Form 10-Q
period 1996-03-31
PERRIGO CO
filed 1996-05-09
CIK 820096

================================================================================



                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                             ----------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________to_______________

                        Commission file number 0-19725

                                PERRIGO COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Michigan                                     38-2799573
  ---------------------------------------              ----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification No.)

             117 Water Street
            Allegan, Michigan                                   49010
         -----------------------                          -----------------
          (Address of principal                              (Zip Code)
            executive offices)


                                (616) 673-8451
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     YES   X                                                   NO
         -----                                                    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
        Class of Common Stock                         April 19, 1996
        ---------------------                        ----------------
             without par                             76,310,611 shares


================================================================================

                        PERRIGO COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                      PAGE
                                                                      NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--March 31, 1996
         and June 30, 1995                                                3

         Condensed consolidated statements of income--Three months
         ended March 31, 1996 and 1995; Nine months ended
         March 31, 1996 and 1995.                                         4

         Condensed consolidated statements of cash flows--Nine
         months ended March 31, 1996 and 1995                             5

         Notes to condensed consolidated financial statements--
         March 31, 1996                                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                                12

                 PERRIGO COMPANY
      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS)





                                                                     MARCH 31,     JUNE 30,
                                                                       1996          1995
                                                                    -----------    --------
                                                                    (Unaudited)
          ASSETS
Current assets
   Cash                                                             $      193    $     259
   Accounts receivable, net of allowances of $2,962 and $3,040          90,330       85,018
   Inventories                                                         172,826      163,549
   Prepaid expenses and other current assets                            13,605       12,866
                                                                    ----------    ---------
          Total current assets                                         276,954      261,692

Property and equipment, at cost                                        337,680      325,100
   Less accumulated depreciation                                        95,628       78,853
                                                                    ----------    ---------
                                                                       242,052      246,247

Cost in excess of net assets of acquired businesses, net of
   accumulated amortization of $9,809 and $8,213                        43,492       45,088
Other                                                                    2,574        2,706
                                                                    ----------    ---------
                                                                    $  565,072    $ 555,733
                                                                    ==========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                 $   58,119    $  57,034
   Payrolls and related taxes                                           12,480       12,813
   Accrued expenses                                                     20,917       20,661
   Income taxes                                                          3,163          753
   Current installments on long-term debt                                  300          300
                                                                    ----------    ---------
          Total current liabilities                                     94,979       91,561

Deferred income taxes                                                   26,415       24,415
Long-term debt, less current installments                               67,840       99,140

Shareholders' equity
   Preferred stock, without par value,
      10,000 shares authorized, none issued                               -            -
   Common stock, without par value, 200,000 shares authorized,
      issued and outstanding 76,308 shares and 76,019 shares           145,590      145,355
   Retained earnings                                                   230,248      195,262
                                                                    ----------    ---------
          Total shareholders' equity                                   375,838      340,617
                                                                    ----------    ---------
                                                                    $  565,072    $ 555,733
                                                                    ==========    =========



    See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                              MARCH  31,           MARCH 31,
                                          1996       1995        1996    1995
                                          ----       ----        ----    ----
Net sales                             $  196,326  $185,266   $602,464  $542,672
Cost of sales                            144,924   136,555    441,318   390,170
                                      ----------  --------   --------  --------
Gross profit                              51,402    48,711    161,146   152,502
                                      ----------  --------   --------  --------

Operating expenses
   Distribution                            6,846     5,606     19,097    15,079
   Research and development                3,043     1,950      7,718     5,687
   Selling and administrative             21,713    21,516     68,052    66,463
   Restructuring                             263        -       1,878        -
   Unusual litigation costs                1,586        -       4,584        -
                                      ----------  --------   --------  --------
                                          33,451    29,072    101,329    87,229
                                      ----------  --------   --------  --------

Operating income                          17,951    19,639     59,817    65,273
Interest expense                           1,317     1,616      4,731     3,629
                                      ----------  --------   --------  --------

Income before income taxes                16,634    18,023     55,086    61,644
Income taxes                               6,000     6,600     20,100    22,600
                                      ----------  --------   --------  --------

Net income                            $   10,634  $ 11,423   $ 34,986  $ 39,044
                                      ==========  ========   ========  ========

Earnings per common share             $     0.14  $   0.15   $   0.45  $   0.51
                                      ==========  ========   ========  ========


Weighted average number of common
   shares outstanding                     77,215    77,186     77,205    77,194
                                      ==========  ========   ========  ========




           See notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)




                                                     NINE MONTHS ENDED MARCH 31,
                                                          1996         1995
                                                          ----         ----
Cash Flows From Operating Activities:
   Net income                                         $   34,986    $ 39,044
   Depreciation and amortization                          20,361      17,205
                                                      ----------    --------
                                                          55,347      56,249

   Accounts receivable                                    (5,312)    (10,040)
   Inventories                                            (9,277)    (19,581)
   Accounts payable                                        1,085       9,101
   Other                                                   3,595        (901)
                                                      ----------    --------
         Net cash from operating activities               45,438      34,828
                                                      ----------    --------

Cash Flows For Investing Activities:
   Vi-Jon acquisition                                         -      (32,354)
   Additions to property and equipment                   (14,460)    (31,478)
   Other                                                      35        (193)
                                                      ----------    --------
         Net cash for investing activities               (14,425)    (64,025)
                                                      ----------    --------

Cash Flows From Financing Activities:
   Borrowings of long-term debt                               -       40,000
   Repayments of long-term debt                          (31,300)    (12,790)
   Tax benefit of stock transactions                          -           -
   Issuance of common stock                                  221          64
                                                      ----------    --------
         Net cash from (for) financing activities        (31,079)     27,274
                                                      ----------    --------


Net Decrease in Cash and Cash Equivalents                    (66)     (1,923)

Cash, at beginning of period                                 259       2,157
                                                      ----------    --------
Cash, at end of period                                $      193    $    234
                                                      ==========    ========

Supplemental disclosures of cash flow information:
   Interest paid                                      $    4,552    $  3,955
   Income taxes paid                                  $   13,731    $ 19,419




           See notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

NOTE B -- INVENTORIES

         The components of inventory consist of the following:

                                March 31,                 June 30,
                                  1996                      1995
                                  ----                      ----
                                          (in thousands)
Finished goods                 $ 85,247                  $ 79,312
Work in process                  61,267                    55,958
Raw materials                    26,312                    28,279
                              ---------                 ---------

                               $172,826                  $163,549
                               ========                  ========

         Inventories are stated at the lower of cost (first-in, first-out) or market.

NOTE C -- RESTRUCTURING COSTS

         For the nine months ended March 31, 1996, the condensed consolidated statement of income includes $1,878 of restructuring costs expensed as incurred related primarily to the consolidation of sales and marketing, graphic arts, purchasing and accounting functions. In addition, $2,812 of costs were paid, primarily related to severance and employee benefit costs, that had been accrued in a previous period. As of March 31, 1996, $1,188 remains in accrued liabilities.

         Completion of the consolidation of distribution centers, originally scheduled for the end of fiscal 1996, has been delayed. The delay relates to further review of the logistic requirements of customers in order to optimize the service level to those customers in a cost effective manner. As a result, further restructuring costs, previously estimated to be approximately $1 million, are anticipated to be recognized in fiscal 1997, if recognized at all.

NOTE D -- COMMITMENTS AND CONTINGENCIES

         For the nine months ended March 31, 1996 the condensed consolidated statement of income includes $4,584 of costs related to a purported class action, a derivative action and a complaint related to the purchase of the Company from its former owners, all as described in the Company's annual report on Form 10-K for the year ended June 30, 1995. The Company believes the actions and claims are without merit, or are covered by insurance, and intends to vigorously defend these actions and claims.

NOTE E -- LONG TERM BORROWINGS AND CREDIT ARRANGEMENTS

         In December 1995 the Company entered into unsecured credit facilities with two financial institutions totalling $60 million. Both facilities are uncommitted and can be terminated by either party at any time. The interest rates associated with the credit facilities are based on bids submitted by the financial institutions, for periods of 1 to 100 days. The Company's restrictive loan covenants under these agreements are substantially the same as those under its $150 million unsecured revolving credit facility.

NOTE F -- SHAREHOLDERS' EQUITY

         On April 10, 1996 the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to shareholders of record on April 22, 1996, of one Preferred Share Purchase Right on each outstanding share of the Company's common stock. The Rights contain provisions which are intended to protect the Company's stockholders in the event of an unsolicited and unfair attempt to acquire the Company. The Company is entitled to redeem the Rights at $.01 per Right at any time before a 20% position has been acquired. The Rights will expire on April 10, 2006, unless previously redeemed or exercised.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

         The Company's net sales increased by 6% to $196,326 for the third quarter of fiscal 1996, from $185,266 during the same period in fiscal 1995. The Company's net sales increased by 11% to $602,464 during the first nine months of fiscal 1996 from $542,672 during the same period in fiscal 1995. The growth in net sales for the third quarter was primarily attributable to increased sales of cough and cold and liquid nutritional supplement products. The growth in net sales for the nine months ended March 31, 1996 was primarily attributable to greater unit sales of cough and cold, oral hygiene, liquid nutritional supplement and vitamin products. Cough and cold product sales increases are primarily due to a more severe cough and cold season than experienced in the same periods last year and continuing emphasis on store brand products by the Company's customers, resulting in increased market share for cough and cold products. The increase in the oral hygiene sales was due to the impact of the acquisition of certain assets of Vi-Jon Laboratories, Inc. ("Vi-Jon") in January 1995. The liquid nutritional supplement is a new product category which the Company first began shipping in June 1995. Vitamin product sales increases are due primarily to increased unit sales to new customers.
The Company's analgesic sales are comparable between periods reflecting the softness of the total analgesic market. Comparative analgesic sales were also impacted by significant promotional activity in the same periods in the prior year. As anticipated, antacid sales have been negatively impacted by the competitive launch of Pepcid(R) and Tagamet(R), two new antacid products, and are comparable between periods. No store brand equivalent for these products can be approved for sale prior to September 1998 due to exclusivity granted by the U. S. Food and Drug Administration (the "FDA").

         Gross profit increased 6% or $2,691 for the third quarter of fiscal 1996 compared to 1995. The gross profit percentage for the third quarter of fiscal 1996 was 26.2%, compared to 26.3% for the same period in fiscal 1995. Gross profit increased by 6% or $8,644 for the first nine months of fiscal 1996 compared to 1995. The gross profit percentage for the first nine months of fiscal 1996 was 26.7% compared to 28.1% for the first nine months of fiscal 1995. The increased sales of lower margin nutritional and personal care products and cost increases in certain material components, that were not entirely passed on to its customers, resulted in the decline in gross profit percentage between periods.

         Operating expenses increased by 15% or $4,379 for the third quarter of fiscal 1996 compared to the same period in fiscal 1995 and included $263 of restructuring costs and $1,586 of unusual litigation costs. Operating expenses as a percentage of net sales were 17.0% for the third quarter of the current year compared to 15.7% for the prior year. Excluding the restructuring and unusual litigation costs, operating expenses as a percent of sales were 16.1% for the third quarter of fiscal 1996. Distribution expenses increased by $1,240 or 22% from the third quarter of fiscal 1995 due primarily to increased shipment volume and additional warehousing costs supporting higher inventory levels and higher freight costs incurred in support of customers' delivery requirements. Distribution expenses as a percentage of sales were 3.5% for the third quarter of fiscal 1996, compared to 3.0% for the third quarter of fiscal 1995. Research and development expenses increased $1,093 or 56% from the third quarter of fiscal 1995 primarily due to expenses related to new product development for which an approval from the FDA, through its Abbreviated New Drug Application ("ANDA") process, is required. Selling and administrative expenses increased $197 or 1% from the third quarter of 1995. Selling and administrative expenses as a percentage of sales were 11.1% for the third quarter of fiscal 1996, compared to 11.6% for the third quarter of fiscal 1995.

         Operating expenses increased by 16% or $14,100 for the first nine months of fiscal 1996 compared to the same period in fiscal 1995 and included $1,878 of restructuring and $4,584 of unusual litigation costs. Operating expenses as a percentage of net sales were 16.8% for the current year compared to 16.1% for the same period last year. Excluding the restructuring and unusual litigation costs, operating expenses as a percent of sales were 15.7% for the first nine months of fiscal 1996. Distribution expenses increased by $4,018 or 27% for the first nine months of fiscal 1996 compared to the same period in fiscal 1995 due primarily to increased volume and additional warehousing costs supporting higher inventory levels. Distribution expenses as a percentage of sales were 3.2% for the first nine months of fiscal 1996 compared to 2.8% for the same period last year. Research and development expenses increased $2,031 or 36% from the first nine months of fiscal 1995 primarily due to expenses related to new product development for which an approval from the FDA through its ANDA process is required. Research and development expenses as a percentage of sales for the first nine months of fiscal 1996 were 1.3% compared to 1.0% for the same period in fiscal 1995. Selling and administrative expenses increased $1,589 or 2% from the first nine months of fiscal 1995. Selling and administrative expenses as a percentage of sales were 11.3% for the first nine months of fiscal 1996 compared to 12.2% for the first nine months of fiscal 1995. The decrease as a percent of sales is due primarily to certain sales promotions in the first nine months of fiscal 1995 which were not repeated in fiscal 1996 and to benefits realized from the restructuring process which the Company began in June 1995. The Company anticipates incurring restructuring costs totaling approximately $2.5 million and unusual litigation costs totaling approximately $6 million in fiscal 1996. As indicated in Note C, the completion of the consolidation of distribution centers, originally scheduled for the end of fiscal 1996, has been delayed. As a result, further restructuring costs, previously estimated to be approximately $1 million, are anticipated to be incurred in fiscal 1997, if recognized at all.

         Interest expense decreased 19% or $299 to $1,317 for the third quarter of fiscal 1996 compared to $1,616 for the same period in fiscal 1995. The decrease reflects lower interest rates and lower borrowing levels in the current year period. Interest expense increased $1,102 during the first nine months of fiscal 1996 compared to $3,629 for the same period in fiscal 1995. The increase reflects higher borrowing levels due to the acquisition of certain assets from Vi-Jon and higher interest rates during the current year period.

         The effective income tax rate for the third quarter of fiscal 1996 was 36.1% compared to 36.6% for the same period in fiscal 1995 and reflects a slight adjustment to the anticipated effective tax rate for the year due to permanent differences.

         The effective income tax rate for the first nine months of fiscal 1996 was 36.5% compared to 36.7% for the same period in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         As the Company's business has continued to grow, liquidity requirements have increased in order to fund working capital needs, primarily accounts receivable and inventory, and capital expenditures for the purposes of increasing manufacturing and distribution capacity. These requirements have been satisfied by cash flow from operations.

         During the first nine months of fiscal 1996 working capital increased $11,844 and cash flow generated by operations exceeded cash flow used by operations by $45,438. Accounts receivable increased $5,312 due primarily to increased sales and inventories increased $9,277 in order to support the increased sales volume.

         The Company's capital expenditures for facilities and equipment were $14,460 for the nine months ended March 31, 1996. The Company anticipates capital expenditures of approximately $20,000 during fiscal year 1996, principally for additional manufacturing and packaging equipment. Capital expenditures in the first nine months were below the original plan as the Company continually assesses its capital needs. Fiscal year 1996 capital expenditures requirements have been lowered reflecting adequate manufacturing and packaging capacity in most product categories. The Company will finance these capital expenditures with cash flow from operations.

         The Company's ratio of indebtedness for borrowed money to equity of .2:1 at March 31, 1996 is down slightly from June 30, 1995. As indicated in
Note E, in December 1995, the Company entered into unsecured credit facilities with two financial institutions totalling $60 million. The credit facilities are short term in nature bearing interest rates based on bids submitted by the financial institutions. The Company intends on utilizing the credit facilities to fund working capital requirements, as required.

PART II.  OTHER INFORMATION

Item 5.  Other Information

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ from those that may have been or may be projected in forward-looking statements by or on behalf of the Company from time to time.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are enclosed herein:


Exhibit Number   Description
- - --------------   -----------
     5           Cautionary Statement
                 Identifying Important Factors
                 That Could Cause Results to
                 Differ

    27           Financial Data Schedule



         (b) The Company filed no reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             PERRIGO COMPANY
                                             ----------------------------------
                                             (Registrant)





Date:  May 8, 1996                           /s/Michael J. Jandernoa
                                             ----------------------------------
                                             Michael J. Jandernoa
                                             Chairman of the Board and Chief
                                               Executive Officer





Date:  May 8, 1996                           /s/Steve M. Neil
                                             ----------------------------------
                                             Steve M. Neil
                                             Vice President--Finance, Treasurer
                                               and Chief Financial Officer