Form 10-K405
period 1996-06-30
PERRIGO CO
filed 1996-09-27
CIK 820096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-K 405
        [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1996
       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19725

                                PERRIGO COMPANY
             (Exact name of registrant as specified in its charter)

                    Michigan                                                                38-2799573
   (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

                          117 Water Street                                                  49010
                          Allegan, Michigan                                             (Zip Code)
              (Address of principal executive offices)

       Registrant's telephone number, including area code: (616) 673-8451

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                                Name of each exchange on which registered

                     None                                                  None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock (without par value)
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No
                                                -          -
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                                 -
      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 4, 1996 as reported on the NASDAQ National Market System, was approximately $455,553,000. Shares of common stock held by each executive officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of September 4, 1996 the registrant had outstanding 76,503,701 shares of common stock.

      Documents incorporated by reference: Registrant's Proxy Statement for its Annual Meeting on October 30, 1996 is incorporated by reference into Part III.

                                    PART I.


Item 1.          Business of the Company.
- -------          ------------------------
GENERAL

         The Company, established in 1887, is the nation's largest manufacturer of over-the-counter (non-prescription) pharmaceuticals and personal care store brand products. Store brand products are sold under a retailer's own label and compete with nationally advertised brand name products. The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as Wal*Mart, Kmart, Walgreens, Kroger, CVS, American Stores, Target, Payless, Meijer, and Revco and major wholesalers such as Topco, Super Valu and Fleming. The Company's marketing strategy has been to offer a broad line of high quality store brand products which are comparable in quality and efficacy to national brand products. The Company's products include over-the-counter pharmaceuticals (such as analgesics, cough and cold remedies, antacids, laxatives, feminine hygiene and suppositories), personal care products (such as toothpaste, mouthwash, rubbing alcohol, hydrogen peroxide, baby care, skin care, hair care and sun care) and nutritional products (such as synthetic and natural vitamins, nutritional drinks and diet aids). The Company attributes its leadership position in the store brand market to its commitment to quality of products, customer service, marketing support and emphasis on low cost production. To a lesser extent, the Company also manufactures and markets its own brand name over-the-counter pharmaceuticals, personal care and nutritional products under the names Swan(R), Good Sense(R), Daily Source(R) and Nature's Glo(R), and a limited number of over-the-counter pharmaceuticals, personal care and nutritional products under contract for marketers of national brand products. See "Business of the Company--Products."

         In recent years, there has been continued strong demand for store brand products from both retailers and consumers. The cost to the retailer of a store brand product is significantly lower than that of a nationally advertised brand name product. The retailer therefore can price a store brand product significantly below the competing national brand product while still realizing a higher profit margin on its store brand product. Generally, the retailers' dollar profit per unit of store brand product sold is higher than the dollar profit per unit of the comparable national brand product.

         Based upon information supplied to the Company by certain of its customers, the Company believes that its products also are attractive to the retailer because in many cases the rates of unit sales of its store brand products are at least as rapid as the rates of unit sales of comparable national brand products. From the consumers' standpoint, the Company's store brand products offer a lower priced, comparable quality alternative to nationally advertised brand name products. This comparable quality is possible because the Company's products are manufactured using ingredients, formulas and processes similar to those of national brand products, taking care to avoid any legal infringement of proprietary rights.

         The Company's principal executive offices are located at 117 Water Street, Allegan, Michigan 49010 and its telephone number is (616) 673-8451.
The Company operates primarily through five wholly-owned domestic subsidiaries,
L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo Company of Tennessee, Inc. (formally Cumberland-Swan, Inc.), Perrigo Company of Missouri, Inc. and Perrigo International, Inc. and two wholly-owned foreign subsidiaries, Perrigo de Mexico S.A. de C. V. and Nippon Perrigo, K.K. As used herein, the "Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

SIGNIFICANT DEVELOPMENTS DURING FISCAL YEAR 1996

         The Company effectively completed the process of restructuring its sales, marketing and operational functions announced in June 1995. In addition, a business process redesign effort to increase focus on delivering greater value to customers while lowering costs was started in the latter half of fiscal 1996 and is expected to continue for a period of approximately 2 years. During the fourth quarter the Company decided to discontinue the stick deodorant product category and intensified its efforts to eliminate certain low volume products.

         Throughout the year, the Company recognized sales from new products. The store brand equivalent of Ensure(R), a liquid nutritional supplement the Company began to market in June 1995, proved to be a very successful addition to the Company's existing product line. In June 1996 the Company began to market the store brand equivalent of Rogaine(R), a hair growth stimulant which is a new product category for the Company, through an agreement with a third party manufacturer. This agreement demonstrated the success of the Company's efforts to develop the store brand market by working to develop outside sources for products which it does not currently have manufacturing capabilities or an approved Abbreviated New Drug Application ("ANDA").

         In November 1995 the Company received approval from the United States Food and Drug Administration ("the FDA") to manufacture its own version of Tavist-1(R), an antihistamine. Prior to receiving manufacturing approval, this product was purchased from a generic pharmaceutical company.

         In August 1995 the Company established Nippon Perrigo, K. K., a Japanese corporation, and hired a Japanese national as country manager. The Company was successful in increasing sales into the Japanese market as well as markets in Russia, the Ukraine and Canada.

         In April 1996 the Company's Board of Directors adopted a Preferred Share Purchase Right Plan. The Rights contain provisions which are intended to protect the Company's stockholders in the event of an unsolicited attempt to acquire the Company. See Note G of Notes to Consolidated Financial Statements.

         In June 1996 the Company entered into a credit agreement with a group of banks which provides a $150 million credit facility. The new agreement has terms and conditions which are similar to those in the previous agreement. The new agreement is for four years and has added multi-currency features, an additional pricing option and has a more favorable fee structure.

         In December 1995 the Company entered into uncommitted credit facilities with two financial institutions totalling $60 million. Both facilities can be terminated by either party at any time.

         During the year the Company reduced its borrowing on its lines of credit from $97 million to $47 million.

BUSINESS STRATEGY

         The Company attributes its sustained leadership position in its categories to the implementation of several focused business strategies which reflect the Company's commitment to its customers and employees. Set forth below are the principal tenets of the Company's business strategy.

#        COMMITMENT TO THE CUSTOMER:

                 CUSTOMER SERVICE is a primary focus of the Company with an emphasis on building and maintaining strong partnerships with its customers. The Company seeks to establish customer loyalty by (1) providing value priced products which are comparable in efficacy and quality to the national brand's formulas in quality packaging and (2) achieving superior reliability through the timely processing, shipment and delivery of orders. The Company's customer service capabilities are enhanced by an innovative electronic data interchange program known as Minimum Inventory-Maximum Service (MIMS). The Company works with its major customers to help them reduce their inventories while maintaining optimal quantities of store brand product on their shelves. The Company believes these cooperative programs are of immediate benefit to its customers and to consumers and will result in increased customer loyalty and higher sales for the Company. In addition, in-house graphic arts and printing departments allow the Company to respond promptly to changing trends in customer orders and packaging preferences.

                 The Company has adopted the Efficient Consumer Response (ECR) strategy whereby the Company works closely with its suppliers and customers to bring better value to the consumer. Quick response to consumer/retailer needs and continuous replenishment of inventory are integral components of ECR. One of the initial processes relating to ECR being addressed through business process redesign will be order fulfillment. The Company's goal is to radically shorten the time that it takes to execute customer requests for product deliveries. MIMS is another example of how the Company is working with retailers in an ECR strategy. The Company believes that the benefits of ECR will be a focus on the total supply system, rather than on individual components, which will reduce total system costs, inventories and physical assets while improving the consumer's choice of high quality products.

                 MARKETING SUPPORT provided by the Company is directed at developing customized marketing programs for its store brand products. The primary objective of this store brand management approach is to enable retailers to increase sales of their own brand name products by communicating store brand quality and value to the consumer. The Company's marketing personnel assist in the development and promotion of customers' store brand products by performing consumer research, providing market information and establishing individualized marketing programs. As part of the restructuring announced in June 1995, the Company has increased its staff of field marketing personnel who work closely with sales personnel to further develop customer store brand marketing programs.

                 MANUFACTURING FLEXIBILITY allows the Company to respond quickly to changes in customer needs. The Company continually strives to improve its manufacturing capabilities and technology in order to provide the manufacturing flexibility necessary to meet its customers' changing needs and maintain a low cost production position. Cross-functional teams are utilized to identify and eliminate root causes which may negatively impact customer service and to identify and manage cost reduction activities.


                 The Company's manufacturing operations focus on the unique manufacturing characteristics of its three basic product categories. While each manufacturing facility is not exclusive to specific products, over-the-counter pharmaceuticals production is concentrated in Michigan, personal care product production is concentrated in Tennessee, Missouri and California and nutritional product production is concentrated in South Carolina.

#        CREATING VALUE FOR CUSTOMERS AND CONSUMERS:

                 NEW PRODUCT DEVELOPMENT is emphasized by the Company in an effort to be among the first companies to bring new products to the store brand market. This effort is directed at new products in over-the-counter pharmaceuticals, personal care and nutritional products as well as products which are changing from "prescription only" status to over-the-counter status. In the latter case, the Company has combined both internal research and strategic product development agreements with outside sources to accelerate product approval through the United States Food and Drug Administration (the "FDA") Abbreviated New Drug Application ("ANDA") process. As a result of these efforts, the Company believes it is positioned to provide new products to retailers and consumers on an accelerated basis. See page 10 "New Product Development".

                 BREADTH OF THE PRODUCT LINE offered by the Company for over-the-counter pharmaceuticals, personal care and nutritional products provides retailers with a primary supplier for such products, thereby minimizing retailers' product sourcing costs. These savings by retailers result in lower costs to consumers and added strategic value to the Company.

                 DISTRIBUTION CHANNELS offering optimal product logistics and maximizing service to the customer are an ongoing focus of the Company. With regional warehouses located across the United States, the Company is able to warehouse products near retailers, react to retailers' needs on a timely basis and minimize freight costs, resulting in greater value to retailers and lower costs to consumers. In fiscal 1997 the Company has plans to complete a review of its existing distribution system and implement a product delivery system that reduces costs while optimizing customer service.

                 The Company believes it is well positioned to respond to differing customer needs including international customers which are expected to increase in importance to the Company.

#        EMPHASIS ON EMPLOYEE PRODUCTIVITY:

                 PRODUCTIVITY AND EFFICIENCY IMPROVEMENTS are encouraged by sharing related cost savings with employees through formalized employee bonus programs which share productivity improvements with employees on a 50/50 basis.

                 EDUCATION OF THE WORKFORCE AND A TEAM APPROACH provides employees with the skills to generate and implement programs designed to increase the Company's productivity and efficiency, to improve quality and to better serve customers.

                 CONTINUOUS IMPROVEMENT PROGRAMS, including cross-functional teams, reductions of manufacturing set-up times, internal and external customer audits and on the job training programs are being utilized extensively to improve efficiency by eliminating waste from all phases of Company operations. All levels of management are involved in the planning process in an effort to forecast future manufacturing needs with sufficient lead time to reallocate production resources and to implement capacity increases. During fiscal year 1996, in order to better respond to changes in the marketplace, the Company initiated a business process redesign effort which will focus initially on managing orders, managing products, manufacturing planning, inventory management and management information systems.

PRODUCTS

         The Company operates in one primary business segment, store brand health and beauty care, and does not maintain operating profit or fixed asset information by its three major product categories. Since this information is not available, disclosure of operating segment information by these product categories, utilizing arbitrary allocations, would not be material to investors.

         The Company currently markets approximately 950 store brand products to approximately 1,150 customers. The Company includes as separate products multiple sizes, flavors and product forms of certain products. The Company has a leading market share in certain of its products in the store brand market.

         The following table, which does not include certain miscellaneous net sales (primarily bulk tablet sales), illustrates growth in net sales for the Company's three product lines from fiscal year 1991 through fiscal year 1996.

                                                                         NET SALES BY PRODUCT LINE
                                                                                     YEAR ENDED JUNE 30,

                                       1996         1995         1994         1993        1992       1991
                                      ------     --------     --------     --------    --------   --------

OTC Pharmaceuticals . . . .          $474,551    $450,608     $433,624     $365,054     $259,414    $187,657
Personal Care . . . . . . .           212,234     197,784      175,822      159,280      114,316      65,240
Nutritional . . . . . . . .            89,808      66,701       57,024       45,155       35,224      27,882
                                      -------     -------     --------     --------     --------    --------
                                     $776,593    $715,093     $666,470     $569,489     $408,954    $280,779
                                      -------     -------     --------     --------     --------    --------

         As part of the product development process, the Company reviews any potential patent infringement and develops alternative formulations so as not to infringe on any patent. The Company's in-house graphic arts and printing departments and regulatory personnel work closely with the Company's customers on packaging for their store brand products that invites comparison to the national brands as quality value alternatives, while avoiding infringement on any property right of the marketers of national brand products. The goal of the Company and the retailers is to inform consumers that the store brand product is comparable to the national brand product, not to confuse consumers into thinking that they are buying the national brand product. The retailer, which has control over packaging decisions, wants consumers to know they are buying a lower cost, comparable quality alternative to a national brand product.

         The following table sets forth some of the products marketed by the Company under store brand labels. Each retailer may have its own name for a store brand product. Also set forth, where meaningful, are the names of certain of the national brands with which these products compete.


                                                          Illustrative Competing
Company Products                                          National Brands
- ----------------                                          ---------------

                                                 OVER-THE-COUNTER PHARMACEUTICALS

Analgesics
- ----------
Ibuprofen Tablets & Caplets                               Advil(R) Tablets & Caplets
Pain Reliever Without Aspirin (Acetaminophen)             Tylenol(R) Tablets, Caplets, Gelcaps & Gel Tabs
Children's Non-Aspirin Tablets                            Children's Tylenol(R)
Children's Non-Aspirin Elixirs & Suspensions              Children's Tylenol(R) Elixirs & Suspensions
Non-Aspirin Infant Drops                                  Tylenol(R) Infant Drops
Aspirin                                                   Bayer(R)
Added Strength Pain Reliever                              Excedrin(R)
Effervescent Pain Relief                                  Alka-Seltzer(R)
Children's Chewable Aspirin                               Bayer(R) Children's Aspirin

Cough/Cold
- ----------
Nite Time Cough Syrup                                     NyQuil(R)
Nite Time Liquid Caps                                     NyQuil(R) Liqui-Caps
Day Time Liquid Caps                                      DayQuil(R) Liqui-Caps
Aphedrid Tablets                                          Actifed(R)
Cold Capsules                                             Contac(R)
Tussin Cough Syrup                                        Robitussin(R)
Children's Non-Aspirin Cold/Cough                         Tylenol(R) Cold Plus Cough
Di-Bromm                                                  Dimetapp(R)
Pseudoephedrine                                           Sudafed(R)
Diphedryl(R)                                              Benadryl(R)
Effervescent Cold Relief                                  Alka-Seltzer(R) Plus
Triacting Syrup and Expectorant                           Triaminic(R)
Flu & Cold Medicine                                       Thera-Flu(R)
Nasal Spray                                               Afrin(R)
Dayhist - 1                                               Tavist - 1(R)
Dayhist - D                                               Tavist - D(R)


Antacids
- --------
Stress Liquid                                             Pepto-Bismol(R)
Maldroxal(R)                                              Maalox(R)
Ma-santi(R)                                               Mylanta(R)
Ma-santi(R) II                                            Mylanta II(R)
Antacid Gelcaps                                           Mylanta(R) Gel-Caps
Flavored Antacid Tablets                                  Tums(R)

Laxatives
- ---------
Natural Fiber Laxative                                    Metamucil(R)
Women's Laxative Tablets                                  Correctol(R)
Laxative Plus                                             Ex-Lax(R)





Anti-diarrheal
- --------------
Loperamide Hydrochloride Liquid                             Imodium A-D(R) Liquid
Loperamide Hydrochloride Caplets                            Imodium A-D(R) Caplets

Feminine Hygiene
- ----------------
Miconazole-7 Cream                                          Monistat-7(R) Cream

Suppositories
- -------------
Hemorrhoidal Suppositories                                  Preparation H(R)
Adult & Infant Glycerin Suppositories                       Squibb(R)

Creams and Ointments
- --------------------
Hemorrhoidal Ointment and Cream                             Preparation H(R)

Dermatologic
- ------------
Minoxidil                                                   Rogaine(R)

Diagnostic Test Kits
- --------------------
Pregnancy Test Kits                                         e. p. t.(R)

Sleep Aids
- ----------
Sleep Aid Tablets
Sleep Aid PM
Sleep Aid Liquid Caps


                             PERSONAL CARE PRODUCTS
Oral Hygiene
- ------------
Peppermint Mouthwash                                        Scope(R)
Green Mouthwash                                             Scope(R)
Clear Baking Soda Mouthwash                                 Scope(R)
Antiseptic Mouthwash                                        Listerine(R)
Blue Mint Antiseptic Mouthwash                              Listerine(R)
Spring Mint Antiseptic Mouthwash                            Listerine(R)
Clear Alcohol Free Mouthwash                                Bausch & Lomb(R)
Anti-Plaque Dental Rinse                                    Plax(R)
Effervescent Denture Tablets                                Efferdent(R)
Tartar Control Toothpaste                                   Crest(R) Tartar
Tartar Gel Toothpaste                                       Crest(R) Tartar Gel
Sodium Fluoride Toothpaste                                  Crest(R)
Mint Sodium Fluoride Toothpaste                             Crest(R) Mint
Smoker's Toothpaste                                         Topol(R)
Baking Soda Toothpaste                                      Arm & Hammer(R)
Tartar Control Baking Soda Toothpaste                       Arm & Hammer(R)
Sensitive Teeth Toothpaste                                  Sensodyne(R)
Whitening Toothpaste                                        Rembrandt(R)
Coolfresh Toothpaste                                        Colgate(R)



Skin Care
- ---------
Dry Skin Treatment Lotion/Cream                             Evlerin(R)
Beauty Lotion                                               Oil of Olay(R)
Skin Care Lotion                                            Vaseline(R) Intensive Care Lotion
Medicated Skin Cream                                        Noxzema(R)
Therapeutic Dry Skin Lotion                                 Lubriderm(R)
Skin Care Bath Oil                                          Alpha-Keri(R) Bath Oil
Hydroxy                                                     Alpha-Hydrox(R)
Shower & Bath Powder                                        Shower to Shower(R)
Body Wash Plus Moisturizer                                  Oil of Olay(R)
Cold Cream                                                  Ponds(R)

Sun Care
- --------
Sunless Tanning Cream                                       Bain de Soleil(R)
Sunless Tanning Lotion                                      Coppertone(R)
Moisturizing Sunblock                                       Coppertone(R)
Dark Tanning Lotion                                         Coppertone(R)
Active Sunblock                                             Coppertone(R) Sport
Children's Sunblock                                         Waterbabies(R)
Tropic Tanning Oil                                          Hawaiian Tropic(R)
Moisturizing Aloe Vera                                      Banana Boat(R)

Hair Care
- ---------
Dandruff Shampoo                                            Head & Shoulders(R)
Shampoo Plus Conditioner                                    Pert(R) Plus
Vitamin Shampoo Plus Conditioner                            Pantene(R)

Deodorants
- ----------
Roll-On Deodorant                                           Ban(R)

Baby Care
- ---------
Baby Bath                                                   Mennen(R), Johnson & Johnson(R)
Baby Shampoo                                                Johnson & Johnson(R)
Baby Lotion                                                 Johnson & Johnson(R)
Baby Oil                                                    Johnson & Johnson(R)
Baby Powder                                                 Johnson & Johnson(R)
Diaper Ointment                                             Desitin(R)

Wets & Drys
- -----------
Rubbing Alcohol
Hydrogen Peroxide
Magnesium Citrate
Epsom Salt
Mineral Oil                                                 Squibb(R)
Castor Oil
Witch Hazel
Ipecac Syrup
Calamine Lotion
Clear Anti-Itch Lotion                                      Caladryl(R) Clear
Medicated Calamine Lotion                                   Caladryl(R)


                              NUTRITIONAL PRODUCTS

Synthetic Vitamins
- ------------------
Multiple Vitamins                                           One-A-Day(R)
Men's Multiple Vitamins                                     One-A-Day(R)
Women's Multiple Vitamins                                   One-A-Day(R)
Century IV Vitamins                                         Centrum(R)
Century Senior                                              Centrum Silver(R)
Century Kids
A-Shapes Chewables                                          Flintstones(R)
Therapeutic M                                               Theragran M(R)
Antioxidant with Zinc                                       Ocuvite(R)
Prenatal                                                    Stuarts Prenatal(R)
Geratrex                                                    Geritol(R)
B Vitamins
Vitamin C
Vitamin E
Chromium Picolinate
Procea                                                      Protegra(R)

Natural Vitamins
- ----------------
Vitamin C
Vitamin E
Beta Carotene
Calcium
Cod Liver Oil Capsules

Herbals
- -------
Ginseng                                                     Ginsana(R)
Odorless Garlic                                             Garlique(R)
Garlic Oil Capsules
Ginkgo Biloba
Valerian Root
Golden Seal Root
Echinacea Root
Cranberry Soft Gels
Saw Palmetto

Nutritional Drinks
- ------------------
Liquid Nutritional Supplement                               Ensure(R)
Liquid Nutritional Supplement Plus                          Ensure Plus(R)
Liquid Nutritional Supplement Light                         Ensure Light(R)

Diet Aids
- ---------
Diet Caplets                                                Dexatrim(R)

Artificial Sweeteners
- ---------------------
Saccharin
Aspartane

         To a lesser extent, the Company manufactures and markets under its own brand names the Daily Source(R) and Nature's Glo(R) lines of natural vitamins and sun care products and the Good Sense(R) and Swan(R) brand lines of over-the-counter pharmaceuticals and personal care products. The Good Sense(R) and Swan(R) brands also market "wets" products such as rubbing alcohol and hydrogen peroxide. Sales of the Company's own brand name products accounted for 6% to 8% of the Company's net sales in fiscal years 1996, 1995 and 1994. The Company also manufactures over-the-counter pharmaceuticals, nutritional and personal care products under contract for manufacturers of national brand products. Contract sales accounted for 2% to 3% of the Company's net sales in fiscal years 1996, 1995 and 1994.

RESEARCH AND DEVELOPMENT

         Research and development is a key component of the Company's business strategy. The Company does not attempt primary research to develop new products which have not been previously sold to consumers. Instead, the Company's research efforts are focused on developing store brand products comparable in formulation, quality and efficacy to existing national brand products. The Company's research and development staff also continually reformulates existing Company products in response to changes in national brand formulas in order to maintain product comparability.

         The Company believes its research and development staff is among the most experienced in the industry at developing national brand equivalent products using state-of-the-art computerized equipment. The Company has 59 chemists, pharmacists and technicians devoted to research and development activities and has spent approximately $10.4 million, $8.7 million, and $6.2 million for research and development during fiscal years 1996, 1995 and 1994, respectively. The increase in expenditures reflects greater costs associated with the approval for manufacturing and marketing of certain products that require approval through the ANDA process. The Company anticipates that research and development expenditures related to new product introductions will continue to increase in the foreseeable future.

         During fiscal year 1996 the Company made an investment in Ireland-based Warner Chilcott plc, an affiliate of Elan Corporation, a leading international drug technology development company. While this investment does not directly involve Perrigo in the business of manufacturing generic prescription products, it does allow the company to gain a better understanding of the worldwide generic prescription industry, including its customers and supply chain.

NEW PRODUCT DEVELOPMENT

         The Company's new product development efforts, including products which have been approved through the ANDA process, have contributed to its growth and have enabled it to be among the first companies to manufacture and market certain store brand products. New products, as defined by the Company, include not only new store brand products which are comparable to newly introduced national brand products, but also variations of existing products such as new sizes, flavors and product forms. During fiscal year 1996 approximately $45 million of the Company's net sales were attributable to new products added to the Company's product lines within the past two fiscal years.

         Most new products introduced by the Company do not require prior approval of the FDA for their manufacture or marketing. The introduction of products for which patent protection is expiring or which are becoming available over-the-counter ("switch products") is an important element of the Company's strategic plan and requires prior approval of the FDA through its ANDA process. In an effort to be among the first companies to offer comparable store brand products, the Company focuses on internal development and also negotiates exclusive arrangements with various pharmaceutical manufacturers to market certain over-the-counter pharmaceuticals as soon as these manufacturers receive

FDA approval to manufacture such products. The Company has identified these products as having a higher profit margin potential than certain of its present products. Prior to the time when the Company receives approval to manufacture these products, the profit potential may be less due to the costs associated with sourcing the product from other pharmaceutical companies.


         The Company has been granted FDA approval for the manufacture and distribution of the following products: Ibuprofen tablets and caplets (a non-aspirin analgesic which is the active ingredient in the competing branded over-the-counter drugs Advil(R), Nuprin(R) and Motrin(R) IB); Loperamide Hydrochloride caplets and liquids (an over-the-counter drug used for the control and symptomatic relief of acute, non-specific diarrhea) which are comparable to the nationally advertised brand Imodium AD(R); and Clemastine Fumerate tablets (an antihistamine comparable to Tavist-1(R)).

         The Company has obtained the rights for distribution of the following products through the use of strategic agreements: Dayhist-D (an antihistamine and nasal decongestant) which is comparable to Tavist-D(R), miconazole nitrate vaginal cream (a vaginal yeast infection treatment) similar to Monistat-7(R) cream, minoxidil (a hair growth stimulant) which contains the same active ingredient as Rogaine(R), DiBromm tablets (a cough suppressant) which is similar to Dimetapp-DM(R), dixaphedrine (an antihistamine and nasal decongestant) which is the equivalent of Drixoral(R), cold capsules and sleep aid tablets.

         The Company estimates that products for which patent protection is expiring through the year 2002, which include, among other products, Aleve(R), Lotrimin AF(R), Tagamet(R), Zantac(R), Zovirax(R), Axid(R), Pepcid(R), Claritin(R), Claritin-D(R), Orudis(R) and Femstat(R) represent a substantial potential market. The Company is actively pursuing all avenues to offer store brand equivalents for these and other switch products. However, there can be no assurance that the Company will be successful in obtaining approval to distribute additional products.

SALES AND MARKETING

         In contrast to the national brand manufacturers, which incur considerable advertising and marketing expenditures that are directly targeted at the end consumer, the Company's marketing efforts channel through its customers, the retailers and wholesalers, and reach the consumer through in-store marketing programs. During the year ended June 30, 1996 the Company restructured its sales and marketing functions to increase its focus on delivering greater value to the customer while lowering costs. The Company's marketing efforts are directed at developing customized marketing programs for its customers' store brand products. The primary objective of this store brand management approach is to enable retailers to increase the share of their own brand name products by communicating the store brand quality value message to the consumer. In addition, because the cost to the retailer of a store brand product is generally significantly lower than that of a national brand product, the retailer is able to commit funds to promote its store brand products through coupons, rebates and other individualized promotions, while still realizing a higher profit margin on its store brand products than on comparable national brand products. In most cases, the retailer earns a greater dollar profit per unit on store brand products.

         The Company offers extensive marketing support programs for its products. The marketing department works in tandem with the sales and field marketing force to develop customized marketing programs for its customers. The marketing department is responsible for managing product introductions and conversions, promotional planning support and providing market research. The Company utilizes both primary and secondary market research, monitoring data and trends for products and categories, and provides market information and educational training aids to its customers. In addition, merchandising vehicles such as trial size programs, floor displays, "shelf-talkers" (point of purchase advertising), bonus sizes, coupons, rebates, store signs and promotional packs are available and incorporated into individual customers' programs. The graphic arts and printing departments provide customer support by developing packaging displays and point of purchase material.

         The Company's products are sold by its own sales force, primarily to major retail drug, supermarket and mass merchandise chains and major wholesalers, and by industry brokers, primarily to smaller retailers. There are no long-term contracts with customers that are considered material. Major customers include Wal*Mart, Kmart, Walgreens, Kroger, Topco, CVS, American Stores, Target, Payless, Super Valu, Meijer, Revco and Fleming. Wal*Mart accounted for 19%, 18% and 15% of net sales for the years ended June 30, 1996, 1995 and 1994, respectively. None of the Company's other customers account for more than 10% of its net sales. The Company's use of its own sales force enables it to establish close relationships with major customers. Each sales person is assigned to specific customers in order to assist them in the development and promotion of their store brand sales programs and to optimize communication of the customers' needs to the rest of the Company. Industry brokers provide a distribution channel for some products, in particular, those products marketed under the Swan(R) and Good Sense(R) brands.

MANUFACTURING AND DISTRIBUTION

         The Company has ten manufacturing facilities which occupied approximately 2,140,000 square feet as of June 30, 1996. During fiscal year 1996 the Company increased manufacturing and distribution capabilities through a number of projects. Significant projects included investments in tablet manufacturing and packaging equipment, warehousing systems and equipment that supports process improvements. The Company has historically supplemented its production capabilities with the purchase of product from outside sources and will continue to do so in the future. The Company has not added additional manufacturing capacity until needed and has been able to integrate new capacity with minimal disruption to operations. With regard to packaging capacity, the Company's over-the-counter pharmaceutical and nutritional production facilities generally operated between 80% and 90% capacity during fiscal year 1996. The personal care facilities currently are operating between 60% and 70% of capacity. The Company is aggressively exploring opportunities to utilize available capacities. The Company also utilized approximately 1,810,000 square feet in its distribution operations as of June 30, 1996. The Company uses third party warehousing operations in combination with long-term leases to respond to seasonal fluctuations.

         Total capital expenditures amounted to $17.6 million in fiscal year 1996 and are expected to be approximately $30 million in fiscal year 1997. Planned fiscal year 1997 expenditures primarily include the addition of manufacturing and packaging equipment to support growth in the over-the-counter pharmaceuticals and nutritional product categories. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources."

         The Company has manufacturing capabilities which are designed to allow low cost production of a wide variety of products of different quantities, sizes and packaging while maintaining a high level of customer service and quality. Flexible production line change-over capabilities and reduced cycle times allow the Company to respond quickly to changes in manufacturing schedules. The Company's manufacturing resource planning (MRP II) system enables the Company to develop realistic and attainable production schedules and related material and capacity requirements. The Company's customer service capabilities are enhanced by an innovative electronic data interchange program known as Minimum Inventory-Maximum Service (MIMS). The Company has, for the last several years, worked with its major customers to help them reduce their inventories while maintaining optimal quantities of store brand product on their shelves. The Company believes these cooperative programs are of immediate benefit to its customers and consumers and will result in increased customer loyalty and higher sales.


         Another of the Company's competitive advantages is that it produces customized labels and cartons for its products. The Company's printing capabilities allow it to work closely with customers ensuring accuracy and reliability of product labeling and packaging and permitting faster new product introductions. The graphic arts and printing departments printed approximately 61% of the Company's labels and 48% of the Company's cartons in its own facilities during fiscal year 1996.

         The Company currently ships its products from six geographically dispersed distribution facilities. During fiscal year 1997 the Company will be reassessing its warehousing configuration for potential consolidations that will reduce costs while optimizing customer service. See "Item 2. Properties." In most cases the Company uses either contract freight carriers or common carriers to deliver its products. The Company has a fleet of trucks which are integrated into its distribution network. Several of the Company's major customers pick up their products at the Company's distribution facilities.

         The Company manufactures approximately 85% of the bottles that are utilized for personal care products. By blow molding its own bottles, the Company is able to achieve a cost advantage in products for which the bottle is a significant portion of the total product cost. Internal production also enhances the Company's packaging knowledge as it works with external suppliers.

COMPETITION

         The market for store brand over-the-counter pharmaceuticals, personal care and nutritional products is highly competitive. Competition is based primarily on quality of products, customer service, marketing support, price and availability of new products. The Company believes it competes favorably on all of these factors.

         The Company's direct competition consists primarily of independent, privately owned companies and is highly fragmented both in terms of geographical market coverage and product categories. The Company is the nation's largest manufacturer of store brand over-the-counter pharmaceuticals and personal care products, however, the Company competes in the nutritional area with a number of companies with broader product lines and larger sales volumes.

         The Company's products also compete with nationally advertised brand name products. Most of the national brand companies have resources substantially greater than those of the Company. The Company does establish partnerships with national brand companies to further develop the store brand market. National brand companies could in the future seek to compete more directly with the Company by manufacturing store brand products or by lowering prices of national brand products. The Company believes that it is not likely that national brand manufacturers will enter the store brand market on a widespread basis in the foreseeable future. The Company has the following bases for this belief: certain national brand manufacturers have previously entered the store brand market and subsequently withdrawn; the methods of manufacturing used by national brand manufacturers are not easily adapted to the requirements of the store brand market, such as the ability to produce many different packagings and product sizes and colors; and the primary marketing efforts of national brand manufacturers are directed toward the consumer rather than toward the retailer.

MATERIALS SOURCING

         Raw materials and packaging supplies are generally available from multiple suppliers. Certain work-in-process and finished goods are purchased because they are either not feasible to be produced internally or when the Company is experiencing unusual seasonal demand. The Company is normally able to rapidly react to situations which require alternate sourcing. The Company has good, cooperative working relationships with its suppliers. Sales volume has allowed the Company to capitalize on economies of scale in the purchase of materials and supplies. As a major producer of various pharmaceutical, personal care and nutritional products, the Company has developed supply agreements which enables it generally to purchase materials on highly cost-effective terms.

TRADEMARKS AND PATENTS

         The Company owns certain trademarks and patents, however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent, or group of trademarks or patents.

PRODUCT LIABILITY

         The sale of any product can expose the seller to product liability claims. Over the last ten years the aggregate amount paid in settlement of liability claims has not been material and the Company is unaware of any suits which would impair its insurance limits. The Company believes that its product liability insurance coverage is adequate to cover anticipated lawsuits.

ENVIRONMENTAL

         The Company is subject to various Federal, state and local environmental laws and regulations. The Company believes that the costs for complying with such laws and regulations will not be material to the business of the Company. The Company does not have any material remediation liabilities outstanding.

REGULATORY

         The Company's products are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, regulates the formulation, manufacture, packaging and labeling of all of the Company's products. The Company believes that its products comply in all material respects with existing regulations.

         The majority of the Company's pharmaceutical products are regulated as "old drugs" subject to the requirements of the Over-the-Counter Drug Review regulations promulgated by the FDA. This class of drugs requires no prior approval from the FDA before marketing, but such products must comply with applicable FDA Monographs which specify, among other things, required ingredients, dosage levels, label contents and permitted uses. These Monographs may be changed from time to time, in which case the Company may be required to change the formulation, packaging or labeling of any affected product. Changes to Monographs normally have a delayed effective date, so while the Company may have to incur costs to comply with any such changes, disruption of distribution is not likely.

         Several products introduced by the Company as part of its over-the-counter new product offering development program required prior approval by the FDA before they could be manufactured or marketed. These drugs were approved by the FDA through the ANDA process. See "Business of the Company--New Product Development."

         In general, an ANDA can be filed for a drug which is the equivalent of a product previously approved by the FDA. Under the ANDA process applicants are required to demonstrate through studies that the bioavailability of its product (the rate and extent of absorption of a drug's active ingredient and/or its availability at the site of drug action) is equivalent to an approved form, that its facilities and personnel meet FDA standards for the manufacture of such product and that its production procedures will consistently adhere to quality standards. If the FDA determines that the ANDA process is suitable for the given drug and if the applicant demonstrates the required equivalency and meets the other requirements, the FDA will normally approve the product without requiring the applicant to conduct the clinical studies to prove safety and efficacy required by a New Drug Application ("NDA"). Use of the ANDA process substantially reduces the expense of securing FDA approval and may cut the time for approval from five years or more for an NDA to approximately one to three years from the time of submission of the application.

         The FDA has promulgated regulations known as "Current Good Manufacturing Practices for Finished Pharmaceuticals" which govern the drug manufacturing operations of the Company's plants. These practices, to which the Company voluntarily adheres for substantially all of its non-drug products, include strict quality control standards at all stages of production, including the receipt of raw materials, storage, manufacturing and labeling. Pursuant to these practices, raw materials are sampled and tested in the Company's laboratory facilities, products are sampled and tested during production, and quality levels are monitored. In addition, sanitation standards applicable to the Company's non-drug products (including vitamins) are regulated pursuant to the Federal Food, Drug and Cosmetic Act of 1938, as amended. The FDA's most recent inspection of the Company's manufacturing facilities found the Company in compliance in all material respects with these sanitation standards as well as the Current Good Manufacturing Practices.

         The FDA has extensive enforcement powers, including the power to seize, force a recall and prohibit the sale of non-complying products and to halt the operations of non-complying manufacturers. Although certain of the Company's products have been subject to recalls in the past, none of these recalls have involved a product which was likely to cause serious adverse health consequences and none were material to the Company's operations. There can be no assurance, however, that any future recall or other FDA action would not be material to the operations of the Company.

EMPLOYEES

         As of June 30, 1996, the Company employed permanent and temporary employees totalling 4,036 persons, of whom 423 were engaged in executive, financial and administrative capacities; 235 in marketing, sales and service; 3,111 in production, warehousing and distribution; and 267 in research and development and quality control functions. At June 30, 1996 approximately 300 persons were employed on a temporary or seasonal basis. The management of the Company considers its relations with all its employees to be good.

         The Company is not a party to a collective bargaining agreement.

Item 2.              Properties.  See page 12 "Manufacturing and Distribution".
- -------              -----------
         As of June 30, 1996, the Company owned or leased the following primary facilities:

                                                                         Approximate
             Location                 Type of Facility                   Square Feet     Leased or Owned
             --------                  ----------------                  -----------     ---------------

Allegan, Michigan . . . . . .     Corporate Offices and Manufacturing        1,232,000        Owned
Smyrna, Tennessee . . . . . .     Manufacturing                                820,000        Owned
Holland, Michigan . . . . . .     Manufacturing                                120,000        Owned
Greenville, South Carolina  .     Manufacturing                                109,000        Owned
Montague, Michigan  . . . . .     Manufacturing                                 42,000        Owned
St. Louis, Missouri . . . . .     Manufacturing and Distribution               196,000        Owned(1)
San Bernardino, California  .     Manufacturing                                 69,000        Owned
Holland, Michigan . . . . . .     Distribution                                 614,000        Leased(1)
LaVergne, Tennessee . . . . .     Distribution                                 599,000        Leased(1)
Cranbury, New Jersey  . . . .     Distribution                                 222,000        Leased
Fontana, California . . . . .     Distribution                                 200,000        Leased
Greenville, South Carolina  .     Distribution                                 115,000        Leased(1)
Smyrna, Tennessee . . . . . .     Offices                                       40,000        Leased
Allegan, Michigan . . . . . .     Offices and Company Store                     19,000        Leased
- ----------------

(1) Facilities that may be affected by potential consolidations during fiscal year 1997.

Item 3.          Legal Proceedings.
- -------          ------------------
         The Company, like other companies in the store brand industry, has from time to time been the subject of claims and lawsuits brought by national brand name companies based on the marketing of store brand products in allegedly similar sizes, shapes, colors, labelings or packagings to their competing brand name products. On occasion the Company has changed the physical features of its products to settle claims.

         The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

         The Company, certain officers and directors and two commercial bank lenders to the Company were named in a "summons with notice" filed on April 13, 1994 by Grow Group, Inc. ("Grow"), the former owner of the Company. Service was not made on the defendants until late July 1994. On February 28, 1995 a complaint was filed seeking unspecified damages and asserting various claims of breech of fiduciary duty, usurpation of corporate opportunity, fraud, conspiracy, aiding and abetting and breach of a joint venture agreement. This lawsuit is currently pending in the U.S. District Court for the Western District of Michigan. The relief sought against the defendants, jointly and severally, includes rescission of the management led purchase of the Company from Grow, an accounting by the defendants (excluding the Company) of their stock and ownership interest in the Company and all income, profits and returns received thereon, money damages, punitive damages, interest, costs, disbursements and attorney's fees. While the dollar amount of actual and punitive damages sought is material, based upon the internal investigation that has been conducted by the Company's defendant officers, external legal counsel and directors, and their understanding of the complaint, the Company believes the allegations are without merit and are defensible and will take whatever action necessary to aggressively defend the case.

         On March 10, 1995 the Company was served with a complaint as a defendant in a purported class action lawsuit brought on behalf of shareholders who purchased Perrigo common stock between May 11, 1993 and May 10, 1994. The complaint alleges various violations of federal securities laws by the Company, certain officers and directors, the lead underwriters in the Company's October 1993 secondary offering and other related parties and seeks unspecified damages. A second purported class action lawsuit against the defendants named in the first lawsuit and additional related parties was filed in May 1995. The two lawsuits were consolidated on June 9, 1995 and are pending in the U.S. District Court for the Western District of Michigan. On September 22, 1995 the First Amendment to the Consolidated Class Action Complaint was filed. Based upon the information set forth in the complaint the outcome of this matter is not currently determinable. The Company believes the allegations are totally without merit and intends to oppose the action vigorously. In a related matter, in June 1995 the Company received a letter from a shareholder, and in November 1995 the complaint was filed, demanding that the Company (a) bring suit against the other defendants in the purported class action previously filed to protect the Company against any expense or liability arising out of that suit; (b) invalidate the indemnification agreement between the Company and the other defendants; and (c) bring suit against each officer and director, and their trusts, who sold stock in the October 1993 public offering to recover any proceeds unlawfully received by them as a result of any alleged breach of fiduciary duties owed to the Company. In response to the demand and complaint, the Company appointed a member of the Perrigo Board of Directors, as an independent director under Michigan law, to investigate these shareholder demands and make a determination whether maintenance of the derivative action would be in the best interests of the Company. The independent director has completed his investigation and determined it would not be in the best interest of the Company to take any of the action stipulated in the demand letter or the derivative action.

Item 4.          Submission of Matters to a Vote of Security Holders.
- -------          ----------------------------------------------------

         No matter was submitted to the vote of security holders during the fourth quarter of fiscal year 1996.

Additional Item.          Executive Officers of the Registrant.
- ----------------          -------------------------------------

         The executive officers of the Company and their ages and positions as of September 1, 1996 were:



        NAME                          AGE            POSITION
        -----                         ---            --------
Michael J. Jandernoa  . . . .         46      Chairman of the Board of Directors, President and Chief Executive Officer
Steven M. Neil  . . . . . . .         44      Vice President-Finance, Treasurer and Chief Financial Officer
Mark P. Olesnavage  . . . . .         43      President, Customer Business Development
James H. Bloem  . . . . . . .         46      Executive Vice President
Craig G. Hammond  . . . . . .         52      Executive Vice President and Chief Operations Officer

         Mr. Jandernoa was elected a director in January 1981, Chief Executive Officer in February 1986 and Chairman of the Board of Directors in October 1991. From January 1983 to October 1991, Mr. Jandernoa served as President of the Company and was reelected President of the Company in September 1995.
Prior to January 1983, Mr. Jandernoa served in various executive capacities with the Company since 1979. Mr. Jandernoa is a director of Old Kent Financial Corporation and also serves on the Board of Advisors of the National Association of Chain Drug Stores.

         Mr. Neil has served as Vice President-Finance, Treasurer and Chief Financial Officer since May 1995. He has also served as President of Perrigo International, Inc. since July 1996. Mr. Neil also served as Vice President-Controller of the Company from January 1993 to May 1995. Prior to that time he served as Controller and Chief Accounting Officer with Applied Magnetics Corporation, where he also served in other positions of increasing responsibility since 1983. He is a member of the Advisory

Board of the East Central Region of Allendale Insurance and also is a member of the Board of Directors of Intelligent Solutions, Inc.

         Mr. Olesnavage was appointed Executive Vice President in January 1993 and in June 1995 was also appointed President of Customer Business Development. He served as President of the over-the-counter pharmaceutical operations from February 1994 to June 1995. He served as Vice President of Pharmaceutical Business Development from July 1992 to January 1993 and as Vice President-Marketing from June 1987 to July 1992. Previously he had been Director of Marketing of the Company since 1981. He is a member of the Board of Directors of the Generic Pharmaceutical Industry Association and also is a member of the Board of Directors of the National Drug Store Manufacturers Association.

         Mr. Bloem was appointed Executive Vice President in August 1995.
Prior to that time he served as Vice President, Chief Financial Officer and Treasurer of Herman Miller, Inc. a leading office furniture manufacturer, where he also served in other positions of increasing responsibility since 1986. He is a member of the Board of Directors of First Michigan Bank Corporation.

         Mr. Hammond was appointed Executive Vice President and Chief Operations Officer in October 1995. Prior to that time he served as a Senior Vice President with Borden, a consumer dairy products company, where he also held other positions of increasing responsibilities since January of 1994. Previously Mr. Hammond was with Kraft General Foods from 1990 to 1994 where he held various executive positions in Operations Management. When he left Kraft, Mr. Hammond held the position of Vice President.

                                    PART II.

Item 5.          Market for Registrant's Common Equity and Related Stockholder
- -------          --------------------------------------------------------------
                Matters.
                -------

         The Company's common stock was first quoted and began trading on the NASDAQ National Market System on December 17, 1991 under the symbol "PRGO."

         Set forth below are the high and low closing sales price for the Company's common stock as reported on the NASDAQ National Market System for the last eight quarters:


        Fiscal Year
Ended June 30, 1996:                               High                              Low
- -------------------                                ----                              ---
First Quarter                                      $13-7/8                           $10-5/8
Second Quarter                                     $13-5/8                           $11-1/2
Third Quarter                                      $14-1/2                           $11-1/8
Fourth Quarter                                     $13-5/8                           $10-3/4

        Fiscal Year
Ended June 30, 1995:                               High                              Low
- -------------------                                ----                              ---
First Quarter                                      $15-1/4                           $12-1/4
Second Quarter                                     $16                               $11
Third Quarter                                      $13-7/8                           $11-9/16
Fourth Quarter                                     $12-1/2                           $10-5/8

         The number of record holders of the Company's common stock as of June 30, 1996 was 2,745.

         Historically, the Company has not paid dividends on its common stock and has no present intention of paying dividends. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Company's Board of Directors and will necessarily be dependent on the earnings, financial condition and capital and surplus requirements of the Company and any other factors the Board of Directors may consider relevant. While the Company's credit agreement does not prohibit the Company from paying dividends, the future payment of dividends could be restricted by financial maintenance covenants contained in the credit agreements.

Item 6.          Selected Financial Data
- -------          -----------------------

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included herein in Item 8. The consolidated statement of income data set forth below with respect to the fiscal years ended June 30, 1996, 1995 and 1994 and the consolidated balance sheet data at June 30, 1996 and 1995 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 30, 1993, 1992 and 1991, and the consolidated balance sheet data for the Company at June 30, 1994, 1993, 1992 and 1991, are derived from audited consolidated financial statements of the Company, not included herein.


                                                             YEAR ENDED JUNE 30,

                                       1996        1995(1)       1994          1993       1992(1)    1991
                                     --------    ---------     --------      -------    ---------  --------
                                              (In thousands except per share amounts)

Statement of Income Data:
Net sales                          $778,121      $717,077     $669,332     $570,768     $409,785     $281,265
Cost of sales                       574,806       520,265      474,958      405,469      290,626      204,614
                                    -------       -------     --------     --------     --------     --------
Gross profit                        203,315       196,812      194,374      165,299      119,159       76,651
Operating expenses:
   Distribution                      24,929        20,037       17,742       18,718       11,369        5,305
   Research and development          10,445         8,679        6,233        5,034        3,373        1,565
   Selling and administrative        88,629        86,602       80,150       68,094       50,585       38,057
   Restructuring costs                4,491         4,904           --           --           --           --
   Unusual litigation costs           6,600         1,043           --           --           --           --
                                   --------      --------     --------     --------     --------     --------
                                    135,094       121,265      104,125       91,846       65,327       44,927
                                   --------      --------     --------     --------     --------     --------
Operating income                     68,221        75,547       90,249       73,453       53,832       31,724
Interest expense                      5,679         5,413        3,390        3,337        8,781       12,420
                                   --------      --------     --------     --------     --------     --------
Income before income taxes           62,542        70,134       86,859       70,116       45,051       19,304
Income taxes                         22,700        25,700       32,100       25,500       16,500        7,100
                                   --------      --------     --------     --------     --------     --------
Net income                         $ 39,842      $ 44,434     $ 54,759     $ 44,616     $ 28,551     $ 12,204
                                   ========      ========     ========     ========     ========     ========
Earnings per common share(2)       $    .52      $    .58     $    .71     $    .58     $    .41     $    .20
Weighted average number of
   common shares outstanding(2)      77,200        77,189       77,585       77,378       69,508       60,478
- ----------------

                                                            YEAR ENDED JUNE 30,

                                     1996          1995         1994         1993         1992         1991
                                     ------      --------     --------     --------     --------     --------
                                                          (In thousands)

Balance Sheet Data:
   Working capital                 $166,929      $170,131     $139,834     $121,915     $ 91,129     $ 38,758
   Goodwill                          42,961        45,088       30,235       31,705       33,177       16,412
   Total assets                     549,395       555,733      474,989      413,716      316,946      182,723
   Long-term debt(3)                 49,140        99,440       73,230       76,003       46,870       93,657
   Shareholders' equity             381,160       340,617      295,508      234,991      183,738       32,902

(1) The Company's net sales and results of operations were impacted by the acquisition of Cumberland-Swan, nc. in January 1992 and certain assets of Vi-Jon Laboratories, Inc. in January 1995.
(2) Reflects 2-for-1 stock split effective August 1993.
(3) Includes current installments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                          Dollar amounts in thousands

GENERAL

         The Company's strategy to remain the leading manufacturer and marketer of store brand over-the-counter (non-prescription) pharmaceuticals, personal care and nutritional products is to continue to offer a broad line of high quality store brand products which are comparable in quality and efficacy to national brand products. The Company continues to develop programs designed to deliver greater value to its customers while lowering its costs and focusing on quality improvements and product innovation.

         The market for store brand over-the-counter pharmaceuticals, personal care and nutritional products is highly competitive. Competition is based primarily on the quality of products, customer service, marketing support, price and the availability of new products.

         Growth opportunities in the Company's markets historically have been driven by volume increases rather than net price increases. The Company concentrates on increasing profits by expanding unit sales volume while containing or reducing unit costs. The Company's cost reduction efforts concentrate on economies of scale, investment in the education of its workforce and technological advancements in manufacturing store brand products. In June 1995, the Company commenced the process of restructuring its sales, marketing and operational functions to increase its focus on delivering greater value to its customers while lowering costs. Additionally, the Company began an intensive project to redesign its business processes during the latter half of fiscal year 1996. Key processes that will be redesigned will focus initially on managing orders and managing products.


        The Company feels this process will enhance its competitive advantage and enable it to better respond to customer needs and changes in the marketplace.

         The Company's sales are subject to seasonality, especially with regard to the strength and timing of the cough/cold/flu season. For example, during fiscal year 1995 the cough/cold/flu season began mildly and peaked late, while in fiscal year 1994 it began strongly and ended quickly. Fiscal year 1996 was considered to be a normal season.

         The Company anticipates that future growth will come from additional sales of existing products, the introduction of new products, including prescription drugs switching to over-the-counter status, expansion into international markets and acquisitions. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. No agreements with respect to any acquisition currently under review have been reached and there can be no assurance that the Company will, or will not, consummate acquisitions in the future.

         The Company's products are subject to regulation by a number of federal and state governmental agencies. Certain of the Company's products require approval by the United States Food and Drug Administration (FDA) prior to the marketing of such products. Thus, the Company's ability to market such products is dependent upon the receipt of such approval and the Company, like all manufacturers of such regulated products, incurs certain costs associated with obtaining such approval.

RESULTS OF OPERATIONS
- ---------------------
         The following table sets forth, for fiscal years 1996, 1995 and 1994, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

         ------------------------------------------------------------------------------------------------------
                                                                          Year Ended June 30,
         ------------------------------------------------------------------------------------------------------
                                                                 1996              1995         1994
         ------------------------------------------------------------------------------------------------------
         Net sales                                              100.0%            100.0%       100.0%
         Cost of sales                                           73.9              72.6         71.0
                                                                 ----              ----         ----
         Gross profit                                            26.1              27.4         29.0
                                                                 ----              ----         ----
         Operating expenses:
            Distribution                                          3.2               2.8          2.7
            Research and development                              1.3               1.2          0.9
            Selling and administrative                           11.4              12.1         11.9
            Restructuring costs                                   0.6               0.7           -
            Unusual litigation costs                              0.8               0.1           -
                                                                  ---              ----         -----
                                                                 17.3              16.9         15.5
                                                                 ----              ----         ----
         Operating income                                         8.8              10.5         13.5
         Interest expense                                         0.8               0.7          0.5
                                                                  ---               ---          ---
         Income before income taxes                               8.0               9.8         13.0
         Income taxes                                             2.9               3.6          4.8
                                                                  ---               ---          ---
         Net income                                               5.1%              6.2%         8.2%
                                                                  ===               ===          ===
         -----------------------------------------------------------------------------------------------------

COMPARISONS OF FISCAL YEAR 1996 TO FISCAL YEAR 1995

         The Company's net sales increased by 9% to $778,121 during fiscal year 1996 from $717,077 in fiscal year 1995. This increase was primarily attributable to increased unit sales of cough and cold remedies, oral hygiene and liquid nutritional supplement products. The sales increases were primarily to existing customers and were the result of continuing emphasis on store brand products by the Company's customers. Increases in sales of cough and cold product were also the result of a more severe cough and cold season experienced in fiscal year 1996 than in fiscal year 1995. The increase in oral hygiene product sales reflected a full year of sales from the acquisition of certain assets of Vi-Jon Laboratories, Inc. ("Vi-Jon") in January 1995. The liquid nutritional supplement product category was introduced in June 1995. Sales of analgesics, a significant product category, were comparable between fiscal years 1996 and 1995, reflecting the softness of the total analgesic market and continued competition from new national brand products. Analgesic sales in fiscal year 1995 were also affected by significant promotional activity that was not repeated in fiscal year 1996. As anticipated, antacid sales were comparable between periods but were negatively affected by the competitive launch of Pepcid(R), Tagamet(R) and Zantac(R), new "H2 blocker" antacid products that switched to over-the-counter status late in fiscal year 1995. No store brand equivalents for these products can be approved for sale prior to June 1998 due to exclusivity granted by the FDA.

         Gross profit increased by 3% or $6,503 for fiscal year 1996 as compared to fiscal year 1995. The gross profit percentage for fiscal year 1996 was 26.1% compared to 27.4% for fiscal year 1995. Increased sales of lower margin nutritional and personal care products, cost increases in certain material components that could not be passed on entirely to its customers and excess personal care production capacities resulted in the decline in gross profit percentage between years.

         Operating expenses increased by 11% or $13,829 for fiscal year 1996 as compared to fiscal year 1995. Included in operating expenses were $4,491 of restructuring costs and $6,600 of unusual litigation costs compared to $4,904 of restructuring costs and $1,043 of unusual litigation costs in fiscal year 1995. Operating expenses as a percentage of net sales were 17.3% for fiscal year 1996 as compared to 16.9% for fiscal year 1995. Excluding the restructuring and unusual litigation costs, operating expenses as a percent of net sales were 15.9% for fiscal year 1996 compared to 16.1% for fiscal year 1995.

         The components of operating expenses are distribution, research and development, selling and administration, restructuring costs and unusual litigation costs. Distribution expenses increased by $4,892 to 3.2% of net sales for fiscal year 1996 compared to 2.8% for fiscal year 1995 due to smaller and more frequent shipments to customers, higher average inventory levels and increased sales volumes. Research and development expenses as a percentage of net sales were 1.3% for fiscal year 1996, compared to 1.2% for fiscal year 1995. The $1,766 increase in research and development expenses was primarily attributable to expenses related to the development of new products for which an approval from the FDA, through its Abbreviated New Drug Application ("ANDA") process, is required. The Company anticipates that research and development expenses related to new product introductions will continue to increase as many prescription products are switching to over-the-counter status. Selling and administrative expenses increased by $2,027 for fiscal year 1996, and as a percentage of net sales were 11.4% compared to 12.1% for fiscal year 1995. The decrease as a percent of net sales was due primarily to certain sales promotions in fiscal year 1995 that were not repeated in fiscal year 1996 and to benefits realized from the restructuring process which the Company began in June 1995. Restructuring costs of $4,491 recorded in fiscal year 1996 related primarily to the consolidation of sales and marketing, graphic arts, purchasing and accounting functions, business process redesign, the discontinuance of the stick deodorant product category and additional charges for the elimination of certain low volume products. (See Note J.)

         Unusual litigation costs of $6,600 and $1,043 during fiscal years 1996 and 1995, respectively, were associated with certain lawsuits pertaining to a purported shareholders' class action, a related demand for a derivative action and a suit by the former owners of the Company filed against the Company, certain officers and directors and other defendants. The legal expenses recorded do not include estimates of possible reimbursement from insurance coverage. The Company and its counsel believe the allegations made in these lawsuits are totally without merit and intend to oppose the actions vigorously. (See Note F.)

         Interest expense increased by 5% or $266 during fiscal year 1996 as compared to fiscal year 1995. The increase reflects slightly higher effective interest rates during fiscal year 1996 and comparable average borrowing levels.

         The effective income tax rates of 36.3% and 36.6% for fiscal years 1996 and 1995, respectively, were comparable.

COMPARISONS OF FISCAL YEAR 1995 TO FISCAL YEAR 1994
- ---------------------------------------------------
         The Company's net sales increased by 7% to $717,077 during fiscal year 1995 from $669,332 during fiscal year 1994. This increase was primarily attributable to increased unit sales of cough and cold remedies, oral hygiene, vitamin, baby and antacid products. The sales increases were primarily to existing customers and were the result of continuing emphasis on store brand products by those customers. Increases in sales of oral hygiene and baby product sales also reflect the impact of the Vi-Jon asset acquisition in January 1995. The growth in vitamin sales was also impacted by the addition of new vitamin customers.

         Gross profit increased by 1% or $2,438 for fiscal year 1995 as compared to fiscal year 1994. The gross profit margin for fiscal year 1995 was 27.4% compared to 29.0% for fiscal year 1994. Increased sales of lower margin vitamin and personal care products and cost increases in certain material components caused the decrease in gross profit margin.

         Operating expenses increased by 16% or $17,140 for fiscal year 1995 as compared to fiscal year 1994. Operating expenses as a percentage of net sales were 16.9% for fiscal year 1995 as compared to 15.5% for fiscal year 1994. Excluding restructuring and unusual litigation costs, operating expenses as a percentage of net sales were 16.1% for fiscal year 1995 compared to 15.5% for fiscal year 1994. Distribution expenses increased by $2,295 to 2.8% of net sales for fiscal year 1995 compared to 2.7% for fiscal year 1994, due primarily to increased shipment volumes and higher freight costs. Research and development expenses as a percentage of net sales were 1.2% for fiscal year 1995, compared to .9% for fiscal year 1994. The $2,446 increase in research and development expenses was primarily attributable to expenses related to the development of new products for which approval from the FDA, through its ANDA process, is required. Selling and administrative expenses increased by $6,452 for fiscal year 1995 compared to fiscal year 1994 due primarily to sales promotional expenses. Selling and administration expenses as a percentage of net sales for fiscal year 1995 were 12.1% compared to 11.9% for fiscal year 1994.

         Restructuring costs of $4,904 recorded in fiscal year 1995 related primarily to severance and employee benefit costs, consolidation of the two California distribution centers and costs associated with the elimination of certain low volume products. The Company incurred legal expenses of $1,043 associated with certain lawsuits in fiscal year 1995. (See Note F.)

         Interest expense increased by 60% or $2,023 during fiscal year 1995 as compared to fiscal year 1994. The increase reflects higher effective interest rates during fiscal year 1995 and higher average borrowing levels during the second half of fiscal year 1995, due primarily to the acquisition of certain assets from Vi-Jon.

         The effective income tax rate decreased to 36.6% for fiscal year 1995 from 37.0% during fiscal year 1994. This decrease was primarily due to the adjustment required on deferred taxes as a result of the higher federal tax rate enacted in fiscal year 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
         During fiscal year 1996, working capital decreased by $3,202 and cash flow generated from operations was $72,915. Accounts receivable increased by $6,378 as a result of increased sales and inventories decreased by $6,573 due to improvements in inventory management.

         The Company's capital expenditures for facilities and equipment were $17,603 in fiscal year 1996 and were funded by cash flow from operations. In order to support ongoing growth in sales, the Company invested in a number of projects to increase its manufacturing and distribution capabilities.

Significant projects included investments in tablet manufacturing and packaging equipment, warehousing systems and equipment supporting process improvements. During fiscal year 1996, capital expenditures were approximately $30,000 less than originally planned, primarily due to lower than expected sales growth and improved operating efficiencies.

         At June 30, 1996, the Company had $47,000 outstanding under its lines of credit. The $150,000 unsecured revolving credit facility, which expires June 30, 2000, contains an annual renewal provision, allows the Company to borrow at interest rates at or below the prime rate and contains certain restrictive covenants related to, among other things, interest coverage, funded debt ratios and minimum levels of tangible net worth. The Company was in compliance with respect to all covenants as of June 30, 1996.

OUTLOOK - FISCAL YEAR 1997
- --------------------------
         During the year, the Company expects to achieve sales growth in over-the-counter pharmaceuticals and nutritional products, but not from personal care products. In total, this growth is expected to result from the sale of new and additional products to existing customers and be approximately at the same rate as experienced in fiscal year 1996. The components of growth could vary significantly for the three major product categories of over-the-counter, personal care and nutritional products. As noted previously, the Company's sales are subject to seasonality, especially with regard to the strength and timing of the cough/cold/flu season. The Company anticipates that the analgesic market will remain relatively soft and that the "H2 blocker" products that have recently switched to over-the-counter status will continue to have a negative impact on its antacid sales in the short-term. In January 1997 the Company expects to begin shipments of the store brand equivalent of Aleve(R), an analgesic product that first became available over-the-counter in June 1994. This product is not expected to materially impact sales or profits in fiscal 1997. Sales of personal care products are likely to be negatively impacted by increased competition in the key categories of oral hygiene, wets and baby products. Nutritional product sales are expected to exceed a growth rate of ten percent.

         Gross profit margins in fiscal 1997 are expected to improve slightly from those experienced in fiscal year 1996 due to favorable changes in product mix and the impact of employee involved material cost reductions. With respect to operating expenses: research and development expenses related to new product introductions should continue to increase; distribution expenses are expected to decrease slightly as a percentage of net sales due to improved operational efficiencies; and selling and administration expenses are expected to increase as a percentage of net sales due to renewed promotional focus and expenditures related to process improvements.

         The Company anticipates incurring additional restructuring charges of approximately $6,000 and $2,000 in fiscal years 1997 and 1998, respectively, related to the business redesign effort and additional distribution center consolidation. The Company estimates that the net benefits from the business process redesign effort will be approximately $5,000 in fiscal year 1998 and in excess of $10,000 in fiscal year 1999. Additionally, unusual litigation costs related to existing lawsuits are expected to be approximately $6,000 and $4,000 during fiscal years 1997 and 1998, respectively, before consideration of possible insurance reimbursement.

         In fiscal year 1997, the Company plans to spend approximately $30,000 for capital expenditures, principally for additional manufacturing and packaging equipment including an expansion of its facility in Montague, Michigan required to support growth in the over-the-counter pharmaceutical and nutritional product categories. The Company anticipates capital expenditures in fiscal years 1998 and 1999 will be at similar levels.

         Cash flow from operations is expected to substantially fund working capital, restructuring and other non-recurring charges and capital expenditures. Additionally, borrowings from the Company's lines of credit are available, as required.

Additional Item.    Safe Harbor For Forward-Looking Statements.
- ----------------    -------------------------------------------

         The Company or its representatives from time to time may make or may have made certain forward-looking statements, orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

         The Company cautions the reader that this list of factors may not be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such risk factors, nor can it assess the impact, if any, of such risk factors on the Company's business or the extent to which any factors, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Store Brand Product Growth
- --------------------------
         The future growth of domestic store brand products will be influenced by general economic conditions, which can influence consumers to switch to store brand products, consumer perception and acceptance of the quality of the products available, the development of new products, the market exclusivity periods awarded on prescription to over-the-counter switch products and the Company's ability to grow the store brand market share. The Company does not advertise like the national brand companies and thus is dependent on retailer promotional spending to drive sales volume and increase market share. Promotional spending is a significant element of selling and administrative expenses and is directly influenced by retailer promotional decisions and is thus very difficult to estimate in future periods. Growth opportunities for the products in which the Company currently has a significant store brand market share (mouthwash, cough and cold remedies and analgesics) will be driven by the ability to offer new products to existing domestic customers and the Company's ability to service new customers internationally. Should store brand growth be limited by any of these factors, there could be a significant impact on the operating results of the Company.

Fluctuation in Quarterly Results
- --------------------------------
         The Company's quarterly operating results depend on a variety of factors including the severity and timing of the cough, cold and flu season, the timing of new product introductions by the Company and its competitors, changes in the levels of inventories maintained by the Company's customers and the timing of retailer promotional programs. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

Regulatory Environment
- ----------------------
         The Company's products are subject to regulation by a number of federal and state governmental agencies. The cost of maintaining product quality through Good Manufacturing Practices ("GMP") is increasing. Should the Company fail to adequately conform to governmental regulations, there may be a significant impact in the operating results of the Company.

         The Company's ability to bring new products to market is limited by certain patent and tradedress factors including, but not limited to, the exclusivity periods awarded on products that have switched from prescription to over-the-counter status. The cost and time to develop these switch products is significantly greater than the rest of the new products that the Company seeks to introduce.

         The Federal Drug Administration ("FDA") will from time to time mandate packaging or labeling changes. Such changes could be related to safety or efficacy issues. With specific regard to safety, there have been instances within the Company's product categories in which evidence of product tampering has occurred resulting in a costly product recall. Significant costs could also be incurred in complying with the required packaging and labeling changes. Should the Company be involved in such an event, the associated costs could have a material impact on the results of operations.

         The Company believes that it has excellent relationships with these agencies, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded.

Research and Development
- ------------------------
         The Company's investment in research and development will continue to exceed historical levels due to the high cost of developing and becoming a qualified manufacturer of new products that are switching from prescription to over-the-counter status. The ability to attract chemists proficient in emerging delivery forms and/or contracting with a third party innovator in order to generate new products of this type is a critical element of the Company's long term plans. Should the Company fail to attract qualified employees or enter into reasonable agreements with third party innovators, long term sales growth and profit would be adversely impacted.

Dependence on Personnel
- -----------------------
         The Company's future success will depend in large part upon its ability to attract and retain highly skilled research and development chemists (as noted above), management information specialists, operations, sales, marketing and managerial personnel. The Company does not have employment contracts with any key personnel. Should the Company not be able to attract or retain key qualified employees, future operating results may be adversely impacted.

International Operations
- ------------------------
         The Company sources certain key raw materials from foreign suppliers and is increasing its sales outside the United States. Additionally, the Company is investing significant amounts in the development of its international business. Sales to customers outside the United States and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties obtaining export or import licenses, and the imposition of withholding or other taxes, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Raw Material Availability
- -------------------------
         In the past, supplies of certain raw materials used by the Company have become limited, or are available from one or only a few suppliers, and it is possible that this will occur in the future. Should this situation occur, it can result in increased prices, rationing and shortages. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials. Certain shortages could adversely affect financial results.

Legal Exposure
- --------------
         From time to time the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to competitive issues, contract issues, intellectual property matters, workers' compensation and product liability. Currently, the most significant pending litigation relates to a purported class action, a derivative action and a complaint related to the purchase of the Company from its former owners (see page 16 - Item 3 Legal Proceedings). Litigation tends to be unpredictable and costly. There is no assurance that litigation will not have an adverse effect on the Company's financial position or results of operations in the future.

         The Company maintains property, cargo, auto, product, general liability, and directors and officers liability insurance to protect itself against potential loss exposures. To the extent that losses occur, there could be an adverse effect on the Company's financial results depending on the nature of the loss, and the level of insurance coverage maintained by the Company. From time to time, the Company may reevaluate and change the types and levels of insurance coverage that it purchases.

Competitive Issues
- ------------------
         The market for store brand over-the-counter pharmaceutical, personal care and nutritional products is highly competitive. Store brand competition is based principally on price, quality of products, customer service and marketing support. National brand companies could choose to compete more directly by manufacturing store brand products or by lowering the prices of national brand products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of direct store brand competitors, and the impact of national brand companies lowering prices of their products or directly operating in the store brand market could have a material adverse impact on financial results.

Customer Issues
- ---------------
         The impact of retailer consolidation is unknown but could have an adverse impact on future sales growth. Should a large customer encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse impact on the Company's financial position or results of operation.

         The Company's largest customer, Wal*Mart, currently comprises approximately 19% of total revenues. Should Wal*Mart's current relationship with the Company change adversely, the resulting loss of business could have a material unfavorable impact on the Company's operating results and financial position.

Capital Requirements
- --------------------
         The Company maintains a broad product line to function as a primary supplier for its customers. Capital investments are driven by growth, technological advancements and the need for manufacturing flexibility. Estimation of future capital expenditures could vary materially due to the uncertainty of these factors. If the Company fails to stay current with the latest manufacturing and packaging technology it may be unable to competitively support the launch of new product introductions. The Company also is vertically integrated in the areas of preprinted componentry (labels and cartons) and plastics (bottle blow molding). Should the Company fail to keep up with current technology it could lose its cost competitive advantage in these areas.

Interest Rate Implication
- -------------------------
         The Company's line of credit facilities are based on a variable interest rate factor. The interest rates are established at the time of borrowing based upon the prime rate, the LIBOR rate, plus a factor, or at a rate based on interest rate bids. Accordingly, interest expense is subject to variation due to the variability of these rates.

Tax Rate Implication
- --------------------
         Income tax rate changes by governments and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates that have been projected for future years. The anticipated growth of the Company's international business increases the likelihood of fluctuation occurring.

Liquidity and Capital Resources
- -------------------------------
         The Company anticipates that cash flow from operations will substantially fund working capital, restructuring and other unusual charges and capital expenditures. Additionally, borrowing from the Company's line of credit are available, if required. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits have been significantly influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities. The Company's current capital structure, results of operations and cash flow needs could be materially changed by acquisitions.

         The Company has, and will continue to, evaluate the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

Potential Volatility of Stock Price
- -----------------------------------
         The market price of the Company's Common Stock has been, and could be subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, adverse circumstances affecting the introduction or market acceptance of new products, failure to meet published estimates of, or changes in earnings estimates by securities analysts, announcements of new products or enhancements by competitors, sales of Common Stock by existing holders, loss of key personnel, market conditions in the industry, shortages of key components and general economic conditions.

Item 8.          Financial Statements and Supplementary Data.
- -------          --------------------------------------------
         Financial statements and supplementary data for the Company are on the following pages 29 through 42.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  PAGE
                                                                                                  ----

Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . . . .     30

Consolidated Balance Sheets as of June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . .     31

Consolidated Statements of Income for the years ended June 30, 1996,
  1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32

Consolidated Statements of Shareholders' Equity for the years ended
  June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33

Consolidated Statements of Cash Flows for the years ended June 30, 1996
  1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .     35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Perrigo Company
Allegan, Michigan

         We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of June 30, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on the consolidated financial statements based on our audits.

         We conducted audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.


By: /s/BDO Seidman, LLP
- -----------------------
    BDO Seidman, LLP


Grand Rapids, Michigan
August 2, 1996

                                                         PERRIGO COMPANY
                                                   CONSOLIDATED BALANCE SHEETS
                                                          (IN THOUSANDS)
                                                                                                     JUNE 30,
     ASSETS                                                                                  1996                      1995
     Current assets
      Cash                                                                               $      176                $      259
     Accounts receivable, net of allowances of $2,975 and $3,040, respectively               91,396                    85,018
     Inventories                                                                            156,976                   163,549
     Prepaid expenses and other current assets                                               11,025                    12,866
                                                                                         ----------                ----------
       Total current assets                                                                 259,573                   261,692
     Property and equipment
      Land                                                                                   12,220                    12,092
     Buildings                                                                              156,044                   150,892
     Machinery and equipment                                                                171,444                   162,116
                                                                                         ----------                ----------
                                                                                            339,708                   325,100
     Less accumulated depreciation                                                          100,716                    78,853
                                                                                         ----------                ----------
                                                                                            238,992                   246,247
     Cost in excess of net assets of acquired businesses, net                                42,961                    45,088
     Other                                                                                    7,869                     2,706
                                                                                         ----------                ----------
                                                                                         $  549,395                $  555,733
                                                                                         ==========                ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
      Accounts payable                                                                   $   56,700                $   57,034
     Payrolls and related taxes                                                              13,002                    12,813
     Accrued expenses                                                                        21,417                    20,661
     Income taxes                                                                             1,225                       753
     Current installments on long-term debt                                                     300                       300
                                                                                         ----------                ----------
       Total current liabilities                                                             92,644                    91,561
     Deferred income taxes                                                                   26,751                    24,415
     Long-term debt, less current installments                                               48,840                    99,140
     Shareholders' equity
      Preferred stock, without par value,
       10,000 shares authorized, none issued                                                      -                         -
     Common stock, without par value, 200,000 shares authorized,
      76,327 and 76,019 issued, respectively                                                146,056                   145,355
     Retained earnings                                                                      235,104                   195,262
                                                                                         ----------                ----------
       Total shareholders' equity                                                           381,160                   340,617
                                                                                         ----------                ----------
                                                                                         $  549,395                $  555,733
                                                                                         ==========                ==========
     See accompanying notes to consolidated financial statements.
                                                            -31-

                               PERRIGO COMPANY


                      CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            YEAR ENDED JUNE 30,
                                                ----------------------------------------------------------------------
                                                     1996                           1995                     1994
                                                --------------                 -------------           ---------------
Net Sales                                       $  778,121                      $  717,077              $  669,332
Cost of sales                                      574,806                         520,265                 474,958
                                                --------------                 -------------           ---------------
Gross profit                                       203,315                         196,812                 194,374
                                                --------------                 -------------           ---------------
Operating expenses
   Distribution                                     24,929                          20,037                  17,742
   Research and development                         10,445                           8,679                   6,233
   Selling and administrative                       88,629                          86,602                  80,150
   Restructuring costs                               4,491                           4,904                      --
   Unusual litigation costs                          6,600                           1,043                      --
                                                --------------                 -------------           ---------------
                                                   135,094                         121,265                 104,125
                                                --------------                 -------------           ---------------
Operating income                                    68,221                          75,547                  90,249


Interest expense                                     5,679                           5,413                   3,390
                                                --------------                 -------------           ---------------
Income before income taxes                          62,542                          70,134                  86,859
Income taxes                                        22,700                          25,700                  32,100
                                                --------------                 -------------           ---------------
Net income                                      $   39,842                      $   44,434              $   54,759
                                                ==============                  ============           ================

Earnings per common share                       $     0.52                      $     0.58              $     0.71
                                                ==============                  ============           ================
Weighted average number of common
   shares outstanding                               77,200                          77,189                  77,585
                                                ==============                  ============           ================








          See accompanying notes to consolidated financial statements

                               PERRIGO COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (IN THOUSANDS)


                                                Common     Common Stock     Retained
                                                Shares        Amount        Earnings
                                                ------     ------------    ----------
Balance June 30, 1993                           74,812      $ 138,922       $ 96,069

Issuance of common stock under stock options     1,014          1,684              -
Tax benefit of stock transactions                    -          4,074              -
Net income                                           -              -         54,759
                                                ------      ---------       --------
Balance June 30, 1994                           75,826        144,680        150,828

Issuance of common stock under stock options       193             75              -
Tax benefit of stock transactions                    -            600              -
Net income                                           -              -         44,434
                                                ------      ---------       --------
Balance June 30, 1995                           76,019        145,355        195,262

Issuance of common stock under stock options       308            241              -
Tax benefit of stock transactions                    -            460              -
Net income                                           -              -         39,842
                                                ------      ---------       --------
Balance June 30, 1996                           76,327      $ 146,056       $235,104
                                                ======      =========       ========





         See accompanying notes to consolidated financial statements.

                                PERRIGO COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     YEAR ENDED JUNE 30,
                                                             -------------------------------------
                                                              1996             1995           1994
                                                             -------          ------        -------
Cash Flows From (For) Operating Activities
  Net income                                                 $ 39,842      $  44,434       $ 54,759
  Adjustments to derive cash flows
    Depreciation                                               24,858         21,549         17,245
    Amortization of intangibles                                 2,362          2,233          1,696
    Deferred income taxes                                       3,635          2,288          2,998
    Provision for losses on accounts receivable                   361            608            316
    Changes in operating assets and liabilities, net
       of amounts acquired from business acquisition
      Accounts receivable                                      (6,739)        (9,228)        (6,254)
      Inventories                                               6,573        (24,622)        (7,406)
      Prepaid expenses and other current assets                   203           (806)        (1,822)
      Accounts payable                                           (334)         4,135         (3,437)
      Payrolls and related taxes                                  189         (1,790)         3,378
      Accrued expenses                                          1,754          4,079           (254)
      Income taxes                                                211           (495)          (488)
                                                             --------      ---------       --------
        Net cash from operating activities                     72,915         42,385         60,731
                                                             --------      ---------       --------

Cash Flows From (For) Investing Activities
  Additions to property and equipment                         (17,603)       (38,597)       (62,251)
  Business acquisition                                              -        (32,579)             -
  Other                                                        (5,796)             8            484
                                                             --------      ---------       --------
        Net cash for investing activities                     (23,399)       (71,168)       (61,767)
                                                             --------      ---------       --------

Cash Flows From (For) Financing Activities
  Borrowings of long-term debt                                      -         39,000              -
  Repayments of long-term debt                                (50,300)       (12,790)        (2,773)
  Tax benefit of stock transactions                               460            600          4,074
  Issuance of common stock                                        241             75          1,684
                                                             --------      ---------       --------
        Net cash from financing activities                    (49,599)        26,885          2,985
                                                             --------      ---------       --------

        Net increase (decrease) in cash                           (83)        (1,898)         1,949
  Cash, at beginning of period                                    259          2,157            208
                                                             --------      ---------       --------
  Cash, at end of period                                     $    176      $     259       $  2,157
                                                             ========      =========       ========


  Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
      Interest                                               $  5,556      $   5,706       $  3,823
      Income taxes                                           $ 17,078      $  23,877       $ 26,228





          See accompanying notes to consolidated financial statements.

                        PERRIGO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company:
- ------------
         The Company is the nation's largest manufacturer of over-the-counter (non-prescription) pharmaceuticals and personal care store brand products. The Company's principal customers are major national and regional retail drug, supermarket and mass merchandise chains and major wholesalers located within the United States. All of the Company's manufacturing facilities are located in the United States.

         During the years ended June 30, 1996, 1995 and 1994, one customer accounted for 19%, 18%, and 15% of revenues, respectively. None of the Company's other customers account for more than 10% of its sales.

Principles of Consolidation:
- ----------------------------
         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:
- -----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:
- --------------------
         Revenue is recognized when products are shipped. Provision for estimated losses due to adjustments is provided when revenue is recognized.

Property, Equipment, Depreciation and Amortization:
- ---------------------------------------------------

         Buildings and machinery and equipment are depreciated primarily using the straight-line method over the estimated useful lives of the assets.

         Estimated useful lives are as follows:

                 Buildings  . . . . . . . . . . . . .       10 - 40 years
                 Machinery and equipment  . . . . . .        5 - 10 years

         For income tax purposes, assets are depreciated primarily using accelerated methods.

         The Company capitalizes expenditures that increase asset lives. Maintenance and minor replacements are charged to operations when incurred.

Goodwill and Amortization:
- --------------------------

         The cost in excess of net assets acquired resulting from business acquisitions accounted for using the purchase method of accounting is being amortized on a straight-line basis over 25 years. Management periodically reviews goodwill for impairment based upon the projected undiscounted cash flows from operations of the subsidiaries to which the goodwill relates. Amortization of $2,127, $1,799 and $1,470 has been recorded during the years ended June 30, 1996, 1995 and 1994, respectively. Accumulated amortization was $10,340 and $8,213 as of June 30, 1996 and 1995, respectively.

Income Taxes:
- -------------

         Deferred income tax assets and liabilities are recorded based upon the difference between the financial statement and income tax basis of assets and liabilities using enacted tax rates.

Earnings Per Share:
- -------------------

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects the assumed repurchase of shares of the Company's common stock with the proceeds from the assumed exercise of dilutive outstanding stock options.

New Accounting Standards:
- ------------------------

         In 1996, Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," which requires disclosure of fair value information about certain financial instruments, became effective. The carrying amount of the Company's financial instruments, consisting of cash, accounts receivable, accounts payable and long-term debt, approximates their fair value.

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt SFAS No. 121 by its fiscal year ending June 30, 1997. The new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The Company does not expect the adoption of SFAS No. 121 to have a material impact on the Company's financial position or results of operations.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method to record compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted prospectively beginning

July 1, 1996. Management intends to continue to account for its stock option plans in accordance with APB Opinion 25 and provide supplemental disclosures as required by SFAS No. 123, beginning in 1997.

NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         Inventories are summarized as follows:


                                                                  At June 30,
                                                              ------------------------
                                                                1996            1995
                                                              ------------------------
                 Finished goods . . . . . . . . . .          $  74,657      $  79,312
                 Work in process  . . . . . . . . .             57,529         55,958
                 Raw materials  . . . . . . . . . .             24,790         28,279
                                                             ---------      ---------
                                                             $ 156,976      $ 163,549
                                                             =========      =========

NOTE C - LONG-TERM BORROWINGS AND CREDIT ARRANGEMENTS

         Long-term debt consists of the following:


                                                                  At June 30,
                                                            --------------------------
                                                                1996           1995
                                                            --------------------------



                 Revolving line of credit . . . . . .         $ 25,000       $ 97,000
                 Uncommitted lines of credit  . . . .           22,000             -
                 Note payable, Industrial Development
                     Board of Rutherford County, TN .            2,140          2,440
                                                              --------       --------

                 Total      . . . . . . . . . . . . .           49,140         99,440

                 Less current installments  . . . . .              300            300
                                                              --------       --------

                 Long-term debt . . . . . . . . . . .         $ 48,840       $ 99,140
                                                              ========       ========

         Long-term debt matures as follows: 1997--$300; 1998--$300; 1999--$400; 2000--$47,400; 2001--$400; and thereafter--$340.

         In June 1996, the Company entered into a credit agreement with a group of banks which provides a $150,000 unsecured revolving credit facility. The agreement expires June 30, 2000, but contains an option whereby the agreement may be extended for one-year periods each June 30. Repayment has been guaranteed by the Company's subsidiaries. Restrictive loan covenants apply to, among other things, minimum levels of tangible net worth, interest coverage and funded debt ratio.

         In December 1995, the Company entered into uncommitted credit facilities with two financial institutions totaling $60,000. Both facilities can be terminated by either party at any time. The Company's restrictive covenants under these facilities is substantially the same as those under the $150,000 credit facility.

         Interest rates on the revolving credit facility are established at the time of borrowing through four different pricing options: the prime rate (8.25% at June 30, 1996), a LIBOR rate plus a factor (.20% at June 30, 1996) established quarterly based on the interest coverage ratio, a CD rate plus a factor (.325% at June 30, 1996) established quarterly based on the interest coverage ratio, or at a rate based on interest rate bids submitted by banks within the bank group, for periods of 1 to 29 days. Interest rates associated with the uncommitted credit facility loans are based on bids submitted by the financial institutions for periods of 1 to 100 days. At June 30, 1996, $25,000 of revolving credit facility (LIBOR rate option) and $22,000 of uncommitted credit facility loans were outstanding. The weighted average interest rates at June 30, 1996 for the revolving credit facility and uncommitted credit facility loans were 5.85% and 5.69%, respectively.

         The Company is obligated to the Industrial Development Board of Rutherford County, Tennessee, under an agreement entered into to finance the acquisition of certain machinery and equipment installed at the Smyrna, Tennessee plant. The debt is subject to mandatory sinking fund redemption through final maturity on October 1, 2001, bears interest at a variable rate (3.35% at June 30, 1996), is secured by a letter of credit and a security interest in the assets financed, and requires certain financial balances and ratios to be maintained.

         As of June 30, 1996, the Company was in compliance with respect to all covenants under existing credit facilities.

NOTE D - INCOME TAXES

         A summary of income taxes is as follows:


                                                                               Year Ended June 30,
                                                                     -----------------------------------------
                                                                       1996             1995            1994
                                                                     --------         --------        --------
         Current:
                 Federal  . . . . . . . . . . . . . . .               $17,545          $22,257        $27,522
                 State  . . . . . . . . . . . . . . . .                 1,520            1,155          1,580
                                                                      -------          -------        -------
                                                                       19,065           23,412         29,102
         Deferred                                                       3,635            2,288          2,998
                                                                      -------          -------        -------
                    Total . . . . . . . . . . . . . . .               $22,700          $25,700        $32,100
                                                                      =======          =======        =======

         The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the net deferred income tax liability are as follows:


                                                                                      At June 30,
                                                                     -----------------------------------
                                                                         1996                     1995
                                                                       -------                  --------
         Accumulated depreciation . . . . . . . . . . .                $26,856                  $24,388
         Inventory costs  . . . . . . . . . . . . . . .                 (1,133)                  (1,837)
         Allowance for doubtful accounts  . . . . . . .                 (1,046)                  (1,064)
         Accrued expenses not yet deductible  . . . . .                 (3,073)                  (3,450)
         Other, net . . . . . . . . . . . . . . . . . .                   (583)                    (651)
                                                                       -------                  -------
         Net deferred income tax liability  . . . . . .                $21,021                  $17,386
                                                                       =======                  =======

         The net deferred income tax liability is presented in the balance sheets as follows:

                                                                                      At June 30,
                                                                     -------------------------------------
                                                                         1996                     1995
                                                                        --------                --------
         Current asset  . . . . . . . . . . . . . . . .               $  5,730                  $  7,029
         Long-term liability  . . . . . . . . . . . . .                 26,751                    24,415

         The effective income tax rate varied from the statutory Federal tax rate as follows:


                                                                          Year Ended June 30,
                                                                ----------------------------------------------
                                                                1996             1995           1994
                                                                ------         --------       --------

         Federal statutory rate . . . . . . . . . . . . .         35.0%            35.0%           35.0%
         Expenses not deductible for tax purposes . . . .          0.7              1.1             0.7
         Other. . . . . . . . . . . . . . . . . . . . . .          0.6              0.5             1.3
                                                                 -----             ----            ----

           Effective income tax rate  . . . . . . . . . .         36.3 %           36.6%           37.0%
                                                                 -----             ----            ----

NOTE E - RETIREMENT PLANS

         The Company has a qualified profit-sharing plan and three investment plans under section 401(k) of the Internal Revenue Code, which cover substantially all employees. Contributions to the qualified profit-sharing plan are at the discretion of the Board of Directors. Under the investment plans, the Company matches a percentage of employees' contributions. Under one of the plans, the Company makes a contribution of 2% of base compensation paid to eligible employees. The Company's contributions to the plans were $5,322, $5,157, and $4,547 for the years ended June 30, 1996, 1995 and 1994, respectively.

NOTE F - COMMITMENTS AND CONTINGENCIES

         The Company leases certain assets, principally warehouse facilities and data processing equipment, under agreements which expire at various dates through August 2001. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows:
1997--$9,081; 1998--$5,748; 1999--$3,403; 2000--$1,936; 2001--$231; and
thereafter--$1. Rent expense under all leases was $12,904, $10,809 and $8,936 for the years ended June 30, 1996, 1995, and 1994, respectively.

         In July 1994 the Company was served a "summons with notice" alleging breach of fiduciary duties by its officers in connection with their purchase of the Company from the former owner in April 1988. In February 1995 a complaint was filed seeking unspecified damages.

         In March 1995 the Company was served with a complaint purporting to be a class action lawsuit on behalf of shareholders who purchased Perrigo common stock between May 11, 1993 and May 10, 1994. The complaint alleges various violations of federal securities laws and seeks unspecified damages.

         In June 1995 the Company received notice of a possible derivative class action against the Company, as a nominal defendant, and certain of its officers and directors, and their trusts. In November 1995 the related complaint was filed. The complaint alleges possible violation of Michigan law, seeks to protect the Company against any expense or liability arising out of the aforementioned and purported class action lawsuit, and seeks to recover any proceeds unlawfully received by named officers and directors, and their trusts, in the October 1993 public offering.

         The consolidated statements of income for the years ended June 30, 1996 and 1995 include $6,600 and $1,043 of charges primarily related to the purported class action and derivative legal actions. While future costs related to those matters are uncertain, the Company estimates that an additional $6,000 and $4,000 could be incurred in fiscal years 1997 and 1998, respectively. Actual amounts incurred could materially differ from these estimates.

         The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof.

         The Company believes the actions and claims cited above are without merit or are covered by insurance and intends to vigorously defend against these actions. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flow could be materially affected in a particular period.

NOTE G - SHAREHOLDERS' EQUITY

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

         The Company's 1988 Employee Incentive Stock Option Plan grants key management employees options to purchase shares of common stock. The options may be exercised from one to ten years after the date of grant. Proceeds from the exercise of stock options under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock.

         A summary of activity for the Company's stock option plan is presented below:


                                                                             Year Ended June 30,
                                                                -----------------------------------------
                                                                  1996            1995             1994
                                                                 -------        --------         --------

         Options outstanding at beginning of year . . .          3,239           2,836            3,465
         Granted    . . . . . . . . . . . . . . . . . .            498             876              418
         Exercised  . . . . . . . . . . . . . . . . . .           (280)           (193)            (988)
         Terminated . . . . . . . . . . . . . . . . . .           (209)           (280)             (59)
                                                                 -----           -----            -----
         Options outstanding at end of year . . . . . .          3,248           3,239            2,836
                                                                 =====           =====            =====
         Options exercisable at end of year . . . . . .          1,062             824              464
                                                                 =====           =====            =====
         Options available for grant at end of year . .          2,734           1,023            1,618
                                                                 =====           =====            =====
                                                               $.22 to         $.22 to          $.22 to
         Price per share of options outstanding . . . .         $31.25          $31.25           $31.25

         In August 1996, the Company granted options on 1,178 shares to certain employees, with an exercise price of $9.13 per share.

         Under the Company's 1989 non-qualified stock option plan for directors, 48 shares of common stock are reserved for issuance to non-employee directors. The options may be exercised from two to ten years after the date of grant. As of June 30, 1996 options to purchase 76 shares at a price of $.57 to $29.38 were outstanding, 12 of which were exercisable. There were 28 shares exercised in the year ended June 30, 1996.

NOTE H - ACQUISITION

         On January 13, 1995, the Company acquired certain assets of Vi-Jon Laboratories, Inc., a manufacturer and marketer of store brand personal care products, located in St. Louis, Missouri, for the purchase price of approximately $33,000, which included approximately $17,000 allocated to cost in excess of net assets acquired. The purchase price was funded by additional line of credit borrowings. Cost in excess of the fair market value of assets purchased is being amortized over 25 years.

NOTE I - QUARTERLY FINANCIAL DATA (UNAUDITED)


1996                                              September 30,  December 31,  March 31,     June  30,
- -------------------------                         -------------  ------------  ---------     ---------
Net sales . . . . . . . . . . . . . . . . . .       $205,147       $200,991       $196,326      $175,657
Gross profit  . . . . . . . . . . . . . . . .         55,376         54,368         51,402        42,169
Net income (see Note J) . . . . . . . . . . .         12,190         12,162         10,634         4,856
Earnings per common
      share . . . . . . . . . . . . . . . . .       $    .16       $    .16       $    .14      $    .06
Weighted average
      number of common shares
      outstanding . . . . . . . . . . . . . .         77,191         77,208         77,215        77,188

1995
- -------------------------
Net sales . . . . . . . . . . . . . . . . . .       $182,685       $174,721       $185,266      $174,405
Gross profit  . . . . . . . . . . . . . . . .         54,336         49,455         48,711        44,310
Net income (See Note J) . . . . . . . . . . .         14,769         12,852         11,423         5,390
Earnings per common
      share . . . . . . . . . . . . . . . . .          $ .19       $    .17       $    .15     $     .07
Weighted average
      number of common shares
      outstanding . . . . . . . . . . . . . .         77,208         77,186         77,186        77,175

NOTE J - RESTRUCTURING COSTS

      On June 20, 1995, the Company announced a restructuring of its sales, marketing and operational functions to better serve its customers and improve operational efficiencies. This restructuring included the consolidating and refocusing of various organizational functions, the elimination of certain low volume products and the consolidation of certain distribution centers. The organizational restructuring was effectively completed in fiscal 1996. During the fourth quarter fiscal 1996, the Company decided to discontinue the stick deodorant product category and intensified its efforts to eliminate certain low volume products.

      Completion of the consolidation of distribution centers, originally scheduled for the end of fiscal 1996, has been delayed. The delay relates to further review of the logistic requirements of customers in order to optimize the service level to those customers in a cost effective manner. As a result, further restructuring costs, estimated to be approximately $1,000, are anticipated to be recognized in fiscal 1997, if recognized at all.

      The Company also initiated a business process redesign effort which will focus initially on managing orders and managing products. It is estimated that the Company will incur approximately $5,000 and $2,000 of costs relating to the business process redesign effort during fiscal years 1997 and 1998, respectively.

      For the year ended June 30, 1996, the consolidated statements of income includes $4,491 of restructuring costs related primarily to the consolidation of sales and marketing, graphic arts, purchasing and accounting functions, cost related to business process redesign, the discontinuing of the stick deodorant product category and additional charges for elimination of certain low volume products. During the year, $3,011 was expensed as incurred, $1,480 was accrued and $3,832 of costs were paid that were accrued in a previous period. As of June 30, 1996, $1,648 remains in accrued liabilities. For the year ended June 30, 1995 the consolidated statements of income included $4,904 of restructuring cost, primarily related to severance and employee benefit costs, consolidation of two distribution centers and cost associated with the elimination of certain low volume products.

      It is estimated that the Company will incur approximately $6,000 and $2,000 in additional restructuring costs, including business process redesign, in fiscal years 1997 and 1998, respectively. Actual amounts could differ from these estimates.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                   PART III.

Item 10.       Directors and Executive Officers of the Registrant.

         (a)   Directors of the Company.

               See the Company's Proxy Statement, incorporated by reference as
               Part III of this Form 10-K, under the heading "Election of Directors."

         (b)   Executive Officers of the Company.

               See Part I of this Form 10-K at page 17.

Item 11.       Executive Compensation.

         See the Company's Proxy Statement, incorporated by reference as Part III of this Form 10-K, under the headings "Compensation of Executive Officers" and "Compensation of Directors."

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

         See the Company's Proxy Statement, incorporated by reference as Part III of this Form 10-K, under the heading "Principal Securityholders."

Item 13.       Certain Relationships and Related Transactions.

         See the Company's Proxy Statement, incorporated by reference as Part III of this Form 10-K, under the heading "Compensation of Directors."

                                    PART IV.

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The following documents are filed or incorporated by reference as part of this Form 10-K:

               1. All financial statements.  See Index to Consolidated
                  Financial Statements on page 29 of this Form 10-K.

               2. Financial Schedules

                  Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule II - Valuation and Qualifying Accounts

               3. Exhibits:

                  3(a)** - Amended and Restated Articles of Incorporation of Registrant.

                  3(b)****        -        Restated Bylaws of Registrant, dated April 10, 1996.

                  4(a)****        -        Shareholders' Rights Plan.

                  10(a)           -        Credit Agreement, dated June 30 1996, between the Registrant and NBD Bank,
                                           N.W., Sanwa Bank,  Comerica Bank-Detroit, National City Bank, Westdeutsche
                                           Landesbank Girozentrale and Old Kent Bank and Trust Company.

                  10(b)***        -        Registrant's Management Incentive Plan.

                  10(c)           -        Registrant's 1988 Employee Incentive Stock Option Plan as amended, incorporated by reference to Exhibit A of the Registrant's 1995 proxy statement.

                  10(d)*          -        Registrant's 1989 Non-Qualified Stock Option Plan for Directors.

                  21              -        Subsidiaries of the Registrant.

                  23              -        Consent of BDO Seidman, LLP.

                  24              -        Power of Attorney (see signature page).

                  27              -        Financial Data Schedule.

(b) Exhibit and reports on Form 8-K.

         The Company filed the following report on Form 8-K during the three months ended June 30, 1996.

                 On April 11, 1996 the Company announced that its Board of Directors adopted a Preferred Share Purchase Rights Plan on April 10, 1996 which is intended to protect the Company's stockholders in the event of an unsolicited attempt to acquire the Company. The following exhibits were filed as attachments:

         (a)     The Rights agreement;
         (b)     Form of press release dated April 11, 1996;
         (c) Form of letter to shareholders of the Company dated April 23, 1996; and
         (d)     Bylaws of the Company, amended and restated as of April 10,
                 1996.
______________________________
*        Document incorporated by reference from Registration Statement No.
33-43834 filed by the Registrant on November 8, 1991.
**       Document incorporated by reference from Amendment No. 2 to
Registration Statement No. 33-43834 filed by the Registrant on December 11,
1991.
***      Document incorporated by reference from Registration Statement No.
33-69324 filed by the Registrant on September 23, 1993.
****     Document incorporated by reference to the Registrant's Form 8-K filed on April 10, 1996.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE




Board of Directors
Perrigo Company
Allegan, Michigan

         The audits referred to in our report to Perrigo Company and Subsidiaries dated August 2, 1996 relating to the consolidated financial statements of Perrigo Company, which is contained in Item 8 of this Form 10-K for the year ended June 30, 1996, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

         In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                           By: /s/BDO Seidman, LLP
                                               ----------------------
                                               BDO Seidman, LLP


Grand Rapids, Michigan
August 2, 1996

                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                PERRIGO COMPANY

                                 (IN THOUSANDS)





                                                     BALANCE         CHARGED TO                       BALANCE
                                                   AT BEGINNING      COSTS AND                        AT END
         DESCRIPTION                               OF PERIOD         EXPENSES      DEDUCTIONS(1)     OF PERIOD
         -----------                               ---------         --------      -------------    ----------
Year Ended June 30 1994:
  Reserves and allowances deducted from
     asset accounts:
         Allowance for uncollectible accounts        $2,570         $   316          $   (85)        $2,801

Year Ended June 30 1995:
  Reserves and allowances deducted from
     asset accounts:
         Allowance for uncollectible accounts        $2,801         $   608          $  (369)        $3,040

Year Ended June 30 1996:
  Reserves and allowances deducted from
     asset accounts:
         Allowance for uncollectible accounts        $3,040         $   361          $  (426)        $2,975


________________________

(1)      Uncollectible accounts charged off, net of recoveries.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 30, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 25th of September, 1996.



                                     PERRIGO COMPANY



                                     By:  /s/Michael J. Jandernoa
                                     -------------------------------------
                                     Michael J. Jandernoa
                                     Chairman of the Board
                                     and Chief Executive Officer






                               POWER OF ATTORNEY

         Each person whose signature appears below hereby appoints Michael J. Jandernoa and Steven M. Neil and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 30, 1996 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 30, 1996 has been signed by the following persons in the capacities indicated on the 25th of September, 1996.

         Signature                                                                   Title
         ---------                                                                   -----

 /s/Michael J. Jandernoa                                            Chairman of the Board and Chief
- ---------------------------------                                     Executive Officer and Director
         Michael J. Jandernoa                                         (Principal Executive Officer)


 /s/Steven M. Neil                                                  Vice President - Finance,
- -------------------------------------                                 Treasurer and Chief Financial
    Steven M. Neil                                                    Officer (Principal Accounting
                                                                      Officer)


 /s/William C. Swaney                                               Director
- ---------------------------------
         William C. Swaney

 /s/F. Folsom Bell                                                  Director
- --------------------------------------
         F. Folsom Bell

 /s/L.R. Jalenak, Jr.                                               Director
- ---------------------------------------
         L.R. Jalenak, Jr.

 /s/Richard G. Hansen                                               Director
- -----------------------------------
         Richard G. Hansen

 /s/Peter R. Formanek                                               Director
- -----------------------------------
         Peter  R. Formanek

 /s/Mary Alice Taylor                                               Director
- -----------------------------------
         Mary Alice Taylor

 /s/John W. Spoelhof                                                Director
- -----------------------------------
         John W. Spoelhof

                                 EXHIBIT INDEX


EXHIBIT                               DOCUMENT
- -------                               --------

  10(a)                               Credit Agreement Dated June 1996

  21                                  Subsidiaries of the Registrant

  23                                  Consent of Independent
                                      Certified Public Accountants

  27                                  Financial Data Schedule