Form 10-Q
period 1996-09-30
PERRIGO CO
filed 1996-10-30
CIK 820096

     ==================================================================

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
                             ______________________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________to_______________

                         Commission file number 0-19725

                                 PERRIGO COMPANY
             (Exact name of registrant as specified in its charter)

          Michigan                                               38-2799573
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                  117 Water Street, Allegan, Michigan  49010
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)


                                (616) 673-8451
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                                YES   X    NO
                                    -----      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Outstanding at
Class of Common Stock                               October 9, 1996
---------------------                               ---------------

 without par                                        76,516,801 shares


                        PERRIGO COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBER
------------------------------                                           ------

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--September 30, 1996
          and June 30, 1996.                                                3

         Condensed consolidated statements of income--Three months
          ended September 30, 1996 and 1995                                 4

         Condensed consolidated statements of cash flows--Three
          months ended September 30, 1996 and 1995                          5

         Notes to condensed consolidated financial statements--
          September 30, 1996                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8


PART II. OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  10


SIGNATURES                                                                 12
----------

                               PERRIGO COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                   September 30,       June 30,
                                                                       1996              1996
                                                                   (Unaudited)
ASSETS

Current assets                                                      $    484        $    176
 Cash                                                                115,739          91,396
 Accounts receivable, net of allowances of $2,930 and 2,975,
  respectively                                                       158,831         156,976
 Inventories                                                          11,487          11,025
 Prepaid expenses and other current assets                           286,541         259,573
   Total current assets

Property and equipment                                               342,362         339,708
 Less accumulated depreciation                                       107,360         100,716
                                                                     235,002         238,992

Cost in excess of net assets of acquired businesses,
 net of accumulated amortization of $10,872 and $10,340
 respectively                                                         42,429          42,961
Other                                                                  7,877           7,869
                                                                    $571,849        $549,395


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                   $ 68,376        $ 56,700
 Payrolls and related taxes                                           10,042          13,002
 Accrued expenses                                                     25,468          21,417
 Income taxes                                                          6,782           1,225
 Current installments on long-term debt                                  300             300
   Total current liabilities                                         110,968          92,644

Deferred income taxes                                                 27,001          26,751
Long-term debt, less current installments                             41,840          48,840
Shareholders' equity
 Preferred stock, without par value,
  10,000 shares authorized, none issued                                    -               -
 Common stock, without par value, 200,000 shares                     146,219         146,056
  authorized, 76,511 and 76,327 issued, respectively                 245,821         235,104
 Retained earnings                                                   392,040         381,160
Total shareholders' equity                                          $571,849        $549,395

    See accompanying notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (Unaudited)

                                                         Three Months Ended
                                                           September 30,
                                                      1996             1995
          Net sales                            $   212,174       $   205,147
          Cost of sales                            156,880           149,771
          Gross profit                              55,294            55,376

          Operating expenses
             Distribution                            7,040             6,105
             Research and development                3,268             2,382
             Selling and administrative             24,647            23,233
             Restructuring costs                       989             1,154
             Unusual litigation costs                1,780             1,470
                                                    37,724            34,344

          Operating income                          17,570            21,032
          Interest expense                             683             1,742

          Income before income taxes                16,887            19,290
          Income taxes                               6,170             7,100

          Net income                           $    10,717       $    12,190

          Earnings per common share            $      0.14       $      0.16

          Weighted average number of common
             shares outstanding                     77,185            77,191





    See accompanying notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                      Three Months Ended September 30,
                                                         1996                1995

   Cash Flows From (For) Operating Activities:
      Net income                                      $ 10,717             $ 12,190
      Depreciation and amortization                      7,242                6,612
                                                        17,959               18,802

      Accounts receivable                              (24,343)             (32,413)
      Inventories                                       (1,855)              (8,014)
      Accounts payable                                  11,676               18,157
      Other                                              6,436                9,614
            Net cash from operating activities           9,873                6,146

   Cash Flows For Investing Activities:
      Additions to property and equipment               (2,696)              (5,288)
      Other                                                (32)                  (8)
            Net cash for investing activities           (2,728)              (5,296)

   Cash Flows From (For) Financing Activities:
      Repayments of long-term debt                      (7,000)              (1,000)
      Issuance of common stock                             163                   56
            Net cash for financing activities           (6,837)                (944)


   Net Increase (Decrease) in Cash and Cash
   Equivalents                                             308                  (94)
   Cash, at Beginning of Period                            176                  259
   Cash, at End of Period                             $    484             $    165



   Supplemental Disclosures of Cash Flow Information:
      Interest paid                                   $    844             $  1,448
      Income taxes paid                               $    431             $    538













    See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

NOTE B -- INVENTORIES

         The components of inventory consist of the following:

                                                 September 30,               June 30,
                                                    1996                       1996
                                                    ----                     --------
                                                            (in thousands)

                 Finished goods                    $ 78,086                  $ 74,657
                 Work in process                     55,256                    57,529

                 Raw materials                       25,489                    24,790
                                                    -------                   -------

                                                   $158,831                  $156,976
                                                   ========                  ========

         Inventories are stated at the lower of cost (first-in, first-out) or market.

NOTE C -- RESTRUCTURING COSTS

         For the three months ended September 30, 1996, the condensed consolidated statement of income includes $989 of restructuring costs expensed as incurred related primarily to business process redesign. In addition, $290 of costs were paid, primarily related to severance and employee benefit costs, that had been accrued in a previous period. As of September 30, 1996, $1,358 remains in accrued liabilities.

NOTE D -- COMMITMENTS AND CONTINGENCIES

         For the three months ended September 30, 1996, the condensed consolidated statement of income includes $1,780 of unusual litigation costs related to a purported class action and other legal matters as described in the Company's annual report on Form 10-K for the year ended June 30, 1996. The Company believes the actions and claims are without merit or are covered by insurance and intends to vigorously defend against these actions.

NOTE E -- NEW ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The Company adoption of SFAS No. 121 had no material impact on the Company's financial position or results of operations.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion No. 25 but encourages the adoption of a new accounting method to record compensation expense based on the estimated fair value of employee stock options. The Company will continue to account for its stock option plans in accordance with APB Opinion No. 25 and provide supplemental disclosures in its year-end financial statements as required by SFAS No. 123. No additional disclosures are required on an interim basis.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

         The Company's net sales increased by 3.4% to $212,174 for the first quarter of fiscal 1997, from $205,147 during the same period in fiscal 1996. The growth in net sales was attributable to increased unit sales of vitamins, Minoxidil, cough and cold remedies, antacid products and pregnancy test kits. Vitamin, cough and cold, and antacid product sales increases are due primarily to increased unit sales to existing customers. Minoxidil (a hair growth stimulant) and pregnancy test kits are new products introduced by the Company within the past 12 to 18 months.

         Gross profit decreased 0.1% or $82 for the first quarter of fiscal 1997 compared to the same period in fiscal 1996. The gross profit margin for the first quarter of fiscal 1997 was 26.1%, compared to 27.0% for the same period in fiscal 1996. The gross profit margin decline was primarily the result of increased sales of lower than average margin nutritional products and lower production volumes for personal care products.

         Operating expenses increased 9.8% or $3,380 for the first quarter of fiscal 1997 compared to the same period in fiscal 1996. Operating expenses as a percentage of net sales were 17.8% for the first quarter of fiscal 1997 compared to 16.7% for the first quarter of fiscal 1996. Distribution expenses increased $935 or 15.3% from the first quarter of fiscal 1996 due primarily to increased shipment volume and higher freight costs incurred in support of customers' delivery requirements. Distribution expenses as a percentage of sales were 3.3% for the first quarter of fiscal 1997, compared to 3.0% for the first quarter of fiscal 1996. Research and development expenses increased $886 or 37.2% from the first quarter of fiscal 1996 due to expenses related to new product development, primarily expenses related to the development of new products for which an approval from the United States Food and Drug Administration, through its Abbreviated New Drug Application process, is required. Research and development expenses as a percentage of net sales were 1.5% for the first quarter of fiscal 1997 compared to 1.2% for the first quarter of fiscal 1996. Selling and administrative expenses increased $1,414 or 6% from the first quarter of fiscal 1996 due primarily to higher sales volume. Selling and administrative expense as a percentage of sales were 11.6% for the first quarter of fiscal 1997, compared to 11.3% for the first quarter of fiscal 1996. The Company anticipates incurring restructuring costs of approximately $6 million and unusual litigation costs of approximately $6 million in fiscal 1997. See Notes C and D.

         Interest expense decreased $1,059 or 60.8% to $683 for the first quarter of fiscal 1997 compared to the same period in fiscal 1996. The decrease reflects lower borrowing levels and lower effective interest rates during the current year quarter.

         The effective income tax rates of 36.5% and 36.8% for the first quarter of fiscal 1997 and 1996, respectively, were comparable.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 1997 working capital increased $8,644 and cash flow generated by operations exceeded cash flow used by operations by $9,873. Accounts receivable increased $24,343 due to increased sales and the timing of receipts, inventories increased $1,855 in order to support the increased sales volume and accounts payable increased $11,676 due to materials and component purchases related to production increases.

         The Company's capital expenditures for facilities and equipment were $2,696 for the three months ended September 30, 1996. In order to support ongoing growth in sales, the Company is investing in a number of projects to increase its manufacturing and distribution capabilities. The Company's planned capital expenditures will require approximately $30,000 during fiscal year 1997, principally for additional manufacturing and packaging equipment to support growth in the over-the-counter pharmaceutical and nutritional product categories. The Company plans to finance capital expenditures with cash flow from operations and, if required, additional borrowings on its existing line of credit.

         The Company's ratio of indebtedness for borrowed money to equity of 0.1:1 at September 30, 1996 remained relatively unchanged from June 30, 1996.

         Note: In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, please see Perrigo Company's Form 10-K for the fiscal year ended June 30, 1996, under the heading "Safe Harbor For Forward-Looking Statements", for a discussion of certain important factors as they relate to forward-looking statements.

 PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           Exhibit Number       Description
           -------------        -----------
           3(a)**               Amended and Restated Articles of Incorporation of Registrant.


           3(b)****             Restated Bylaws of Registrant, dated April 10, 1996.


           4(a)****             Shareholders' Rights Plan.


           10(a)*****           Credit Agreement, dated June 30, 1996, between the Registrant and NBD Bank, N.W., Sanwa Bank,
                                Comerica Bank-Detroit, National City Bank, Westdeutsche Landesbank Girozentrale and Old Kent Bank
                                and Trust Company.


           10(b)***             Registrant's Management Incentive Plan.


           10(c)*****           Registrant's 1988 Employee Incentive Stock Option Plan as amended, incorporated by reference to
                                Exhibit A of the Registrant's 1995 proxy statement.


           10(d)*               Registrant's 1989 Non-Qualified Stock Option Plan for Directors.


           27                   Financial Data Schedule



      (b) The Company filed no reports on Form 8-K during the three months ended September 30, 1996.


-------------------------
*       Document incorporated by reference from Registration Statement
No. 33-43834 filed by the Registrant on November 8, 1991.
**      Document incorporated by reference from Amendment No. 2 to Registration
Statement No. 33-43834 filed by the Registrant on December 11, 1991.
***     Document incorporated by reference from Registration Statement No.
33-69324 filed by the Registrant on September 23, 1993.
****    Document incorporated by reference to the Registrant's Form 8-K filed on
April 10, 1996.
*****   Document incorporated by reference to the Registrant's Form 10-K filed on September 27, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     PERRIGO COMPANY
                                             ----------------------------------
                                                     (Registrant)





Date:  October 28, 1996                      /s/ Michael J. Jandernoa
      ------------------------               ----------------------------------
                                             Michael J. Jandernoa
                                             Chairman of the Board and Chief
                                              Executive Officer





Date:  October 28, 1996                      /s/ Steve M. Neil
      ------------------------               ----------------------------------
                                             Steve M. Neil
                                             Vice President--Finance, Treasurer
                                              and Chief Financial Officer