Form 10-Q
period 1996-12-31
PERRIGO CO
filed 1997-02-10
CIK 820096

================================================================================
                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
                             ______________________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________to_______________

                         Commission file number 0-19725

                                 PERRIGO COMPANY
             ------------------------------------------------------
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


                                (616) 673-8451
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                             YES    X   NO
                                  -----    ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
Class of Common Stock                                February 1, 1997
---------------------                             -----------------------
     without par                                      76,554,201 shares


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                PERRIGO COMPANY

                                   FORM 10-Q

                                     INDEX


                                                                          PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets--December 31, 1996
        and June 30, 1996                                                   3

        Condensed consolidated statements of income--Three months and six
        months ended December 31, 1996 and 1995                             4

        Condensed consolidated statements of cash flows--Six
        months ended December 31, 1996 and 1995                             5

        Notes to condensed consolidated financial statements--
        December 31, 1996                                                   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           8


PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders                10

Item 6. Exhibits and Reports on Form 8-K                                   11


SIGNATURES                                                                 12
----------

                               PERRIGO COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)




                                                                                        December 31,      June 30,
                                                                                            1996            1996
                                                                                        ------------      ---------
           ASSETS                                                                       (Unaudited)
 Current assets
    Cash                                                                                   $    328        $    176
    Accounts receivable, net of allowances of $2,661 and $2,975, respectively               107,004          91,396
    Inventories                                                                             164,179         156,976
    Prepaid expenses and other current assets                                                10,342          11,025
                                                                                           --------        --------
           Total current assets                                                             281,853         259,573

 Property and equipment                                                                     346,665         339,708
    Less accumulated depreciation                                                           113,908         100,716
                                                                                           --------        --------
                                                                                            232,757         238,992

 Cost in excess of net assets of acquired
  businesses, net of accumulated
  amortization of $11,404 and $10,340 respectively                                           41,897          42,961
 Other                                                                                        7,989           7,869
                                                                                           --------        --------
                                                                                           $564,496        $549,395
                                                                                           ========        ========


           LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
    Accounts payable                                                                         75,736        $ 56,700
    Payrolls and related taxes                                                               13,291          13,002
    Accrued expenses                                                                         27,827          21,417
    Income taxes                                                                              2,899           1,225
    Current installments on long-term debt                                                      300             300
                                                                                           --------        --------
           Total current liabilities                                                        120,052          92,644

 Deferred income taxes                                                                       27,161          26,751
 Long-term debt, less current installments                                                   11,540          48,840

 Shareholders' equity
    Preferred stock, without par value,
       10,000 shares authorized, none issued                                                      -               -
    Common stock, without par value, 200,000
       shares authorized,  76,543 and
       76,327 issued, respectively                                                          146,231         146,056
    Retained earnings                                                                       259,512         235,104
                                                                                           --------        --------
           Total shareholders' equity                                                       405,743         381,160
                                                                                           --------        --------
                                                                                           $564,496        $549,395
                                                                                           ========        ========



    See accompanying notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (Unaudited)




                                   Three Months Ended             Six Months Ended
                                      December 31,                  December 31,
                                  1996          1995             1996          1995
                               -----------   -----------      -----------   -----------

Net sales                      $   221,665   $   200,991      $   433,839   $   406,138
Cost of sales                      159,017       146,623          315,897       296,394
                               -----------   -----------      -----------   -----------
Gross profit                        62,648        54,368          117,942       109,744
                               -----------   -----------      -----------   -----------

Operating expenses
   Distribution                      7,091         6,146           14,131        12,251
   Research and development          3,671         2,293            6,939         4,675
   Selling and administrative       26,998        23,106           51,645        46,339
   Restructuring costs               1,373           461            2,362         1,615
   Unusual litigation costs          1,516         1,528            3,296         2,998
                               -----------   -----------      -----------   -----------
                                    40,649        33,534           78,373        67,878
                               -----------   -----------      -----------   -----------

Operating income                    21,999        20,834           39,569        41,866
Interest expense                       388         1,672            1,071         3,414
                               -----------   -----------      -----------   -----------

Income before income taxes          21,611        19,162           38,498        38,452
Income taxes                         7,920         7,000           14,090        14,100
                               -----------   -----------      -----------   -----------
Net income                     $    13,691   $    12,162      $    24,408   $    24,352
                               ===========   ===========      ===========   ===========

Earnings per common share      $      0.18   $      0.16      $      0.32   $      0.32
                               ===========   ===========      ===========   ===========


Weighted average number of
 common shares outstanding          77,215        77,208           77,200        77,200
                               ===========   ===========      ===========   ===========






    See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)



                                                   Six Months Ended December 31,
                                                       1996           1995
                                                       ----           ----
Cash Flows From Operating Activities:
   Net income                                        $ 24,408       $ 24,352
   Depreciation and amortization                       14,449         13,425
                                                     --------       --------
                                                       38,857         37,777

   Accounts receivable                                (15,608)       (23,145)
   Inventories                                         (7,203)       (14,298)
   Accounts payable                                    19,035          6,447
   Other                                                9,466          3,827
                                                     --------       --------
         Net cash from operating activities            44,547         10,608
                                                     --------       --------

Cash Flows For Investing Activities:
   Additions to property and equipment                 (7,002)       (11,421)
   Other                                                 (268)           (33)
                                                     --------       --------
         Net cash for investing activities             (7,270)       (11,454)
                                                     --------       --------

Cash Flows From Financing Activities:
   Borrowings of long-term debt                             -          1,000
   Repayments of long-term debt                       (37,300)          (300)
   Issuance of common stock                               175            178
                                                     --------       --------
         Net cash from financing activities           (37,125)           878
                                                     --------       --------

Net Increase in Cash                                      152             32


Cash, at beginning of period                              176            259
                                                     --------       --------
Cash, at end of period                               $    328       $    291
                                                     ========       ========

Supplemental disclosures of cash flow information:
   Interest paid                                     $  1,241       $  3,307
   Income taxes paid                                 $ 12,071       $ 12,570




See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.


NOTE B -- INVENTORIES

         The components of inventory consist of the following:

                                        December 31,                 June 30,
                                           1996                      1996
                                           ----                      ----
                                                   (in thousands)
        Finished goods                    $ 85,174                  $ 74,657
        Work in process                     52,108                    57,529

        Raw materials                       26,897                    24,790
                                         ---------                 ---------

                                          $164,179                  $156,976
                                          ========                  ========

         Inventories are stated at the lower of cost (first-in, first-out) or market.


NOTE C -- RESTRUCTURING COSTS

         For the six months ended December 31, 1996, the condensed consolidated statement of income includes $2,362 of restructuring costs expensed as incurred, related primarily to business process redesign. In addition, $851 was paid for expenses accrued in a previous period, primarily related to the elimination of certain low volume products and severance costs. As of December 31, 1996, $797 remains in accrued liabilities.

NOTE D -- COMMITMENTS AND CONTINGENCIES

         For the six months ended December 31, 1996 the condensed consolidated statement of income includes $3,296 of unusual litigation costs related to a purported class action and other legal matters as described in the Company's annual report on Form 10- K for the year ended June 30, 1996. The Company believes the actions and claims are without merit or are covered by insurance and intends to vigorously defend against these actions.


NOTE E -- NEW ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The Company's adoption of SFAS No. 121 has had no impact on the Company's financial position or results of operations.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


RESULTS OF OPERATIONS

         The Company's net sales increased by 10% to $221,665 for the second quarter of fiscal 1997, from $200,991 during the same period in fiscal 1996. The Company's net sales increased by 7% to $433,839 during the first six months of fiscal 1997 from $406,138 during the same period in fiscal 1996. The growth in net sales for the second quarter and the six months ended December 31, 1996 were primarily attributable to greater unit sales to existing customers of cough and cold products, vitamin products, Minoxidil (a hair growth stimulant) and pregnancy test kits. Minoxidil and pregnancy test kits are new products introduced by the Company within the past 24 months.

         Gross profit increased 15% or $8,280 for the second quarter of fiscal 1997 compared to 1996. Gross profit as a percentage of net sales for the second quarter of fiscal 1997 was 28.3%, compared to 27.0% for the same period in fiscal 1996. Gross profit increased by 7% or $8,198 for the first six months of fiscal 1997 compared to fiscal 1996. The gross profit percentage for the first six months of fiscal 1997 was 27.2% compared to 27.0% for the first six months of fiscal 1996. The increased sales of higher margin cough and cold products resulted in the slight increase in gross profit percentage between periods.

         Operating expenses increased by 21% or $7,115 for the second quarter of fiscal 1997 compared to the same period in fiscal 1996. Operating expenses as a percentage of net sales were 18.3% for the second quarter of the current year compared to 16.7% for the prior year. Distribution expenses increased by $945 or 15% from the second quarter of fiscal 1996 due primarily to increased shipment volume and higher freight costs incurred in support of customers' delivery requirements. Distribution expenses as a percentage of sales were 3.2% for the second quarter of fiscal 1997, compared to 3.1% for the second quarter of fiscal 1996. Research and development expenses increased $1,378 or 60% from the second quarter of fiscal 1996 primarily due to expenses related to new product development for which an approval from the United States Food and Drug Administration ("FDA"), through its Abbreviated New Drug Application ("ANDA") process, is required. Selling and administrative expenses increased $3,892 or 17% from the second quarter of fiscal 1996 due primarily to higher wages and costs to support the increase in sales. Selling and administrative expenses as a percentage of net sales were 12.2% for the second quarter of fiscal 1997, compared to 11.5% for the second quarter of fiscal 1996. Restructuring and unusual litigation costs were $2,889 for the second quarter of fiscal 1997, compared to $1,989 for the second quarter of fiscal 1996. See Notes C and D to the Condensed Consolidated Financial Statements.

        Operating expenses increased by 15% or $10,495 for the first six months of fiscal 1997 compared to the same period in fiscal 1996. Operating expenses as a percentage of net sales were 18.1% for the current year compared to 16.7% for the same period last year. Distribution expenses increased by $1,880 or 15% for the first six months of fiscal 1997 compared to the same period in fiscal 1996 due primarily to increased volume and higher freight costs incurred in support of customers' delivery requirements. Distribution expenses as a percentage of net sales were 3.3% for the first six months of fiscal 1997 compared to 3.0% for the same period last year. Research and development expenses increased $2,264 or 48% from the first six months of fiscal 1996 primarily due to expenses related to new product development for which an approval from the FDA through its ANDA process is required. Research and development expenses as a percentage of net sales for the first six months of fiscal 1997 were 1.6% compared to 1.2% for the same period in fiscal 1996. Selling and administrative expenses increased $5,306 or 11% from the first six months of fiscal 1996 due to higher wages and costs to support the increase in net sales. Selling and administrative expenses as a percentage of net sales were 11.9% for the first six months of fiscal 1997 compared to 11.4% for the first six months of fiscal 1996. Restructuring and unusual litigation costs were $5,658 for the first six months of fiscal 1997 compared to $4,613 for the first six months of fiscal 1996. The Company anticipates incurring restructuring costs of approximately $6 million and unusual litigation costs of approximately $6 million in fiscal 1997.

         Interest expense decreased 77% from $1,672 to $388 for the second quarter. Interest expense decreased $2,343 during the first six months of fiscal 1997 compared to the first six months of fiscal 1996. The decrease reflects lower borrowing levels and slightly lower interest rates during the current year.

         The effective income tax rate for the second quarter and six months of fiscal 1997 of 36.6% was approximately the same as the comparable periods of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of fiscal 1997 working capital decreased $5,128 and cash flow generated by operations exceeded cash flow used by operations by $44,547. Accounts receivable increased $15,608 due primarily to increased sales, inventories increased $7,203 in order to support the increased sales volume and accounts payable increased $19,035 due to the timing of materials and component purchases related to production increases.

         Long-term debt decreased by $37,300 during the first six months of fiscal 1997 due primarily to close monitoring and management of working capital and capital expenditures.

         The Company's capital expenditures for facilities and equipment were $7,002 for the six months ended December 31, 1996. In order to support ongoing growth in sales, the Company is investing in a number of projects to increase its manufacturing and distribution capabilities. The Company anticipates capital expenditures of approximately $25,000-$30,000 during fiscal year 1997, principally for additional manufacturing and packaging equipment to support growth in the over-the-counter pharmaceutical and nutritional product categories. The Company plans to finance these capital expenditures with cash flow from operations and, if required, additional borrowings on its existing lines of credit.

         In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, please see pages 25-28 of Perrigo Company's Form 10-K for the year ended June 30, 1996, for cautionary statements and discussion of certain important factors as they relate to forward looking statements.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

         At the Company's Annual Stockholders' Meeting held on October 30, 1996, the Company's stockholders voted on the following matters:

1. Election of four directors of the Company;
2. The ratification of selection of independent accountants; and
3. Such other business as may properly come before the meeting.

         The tabulation of votes provided by the Inspector of Election was as follows:

                Proposal                        Voting Tabulation
                --------                        -----------------

1. Election of Directors
   ---------------------
         Nominee                           For                Withhold/Against
         -------                           ---                ----------------

   Larry D. Fredricks                   61,821,016                319,707
   John W. Spoelhof                     61,455,498                685,225
   Mary Alice Taylor                    61,819,426                321,297
   Peter R. Formanek                    61,315,357                825,366

   Other Directors Whose Term
   --------------------------
        of Office Continues
        -------------------
   Michael J. Jandernoa
   William C. Swaney
   F. Folsom Bell
   L. R. Jalenak, Jr.
   Richard G. Hansen

                                           For            Against         Abstain
                                           ---            -------         -------
2. Ratification of Selection of
   ------------------------------
   BDO Seidman, L. L. P.                61,832,324        183,067         125,332
   ---------------------


Item. 6.  Exhibits and Reports on Form 8-K
          --------------------------------
         (a) Exhibits:

                 Exhibit Number   Description                 Page
                 --------------   -----------                 -----
                       27         Financial Data Schedule      13

         (b) The Company filed the following report on Form 8-K during the three months ended December 31, 1996.

         October 30, 1996:

                 The Company announced at its Annual Shareholders' Meeting that Larry D. Fredricks was elected by shareholders to the Board of Directors for a two-year term ending November 1998. With the election of Mr. Fredricks, the Company fills a new position and increases Board membership to nine.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  PERRIGO COMPANY
                                              ---------------------------
                                                    (Registrant)





Date: February 10, 1997                       /s/Michael J. Jandernoa
      ------------------                      ---------------------------
                                              Michael J. Jandernoa
                                              Chairman of the Board and Chief
                                              Executive Officer





Date: February 10, 1997                       /s/Steven M. Neil
      ------------------                      ---------------------------
                                              Steven M. Neil
                                              Vice President--Finance, Treasurer
                                               and Chief Financial Officer