Form 10-Q
period 1997-03-31
PERRIGO CO
filed 1997-05-05
CIK 820096

================================================================================

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

                                   ---------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997
                                                 --------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM                TO
                                              ----------------  --------
                         COMMISSION FILE NUMBER 0-19725

                                PERRIGO COMPANY
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              MICHIGAN                                      38-2799573
   -------------------------------                      -------------------
   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

          117 WATER STREET
          ALLEGAN, MICHIGAN                                    49010
   -------------------------------                      -------------------
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

                                 YES  X   NO
                                    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  OUTSTANDING AT
        CLASS OF COMMON STOCK                       MAY 1, 1997
        ---------------------           ---------------------------------
             WITHOUT PAR                         76,579,433 SHARES


================================================================================

                                PERRIGO COMPANY

                                   FORM 10-Q

                                     INDEX



                                                                          PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets--March 31, 1997
        and June 30, 1996                                                    3

        Condensed consolidated statements of income--Three months and nine
        months ended March 31, 1997 and 1996                                 4

        Condensed consolidated statements of cash flows--Nine months
        ended March 31, 1997 and 1996                                        5

        Notes to condensed consolidated financial statements--
        March 31, 1997                                                       6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            8


PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K                                    11


SIGNATURES                                                                  12
----------

                                PERRIGO COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                             March 31,        June 30,
                                                                                                1997            1996
                                                                                             ---------       ----------
           ASSETS                                                                           (Unaudited)
   Current assets
     Cash                                                                                    $   6,613       $     176
     Accounts receivable, net of allowances of $2,877 and $2,975, respectively                  99,039          91,396
     Inventories                                                                               162,542         156,976
     Prepaid expenses and other current assets                                                  13,060          11,025
                                                                                            -----------     -----------
         Total current assets                                                                  281,254         259,573

   Property and equipment                                                                      350,015         339,708
     Less accumulated depreciation                                                             117,849         100,716
                                                                                            -----------     -----------
                                                                                               232,166         238,992

   Cost in excess of net assets of acquired businesses, net of
     accumulated amortization of $11,924 and $10,340, respectively                              41,377          42,961
   Other                                                                                         8,148           7,869
                                                                                            -----------     -----------
                                                                                             $ 562,945       $ 549,395
           LIABILITIES AND SHAREHOLDERS' EQUITY                                             ===========     ===========
   Current liabilities
     Accounts payable                                                                        $  67,577       $  56,700
     Payrolls and related taxes                                                                 15,214          13,002
     Accrued expenses                                                                           28,728          21,417
     Income taxes                                                                                4,225           1,225
     Current installments on long-term debt                                                        300             300
                                                                                            -----------     -----------
         Total current liabilities                                                             116,044          92,644

   Deferred income taxes                                                                        27,992          26,751
   Long-term debt, less current installments                                                     1,540          48,840

   Shareholders' equity
     Preferred stock, without par value,
       10,000 shares authorized, none issued                                                         -               -
     Common stock, without par value, 200,000 shares authorized,
       76,579 and 76,327 issued, respectively                                                  146,257         146,056
     Retained earnings                                                                         271,112         235,104
                                                                                            -----------     -----------
         Total shareholders' equity                                                            417,369         381,160
                                                                                            -----------     -----------
                                                                                             $ 562,945       $ 549,395
                                                                                            ===========     ===========

                              See accompanying notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (Unaudited)

                                                   Three Months Ended                          Nine Months Ended
                                                        March 31,                                  March 31,
                                                   1997          1996                         1997           1996
                                                   ----          ----                         ----           ----
Net sales                                       $ 214,580     $ 196,326                    $ 648,419     $ 602,464
Cost of sales                                     156,660       144,924                      472,557       441,318
                                               -----------   -----------                  -----------   -----------
Gross profit                                       57,920        51,402                      175,862       161,146
                                               -----------   -----------                  -----------   -----------

Operating expenses
  Distribution                                      7,354         6,846                       21,485        19,097
  Research and development                          3,078         3,043                       10,017         7,718
  Selling and administrative                       25,196        21,713                       76,841        68,052
  Restructuring costs                               2,215           263                        4,577         1,878
  Unusual litigation costs                          1,503         1,586                        4,799         4,584
                                               -----------   -----------                  -----------   -----------
                                                   39,346        33,451                      117,719       101,329
                                               -----------   -----------                  -----------   -----------

Operating income                                   18,574        17,951                       58,143        59,817
Interest expense                                      374         1,317                        1,445         4,731
                                               -----------   -----------                  -----------   -----------

Income before income taxes                         18,200        16,634                       56,698        55,086
Income taxes                                        6,600         6,000                       20,690        20,100
                                               -----------   -----------                  -----------   -----------

Net income                                      $  11,600     $  10,634                    $  36,008     $  34,986
                                               ===========   ===========                  ===========   ===========

Earnings per common share                       $    0.15     $    0.14                    $    0.47     $    0.45
                                               ===========   ===========                  ===========   ===========

Weighted average number of common
  shares outstanding                               77,387        77,215                       77,262        77,205
                                               ===========   ===========                  ===========   ===========




                              See accompanying notes to condensed consolidated financial statements.


                               PERRIGO COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                   NINE MONTHS ENDED MARCH 31,
                                                        1997         1996
                                                        ----         ----
 Cash Flows From (For) Operating Activities:
   Net income                                         $ 36,008     $ 34,986
   Depreciation and amortization                        21,698       20,361
                                                     ----------   ----------
                                                        57,706       55,347

   Accounts receivable                                  (7,643)      (5,312)
   Inventories                                          (5,566)      (9,277)
   Accounts payable                                     10,877        1,085
   Other                                                11,734        3,595
                                                     ----------   ----------
      Net cash from operating activities                67,108       45,438
                                                     ----------   ----------

 Cash Flows From (For) Investing Activities:
   Additions to property and equipment                 (13,066)     (14,460)
   Other                                                  (506)          35
                                                     ----------   ----------
      Net cash for investing activities                (13,572)     (14,425)
                                                     ----------   ----------

 Cash Flows From (For) Financing Activities:
   Repayments of long-term debt                        (47,300)     (31,300)
   Issuance of common stock                                201          221
                                                     ----------   ----------
      Net cash for financing activities                (47,099)     (31,079)
                                                     ----------   ----------

 Net Increase (Decrease) in Cash                         6,437          (66)
 Cash, at beginning of period                              176          259
                                                     ----------   ----------
 Cash, at end of period                               $  6,613     $    193
                                                     ==========   ==========

 Supplemental disclosures of cash flow information:
   Interest paid                                      $  1,367     $  4,552
   Income taxes paid                                  $ 17,624     $ 13,731







                             See accompanying notes to condensed consolidated financial statements.


                                PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

NOTE B -- INVENTORIES

     The components of inventories consist of the following:

                                 March 31,         June 30,
                                   1997              1996
                                   ----              ----
                                      (in thousands)

        Finished goods            $84,617           $74,657
        Work in process            48,791            57,529
        Raw materials              29,134            24,790
                                 --------          --------

                                 $162,542          $156,976
                                 ========          ========


     Inventories are stated at the lower of cost (first-in, first-out) or market.

NOTE C -- RESTRUCTURING COSTS

     In March 1997, the Company announced the closing of its Cumberland Freight Line (CFL) truck fleet operations effective immediately. The operations of CFL were not significant relative to the operations of the Company. Anticipated restructuring costs of $1,211 were recorded during the third quarter of fiscal 1997.

     For the nine months ended March 31, 1997, the condensed consolidated statement of income includes $4,577 of restructuring costs expensed as incurred related primarily to business process redesign and to the closing of CFL as noted above. In addition, $1,040 was paid for expenses accrued in a previous period, primarily related to the elimination of certain low volume products and severance costs. As of March 31, 1997, $1,767 remains in accrued liabilities.

NOTE D -- COMMITMENTS AND CONTINGENCIES

     For the nine months ended March 31, 1997 the condensed consolidated statement of income includes $4,799 of unusual litigation costs related to a purported class action and other legal matters as described in the Company's annual report on Form 10-K for the year ended June 30, 1996. The Company believes the actions and claims are without merit or are covered by insurance and intends to vigorously defend against these actions.

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

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." This Statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The Statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the numerators and denominators used in the calculations.
The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Had the Statement been required to be implemented for the periods presented, the effect on EPS would have been insignificant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     The Company's net sales increased $18,254 or 9.3% to $214,580 for the third quarter of fiscal 1997 compared to the same period in fiscal 1996. The increase was primarily due to new product sales and to greater unit sales to existing customers of cough and cold and analgesic products. New products included Naproxen Sodium (a non-aspirin analgesic which is the active ingredient in Aleve(R)), Minoxidil (a hair growth stimulant) and pregnancy test kits.

     Gross profit increased $6,518 or 12.7% for the third quarter of fiscal 1997 compared to the same period in fiscal 1996. The gross profit percentage for the third quarter was 27.0% versus 26.2% for the same period in fiscal 1996. The increase in margin rate was due to increased sales of higher margin products of cough and cold, analgesics, Minoxidil and pregnancy test kits.

     Operating expenses increased $5,895 or 17.6% for the third quarter of fiscal 1997 compared to the same period in fiscal 1996. Operating expenses as a percentage of net sales were 18.3% for the third quarter of fiscal 1997 versus 17.0% for the third quarter of fiscal 1996. Selling and administrative expenses increased by $3,483 for the third quarter of fiscal 1997 to 11.7% of net sales from 11.1% of net sales for the same period in fiscal 1996. The increase was primarily due to higher wages and costs to support higher sales. Restructuring costs increased by $1,952 for the third quarter of fiscal 1997 to 1.0% of net sales from .1% of net sales for the same period in fiscal 1996, primarily due to the closing of CFL, and unusual litigation costs were $1,503 for the third quarter of fiscal 1997 versus $1,586 for the same period of fiscal 1996. See Notes C and D to the Condensed Consolidated Financial Statements. Operating expenses without restructuring and unusual litigation costs increased $4,026 or 12.7% for the third quarter of fiscal 1997 compared to the same period in fiscal 1996.

     Interest expense decreased $943 for the third quarter of fiscal 1997 compared to the same period in fiscal 1996 due to lower borrowing levels and slightly lower interest rates.

     The effective income tax rate was 36.3% for the third quarter of fiscal 1997 versus 36.1% for the same period in fiscal 1996.

NINE MONTHS ENDED MARCH 31, 1997 AND 1996

     The Company's net sales increased $45,955 or 7.6% to $648,419 for the first nine months of fiscal 1997 compared to the same period in fiscal 1996. The increase was primarily due to greater unit sales to existing customers of cough and cold, vitamin and analgesic products and to sales of new products as discussed for the quarter, partially offset by sales of personal care products which decreased in total due to price increases initiated in fiscal 1996.

     Gross profit increased $14,716 or 9.1% for the first nine months of fiscal 1997 compared to the same period of fiscal 1996. The gross profit percentage for the first nine months was 27.1% versus 26.7% for the same period in fiscal 1996. The increase in margin rate was due to increased sales of higher margin products of cough and cold, analgesics, Minoxidil and pregnancy test kits.

     Operating expenses increased $16,390 or 16.2% for the first nine months of fiscal 1997 compared to the same period in fiscal 1996. Operating expenses as a percentage of net sales were 18.2% for the first nine months of fiscal 1997 versus 16.8% for the same period in fiscal 1996. Research and development costs increased $2,299 to 1.5% of net sales for the first nine months of fiscal 1997 compared to 1.3% of net sales for the same period in fiscal 1996, primarily due to expenses related to new product development for which an approval from the FDA through its ANDA process is required. Selling and administrative expenses increased $8,789 to 11.9% of net sales for the first nine months of fiscal 1997 from 11.3% of net sales for the same period in fiscal 1996. The increase was primarily due to higher wages and costs to support higher sales. Restructuring costs increased $2,699 to 0.7% of net sales for the first nine months of fiscal 1997 from 0.3% of net sales for the same period in fiscal 1996, in part due to the closing of CFL, and unusual litigation costs were $4,799 for the first nine months of fiscal 1997 versus $4,584 for the same period in fiscal 1996. See Notes C and D to the Condensed Consolidated Financial Statements.

     Interest expense decreased $3,286 to $1,445 for the first nine months of fiscal 1997 compared to the same period in fiscal 1996 due to lower borrowing levels and slightly lower interest rates.

     The effective income tax rate was 36.5% for the first nine months of both fiscal 1997 and fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal 1997 working capital decreased $1,719 and cash flow generated by operations exceeded cash flow used by operations by $67,108. Accounts receivable increased $7,643 due primarily to increased sales, inventories increased $5,566 in order to support the increased sales volume and accounts payable increased $10,877 due to the timing of materials and component purchases related to production increases.

     Long-term debt decreased by $47,300 during the first nine months of fiscal 1997 and as a result the Company's line of credit was fully paid down. The decrease in debt was primarily due to close monitoring and management of working capital and capital expenditures.

     The Company's capital expenditures for facilities and equipment were $13,066 for the nine months ended March 31, 1997. In order to support ongoing growth in sales, the Company is investing in a number of projects to increase its manufacturing and distribution capabilities. The Company anticipates capital expenditures of approximately $20,000 during fiscal year 1997, principally for additional manufacturing and packaging equipment, and for an integrated computer software package. The Company plans to finance these capital expenditures with cash flow from operations and, if required, additional borrowings on its existing lines of credit.

SAFE HARBOR PROVISIONS

     In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, please see pages 25-28 of Perrigo Company's Form 10-K for the year ended June 30, 1996, for cautionary statements and discussion of certain important factors as they relate to forward looking statements.

PART II.  OTHER INFORMATION

Item. 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits:

                Exhibit Number  Description
                --------------  -----------

                       27       Financial Data Schedule


          (b) The Company filed no reports on Form 8-K during the three months ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            PERRIGO COMPANY
                                   ----------------------------------
                                              (Registrant)





Date: May 5, 1997                  /s/ Michael J. Jandernoa
      --------------               ----------------------------------
                                   Michael J. Jandernoa
                                   Chairman of the Board and Chief
                                     Executive Officer






Date: May 5, 1997                  /s/ Steven M. Neil
      --------------               ----------------------------------
                                   Steven M. Neil
                                   Vice President--Finance, Treasurer
                                    and Chief Financial Officer