Form 10-K405
period 1997-06-30
PERRIGO CO
filed 1997-09-26
CIK 820096

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-K 405

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-19725

                               PERRIGO COMPANY
            (Exact name of registrant as specified in its charter)

                  Michigan                                      38-2799573
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)


             117 Water Street                                          49010
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

                       Common Stock (without par value)
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 3, 1997 as reported on the Nasdaq National Market System, was approximately $716,789,000. Shares of common stock held by each executive officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 3, 1997 the registrant had outstanding 76,153,995 shares of common stock.

     Documents incorporated by reference: Registrant's Proxy Statement for its Annual Meeting on November 6, 1997 is incorporated by reference into Part III.

                                   PART I.


Item 1.    Business of the Company.

GENERAL

     Perrigo Company (the "Company"), established in 1887, is the nation's largest manufacturer of store brand over-the-counter (non-prescription) pharmaceuticals, personal care and nutritional products. Store brand products are sold under a retailer's own label and compete with nationally advertised brand name products. The Company attributes its leadership position in the store brand market to its comprehensive product assortment and to its commitment to product quality, customer service, retailer marketing support and low cost production.

     The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as American Stores, CVS, Kmart, Kroger, Target, Wal-Mart, and Walgreens and major wholesalers such as Fleming, McKesson, Super Valu and Topco.

     The Company markets a broad line of products that are comparable in quality and effectiveness to national brand products. These products include over-the-counter pharmaceuticals such as analgesics, cough and cold remedies, antacids, laxatives, feminine hygiene and suppositories; personal care products such as toothpaste, mouthwash, rubbing alcohol, hydrogen peroxide, baby care, skin care, hair care and sun care; and nutritional products such as synthetic
and natural vitamins, nutritional drinks and diet aids.   The cost to the
customer of a store brand product is significantly lower than that of a nationally advertised brand name product. The customer therefore can price a store brand product below the competing national brand product while still realizing a higher profit margin. Generally, the retailers' dollar profit per unit of store brand product sold is higher than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a quality product at a price below a comparable national brand product.

     To a lesser extent, the Company manufactures and markets its own brand name products under the names Swan(R), Good Sense(R), Daily Source(R) and Nature's Glo(R). The Company also manufactures products under contract for marketers of national brand products.

     The Company's principal executive offices are located at 117 Water Street, Allegan, Michigan 49010 and its telephone number is (616) 673-8451. The Company operates primarily through five wholly-owned domestic subsidiaries, L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo Company of Tennessee, Inc. (formerly Cumberland-Swan, Inc.), Perrigo Company of Missouri, Inc. and Perrigo International, Inc., and its three wholly-owned foreign subsidiaries Perrigo de Mexico S.A. de C.V., Nippon Perrigo, K.K. and Perrigo Asia Ltd. As used herein, the "Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

SIGNIFICANT DEVELOPMENTS DURING FISCAL YEAR 1997

     The Company continued the business process redesign effort that was begun in the latter half of fiscal year 1996 and will continue through fiscal year
1998.   The redesign effort is focused on managing orders and products, and is expected to result in delivering greater value to customers while lowering costs. As part of the redesign effort, an integrated software package was purchased in the third quarter of fiscal year 1997. This software package, which is designed to enhance current management reporting and streamline information flow, is anticipated to be installed early in fiscal year 1999.

     Throughout the year, the Company realized sales from several new products including an analgesic comparable to the brand product Aleve(R). New "super vitamin" products were introduced that contain more vitamins and minerals than comparable national brands. The Company also realized a full year of sales of Minoxidil, a hair growth stimulant comparable to Rogaine(R). This is a new product category for the Company and is manufactured and supplied to the Company through a third party agreement. This agreement demonstrates the success of the Company's efforts to develop the store brand market for products which it does not currently manufacture or for which it does not have an approved Abbreviated New Drug Application ("ANDA").

     The Company received ANDA approval from the United States Food and Drug Administration ("the FDA") to manufacture products that are comparable to the brand products Aleve(R), an analgesic, Unisom(R), a sleep aid, and Monistat 7(R), a feminine hygiene product.

     The Company's commitment to customer service was recognized by three major customers through "Vendor of the Year" awards. The awards were received from Kroger, Smith's and Albertson's in recognition of the Company's superior support, service and contribution to building the store brand business.

     In the third quarter, the Company's line of credit was fully paid down. The decrease in debt was primarily due to close monitoring and management of working capital and capital expenditures.

     In May the Company announced a common stock repurchase program. The program calls for the repurchase of up to 7.5 million shares, subject to market conditions. Purchases will be made in the open market during the 24 month period following the announcement date. The repurchased stock will be retired.

BUSINESS STRATEGY

     The Company attributes its sustained leadership position in the store brand market to its implementation of several focused business strategies which reflect the Company's commitment to its customers and employees. The strategy is outlined below.

                    PRODUCT ASSORTMENT AND PRODUCT QUALITY

     The Company offers a comprehensive product assortment in over-the-counter pharmaceutical, personal care and nutritional products in order to fill customers' needs while minimizing their product sourcing costs.

     The Company is dedicated to developing and marketing new store brand products before the competition. As a result, the Company has a research and development staff that management believes is one of the most experienced in the industry at developing national brand equivalent products using state-of-the-art equipment. This staff also responds to changes in existing national brand products by reformulating comparable existing Company products. In the over-the-counter pharmaceutical market, many new products are the result of changes in product status from "prescription only" to "over-the-counter" (non-prescription). These products require approval by the FDA through its ANDA process. In order to accelerate the approval process, the Company uses both internal research and strategic product development agreements with outside sources.

     The Company is committed to providing a quality product to the customer. All products are developed using ingredients, formulas and processes similar to those of national brand products.

Packaging is designed to make the product visually appealing to the consumer. High quality standards are maintained throughout all phases of production, warehousing and distribution.

                    CUSTOMER SERVICE AND MARKETING SUPPORT

     The Company seeks to establish customer loyalty by providing superior customer service and marketing support. This includes providing (1) a comprehensive assortment of quality, value priced products, (2) timely processing, shipment and delivery of orders, (3) assistance in managing customer inventories, and (4) support in building the store brand business.

     The Company's business process redesign effort is focused on managing orders and products. The "manage orders" effort will significantly reduce the time from order taking to delivery. This acceleration will decrease the Company's and the customers' inventory levels and carrying costs, increase inventory turns and improve customer service. The "manage products" effort is intended to increase the effectiveness of the Company's product-related decisions. A streamlined decision-making process will help to ensure that products are brought to market quickly and promoted effectively.

     The Company maintains regional distribution locations to react to customers' needs on a timely basis. In connection with the business process redesign effort, the Company will build new distribution centers in Allegan, Michigan and LaVergne, Tennessee during fiscal year 1998. These state-of-the-art facilities will replace multiple leased warehouses in Holland, Michigan and LaVergne, Tennessee.

     The Company provides marketing support that is directed at developing customized marketing programs for the customers' store brand products. The primary objective of this store brand management approach is to enable customers to increase sales of their own brand name products by communicating store brand quality and value to the consumer. The Company's marketing personnel assist in the development and promotion of customers' store brand products by performing consumer research, providing market information and establishing individualized promotions and marketing programs.

                             LOW COST PRODUCTION

     The Company continually strives to improve its manufacturing capabilities and technology in order to provide the manufacturing flexibility necessary to meet its customers' changing needs and maintain a low cost producer position.

     Productivity and efficiency improvements are encouraged by sharing related cost savings with employees through formalized employee gainsharing programs which share productivity improvements with employees.

     Education of the work force and a team approach provide employees with the skills to generate and implement programs designed to increase the Company's productivity and efficiency, to improve quality and to better serve customers.

     Continuous improvement programs are utilized extensively to improve efficiency by eliminating waste from all phases of Company operations. These programs include cross-functional teams, internal and external audits and on-the-job training.

     All levels of management are involved in the planning process in an effort to forecast future manufacturing needs with sufficient lead time to reallocate production resources.

BUSINESS SEGMENT

     The Company operates in one business segment, store brand health and beauty care, and does not maintain operating profit or fixed asset information by its three major product categories. Since this information is not available, disclosure of operating segment information by these product categories, utilizing arbitrary allocations, would not be meaningful to investors.

PRODUCTS

     The Company currently markets approximately 960 store brand products to approximately 900 customers. The Company includes as separate products multiple sizes, flavors and product forms of certain products. The Company has a leading market share in certain of its products in the store brand market.

     During fiscal year 1997 approximately $49 million of the Company's net sales were attributable to new products added to the Company's product lines within the past two years.

     The Company manufactures and markets certain products under its own brand names Swan(R), Good Sense(R), Daily Source(R) and Nature's Glo(R). Net sales of these products were approximately 5% to 7% of the Company's net sales for fiscal years 1997, 1996 and 1995.

     The following table, which does not include certain miscellaneous net sales (primarily bulk tablet sales), illustrates growth in net sales for the Company's three product lines from fiscal year 1993 through fiscal year 1997.

                                       NET SALES BY PRODUCT LINE
                                          YEAR ENDED JUNE 30,
                            ------------------------------------------------
                              1997      1996      1995      1994      1993
                            --------  --------  --------  --------  --------

    OTC Pharmaceuticals ..  $526,541  $474,551  $450,608  $433,624  $365,054
    Personal Care ........   206,480   212,234   197,784   175,822   159,280
    Nutritional ..........   110,408    89,808    66,701    57,024    45,155
                            --------  --------  --------  --------  --------
                            $843,429  $776,593  $715,093  $666,470  $569,489
                            ========  ========  ========  ========  ========


     Listed below are some of the products marketed by the Company under store brand labels. Each retailer may have its own name for a store brand product. Also listed are the names of certain of the national brands with which these products compete.


                                                     Illustrative Competing
Company Products                                         National Brands
----------------                                     ----------------------
                                  OVER-THE-COUNTER PHARMACEUTICALS

Analgesics

Ibuprofen Tablets & Caplets                          Advil(R) Tablets & Caplets
Pain Reliever Without Aspirin  (Acetaminophen)       Tylenol(R) Tablets, Caplets, Gelcaps & Geltabs
Children's Non-Aspirin Tablets & Caplets             Children's Tylenol(R)
Children's Non-Aspirin Elixirs & Suspensions         Children's Tylenol(R) Elixirs & Suspensions
Non-Aspirin Infant Drops                             Tylenol(R) Infant Drops
Aspirin                                              Bayer(R)
Headache Formula                                     Excedrin(R)
Children's Chewable Aspirin                          Bayer(R) Children's Aspirin
Naproxen Sodium Tablets & Caplets                    Aleve(R)
Pain Reliever & Sleep Aid Tablets, Caplets,          Tylenol(R) PM
 Gelcaps & Geltabs

Cough/Cold

Nite Time Cough Syrup                                NyQuil(R)
Nite Time Liquid Caps                                NyQuil(R) Liqui-Caps
Day Time Liquid Caps                                 DayQuil(R) Liqui-Caps
Aphedrid Tablets                                     Actifed(R)
Cold Capsules                                        Contac(R)
Tussin Cough Syrups                                  Robitussin(R)
Children's Non-Aspirin Cold/Cough Tablets,           Tylenol(R) Cold Plus Cough
 Liquid
Di-Bromm Tablets, Liquid                             Dimetapp(R)
Pseudoephedrine Tablets, Liquid                      Sudafed(R)
Diphedryl(R) Caplets, Tablets, Liquid                Benadryl(R)
Effervescent Cold Relief                             Alka-Seltzer(R) Plus
Triacting Syrup and Expectorant                      Triaminic(R)
Flu & Cold Medicine                                  Thera-Flu(R)
Nasal Spray                                          Afrin(R)
Dayhist - 1                                          Tavist - 1(R)
Dayhist - D                                          Tavist - D(R)
Non-Aspirin Sinus                                    Tylenol(R) Sinus
Dixapedrine Tablets                                  Drixoral(R)

Antacids

Stress Liquid & Caplets                              Pepto-Bismol(R)
Maldroxal(R) & M Plus                                Maalox(R)
Ma-santi(R)                                          Mylanta(R)
Ma-santi(R) II                                       Mylanta II(R)
Antacid Gelcaps                                      Mylanta(R) Gel-Caps
Flavored Antacid Tablets                             Tums(R)
Effervescent Pain Relief                             Alka-Seltzer(R)

Laxatives

Natural Fiber Laxative                               Metamucil(R)
Women's Laxative Tablets                             Correctol(R)


                                                     Illustrative Competing
Company Products                                         National Brands
----------------                                     ----------------------
                                  OVER-THE-COUNTER PHARMACEUTICALS


Laxative Pills                                       Ex-Lax(R)
Fiber Laxative Tablets                               Fibercon(R)
Milk of Magnesia                                     Phillips(R) M.O.M.

Anti-diarrheal

Loperamide Hydrochloride Liquid                      Imodium A-D(R) Liquid
Loperamide Hydrochloride Caplets                     Imodium A-D(R) Caplets

Feminine Hygiene

Miconazole-7 Cream                                   Monistat-7(R) Cream

Suppositories

Hemorrhoidal Suppositories                           Preparation H(R)
Adult & Infant Glycerin Suppositories                Squibb(R)

Dermatologic
Minoxidil                                            Rogaine(R)

Diagnostic Test Kits                                 e.p.t.(R)
Pregnancy Test Kits

Sleep Aids

Sleep Aid Tablets                                    Sominex(R)
Sleep Aid Liquid Caps                                Unisom(R)

                                         PERSONAL CARE PRODUCTS

Oral Hygiene

Mint and Peppermint Mouthwash                        Scope(R)
Antiseptic Mouthwash                                 Listerine(R)
Blue Mint Antiseptic Mouthwash                       Listerine(R)
Spring Mint Antiseptic Mouthwash                     Listerine(R)
Anti-Plaque Dental Rinse                             Plax(R)
Effervescent Denture Tablets                         Efferdent(R)
Mint Effervescent Denture Tablets                    Polident(R)
Tartar Control Toothpaste                            Crest(R) Tartar
Sodium Fluoride Toothpaste                           Crest(R)
Smoker's Toothpaste                                  Topol(R)
Baking Soda Toothpaste                               Arm & Hammer(R)
Sensitive Teeth Toothpaste                           Sensodyne(R)
Whitening Toothpaste                                 Rembrandt(R)
Coolfresh Toothpaste                                 Colgate(R)

Skin Care

Beauty Lotion                                        Oil of Olay(R)
Skin Care Lotion                                     Vaseline(R) Intensive Care Lotion
Medicated Skin Cream                                 Noxzema(R)
Therapeutic Dry Skin Lotion                          Lubriderm(R)
Skin Care Bath Oil                                   Alpha-Keri(R) Bath Oil
Hydroxy                                              Alpha-Hydrox(R)


                                                     Illustrative Competing
Company Products                                         National Brands
----------------                                     ----------------------

Shower & Bath Powder                                 Shower to Shower(R)
Body Wash Plus Moisturizer                           Oil of Olay(R)
Cold Cream                                           Ponds(R)
Medicated Body Powder                                Gold Bond(R)
Cocoa Butter Lotion                                  Ponds(R)

Sun Care

Sunless Tanning Cream                                Bain de Soleil(R)
Sunless Tanning Lotion                               Coppertone(R)
Moisturizing Sunblock                                Coppertone(R)
Active Sunblock                                      Coppertone(R) Sport
Children's Sunblock                                  Waterbabies(R)
Tropic Tanning Oil/Lotion                            Hawaiian Tropic(R)
Moisturizing Aloe Vera Gel                           Banana Boat(R)
Big Kids Sunblock                                    Coppertone(R) Kids
Moisturizing Aloe Lotion                             Banana Boat(R)
Aloe Vera Gel                                        Solarcane(R)

Hair Care

Dandruff Shampoo                                     Head & Shoulders(R)
Shampoo Plus Conditioner                             Pert(R) Plus
Vitamin Shampoo/Conditioner                          Pantene(R)

Deodorants

Roll-On Deodorant                                    Ban(R)

Baby Care

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

Wets & Drys

Isopropyl Alcohol
Hydrogen Peroxide
Magnesium Citrate
Epsom Salt
Mineral Oil                                          Squibb(R)
Castor Oil
Witch Hazel
Ipecac Syrup
Calamine Lotion
Clear Anti-Itch Lotion                               Caladryl(R) Clear
Medicated Calamine Lotion                            Caladryl(R)
Citrate


                                                     Illustrative Competing
Company Products                                         National Brands
----------------                                     ----------------------

                                  NUTRITIONAL PRODUCTS

Synthetic Vitamins

Multiple Vitamins                                    One-A-Day(R) Maximum
Century                                              Centrum(R)
Century Senior                                       Centrum Silver(R)
Multiple Vitamin Essential                           One-A-Day(R) Essential
Century Kids                                         Centrum Junior(R)
A-Shapes Chewables                                   Flintstones(R)
Therapeutic M                                        Theragran M(R)
Antioxidant with Zinc                                Ocuvite(R)
Prenatal                                             Stuarts Prenatal(R)
B Vitamins
Oyster Shell Calcium                                 Oscal(R)
Calcium                                              Caltrate(R)
Calcium Citrate                                      Citracal(R)
Stress Vitamin                                       Stresstab(R)
"Super" Multiple Vitamins and Minerals

Natural Vitamins

Vitamin C
Vitamin E
Beta Carotene
Calcium
Magnesium
Selenium
Zinc


Herbals/Specialty Items

Ginseng                                              Ginsana(R)
Odorless Garlic                                      Garlique(R)
Garlic Oil Capsules
Ginkgo Biloba
Valerian Root
Golden Seal Root
Echinacea Root
Cranberry Soft Gels
Saw Palmetto
Echinacea                                            Echinex(R)
Saw Palmetto                                         Propalmex(R)
St Johns Wort
Shark Cartilage
Bilberry
Chromium Picolinate
Lecithin

Nutritional Drinks

Liquid Nutritional Supplement                        Ensure(R)
Liquid Nutritional Supplement Plus                   Ensure Plus(R)
Liquid Nutritional Supplement Light                  Ensure Light(R)

RESEARCH AND DEVELOPMENT

     Research and development is a key component of the Company's business strategy. The Company does not attempt primary research to develop new products. Instead, the Company focuses on developing store brand products comparable in formulation, quality and effectiveness to existing national brand products. As part of the product development process, the Company reviews any potential patent infringement and develops alternative formulations so as not to infringe on any patent.

     The Company has been granted FDA approval to manufacture and distribute the following over-the-counter products:


     Perrigo Product                                     Comparable National Brand Product(s)
     ---------------                                     ------------------------------------
     Doxylamine Succinate, a sleep aid                   Unisom(R)
     Miconazole Nitrate Cream, a feminine                Monistat-7(R)
       hygiene treatment
     Naproxen Sodium, a non-aspirin analgesic            Aleve(R)
     Ibuprofen, a non-aspirin analgesic                  Advil(R), Nuprin(R), Motrin(R)
     Loperamide Hydrochloride, a drug used to            Imodium A-D(R)
       control and relieve acute, non-specific diarrhea
     Clemastine Fumarate, an antihistamine               Tavist-1(R)

     The Company has obtained the rights to distribute the following products through use of strategic alliance agreements:



     Perrigo Product                                     Comparable National Brand Product(s)
     ---------------                                     ------------------------------------
     Dayhist-D, an antihistamine and                     Tavist-D(R)
      nasal decongestant
     Minoxidil, a hair growth stimulant                  Rogaine(R)
     DiBromm, a cough suppressant                        Dimetapp(R)
     Dixaphedrine, an antihistamine and                  Drixoral(R)
      nasal decongestant
     Cold Capsules                                       Contac(R)

     The Company estimates that products for which patent protection is expiring through the year 2002, which include, among other products, Tagamet(R), Zantac(R), Zovirax(R), Axid(R), Pepcid(R), Claritin(R), Claritin D(R), Orudis(R), Femstat(R) and Questran(R), represent a substantial potential market. The Company is actively pursuing all avenues to offer store brand equivalents of these products. However, there can be no assurance that the Company will be successful in obtaining approval to distribute additional products.

     The Company spent approximately $13.7 million, $10.4 million, and $8.7 million for research and development during the fiscal years 1997, 1996 and 1995, respectively. The Company anticipates that research and development expenditures as a percent of net sales will continue to increase in the foreseeable future.


     During fiscal year 1996, the Company made an investment of $5.0 million in Ireland-based Warner Chilcott plc, an affiliate of Elan Corporation, a leading international drug technology development company. While this investment does not directly involve Perrigo in the business of manufacturing generic prescription products, it does allow the company to gain a better understanding of the worldwide generic prescription industry, including its customers and supply chain.

SALES AND MARKETING

     The Company employs its own sales force to service larger customers and uses industry brokers for some smaller retailers. Sales and field marketing employees are assigned to specific customers in order to understand and work
most effectively with the customer.   They assist in the development of
in-store marketing programs (described below) and optimize communication of customers' needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the Company labels of Swan(TM) and Good Sense.

     The Company has no long-term contracts with customers that are considered material. Wal-Mart accounted for 22%, 19% and 18% of net sales for fiscal years 1997, 1996 and 1995, respectively. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material impact on the Company's operating results and financial position. Such a change is not anticipated in the foreseeable future. No other customer accounted for more than 10% of net sales.

     In contrast to national brand manufacturers who incur considerable advertising and marketing expenditures that are directly targeted to the end consumer, the Company's primary marketing efforts channel through its customers, the retailers and wholesalers, and reach the consumer through in-store marketing programs. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as trial sizes, floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers' programs. The Company also provides educational training aids, packaging displays and point of purchase materials to customers. Because the profit margin for store brand products is generally higher than for national brand products, the retailer and wholesaler can many times afford to commit funds for additional promotions. The Company's marketing efforts are also directed at new product introductions and conversions and providing market research data. Market research is used to monitor trends for products and categories. In fiscal year 1998, the Company launched a consumer marketing campaign to communicate the benefits of store brands under the banner "We're going to win you over!(TM)"

MANUFACTURING AND DISTRIBUTION

     The Company has ten manufacturing facilities which occupied approximately
2.2 million square feet at June 30, 1997. During fiscal year 1997, the Montague, Michigan facility was expanded in order to support growth in the over-the-counter pharmaceutical and personal care product categories. The Company has historically supplemented its production capabilities with the purchase of product from outside sources and will continue to do so in the future. During fiscal year 1997, the nutritional facilities generally operated at between 90% and 100% of capacity, the over-the-counter pharmaceutical facilities generally operated at between 70% and 90% of capacity and the personal care facilities generally operated at between 60% and 70% of capacity. The Company aggressively explores opportunities to utilize available capacities.

     The Company's manufacturing operations are designed to allow low cost production of a wide variety of products of different quantities, sizes and packaging while maintaining a high level of customer service and quality. Flexible production line change-over capabilities and reduced cycle times allow the Company to respond quickly to changes in manufacturing schedules. The manufacturing resource planning (MRP II) system enables the Company to develop realistic and attainable production schedules and related material and capacity requirements.

     The Company manufactures the majority of the bottles utilized for personal care products. By blow molding its own bottles, the Company is able to achieve a cost advantage in products for which the bottle is a significant portion of the total product cost.

     The Company gains competitive advantage by producing many of the labels and cartons for its products. The Company works closely with customers to ensure accuracy and reliability of product labeling and packaging which accelerates new product introductions.

     The Company has six regional distribution locations across the United States which occupied approximately 1.8 million square feet at June 30, 1997. During fiscal year 1998, the Company will build new distribution facilities in Allegan, Michigan and LaVergne, Tennessee to replace multiple leased facilities in Holland, Michigan and LaVergne, Tennessee. These new distribution facilities will be designed to take advantage of the Company's business process redesign effort. Third party warehousing is also used to respond to seasonal fluctuations. Both contract freight and common carriers are used to deliver products. In fiscal year 1997, the Company closed its Cumberland Freight Line ("CFL") truck fleet operations. CFL was not considered material to Company operations.

COMPETITION

     The market for store brand over-the-counter pharmaceutical, personal care and nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. The Company believes it competes favorably in all of these areas.

     The Company's direct competition consists primarily of independent, privately owned companies and is highly fragmented in terms of both geographical market coverage and product categories. The Company is the nation's largest manufacturer of store brand over-the-counter pharmaceutical and personal care products; however, the Company competes in the nutritional area with companies with broader product lines and larger sales volumes.

     The Company's products also compete with nationally advertised brand name products. Most of the national brand companies have resources substantially greater than those of the Company. National brand companies could in the future seek to compete more directly in the store brand market by manufacturing store brand products or by lowering prices of national brand products. The Company believes that this is not likely in the foreseeable future because the manufacturing methods used by national brand companies are not easily adapted to the requirements of the store brand market. These requirements include the ability to produce many different package designs and product sizes. In addition, the marketing focus of national brand companies is directed towards the consumer rather than toward the retailer.

MATERIALS SOURCING

     Raw materials and packaging supplies are generally available from multiple suppliers. Certain component and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic or other factors. The Company has historically been able to rapidly react to situations which require alternate sourcing. The Company has good, cooperative working relationships with its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to the volume of purchases.

TRADEMARKS AND PATENTS

     The Company owns certain trademarks and patents, however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent, or group of trademarks or patents.

SEASONALITY

     The Company's sales are subject to seasonality, primarily with regard to the strength and timing of the cough/cold/flu season which generally runs from September through March. Fiscal year 1997 was comparable to fiscal year 1996 for the first half of the season, but the fiscal year 1997 season lasted longer than the fiscal year 1996 season.

PRODUCT LIABILITY

     Over the last ten years the aggregate amount paid in settlement of liability claims has not been material and the Company is unaware of any suits which would exceed its insurance limits. The Company believes that its product liability coverage is adequate to cover anticipated lawsuits.

ENVIRONMENTAL

     The Company is subject to various Federal, state and local environmental laws and regulations. The Company believes that the costs for complying with such laws and regulations will not be material to the business of the Company. The Company does not have any material remediation liabilities outstanding.

REGULATORY

     The Company's products are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, regulates the formulation, manufacture, packaging, labeling, storage and distribution of all of the Company's products. The Company believes that its products comply in all material respects with existing regulations.

     The majority of the Company's pharmaceutical products are regulated as "old drugs" subject to the requirements of certain FDA regulations. Such products must comply with FDA regulations that specify, among other things, required ingredients, dosage levels, label contents and permitted uses. These products do not require prior approval from the FDA before they are marketed. FDA regulations may change from time to time, in which case the Company may be required to change the formulation packaging or labeling of any affected product. Changes in FDA regulations normally have a delayed effective date, so while the Company may incur costs to comply with such changes, disruption of distribution is unlikely.

     These products are approved using the ANDA process. The ANDA process reduces the time and expense related to FDA approval since a comparable product was approved by the FDA when it was originally introduced. The Company must demonstrate that the submitted product is equivalent to a product that has previously been approved by the FDA, and that manufacturing process and other requirements meet FDA standards. This may require that bioequivalence studies be performed using a small number of volunteers in a controlled clinical environment. If the requirements of the ANDA process are met, the FDA will approve the product without requiring additional clinical studies to prove safety and effectiveness, since these studies were performed when the comparable prescription product was approved by the FDA. Approval time is generally one to three years from the date of submission of the application.

     Pharmaceutical products must also comply with FDA regulations known as "Current Good Manufacturing Practices for Finished Pharmaceuticals." The Company complies with these practices, which require strict quality control standards at all stages of production, including raw material receipt and storage, and product manufacturing and labeling, storage and distribution.

     The Company's non-drug products, including vitamin and personal care (cosmetic) products, comply with the applicable standards as required by the Federal Food, Drug and Cosmetic Act of 1938, as amended. The FDA's most recent inspection of the Company's manufacturing facilities found the Company in compliance in all material respects with these standards.

     The FDA has extensive enforcement powers, including the power to seize, request a recall and prohibit the sale of non-complying products and to halt the operations of non-complying manufacturers. Although certain of the Company's products have been subject to recalls in the past, none of these recalls have involved a product which was likely to cause permanent adverse health consequences and none were material to the Company's operations. Although the Company follows strict quality control procedures, there can be no assurance, however, that any future recall or other FDA action would not be material to the operations of the Company.

EMPLOYEES

     As of June 30, 1997, the Company employed 4,122 permanent and temporary employees, of whom 395 were engaged in executive, financial and administrative capacities; 268 in marketing, sales and service; 3,163 in production, warehousing and distribution; and 296 in research and development and quality control functions. At June 30, 1997, approximately 264 persons were employed on a temporary or seasonal basis. Management considers its relations with its employees to be good. The Company has not been a party to a collective bargaining agreement.


Item 2.         Properties.

     As of June 30, 1997, the Company owned or leased the following primary facilities:

                                                                           Approximate
          Location                   Type of Facility                      Square Feet     Leased or Owned
          --------                   ----------------                      -----------     ---------------
Allegan, Michigan                 Corporate Offices and Manufacturing        1,232,000           Owned
Smyrna, Tennessee                 Manufacturing                                820,000           Owned
Holland, Michigan                 Manufacturing                                120,000           Owned
Greenville, South Carolina        Manufacturing                                112,000           Owned
Montague, Michigan                Manufacturing                                 84,000           Owned
St. Louis, Missouri               Manufacturing and Distribution               196,000           Owned
San Bernardino, California        Manufacturing                                 69,000           Owned
Holland, Michigan                 Distribution                                 616,000          Leased (1)
LaVergne, Tennessee               Distribution                                 599,000          Leased (1)
Cranbury, New Jersey              Distribution                                 222,000          Leased
Fontana, California               Distribution                                 200,000          Leased
Greenville, South Carolina        Distribution                                 115,000          Leased
Smyrna, Tennessee                 Offices                                       40,000          Leased
Allegan, Michigan                 Offices and Company Store                     19,000          Leased


--------------------
(1) Multiple leased facilities will be closed and operations transferred to owned warehouses in Allegan, Michigan and LaVergne, Tennessee (to be constructed during fiscal 1998).

Item 3.    Legal Proceedings.

     The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

     The Company, certain officers and directors and two commercial bank lenders to the Company were named in an action commenced in the U.S. District Court for the Western District of Michigan on April 13, 1994 by Grow Group, Inc. ("Grow"), the former owner of the Company, seeking unspecified damages based upon various legal claims. The relief sought against the defendants, jointly and severally, includes, among other things, rescission of the management led purchase of the Company from Grow, an accounting by the defendants (excluding the Company), money damages and punitive damages.

     While the dollar amount of actual and punitive damages sought is material, based upon the internal investigation that has been conducted by the Company and its external legal counsel and its directors, the Company believes the allegations are without merit and are defensible and will take whatever action necessary to aggressively defend the case. Discovery is ongoing, and the case is currently scheduled for trial in the Spring of 1998.

     Certain shareholders have brought a class action lawsuit against the Company, the Underwriters of the October 20, 1993 secondary offering of outstanding shares of the Company's common stock and certain selling shareholders (which include several past and present officers and/or directors of the Company) who sold shares in the secondary offering. The complaint alleges that the defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934 with respect to the Company's common stock by making certain material statements that were not true and by failing to provide certain material information necessary to determine the truthfulness of certain material statements made. The claims all relate to the class period from May 10, 1993 through May 10, 1994. The Company and all of the defendants moved to dismiss the First Amended Complaint on the basis that it failed to state a claim as a matter of law. On July 25, 1996 the Court entered an order granting in part and denying in part the motions to dismiss. As part of the order, the Court struck the majority of the claimed non-disclosures with prejudice on the basis that they failed to state a claim as a matter of law.

     Fact discovery has been completed. The Company and all of the defendants deny that they have violated any provisions of the federal securities laws in connection with the secondary offering or otherwise. The Company and all of the present and former officers and directors who are defendants in this case believe that the class action is without merit and continue to defend it vigorously. The outcome is not currently determinable.

     In a related matter, the Company received a letter from a shareholder in May 1995, demanding that the Company (a) bring suit against the other defendants in the purported class action described above in order to protect the Company from any expense or liability arising out of that suit; (b) invalidate the indemnification agreement between the Company and the underwriter defendants; and (c) bring suit against each officer and director who sold stock in the October 1993 public offering to recover any proceeds unlawfully received by them as a result of their alleged breach of fiduciary duties owed to the Company. In response to those demands, the Company directed Peter Formanek, a member of its Board of Directors who was its designated Independent Director under Michigan law, to investigate the demand and make a binding determination under Michigan law as to whether maintenance of the derivative claims is in the Company's best interests. Following his investigation, the Independent Director determined that maintenance of the derivative claims is not in the Company's best interests. The shareholder then filed a derivative action in December 1995. The Company has moved to dismiss the suit pursuant to Section 495 of the Michigan Business Corporation Act (Mich. Comp. Laws Ann. Section 450.1495) on the basis that the Company's Independent Director has determined that maintenance of the derivative action is not in the Company's best interests. The plaintiff filed an amended complaint on March 13, 1997 and the Company has filed a motion to dismiss the amended complaint. This motion is still pending.

     The Company believes that the derivative action is without merit and intend to defend it vigorously. At this time, the outcome is not determinable.

Item 4.    Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the vote of security holders during the fourth quarter of fiscal year 1997.

Additional Item.        Executive Officers of the Registrant.

     The executive officers of the Company and their ages and positions as of September 1, 1997 were:



         NAME               AGE               POSITION
         ----               ---               --------
James H. Bloem .........    47       Executive Vice President
Craig G. Hammond .......    53       Executive Vice President and Chief
                                      Operations Officer
Michael J. Jandernoa....    47       Chairman of the Board of Directors,
                                      President and Chief Executive Officer
Steven M. Neil..........    45       Vice President-Finance, Treasurer, Chief
                                      Financial Officer and President of
                                      Perrigo International
Mark P. Olesnavage......    44       President, Customer Business Development

     (a) Effective September 30, 1997, Mr. Neil resigned as an Executive officer of the Company to return to his home state of California, accepting an executive position with another company.

     Mr. Bloem was appointed Executive Vice President in August 1995. Prior to that time he served as Vice President, Chief Financial Officer and Treasurer of Herman Miller, Inc., a leading office furniture manufacturer, where he also served in other positions of increasing responsibility since 1986. He is a member of the Board of Directors of First Michigan Bank Corporation.

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

     Mr. Neil has served as Vice President-Finance, Treasurer and Chief Financial Officer since May 1995. He has also served as President of Perrigo International, Inc. since July 1996. Mr. Neil served as Vice President-Controller of the Company from January 1993 to May 1995. Prior to that time he served as Controller and Chief Accounting Officer with Applied Magnetics Corporation, where he also served in other positions of increasing responsibility since 1983. He is a member of the Advisory Board of the East Central Region of Allendale Insurance and also is a member of the Board of Directors of Intelligent Solutions, Inc.

     Mr. Olesnavage was appointed Executive Vice President in January 1993 and in June 1995 was appointed President of Customer Business Development. He served as President of the over-the-counter pharmaceutical operations from February 1994 to June 1995. He served as Vice President of Pharmaceutical Business Development from July 1992 to January 1993 and as Vice President-Marketing from June 1987 to July 1992. Previously he had been Director of Marketing of the Company since 1981. He is a member of the Board of Directors of the Generic Pharmaceutical Industry Association and also is a member of the Board of Directors of the Non Prescription Drug Manufacturers Association.

                                   PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock was first quoted and began trading on the Nasdaq National Market System on December 17, 1991 under the symbol "PRGO."

     Set forth below are the high and low closing sales prices for the Company's common stock as reported on the Nasdaq National Market System for the last eight quarters:


    Fiscal Year
Ended June 30, 1997:                       High                    Low
--------------------                       ----                    ---
First Quarter                              $11-1/2                 $8-1/4
Second Quarter                             $10-5/8                 $8-5/8
Third Quarter                              $12-7/8                 $8-7/8
Fourth Quarter                             $13-1/8                 $10

    Fiscal Year
Ended June 30, 1996:                       High                    Low
--------------------                       ----                    ---
First Quarter                              $13-7/8                 $10-5/8
Second Quarter                             $13-5/8                 $11-1/2
Third Quarter                              $14-1/2                 $11-1/8
Fourth Quarter                             $13-5/8                 $10-3/4


     The number of record holders of the Company's common stock as of June 30, 1997 was 2,462.

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

     In May 1997 the Company announced a common stock repurchase program. The program calls for the repurchase of up to 7.5 million shares, subject to market conditions. Purchases will be made in the open market during the 24 month period following the announcement date. The repurchased stock will be retired.

Item 6.   Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included herein in Item 8. The consolidated statement of income data set forth below with respect to the fiscal years ended June 30, 1997, 1996 and 1995 and the consolidated balance sheet data at June 30, 1997 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 30, 1994 and 1993, and the consolidated balance sheet data for the Company at June 30, 1995, 1994 and 1993, are derived from audited consolidated financial statements of the Company, not included herein.


                                               YEAR ENDED JUNE 30,
                              ------------------------------------------------
                                1997      1996     1995(1)    1994      1993
                              --------  --------  --------  --------  --------
                                    (In thousands except per share amounts)
Statement of Income Data:
Net sales                     $844,591  $778,121  $717,077  $669,332  $570,768
Cost of sales                  615,720   574,806   520,265   474,958   405,469
                              --------  --------  --------  --------  --------
Gross profit                   228,871   203,315   196,812   194,374   165,299
Operating expenses:
 Distribution                   28,073    24,929    20,037    17,742    18,718
 Research and development       13,651    10,445     8,679     6,233     5,034
 Selling and administrative    103,104    88,629    86,602    80,150    68,094
 Restructuring and redesign      5,503     4,491     4,904        --        --
 Unusual litigation              6,367     6,600     1,043        --        --
                              --------  --------  --------  --------  --------
                               156,698   135,094   121,265   104,125    91,846
                              --------  --------  --------  --------  --------
Operating income                72,173    68,221    75,547    90,249    73,453
Interest expense                 1,306     5,679     5,413     3,390     3,337
                              --------  --------  --------  --------  --------
Income before income taxes      70,867    62,542    70,134    86,859    70,116
Income taxes                    25,875    22,700    25,700    32,100    25,500
                              --------  --------  --------  --------  --------
Net income                     $44,992   $39,842   $44,434   $54,759   $44,616
                              ========  ========  ========  ========  ========
Earnings per common share(2)      $.58      $.52      $.58      $.71      $.58

Weighted average number of common
  and equivalent shares
  outstanding(2)                77,432    77,200    77,189    77,585    77,378



                                               YEAR ENDED JUNE 30,
                              ------------------------------------------------
                                1997      1996     1995       1994      1993
                              --------  --------  --------  --------  --------
                                               (In thousands)
Balance Sheet Data:
 Working capital              $169,631  $166,929  $170,131  $139,834  $121,915
 Goodwill                       40,834    42,961    45,088    30,235    31,705
 Total assets                  568,377   549,395   555,733   474,989   413,716
 Long-term debt(3)               1,840    49,140    99,440    73,230    76,003
 Shareholders' equity          425,875   381,160   340,617   295,508   234,991

________________
(1) The Company's net sales and results of operations were impacted by the acquisition of certain assets of Vi-Jon Laboratories, Inc. in January 1995.
(2)  Reflects 2-for-1 stock split effective August 1993.
(3)  Includes current installments.

Item 7. Management's Discussion and Analysis of Results of Operations, Financial Condition and Outlook for 1998.

                         Dollar amounts in thousands

                            RESULTS OF OPERATIONS

     The following table sets forth, for fiscal years 1997, 1996 and 1995, certain items from the Company's consolidated statements of income expressed as a percentage of net sales:


     ---------------------------------------------------------------------
                                            Year Ended June 30,
     ---------------------------------------------------------------------
                                       1997         1996          1995
     ---------------------------------------------------------------------
     Net sales                          100.0%       100.0%       100.0%
     Cost of sales                       72.9         73.9         72.6
                                  -----------  -----------  -----------
     Gross profit                        27.1         26.1         27.4
                                  -----------  -----------  -----------
     Operating expenses
      Distribution                        3.3          3.2          2.8
      Research and development            1.6          1.3          1.2
      Selling and administrative         12.2         11.4         12.1
      Restructuring and redesign          0.7          0.6          0.7
      Unusual litigation                  0.8          0.8          0.1
                                  -----------  -----------  -----------
                                         18.6         17.3         16.9
                                  -----------  -----------  -----------
     Operating income                     8.5          8.8         10.5
     Interest expense                     0.1          0.8          0.7
                                  -----------  -----------  -----------
     Income before income taxes           8.4          8.0          9.8
     Income taxes                         3.1          2.9          3.6
                                  -----------  -----------  -----------
     Net income                           5.3%         5.1%         6.2%
                                  ===========  ===========  ===========
     ---------------------------------------------------------------------

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     The Company's net sales increased by $66,470 or 9% to $844,591 during fiscal year 1997 from $778,121 in fiscal year 1996. The increase was primarily due to new product sales and to increases in unit sales to existing customers of vitamin, cough and cold, analgesic and dermatologic products and pregnancy test kits, partially offset by decreases in feminine hygiene and personal care products. New products included naproxen sodium (a non-aspirin analgesic comparable to Aleve(R)), Minoxidil (a hair growth stimulant comparable to Rogaine(R)) and pregnancy test kits. Sales of cough and cold products were positively impacted by a longer cough/cold/flu season in fiscal year 1997 as compared to fiscal year 1996. Sales of certain personal care products decreased due to certain customers' reactions to price increases that were initiated in fiscal year 1996 to cover raw material cost increases on related products.

     Gross profit increased $25,556 or 13% for fiscal year 1997 compared to fiscal year 1996. The gross profit percentage for fiscal year 1997 was 27.1% versus 26.1% in fiscal year 1996. The increase in gross profit percentage was due to increased sales of higher margin products such as cough and cold and certain new products and reductions in costs due to productivity improvements, which were partially offset by decreased sales of higher margin feminine hygiene products.

     Operating expenses increased $21,604 or 16% for fiscal year 1997 compared to fiscal year 1996. Operating expenses as a percentage of net sales were 18.6% for fiscal year 1997 versus 17.3% for the same period in fiscal year 1996. Operating expenses consist of distribution, research and development, selling and administration, restructuring and redesign and unusual litigation costs. Distribution expense increased $3,144 to 3.3% of net sales during fiscal year 1997 from 3.2% of net sales in fiscal year 1996. Research and development costs increased $3,206 to 1.6% of net sales during fiscal year 1997 compared to 1.3% of net sales in fiscal year 1996, primarily due to new product development requiring FDA approval. The Company anticipates that research and development expenses related to new product introductions will continue to increase as certain prescription products switch to over-the-counter status. Selling and administrative expenses increased $14,475 to 12.2% of net sales for fiscal year 1997 versus 11.4% of net sales for fiscal year 1996. The increase was primarily due to higher wages and costs to support higher sales and to incentive compensation related to improved productivity and operating performance. Restructuring and redesign costs increased $1,012 to 0.7% of net sales during fiscal year 1997 compared to 0.6% of net sales for the same period in 1996. Fiscal year 1997 restructuring and redesign charges primarily related to costs incurred in the Company's business process redesign efforts and to costs incurred for the closing of the Company's Cumberland Freight Line truck fleet operations. See Note J to the Consolidated Financial Statements. Unusual litigation costs of $6,367 and $6,600 for fiscal years 1997 and 1996, respectively, were primarily associated with certain lawsuits pertaining to a purported shareholders' class action, a related demand for a derivative action and a suit by the former owners of the Company filed against the Company, certain officers and directors and other defendants. The legal expenses recorded do not include estimates of possible reimbursement from insurance coverage. The Company and its counsel believe the allegations made in these lawsuits are totally without merit and continue to oppose the actions vigorously. See Note F to the Consolidated Financial Statements.

     Interest expense decreased from $5,679 in fiscal year 1996 to $1,306 in fiscal year 1997 due to lower borrowing levels and slightly lower interest rates.

     The effective income tax rate was 36.5% for fiscal year 1997 versus 36.3% for fiscal year 1996.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     The Company's net sales increased by 9% to $778,121 during fiscal year 1996 from $717,077 in fiscal year 1995. This increase was primarily due to increased unit sales of cough and cold remedies, oral hygiene and liquid nutritional supplement products to existing customers. Increases in sales of cough and cold benefitted from a more severe cough and cold season in fiscal year 1996 than in fiscal year 1995. The increase in oral hygiene product sales reflected a full year of sales from the acquisition of certain assets of Vi-Jon Laboratories, Inc. in January 1995. Liquid nutritional supplements generated sales following the introduction of the product category in June 1995. Sales of analgesics, a significant product category, were comparable between fiscal years 1996 and 1995, reflecting the softness of the total analgesic market and continued competition from new national brand products. Analgesic sales in fiscal year 1995 were also affected by significant promotional activity that was not repeated in fiscal year 1996. Antacid sales were comparable between periods but were negatively affected by the competitive launch of Pepcid(R), Tagamet(R) and Zantac(R), new "H2 blocker" antacid products that switched to over-the-counter status late in fiscal year 1995. No store brand equivalents for these products can be approved for sale prior to June 1998 due to exclusivity granted by the FDA.

     Gross profit for fiscal year 1996 increased by 3% or $6,503 over 1995.
The gross profit percentage for fiscal year 1996 was 26.1% compared to 27.4% for fiscal year 1995. Increased sales of lower margin nutritional and personal care products, cost increases in certain material components that could not be passed on entirely to customers and excess personal care production capacities resulted in the decline in gross profit percentage between years.

     Operating expenses increased by 11% or $13,829 for fiscal year 1996 as compared to fiscal year 1995. Operating expenses included $11,091 and $5,947 of restructuring and redesign and unusual litigation costs for fiscal years 1996 and 1995, respectively. Operating expenses as a percentage of net sales were 17.3% for fiscal year 1996 versus 16.9% for fiscal year 1995. Excluding the restructuring and redesign and unusual litigation costs, operating expenses as a percent of net sales were 15.9% for fiscal year 1996 compared to 16.1% for fiscal year 1995. Distribution expenses increased by $4,892 to 3.2% of net sales for fiscal year 1996 compared to 2.8% for fiscal year 1995 due to smaller and more frequent shipments to customers, higher average inventory levels and increased sales volumes. Research and development expenses as a percentage of net sales were 1.3% for fiscal year 1996, compared to 1.2% for fiscal year 1995. The $1,766 increase in research and development expenses was primarily attributable to expenses related to the development of new products requiring
FDA approval.   Selling and administrative expenses increased by $2,027 for fiscal year 1996, and as a percentage of net sales were 11.4% compared to 12.1% for fiscal year 1995. The decrease as a percent of net sales was due primarily to certain sales promotions in fiscal year 1995 that were not repeated in fiscal year 1996 and to benefits realized from the restructuring process which the Company began in June 1995. Restructuring and redesign costs of $4,491 recorded in fiscal year 1996 related primarily to the consolidation of sales and marketing, graphic arts, purchasing and accounting functions, business process redesign, the discontinuance of the stick deodorant product category and additional charges for the elimination of certain low volume products. See Note J to the consolidated financial statements. Unusual litigation costs of $6,600 and $1,043 during fiscal years 1996 and 1995, respectively, were primarily associated with certain lawsuits as described in Note F to the consolidated financial statements.

     Interest expense increased by 5% or $266 during fiscal year 1996 as compared to fiscal year 1995. The increase reflected slightly higher effective interest rates during fiscal year 1996 and comparable average borrowing levels.

     The effective income tax rates were 36.3% and 36.6% for fiscal years 1996 and 1995, respectively.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During fiscal year 1997, working capital increased $2,702 and cash flow from operating activities was $86,536. Accounts receivable, net of allowances, increased $1,971 and inventories increased $4,497 to support the increased sales volume. Accounts payable increased $7,146 primarily due to the timing of materials and component purchases related to production increases. Accrued payrolls and related taxes increased $4,217 primarily due to increased wages and benefits associated with higher sales. Accrued expenses increased $8,515 primarily due to increases in customer and other costs associated with higher sales.

     Long-term debt decreased by $47,300 during fiscal year 1997 and as a result the Company's line of credit was fully paid down. The decrease in debt was primarily due to close monitoring and management of working capital and capital expenditures. At June 30, 1997, the Company had $150,000 available from the line of credit and $60,000 available from uncommitted credit facilities with two financial institutions. See Note C to the consolidated financial statements for a description of the credit facilities.

     The Company's capital expenditures for facilities and equipment were $23,046 for fiscal year 1997. The actual capital expenditures were less than plan due to close monitoring of anticipated capacity needs and to the purposeful delay of the Company's distribution system reconfiguration to coincide with implementation of the business process redesign effort. During fiscal year 1998, the Company will build new distribution facilities in Allegan, Michigan and LaVergne, Tennessee to replace multiple leased facilities. The Company completed various capital projects in fiscal year 1997, the most significant projects being the expansion of the Montague, Michigan manufacturing facility and the purchase of an integrated software package.

     In May, 1997 the Company announced a common stock repurchase program. The program calls for the repurchase of up to 7.5 million shares, subject to market conditions. Purchases will be made in the open market during the 24 month period following the announcement date. The repurchased stock will be retired.

                          OUTLOOK - FISCAL YEAR 1998

     During the year, the Company expects to achieve sales growth in its three major product categories of over-the-counter pharmaceutical, personal care and nutritional products. The primary sales growth is expected to result from increased sales of current products and new product sales to existing customers. In total, sales growth is anticipated to be at approximately the same rate as in fiscal year 1997. The sales growth rate is expected to vary for the three major product categories. Nutritional product sales should produce the strongest sales growth at a rate in excess of ten percent. Over-the-counter pharmaceutical product sales should produce moderate sales growth and personal care products should produce modest growth for the year. The Company plans to begin marketing an antacid product comparable to the name brand product Tagamet(R) and a children's ibuprofen product comparable to the name brands Children's Motrin(R) and Children's Advil(R) by the end of fiscal year 1998. These products are not expected to materially impact sales for the year. The Company's sales are subject to seasonality, especially with regard to the strength and timing of the cough/cold/flu season.

     Although the Company continues to experience competitive pricing pressures, gross profit rates are expected to approximate last year's rates due to a favorable sales mix and to cost reductions related to the business process redesign effort and to employee initiated programs. With respect to operating expenses, research and development expenses related to new product introductions should continue to increase; distribution expenses are expected to decrease as a percentage of net sales due to improved operational efficiencies; and selling and administrative expenses as a percentage of net sales are expected to be comparable to fiscal year 1997.

     The Company expects to incur restructuring and redesign costs of $2,000 to $3,000 in fiscal year 1998 related to the business process redesign effort. This effort is proceeding on schedule and will continue through fiscal year 1998.

     Unusual litigation costs related to existing lawsuits are expected to be approximately $6,000 for fiscal year 1998, before consideration of possible insurance reimbursement.

     The Company intends to spend approximately $70,000 during the year for capital additions and improvements. The increase in spending from fiscal year 1997 is primarily due to the purposeful delay in the construction of two new distribution facilities until fiscal year 1998 so that the results of the business process redesign effort could be incorporated into the construction plans. A significant portion of the anticipated total cost of the distribution facilities of $41,000 is included in the above fiscal year 1998 capital additions and improvements plan. Other major expenditures include capital costs related to an integrated software package that was purchased in fiscal year
1997 which is expected to be installed early in fiscal year 1999, and expansion of manufacturing facilities for nutritional and over-the-counter pharmaceutical products.

     The Company will continue its stock repurchase program. The program calls for the repurchase of up to 7.5 million shares, subject to market conditions, within a 24 month period ending in May 1999.

     On September 11, 1997 the Company acquired 87.8% of the shares of Quimica y Farmacia, S.A. de C.V. for approximately $16,000. The purchase was funded with cash generated by operations. Quimica y Farmacia, S.A. de C.V. is a pharmaceutical manufacturer and distributor located in Mexico.

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

Store Brand Product Growth
     The future growth of domestic store brand products will be influenced by general economic conditions, which can influence consumers to switch to store brand products, consumer perception and acceptance of the quality of the products available, the development of new products, the market exclusivity periods awarded on prescription to over-the-counter switch products and the Company's ability to grow the store brand market share. The Company does not advertise like the national brand companies and thus is dependent on retailer promotional spending to drive sales volume and increase market share. Promotional spending is a significant element of selling and administrative expenses and is directly influenced by retailer promotional decisions and is thus very difficult to estimate in future periods. Growth opportunities for the products in which the Company currently has a significant store brand market share (mouthwash, cough and cold remedies and analgesics) will be driven by the ability to offer new products to existing domestic customers and the Company's ability to service new customers internationally. Should store brand growth be limited by any of these factors, there could be a significant impact on the operating results of the Company.

Fluctuation in Quarterly Results
     The Company's quarterly operating results depend on a variety of factors including the severity and timing of the cough/cold/flu season, the timing of new product introductions by the Company and its competitors, changes in the levels of inventories maintained by the Company's customers and the timing of retailer promotional programs. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

Regulatory Environment
     The Company's products are subject to regulation by a number of federal and state governmental agencies. The cost of maintaining product quality through Good Manufacturing Practices ("GMP") is increasing. Should the Company fail to adequately conform to governmental regulations, there may be a significant impact in the operating results of the Company.

     The Company's ability to bring new products to market is limited by certain patent and trade dress factors including, but not limited to, the exclusivity periods awarded on products that have switched from prescription to over-the-counter status. The cost and time to develop these switch products is significantly greater than the rest of the new products that the Company seeks to introduce.

     The FDA will from time to time mandate packaging or labeling changes.
Such changes could be related to safety or effectiveness issues. With specific regard to safety, there have been instances within the Company's product categories in which evidence of product tampering has occurred resulting in a costly product recall. Significant costs could also be incurred in complying with the required packaging and labeling changes. Should the Company be involved in such an event, the associated costs could have a material impact on the results of operations.

     The Company believes that it has excellent relationships with these agencies, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded.

Research and Development
     The Company's investment in research and development will continue to exceed historical levels due to the high cost of developing and becoming a qualified manufacturer of new products that are switching from prescription to over-the-counter status. The ability to attract chemists proficient in emerging delivery forms and/or contracting with a third party innovator in order to generate new products of this type is a critical element of the Company's long term plans. Should the Company fail to attract qualified employees or enter into reasonable agreements with third party innovators, long term sales growth and profit would be adversely impacted.

Dependence on Personnel
     The Company's future success will depend in large part upon its ability to attract and retain highly skilled research and development chemists (as noted above), management information specialists, operations, sales, marketing and managerial personnel. The Company does not have employment contracts with any key personnel. Should the Company not be able to attract or retain key qualified employees, future operating results may be adversely impacted.

International Operations
     The Company sources certain key raw materials from foreign suppliers and is increasing its sales outside the United States. Additionally, the Company is investing significant amounts in the development of its international business. Sales to customers outside the United States and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties obtaining export or import licenses, and the imposition of withholding or other taxes, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Raw Material Availability
     In the past, supplies of certain raw materials used by the Company have become limited, or are available from one or only a few suppliers, and it is possible that this will occur in the future. Should this situation occur, it can result in increased prices, rationing and shortages. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials. Certain shortages could adversely affect financial results.

Legal Exposure
     From time to time the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to competitive issues, contract issues, intellectual property matters, workers' compensation and product liability. Currently, the most significant pending litigation relates to a purported class action, a derivative action and a complaint related to the purchase of the Company from its former owners (see page 14 - Item 3, Legal Proceedings). Litigation tends to be unpredictable and costly. There is no assurance that litigation will not have an adverse effect on the Company's financial position or results of operations in the future.

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

Competitive Issues
     The market for store brand over-the-counter pharmaceutical, personal care and nutritional products is highly competitive. Store brand competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. National brand companies could choose to compete more directly by manufacturing store brand products or by lowering the prices of national brand products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of direct store brand competitors, and the impact of national brand companies lowering prices of their products or directly operating in the store brand market could have a material adverse impact on financial results.

Customer Issues
     The impact of retailer consolidation is unknown but could have an adverse impact on future sales growth. Should a large customer encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse impact on the Company's financial position or results of operation.

     The Company's largest customer, Wal-Mart, currently comprises approximately 22% of total revenues. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's operating results and financial position.

Capital Requirements
     The Company maintains a broad product line to function as a primary supplier for its customers. Capital investments are driven by growth, technological advancements and the need for manufacturing flexibility. Estimation of future capital expenditures could vary materially due to the uncertainty of these factors. If the Company fails to stay current with the latest manufacturing and packaging technology it may be unable to competitively support the launch of new product introductions. The Company also is vertically integrated in the areas of preprinted componentry (labels and cartons) and plastics (bottle blow molding). Should the Company fail to keep up with current technology it could lose its cost competitive advantage in these areas.

Interest Rate Implication
     The Company's line of credit facilities are based on variable interest rate factors. The interest rates are established at the time of borrowing based upon the prime rate, the LIBOR rate, plus a factor, or at a rate based on interest rate bids. Accordingly, interest expense is subject to variation due to the variability of these rates.

Tax Rate Implication
     Income tax rate changes by governments and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates for future years. The anticipated growth of the Company's international business increases the likelihood of fluctuation occurring.

Liquidity and Capital Resources
     The Company anticipates that cash flow from operations will substantially fund working capital, restructuring, redesign and other unusual charges and capital expenditures. Additionally, borrowings from the Company's line of credit are available, if required. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits have been significantly influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities. The Company's current capital structure, results of operations and cash flow needs could be materially changed by acquisitions.

     The Company has evaluated, and will continue to evaluate the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

Potential Volatility of Stock Price
     The market price of the Company's Common Stock has been, and could be subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, adverse circumstances affecting the introduction or market acceptance of new products, failure to meet published estimates of or changes in earnings estimates by securities analysts, announcements of new products or enhancements by competitors, sales of Common Stock by existing holders, loss of key personnel, market conditions in the industry, shortages of key components and general economic conditions.

Item 8.    Financial Statements and Supplementary Data.

     Financial statements and supplementary data for the Company are on the following pages 26 through 40.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
  Report of Independent Certified Public Accountants ....................   27

  Consolidated Statements of Income for the years ended June 30, 1997,
   1996 and 1995 ........................................................   28

  Consolidated Balance Sheets as of June 30, 1997 and 1996 ..............   29

  Consolidated Statements of Shareholders' Equity for the years ended
   June 30, 1997, 1996 and 1995 .........................................   30

  Consolidated Statements of Cash Flows for the years ended June 30, 1997
   1996 and 1995 ........................................................   31

  Notes to Consolidated Financial Statements ............................   32

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Perrigo Company
Allegan, Michigan

     We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


     By: /s/BDO Seidman, LLP
     -----------------------
     BDO Seidman, LLP


Grand Rapids, Michigan
August 1, 1997, except for Note K which is as of September 11, 1997

                                PERRIGO COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED JUNE 30,
                                             --------------------------------------------------
                                                 1997                 1996              1995
                                             ----------            ----------        ----------
Net sales                                    $  844,591            $  778,121        $  717,077
Cost of sales                                   615,720               574,806           520,265
                                             ----------            ----------        ----------
Gross profit                                    228,871               203,315           196,812
                                             ----------            ----------        ----------
Operating expenses
 Distribution                                    28,073                24,929            20,037
 Research and development                        13,651                10,445             8,679
 Selling and administrative                     103,104                88,629            86,602
 Restructuring and redesign                       5,503                 4,491             4,904
 Unusual litigation                               6,367                 6,600             1,043
                                             ----------            ----------        ----------
                                                156,698               135,094           121,265
                                             ----------            ----------        ----------
Operating income                                 72,173                68,221            75,547

Interest expense                                  1,306                 5,679             5,413
                                             ----------            ----------        ----------
Income before income taxes                       70,867                62,542            70,134
Income taxes                                     25,875                22,700            25,700
                                             ----------            ----------        ----------
Net income                                   $   44,992            $   39,842        $   44,434
                                             ==========            ==========        ==========

Earnings per common share                    $     0.58            $     0.52        $     0.58
                                             ==========            ==========        ==========

Weighted average number of common and
 equivalent shares outstanding                   77,432                77,200            77,189
                                             ==========            ==========        ==========
















         See accompanying notes to consolidated financial statements.

                                PERRIGO COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                                  JUNE 30,
                                                                                        1997                   1996
      ASSETS                                                                         ----------             ----------
Current assets
 Cash and cash equivalents                                                           $   14,356             $      176
 Accounts receivable, net of allowances of $3,026 and $2,975, respectively               93,367                 91,396
 Inventories                                                                            161,473                156,976
 Prepaid expenses and other current assets                                               13,182                 11,025
                                                                                     ----------             ----------
      Total current assets                                                              282,378                259,573

Property and equipment
 Land                                                                                    12,230                 12,220
 Buildings                                                                              158,431                156,044
 Machinery and equipment                                                                188,252                171,444
                                                                                     ----------             ----------
                                                                                        358,913                339,708
 Less accumulated depreciation                                                          123,053                100,716
                                                                                     ----------             ----------
                                                                                        235,860                238,992
Goodwill, net                                                                            40,834                 42,961
Other                                                                                     9,305                  7,869
                                                                                     ----------             ----------
                                                                                     $  568,377             $  549,395
                                                                                     ==========             ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                                    $   63,846             $   56,700
 Payrolls and related taxes                                                              17,219                 13,002
 Accrued expenses                                                                        29,932                 21,417
 Income taxes                                                                             1,450                  1,225
 Current installments on long-term debt                                                     300                    300
                                                                                     ----------             ----------
      Total current liabilities                                                         112,747                 92,644

Deferred income taxes                                                                    28,215                 26,751
Long-term debt, less current installments                                                 1,540                 48,840

Shareholders' equity
 Preferred stock, without par value,
  10,000 shares authorized, none issued                                                       -                      -
 Common stock, without par value, 200,000 shares authorized,
  76,516 and 76,327 issued, respectively                                                145,779                146,056
Retained earnings                                                                       280,096                235,104
                                                                                     ----------             ----------
      Total shareholders' equity                                                        425,875                381,160
                                                                                     ----------             ----------
                                                                                     $  568,377             $  549,395
                                                                                     ==========             ==========




         See accompanying notes to consolidated financial statements.

                               PERRIGO COMPANY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)


                                                                    Common Stock Issued
                                                                --------------------------            Retained
                                                                Shares             Amount             Earnings
                                                                ------             ------             --------

Balance June 30, 1994                                           75,826           $  144,680         $   150,828

Issuance of common stock under stock options                       193                   75                   -
Tax benefit from stock transactions                                  -                  600                   -
Net income                                                           -                    -              44,434
                                                                ------           ----------         -----------
Balance June 30, 1995                                           76,019              145,355             195,262

Issuance of common stock under stock options                       308                  241                   -
Tax benefit from stock transactions                                  -                  460                   -
Net income                                                           -                    -              39,842
                                                                ------           ----------         -----------
Balance June 30, 1996                                           76,327              146,056             235,104

Issuance of common stock under stock options                       264                  202                   -
Tax benefit from stock transactions                                  -                  444                   -
Purchases and retirements of common stock                         (75)                 (923)                  -
Net income                                                           -                    -              44,992
                                                                ------           ----------         -----------
Balance June 30, 1997                                           76,516           $  145,779         $   280,096
                                                                ======           ==========         ===========





















         See accompanying notes to consolidated financial statements.

                                PERRIGO COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                            YEAR ENDED JUNE 30,
                                                              -----------------------------------------------
                                                                  1997               1996            1995
                                                              ----------        -----------       -----------
Cash Flows From (For) Operating Activities
 Net income                                                    $  44,992        $    39,842       $    44,434
 Adjustments to derive cash flows
  Depreciation                                                    26,178             24,858            21,549
  Amortization of intangibles                                      2,424              2,362             2,233
  Deferred income taxes                                           (1,139)             3,635             2,288
  Provision for losses on accounts receivable                        638                361               608
  Changes in operating assets and liabilities, net of
    amounts acquired from business acquisition
   Accounts receivable                                            (2,609)            (6,739)           (9,228)
   Inventories                                                    (4,497)             6,573           (24,622)
   Prepaid expenses and other current assets                         446                203              (806)
   Accounts payable                                                7,146               (334)            4,135
   Payrolls and related taxes                                      4,217                189            (1,790)
   Accrued expenses                                                8,515              1,754             4,079
   Income taxes                                                      225                211              (495)
                                                              ----------        -----------       -----------
     Net cash from operating activities                           86,536             72,915            42,385
                                                              ----------        -----------       -----------

Cash Flows (For) From Investing Activities
 Additions to property and equipment                             (23,046)           (17,603)          (38,597)
 Business acquisition                                                  -                  -           (32,579)
 Other                                                            (1,733)            (5,796)                8
                                                              ----------        -----------       -----------
     Net cash for investing activities                           (24,779)           (23,399)          (71,168)
                                                              ----------        -----------       -----------

Cash Flows (For) From Financing Activities
 Borrowings of long-term debt                                          -                  -            39,000
 Repayments of long-term debt                                    (47,300)           (50,300)          (12,790)
 Tax benefit of stock transactions                                   444                460               600
 Issuance of common stock                                            202                241                75
 Repurchase of common stock                                         (923)                 -                 -
                                                              ----------        -----------       -----------
     Net cash (for) from financing activities                    (47,577)           (49,599)           26,885
                                                              ----------        -----------       -----------

     Net increase (decrease) in cash and cash
        equivalents                                               14,180                (83)           (1,898)

Cash and cash equivalents, at beginning of period                    176                259             2,157
                                                              ----------        -----------       -----------
Cash and cash equivalents, at end of period                    $  14,356        $       176       $       259
                                                              ==========        ===========       ===========

Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for:
  Interest                                                     $   1,436        $     5,556       $     5,706
  Income taxes                                                 $  26,440        $    17,078       $    23,877





         See accompanying notes to consolidated financial statements.

                       PERRIGO COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     The Company is the nation's largest manufacturer of store brand over-the-counter (non-prescription) pharmaceutical, personal care and nutritional products. The Company's principal customers are major national and regional retail drug, supermarket and mass merchandise chains and major wholesalers located within the United States. All of the Company's manufacturing facilities as of June 30, 1997 were located in the United States. See Note K to these consolidated financial statements.

     During the years ended June 30, 1997, 1996 and 1995, one customer accounted for 22%, 19%, and 18% of revenues, respectively. None of the Company's other customers account for more than 10% of its sales.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliates which are not majority owned are reported using the equity method and are recorded in other noncurrent assets.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported earnings, financial position and various disclosures. Actual results could differ from those estimates.

REVENUES

     Revenues from product sales are recognized when the goods are shipped to the customer. A provision for estimated credit losses is recorded as revenues are recognized.

FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and long-term debt, approximates their fair value.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist primarily of demand deposits and other securities with maturities of three months or less at the date of purchase.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

LONG-LIVED ASSETS

     Property and equipment are depreciated primarily using the straight-line method over the estimated useful lives of the assets. Useful lives range from 5-10 years for machinery and equipment, and 10-40 years for buildings. Accelerated depreciation methods are used for tax purposes when possible. Maintenance and repair costs are charged to earnings while expenditures that increase asset lives are capitalized.

     Goodwill resulting from business acquisitions is amortized on a straight-line basis over 25 years. Amortization of $2,127, $2,127 and $1,799 has been recorded during the years ended June 30, 1997, 1996 and 1995, respectively. Accumulated amortization was $12,467 and $10,340 as of June 30, 1997 and 1996, respectively.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed Of," management periodically reviews long-lived assets for impairment based on projected undiscounted cash flows. The Company's adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations for the fiscal year ended June 30, 1997.

INCOME TAXES

     Deferred income tax assets and liabilities are recorded based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rates.

EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method, under which the number of shares outstanding reflects the assumed repurchase of shares of the Company's common stock with the proceeds from the assumed exercise of dilutive outstanding stock options.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     In February, 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." The Statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The Statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the numerators and denominators used in the calculations.
The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Had the Statement been required to be implemented for the fiscal years ended June 30, 1997, 1996, and 1995, the effect on EPS would have been insignificant.

     In June, 1997 the FASB issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

NOTE B - INVENTORIES

     Inventories are summarized as follows:

                                                    At June 30,
                                                 ------------------
                                                   1997      1996
                                                 --------  --------
             Finished goods ...............      $ 77,953  $ 74,657
             Work in process ..............        53,291    57,529
             Raw materials ................        30,229    24,790
                                                 --------  --------
                                                 $161,473  $156,976
                                                 ========  ========


NOTE C - LONG-TERM BORROWINGS AND CREDIT ARRANGEMENTS

     Long-term debt consists of the following:

                                                         At June 30,
                                                       ---------------
                                                        1997     1996
                                                       ------   ------
             Revolving line of credit .....            $   --  $25,000
             Uncommitted lines of credit ..                --   22,000
             Note payable, Industrial
               Development Board of
               Rutherford County, TN ......             1,840    2,140
                                                       ------  -------
             Total ........................             1,840   49,140
             Less current installments ....               300      300
                                                       ------  -------
             Long-term debt ...............            $1,540  $48,840
                                                       ======  =======


     Long-term debt matures as follows:  1998--$300; 1999--$400; 2000--$400;
2001--$400; 2002--$340.

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

     In December 1995, the Company entered into uncommitted credit facilities with two financial institutions totaling $60,000. Both facilities can be terminated by either party at any time. The Company's restrictive covenants under these facilities are substantially the same as those under the $150,000 credit facility.

     Interest rates on the revolving credit facility are established at the time of borrowing through four different pricing options: the prime rate (8.50% at June 30, 1997), a LIBOR rate plus a factor (.18% at June 30, 1997) established quarterly based on the interest coverage ratio, a CD rate plus a factor (.305% at June 30, 1997) established quarterly based on the interest coverage ratio, or at a rate based on interest rate bids submitted by banks within the bank group, for periods of 1 to 29 days. Interest rates associated with the uncommitted credit facility loans are based on bids submitted by the financial institutions for periods of 1 to 100 days.

     The Company is obligated to the Industrial Development Board of Rutherford County, Tennessee, under an agreement entered into to finance the acquisition of certain machinery and equipment installed at the Smyrna, Tennessee plant. The debt is subject to mandatory sinking fund redemption through final maturity on October 1, 2001, bears interest at a variable rate (3.75% at June 30, 1997) and is secured by a letter of credit and a security interest in the assets financed.

     As of June 30, 1997, the Company was in compliance with respect to all covenants under existing credit facilities.

NOTE D - INCOME TAXES

     A summary of income taxes is as follows:

                                   Year Ended June 30,
                                -------------------------
                                 1997     1996     1995
                                -------  -------  -------
     Current:
            Federal..........   $26,414  $17,545  $22,257
            State............       600    1,520    1,155
                                -------  -------  -------
                                 27,014   19,065   23,412
     Deferred................    (1,139)   3,635    2,288
                                -------  -------  -------
         Total                  $25,875  $22,700  $25,700
                                =======  =======  =======


     The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the net deferred income tax liability are as follows:

                                                                     At June 30,
                                                             ------------------------
                                                              1997             1996
                                                             -------          -------
Accumulated depreciation............................         $27,993          $26,856
Inventory costs.....................................          (2,325)          (1,133)
Allowance for doubtful accounts.....................          (1,061)          (1,046)
Accrued expenses not yet deductible.................          (4,457)          (3,073)
Other, net..........................................            (268)            (583)
                                                             -------          -------
Net deferred income tax liability...................         $19,882          $21,021
                                                             =======          =======

The net deferred income tax liability is presented in the balance sheets as follows:


                                                                     At June 30,
                                                             ------------------------
                                                              1997             1996
                                                             -------          -------
Current asset.......................................         $ 8,333          $ 5,730
Long-term liability.................................          28,215           26,751


The effective income tax rate varied from the statutory Federal tax rate as follows:


                                                                 Year Ended June 30,
                                                         ------------------------------------
                                                         1997           1996            1995
                                                         -----         ------           -----
Federal statutory rate .............................      35.0%          35.0%          35.0%
Expenses not deductible for tax purposes ...........       0.7            0.7            1.1
Other...............................................       0.8            0.6            0.5
                                                         -----          -----           -----

Effective income tax rate ..........................      36.5%          36.3 %         36.6%
                                                         =====          =====           =====


NOTE E - RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

     The Company has a qualified profit-sharing plan and three investment plans under section 401(k) of the Internal Revenue Code, which cover substantially all employees. Contributions to the qualified profit-sharing plan are at the discretion of the Board of Directors. Under the investment plans, the Company matches a percentage of employees' contributions. Under one of the plans, the Company makes a contribution of 2% of base compensation paid to eligible employees. The Company's contributions to the plans were $5,854, $5,322, and $5,157 for the years ended June 30, 1997, 1996 and 1995, respectively.

     The Company has postretirement plans that provide medical benefits for retirees and their eligible dependents. Employees become eligible for these benefits if they meet certain minimum age and service requirements. The Company reserves the right to modify or terminate these plans. The plans are not funded. The unfunded accumulated postretirement benefit obligation at June 30, 1997 and 1996 and the benefits expensed in fiscal years 1997, 1996 and 1995 are immaterial to the financial position and results of operations of the Company.

NOTE F - COMMITMENTS AND CONTINGENCIES

     The Company leases certain assets, principally warehouse facilities and data processing equipment, under agreements which expire at various dates through August 2002. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses.

Future non-cancelable minimum operating lease commitments are as follows:
1998--$9,503; 1999--$4,645; 2000--$2,672; 2001--$396; and 2002--$110.  Rent
expense under all leases was $12,850, $12,904, and $10,809 for the years ended June 30, 1997, 1996, and 1995, respectively.

     The Company has committed to spend up to $41,000 over fiscal years 1998 and 1999 to build new distribution facilities in Allegan, Michigan and LaVergne, Tennessee. These facilities will replace multiple leased facilities in Holland, Michigan and LaVergne, Tennessee.

     In July 1994, the Company was served a "summons with notice" alleging breach of fiduciary duties by its officers in connection with their purchase of the Company from the former owner in April 1988. In February 1995, a complaint was filed seeking unspecified damages.

     In March 1995, the Company was served with a complaint purporting to be a class action lawsuit on behalf of shareholders who purchased Perrigo common stock between May 11, 1993 and May 10, 1994. The complaint alleges various violations of federal securities laws and seeks unspecified damages.

     In June 1995, the Company received notice of a possible derivative class action against the Company, as a nominal defendant, and certain of its officers and directors, and their trusts. In November 1995, the related complaint was filed. The complaint alleges possible violation of Michigan law, seeks to protect the Company against any expense or liability arising out of the aforementioned and purported class action lawsuit, and seeks to recover any proceeds unlawfully received by named officers and directors and their trusts in the October 1993 public offering.

     The consolidated statements of income for the years ended June 30, 1997, 1996 and 1995 include $6,367, $6,600 and $1,043, respectively, of charges primarily related to the three legal actions described above. While future costs related to those matters are uncertain, the Company estimates that an additional $6,000 could be incurred in fiscal year 1998. Actual amounts incurred could materially differ from these estimates.

     The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof.

     The Company believes the actions and claims cited above are without merit or are covered by insurance and continues to vigorously defend against these actions. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flow could be materially affected in a particular period.

NOTE G - SHAREHOLDERS' EQUITY

     In May 1997, the Company announced a common stock repurchase program.
The program calls for the repurchase of up to 7,500 shares, subject to market conditions. Purchases will be made in the open market during the 24 month period following the announcement date. The repurchased stock will be retired.

     On April 10, 1996, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to shareholders of record on April 22, 1996, of one Preferred Share Purchase Right on each outstanding share of the Company's common stock. The Rights contain provisions which are intended to protect the Company's stockholders in the event of an unsolicited and unfair attempt to acquire the Company. The Company is entitled to redeem the Rights at $.01 per Right at any time before a 20% position has been acquired. The Rights will expire on April 10, 2006, unless previously redeemed or exercised.

     The Company's 1988 Employee Incentive Stock Option Plan grants key management employees options to purchase shares of common stock. The options vest and may be exercised from one to ten years after the date of grant based on a vesting schedule. Proceeds from the exercise of stock options under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock.

     A summary of activity for the Company's employee stock option plan is presented below:


                                                                    Year Ended June 30,
                                            ---------------------------------------------------------------------
                                                    1997                     1996                   1995
                                            ---------------------     --------------------    -------------------
                                                        Weighted                 Weighted                Weighted
                                                        Average                  Average                  Average
                                                        Exercise                 Exercise                Exercise
                                            Shares        Price       Shares      Price       Shares       Price
                                            ------        -----       ------      -----       ------       -----
Options outstanding at beginning of year    3,248         $11.83      3,239       $11.07       2,836       $10.10
Granted                                     1,235           9.18        498        12.34         876        13.45
Exercised                                    (264)          (.74)      (280)        (.83)       (193)        (.39)
Terminated                                   (482)        (14.26)      (209)      (15.99)       (280)      (16.07)
                                            ------                    -------                  ------
Options outstanding at end of year          3,737          11.43      3,248        11.83       3,239        11.07
Options exercisable at end of year          1,104          10.96      1,062         8.67         824         6.27
Options available for grant at end of year  1,981                     2,734                    1,023
Price per share of options outstanding      $.22 to                   $.22 to                  $.22 to
                                            $31.25                    $31.25                   $31.25


     In July and August 1997, the Company granted options to certain employees to purchase 982 shares at an exercise price of $12.97 and 9 shares at an exercise price of $13.19.

     The Company issues stock options to directors under a non-qualified stock option plan. Options granted under the plan vest and may be exercised from one to ten years after the date of grant based on a vesting schedule. As of June 30, 1997, options to purchase 84 shares at prices ranging from $.57 to $29.38 and at a weighted average price of $15.25 were outstanding, 20 of which were exercisable at a weighted average price of $12.21. There were 8 options granted at a weighted average exercise price of $9.50 and there were no options exercised or canceled in the fiscal year ended June 30, 1997. There were 21 options available for grant at June 30, 1997.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized. Had compensation cost been determined and recorded based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced as follows:


                                             Fiscal Years
                                            --------------
                                            1997      1996
                                            ----      ----
     Net Income                            $1,138     $413
     Earnings per Share                      $.01       --

     The effects on net income and earnings per share for fiscal years 1997 and 1996 may not be representative of future years because compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

     The weighted average fair value per option at the date of grant for options granted during fiscal years 1997 and 1996 was $2.73 and $3.70, respectively. The fair value was estimated using the Black-Sholes option pricing model with the following weighted average assumptions:


                                              Fiscal Years
                                             ---------------
                                               1997    1996
                                             -------  ------
     Dividend yield                             0.0%    0.0%
     Volatility, as a percent                  30.0%   30.0%
     Risk-free interest rate                    6.3%    6.4%
     Expected life in years after vest date     3.0     3.0

     Forfeitures are accounted for as they occur.

     The following table summarizes information concerning options outstanding under the Plans at June 30, 1997:


                             Options Outstanding                                    Options Exercisable
-------------------------------------------------------------------------     -----------------------------

                                     Weighted Average
   Range of             Number         Remaining             Weighted           Number         Weighted
   Exercise          Outstanding     Contractual Term         Average         Exercisable       Average
    Prices            at 6/30/97         (Years)           Exercise Price     at 6/30/97     Exercise Price
    ------            ----------         -------           --------------      ----------    --------------
$0.22 - $9.09             676             3.14                 $ 1.17               449           $  0.77
 9.10 -  9.49           1,146             9.13                   9.13                --                --
 9.50 - 15.49           1,165             7.74                  12.81               227             13.36
15.50 - 31.25             834             5.66                  21.35               448             20.01
                        -----                                                     -----
                        3,821                                                     1,124
                        =====                                                     =====

NOTE H - ACQUISITION

     On January 13, 1995, the Company acquired certain assets of Vi-Jon Laboratories, Inc., a manufacturer and marketer of store brand personal care products, located in St. Louis, Missouri, for the purchase price of approximately $33,000, which included approximately $17,000 allocated to goodwill. The purchase price was funded by additional line of credit borrowings. Goodwill is being amortized over 25 years.

NOTE I - QUARTERLY FINANCIAL DATA (UNAUDITED)


1997                                          September 30,   December 31,   March 31,   June 30,
--------------                                -------------   ------------   ---------   --------
Net sales ...............................       $212,174        $221,665      $214,580   $196,172
Gross profit ............................         55,294          62,648        57,920     53,009
Net income (see Note J) .................         10,717          13,691        11,600      8,984
Earnings per common share ...............          $ .14           $ .18         $ .15      $ .12
Weighted average number of common
   and equivalent shares outstanding ....         77,185          77,215        77,387     77,469

1996                                     September 30,  December 31,   March 31,      June 30,
----                                     -------------  ------------   ---------      --------
Net sales .............................    $205,147      $200,991       $196,326       $175,657
Gross profit ..........................      55,376        54,368         51,402         42,169
Net income (see Note J) ...............      12,190        12,162         10,634          4,856
Earnings per common share .............      $  .16        $  .16         $  .14         $  .06
Weighted average number of common
   and equivalent shares outstanding ..      77,191        77,208         77,215         77,188


NOTE J - RESTRUCTURING AND REDESIGN COSTS

     For the year ended June 30, 1997, the Company expensed $5,503 in restructuring and redesign costs primarily related to the items as noted below. During the year, $3,703 was expensed as incurred, $1,800 was accrued and $2,029 of costs were paid that were accrued in the current and previous periods. It is estimated that the Company will incur $2,000 to $3,000 in additional restructuring and redesign costs for the fiscal year ending June 30, 1998 primarily due to implementation of business process redesign activities.

     In March 1997, the Company announced the closing of its Cumberland
Freight Line (CFL) truck fleet operations effective immediately. The operations of CFL were not significant to the operations of the Company. Restructuring costs of $1,211 were recorded in the third quarter of fiscal year 1997.

     The Company continued to incur costs related to the business process redesign effort that was begun in fiscal year 1996 and that will continue through fiscal year 1998. This effort is focused on managing orders and products, and will result in delivering greater value to customers while lowering costs.

     During the fourth quarter of fiscal year 1996, the Company discontinued the stick deodorant product category and intensified its efforts to eliminate certain low volume products. The effort to eliminate low volume products continued throughout fiscal year 1997.

     For the year ended June 30, 1996, the Company expensed $4,491 of restructuring and redesign costs primarily related to the consolidation of sales and marketing, graphic arts, purchasing and accounting functions, and costs related to the business process redesign effort, the discontinuance of the stick deodorant product category and the elimination of certain low volume products.

     For the year ended June 30, 1995, the Company expensed $4,904 of restructuring and redesign costs primarily related to severance and employee benefit costs, consolidation of two distribution centers and costs associated with the elimination of certain low volume products.

NOTE K - SUBSEQUENT EVENT

     On September 11, 1997, the Company acquired 87.8% of the outstanding shares of Quimica y Farmacia, S.A. de C.V. for approximately $16,000. The purchase was funded with cash generated by operations. Quimica y Farmacia, S.A. de C.V. is a pharmaceutical manufacturer and distributor located in Mexico.

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

     (b)   Executive Officers of the Company.

           See Part I, Item 4 of this Form 10-K at page 15.

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

                                   PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed or incorporated by reference as part of this Form 10-K:

           1. All financial statements. See Index to Consolidated Financial Statements on page 26 of this Form 10-K.

           2.   Financial Schedules

                Report of Independent Certified Public Accountants on Financial Statement Schedule Schedule II -Valuation and Qualifying Accounts

                Schedules other than the one listed are omitted because they are included in the footnotes, immaterial or not applicable.

     3.  Exhibits:
         3(a)         -         Amended and Restated Articles of Incorporation
                                of Registrant, incorporated by reference from Amendment No. 2 to Registration Statement No.
                                33-43834 filed by the Registrant on September
                                23, 1993.

         3(b)         -         Restated Bylaws of Registrant, dated April 10,
                                1996, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996.

         4(a)         -         Shareholders' Rights Plan, incorporated by
                                reference from the Registrant's Form 8-K filed on April 10, 1996.

         10(a)        -         Credit Agreement, dated June 30, 1996, between
                                the Registrant and NBD Bank, N.W., Sanwa Bank,
                                Comerica Bank-Detroit, PNC Bank, Westdeutsche
                                Landesbank Girozentrale and Old Kent Bank and
                                Trust Company, incorporated by reference from the Registrant's 1996 Form 10-K filed on
                                September 25, 1996.

         10(b)        -         Registrant's Management Incentive Plan,
                                incorporated by reference from the Registration
                                Statement No. 33-69324 filed by the Registrant on September 23, 1993.

         10(c)        -         Registrant's 1988 Employee Incentive Stock
                                Option Plan as amended, incorporated by
                                reference from Exhibit A of the Registrant's
                                1995 proxy statement.

         10(d)        -         Registrant's 1989 Non-Qualified Stock Option
                                Plan for Directors, incorporated by reference from the Registration Statement No. 33-43834 filed by the Registrant on November 8, 1991.

         21           -         Subsidiaries of the Registrant.

         23           -         Consent of BDO Seidman, LLP.

         24           -         Power of Attorney (see signature page).

         27           -         Financial Data Schedule.


(b) Exhibit and reports on Form 8-K.

        The Company filed a report on Form 8-K during the three months ended June 30, 1997 that announced the Company's common stock repurchase program. The program calls for the repurchase of up to 7.5 million shares, subject to market conditions. Purchases will be made in the open market during the 24 month period following the announcement date. The repurchased stock will be retired.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE




Board of Directors
Perrigo Company
Allegan, Michigan

     The audits referred to in our report to Perrigo Company and Subsidiaries dated August 1, 1997, except for Note K which is as of September 11, 1997, relating to the consolidated financial statements of Perrigo Company, which is contained in Item 8 of this Form 10-K for the year ended June 30, 1997, included the audit of Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


     By: /s/BDO Seidman, LLP
        -----------------------
     BDO Seidman, LLP


Grand Rapids, Michigan
August 1, 1997

                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

                               PERRIGO COMPANY

                                (IN THOUSANDS)





                                              BALANCE        CHARGED TO                       BALANCE
                                            AT BEGINNING     COSTS AND                        AT END
     DESCRIPTION                              OF PERIOD       EXPENSES     DEDUCTIONS(1)     OF PERIOD
     -----------                            ------------     -----------   -------------     ---------
Year Ended June 30, 1995:
 Reserves and allowances deducted from
   asset accounts:
       Allowance for uncollectible accounts      $2,801        $608            $369            $3,040

Year Ended June 30, 1996:
 Reserves and allowances deducted from
   asset accounts:
       Allowance for uncollectible accounts      $3,040        $361            $426            $2,975

Year Ended June 30, 1997:
 Reserves and allowances deducted from
   asset accounts:
       Allowance for uncollectible accounts      $2,975        $638            $587            $3,026




(1)  Uncollectible accounts charged off, net of recoveries.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 30, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 25th of September, 1997.

                                                PERRIGO COMPANY



                                                By: /s/ Michael J. Jandernoa
                                                    ---------------------------
                                                       Michael J. Jandernoa
                                                       Chairman of the Board
                                                    and Chief Executive Officer





                              POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Michael J. Jandernoa and Steven M. Neil and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 30, 1997 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 30, 1997 has been signed by the following persons in the capacities indicated on the 25th of September, 1997.


               Signature                          Title
               ---------                          -----

         /s/Michael J. Jandernoa
         --------------------------
               Michael J. Jandernoa           Chairman of the Board and Chief
                                               Executive Officer and Director
                                               (Principal Executive Officer)
         /s/Steven M. Neil
         --------------------------
               Steven M. Neil                 Vice President - Finance,
                                               Treasurer and Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer)
         /s/F. Folsom Bell
         --------------------------
               F. Folsom Bell                 Director


         /s/Peter R. Formanek
         --------------------------
               Peter  R. Formanek             Director

         /s/Larry D. Fredricks
         --------------------------
               Larry D. Fredricks             Director

         /s/Richard G. Hansen
         --------------------------
               Richard G. Hansen              Director

         /s/L.R. Jalenak, Jr.
         --------------------------
               L.R. Jalenak, Jr.              Director

         /s/John W. Spoelhof
         --------------------------
               John W. Spoelhof               Director

         /s/William C. Swaney
         --------------------------
               William C. Swaney              Director

         /s/Mary Alice Taylor
         --------------------------
               Mary Alice Taylor              Director

                                EXHIBIT INDEX




EXHIBIT                        DOCUMENT
-------                        --------

  21                           Subsidiaries of the Registrant

  23                           Consent of Independent
                               Certified Public Accountants

  27                           Financial Data Schedule