Form 10-Q
period 1997-09-30
PERRIGO CO
filed 1997-10-29
CIK 820096

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
                             ----------------------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                to
                                       ---------------  ---------------
                         Commission file number 0-19725

                                 PERRIGO COMPANY
             (Exact name of registrant as specified in its charter)


                   Michigan                                                   38-2799573
      ---------------------------------                                ----------------------
       (State or other jurisdiction of                                    (I.R.S. Employer
        incorporation or organization)                                  Identification No.)


            117 Water Street
           Allegan, Michigan                                                 49010
        -----------------------                                        -----------------
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

                             YES    X   NO
                                 ----      ----
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                         Outstanding at
          Class of Common Stock                                          October 6, 1997
          ---------------------                                      ----------------------
               without par                                              76,244,928 shares


                        PERRIGO COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX



                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

          Condensed consolidated statements of income--Three months
          ended September 30, 1997 and 1996                                                                        3

          Condensed consolidated balance sheets--September 30, 1997
          and June 30, 1997.                                                                                       4

          Condensed consolidated statements of cash flows--Three
          months ended September 30, 1997 and 1996                                                                 5

          Notes to condensed consolidated financial statements--
          September 30, 1997                                                                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                          8


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                                         10


SIGNATURES                                                                                                        11
----------

                                PERRIGO COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                                       Three Months Ended September 30,
                                                                         1997                    1996
  Net sales                                                         $   223,773             $   212,174
  Cost of sales                                                         164,307                 156,880
                                                                    -----------             -----------
  Gross profit                                                           59,466                  55,294

  Operating expenses
     Distribution                                                         7,667                   7,040
     Research and development                                             2,942                   3,268
     Selling and administrative                                          25,689                  24,647
     Restructuring and redesign                                             364                     989
     Unusual litigation costs                                             1,682                   1,780
                                                                    -----------             -----------
                                                                         38,344                  37,724
                                                                    -----------             -----------

  Operating income                                                       21,122                  17,570
  Interest and other expense                                                327                     683
                                                                    -----------             -----------

  Income before income taxes                                             20,795                  16,887
  Income taxes                                                            7,590                   6,170
                                                                    -----------             -----------

  Net income                                                        $    13,205             $    10,717
                                                                    ===========             ===========
  Earnings per common and equivalent share                          $      0.17             $      0.14
                                                                    ===========             ===========

  Weighted average number of common and
     equivalent shares outstanding                                       77,630                  77,185
                                                                    ===========             ===========





     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                                                     September 30,    June 30,
                                                                                                         1997           1997
                                                                                                     ------------     --------
            ASSETS                                                                                   (Unaudited)
Current assets
   Cash and cash equivalents                                                                        $      1,915    $    14,356
   Accounts receivable, net of allowances of $3,208 and $3,026, respectively                             123,722         93,367
   Inventories                                                                                           173,484        161,473
   Prepaid expenses and other current assets                                                              14,469         13,182
                                                                                                    ------------    -----------
          Total current assets                                                                           313,590        282,378

Property and equipment                                                                                   380,656        358,913
   Less accumulated depreciation                                                                         133,456        123,053
                                                                                                    ------------    -----------
                                                                                                         247,200        235,860

Goodwill, net of accumulated amortization of $13,000 and
   $12,467, respectively                                                                                  50,850         40,834
Other                                                                                                     10,724          9,305
                                                                                                    ------------    -----------
                                                                                                    $    622,364    $   568,377
                                                                                                    ============    ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                                 $     80,812    $    63,846
   Payrolls and related taxes                                                                             14,326         17,219
   Accrued expenses                                                                                       32,217         29,932
   Income taxes                                                                                            7,783          1,450
   Current installments on long-term debt                                                                  2,342            300
                                                                                                    ------------    -----------
          Total current liabilities                                                                      137,480        112,747

Deferred income taxes                                                                                     29,876         28,215
Long-term debt, less current installments                                                                 20,793          1,540

Minority interest                                                                                            105           -

Shareholders' equity
   Preferred stock, without par value,
      10,000 shares authorized, none issued                                                                 -              -
   Common stock, without par value, 200,000 shares authorized,
    76,213 and 76,516 issued, respectively                                                               140,809        145,779
   Retained earnings                                                                                     293,301        280,096
                                                                                                    ------------    -----------
          Total shareholders' equity                                                                     434,110        425,875
                                                                                                    ------------    -----------
                                                                                                    $    622,364    $   568,377
                                                                                                    ============    ===========



     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                        Three Months Ended September 30,
                                                                                             1997             1996
                                                                                             ----             ----
Cash Flows From (For) Operating Activities:
   Net income                                                                            $    13,205      $    10,717
   Depreciation and amortization                                                               7,321            7,242
                                                                                         -----------      -----------
                                                                                              20,526           17,959

   Accounts receivable                                                                       (26,517)         (24,343)
   Inventories                                                                                (9,583)          (1,855)
   Accounts payable                                                                           12,607           11,676
   Other                                                                                       7,143            6,436
                                                                                         -----------      -----------
         Net cash from operating activities                                                    4,176            9,873
                                                                                         -----------      -----------

Cash Flows For Investing Activities:
   Additions to property and equipment                                                       (11,946)          (2,696)
   Business acquisitions, net of cash acquired                                               (15,827)             -
   Other                                                                                        (580)             (32)
                                                                                         -----------      -----------
         Net cash for investing activities                                                   (28,353)          (2,728)
                                                                                         -----------      -----------

Cash Flows From (For) Financing Activities:
   Borrowings of long-term debt                                                               16,706              -
   Repayments of long-term debt                                                                  -             (7,000)
   Issuance of common stock                                                                      159              163
   Repurchase of common stock                                                                 (5,129)             -
                                                                                         -----------      -----------
         Net cash from (for) financing activities                                             11,736           (6,837)
                                                                                         -----------      -----------


Net (Decrease) Increase in Cash and Cash Equivalents                                         (12,441)             308
Cash and Cash Equivalents, at Beginning of Period                                             14,356              176
                                                                                         -----------      -----------
Cash and Cash Equivalents, at End of Period                                              $     1,915      $       484
                                                                                         ===========      ===========


Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                         $       129      $       844
   Income taxes paid                                                                     $       120      $       431





     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

NOTE B -- INVENTORIES

         The components of inventories consist of the following:

                                                 September 30,               June 30,
                                                    1997                      1997
                                                    ----                      ----
                 Finished goods                    $ 85,877                  $ 77,953
                 Work in process                     52,387                    53,291
                 Raw materials                       35,220                    30,229
                                                    -------                   -------
                                                   $173,484                  $161,473
                                                   ========                  ========

NOTE C -- RESTRUCTURING AND REDESIGN COSTS

         For the three months ended September 30, 1997, the condensed consolidated statement of income includes $364 of restructuring costs expensed as incurred related primarily to business process redesign. In addition, $56 of costs were paid, primarily related to severance and employee benefit costs, that had been accrued in a previous period. As of September 30, 1997, $763 remains in accrued liabilities.

NOTE D -- COMMITMENTS AND CONTINGENCIES

         For the three months ended September 30, 1997, the condensed consolidated statement of income includes $1,682 of unusual litigation costs related to a purported class action and other legal matters as described in the Company's annual report on Form 10-K for the year ended June 30, 1997. The Company believes the actions and claims are without merit or are covered by insurance and continues to vigorously defend against these actions.

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

         In June, 1997, the FASB issued two new disclosure standards, as follows:

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

         Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect results of operations and financial position, but may have an impact on future financial statement disclosures.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

         The Company's net sales increased by $11,599 or 5.5% to $223,773 for the first quarter of fiscal year 1998, from $212,174 during the same period in fiscal year 1997. The increase was primarily due to new product sales and increases in unit sales to existing customers of cough and cold products, vitamins and nutritional drinks, hair care and antacid products. New products included an analgesic comparable to the brand Aleve(R) and "super vitamins" that contain more vitamins and minerals than comparable national brands.

         Gross profit increased $4,172 or 7.5% for the first quarter of fiscal year 1998 compared to the same period in fiscal year 1997. The gross profit percentage for the first quarter of fiscal year 1998 was 26.6%, compared to 26.1% for the same period in fiscal year 1997. The increase in gross profit percentage was primarily due to operational efficiencies and increased sales of higher margin vitamin products.

         Operating expenses increased $620 or 1.6% for the first quarter of fiscal year 1998 compared to the same period in fiscal year 1997. Operating expenses as a percentage of net sales were 17.1% for the first quarter of fiscal year 1998 compared to 17.8% for the first quarter of fiscal year 1997. Operating expenses consist of distribution, research and development, selling and administration, restructuring and redesign and unusual litigation costs. Excluding restructuring and redesign and unusual litigation costs, operating expenses were 16.2% of net sales for the first quarter of fiscal year 1998 compared to 16.5% of net sales for the same period in fiscal year 1997. Distribution expenses increased $627 or 8.9% from the first quarter of fiscal year 1997 primarily due to increased shipment volume and higher warehouse costs incurred in support of customers' delivery requirements. Distribution expense as a percentage of net sales was 3.4% for the first quarter of fiscal year 1998, compared to 3.3% for the first quarter of fiscal year 1997. Research and development expenses decreased $326 or 10.0% from the first quarter of fiscal year 1997 primarily due to the timing of expenses related to the development of new products which are approved through the FDA's Abbreviated New Drug Application (ANDA) process. Research and development expenses for fiscal year 1998 are expected to be higher than the fiscal year 1997 expenses. Research and development expense, as a percentage of net sales, was 1.3% for the first quarter of fiscal year 1998 compared to 1.5% for the first quarter of fiscal year 1997. Selling and administrative expenses increased $1,042 or 4.2% from the first quarter of fiscal year 1997 primarily due to the higher sales volume. Selling and administrative expense as a percentage of net sales was 11.5% for the first quarter of fiscal year 1998, compared to 11.6% for the first quarter of fiscal year 1997. Restructuring and redesign and unusual litigation costs decreased $723 or 26.1% from the first quarter of fiscal year 1997. See Notes C and D to the condensed consolidated financial statements.

         Interest and other expenses decreased from $683 for the first quarter of fiscal year 1997 to $327 for the same period in fiscal year 1998. Interest expense decreased due to lower borrowing levels and was partially offset by an increase in other expense.

         The effective income tax rate was 36.5% for the first quarter of fiscal years 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal year 1998, working capital increased $6,479 and cash flow from operating activities was $4,176. Changes in working capital are net of the effect of the business acquisition described below. Accounts receivable increased $26,517 due to increased sales and the timing of cash receipts, inventories increased $9,583 in order to support increased sales volume, and accounts payable increased $12,607 due to materials and component purchases related to production increases.

         The Company's capital expenditures for facilities and equipment were $11,946 for the three months ended September 30, 1997. In order to support the business process redesign effort and ongoing growth in sales, the Company is investing in a number of projects. Planned capital expenditures will require approximately $70,000 during fiscal year 1998, principally for construction of two new distribution facilities, expansion of manufacturing facilities for nutritional products, and capital costs related to an integrated software package that was purchased in fiscal year 1997 which is expected to be installed in early fiscal year 1999. The Company plans to finance capital expenditures with cash flows from operations and, if required, additional borrowings on its existing line of credit.

         In September 1997, the Company acquired 87.8% of the outstanding shares of Quimica y Farmacia, S.A. de C.V. for approximately $16,000. The purchase was funded by cash generated from operations and cash provided from financing activities. Quimica y Farmacia, S.A. de C.V. is a pharmaceutical manufacturer and distributor located in Mexico. The assets, liabilities, sales and profits of this acquisition are not considered material to the Company.

         During the first quarter of fiscal year 1998, the Company purchased 393 shares of common stock for $5,129 under its common stock repurchase program. The common stock was retired.

         Note: In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, please see Perrigo Company's Form 10-K for the fiscal year ended June 30, 1997, under the heading "Safe Harbor For Forward-Looking Statements," for a discussion of certain important factors as they relate to forward-looking statements.

 PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                 Exhibit Number   Description
                 --------------   -----------
                  3(a)**          Amended and Restated Articles of Incorporation of Registrant.

                  3(b)****        Restated Bylaws of Registrant, dated April 10, 1996.

                  4(a)****        Shareholders' Rights Plan.

                 10(a)*****       Credit Agreement, dated June 30, 1996, between the Registrant and NBD Bank, N.W., Sanwa Bank,
                                  Comerica Bank-Detroit, PNC Bank, Westdeutsche Landesbank Girozentrale and Old Kent Bank and Trust
                                  Company.

                 10(b)***         Registrant's Management Incentive Plan.

                 10(c)            Registrant's 1988 Employee Incentive Stock Option Plan as amended, incorporated by reference to
                                  Exhibit A of the Registrant's 1995 proxy statement.

                 10(d)*           Registrant's 1989 Non-Qualified Stock Option Plan for Directors.

                 27               Financial Data Schedule

         (b)     Reports on Form 8-K.

            The Company filed a report on Form 8-K during the three months ended September 30, 1997 that announced the Company's intention to build new distribution centers in Allegan, Michigan and LaVergne, Tennessee. The new facilities will consolidate currently leased space in Holland, Michigan and LaVergne.

-----------------------
*        Document incorporated by reference from Registration Statement No.
33-43834 filed by the Registrant on November 8, 1991.
**       Document incorporated by reference from Amendment No. 2 to
Registration Statement No. 33-43834 filed by the Registrant on December 11,
1991.
***      Document incorporated by reference from Registration Statement No.
33-69324 filed by the Registrant on September 23, 1993.
****     Document incorporated by reference to the Registrant's Form 8-K filed on April 10, 1996.
*****    Document incorporated by reference to the Registrant's Form 10-K filed on September 25, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            PERRIGO COMPANY
                                ----------------------------------------
                                              (Registrant)





Date:  October 29, 1997          /s/Michael J. Jandernoa
      --------------------      ------------------------------------------
                                 Michael J. Jandernoa
                                 Chairman of the Board and
                                  Chief Executive Officer





Date:  October 29, 1997          /s/Thomas J. Ross
      --------------------      --------------------------------------------
                                 Thomas J. Ross
                                 Vice President-Finance,
                                  Principal Accounting and Financial Officer