Form 10-Q/A
period 1997-09-30
PERRIGO CO
filed 1998-02-02
CIK 820096

================================================================================

                          UNITED STATES OF AMERICA
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549
                                 FORM 10-Q/A

                                  ---------

                   AMENDMENT TO FORM 10-Q QUARTERLY REPORT

             FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1997
                                             --------------------





                       COMMISSION FILE NUMBER 0-19725

                               PERRIGO COMPANY
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


           MICHIGAN                                         38-2799573
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

       117 WATER STREET
       ALLEGAN, MICHIGAN                                        49010
  --------------------------                             -------------------
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

                                 YES  X   NO
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         OUTSTANDING AT
CLASS OF COMMON STOCK                                    OCTOBER 6, 1997
---------------------                                   -----------------
     Without par                                        76,244,928 SHARES


================================================================================

     The purpose of this amendment is to file an amended financial data schedule to correct an error in the financial data schedule filed on October 29, 1997 with the Form 10-Q for the quarterly period ended September 30, 1997.



Exhibit                                           Method of
Number   Description                               Filing
-------  -----------                               ------
27       Amended Financial Data Schedule          Filed with this
                                                  Form 10-Q/A

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    PERRIGO COMPANY
                                      ------------------------------------------
                                                     (Registrant)






Date:  February 2, 1998               /s/ Michael J. Jandernoa
      -------------------------       ------------------------------------------
                                      Michael J. Jandernoa
                                      Chairman of the Board and
                                       Chief Executive Officer






Date:  February 2, 1998               /s/Thomas J. Ross
      -------------------------       ------------------------------------------
                                      Thomas J. Ross
                                      Vice President-Finance,
                                      Principal Accounting and Financial Officer