Form 10-Q
period 1997-12-31
PERRIGO CO
filed 1998-02-04
CIK 820096

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

               FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1997

                                     OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-19725

                               PERRIGO COMPANY
            ----------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            MICHIGAN                                    38-2799573
-------------------------------                    -------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

       117 WATER STREET
       ALLEGAN, MICHIGAN                                   49010
    -----------------------                          ----------------
     (ADDRESS OF PRINCIPAL                               (ZIP CODE)
      EXECUTIVE OFFICES)


                               (616) 673-8451
             --------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               NOT APPLICABLE
             --------------------------------------------------
            (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                        IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      OUTSTANDING AT
CLASS OF COMMON STOCK                                JANUARY 16, 1998
---------------------                                -----------------
     WITHOUT PAR                                     74,630,856 SHARES


================================================================================

                               PERRIGO COMPANY

                                  FORM 10-Q

                                    INDEX



                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                             NUMBER
------------------------------                                             ------
Item 1. Financial Statements (Unaudited)

        Condensed consolidated statements of income--Three months
        and six months ended December 31, 1997 and 1996                     3

        Condensed consolidated balance sheets--December 31, 1997
        and June 30, 1997                                                   4

        Condensed consolidated statements of cash flows--
        Six months ended December 31, 1997 and 1996                         5

        Notes to condensed consolidated financial statements--
        December 31, 1997                                                   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           9


PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders                 13

Item 6. Exhibits and Reports on Form 8-K                                    14


SIGNATURES                                                                  16
----------

                               PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    DECEMBER 31,                 DECEMBER 31,
                                                1997           1996          1997           1996
                                                ----           ----          ----           ----
Net sales                                     $240,738       $221,665      $464,511       $433,839
Cost of sales                                  174,447        159,017       338,754        315,897
                                              --------       --------      --------       --------
Gross profit                                    66,291         62,648       125,757        117,942
                                              --------       --------      --------       --------

Operating expenses
   Distribution                                  7,824          7,091        15,491         14,131
   Research and development                      2,999          3,671         5,941          6,939
   Selling and administrative                   29,804         26,998        55,493         51,645
   Restructuring and redesign                      119          1,373           483          2,362
   Unusual litigation                            2,053          1,516         3,735          3,296
                                              --------       --------      --------       --------
                                                42,799         40,649        81,143         78,373
                                              --------       --------      --------       --------

Operating income                                23,492         21,999        44,614         39,569
Interest and other expense                         737            388         1,064          1,071
                                              --------       --------      --------       --------

Income before income taxes                      22,755         21,611        43,550         38,498
Income taxes                                     8,310          7,920        15,900         14,090
                                              --------       --------      --------       --------

Net income                                    $ 14,445       $ 13,691      $ 27,650       $ 24,408
                                              ========       ========      ========       ========

Basic earnings per share                      $   0.19       $   0.18      $   0.37       $   0.32
                                              ========       ========      ========       ========

Diluted earnings per share                    $   0.19       $   0.18      $   0.36       $   0.32
                                              ========       ========      ========       ========








    See accompanying notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                 December 31,   June 30,
                                                                    1997          1997
                                                                 -----------   ---------
            ASSETS                                               (Unaudited)
Current assets
   Cash and cash equivalents                                      $   2,185    $ 14,356
   Accounts receivable, net of allowances of $3,382 and
      $3,026, respectively                                          119,047      93,367
   Inventories                                                      182,730     161,473
   Prepaid expenses and other current assets                         16,254      13,182
                                                                 -----------   ---------
          Total current assets                                      320,216     282,378

Property and equipment                                              401,633     358,913
   Less accumulated depreciation                                    140,190     123,053
                                                                 -----------   ---------
                                                                    261,443     235,860

Goodwill, net of accumulated amortization of $13,663 and
   $12,467, respectively                                             48,870      40,834
Other                                                                10,688       9,305
                                                                 -----------   ---------
                                                                  $ 641,217    $568,377
                                                                 ===========   =========


          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                               $  73,997    $ 63,846
   Payrolls and related taxes                                        13,691      17,219
   Accrued expenses                                                  34,025      29,932
   Income taxes                                                       3,419       1,450
   Current installments on long-term debt                             3,062         300
                                                                 -----------   ---------
          Total current liabilities                                 128,194     112,747

Deferred income taxes                                                30,599      28,215
Long-term debt, less current installments                            58,282       1,540

Minority interest                                                       113        -

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
      none issued                                                      -           -
   Common stock, without par value, 200,000 shares authorized,
     74,628 and 76,516 issued, respectively                         116,382     145,779
   Cumulative translation adjustment                                    (99)       -
   Retained earnings                                                307,746     280,096
                                                                 -----------   ---------
          Total shareholders' equity                                424,029     425,875
                                                                 -----------   ---------
                                                                  $ 641,217    $568,377
                                                                 ===========   =========


    See accompanying notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                SIX MONTHS ENDED DECEMBER 31,
                                                                     1997           1996
                                                                     ----           ----
Cash Flows From (For) Operating Activities:
  Net income                                                       $ 27,650       $ 24,408
  Depreciation and amortization                                      14,835         14,449
                                                                   --------       --------
                                                                     42,485         38,857


  Accounts receivable                                               (22,190)       (15,608)
  Inventories                                                       (18,828)        (7,203)
  Accounts payable                                                    6,970         19,035
  Other                                                               3,425          9,466
                                                                   --------       --------
     Net cash from operating activities, net of
     amounts acquired from business acquisitions                     11,862         44,547
                                                                   --------       --------

Cash Flows For Investing Activities:
  Additions to property and equipment                               (32,986)        (7,002)
  Business acquisitions, net of cash acquired                       (15,827)             -
  Other                                                                (930)          (268)
                                                                   --------       --------
     Net cash for investing activities                              (49,743)        (7,270)
                                                                   --------       --------

Cash Flows From (For) Financing Activities:
  Borrowings of long-term debt                                       55,107              -
  Repayments of long-term debt                                            -        (37,300)
  Issuance of common stock                                              478            175
  Repurchase of common stock                                        (29,875)             -
                                                                   --------       --------
     Net cash from (for) financing activities                        25,710        (37,125)
                                                                   --------       --------

Net (Decrease) Increase in Cash                                     (12,171)           152


Cash and Cash Equivalents, at Beginning of Period                    14,356            176
                                                                   --------       --------
Cash and Cash Equivalents, at End of Period                        $  2,185       $    328
                                                                   ========       ========


Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                    $    882       $  1,241
  Income taxes paid                                                $ 14,392       $ 12,071



   See accompanying notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

NOTE A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

     Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet date. Income and expense items are translated at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in the exchange rates are recorded as a component of shareholders' equity. Gains and losses resulting from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

NOTE B - INVENTORIES

     The components of inventory consist of the following:


                                     December 31,      June 30,
                                         1997            1997
                                         ----            ----
                                             (in thousands)
               Finished goods       $86,396              $77,953
               Work in process       60,638               53,291
               Raw materials         35,696               30,229
                                   --------              --------
                                   $182,730              $161,473
                                   ========              ========


NOTE C - RESTRUCTURING COSTS

     For the six months ended December 31, 1997, the condensed consolidated statement of income includes $483 of restructuring costs expensed as incurred related primarily to business process redesign. In addition, $135 of costs were paid, primarily related to severance and employee benefit costs that had been accrued in a previous period. As of December 31, 1997, $684 remains in accrued liabilities.

NOTE D - COMMITMENTS AND CONTINGENCIES

     For the six months ended December 31, 1997, the condensed consolidated statement of income includes $3,735 of unusual litigation costs related to a purported class action and other legal matters as described in the Company's annual report on Form 10-K for the year ended June 30, 1997. The Company believes the actions and claims are without merit or are covered by insurance and continues to vigorously defend against these actions.

NOTE E - EARNINGS PER SHARE

     In February, 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." The Statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The Statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the numerators and denominators used in the calculations.
The Statement is effective for financial statements issued for periods after December 15, 1997, including interim periods.

     A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculations follows:


                                          3 months ended      6 months ended
                                            December 31,        December 31,
Numerator:                                  1997    1996       1997    1996
                                          -------  -------  -------  -------
    Net income used for both "basic"
     and "diluted" EPS calculation        $14,445  $13,691  $27,650  $24,408
                                          =======  =======  =======  =======

    Denominator:
    Weighted average shares outstanding
     for the period - used for "basic"
     EPS calculation                       75,573   76,526   75,333   76,481
    Weighted average options outstanding
     for the period                         1,205      689    1,181      719
                                          -------  -------  -------  -------
    Weighted average shares outstanding
     for the period - used for "diluted"
     EPS calculation                       76,778   77,215   76,514   77,200
                                          =======  =======  =======  =======


     Earnings per share for the three month and six month periods ended December 31, 1996 have been restated to conform to SFAS No. 128.

NOTE F - NEW ACCOUNTING STANDARDS

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

     Both of these new standards are effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect results of operations and financial position, but may have an impact on future financial statement disclosures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
---------------------------------------------

     The Company's net sales increased by $19,073 or 8.6% to $240,738 for the second quarter of fiscal year 1998, from $221,665 during the same period in fiscal year 1997. The increase was primarily due to new product sales and increases in unit sales to existing customers of analgesics, vitamins, nutritional drinks and hair care products. New products included an analgesic comparable to the brand Aleve(R) and "super vitamins" that contain more vitamins and minerals than the comparable national brands.

     Gross profit increased $3,643 or 5.8% for the second quarter of fiscal year 1998 compared to the same period in fiscal year 1997. The gross profit percentage for the second quarter of fiscal year 1998 was 27.5% compared to 28.3% for the same period in fiscal year 1997. The decrease in gross profit percentage was primarily due to increases in sales of lower margin personal care and vitamin products, competitive pricing pressures and outsourcing costs incurred to meet customer needs.

     Operating expenses increased $2,150 or 5.3% for the second quarter of fiscal year 1998 compared to the same period in fiscal year 1997. Operating expenses as a percentage of net sales were 17.8% for the second quarter of fiscal year 1998 compared to 18.3% for the second quarter of fiscal year 1997. Operating expenses consist of distribution, research and development, selling and administration, restructuring and redesign and unusual litigation costs. Excluding restructuring and redesign and unusual litigation costs, operating expenses were 16.9% of net sales for the second quarter of fiscal year 1998 compared to 17.0% of net sales for the same period in fiscal year 1997. Distribution expenses increased $733 or 10.3% from the second quarter of fiscal year 1997 primarily due to increased shipment volume and higher warehouse costs incurred in support of customers' delivery requirements. Distribution expense as a percentage of net sales was 3.3% for the second quarter of fiscal year 1998, compared to 3.2% for the second quarter of fiscal year 1997. Research and development expenses decreased $672 or 18.3% from the second quarter of fiscal year 1997 primarily due to the timing of expenses related to the development of new products which are approved through the FDA's Abbreviated New Drug Application (ANDA) process. Research and development expenses for fiscal year 1998 are expected to be higher than the fiscal year 1997 expenses. Research and development expense as a percentage of net sales was 1.2% for the second quarter of fiscal year 1998 compared to 1.7% for the second quarter of fiscal year 1997. Selling and administrative expenses increased $2,806 or 10.4% from the second quarter of fiscal year 1997 primarily due to the higher sales volume. Selling and administrative expense as a percentage of net sales was 12.4% for the second quarter of fiscal year 1998 compared to 12.2% for the second quarter of fiscal year 1997. Restructuring and redesign and unusual litigation costs decreased $717 or 24.8% from the second quarter of fiscal year 1997. See Notes C and D to the condensed consolidated financial statements.

     Interest expense increased to $536 for the second quarter of fiscal year 1997 from $388 for the same period in fiscal year 1998 due to higher borrowing levels. Other expense increased $201 from the same period in fiscal year 1997.

     The effective income tax rate was 36.5% for the second quarter of fiscal year 1998 compared to 36.6% for the second quarter of fiscal year 1997.

SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
-------------------------------------------

     The Company's net sales increased by $30,672 or 7.1% to $464,511 for the first six months of fiscal year 1998, from $433,839 during the same period in fiscal year 1997. The increase was primarily due to new product sales and increases in unit sales to existing customers of vitamins, analgesics, antacids, hair care products and nutritional drinks. New products included an analgesic comparable to the brand Aleve(R) and "super vitamins" that contain more vitamins and minerals than the comparable national brands.

     Gross profit increased $7,815 or 6.6% for the first six months of fiscal year 1998 compared to the same period in fiscal year 1997. The gross profit percentage for the first six months of fiscal year 1998 was 27.1% compared to 27.2% for the same period in fiscal year 1997.

     Operating expenses increased $2,770 or 3.5% for the first six months of fiscal year 1998 compared to the same period in fiscal year 1997. Operating expenses as a percentage of net sales were 17.5% for the first six months of fiscal year 1998 compared to 18.1% for the same period of fiscal year 1997. Operating expenses consist of distribution, research and development, selling and administration, restructuring and redesign and unusual litigation costs. Excluding restructuring and redesign and unusual litigation costs, operating expenses were 16.6% of net sales for the first six months of fiscal year 1998 compared to 16.8% of net sales for the same period in fiscal year 1997. Distribution expenses increased $1,360 or 9.6% from the first six months of fiscal year 1997 primarily due to increased shipment volume and higher warehouse costs incurred in support of customers' delivery requirements. Distribution expense as a percentage of net sales was 3.3% for the first six months of fiscal year 1998, compared to 3.3% for the same period of fiscal year 1997. Research and development expenses decreased $998 or 14.4% from the first six months of fiscal year 1997 primarily due to the timing of expenses related to the development of new products which are approved through the FDA's ANDA process. Research and development expenses for fiscal year 1998 are expected to be higher than the fiscal year 1997 expenses. Research and development expense as a percentage of net sales was 1.3% for the first six months of fiscal year 1998 compared to 1.6% for the same period of fiscal year 1997. Selling and administrative expenses increased $3,848 or 7.5% from the first six months of fiscal year 1997 primarily due to the higher sales volume. Selling and administrative expense as a percentage of net sales was 11.9% for the first six months of fiscal years 1998 and 1997. Restructuring and redesign and unusual litigation costs decreased $1,440 or 25.5% from the first six months of fiscal year 1997. See Notes C and D to the condensed consolidated financial statements.

     Interest expense decreased from $1,071 for the first six months of fiscal year 1997 to $561 for the same period in fiscal year 1998 due to lower borrowing levels. Other expense increased $201 from the same period in fiscal year 1997.

     The effective income tax rate was 36.5% for the first six months of fiscal year 1998 compared to 36.6% for the same period of fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal year 1998, working capital net of the effect of the business acquisition described below increased $18,325 and cash flow from operating activities was $11,862. Changes in working capital are net of the effect of the business acquisition described below. Accounts receivable increased $22,190 due to increased sales and the timing of cash receipts, inventories increased $18,828 in order to support increased sales volume, and accounts payable increased $6,970 due to materials and component purchases related to production increases.

     The Company's capital expenditures for facilities and equipment were $32,986 for the six months ended December 31, 1997. In order to support the business process redesign effort and ongoing growth in sales, the Company is investing in a number of projects. Planned capital expenditures will require approximately $70,000 during fiscal year 1998, principally for construction of two new distribution facilities, expansion of manufacturing facilities for nutritional products, and capital costs related to an integrated software package that was purchased in fiscal year 1997 which is expected to be installed in early fiscal year 1999. The Company plans to finance capital expenditures with cash flows from operations and, if required, additional borrowings on its existing line of credit.

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

     During the first six months of fiscal year 1998, the Company purchased 2,091 shares of common stock for $29,875 under its common stock repurchase program. The common stock was retired.

YEAR 2000 COMPLIANCE
--------------------

     The Company, in 1996, began implementation of a new integrated software package which is expected to replace a significant portion of its current system in early fiscal year 1999. The Company performed a review of its current computer-based systems and the new integrated system in order to determine modifications needed to the systems for the Year 2000. Based on this review, the Company does not expect the costs of systems modifications to be material to the Company and currently anticipates that the modifications will be completed prior to the year 2000. The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. In addition, the Company has initiated procedures to identify key suppliers and customers with potential Year 2000 issues. Currently, the Company does not have substantive information concerning the compliance status of its suppliers and customers.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS
-------------------------------------------------------------------------

     In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, please see Perrigo Company's Form 10-K for the fiscal year ended June 30, 1997, under the heading "Safe Harbor For Forward-Looking Statements," for a discussion of certain important factors as they relate to forward-looking statements contained in this quarterly report.

PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     At the Company's Annual Stockholders' Meeting held on November 6, 1997, the Company's stockholders voted on the following matters:

1.   Election of three directors of the Company;
2.   Approval of Amendment to the Company's Employee Incentive Stock Option
     Plan;
3. Approval of Amendment to the Company's Non-Qualified Stock Option Plan for Directors;
4.   The ratification of selection of independent accountants; and
5.   Such other business as may properly come before the meeting.

     The tabulation of votes provided by the Inspector of Election was as follows:


               Proposal                 Voting Tabulation
               --------                 -----------------

1. Election of Directors
   ---------------------
      Nominee                     For         Withhold/Against
      -------                     ---         ----------------
   F. Folsom Bell              70,890,844         203,534
   Christopher J. Coughlin     70,687,792         406,586
   Richard G. Hansen           70,936,387         157,991

   Other Directors Whose Term
   of Office Continues
   -------------------
   Peter R. Formanek
   Larry D. Fredricks
   L. R. Jalenak, Jr.
   Michael J. Jandernoa
   John W. Spoelhof
   Mary Alice Taylor
                                                                      Delivered
                                     For        Against    Abstain    Not Voted
                                     ---        -------    -------    ---------
2. Approval of Amendment to the
   Company's Employee Incentive
   Stock Option Plan              66,358,652   3,455,102   158,317    1,122,307
   ----------------------------

3. Approval of Amendment to the
   Company's Non-Qualified Stock
   Option Plan for Directors      68,220,278   2,676,352   197,748
   -----------------------------

4. Ratification of Selection of
   BDO Seidman, L. L. P.          70,832,238     137,468   124,672
   ---------------------

Item  6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:


          Exhibit Number   Description
          --------------   -----------
          3(a)             Amended and Restated Articles of Incorporation of
                           Registrant, incorporated by reference from Amendment
                           No. 2 to Registration Statement No. 33-43834 filed by
                           the Registrant on September 23, 1993.

          3(b) Restated Bylaws of Registrant, dated April 10, 1996, incorporated by reference from the Registrant's
                           Form 8-K filed on April 10, 1996.

          4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996.

         10(a)             Credit Agreement, dated June 30, 1996, between the
                           Registrant and NBD Bank, N.W., Sanwa Bank, Comerica
                           Bank-Detroit, PNC Bank, Westdeutsche Landesbank
                           Girozentrale and Old Kent Bank and Trust Company, incorporated by reference from the Registrant's 1996
                           Form 10-K filed on September 25, 1996.

         10(b)             Registrant's Management Incentive Plan,
                           incorporated by reference from Registration
                           Statement No. 33-69324 filed by the Registrant on September 23, 1993.

         10(c)             Registrant's 1988 Employee Incentive Stock Option
                           Plan as amended, incorporated by reference to Exhibit A of the Registrant's 1995 proxy statement.

         10(d) Registrant's 1989 Non-Qualified Stock Option Plan for Directors, incorporated by reference from the Registration Statement No. 33-43834 filed by the
                           Registrant on November 8, 1991.

          27               Financial Data Schedule

     (b) The Company filed the following report on Form 8-K during the three months ended December 31, 1997.

          November 6, 1997:

               Perrigo Company announced at its Annual Shareholders' Meeting that Christopher J. Coughlin was elected by shareholders to the Board of Directors for a three-year term expiring November, 2000. With the appointment of Mr. Coughlin and the retirement of William C. Swaney, Board membership continues to consist of nine directors.

               Mr. Coughlin has been President of Nabisco International, the international manufacturing and marketing unit of Nabisco, Inc., since February, 1997 and served as Executive Vice President and Chief Financial Officer of Nabisco from April, 1996 to February, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         PERRIGO COMPANY
                                     ----------------------
                                          (Registrant)





Date: February 4, 1998               /s/ Michael J. Jandernoa
     ------------------              --------------------------------
                                     Michael J. Jandernoa
                                     Chairman of the Board and Chief
                                      Executive Officer






Date: February 4, 1998               /s/ Thomas J. Ross
     ------------------              --------------------------------
                                     Thomas J. Ross
                                     Vice President Finance -
                                      Principal Accounting and Financial Officer