Form 10-Q
period 1998-03-31
PERRIGO CO
filed 1998-05-01
CIK 820096

================================================================================

                          UNITED STATES OF AMERICA
                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549
                                  FORM 10-Q

                           ------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to _____

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

                                 YES    X   NO
                                    -------   -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
Class of Common Stock                                    April 27, 1998
---------------------                                   -----------------
     without par                                         74,641,756 shares


================================================================================

                               PERRIGO COMPANY

                                  FORM 10-Q

                                      INDEX



                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated statements of income--Three months
        and nine months ended March 31, 1998 and 1997                         3

        Condensed consolidated balance sheets--March 31, 1998
        and June 30, 1997                                                     4

        Condensed consolidated statements of cash flows--
        Nine months ended March 31, 1998 and 1997                             5

        Notes to condensed consolidated financial statements--
        March 31, 1998                                                        6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9


PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K                                      13


SIGNATURES                                                                    14
----------

                               PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            MARCH 31,                           MARCH 31,
                                                        1998           1997              1998              1997
                                                    ----------      ----------        ----------        ----------
Net sales                                           $  223,676      $  214,580        $  688,187        $  648,419
Cost of sales                                          167,468         156,660           506,222           472,557
                                                    ----------      ----------        ----------        ----------
Gross profit                                            56,208          57,920           181,965           175,862
                                                    ----------      ----------        ----------        ----------

Operating expenses
  Distribution                                           8,156           7,354            23,647            21,485
  Research and development                               3,402           3,078             9,343            10,017
  Selling and administrative                            26,906          25,196            82,399            76,841
  Restructuring and redesign                               110           2,215               593             4,577
  Unusual litigation                                     1,620           1,503             5,355             4,799
                                                    ----------      ----------        ----------        ----------
                                                        40,194          39,346           121,337           117,719
                                                    ----------      ----------        ----------        ----------
Operating income                                        16,014          18,574            60,628            58,143
Interest and other expense                                 688             374             1,752             1,445
                                                    ----------      ----------        ----------        ----------

Income before income taxes                              15,326          18,200            58,876            56,698
Income taxes                                             5,851           6,600            21,751            20,690
                                                    ----------      ----------        ----------        ----------

Net income                                          $    9,475      $   11,600        $   37,125        $   36,008
                                                    ==========      ==========        ==========        ==========

Basic earnings per share                            $     0.13      $     0.15        $     0.50        $     0.47
                                                    ==========      ==========        ==========        ==========

Diluted earnings per share                          $     0.13      $     0.15        $     0.49        $     0.47
                                                    ==========      ==========        ==========        ==========


    See accompanying notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                     MARCH 31,             JUNE 30,
                                                                       1998                  1997
                                                                    -----------         -----------
     ASSETS                                                         (Unaudited)
Current assets
 Cash and cash equivalents                                          $     2,136         $    14,356
 Accounts receivable, net of allowances of $3,556 and
  $3,026, respectively                                                  103,758              93,367
 Inventories                                                            196,940             161,473
 Prepaid expenses and other current assets                               14,726              13,182
                                                                    -----------          ----------
      Total current assets                                              317,560             282,378
Property and equipment                                                  417,616             358,913
 Less accumulated depreciation                                          146,829             123,053
                                                                    -----------          ----------
                                                                        270,787             235,860
Goodwill, net of accumulated amortization of $15,522 and
 $12,467, respectively                                                   48,927              40,834
Other                                                                    13,015               9,305
                                                                    -----------          ----------
                                                                    $   650,289         $   568,377
                                                                    ===========         ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                   $    73,984         $    63,846
 Payrolls and related taxes                                              14,791              17,219
 Accrued expenses                                                        28,860              29,932
 Income taxes                                                             5,089               1,450
 Current installments on long-term debt                                   5,235                 300
                                                                    -----------          ----------
      Total current liabilities                                         127,959             112,747

Deferred income taxes                                                    29,209              28,215
Long-term debt, less current installments                                59,551               1,540

Minority interest                                                           269                   -

Shareholders' equity
 Preferred stock, without par value, 10,000 shares
  authorized, none issued                                                     -                   -
 Common stock, without par value, 200,000 shares
  authorized, 74,642 and 76,516 issued, respectively                    116,080             145,779
 Retained earnings                                                      317,221             280,096
                                                                    -----------          ----------
      Total shareholders' equity                                        433,301             425,875
                                                                    -----------          ----------
                                                                    $   650,289         $   568,377
                                                                    ===========         ===========


    See accompanying notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)



                                                                       NINE MONTHS ENDED MARCH 31,
                                                                         1998                1997
                                                                       --------            --------
Cash Flows From (For) Operating Activities:
 Net income                                                         $    37,125         $    36,008
 Depreciation and amortization                                           22,497              21,698
                                                                    -----------         -----------
                                                                         59,622              57,706

 Accounts receivable                                                     (7,075)             (7,643)
 Inventories                                                            (33,038)             (5,566)
 Accounts payable                                                         8,863              10,877
 Other                                                                   (1,610)             11,734
                                                                    -----------         -----------
     Net cash from operating activities, net of
     amounts acquired from business acquisitions                         26,762              67,108
                                                                    -----------         -----------

Cash Flows For Investing Activities:
 Additions to property and equipment                                    (49,007)            (13,066)
 Business acquisitions, net of cash acquired                            (15,827)                  -
 Other                                                                   (2,877)               (506)
                                                                    -----------         -----------
     Net cash for investing activities                                  (67,711)            (13,572)
                                                                    -----------         -----------

Cash Flows From (For) Financing Activities:
 Borrowings of long-term debt                                            58,428                   -
 Repayments of long-term debt                                                 -             (47,300)
 Issuance of common stock                                                   496                 201
 Repurchase of common stock                                             (30,195)                  -
                                                                    -----------         -----------
     Net cash from (for) financing activities                            28,729             (47,099)
                                                                    -----------         -----------

Net (Decrease) Increase in Cash                                         (12,220)              6,437

Cash and Cash Equivalents, at Beginning of Period                        14,356                 176
                                                                    -----------         -----------
Cash and Cash Equivalents, at End of Period                         $     2,136         $     6,613
                                                                    ===========         ===========

Supplemental Disclosures of Cash Flow Information:
 Interest paid                                                      $     1,966         $     1,367
 Income taxes paid                                                  $    18,603         $    17,624

   See accompanying  notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

NOTE A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

     Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet date. Income and expense items are translated at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in the exchange rates are recorded in the income statement. Gains and losses resulting from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

NOTE B - INVENTORIES

     The components of inventory consist of the following:


                                     March 31,        June 30,
                                       1998             1997
                                       ----             ----
                                           (in thousands)

                 Finished goods        $90,957          $77,953
                 Work in process        69,097           53,291
                 Raw materials          36,886           30,229
                                       -------          -------

                                      $196,940         $161,473
                                      ========         ========


NOTE C - RESTRUCTURING AND REDESIGN COSTS

     For the nine months ended March 31, 1998, the condensed consolidated statement of income includes $593 of restructuring and redesign costs expensed as incurred related primarily to business process redesign. In addition, $175 of costs were paid, primarily related to severance and employee benefit costs that had been accrued in a previous period. As of March 31, 1998, $644 remains in accrued liabilities.

NOTE D - COMMITMENTS AND CONTINGENCIES

     For the nine months ended March 31, 1998, the condensed consolidated statement of income includes $5,355 of unusual litigation costs related to a purported class action and other legal matters as described in the Company's annual report on Form 10-K for the year ended June 30, 1997. The Company believes the actions and claims are without merit or are covered by insurance and continues to vigorously defend against these actions.

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

     A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculations follows:


                                               3 months ended                 9 months ended
                                                   March 31,                     March 31,
                                               1998          1997           1998           1997
                                              -----         ------         ------         ------
Numerator:
Net income used for both "basic"
 and "diluted" EPS calculation               $9,475        $11,600        $37,125        $36,008
                                            =======        =======        =======        =======

Denominator:
Weighted average shares outstanding
 for the period - used for "basic"
 EPS calculation                             74,622         76,549         74,960         76,409
Dilutive effect of stock options                699            816            982            746
                                            -------        -------        -------        -------
Weighted average shares outstanding
 for the period - used for "diluted"
 EPS calculation                             75,321         77,365         75,942         77,155
                                            =======        =======        =======        =======


     Earnings per share for the three month and nine month periods ended March 31, 1997 have been restated to conform to SFAS No. 128.

NOTE F - NEW ACCOUNTING STANDARDS

     In June, 1997, the FASB issued two new disclosure standards, as follows:

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     The Company's net sales increased by $9,096 or 4.2% to $223,676 for the third quarter of fiscal year 1998, from $214,580 during the same period in fiscal year 1997. The increase was primarily due to an increase in unit sales to existing customers of vitamins and an increase in international sales, partially offset by a decrease in analgesic and cough and cold products.

     Gross profit decreased $1,712 or 3.0% for the third quarter of fiscal year 1998 compared to the same period in fiscal year 1997. The gross profit percentage for the third quarter of fiscal year 1998 was 25.1 % compared to 27.0% for the same period in fiscal year 1997. The decrease in gross profit percentage was primarily due to increases in sales of lower margin personal care and vitamin products, competitive pricing pressures and outsourcing costs incurred to meet customer needs.

     Operating expenses increased $848 or 2.2% for the third quarter of fiscal year 1998 compared to the same period in fiscal year 1997. Operating expenses as a percentage of net sales were 17.9% for the third quarter of fiscal year 1998 compared to 18.3% for the third quarter of fiscal year 1997. Operating expenses consist of distribution, research and development, selling and administration, restructuring and redesign and unusual litigation costs. Excluding restructuring and redesign and unusual litigation costs, operating expenses were 17.2% of net sales for the third quarter of fiscal year 1998 compared to 16.6% of net sales for the same period in fiscal year 1997. Distribution expenses increased $802 or 10.9% from the third quarter of fiscal year 1997 primarily due to increased shipment volume and higher warehouse costs incurred in support of customers' delivery requirements. Distribution expense as a percentage of net sales was 3.6% for the third quarter of fiscal year 1998, compared to 3.4% for the third quarter of fiscal year 1997. Research and development expenses increased $324 or 10.5% from the third quarter of fiscal year 1997 primarily due to the timing of expenses related to the development of new products which are approved through the FDA's Abbreviated New Drug Application (ANDA) process. Research and development expenses for fiscal year 1998 are expected to be higher than the fiscal year 1997 expenses. Research and development expense as a percentage of net sales was 1.5% for the third quarter of fiscal year 1998 compared to 1.4% for the third quarter of fiscal year 1997. Selling and administrative expenses increased $1,710 or 6.8% from the third quarter of fiscal year 1997. The increase was primarily due to costs incurred to support the higher sales volume and was offset by a reduction in incentive compensation expense and a reduction in business taxes due to a tax ruling that favors the Company. Without the benefit of these lower expenses, selling and administrative expenses would have exceeded 13.0% for the quarter. Selling and administrative expense as a percentage of net sales was 12.0% for the third quarter of fiscal year 1998 compared to 11.7% for the third quarter of fiscal year 1997. Restructuring and redesign and unusual litigation costs decreased $1,988 or 53.5% from the third quarter of fiscal year 1997. Fiscal year 1997 restructuring expenses were higher primarily due to the expenses related to the closing of the Company's truck fleet operations in the third quarter. See Notes C and D to the condensed consolidated financial statements.

     Interest expense increased to $762 for the third quarter of fiscal year 1998 from $374 for the same period in fiscal year 1997 due to higher borrowing levels. Other income was $74 for the third quarter of fiscal year 1998 versus $0 for the same period of fiscal year 1997.

     The effective income tax rate was 38.2% for the third quarter of fiscal year 1998 compared to 36.3% for the third quarter of fiscal year 1997. The increase was primarily due to foreign income taxes.

NINE MONTHS ENDED MARCH 31, 1998 AND 1997

     The Company's net sales increased by $39,768 or 6.1% to $688,187 for the first nine months of fiscal year 1998, from $648,419 during the same period in fiscal year 1997. The increase was primarily due to increases in unit sales to existing customers of vitamins, antacids, hair care products and nutritional drinks and an increase in international sales.

     Gross profit increased $6,103 or 3.5% for the first nine months of fiscal year 1998 compared to the same period in fiscal year 1997. The gross profit percentage for the first nine months of fiscal year 1998 was 26.4% compared to 27.1% for the same period in fiscal year 1997. The decrease in gross profit percentage was primarily due to increases in sales of lower margin personal care and vitamin products, competitive pricing pressures and outsourcing costs incurred to meet customer needs.

     Operating expenses increased $3,618 or 3.1% for the first nine months of fiscal year 1998 compared to the same period in fiscal year 1997. Operating expenses as a percentage of net sales were 17.6% for the first nine months of fiscal year 1998 compared to 18.2% for the same period of fiscal year 1997. Excluding restructuring and redesign and unusual litigation costs, operating expenses were 16.8% of net sales for the first nine months of fiscal year 1998 compared to 16.7% of net sales for the same period in fiscal year 1997. Distribution expenses increased $2,162 or 10.1% from the first nine months of fiscal year 1997 primarily due to increased shipment volume and higher warehouse costs incurred in support of customers' delivery requirements. Distribution expense as a percentage of net sales was 3.4% for the first nine months of fiscal year 1998, compared to 3.3% for the same period of fiscal year 1997. Research and development expenses decreased $674 or 6.7% from the first nine months of fiscal year 1997 primarily due to the timing of expenses related to the development of new products which are approved through the FDA's ANDA process. As noted earlier, research and development expenses for fiscal year 1998 are expected to be higher than the fiscal year 1997 expenses. Research and development expense as a percentage of net sales was 1.4% for the first nine months of fiscal year 1998 compared to 1.5% for the same period of fiscal year 1997. Selling and administrative expenses increased $5,558 or 7.2% from the first nine months of fiscal year 1997 primarily due to the higher sales volume. Selling and administrative expense as a percentage of net sales was 12.0% for the first nine months of fiscal years 1998 compared to 11.9% for the same period of fiscal year 1997. Restructuring and redesign and unusual litigation costs decreased $3,428 or 36.6% from the first nine months of fiscal year 1997. Fiscal year 1997 restructuring expenses were higher primarily due to the expenses related to the closing of the Company's truck fleet operations in the third quarter. See Notes C and D to the condensed consolidated financial statements.

     Interest expense decreased to $1,434 for the first nine months of fiscal year 1998 from $1,445 for the same period in fiscal year 1997. Other expense was $318 for the nine months of fiscal year 1998 versus $0 for the same period of fiscal year 1997.

     The effective income tax rate was 36.9% for the first nine months of fiscal year 1998 compared to 36.5% for the same period of fiscal year 1997. The increase was primarily due to foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal year 1998, working capital net of the effect of the business acquisition described below increased $18,076 and cash flow from operating activities was $26,762. Changes in working capital are net of the effect of the business acquisition described below. Accounts receivable increased $7,075 due to increased sales and the timing of cash receipts, inventories increased $33,038 due partially to lower than anticipated sales in the cough and cold and analgesics product categories, and accounts payable increased $8,863 due to materials and component purchases related to production increases.

     The Company's capital expenditures for facilities and equipment were $49,007 for the nine months ended December 31, 1997. In order to support the business process redesign effort and ongoing growth in sales, the Company is investing in a number of projects. Planned capital expenditures will require approximately $65,000 to $70,000 during fiscal year 1998, principally for construction of two new distribution facilities, expansion of manufacturing facilities for nutritional products, and capital costs related to the implementation of an integrated software package that was purchased in fiscal year 1997 which is expected to be installed in early fiscal year 1999. The Company plans to finance capital expenditures with cash flows from operations and, if required, additional borrowings on its existing lines of credit.

     In September 1997, the Company acquired 87.8% of the outstanding shares of Quimica y Farmacia, S.A. de C.V. for approximately $16,000. The purchase was funded by cash generated from operations and cash provided from financing activities. Quimica y Farmacia, S.A. de C.V. is a pharmaceutical manufacturer and distributor located in Mexico. The assets, liabilities, sales and profits of this acquisition, which are not considered material to the Company are included in the consolidated financial statements since the acquisition date.

     During the first nine months of fiscal year 1998, the Company purchased 2,116 shares of common stock for $30,195 under its common stock repurchase program. The common stock was retired.

YEAR 2000 COMPLIANCE

     The Company, in 1996, began the review implementation of a new integrated software package which is expected to replace a significant portion of its current system in early fiscal year 1999. The Company performed a review of its current computer-based systems and the new integrated system in order to determine modifications needed to the systems for the Year 2000. Based on this review, the Company does not expect the costs of systems modifications to be material to the

Company and currently anticipates that the modifications will be completed prior to the year 2000. The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. In addition, the Company has initiated procedures to identify key suppliers and customers with potential Year 2000 issues. Currently, the Company does not have substantive information concerning the compliance status of its suppliers and customers.

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

     27          Financial Data Schedule


(b) The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           PERRIGO COMPANY
                                           ---------------
                                           (Registrant)





Date: May 1, 1998                          /s/Michael J. Jandernoa
                                           -------------------------------
                                           Michael J. Jandernoa
                                           Chairman of the Board and Chief
                                             Executive Officer






Date: May 1, 1998                          /s/Thomas J. Ross
                                           -------------------------------
                                           Thomas J. Ross
                                           Vice President Finance -
                                            Principal Accounting and Financial
                                            Officer