Form 10-K405
period 1998-06-30
PERRIGO CO
filed 1998-10-06
CIK 820096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K 405

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19725

                                 PERRIGO COMPANY
             (Exact name of registrant as specified in its charter)


         Michigan                                       38-2799573
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

       515 Eastern Avenue                                  49010
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 28, 1998 as reported on the NASDAQ National Market System, was approximately $369,729,030. Shares of common stock held by each executive officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of September 28, 1998 the registrant had outstanding 73,221,245 shares of common stock.

      Documents incorporated by reference: Registrant's Proxy Statement for its Annual Meeting on November 5, 1998 is incorporated by reference into Part III.

                                     PART I.

Item 1.           Business of the Company.   (Dollar amounts in thousands)

GENERAL

         Perrigo Company (the "Company"), established in 1887, is the nation's largest manufacturer of store brand over-the-counter ("OTC")(non-prescription) pharmaceutical, personal care and nutritional products. Store brand products are sold under a retailer's own label and compete with nationally advertised brand name products. The Company attributes its leadership position in the store brand market to its comprehensive product assortment and to its commitment to product quality, customer service, retailer marketing support and low cost production.

         The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as Albertson's, CVS, Kmart, Kroger, Target, Wal-Mart, and Walgreens and major wholesalers such as Fleming, McKesson, Super Valu and Topco.

         The Company markets a broad line of products that are comparable in quality and effectiveness to national brand products. These products include over-the-counter pharmaceuticals such as analgesics, cough and cold remedies, antacids, laxatives, feminine hygiene and suppositories; personal care products such as toothpaste, mouthwash, rubbing alcohol, hydrogen peroxide, baby care, skin care, hair care and sun care; and nutritional products such as synthetic and natural vitamins, herbals, nutritional drinks and diet aids. The cost to the customer of a store brand product is significantly lower than that of a nationally advertised brand name product. The customer therefore can price a store brand product below the competing national brand product while still realizing a higher profit margin. Generally, the retailers' dollar profit per unit of store brand product sold is higher than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a quality product at a price below a comparable national brand product.

          To a lesser extent, the Company manufactures and markets its own brand name products under the names Swan(R), Good Sense(R), Daily Source(R), Herbal Source(R), Nature's Glo(TM), KidMed(TM) and Nueva Salud(R). The Company also manufactures products under contract for marketers of national brand products.

         The Company's principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan 49010 and its telephone number is (616) 673-8451. The Company operates primarily through five wholly-owned domestic subsidiaries, L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo Company of Tennessee, Inc. (formerly Cumberland-Swan, Inc.), Perrigo Company of Missouri, Inc. and Perrigo International, Inc.; three wholly-owned foreign subsidiaries, Perrigo de Mexico S.A. de C.V., Nippon Perrigo, K.K. and Perrigo Asia Ltd; and one majority owned foreign subsidiary, Quimica y Farmacia, S.A. de C.V. As used herein, the "Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

SIGNIFICANT DEVELOPMENTS DURING FISCAL YEAR 1998

         On June 29, 1998, the Company announced a major restructuring plan designed to lower costs and improve operating efficiencies and financial performance. The restructuring involves the closing of manufacturing facilities in California and Missouri and the intention to divest the Company's personal care business. The Company recorded a nonrecurring pre-tax charge of $121,966 in the fourth quarter of fiscal year 1998 for the estimated costs associated with the closures, consolidation of manufacturing operations, write-down of assets and other restructuring expenses. The restructuring charge is based on management's current estimate of the fair market value of the assets and business to be sold and is subject to change. See Item 7 for a further discussion of the 1998 restructuring.

         In June 1998 the United States District Court for the Western District of Michigan dismissed, at the close of the plaintiff's case, the action filed by Grow Group, Inc. against the Company and certain of its present and former officers and directors. The plaintiffs have filed an appeal.

         In June 1998 the United States District Court for the Western District of Michigan granted the Company's motion of a summary judgment in a complaint purporting to be a class action lawsuit on behalf of shareholders who purchased Perrigo common stock between May 11, 1993 and May 10, 1994. Subsequent to fiscal year-end 1998 the class action lawsuit was dismissed. Subsequently, the plaintiffs requested that the Court reconsider its previous order dismissing the case. The Court has not yet ruled on plaintiffs' request for reconsideration.

         The Company continued its business process redesign effort, which is expected to result in delivering greater value to customers while lowering costs. As part of the redesign effort, an integrated software package was purchased in the third quarter of fiscal year 1997. This software package - SAP
- is designed to enhance current management reporting and streamline information flow and was installed in September 1998.

         The Company is building distribution centers in Allegan, Michigan and LaVergne, Tennessee to replace multiple leased facilities. The LaVergne distribution center was fully operational in July 1998. The Allegan facility will be fully operational by the end of the second quarter of fiscal year 1999. These state-of-the-art facilities are intended to reduce the Company's overall distribution costs and improve customer service. The LaVergne, Tennessee facility is part of the intended personal care divestiture.

         The Company realized a full year of sales from several new products including an analgesic comparable to the brand product Aleve(R) and "super" vitamin products that contain more vitamins and minerals than comparable national brands. Other significant new product launches included maximum strength non-aspirin allergy/sinus caplets, severe cold pain relief caplets and certain oral hygiene products. In June 1998 the Company began shipping Cimetidine, an antacid product comparable to the national brand Tagamet HB(R). This is a new product for the Company and is manufactured and supplied through a third party agreement.

         The Company continued to invest in research and development with a focus on OTC pharmaceutical products that are switching from "prescription only" to "over-the-counter" status. These products require approval by the United States Food and Drug Administration (the "FDA") through its Abbreviated New Drug Application ("ANDA") process. In November 1997, legislation, known as the Food and Drug Administration's Modernization Act of 1997, was passed by Congress and signed by the President. Also, in fiscal year 1998 the FDA changed its policy regarding market exclusivity for products switching from "prescription only" to "over-the-counter" status. In general, the effect of this legislation and the FDA policy change is to extend in certain instances the exclusivity granted to certain "Rx switch" products. Whereas previously the ANDA process took up to three years, in the future it may take up to four years before the Company will be able to sell these "switch" products. This will have the effect of deferring in certain instances the timing of sales for the Company for these types of products.

         The Company received ANDA approval from the FDA to manufacture a feminine hygiene product that is comparable to the brand Monistat-7(R). The Company received tentative ANDA approval to manufacture a children's ibuprofen oral suspension product comparable to the brand Motrin(R). The Company began distribution of an antacid product comparable to the OTC brand Tagamet HB(R).

         On September 11, 1997, the Company acquired 87.8% of the outstanding shares of Quimica y Farmacia, S.A. de C.V. for approximately $16,000. Quimica y Farmacia, S.A. de C.V. is a pharmaceutical manufacturer and distributor located in Mexico.

BUSINESS STRATEGY

         The Company attributes its sustained leadership position in the store brand market to its implementation of several focused business strategies that reflect the Company's commitment to its customers and employees. The strategy is outlined below. As discussed more fully in Item 7, in June 1998 the Company announced its intention to divest its personal care business. The Company intends to focus its efforts on the significant opportunities that exist in the higher growth, higher margin OTC pharmaceutical and nutritional products.

                     PRODUCT ASSORTMENT AND PRODUCT QUALITY

         The Company offers a comprehensive product assortment in order to fill customers' needs while minimizing their product sourcing costs.

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

         The Company is committed to providing a high-quality product to the customer. All products are developed using ingredients, formulas and processes comparable to those of national brand products. Packaging is designed to make the product visually appealing to the consumer. High quality standards are maintained throughout all phases of production, warehousing and distribution.

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

         The Company's business process redesign effort is focused on managing orders and products. The "manage orders" effort will significantly reduce the time from order taking to delivery. This acceleration is intended to decrease the Company's and the customers' inventory levels and carrying costs, increase inventory turns and improve customer service. The "manage products" effort is intended to increase the effectiveness of the Company's product-related decisions. A streamlined decision-making process will help to ensure that products are brought to market quickly and promoted effectively.

         The Company provides marketing support that is directed at developing customized marketing programs for the customers' store brand products. The primary objective of this store brand management approach is to enable customers to increase sales of their own brand name products by communicating store brand quality and value to the consumer. The Company's marketing personnel assist in the development and introduction of new store brand products and promotion of customers' ongoing store brand products by performing consumer research, providing market information and establishing individualized promotions and marketing programs.

                               LOW COST PRODUCTION

         The Company continually strives to improve its manufacturing capabilities and technology in order to provide the manufacturing flexibility necessary to meet its customers' changing needs and maintain a low cost producer position.

         Productivity and efficiency improvements are encouraged by sharing related cost savings with employees through formalized employee gain-sharing programs that share productivity improvements with employees.

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

         All levels of management are involved in the planning process in an effort to forecast future manufacturing needs with sufficient lead-time to reallocate production resources.

BUSINESS SEGMENT

         The Company operates in one business segment, store brand health and beauty care, and does not maintain specific operating profit or fixed asset information by its three major product categories. Since this information is not available, disclosure of operating segment information by these product categories, utilizing arbitrary allocations, would not be meaningful to investors.

PRODUCTS

         The Company currently markets approximately 1,300 store brand products to approximately 835 customers. The Company includes as separate products multiple sizes, flavors and product forms of certain products. The Company has a leading market share in certain of its products in the store brand market.

         During fiscal year 1998 approximately $66 million of the Company's net sales were attributable to new products added to the Company's product lines within the past two years.

         The Company manufactures and markets certain products under its own brand names Swan(R), Good Sense(R), Daily Source(R), Herbal Source(R), Nature's Glo(R), KidMed(TM) and Nueva Salud(TM). Net sales of these products were approximately 5.0% to 5.7% of the Company's net sales for fiscal years 1998, 1997 and 1996.

         The following table illustrates growth in net sales for the Company's three product lines from fiscal year 1994 through fiscal year 1998. Net sales do not include miscellaneous sales.



                                                                         NET SALES BY PRODUCT LINE
                                                                            YEAR ENDED JUNE 30,
                                                             ----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             --------   --------   --------   --------   -------
         OTC Pharmaceuticals .............................   $536,328   $526,541   $474,551   $450,608   $433,624
         Personal Care ...................................    212,261    206,480    212,234    197,784    175,822
         Nutritional .....................................    151,709    110,408     89,808     66,701     57,024
                                                             --------   --------   --------   --------   --------
                                                             $900,298   $843,429   $776,593   $715,093   $666,470
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

                                                              Illustrative Competing
Company Products                                                  National Brands
----------------                                              ----------------------

                                         OVER-THE-COUNTER PHARMACEUTICALS

Analgesics
----------
Ibuprofen Tablets & Caplets                                   Advil(R), Motrin(R) Tablets & Caplets
Pain Reliever Without Aspirin (Acetaminophen)                 Tylenol(R) Tablets, Caplets, Gelcaps & Geltabs
Children's Non-Aspirin Tablets & Caplets                      Children's Tylenol(R)
Children's Non-Aspirin Elixirs & Suspensions                  Children's Tylenol(R) Elixirs & Suspensions
Children's Non-Aspirin Quick Dissolving Tablets
Non-Aspirin Infant Drops                                      Tylenol(R) Infant Drops
Aspirin                                                       Bayer(R)
Headache Formula                                              Excedrin(R)
Children's Chewable Aspirin                                   Bayer(R) Children's Aspirin
Naproxen Sodium Tablets & Caplets                             Aleve(R)
Pain Reliever & Sleep Aid Tablets, Caplets,                   Tylenol(R) PM
   Gelcaps & Geltabs

Cough/Cold
----------
Nite Time Cough Syrup                                         NyQuil(R)
Nite Time Liquid Caps                                         NyQuil(R) Liqui-Caps
Day Time Liquid Caps                                          DayQuil(R) Liqui-Caps
Aphedrid Tablets                                              Actifed(R)

Tussin Cough Syrups                                           Robitussin(R)
Children's Non-Aspirin Cold/Cough Tablets, Liquid             Tylenol(R) Cold Plus Cough
Di-Bromm Tablets, Liquid                                      Dimetapp(R)
Pseudoephedrine Tablets, Liquid                               Sudafed(R)
Diphedryl(R) Caplets, Tablets, Liquid                         Benadryl(R)
Effervescent Cold Relief                                      Alka-Seltzer(R) Plus
Triacting Syrup and Expectorant                               Triaminic(R)
Flu & Cold Medicine                                           Thera-Flu(R)
Nasal Spray                                                   Afrin(R)
Dayhist - 1                                                   Tavist - 1(R)


Dayhist - D                                                   Tavist - D(R)
Non-Aspirin Sinus                                             Tylenol(R) Sinus

Antacids
--------
Stress Liquid & Caplets                                       Pepto-Bismol(R)
Maldroxal(R) & M Plus                                         Maalox(R)
Ma-santi(R)                                                   Mylanta(R)
Ma-santi(R) II                                                Mylanta II(R)
Flavored Antacid Tablets                                      Tums(R)
Effervescent Pain Relief                                      Alka-Seltzer(R)
Cimetidine Acid Blocker Tablets                               Tagamet HB(R)

Laxatives
---------
Natural Fiber Laxative                                        Metamucil(R)
Women's Laxative Tablets                                      Correctol(R)
Laxative Pills                                                Ex-Lax(R)
Fiber Laxative Tablets                                        Fibercon(R)
Milk of Magnesia                                              Phillips(R) M.O.M.

Anti-diarrheal
--------------
Loperamide Hydrochloride Liquid                               Imodium A-D(R) Liquid
Loperamide Hydrochloride Caplets                              Imodium A-D(R) Caplets

Feminine Hygiene
----------------
Miconazole-7 Cream                                            Monistat-7(R) Cream
Miconazole-7 Suppositories                                    Monistat-7(R) Suppositories

Suppositories
-------------
Hemorrhoidal Suppositories                                    Preparation H(R)
Adult & Infant Glycerin Suppositories                         Squibb(R)

Dermatologic
------------
Minoxidil  2%                                                 Rogaine(R) 2%

Diagnostic Test Kits
--------------------
Pregnancy Test Kits                                           e.p.t.(R)

Sleep Aids
----------
Sleep Aid Tablets                                             Sominex(R)
Sleep Aid Liquid Caps                                         Unisom(R)

                                              PERSONAL CARE PRODUCTS

Oral Hygiene
------------
Mint and Peppermint Mouthwash                                 Scope(R)
Antiseptic Mouthwash                                          Listerine(R)
Blue Mint Antiseptic Mouthwash                                Listerine(R)
Anti-Plaque Dental Rinse                                      Plax(R)
Mint Effervescent Denture Tablets                             Polident(R)
Effervescent Denture Tablets                                  Efferdent(R)

Tartar Control Toothpaste                            Crest(R) Tartar
Sodium Fluoride Toothpaste                           Crest(R)
Baking Soda Toothpaste                               Arm & Hammer(R)
Coolfresh Toothpaste                                 Colgate(R)

Skin Care
---------
Beauty Lotion, Facial Wash and Body Wash             Oil of Olay(R)
Skin Care Lotion                                     Vaseline(R) Intensive Care Lotion
Medicated Skin Cream                                 Noxzema(R)
Therapeutic Dry Skin Lotion                          Lubriderm(R)
Shower & Bath Powder                                 Shower to Shower(R)
Body Wash Plus Moisturizer                           Oil of Olay(R)
Cold Cream                                           Ponds(R)
Skin Cleanser                                        Cetaphil(R)

Sun Care
--------
Sunless Tanning Lotion                               Coppertone(R)
Active Sunblock                                      Coppertone(R) Sport
Children's Sunblock                                  Waterbabies(R)
Tropic Tanning Oil/Lotion                            Hawaiian Tropic(R)
Big Kids Sunblock                                    Coppertone(R) Kids

Hair Care
---------
Dandruff Shampoo                                     Head & Shoulders(R)
Green Shampoo Plus Conditioner                       Pert(R) Plus
Vitamin Shampoo/Conditioner                          Pantene(R) Pro-V(R)
Herbal Shampoo/Conditioner                           Clairol(R) Herbal Essences(R)

Deodorants
----------
Roll-On Deodorant                                    Ban(R)

Baby Care
---------
Baby Bath and Baby Wash                              Johnson's(R)
Baby Shampoo                                         Johnson's(R)
Baby Lotion                                          Johnson's(R)
Baby Oil and Baby Oil Gel                            Johnson's(R)
Baby Powder                                          Johnson's(R)

Wets & Drys
-----------
Isopropyl Alcohol
Hydrogen Peroxide
Magnesium Citrate
Epsom Salt
Calamine Lotion
Clear Anti-Itch Lotion                               Caladryl(R) Clear
Medicated Calamine Lotion                            Caladryl(R)

                                               NUTRITIONAL PRODUCTS






Synthetic Vitamins
------------------
Multiple Vitamins                                              One-A-Day(R) Maximum
Century                                                        Centrum(R)
Century Senior                                                 Centrum Silver(R)
Multiple Vitamin Essential                                     One-A-Day(R) Essential
Century Kids                                                   Centrum Junior(R)
A-Shapes Chewables                                             Flintstones(R)
Therapeutic M                                                  Theragran M(R)
Antioxidant with Zinc                                          Ocuvite(R)
Prenatal                                                       Stuarts Prenatal(R)
B Vitamins
Oyster Shell Calcium                                           Oscal(R)
Calcium                                                        Caltrate(R)
Calcium Citrate                                                Citracal(R)
Stress Vitamin                                                 Stresstab(R)
"Super" Multiple Vitamins and Minerals
Mens/Womens High Potency Multiple Vitamins

Natural Vitamins
----------------
Vitamin C
Vitamin E
Beta Carotene
Calcium
Magnesium
Selenium
Zinc

Herbals/Specialty Items
-----------------------
Ginseng                                                        Ginsana(R)
Vitamins with Ginseng                                          Vitasana(R)
Garlic Tablets                                                 Garlique(R)
Garlic Oil Capsules
Ginkgo Biloba                                                  Ginkoba(R)
Valerian Root
Goldenseal Root
Cranberry Soft Gels
Echinacea                                                      Echinex(R)
Saw Palmetto                                                   ProPalmex(R)
St. John's Wort                                                Kira(R)
Shark Cartilage
Bilberry
Chromium Picolinate
Lecithin

Nutritional Drinks
------------------
Liquid Nutritional Supplement                                  Ensure(R)
Liquid Nutritional Supplement Plus                             Ensure(R) Plus

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

         The Company has been granted FDA approval to manufacture and distribute the following over-the-counter products:

         Perrigo Product                                       Comparable National Brand Product(s)
         ---------------                                       ------------------------------------
         Doxylamine Succinate, a sleep aid                       Unisom(R)
         Miconazole Nitrate Cream, a feminine                    Monistat-7(R)
             hygiene treatment
         Miconazole Nitrate Suppositories, a                     Monistat-7(R)
             feminine hygiene treatment
         Naproxen Sodium, a non-aspirin analgesic                Aleve(R)
         Ibuprofen, a non-aspirin analgesic                      Advil(R), Motrin(R)
         Loperamide Hydrochloride, a drug used to                Imodium A-D(R)
             control and relieve acute, non-specific diarrhea
         Clemastine Fumarate, an antihistamine                   Tavist-1(R)

         The Company has been granted tentative FDA approval to manufacture and distribute the following over-the-counter product:

         Perrigo Product                                       Comparable National Brand Product(s)
         ---------------                                       ------------------------------------
         Children's Ibuprofen Oral Suspension                    Motrin(R)

         The Company has obtained the rights to distribute the following products through use of strategic alliance agreements:

         Perrigo Product                                       Comparable National Brand Product(s)
         ---------------                                       ------------------------------------
         Dayhist-D, an antihistamine and                         Tavist-D(R)
             nasal decongestant
         Minoxidil, a hair growth stimulant                      Rogaine(R)
         DiBromm, a cough suppressant                            Dimetapp(R)
         Cimetidine 200 mg. tablets, an                          Tagamet HB(R)
             antacid product

         The Company estimates that products for which marketing exclusivity is expiring through the year 2002, which include, among other products, Zantac(R), Axid(R), Pepcid(R), Claritin(R), Claritin D(R), Orudis(R), Femstat(R) and Questran(R), represent a substantial potential market. The Company is actively pursuing all avenues to offer store brand equivalents of these products. However, there can be no assurance that the Company will be successful in obtaining approval to distribute additional products.

         The Company spent $15.9 million, $13.7 million, and $10.4 million for research and development during fiscal years 1998, 1997 and 1996, respectively. The Company anticipates that research and development expenditures as a percent of net sales will continue to increase in the foreseeable future, especially when the Company completes the intended divestiture of its personal care operations.

         During fiscal year 1996, the Company made an investment of $5.0 million in Ireland-based Warner Chilcott plc. While this investment does not directly involve the Company in the business of manufacturing generic prescription products, it does allow the Company to gain a better understanding of the worldwide generic prescription industry, including its customers and supply chain.

SALES AND MARKETING

         The Company employs its own sales force to service larger customers and uses industry brokers for some smaller retailers. Sales and field marketing employees are assigned to specific customers in order to understand and work most effectively with the customer. They assist in the development of in-store marketing programs (described below) and optimize communication of customers' needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the Company labels of Swan(R) and Good Sense(R).

         The Company has no long-term contracts with customers that are considered material. Wal-Mart accounted for 24%, 22% and 19% of net sales for fiscal years 1998, 1997 and 1996, respectively. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material impact on the Company's operating results and financial position. Such a change is not anticipated in the foreseeable future. No other customer accounted for more than 10% of net sales.

         In contrast to national brand manufacturers who incur considerable advertising and marketing expenditures that are directly targeted to the end consumer, the Company's primary marketing efforts channel through its customers, the retailers and wholesalers, and reach the consumer through in-store marketing programs. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as trial sizes, floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers' programs. The Company also provides educational training aids, packaging displays and point of purchase materials to customers. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company's marketing efforts are also directed at new product introductions and conversions and providing market research data. Market research is used to monitor trends for products and categories. In fiscal year 1998, the Company launched a consumer marketing campaign to communicate the benefits of store brands under the banner "We're going to win you over!(TM)". This marketing campaign is one example of the Company's efforts to increase store brand market share through innovative retailer - consumer marketing programs.

MANUFACTURING AND DISTRIBUTION

         The Company has eleven manufacturing facilities which occupied approximately 2.6 million square feet at June 30, 1998. Three of these manufacturing facilities which occupied approximately 1.1 million square feet, are included in assets held for sale due to the 1998 restructuring. During fiscal year 1998, the Greenville, South Carolina facility was expanded in order to support growth in the nutritional product category. A second phase of expansion is currently underway. The Company has historically supplemented its production capabilities with the purchase of product from outside sources and will continue to do so in the future. During fiscal year 1998, the nutritional facilities generally operated at between 90% and 100% of capacity, the over-the-counter pharmaceutical facilities generally operated at between 70% and 90% of capacity and the personal care facilities generally operated at between 65% and 75% of capacity. The Company aggressively explores opportunities to utilize available capacities.

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

         The Company has six regional distribution locations across the United States and two distribution locations in Mexico that occupied approximately 1.8 million square feet at June 30, 1998. During fiscal year 1998, the Company began building new distribution centers in Allegan, Michigan and LaVergne, Tennessee to replace multiple leased facilities in Holland, Michigan and LaVergne, Tennessee. These new distribution centers are intended to reduce the Company's overall distribution costs and improve customer service. The LaVergne, Tennessee distribution center was fully operational in July 1998. The Allegan, Michigan distribution center will be fully operational by the end of the second quarter of fiscal year 1999. The LaVergne, Tennessee distribution center is part of the intended personal care divestiture. Both contract freight and common carriers are used to deliver products.

COMPETITION

         The market for store brand over-the-counter pharmaceutical, personal care and nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and availability of new products. The Company believes it competes favorably in all of these areas.

         The Company's direct competition in store brand products consists primarily of independent, privately owned companies and is highly fragmented in terms of both geographical market coverage and product categories. The Company is the nation's largest manufacturer of store brand over-the-counter pharmaceutical and personal care products; however, the Company competes in the nutritional area with companies with broader product lines and larger sales volumes.

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

TRADEMARKS AND PATENTS

         The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent, or group of trademarks or patents.

SEASONALITY

         The Company's sales are subject to seasonality, primarily with regard to the timing of the cough/cold/flu season which generally runs from September through March. In addition, historically, the Company's sales of cough/cold/flu products have varied from year to year based in large part on the strength and length of the cough/cold/flu season. Contrary to the Company's prior experience, total retail sales for cough/cold/flu products (both national brands and store brands) were less in fiscal year 1998 than in fiscal year 1997, despite the fact that the fiscal 1998 cough/cold/flu season was more severe than the fiscal year 1997 season. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu products, there can be no assurance that the Company's future sales of those products will necessarily follow historical patterns.

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

         Several store brand pharmaceutical products introduced by the Company are approved using the ANDA process. The ANDA process reduces the time and expense related to FDA approval since a comparable product was approved by the FDA when it was originally introduced. The Company must demonstrate that the submitted product is equivalent to a product that has previously been approved by the FDA, and that the manufacturing process and other requirements meet FDA standards. This may require that bioequivalence and/or efficacy studies be performed using a small number of volunteers in a controlled clinical environment. If the requirements of the ANDA process are met, the FDA will approve the product without requiring additional clinical studies to prove safety, since these studies were performed when the comparable prescription product was approved by the FDA. Approval time is generally one to four years from the date of submission of the application.

         In November 1997, legislation, known as the Food and Drug Administration's Modernization Act of 1997, was passed by Congress and signed by the President. Also, in fiscal year 1998 the FDA changed its policy regarding market exclusivity for products switching from "prescription only" to "over-the-counter" status. In general, the effect of this legislation and the FDA policy change is to extend in certain instances the exclusivity granted to certain "Rx switch" products. Whereas previously the ANDA process took up to three years, in the future it may take up to four years before the Company will be able to sell these "switch" products. This will have the effect of deferring in certain instances the timing of sales for the Company for these types of products.

         Pharmaceutical products must also comply with FDA regulations known as "Current Good Manufacturing Practices for Finished Pharmaceuticals." The Company complies with these practices, which require strict quality control standards at all stages of production, including raw material receipt and storage, and product manufacturing and labeling, storage and distribution.

         The Company's non-drug products, including vitamin and personal care (cosmetic) products, comply with the applicable standards as required by the Federal Food, Drug and Cosmetic Act of 1938, as amended. The FDA's most recent inspection of the Company's manufacturing facilities found the Company in compliance with these standards.

         The FDA has extensive enforcement powers, including the power to seize, request a recall and prohibit the sale of non-complying products and to halt the operations of non-complying manufacturers. Although certain of the Company's products have been subject to recalls in the past, none of these recalls have involved a product which was likely to cause permanent adverse health consequences and none were material to the Company's operations. Although the Company follows strict quality control procedures, there can be no assurance that any future recall or other FDA action would not be material to the operations of the Company.

EMPLOYEES

         As of June 30, 1998, the Company employed 4,868 permanent and temporary employees, of whom 442 were engaged in executive, financial and administrative capacities; 387 in marketing, sales and service; 3,683 in production, warehousing and distribution; and 356 in research and development and quality control functions. At June 30, 1998, approximately 394 persons were employed on a temporary or seasonal basis. Management considers its relations with its employees to be good. The Company has not been a party to a collective bargaining agreement in the United States. There are 510 employees in Mexico, of which 200 are covered by a collective bargaining agreement.

Item 2.              Properties.

         As of June 30, 1998, the Company owned or leased the following primary facilities:

                                                                        Approximate
              Location                   Type of Facility               Square Feet         Leased or Owned
              --------                   ----------------               -----------         ---------------
Allegan, Michigan             Corporate Offices and Manufacturing       1,232,000                 Owned
Smyrna, Tennessee             Manufacturing                               820,000                 Owned (1)
Monterrey, Mexico             Manufacturing                               333,000                 Owned
Holland, Michigan             Manufacturing                               120,000                 Owned
Greenville, South Carolina    Manufacturing                               147,300                 Owned
Montague, Michigan            Manufacturing                                84,000                 Owned
St. Louis, Missouri           Manufacturing and Distribution              196,000                 Owned (1)
San Bernardino, California    Manufacturing                                69,000                 Owned (1)
Holland, Michigan             Distribution                                616,000                 Leased(2)


LaVergne, Tennessee           Distribution                       521,000                   Owned (1)
Cranbury, New Jersey          Distribution                       222,000                   Leased
Fontana, California           Distribution                       200,000                   Leased
Greenville, South Carolina    Distribution                       115,000                   Leased
Mexico City, Mexico           Distribution                        51,500                   Leased
Guadalajara, Mexico           Distribution                        20,200                   Leased
St. Louis, Missouri           Distribution                        20,000                   Leased(1)
Smyrna, Tennessee             Offices                             40,000                   Leased(1)
Monterrey, Mexico             Offices                             30,400                   Leased
Allegan, Michigan             Offices and Company Store           19,000                   Leased

(1) These facilities are part of the intended personal care divestiture.
(2) Multiple leased facilities will be closed in fiscal 1999 and operations transferred to an owned distribution center in Allegan, Michigan which is under construction at June 30, 1998.

Item 3.           Legal Proceedings.

         The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

         The Company, certain officers and directors (the "officer and director defendants") and two commercial bank lenders to the Company were named in an action commenced in the U.S. District Court for the Western District of Michigan on April 13, 1994 by Grow Group, Inc. ("Grow"), the former owner of the Company, seeking unspecified damages based upon various legal claims. The relief sought against the defendants, jointly and severally, includes, among other things, rescission of the management led purchase of the Company from Grow, an accounting by the defendants (excluding the Company), money damages and punitive damages.

         Discovery was completed in the fall of 1997. On March 24, 1998, the U.S. District Court for the Western District of Michigan granted the motions for summary judgment filed by the two commercial bank lenders and entered judgment in favor of the commercial bank lenders. On April 13, 1998, the District Court granted, in part, the motion for summary judgment filed by the Company and the officer and director defendants, dismissing Grow's claim of breach of joint venture and Grow's claim for punitive damages. The case proceeded to trial in June 1998 on Grow's remaining claims against the Company and the individual defendants. On June 19, 1998, after the close of Grow's case-in-chief, the U.S. District Court for the Western District of Michigan granted defendants' motion for judgment as a matter of law and dismissed all of Grow's remaining claims against the Company and the individual defendants. On July 17, 1998, Grow filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. The Notice of Appeal states that Grow appeals from both the March 24, 1998 Order dismissing Grow's claims against the two commercial bank lenders and the June 19, 1998 Order dismissing Grow's claims against the Company and the individual defendants.

         The Company and the officer and director defendants continue to believe that Grow's allegations are without merit and will take whatever action necessary to aggressively defend the case.

         Certain shareholders have brought a class action against the Company, the Selling Shareholders (which include several past and present officers and/or directors of the Company) and the Underwriters of the October 20, 1993 secondary offering of outstanding shares of the Company's common stock. The First Amended Complaint alleged that defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934 with respect to the Company's common stock by making untrue statements of material fact and omitting to state material facts necessary to make the statements made not misleading during the class period from May 11, 1993 through May 10, 1994. The Company and all of the defendants moved to dismiss the First Amended Complaint on the basis that it failed to state a claim as a matter of law. On July 25, 1996, the Court entered an order granting in part and denying in part the motions to dismiss. As part of the order, the Court struck the majority of claimed non-disclosures with prejudice on the basis that they failed to state a claim as a matter of law. Discovery on the First Amended Complaint was completed in September 1997. In October 1997, all of the defendants moved for summary judgment on the remaining claims of the First Amended Complaint. On June 15, 1998, the Court issued an opinion and order, granting defendants' motions for summary judgment. Subsequent to fiscal year-end 1998, the Court dismissed the class action lawsuit against all defendants and entered an order (the "Order") requiring plaintiffs' attorneys to respond to a motion for sanctions filed by the Company and certain other defendants within 30 days. Subsequently, the plaintiffs requested that the Court reconsider the Order and also requested that the Court temporarily vacate the judgment while it considers defendants' request for sanctions. The Court then issued a second order vacating the judgment "in order to avoid piecemeal appeals on the merits and this Court's ruling on Defendants' request for sanctions." The Court has not yet ruled on plaintiffs' request to reconsider the Order or defendants' request for sanctions. If the Court denies plaintiffs' request to reconsider, the plaintiffs will have the option to appeal the dismissal of their case. In the event that the plaintiffs appeal this suit, the Company intends to continue to defend the case vigorously as it believes the suit is without merit.

         In a related matter, the Company received a letter from a shareholder in May 1995, demanding that the Company (a) bring suit against the other defendants in the purported class action previously filed in order to protect the Company from any expense or liability arising out of that suit; (b) invalidate the indemnification agreement between the Company and the other defendants; and (c) bring suit against each officer and director, and their trusts, who sold stock in the October 1993 public offering to recover any proceeds unlawfully received by them as a result of any alleged breach of fiduciary duties owed to the Company. In response to that demand, the Company directed a member of its Board of Directors, who is its designated Independent Director under Michigan law, to investigate the demand and make a binding determination under Michigan law as to whether maintenance of the derivative claims is in the Company's best interests. Following his investigation, the Independent Director determined that maintenance of the derivative claims is not in the Company's best interests. The shareholder filed a derivative action in December 1995. The Company has moved to dismiss the suit pursuant to Section 495 of the Michigan Business Corporation Act (Mich. Comp. Laws Ann. Section 450.1495) on the basis that the Company's Independent Director has determined that maintenance of the derivative action is not in the Company's best interests. The plaintiff filed an amended complaint on March 13, 1997 and the Company has filed a motion to dismiss the amended complaint. The motion has not been ruled on by the Court. On January 23, 1998, the Court entered an order staying the derivative action pending resolution of the related class action. The Court's order provides that the parties are to submit a joint status report setting forth their positions regarding discovery within 30 days after a final judgment is entered in the related class action case.

         The Company believes that the derivative action is without merit and intends to defend it vigorously.


Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the vote of security holders during the fourth quarter of fiscal year 1998.

Additional Item.                    Executive Officers of the Registrant.

         The executive officers of the Company and their ages and positions as of September 1, 1998 were:

                NAME                   AGE                       POSITION
                -----                  ---                       --------
James H. Bloem..................        48      President of Personal Care Operations


Craig G. Hammond................        54      Executive Vice President and Chief Operations Officer
Michael J. Jandernoa............        48      Chairman of the Board of Directors, President and
                                                  Chief Executive Officer
Mark P. Olesnavage..............        45      President, Customer Business Development
Thomas J. Ross..................        40      Vice President, Finance

         In June 1998 Mr. Bloem was appointed President of the Company's personal care operations. It is currently contemplated that Mr. Bloem will lead a team of executives who are expected to manage the personal care company subsequent to its divestiture. From August 1995 to June 1998 Mr. Bloem served as Executive Vice President of the Company. Prior to that time he served as Vice President, Chief Financial Officer and Treasurer of Herman Miller, Inc., a leading office furniture manufacturer, where he also served in other positions of increasing responsibility since 1986. He is a member of the Board of Directors of Warner Chilcott plc.

         Mr. Hammond was appointed Executive Vice President and Chief Operations Officer in October 1995. Prior to that time he served as a Senior Vice President with Borden, a consumer dairy products company, where he also held other positions of increasing responsibility since January of 1994. Previously Mr. Hammond was with Kraft General Foods from 1990 to 1994 where he held various executive positions in Operations Management. When he left Kraft, Mr. Hammond held the position of Vice President.

         Mr. Jandernoa was elected a director in January 1981, Chief Executive Officer in February 1986 and Chairman of the Board of Directors in October 1991. From January 1983 to October 1991, Mr. Jandernoa served as President of the Company and was reelected President of the Company in September 1995. Prior to January 1983, Mr. Jandernoa served in various executive capacities with the Company since 1979. Mr. Jandernoa is a director of Old Kent Financial Corporation and also serves on the Board of Advisors of the National Association of Chain Drugstores.

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

         Mr. Ross was hired as Director of Investor Relations in June 1992, promoted to Vice President of Investor Relations and Reporting in July 1996 and appointed Vice President of Finance in September 1997. Prior to 1992, Mr. Ross served as Assistant Treasurer at Arbor Drugs, Inc. where he was responsible for treasury, finance, SEC reporting and investor relations.

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

     Set forth below are the high and low closing sales prices for the Company's common stock as reported on the NASDAQ National Market System for the last eight quarters:


Fiscal Year Ended June 30, 1998:                        High            Low
--------------------------------                        ----            ---
First Quarter                                         $ 17-1/4        $ 12-3/8
Second Quarter                                        $ 17            $ 12-3/4
Third Quarter                                         $ 14-1/4        $ 9-5/16
Fourth Quarter                                        $ 13-5/16       $ 9-5/8

Fiscal Year Ended June 30, 1997:                        High            Low
--------------------------------                        ----            ---
First Quarter                                         $  11-1/2       $  8-1/4
Second Quarter                                        $  10-5/8       $  8-5/8
Third Quarter                                         $  12-7/8       $  8-7/8
Fourth Quarter                                        $  13-1/8       $  10



     The number of record holders of the Company's common stock as of June 30, 1998 was 2,119.

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

     In May 1997 the Company announced a common stock repurchase program. The program calls for the repurchase of up to 7.5 million shares subject to market conditions. Purchases are made in the open market. The repurchased stock is retired. Through September 15, 1998, the Company has repurchased 3.7 million shares.

Item 6.   Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included herein in Item 8. The consolidated statement of income data set forth below with respect to the fiscal years ended June 30, 1998, 1997 and 1996 and the consolidated balance sheet data at June 30, 1998 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 30, 1995 and 1994, and the consolidated balance sheet data for the Company at June 30, 1996, 1995 and 1994, are derived from audited consolidated financial statements of the Company, not included herein.

                                                                           YEAR ENDED JUNE 30,
                                                 ----------------------------------------------------------
                                                   1998(1)       1997         1996        1995(2)      1994
                                                 ---------    ---------   ---------   ---------   ---------

                                                              (In thousands except per share amounts)
Statement of Income Data:
Net sales                                        $ 902,637    $ 844,591   $ 778,121   $ 717,077   $ 669,332
Cost of sales                                      670,775      615,720     574,806     520,265     474,958
                                                 ---------    ---------   ---------   ---------   ---------
Gross profit                                       231,862      228,871     203,315     196,812     194,374
Operating expenses
   Distribution                                     31,995       28,073      24,929      20,037      17,742
   Research and development                         15,942       13,651      10,445       8,679       6,233
   Selling and administrative                      113,584      103,104      88,629      86,602      80,150
   Restructuring and redesign                      122,529        5,503       4,491       4,904           -
   Unusual litigation                                9,585        6,367       6,600       1,043           -
                                                 ---------    ---------   ---------   ---------   ---------
                                                   293,635      156,698     135,094     121,265     104,125
                                                 ---------    ---------   ---------   ---------   ---------
Operating (loss) income                            (61,773)      72,173      68,221      75,547      90,249
Interest and other expense                           4,219        1,306       5,679       5,413       3,390
                                                 ---------    ---------   ---------   ---------   ---------

(Loss) income before income taxes                  (65,992)      70,867      62,542      70,134      86,859
Income tax (benefit) expense                       (14,356)      25,875      22,700      25,700      32,100
                                                 ---------    ---------   ---------   ---------   ---------
Net (loss) income                                $ (51,636)   $  44,992   $  39,842   $  44,434   $  54,759
                                                 =========    =========   =========   =========   =========
Basic (loss) earnings per share                  $    (.69)   $     .59   $     .52   $     .59   $     .73
Diluted (loss) earnings per share                     (.69)         .58         .52         .58         .71

Weighted average shares outstanding for the
   period - used for "basic" EPS calculation        75,302       76,522      76,224      75,934      75,214

Weighted average shares outstanding for the
   period - used for "diluted" EPS calculation      75,302       77,274      77,200      77,190      77,586

                                                                          YEAR ENDED JUNE 30,
                                                   -------------------------------------------------------------
                                                      1998(1)       1997          1996         1995        1994
                                                   -----------     -------      --------     --------     ------
                                                                      (In thousands)
Balance Sheet Data:
   Working capital                                 $230,934      $169,631     $166,929      $170,131     $139,834
   Goodwill, net                                     20,741        40,834       42,961        45,088       30,235
   Total assets                                     595,861       568,377      549,395       555,733      474,989
   Long-term debt(3)                                 81,619         1,840       49,140        99,440       73,230
   Shareholders' equity                             345,078       425,875      381,160       340,617      295,508

----------------
(1) Includes the financial impact of the June 1998 restructuring discussed in more detail at Item 7. The pre-tax charge was $121,966, which amounted to $86,894, or $1.16 per share on an after-tax basis. Excluding the effects of the restructuring charge, net income would have been $35,258 or $.47 per share.
(2) The Company's net sales and results of operations were impacted by the acquisition of certain assets of Vi-Jon Laboratories, Inc. in January 1995.
(3) Includes current installments.

Item 7. Management's Discussion and Analysis of Results of Operations, Financial Condition and Outlook for 1998.

                          Dollar amounts in thousands

                             RESULTS OF OPERATIONS

     The following table sets forth, for fiscal years 1998, 1997 and 1996, certain items from the Company's consolidated statements of income expressed as a percentage of net sales:

      -------------------------------------------------------------------------
                                                      Year Ended June 30,
                                    -------------------------------------------
                                               1998         1997         1996
      -------------------------------------------------------------------------
      Net sales                                 100.0%       100.0%       100.0%
      Cost of sales                              74.3         72.9         73.9
                                           ----------   ----------   ----------
      Gross profit                               25.7         27.1         26.1
                                           ----------   ----------   ----------
      Operating expenses:
       Distribution                               3.5          3.3          3.2
       Research and development                   1.8          1.6          1.3
       Selling and administrative                12.6         12.2         11.4
       Restructuring and redesign                13.6          0.7          0.6
       Unusual litigation                         1.0          0.8          0.8
                                           ----------   ----------   ----------
                                                 32.5         18.6         17.3
                                           ----------   ----------   ----------
      Operating (loss) income                    (6.8)         8.5          8.8
      Interest and other expense                  0.5          0.1          0.8
                                           ----------   ----------   ----------
      (Loss) income before income taxes          (7.3)         8.4          8.0
      Income tax (benefit) expense               (1.6)         3.1          2.9
                                           ----------   ----------   ----------
      Net (loss) income                          (5.7)%        5.3%         5.1%
                                           ==========   ==========   ==========
-------------------------------------------------------------------------------



FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

                                 RESTRUCTURING

     In June 1998 the Company announced a major restructuring plan which involves the closing of certain personal care manufacturing facilities and the intention to divest the personal care business. Although personal care products have historically delivered lower profit margins than OTC pharmaceutical and nutritional products, the Company had believed that this performance could be improved to acceptable levels. In the latter half of fiscal year 1998, personal care profit margins deteriorated due to competition and cost increases, resulting in the Company's decision to divest the personal care business and concentrate on OTC pharmaceutical products, nutritional products and its international business. The Company believes that focusing on these core businesses will provide the greatest value to its shareholders. A pre-tax charge of $121,966, which included $109,707 for impairment of assets and a reserve of $12,259 for anticipated incremental cash expenditures, recorded in accordance with Emerging Issues Task Force ("EITF") 94-3, was recorded in June 1998 related to this restructuring. The components of the charge and related reserve are discussed below. The restructuring charge is based on management's current estimate of the fair market value of the assets and business to be sold and is subject to change. The impairment of long-lived assets was determined by comparing the carrying value of the related assets to their fair value less cost to sell. Assets held for sale of $66,398 are no longer being depreciated or amortized and are included in the current assets section of the consolidated balance sheet at June 30, 1998. The restructuring plan is intended to be completed in fiscal year 1999 and the Company anticipates that it will begin to realize benefits primarily in the second half of fiscal year 1999. Costs that will be expensed as incurred in fiscal year 1999 in accordance with EITF 94-3 are approximately $2,000 for net operating losses and $2,000 for plant inefficiencies.

         In order to improve the operating efficiency of the personal care business and to maximize its sale value, the Company decided to close manufacturing facilities in California and Missouri. A pre-tax charge of $22,836 was recorded in connection with these closures. The components of the charge are $20,556 for impairment of assets, $1,625 for termination benefits for 165 employees primarily in the manufacturing employee group and $655 for other facilities closing costs. A reserve of $2,280 was recorded for the anticipated incremental cash expenditures related to the termination benefits and other facilities closing costs.

         The decision to divest the personal care business was reached after extensive review of its operations and expected profitability. Although personal care estimated cash flows in previous years were sufficient to recoup the Company's investment in the personal care business, the Company decided to divest the personal care business and reallocate resources to its more profitable OTC pharmaceutical and nutritional business and to international opportunities. A pre-tax charge of $99,130 was recorded for this intended divestiture. The components of the charge are $89,151 for impairment of assets and $9,979 for other anticipated incremental transition costs. A reserve of $9,979 was recorded for anticipated incremental cash expenditures related to the transition costs. Net sales for the personal care business were $212,261, $206,480 and $212,234 for fiscal years 1998, 1997 and 1996, respectively. The Company does not maintain operating income information by its three main product categories (OTC pharmaceutical, nutritional and personal care products), however, based on the incremental approach, the Company estimates that the pre-tax operating losses for the personal care business were approximately $8,000, $2,000 and $5,000 for fiscal years 1998, 1997 and 1996, respectively.
The Company estimates that it will realize operating income improvement of approximately $6,000 to $7,000 for fiscal year 1999 and approximately $7,000 to $10,000 on an annualized basis in future years related to this divestiture.

     During the year, the Company incurred restructuring and redesign charges of $563 related to its business process redesign effort which were expensed as incurred. The Company also incurred $647 related to its 1995 restructuring and $172 related to the closing of its truck fleet operations, which were charged against reserves established in previous years.

                              RESULTS OF OPERATIONS

FISCAL YEAR 1998

         The Company's net sales increased by $58,046 or 7% to $902,637 during fiscal year 1998 from $844,591 in fiscal year 1997. The increase was primarily due to an increase of 37% or $41,301 in sales to existing customers of nutritional products, which consist primarily of vitamins and nutritional supplements. The sales increase was also due to an increase in international sales, primarily related to a Mexican subsidiary purchased in September 1997, and increases in unit sales to existing customers of hair care products, partially offset by decreases in certain OTC pharmaceutical products, primarily dermatologic products, laxatives and cough and cold products.

         Gross profit increased $2,991 or 1% for fiscal year 1998 compared to fiscal year 1997. The gross profit percent to net sales for fiscal year 1998 was 25.7% compared to 27.1% for fiscal year 1997. The decrease in gross profit percentage was primarily due to decreases in sales of higher margin OTC products, increases in sales of lower margin personal care and vitamin products, competitive pricing pressures and outsourcing costs incurred to meet customer needs.

         Operating expenses consist of distribution, research and development, selling and administration, restructuring and redesign and unusual litigation costs. Excluding restructuring and redesign and unusual litigation costs, operating expenses were 17.9% of net sales for fiscal year 1998 compared to 17.1% for fiscal year 1997.

         Distribution expenses increased $3,922 or 14% during fiscal year 1998 to $31,995 primarily due to increased warehousing costs associated with higher inventory levels and increased freight costs due to customer service requirements. Distribution expenses were 3.5% of net sales for fiscal year 1998 compared to 3.3% for fiscal year 1997.

         Research and development expenses increased $2,291 or 17% to $15,942 for fiscal year 1998 due to planned increases in new product development activity. These new products, which are primarily OTC pharmaceutical products switching from "prescription only" to "over-the-counter" status, are approved through the FDA's ANDA process. Research and development expenses were 1.8% of net sales for fiscal year 1998 compared to 1.6% for the prior fiscal year.

         Selling and administrative expenses increased $10,480 or 10% for fiscal year 1998 to $113,584 primarily due to increased marketing and sales promotion activity, offset by a decrease in administrative expenses, primarily incentive compensation. Selling and administrative expenses were 12.6% of net sales for fiscal year 1998 compared to 12.2% for fiscal year 1997.

         Restructuring and redesign expenses were $122,529 for fiscal year 1998 compared to $5,503 for fiscal year 1997. The fiscal year 1998 expense consisted of $121,966 for the 1998 restructuring as described above and $563 for the Company's business process redesign effort. The fiscal year 1997 expense was primarily due to the business process redesign effort and the closing of the Company's truck fleet operations.

         Unusual litigation costs of $9,585 for fiscal year 1998, compared to $6,367 for the prior fiscal year, were primarily due to certain lawsuits pertaining to a purported shareholders' class action, a related demand for a derivative action and a suit by the former owners of the Company filed against the Company, certain officers and directors and other defendants. In the fourth quarter of fiscal year 1998, the action filed by the former owners of the Company, Grow Group, Inc., against the Company and certain of its present and former officers and directors, was dismissed. Subsequent to fiscal year-end 1998 the Court dismissed the class action lawsuit. The legal expenses recorded do not include estimates of possible reimbursement from insurance coverage. See Note F to the consolidated financial statements for a further discussion of unusual litigation.

         Interest expense increased $843 to $2,149 for fiscal year 1998 primarily due to higher borrowing levels.

         Other expense increased from zero for fiscal year 1997 to $2,070 for fiscal year 1998 primarily due to a charge taken of $1,250 for the Company's Russian investment. See the Outlook section for a further discussion of anticipated charges from this Russian investment.

         The effective tax rate was 21.8% for fiscal year 1998 compared to 36.5% for fiscal year 1997. The lower effective rate for fiscal year 1998 is primarily due to the write-off of goodwill included in the restructuring charge.

FOURTH QUARTER - FISCAL YEAR 1998

         Excluding the 1998 restructuring charge of $121,966, the Company incurred a net loss of $1,867 for the quarter compared to net income of $8,984 for the same period last year. The loss was unusual for the

Company and the factors related to this loss are discussed below. The Company anticipates that this trend will not continue in fiscal year 1999 for normal operations due to the 1998 restructuring and other factors. The Company may, however, incur an unusual charge of up to $14,000 in the first quarter of fiscal year 1999 for the write-off of accounts receivable, inventory and a note receivable related to its Russian investment. See the Outlook section for a further discussion of this potential charge.

         The Company's net sales increased $18,278 or 9% to $214,450 for the quarter primarily due to an increase in unit sales to existing customers of nutritional products and an increase in international sales, partially offset by a decrease in certain OTC pharmaceutical products.

         Gross profit decreased $3,112 for the quarter. The gross profit percent to net sales for the quarter was 23.3% compared to 27.0% for the same period last year. The decrease was primarily due to lower margins for personal care products, decreases in sales of higher margin OTC products, increases in sales of lower margin personal care and vitamin products, competitive pricing pressures and outsourcing costs incurred to meet customer demands.

         Operating expenses excluding restructuring and redesign and unusual litigation costs increased $9,647 to $46,132 for the quarter. Operating expenses excluding restructuring and redesign and unusual litigation costs were 21.5% of net sales for the quarter versus 18.6% of net sales for the same period last year.

         Distribution expenses increased $1,760 to $8,348 for the quarter primarily due to increased warehousing costs associated with higher inventory levels and increased freight costs due to customer service requirements. Distribution expenses were 3.9% of net sales for the quarter compared to 3.4% of net sales for the same period last year.

         Research and development expenses increased $2,965 to $6,599 for the quarter primarily due to planned increases in new product development activity. Research and development expenses were 3.1% of net sales for the quarter compared to 1.8% of net sales for the same period last year.

         Selling and administrative expenses increased $4,922 to $31,185 for the quarter primarily due to increased marketing and sales promotion activity. Selling and administrative expenses were 14.5% of net sales for the quarter compared to 13.4% of net sales for the same period last year.

         Restructuring and redesign expenses were $121,936 for the quarter primarily due to the restructuring as described above.

         Unusual litigation costs increased $2,662 to $4,230 for the quarter, primarily due to certain lawsuits as described above. See Note F to the consolidated financial statements for a further discussion of unusual litigation.

         Interest expense was $715 for the quarter compared to zero for the same quarter last year due to higher borrowing levels. Other expense was $1,752 for the quarter versus other income of $139 for the same period last year. In the fourth quarter, the Company recorded a $1,250 reserve against its Russian investment.

         The effective tax rate was 28.9% for the quarter versus 36.6% for the same period last year. The lower rate for the fourth quarter in fiscal year 1998 is primarily due to the write-off of goodwill included in the restructuring charge.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

         The Company's net sales increased by $66,470 or 9% to $844,591 during fiscal year 1997 from $778,121 in fiscal year 1996. The increase was primarily due to new product sales and to increases in unit sales to existing customers of vitamin, cough and cold, analgesic and dermatologic products and pregnancy test kits, partially offset by decreases in feminine hygiene and personal care products. New products included naproxen sodium (a non-aspirin analgesic comparable to Aleve(R)), Minoxidil (a hair growth stimulant comparable to Rogaine(R) and pregnancy test kits. Sales of cough and cold products were positively impacted by a longer cough/cold/flu season in fiscal year 1997 as compared to fiscal year 1996. Sales of certain personal care products decreased due to certain customers' reactions to price increases that were initiated in fiscal year 1996 to cover raw material cost increases on related products.

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

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During fiscal year 1998, working capital increased $25,516 and cash flow from operating activities was $22,341. Changes in working capital are net of the effects of the business acquisition as described below and exclude the effects of the 1998 restructuring as described in the Results of Operations. Accounts receivable, net of allowances, increased $5,464 due to sales increases and inventories increased $63,221 to support customer service requirements and in preparation for the intended conversion of the Company's software system early in fiscal year 1999. Accounts payable increased $30,440 primarily due to increased purchasing activity related to production increases. Accrued payroll and related taxes decreased $4,598, accrued expenses decreased $1,889 and income taxes increased $1,843.

         The Company invested in a number of projects during the year in order to support the business process redesign effort and ongoing growth in sales. Capital expenditures for facilities and equipment were $70,699 for fiscal year 1998, primarily for construction of two distribution centers, expansion of the manufacturing facility for nutritional products, and capital costs related to the implementation of an integrated software package.

         In September 1997, the Company acquired 87.8% of the outstanding shares of Quimica y Farmacia, S.A. de C.V. for approximately $16,000. Quimica y Farmacia, S.A. de C.V. is a pharmaceutical manufacturer and distributor located in Mexico. The assets, liabilities, sales and profits of this acquisition, which are not considered material to the Company, are included in the consolidated financial statements since the acquisition date.

         During fiscal year 1998 the Company funded its Russian investment $4,735 through a note receivable. At fiscal year-end 1998, the Company recorded a $1,250 charge to reserve against its potential exposure related to this Russian investment. See the Outlook section for a potential fiscal year 1999 write-off of up to $14,000 related to this Russian investment.

         During fiscal year 1998, the Company purchased 2,116 shares of common stock for $30,195 under its common stock repurchase program. The common stock was retired.

         Long-term debt increased $81,619 during fiscal year 1998 as the Company drew on its $150,000 line of credit and its $55,000 uncommitted lines of credit to fund, primarily, planned capital expenditures, the Company's stock repurchase program, the acquisition of Quimica y Farmacia, S.A. de C.V. and increased production levels. At June 30, 1998 the Company had $110,000 available on the line of credit and $13,381 available from uncommitted credit facilities with two financial institutions. See Note C to the consolidated financial statements for a description of the credit facilities.

         As previously discussed, the Company intends to divest its personal care business in fiscal year 1999. The Company anticipates that it will use the proceeds from the divestiture to fund acquisitions which will further expand the OTC pharmaceutical, nutritional and international business, new drug technologies and its common stock repurchase program.

YEAR 2000 COMPLIANCE

         In 1997, the Company purchased a new integrated software package which is intended to improve the Company's data systems and which will assist the Company in achieving its business process redesign goals. This software package, which was originally intended to be completed near the end of calendar year 1998, was implemented within that timeframe. The vendors of the new software package and the software system being replaced have indicated that these systems are year 2000 compliant. The new software package will replace a significant portion of the Company's current software systems. During fiscal year 1998, the Company developed a plan to review all of the computer-based systems that will remain after conversion to the new integrated software package in order to determine modifications needed to those systems for the year 2000. The plan includes a review of remaining software, infrastructure systems, manufacturing systems, security systems and office equipment. The Company has completed its identification of the systems that need to be reviewed and is beginning the process of reviewing each system and area of the Company. The Company expects the review to be completed by the end of calendar year 1998. The next steps will be to determine areas of noncompliance and set action plans for bringing those areas into compliance before the year 2000. These action plans will include a timetable for remediation and testing of systems, as well as contingency plans if readiness cannot be delivered. While the Company is still reviewing the extent of the remediation that will be necessary, based on the information received to date, the Company does not expect the cost of its year 2000 compliance program to be material to its financial condition or results of operations. There can be no assurance that the Company will be able to identify and correct all aspects of the year 2000 problem, if incurred, that affect it in sufficient time, and if it cannot, the failure would have a material negative impact on the Company's business, operations or financial condition. The Company, however, does not currently expect that the year 2000 problem as it relates to its internal systems will have a material negative impact on the Company.

         During fiscal year 1998, the Company put into action a plan to review insurance, regulatory and legal implications as they relate to the year 2000. The Company at this time does not anticipate that the costs associated with this review will be material to the Company's financial condition or results of operations.

         During fiscal year 1998, the Company developed a plan to determine the year 2000 compliance status of its key suppliers and customers. The plan involves soliciting information from suppliers and customers through use of surveys, and follow-up discussions and testing where needed. The Company has sent out surveys to all of its key suppliers and certain key customers and received back a majority of these surveys. While the Company cannot guarantee year 2000 compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary surveys indicate that key suppliers and customers are aware of the issues and are working on a solution to achieve compliance on or before the year 2000. The Company is also in the process of developing a contingency plan to deal with those key suppliers and customers who may not be year 2000 compliant prior to the year 2000. If certain key suppliers or customers were not year 2000 compliant and the Company did not have a contingency plan in place related to those key suppliers or customers because the Company was unaware of the noncompliance, the Company's results of operations and financial condition could be significantly negatively impacted. However, at this time the Company is not aware of any key suppliers or customers who will not be year 2000 compliant by the year 2000. The Company's next steps will be to complete the solicitation of key customers, obtain more detailed information from certain key suppliers and customers, follow-up with those companies who did not respond to the original surveys and testing of systems.

                           OUTLOOK - FISCAL YEAR 1999

         The Company intends to continue its mission to provide high-quality, cost effective health care solutions worldwide at a profitable growth rate. The Company believes that the decision to divest the personal care business and concentrate on its core businesses of OTC pharmaceuticals and nutritional products, and to expand these businesses internationally, will provide the greatest value to shareholders in fiscal year 1999 and beyond. The Company anticipates that it will divest its personal care business no later than the second half of fiscal year 1999. It is expected that the fiscal year 1999 results of operations for the Company will include approximately one half year of the results of operations for the personal care business. As such, the Company does not expect to realize fully the benefits of this divestiture in fiscal year 1999; however, it is anticipated that operating income will increase by approximately $6,000 to $7,000 in fiscal year 1999 as a result of the divestiture. Net operating losses of approximately $2,000 and restructuring expenses of approximately $2,000 are expected to be expensed as incurred in fiscal year 1999 in accordance with accepted accounting pronouncements.

         The Company will continue to invest in research and development with a focus on OTC pharmaceutical products that are switching from "prescription only" to "over-the-counter" status. These products require approval by the FDA through its ANDA process. In November 1997, legislation, known as the Food and Drug Administration's Modernization Act of 1997, was passed by Congress and signed by the President. In general, the effect of this legislation is to extend in certain instances the exclusivity granted to certain "prescription only" products. Whereas previously the ANDA process took approximately up to three years, in the future it may take up to four years before the Company will be able to sell these "switch" products. This will have the effect of deferring in certain instances the timing of sales for the Company for these types of products.

         Total Company net sales in fiscal year 1999 are expected to be close to fiscal year 1998 levels, with strong sales from continuing businesses nearly offsetting the negative net sales impact of the intended personal care divestiture in the last half of fiscal year 1999. Net sales for the OTC pharmaceuticals business are expected to be strong in fiscal year 1999, primarily due to the introduction of new ANDA approved products such as the store brand equivalents of Tagamet(R) HB and Children's Motrin(R) Suspension. It is anticipated that net sales of nutritional products will continue to be strong in fiscal year 1999 as the Company realizes a full year's sales of certain "super" vitamins that were introduced last year. The Company also anticipates that other new product introductions and increases in unit sales of current products to existing customers will contribute to overall sales increases in both product categories. International sales are expected to be strong in Mexico and Canada, countries where the Company currently conducts business. International sales from the Company's Russian investment in Russia/Ukraine are expected to be soft due to the collapse of the Russian economy in August 1998.

         The Company anticipates that both gross profit and gross profit as a percent of net sales will increase in fiscal year 1999, primarily due to reduced sales of lower margin personal care products and increased sales of higher margin OTC pharmaceutical and nutritional products. The Company continues to experience competitive pricing pressures; however, it is anticipated that the business process redesign effort and employee initiated task force programs will somewhat reduce this negative margin impact on the continuing business. With respect to operating expenses, research and development expenses related to new product introductions should continue to increase; distribution expenses are expected to decrease as a percentage of net sales due to improved operational efficiencies; and selling and administrative expenses as a percentage of net sales are expected to increase from fiscal year 1998.

         As noted above, the Company conducts business in the Russia/Ukraine through its Russian investment. Due to the collapse of the Russian economy in August 1998, the Company anticipates that it may take an unusual charge of up to $14,000 in the first quarter of fiscal year 1999 for the write-off of accounts receivable, inventories and a note receivable related to this Russian investment.

         Interest expense will be higher in fiscal year 1999, however the Company anticipates that borrowing levels will be reduced throughout the year and that the fiscal year-end 1999 borrowing level will be lower than at fiscal year-end 1998 assuming no material acquisitions. Cash flows from operations and the intended divestiture of the personal care business are expected to substantially fund working capital and capital expenditures. The Company may, however, draw from its available credit facilities, as required.

         Unusual litigation costs related to existing lawsuits are expected to be approximately $4,000 for fiscal year 1999, before consideration of possible insurance reimbursement.

         The Company intends to spend approximately $60,000 during the year for capital additions and improvements, primarily for completion of a distribution facility, expansion of the manufacturing facility for nutritional products and equipment for OTC and nutritional products.

         The Company will continue its stock repurchase program, purchasing shares in the open market, subject to market conditions.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk.

         Not applicable.

Additional Item.    Cautionary Note Regarding Forward-Looking Statements.

         The Company or its representatives from time to time may make or may have made certain forward-looking statements, orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those anticipated in such forward-looking statements.

Personal Care Divestiture
         In June 1998 the Company announced its intention to divest of its personal care business. The resulting write-down of assets and tax effects are based on management's current estimate of the fair market value of the personal care net assets, less cost to sell. If the actual net sales price for the personal care business is significantly different from this estimate, the results of operations and financial position of the Company could be materially affected.

Store Brand Product Growth
         The future growth of domestic store brand products will be influenced by general economic conditions, which can influence consumers to switch to store brand products, consumer perception and acceptance of the quality of the products available, the development of new products, the market exclusivity periods awarded on prescription to over-the-counter switch products and the Company's ability to grow the store brand market share. The Company does not advertise like the national brand companies and thus is dependent on retailer promotional spending to drive sales volume and increase market share. Promotional spending is a significant element of selling and administrative expenses and is directly influenced by retailer promotional decisions and is thus very difficult to estimate in future periods. Growth opportunities for the products in which the Company currently has a significant store brand market share (cough and cold remedies and analgesics) will be driven by the ability to offer new products to existing domestic customers and the Company's ability to service new customers internationally. Should store brand growth be limited by any of these factors, there could be a significant impact on the operating results of the Company.

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

         The Company believes that it has excellent relationships with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded.

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

International Operations
         The Company sources certain key raw materials from foreign suppliers and is increasing its sales outside the United States. Additionally, the Company is investing significant amounts in the development of its international business. The Company's primary markets to date have been Mexico, Canada and Russia/Ukraine. The Company's international sales are not material. Sales to customers outside the United States and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties obtaining export or import licenses, and the imposition of withholding or other taxes, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Product Availability
         In the past, supplies of certain raw materials, bulk tablets and finished goods purchased by the Company have become limited, or are available from one or only a few suppliers, and it is possible that this will occur in the future. Should this situation occur, it can result in increased prices, rationing and shortages. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials, bulk tablets and finished goods. Certain shortages could adversely affect financial results.

Legal Exposure
         From time to time the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to competitive issues, contract issues, intellectual property matters, workers' compensation and product liability. Currently, the most significant litigation relates to a purported class action, a derivative action and a complaint related to the purchase of the Company from its former owners. The class action was dismissed by the courts; however, the Court temporarily vacated the judgment while it considers the defendants' request for sanctions. The derivative action has been stayed pending resolution of the class action. The complaint by the former owners was dismissed, however the plaintiffs have appealed the decision. See Item 3, Legal Proceedings for a further discussion of litigation. Litigation tends to be unpredictable and costly. There is no assurance that litigation will not have an adverse effect on the Company's financial position or results of operations in the future.

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

         The Company's largest customer, Wal-Mart, currently comprises approximately 24% of total revenues. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's operating results and financial position.

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

         The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

Year 2000 Issues
         The Company has developed a plan to attempt to determine the year 2000 compliance status of its key suppliers and customers. The Company is developing a contingency plan to deal with those key suppliers and customers that the Company determines will be noncompliant as of the year 2000. The Company cannot however, guarantee the compliance of its key suppliers and customers. In the event that certain key suppliers or customers are not year 2000 compliant and the Company does not have a contingency plan in place to deal with those suppliers or customers, the Company's results of operations and financial condition could be significantly negatively impacted.

Potential Volatility of Stock Price
         The market price of the Company's Common Stock has been, and could be, subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, adverse circumstances affecting the introduction or market acceptance of new products, failure to meet published estimates of or changes in earnings estimates by securities analysts, announcements of new products or enhancements by competitors, sales of Common Stock by existing holders, loss of key personnel, market conditions in the industry, shortages of key components and general economic conditions.

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

Item 8.           Financial Statements and Supplementary Data.

         Financial statements and supplementary data for the Company are on the following pages 32 through 50.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      ----
Report of Independent Certified Public Accountants...................................................   33

Consolidated Statements of Income for the years ended June 30, 1998,
  1997 and 1996......................................................................................   34

Consolidated Balance Sheets as of June 30, 1998 and 1997.............................................   35

Consolidated Statements of Shareholders' Equity for the years ended
  June 30, 1998, 1997 and 1996.......................................................................   36

Consolidated Statements of Cash Flows for the years ended June 30, 1998,
  1997 and 1996......................................................................................   37

Notes to Consolidated Financial Statements...........................................................   38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Perrigo Company
Allegan, Michigan

         We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.



By:  /s/BDO Seidman, LLP
     ---------------------------
      BDO Seidman, LLP


Grand Rapids, Michigan
August 26, 1998

                                 PERRIGO COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)




                                                    Year Ended June 30,
                                         ----------------------------------------
                                             1998           1997           1996
                                         ----------     ----------     ----------
Net sales                                $  902,637     $  844,591     $  778,121
Cost of sales                               670,775        615,720        574,806
                                         ----------     ----------     ----------
Gross profit                                231,862        228,871        203,315
                                         ----------     ----------     ----------

Operating expenses
   Distribution                              31,995         28,073         24,929
   Research and development                  15,942         13,651         10,445
   Selling and administrative               113,584        103,104         88,629
   Restructuring and redesign               122,529          5,503          4,491
   Unusual litigation                         9,585          6,367          6,600
                                         ----------     ----------     ----------
                                            293,635        156,698        135,094
                                         ----------     ----------     ----------

Operating (loss) income                     (61,773)        72,173         68,221

Interest and other expense                    4,219          1,306          5,679
                                         ----------     ----------     ----------
(Loss) income before income taxes           (65,992)        70,867         62,542
Income tax (benefit) expense                (14,356)        25,875         22,700
                                         ----------     ----------     ----------
Net (loss) income                        $  (51,636)    $   44,992     $   39,842
                                         ==========     ==========     ==========


Basic (loss) earnings per share          $    (0.69)    $     0.59     $     0.52
                                         ==========     ==========     ==========


Diluted (loss) earnings per share        $    (0.69)    $     0.58     $     0.52
                                         ==========     ==========     ==========





          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                           June 30,
                ASSETS                                               1998           1997
                                                                     ----           ----
    Current assets
       Cash and cash equivalents                                 $     1,496    $    14,356
       Accounts receivable, net of allowances of $2,691 and
          $3,026, respectively                                        74,601         93,367
       Inventories                                                   181,467        161,473
       Prepaid expenses and other current assets                       5,817          4,849
       Current deferred income taxes                                  42,675          8,333
       Assets held for sale                                           66,398              -
                                                                   ----------   -----------
             Total current assets                                   372,454        282,378

    Property and equipment
       Land                                                           11,052         12,230
       Buildings                                                     137,071        158,431
       Machinery and equipment                                       154,915        188,252
                                                                  ----------    -----------
                                                                     303,038        358,913
       Less accumulated depreciation                                 112,394        123,053
                                                                  ----------    -----------
                                                                     190,644        235,860

    Goodwill, net                                                     20,741         40,834
    Other                                                             12,022          9,305
                                                                  ----------    -----------
                                                                 $   595,861    $   568,377
                                                                  ==========    ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities
       Accounts payable                                          $    78,791    $    63,846
       Notes payable                                                   5,379              -
       Payrolls and related taxes                                     13,266         17,219
       Accrued expenses                                               40,791         29,932
       Income taxes                                                    3,293          1,450
       Current installments on long-term debt                              -            300
                                                                  ----------    -----------
               Total current liabilities                             141,520        112,747

    Deferred income taxes                                             27,264         28,215
    Long-term debt, less current installments                         81,619          1,540
    Minority interest                                                    380              -

    Shareholders' equity
       Preferred stock, without par value,
          10,000 shares authorized, none issued                            -              -
       Common stock, without par value, 200,000 shares authorized,
         74,692 and 76,516 issued, respectively                      116,660        145,779
       Unearned compensation                                             (42)             -
       Retained earnings                                             228,460        280,096
                                                                  ----------    -----------
               Total shareholders' equity                            345,078        425,875
                                                                  ----------    -----------
                                                                  $  595,861    $   568,377
                                                                  ==========    ===========



          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                       Common Stock Issued
                                                       -------------------
                                                                                  Unearned      Retained
                                                       Shares       Amount       Compensation   Earnings
                                                       ------       ------       ------------   --------

   Balance June 30, 1995                                76,019    $  145,355     $        -  $    195,262
   Issuance of common stock under stock
      options                                              308           241              -             -
   Tax benefit from stock transactions                       -           460              -             -
   Net income                                                -             -              -        39,842
                                                       -------    ----------   ------------   -----------
   Balance June 30, 1996                                76,327       146,056              -       235,104

   Issuance of common stock under stock
      options                                              264           202              -             -
   Tax benefit from stock transactions                       -           444              -             -
   Purchases and retirements of common
      stock                                                (75)         (923)             -             -
   Net income                                                -             -              -        44,992
                                                       -------    ----------   ------------   -----------
    Balance June 30, 1997                               76,516       145,779              -       280,096

   Issuance of common stock under stock
      options                                              287           554              -             -
   Issuance of common stock under restricted
      stock plan                                             5            70            (70)            -
   Earned compensation for restricted stock                  -             -             28             -
   Tax benefit from stock transactions                       -           452              -             -
   Purchases and retirements of common stock            (2,116)      (30,195)             -             -
   Net (loss)                                                -             -              -       (51,636)
                                                       -------    ----------   ------------   -----------
   Balance June 30, 1998                                74,692   $   116,660     $      (42) $    228,460
                                                       =======    ==========   ============   ===========



          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              YEAR ENDED JUNE 30,
                                                                                 -----------------------------------------
                                                                                   1998             1997           1996
                                                                                 ---------       ---------       ---------
Cash Flows (For) From Operating Activities
   Net (loss) income                                                             $ (51,636)      $  44,992       $  39,842
   Adjustments to derive cash flows
      Restructuring, net of cash                                                   121,468               -               -
      Depreciation                                                                  26,733          26,178          24,858
      Amortization of intangibles                                                    2,740           2,424           2,362
      Deferred income taxes                                                        (34,754)         (1,139)          3,635
      Provision for losses on accounts receivable                                      580             638             361
      Minority interest                                                                192               -               -
      Change in unearned compensation                                                   28               -               -
      Changes in operating assets and liabilities, net of
          restructuring and amounts acquired from
          business acquisition
        Accounts receivable                                                         (5,464)         (2,609)         (6,739)
        Inventories                                                                (63,221)         (4,497)          6,573
        Prepaid expenses and other current assets                                     (121)            446             203
        Accounts payable                                                            30,440           7,146            (334)
        Payrolls and related taxes                                                  (4,598)          4,217             189
        Accrued expenses                                                            (1,889)          8,515           1,754
        Income taxes                                                                 1,843             225             211
                                                                                 ---------       ---------       ---------
          Net cash from operating activities                                        22,341          86,536          72,915
                                                                                 ---------       ---------       ---------

Cash Flows (For) From Investing Activities
   Additions to property and equipment                                             (70,699)        (23,046)        (17,603)
   Business acquisitions, net of cash                                              (14,716)              -               -
   Other                                                                            (3,077)         (1,733)         (5,796)
                                                                                 ---------       ---------       ---------
           Net cash for investing activities                                       (88,492)        (24,779)        (23,399)
                                                                                 ---------       ---------       ---------

Cash Flows (For) From Financing Activities
   Borrowings of short-term debt                                                       861               -               -
   Borrowings of long-term debt                                                     81,619               -               -
   Repayments of long-term debt                                                          -         (47,300)        (50,300)
   Tax benefit of stock transactions                                                   452             444             460
   Issuance of common stock                                                            554             202             241
   Repurchase of common stock                                                      (30,195)           (923)              -
                                                                                 ---------       ---------       ---------
          Net cash from (for) financing activities                                  53,291         (47,577)        (49,599)
                                                                                 ---------       ---------       ---------

          Net (decrease) increase in cash and cash
                equivalents                                                        (12,860)         14,180             (83)
Cash and cash equivalents, at beginning of period                                   14,356             176             259
                                                                                 ---------       ---------       ---------
Cash and cash equivalents, at end of period                                      $   1,496       $  14,356       $     176
                                                                                 =========       =========       =========

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
      Interest                                                                   $   3,577       $   1,436       $   5,556
      Income taxes                                                               $  20,736       $  26,440       $  17,078

          See accompanying notes to consolidated financial statements.

                        PERRIGO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         The Company is the nation's largest manufacturer of store brand over-the-counter (non-prescription) pharmaceutical, personal care and nutritional products. The Company's principal customers are major national and regional retail supermarket, drugstore and mass merchandise chains and major wholesalers located within the United States. All of the Company's manufacturing facilities as of June 30, 1998 were located in the United States except for a majority-owned pharmaceutical manufacturing site located in Mexico. The Company is currently expanding its sales base internationally, primarily in Mexico, Russia/Ukraine and Canada. International sales were immaterial for fiscal years 1998, 1997 and 1996, respectively.

         During the years ended June 30, 1998, 1997 and 1996, one customer accounted for 24%, 22% and 19% of revenues, respectively. None of the Company's other customers account for more than 10% of its sales.

BASIS OF PRESENTATION

         In June 1998 the Company announced its decision to divest of its personal care business. The personal care net assets were written down to their estimated fair value less cost to sell and are included in assets held for sale in the consolidated balance sheet at June 30, 1998. The net fair market value of assets and business to be sold of $66,398 is based on management's current estimate and is subject to change. The fiscal year 1998 consolidated cash flow statement reflects the changes in the balance sheet prior to the effects of the 1998 restructuring. The consolidated income statement includes the results of operations of the personal care business for all years presented. The asset and liability amounts included in the fiscal year 1998 footnotes exclude amounts related to personal care. See Note J to these consolidated financial statements.


PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company's interest is between 20 percent and 50 percent are accounted for using the equity method and are recorded in other noncurrent assets. As of June 30, 1998 the Company had a note receivable in the amount of $4,735 from the Company's Russian investment which is accounted for using the equity method. This note receivable is included in other assets. See Note F to these consolidated financial statements for a further discussion of this Russian investment.

INTERNATIONAL OPERATIONS

         Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet date except for nonmonetary assets and liabilities, and related income and expense accounts, which are translated at the historical rates. Remaining income and expense items are translated at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in the exchange rates are recorded in the income statement because the Company's foreign subsidiary that is denominated in a foreign currency operates in a highly inflationary economy. Gains and losses resulting from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported earnings, financial position and various disclosures. Actual results could differ from those estimates.

REVENUES

         Revenues from product sales are recognized when the goods are shipped to the customer. A provision is recorded as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies and other items.

FINANCIAL INSTRUMENTS

         The carrying amount of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and long-term debt, approximates their fair value.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist primarily of demand deposits and other securities with maturities of three months or less at the date of purchase.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined primarily using the first-in, first-out (FIFO) method.

LONG-LIVED ASSETS

         Property and equipment are recorded at cost and are depreciated primarily using straight-line methods for financial reporting and accelerated methods for tax reporting. Cost includes an amount of interest associated with significant capital projects. Useful lives for financial reporting range from 5-10 years for machinery and equipment, and 10-40 years for buildings. Maintenance and repair costs are charged to earnings while expenditures that increase asset lives are capitalized.

         Goodwill resulting from business acquisitions is amortized on a straight-line basis over 25 years. Amortization of $2,523, $2,127 and $2,127 was recorded during the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Accumulated amortization was $9,094 and $12,467 as of June 30, 1998 and 1997, respectively. Net goodwill of $27,551 was written off in fiscal year 1998 as part of the 1998 restructuring. See Note J for a further discussion of the 1998 restructuring.

         The Company periodically reviews long-lived assets not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the fiscal years ended June 30, 1998 and 1997, there were no adjustments to the carrying value of long-lived assets not held for sale as a result of this review.

INCOME TAXES

         Deferred income tax assets and liabilities are recorded based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rates.

EARNINGS PER SHARE

         In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." The Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The Statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the numerators and denominators used in the calculations. The Statement is effective for financial statements issued for periods after December 15, 1997, including interim periods.

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" EPS calculations follows:


                                                       Year Ended June 30,
                                                --------------------------------
                                                   1998        1997       1996
                                                  -------     ------     ------
Numerator:
Net (loss) income used for both "basic"
  and "diluted" EPS calculation                  $(51,636)   $ 44,992   $ 39,842
                                                 ========    ========   ========

Denominator:
Weighted average shares outstanding
   for the period - used for "basic"
   EPS calculation                                 75,302      76,522     76,224
Dilutive effect of stock options                        -         752        976
                                                 --------    --------   --------
Weighted average shares outstanding
   for the period - used for "diluted"
   EPS calculation                                 75,302      77,274     77,200
                                                 ========    ========   ========


         The effect of stock options of 866 shares was not included at June 30, 1998 because to do so would have been antidilutive.

         Earnings per share for the fiscal years ended June 30, 1997 and 1996 have been restated to conform to SFAS No. 128.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1997 the FASB issued two new disclosure standards. Both of these new standards are effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. Results of operations and financial position will be unaffected by implementation of these new standards.

         SFAS No. 130, AReporting Comprehensive Income,@ establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the fiscal years ended June 30, 1998, 1997 and 1996, the Company had no items of other comprehensive income.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management is evaluating the impact, if any, that this statement will have on future financial statement disclosures.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 1999 to affect its financial statements.

NOTE B - INVENTORIES

         Inventories are summarized as follows:


                                                             At June 30,
                                                    ----------------------------
                                                       1998                1997
                                                    --------            --------
Finished goods                                      $ 70,206            $ 77,953
Work in process                                       76,015              53,291
Raw materials                                         35,246              30,229
                                                    --------            --------
                                                    $181,467            $161,473
                                                    ========            ========

NOTE C - LONG-TERM BORROWINGS AND CREDIT ARRANGEMENTS

         Long-term debt consists of the following:

                                                               At June 30,
                                                        ------------------------
                                                          1998             1997
                                                        -------          -------

Revolving line of credit........                        $40,000          $     -
Uncommitted lines of credit.....                         41,619                -
Note payable, Industrial
    Development Board of
    Rutherford County, TN.......                              -            1,840
                                                        -------          -------
Total  ...................81,619                          1,840
Less current installments.......                              -              300
                                                        -------          -------
Long-term debt..................                        $81,619          $ 1,540
                                                        =======          =======

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

         During 1998, the Company replaced its two uncommitted credit facilities which totaled $60,000 with two new uncommitted credit facilities totaling $55,000. Both facilities can be terminated by either party at any time. The Company's restrictive covenants under these facilities are substantially the same as those under the $150,000 credit facility.

         Interest rates on the revolving credit facility are established at the time of borrowing through four different pricing options: the prime rate (8.50% at June 30, 1998), a LIBOR rate plus a factor (.18% at June 30, 1998) established quarterly based on the interest coverage ratio, a CD rate plus a factor (.305% at June 30, 1998) established quarterly based on the interest coverage ratio, or at a rate based on interest rate bids submitted by banks within the bank group, for periods of 1 to 29 days. Interest rates associated with the uncommitted credit facility loans are based on bids submitted by the financial institutions for periods of 1 to 90 days.

         The Company is obligated to the Industrial Development Board of Rutherford County, Tennessee, under an agreement entered into to finance the acquisition of certain machinery and equipment installed at the Smyrna, Tennessee plant. The debt is subject to mandatory sinking fund redemption through final maturity on October 1, 2001, bears interest at a variable rate (3.60% at June 30, 1998) and is secured by a letter of credit and a security interest in the assets financed. The debt of $1,540 at June 30, 1998, is associated with the personal care business; thus it is netted against assets held for sale.

         In conjunction with the decision to divest the personal care business, management met with the group of banks which provide financing under the $150 million unsecured revolving credit facility to modify its terms so that the Company would be in compliance with its debt covenants. Management obtain modifications retroactive to June 30, 1998.

NOTE D - INCOME TAXES

         A summary of income taxes is as follows:


                                                                                 Year Ended June 30,
                                                           --------------------------------------------------------------
                                                              1998                      1997                       1996
                                                           --------                   --------                   --------

     Current:
         Federal ........................                  $ 19,768                   $ 26,414                   $ 17,545
         State ..........................                       630                        600                      1,520
                                                           --------                   --------                   --------
                                                             20,398                     27,014                     19,065
     Deferred ...........................                   (34,754)                    (1,139)                     3,635
                                                           --------                   --------                   --------
       Total ............................                  $(14,356)                  $ 25,875                   $ 22,700
                                                           ========                   ========                   ========

         The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the net deferred income tax liability are as follows:

                                                                                                    At June 30,
                                                                                       -----------------------------------
                                                                                         1998                       1997
                                                                                       ---------                 ---------
     Allowance for impaired assets and related
       reserve for restructuring .....................................                 $ 35,072                  $      -
     Accumulated depreciation ........................................                  (28,225)                  (27,993)
     Inventory costs .................................................                    2,275                     2,325
     Allowance for doubtful accounts .................................                    1,287                     1,061
     Accrued expenses not yet deductible .............................                    5,372                     4,457
     Other, net ......................................................                     (370)                      268
                                                                                       --------                  --------
     Net deferred income tax asset (liability) .......................                 $ 15,411                  $(19,882)
                                                                                       ========                  ========

         The net deferred income tax liability is presented in the balance sheets as follows:


                                                                                                    At June 30,
                                                                                       -----------------------------------
                                                                                         1998                       1997
                                                                                       ----------                ---------

     Current asset ...........................................                          $42,675                    $ 8,333
     Long-term liability .....................................                           27,264                     28,215

         The effective income tax rate varied from the statutory Federal tax rate as follows:


                                                                                           Year Ended June 30,
                                                                              -------------------------------------------
                                                                                1998               1997             1996
                                                                              --------            ------           ------

     Federal statutory rate .......................................             (35.0)%            35.0%            35.0%
     Expenses not deductible for tax purposes:
       Restructuring charges, primarily related to goodwill
         write-off ................................................              11.2                 -                -
       Goodwill amortization ......................................               0.8               2.3              2.6
       Other ......................................................               1.2              (0.8)            (1.3)
                                                                                 ----              ----             ----

     Effective income tax rate ....................................             (21.8)%            36.5%            36.3%
                                                                                 ====              ====             ====

NOTE E - RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

         The Company has a qualified profit-sharing plan and three investment plans under section 401(k) of the Internal Revenue Code, which cover substantially all employees. Contributions to the qualified profit-sharing plan are at the discretion of the Board of Directors. Under the investment plans, the Company matches a percentage of employees' contributions. Under one of the plans, the Company makes a contribution of 2% of base compensation paid to eligible employees. The Company's contributions to the plans were $6,609, $5,854 and $5,322 for the years ended June 30, 1998, 1997 and 1996, respectively.

         The Company has postretirement plans that provide medical benefits for retirees and their eligible dependents. Employees become eligible for these benefits if they meet certain minimum age and service requirements. The Company reserves the right to modify or terminate these plans. The plans are not funded. The unfunded accumulated postretirement benefit obligation at June 30, 1998 and 1997 and the benefits expensed in fiscal years 1998, 1997 and 1996 are immaterial to the financial position and results of operations of the Company.

NOTE F - COMMITMENTS AND CONTINGENCIES

         The Company leases certain assets, principally warehouse facilities and data processing equipment, under agreements which expire at various dates through October 2004. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows:
1999--$10,615; 2000--$5,681; 2001--$2,525; 2002--$1,144; 2003--$508; and
thereafter--$98. Rent expense under all leases was $14,367, $12,850 and $12,904 for the years ended June 30, 1998, 1997 and 1996, respectively.

         The Company has committed to spend up to $41,000 over fiscal years 1998 and 1999 to build new distribution facilities in Allegan, Michigan and LaVergne, Tennessee. During fiscal year 1998, the Company spent $29,000 related to these new distribution facilities. These facilities will replace multiple leased facilities in Holland, Michigan and LaVergne, Tennessee. The LaVergne, Tennessee facility is part of the intended personal care divestiture.

         The Company conducts business in the Russia/Ukraine through its Russian investment. Due to the collapse of the Russian economy in August 1998, the Company anticipates that it may take an unusual charge of up to $14,000 in the first quarter of fiscal year 1999 for the write-off of accounts receivable, inventories and a note receivable related to this Russian investment.

         In July 1994, the Company was served a "summons with notice" alleging breach of fiduciary duties by its officers in connection with their purchase of the Company from the former owner in April 1988. In February 1995, a complaint was filed seeking unspecified damages. In June 1998 the United States District Court for the Western District of Michigan dismissed, at the close of the plaintiff's case, the action filed by the former owner. In July 1998 the former owner filed an appeal. In March 1995, the Company was served with a complaint purporting to be a class action lawsuit on behalf of shareholders who purchased Perrigo common stock between May 11, 1993 and May 10, 1994. The complaint alleges various violations of federal securities laws and seeks unspecified damages. In June 1998, the Court granted defendant's motion of a summary judgement in this case. In June 1998, the plaintiffs filed a motion to file a proposed second amended complaint. Subsequent to fiscal year-end 1998, the Court dismissed the class action lawsuit against all defendants and entered an order (the "Order") requiring plaintiffs' attorneys to respond to a motion for sanctions filed by the Company and certain other defendants within 30 days. Subsequently, the plaintiffs requested that the Court reconsider the Order and also requested that the Court temporarily vacate the judgment while it considers defendants' request for sanctions. The Court then issued a second order vacating the judgment "in order to avoid piecemeal appeals on the merits and this Court's ruling on Defendants' request for sanctions." The Court has not yet ruled on plaintiffs' request to reconsider the Order or defendants' request for sanctions. If the Court denies plaintiffs' request to reconsider, the plaintiffs will have the option to appeal the dismissal of their case. In the event that the plaintiffs appeal this suit, the Company intends to continue to defend the case vigorously as it believes the suit is without merit.

         In June 1995, the Company received notice of a possible derivative class action against the Company, as a nominal defendant, and certain of its officers and directors, and their trusts. In November 1995, the related complaint was filed. The complaint alleges possible violation of Michigan law, seeks to protect the Company against any expense or liability arising out of the aforementioned and purported class action lawsuit, and seeks to recover any proceeds unlawfully received by named officers and directors and their trusts in the October 1993 public offering. In January 1998, the Court entered an order staying the derivative action pending the resolution of the related class action case.

         The consolidated statements of income for the years ended June 30, 1998, 1997 and 1996 include $9,585, $6,367 and $6,600, respectively, of charges primarily related to the three legal actions described above. While future costs related to those matters are uncertain, the Company estimates that an additional $4,000 could be incurred in fiscal year 1999. Actual amounts incurred could materially differ from these estimates.

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

NOTE G - SHAREHOLDERS' EQUITY

         In May 1997, the Company announced a common stock repurchase program. The program calls for the repurchase of up to 7,500 shares, subject to market conditions. Purchases are made in the open market. During fiscal year 1998 the Company purchased 2,116 shares of common stock for $30,195 under this common stock repurchase program. During fiscal year 1997, the Company purchased 75 shares of common stock for $923. The common stock repurchased for both years was retired.

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

         In November 1997 the Company established a restricted stock plan for directors, which is intended to attract and retain the services of experienced and knowledgeable non-employee directors. The Company reserved 25 common shares for issuance under the plan. The terms of the plan call for the granting of $10 worth of restricted shares to each Director on the date of the Annual Board Meeting. The number of shares issued is based on the fair market value of the shares on the date of the Annual Board Meeting. The restricted shares become vested on the date of the next Annual Board Meeting on which the Director's existing term as a Board member is set to expire (director terms are generally three years). The holder of restricted shares has all rights of a shareholder except that the shares are restricted as to sale or transfer for the vesting period and the shares are forfeited upon termination in certain circumstances. The Company accounts for these restricted shares as unearned compensation, which is ratably charged to expense over the vesting period. In fiscal year 1998 the Company granted 5 shares at $70 and charged $28 to expense. The unearned compensation included in stockholder's equity at June 30, 1998 was $42.

         The Company's 1988 Employee Incentive Stock Option Plan, as amended in November 1997, grants key management employees options to purchase shares of common stock. The options vest and may be exercised from one to ten years after the date of grant based on a vesting schedule. Proceeds from the exercise of stock options under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock.

         A summary of activity for the Company's employee stock option plan is presented below:


                                                                                  Year Ended June 30,
                                                        --------------------------------------------------------------------
                                                                   1998                1997                 1996
                                                        --------------------  ----------------------- ----------------------

                                                                    Weighted              Weighted                 Weighted
                                                                    Average               Average                  Average
                                                                    Exercise              Exercise                 Exercise
                                                        Shares       Price    Shares      Price       Shares       Price
                                                        ------      --------  ------      --------    ------       --------
Options outstanding at beginning of year ..........      3,737      $11.43    3,248       $11.83       3,239        $11.07
Granted ...........................................      1,022       12.94    1,235         9.18         498         12.34
Exercised .........................................       (287)      (1.93)    (264)        (.74)       (280)         (.83)
Terminated ........................................       (329)     (14.08)    (482)      (14.26)       (209)       (15.99)
                                                         -----                -----                   ------
Options outstanding at end of year ................      4,143       12.25    3,737        11.43       3,248         11.83
Options exercisable at end of year ................      1,333       12.28    1,104        10.96       1,062          8.67
Options available for grant at end of year ........      1,608                1,981                    2,734
Price per share of options outstanding ............     $.22 to              $.22 to                  $.22 to
                                                        $31.25               $31.25                   $31.25


         In September 1998, the Company granted options to certain employees to purchase 936 shares at an exercise price of $8.5625.

         The Company issues stock options to directors under a non-qualified stock option plan. Options granted under the plan vest and may be exercised from one to ten years after the date of grant based on a vesting schedule. As of June 30, 1998, options to purchase 98 shares at prices ranging from $.57 to $29.38 and at a weighted average price of $15.13 were outstanding, 41 of which were exercisable at a weighted average price of $15.56. There were 19 options granted at a weighted average exercise price of $14.68. There were no options exercised and there were five options terminated at a weighted average price of $14.60 in the fiscal year ended June 30, 1998. There were 34 options available for grant at June 30, 1998.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized. Had compensation cost been determined and recorded based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net (loss) income and (loss) earnings per share would have been reduced (loss increased in fiscal year 1998) as follows:


                                                    Fiscal Year
                                            1998        1997       1996
                                           ------      ------     ------

Decrease in net income
   or increase in net loss                 $2,558      $1,642      $613
Basic earnings per share                   $  .03      $  .01      $.01
Diluted earnings per share                 $  .03      $  .02      $.01


         The effects on net (loss) income and (loss) earnings per share for fiscal years 1998, 1997 and 1996 may not be representative of future years because compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

         The weighted average fair value per option at the date of grant for options granted during fiscal years 1998, 1997 and 1996 was $5.79, $4.04 and $5.44, respectively. The fair value was estimated using the Black-Sholes option pricing model with the following weighted average assumptions:


                                                               Fiscal Year
                                                       --------------------------
                                                       1998       1997       1996
                                                       -----      -----      -----

Dividend yield                                          0.0%       0.0%       0.0%
Volatility, as a percent                               31.3%      30.0%      30.0%
Risk-free interest rate                                 6.1%       6.3%       6.4%
Expected life in years after vest date                  3.0        3.0        3.0


         Forfeitures are accounted for as they occur.

         The following table summarizes information concerning options outstanding under the Plans at June 30, 1998:


                                       Options Outstanding                                Options Exercisable
          ------------------------------------------------------------------------  ---------------------------------

                                                  Weighted
                                                   Average                                       Weighted
           Range of             Number            Remaining       Weighted        Number         Average
           Exercise           Outstanding        Contractual       Average      Exercisable      Exercise
           Prices              at 6/30/98        Term (Years)   Exercise Price  at 6/30/98        Price
           ------              ----------        ------------   --------------  ----------        -----

          $0.22 - $9.06            419               2.48           $1.39          405            $1.12
           9.07 - 11.09          1,105               8.16            9.18           91             9.16
          11.10 - 12.97          1,372               8.52           12.75          144            12.30
          12.98 - 31.25          1,345               5.36           17.86          734            19.00
                                 -----                                           -----
                                 4,241                                           1,374
                                 =====                                           =====



NOTE H - ACQUISITION

         On September 11, 1997, the Company acquired 87.8% of the outstanding shares of Quimica y Farmacia, S.A. de C.V. for approximately $16,000. Quimica y Farmacia, S.A. de C.V. is a pharmaceutical manufacturer and distributor located in Mexico. The assets, liabilities, sales and profits of this acquisition, which are not considered material to the Company, are included in the consolidated financial statements since the acquisition date.


NOTE I - QUARTERLY FINANCIAL DATA (Unaudited)


1998                                                               September 30,     December 31,      March 31,         June 30,(1)
-------------------------                                          -------------     ------------      ----------        -----------

Net sales .................................................         $ 223,773         $ 240,738         $ 223,676         $ 214,450
Gross profit ..............................................            59,466            66,291            56,208            49,897
Net income (loss) .........................................            13,205            14,445             9,475           (88,761)
Basic earnings (loss) per share ...........................         $     .17         $     .19         $     .13         $   (1.19)
Diluted earnings (loss) per share .........................               .17               .19               .13             (1.19)
      Weighted average shares outstanding
          Basic ...........................................            76,213            75,573            74,622            74,661
          Diluted(2) ......................................            77,370            76,778            75,321            74,661



1997                                                               September 30,     December 31,      March 31,           June 30,
-------------------------                                          -------------     ------------     ----------         -----------

Net sales ..................................................          $212,174          $221,665        $214,580          $196,172
Gross profit ...............................................            55,294            62,648          57,920            53,009
Net income .................................................            10,717            13,691          11,600             8,984
Basic earnings per share ...................................          $    .14          $    .18        $    .15          $    .12
Diluted earnings per share .................................               .14               .18             .15               .12
      Weighted average shares outstanding
          Basic ............................................            76,414            76,526          76,549            76,512
          Diluted ..........................................            77,166            77,215          77,365            77,378


(1) Includes a pre-tax restructuring charge of $121,966, which amounted to $86,894 or $1.16 per share on an after-tax basis. Excluding the effects of the restructuring charge, net loss would have been $1,867 or $.03 per share. See Note J to these consolidated financial statements.
(2) In the fourth quarter the effect of stock options of 628 shares was not included because to do so would have been antidilutive.


NOTE J - RESTRUCTURING AND REDESIGN COSTS

         For fiscal years 1998, 1997 and 1996, the Company incurred restructuring and redesign charges primarily related to an intended divestiture, facilities closings, business process redesign efforts and streamlining operations. The total restructuring and redesign charges were $122,529, $5,503 and $4,491 for fiscal years 1998, 1997 and 1996, respectively. The total restructuring reserve balance was $12,259, $819 and $1,648 at June 30, 1998, 1997 and 1996, respectively.


1998 RESTRUCTURING

         In June 1998 the Company announced a major restructuring plan which involves the closing of certain personal care manufacturing facilities and the intention to divest the personal care business. Although personal care products have historically delivered lower profit margins than OTC pharmaceutical and nutritional products, the Company believed that this performance could be improved to acceptable levels. In the latter half of fiscal year 1998, personal care profit margins deteriorated due to competition and cost increases, resulting in the Company's decision to divest the personal care business and concentrate on OTC pharmaceutical products, nutritional products and its international business. The Company believes that focusing on these core businesses will provide the greatest value to its shareholders. A pre-tax charge of $121,966, which included $109,707 for impairment of assets and a reserve of $12,259 for anticipated incremental cash expenditures, recorded in accordance with Emerging Issues Task Force ("EITF") 94-3, was recorded in June 1998 related to this restructuring. The components of the charge and related reserve are discussed below. The restructuring charge is based on management's current estimate of the fair market value of the assets and business to be sold and is subject to change. The impairment of long-lived assets was determined by comparing the carrying value of the related assets to their fair value less cost to sell. Assets held for sale of $66,398 are no longer being depreciated or amortized and are included in the current assets section of the consolidated balance sheet at June 30, 1998. The restructuring plan is intended to be completed in fiscal year 1999 and the Company anticipates that it will realize benefits primarily in the second half of fiscal year 1999. Costs that will be expensed as incurred in fiscal year 1999 in accordance with EITF 94-3 are approximately $2,000 for net operating losses and $2,000 for plant inefficiencies.

         In order to improve the operating efficiency of the personal care business and to maximize its sale value, the Company decided to close manufacturing facilities in California and Missouri. A pre-tax charge of $22,836 was recorded related to these closures. The components of the charge are $20,556 for impairment of assets, $1,625 for termination benefits for 165 employees primarily in the manufacturing employee group and $655 for other facilities closing costs. A reserve of $2,280 was recorded for the anticipated incremental cash expenditures related to the termination benefits and other facilities closing costs.

     The decision to divest the personal care business was reached after extensive review of its operations and expected profitability. Although personal care estimated cash flows in previous years were sufficient to recoup the Company's investment in the personal care business, the Company decided to divest the personal care business and reallocate resources to its more profitable OTC pharmaceutical, nutritional and international business. A pre-tax charge of $99,130 was recorded for this intended divestiture. The components for the charge are $89,151 for impairment of assets and $9,979 for other anticipated incremental transition costs. A reserve of $9,979 was recorded for the anticipated incremental cash expenditures related to the transition costs. Net sales for the personal care business were $212,261, $206,480 and $212,234 for fiscal years 1998, 1997 and 1996, respectively. The Company does not maintain operating income information by its three main product categories (OTC pharmaceutical, nutritional and personal care products), however, based on the incremental approach, the Company estimates that the pre-tax operating losses for the personal care business were approximately $8,000, $2,000 and $5,000 for fiscal years 1998, 1997 and 1996, respectively.

1996 - 1997 RESTRUCTURING AND REDESIGN

         In fiscal year 1995, the Company announced a restructuring of operations designed to better serve its customers and improve operational efficiencies. The restructuring plan included consolidating the sales and marketing functions across all product lines, eliminating multiple sales efforts and increasing resources in marketing. The plan called for the termination of 106 employees, primarily in the selling and administrative employee groups within the following twelve months. In fiscal year 1996, 87 employees were actually terminated. The restructuring also included the elimination of certain low volume products and the consolidation of two distribution centers. The termination benefits, warehouse consolidation costs and low volume product costs were accrued while $1,883 costs were expensed as incurred.

         In fiscal year 1996, the Company initiated a business process redesign effort, which is focused primarily on how the Company manages its processes for customer orders and new product development. These costs are expensed as incurred.

         In fiscal year 1997, the Company recorded a restructuring charge for the closing of its truck fleet operations. Restructuring costs included termination benefits for 50 employees in the distribution employee group. The closing was substantially completed in fiscal year 1997 and 50 employees were actually terminated.

         The restructuring and redesign charges as described above and the related reserves are detailed in the following table:


                                              1995 Restructuring Plan
                           ----------------------------------------------------------
                              Low                         Streamline                      Business     Closing of
                           Volume SKU      Warehouse          Of                          Process      Truck Fleet
                           Reduction     Consolidation    Operations       Total         Redesign      Operations
                           ----------    -------------   -----------       -----         --------      ----------

Restructuring Reserves

Balance at 6/30/95         $     700      $      700     $     2,600    $     4,000     $         -     $      -


Additions                      1,400               -               -          1,400               -            -
Charges                       (1,055)           (284)         (2,413)        (3,752)              -            -
                           ---------       ---------     -----------    -----------     -----------     --------

Balance at 6/30/96             1,045             416             187          1,648               -            -
                           ---------       ---------     -----------    -----------     -----------     --------


Additions                          -               -               -              -               -        1,211
Charges                         (696)           (118)           (187)        (1,001)              -       (1,039)
                            --------        --------     -----------    -----------     -----------     --------

Balance at 6/30/97               349             298               -            647               -          172
                            --------       ---------     -----------    -----------     -----------     --------


Additions                          -               -               -              -               -            -
Charges                         (349)           (298)              -           (647)              -         (172)
                            --------      ----------     -----------     ----------     -----------     --------

Balance at 6/30/98         $       -      $        -     $         -    $         -     $         -     $      -
                           =========      ==========     ===========    ===========     ===========     ========

Restructuring and Redesign Expenses

         1996              $   1,400      $        -     $     1,883    $     3,283     $     1,208     $      -
         1997                      -               -              95             95           4,197        1,211
         1998                      -               -               -              -             563            -




      The additions to the "Restructuring Reserves" table represent those costs which met the criteria of EITF 94-3 to be expensed in conjunction with and at the time of the restructuring plan. The "Restructuring and Redesign Expenses" table presents total costs recognized during each fiscal year, including those costs which were expensed as incurred as they did not meet the criteria to be accrued at the time of the restructuring plan.

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

         (b)    Executive Officers of the Company.

                See Part I, Additional Item of this Form 10-K on page 16.

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

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The following documents are filed or incorporated by reference as part of this Form 10-K:

                1. ALL financial statements. See Index to Consolidated
                   Financial Statements on page 32 of this Form 10-K.

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

           10(c)            - Registrant's 1988 Employee Incentive Stock Option Plan as amended, incorporated by reference from Exhibit A of the Registrant's 1997 proxy statement.

           10(d)            - Registrant's 1989 Non-Qualified Stock Option Plan for Directors as amended, incorporated by reference from Exhibit B of the Registrant's 1997 Proxy Statement as amended at the
                              Annual Meeting of Shareholders on November 6, 1997.

           10(e)            - First Amendment to Registrant's Credit Agreement, dated June 29, 1998

           10(f)            - Credit Agreement, dated March 25, 1998, between Registrant and Wachovia Bank, N.A.

           10(g)            - Registrant's Restricted Stock Plan for Directors, dated November 6, 1997

           21               - Subsidiaries of the Registrant.

           23               - Consent of BDO Seidman, LLP.

           24               - Power of Attorney (see signature page).

           27               - Financial Data Schedule.


         (b) Exhibit and reports on Form 8-K.

                  (i) The Company filed a report on Form 8-K on July 7, 1998 that announced a major restructuring plan designed to lower costs and improve operating efficiencies and financial performance. The restructuring involves closing of manufacturing facilities in California and Missouri and the intention to divest the Company's personal care business.

                  The Company estimated that the closures, consolidation of manufacturing operations and the write-down of assets would result in nonrecurring pre-tax charges of approximately $100 - 125 million in the fiscal year ending June 30, 1998, and an additional $5 - 10 million for operating losses and restructuring related expenses over the next 12 months. The restructuring is estimated to realize an ongoing benefit to operating income of approximately $7 - 10 million annually. The Company will finalize a review of the charges prior to issuing year-end results in August.

                  The Company has retained J. P. Morgan Securities, Inc., to explore strategic options to maximize the sale value of the personal care business.

                  The Company noted that the nonrecurring charges will result in a net loss for both the fourth quarter and the fiscal year ending June 30, 1998. Fourth quarter fiscal 1998 earnings, excluding nonrecurring charges, are anticipated to be below expectations as a result of continued margin pressure due to declining profitability of personal care products, weak demand in higher margin OTC pharmaceutical products, increased expenses due to higher research and development costs, expenses related to new product launches, and greater than anticipated litigation charges.

                  (ii) The Company filed a report on Form 8-K on April 28, 1998 that announced Christopher J. Coughlin resigned as a member of the Board of Directors. Mr. Coughlin tendered his resignation due to potential business conflicts resulting from a change in employment. On February 17, 1998, Mr. Coughlin was named Executive Vice President and Chief Financial Officer of Pharmacia & Upjohn, Inc. Mr. Coughlin had been President of Nabisco International and had been a Perrigo director since November 6, 1997.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE




Board of Directors
Perrigo Company
Allegan, Michigan

         The audits referred to in our report to Perrigo Company and Subsidiaries dated August 26, 1998, relating to the consolidated financial statements of Perrigo Company, which is contained in Item 8 of this Form 10-K for the year ended June 30, 1998, included the audit of Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

         In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



By:  /s/BDO Seidman, LLP
     ------------------------
     BDO Seidman, LLP

Grand Rapids, Michigan
August 26, 1998

                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

                                 PERRIGO COMPANY

                                 (IN THOUSANDS)




                                                      BALANCE        CHARGED TO                          BALANCE
                                                    AT BEGINNING      COSTS AND                           AT END
         DESCRIPTION                                 OF PERIOD        EXPENSES        DEDUCTIONS(1)     OF PERIOD
         -----------                                 ---------        ---------       -------------     ---------

Year Ended June 30, 1996:
  Reserves and allowances deducted from asset accounts:
         Allowance for uncollectible accounts          $3,040          $   361          $   426           $2,975

Year Ended June 30, 1997:
  Reserves and allowances deducted from
     asset accounts:
         Allowance for uncollectible accounts          $2,975          $   638          $   587           $3,026

Year Ended June 30, 1998:
  Reserves and allowances deducted from
     asset accounts:
         Allowance for uncollectible accounts          $3,026          $   581          $   915           $2,691




(1) Uncollectible accounts charged off, net of recoveries and the effect of the 1998 restructuring.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 6th of October, 1998.

                                        PERRIGO COMPANY



                                        By:  /s/Michael J. Jandernoa
                                             -----------------------------------
                                                    Michael J. Jandernoa
                                                   Chairman of the Board
                                                 and Chief Executive Officer





                                POWER OF ATTORNEY

         Each person whose signature appears below hereby appoints Michael J. Jandernoa and Thomas J. Ross and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 30, 1998 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 30, 1998 has been signed by the following persons in the capacities indicated on the 6th of October, 1998.

         Signature                                            Title
         ---------                                            -----
 /s/Michael J. Jandernoa                     Chairman of the Board and Chief
    --------------------                       Executive Officer and Director
    Michael J. Jandernoa                       (Principal Executive Officer)


 /s/Thomas J. Ross                           Vice President - Finance,
 -----------------------                       Principal Accounting and
    Thomas J. Ross                             Financial Officer

 /s/F. Folsom Bell                           Director
 -----------------------
    F. Folsom Bell

 /s/Peter R. Formanek                        Director
 -----------------------
    Peter  R. Formanek

 /s/Larry D. Fredricks                       Director
 -----------------------
    Larry D. Fredricks

 /s/Richard G. Hansen                        Director
 -----------------------
    Richard G. Hansen

 /s/L.R. Jalenak, Jr.                        Director
 -----------------------
    L.R. Jalenak, Jr.

 /s/John W. Spoelhof                         Director
 -----------------------
    John W. Spoelhof

 /s/Mary Alice Taylor                        Director
 -----------------------
    Mary Alice Taylor


                                  EXHIBIT INDEX

EXHIBIT               DOCUMENT
-------               --------

  10(e)               First Amendment to Registrant's Credit Agreement, dated June 29, 1998

  10(f)               Credit Agreement, dated March 25, 1998, between Registrant and Wachovia Bank, N.A.

  10(g)               Registrant's Restricted Stock Plan for Directors, dated November 6, 1997

  21                  Subsidiaries of the Registrant

  23                  Consent of Independent
                      Certified Public Accountants

  27                  Financial Data Schedule

