Form 10-Q
period 1998-10-03
PERRIGO CO
filed 1998-11-23
CIK 820096

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

                FOR THE QUARTERLY PERIOD ENDED: OCTOBER 3, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER 0-19725

                                PERRIGO COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           MICHIGAN                                   38-2799573
  -------------------------------                -------------------
  (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


      515 EASTERN AVENUE                                49010
      ALLEGAN, MICHIGAN                           -----------------
    ---------------------                             (ZIP CODE)
    (ADDRESS OF PRINCIPAL
     EXECUTIVE OFFICES)


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

                                 YES  X   NO
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             OUTSTANDING AT
     CLASS OF COMMON STOCK                  NOVEMBER 13, 1998
     ---------------------                  -----------------
         WITHOUT PAR                        73,231,445 SHARES




================================================================================

                        PERRIGO COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated statements of income--For the period from July 1 through October 3, 1998 and for the three months
         ended September 30, 1997                                            3

         Condensed consolidated balance sheets--October 3, 1998
         and June 30, 1998                                                   4

         Condensed consolidated statements of cash flows--For the period from July 1 through October 3, 1998 and for the three months ended
         September 30, 1997                                                  5

         Notes to condensed consolidated financial statements--
         October 3, 1998                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures About Market Risks         13


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                    14


SIGNATURES                                                                   16
----------

                               PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                 (Unaudited)


                                                         PERIOD FROM JULY 1            THREE MONTHS
                                                              THROUGH                     ENDED
                                                             OCTOBER 3,                SEPTEMBER 30,
                                                                1998                       1997
                                                         ------------------            -------------
Net sales                                                  $  212,298                  $ 223,773
Cost of sales                                                 176,993                    164,307
                                                           ----------                  ---------
Gross profit                                                   35,305                     59,466
                                                           ----------                  ---------

Operating expenses
 Distribution                                                   7,779                      7,667
 Research and development                                       3,606                      2,942
 Selling and administrative                                    37,007                     25,689
 Restructuring and redesign                                        -                         364
 Unusual litigation                                               988                      1,682
                                                           ----------                  ---------
                                                               49,380                     38,344
                                                           ----------                  ---------

Operating (loss) income                                       (14,075)                    21,122
Interest and other expense                                      3,217                        327
                                                           ----------                  ---------

(Loss) income before income taxes                             (17,292)                    20,795
Income tax (benefit) expense                                   (4,916)                     7,590
                                                           ----------                  ---------

Net (loss) income                                          $  (12,376)                 $  13,205
                                                           ==========                  =========


Basic (loss) earnings per share                            $    (0.17)                 $    0.17
                                                           ==========                  =========


Diluted (loss) earnings per share                          $    (0.17)                 $    0.17
                                                           ==========                  =========




    See accompanying notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                                                     OCTOBER 3,             JUNE 30,
                                                                                       1998                  1998
                                                                                    ------------          -----------
    ASSETS                                                                          (Unaudited)
Current assets
 Cash and cash equivalents                                                          $    2,770            $    1,496
 Accounts receivable, net of allowances of $3,329 and
  $2,691, respectively                                                                  83,055                74,601
 Inventories                                                                           206,262               181,467
 Prepaid expenses and other current assets                                               7,084                 5,817
 Refundable income taxes                                                                 3,512                     -
 Current deferred income taxes                                                          41,675                42,675
 Assets held for sale                                                                   60,981                66,398
                                                                                    ----------            ----------
    Total current assets                                                               405,339               372,454



Property and equipment                                                                 318,311               303,038
 Less accumulated depreciation                                                         117,731               112,394
                                                                                    ----------            ----------
                                                                                       200,580               190,644
Goodwill, net of accumulated amortization of $9,281 and
 $9,094, respectively                                                                   20,554                20,741
Other                                                                                    7,629                12,022
                                                                                    ----------            ----------
                                                                                    $  634,102            $  595,861
                                                                                    ==========            ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                                   $   96,531            $   78,791
 Notes payable                                                                           4,659                 5,379
 Payrolls and related taxes                                                             11,589                13,266
 Accrued expenses                                                                       39,781                40,791
 Income taxes                                                                                -                 3,293
                                                                                    ----------            ----------
    Total current liabilities                                                          152,560               141,520

Deferred income taxes                                                                   29,204                27,264
Long-term debt, less current installments                                              134,000                81,619

Minority interest                                                                          406                   380

Shareholders' equity
 Preferred stock, without par value, 10,000 shares authorized,
  none issued                                                                                -                     -
 Common stock, without par value, 200,000 shares authorized,
  73,221 and 74,692 issued, respectively                                               101,884               116,660
 Unearned compensation                                                                     (36)                  (42)
 Retained earnings                                                                     216,084               228,460
                                                                                    ----------            ----------
    Total shareholders' equity                                                         317,932               345,078
                                                                                    ----------            ----------
                                                                                    $  634,102            $  595,861
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

                                PERRIGO COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                       Period from July 1        Three Months
                                                                                            Through                  Ended
                                                                                           October 3,            September 30,
                                                                                              1998                    1997
                                                                                       -------------------       -------------
Cash Flows (For) From Operating Activities:
 Net (loss) income                                                                      $  (12,376)                $   13,205
 Depreciation and amortization                                                               5,624                      7,321
 Write-off of Russian investment                                                            14,177                          -
                                                                                        ----------                 ----------
                                                                                             7,425                     20,526

 Accounts receivable                                                                       (11,778)                   (26,517)
 Inventories                                                                               (26,233)                    (9,583)
 Current and deferred income taxes                                                          (3,865)                     7,470
 Assets held for sale                                                                        5,417                          -
 Accounts payable                                                                           17,740                     12,607
 Other                                                                                      (3,922)                      (327)
                                                                                        ----------                 ----------
   Net cash for operating activities                                                       (15,216)                     4,176
                                                                                        ----------                 ----------

Cash Flows For Investing Activities:
 Additions to property and equipment                                                       (15,273)                   (11,946)
 Business acquisitions, net of cash acquired                                                     -                    (15,827)
 Other                                                                                      (5,122)                      (580)
                                                                                        ----------                 ----------
   Net cash for investing activities                                                       (20,395)                   (28,353)
                                                                                        ----------                 ----------

Cash Flows From (For) Financing Activities:
 Borrowings of long-term debt                                                               52,381                     16,706
 Repayments of short-term debt                                                                (720)                         -
 Issuance of common stock                                                                       44                        159
 Repurchase of common stock                                                                (14,820)                    (5,129)
                                                                                        ----------                 ----------
   Net cash from financing activities                                                       36,885                     11,736
                                                                                        ----------                 ----------

Net  Increase (Decrease) in Cash and Cash Equivalents                                        1,274                    (12,441)
Cash and Cash Equivalents, at Beginning of Period                                            1,496                     14,356
                                                                                        ----------                 ----------
Cash and Cash Equivalents, at End of Period                                             $    2,770                 $    1,915
                                                                                        ==========                 ==========

Supplemental Disclosures of Cash Flow Information:
 Interest paid                                                                          $    1,677                 $      129
 Income taxes paid                                                                      $      282                 $      120



    See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 3, 1998
                                (In thousands)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company changed its fiscal year end from June 30 to the 52 or 53-week period that ends on the Saturday closest to June 30, effective for fiscal year 1999. After the transition year of fiscal year 1999, the Company's quarters will each be comprised of 13 weeks and end on a Saturday, except in certain years when the Company will have one quarter comprised of 14 weeks. During fiscal year 1999, the first quarter includes the period from July 1 through October 3, 1998. The second through fourth quarters will each be comprised of 13 weeks ending on January 1, April 3, and July 3, 1999, respectively. Prior to fiscal year 1999, the Company's quarters were comprised of three calendar months ending on September 30, December 31, March 31 and June 30.

     Operating results for the period from July 1 through October 3, 1998 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
10-K for the year ended June 30, 1998.

INTERNATIONAL INVESTMENT

     The Company has a Russian investment that is accounted for using the equity method. Due to the collapse of the Russian economy, the Company wrote off its net investment of $1,640 and also wrote off inventory of $1,663 and accounts and notes receivable of $10,874 related to this Russian investment for a total of $14,177 in the first quarter of fiscal year 1999. The net investment amount is included in other income and expense; the inventory amount is included in cost of goods sold; and the accounts and notes receivable amount is included in selling and administrative expense.

EARNINGS PER SHARE

     A reconciliation of the numerators and denominators used in the "basic" and "diluted" Earnings per Share ("EPS") calculations follows:

                                       Period from July 1         Three Months
                                            Through                  Ended
                                           October 3,             September 30,
                                             1998                     1997
                                             ----                     ----
Numerator:
Net (loss) income used for both "basic"
 and "diluted" EPS calculation              $(12,376)                 $13,205
                                            ========                  =======

Denominator:
Weighted average shares outstanding
 for the period - used for "basic"
 EPS calculation                              73,429                   76,213
Dilutive effect of stock options                   -                    1,157
                                            --------                  -------
Weighted average shares outstanding
 for the period - used for "diluted"
 EPS calculation                              73,429                   77,370
                                            ========                  =======

     The effect of stock options of 333 shares was not included for the period from July 1 through October 3, 1998 because to do so would have been antidilutive.

     Earnings per share for the three months ended September 30, 1997 have been restated to conform to Statement of Financial Accounting Standards ("SFAS") No. 128.

NEW ACCOUNTING STANDARDS

     In June 1997 the Financial Accounting Standards Board ("FASB") issued two new disclosure standards. Both of these new standards are effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. Results of operations and financial position are unaffected by implementation of these new standards. The standards are summarized below.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period from July 1, 1998 through October 3, 1998 and for the three months ended September 30, 1997, the Company had no items of other comprehensive income.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has reviewed this Statement and determined that it has one reportable segment - store brand health and beauty care. Accordingly, the adoption of SFAS No. 131 will not significantly impact the Company's current disclosures with respect to products, services, geographic areas and major customers.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 4, 1999 to affect its financial statements.

NOTE B - INVENTORIES

     The components of inventories consist of the following:

                                                        October 3,     June 30,
                                                           1998          1998
                                                           ----          ----
     Finished goods                                      $ 73,899      $ 70,206
     Work in process                                       90,747        76,015
     Raw materials                                         41,616        35,246
                                                         --------      --------
                                                         $206,262      $181,467
                                                         ========      ========

NOTE C - LONG-TERM DEBT

     Due to the net loss for the first quarter of fiscal year 1999, management met with the group of banks which provide financing under the $150,000 unsecured revolving credit facility to modify its terms so that the Company would be in compliance with its debt covenants. Management obtained modifications retroactive to October 3, 1998.

NOTE D - RESTRUCTURING AND REDESIGN COSTS

     During the fourth quarter of fiscal year 1998, the Company announced the decision to divest its personal care business in order to reallocate resources to its more profitable OTC pharmaceutical, nutritional and international business. This action is more fully described in the Company's annual report on Form 10-K for the year ended June 30, 1998, under the caption "1998 Restructuring". The Company is still in the process of completing the divestiture and expects to have the sale completed by calendar year end 1998 or early in calendar year 1999. There have been no changes in the net assets held for sale that have resulted in any gains or losses during the quarter ended October 3, 1998. Net sales for the personal care business were $48,461 and $51,299 for the quarters ended October 3, 1998 and September 30, 1997, respectively. The Company does not maintain operating income information by its three main product lines, however, based on the incremental approach, the Company estimates that the pre-tax operating losses and plant inefficiencies for the personal care business were approximately $2,000 and $200 for the quarters ended October 3, 1998 and September 30, 1997, respectively. The Company estimates that it will incur approximately $4,000 in fiscal year 1999 related to net operating losses and plant inefficiencies for the closing of plant facilities and the intention to divest the personal care business. During the first quarter of fiscal year 1999, $770 was paid for costs primarily related to
severance for the 1998 Restructuring.   Thirty-two employees were terminated
during the period. The costs incurred were charged against a reserve of $1,625, which was established in fiscal year 1998. As of October 3, 1998, a total restructuring reserve balance of $11,489 remains in accrued liabilities.

NOTE E - COMMITMENTS AND CONTINGENCIES

     For the period from July 1 through October 3, 1998, the condensed consolidated statement of income includes $988 of unusual litigation costs related to a purported class action and other legal matters as described in the Company's annual report on Form 10-K for the year ended June 30, 1998. The Company believes the actions and claims are without merit or are covered by insurance and continues to vigorously defend against these actions. In October 1998 the class action lawsuit was dismissed against all defendants. The plaintiffs have the option to appeal the dismissal of their case but have not done so as of the date of this filing. The Court is still considering the Company's request for sanctions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  FIRST QUARTER OF FISCAL YEARS 1999 AND 1998
                                (In thousands)

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL YEARS 1999 AND 1998

     The Company's net sales decreased by $11,475 or 5.1% to $212,298 for the first quarter of fiscal year 1999, from $223,773 during the first quarter of fiscal year 1998. The decrease was due to decreases in shipments because of the implementation of a new software system in September 1998. In September 1998 the Company converted to a new integrated software package to improve the Company's data systems and assist the Company in achieving its business process redesign goals. The Company's speed of recovery from this changeover has been slower than expected resulting in a decrease in shipments from the first quarter of fiscal year 1998. The Company continues to make progress and anticipates that the second through fourth quarters of fiscal year 1999 will not be as significantly negatively impacted by this changeover. At this time it is uncertain whether sales lost in September 1998 will be recovered in future periods.

     During the first quarter of fiscal year 1999, the Company wrote off inventory of $1,663, accounts and notes receivable of $10,874 and the balance of its Russian investment of $1,640 for a total of $14,177 due to the collapse of the Russia economy. The inventory amount is included in cost of sales; the accounts and notes receivable amount is included in selling and administrative expense; and the investment amount is included in other income and expense. The discussion below excludes the effects of these charges.

     Gross profit decreased $22,498 or 37.8% for the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. The gross profit percentage for the first quarter of fiscal year 1999 was 17.4% compared to 26.6% for the first quarter of fiscal year 1998. The decrease in gross profit percentage was primarily due to the reduced sales and inefficiencies resulting from the Company's conversion to its new software system in September 1998.

     Operating expenses increased $162 for the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. Operating expenses, as a percentage of net sales, were 18.1% for the first quarter of fiscal year 1999 compared to 17.1% for the first quarter of fiscal year 1998. Operating expenses consist of distribution, research and development, selling and administrative, restructuring and redesign and unusual litigation costs. Excluding restructuring and redesign and unusual litigation costs, operating expenses were 17.7% of net sales for the first quarter of fiscal year 1999 compared to 16.2% of net sales for the first quarter of fiscal year 1998. Distribution expenses increased $112 or 1.5% from the first quarter of fiscal year 1998 primarily due to higher warehousing costs to meet customer service requirements. Distribution expense, as a percentage of net sales, was 3.7% of net sales for the first quarter of fiscal year 1999 compared to 3.4% of net sales for the first quarter of fiscal year 1998. Research and development expenses increased $664 or 22.6% from the first quarter of fiscal year 1998 primarily due to costs associated with the development of new products which are approved through the Food and Drug Administration's ("FDA") Abbreviated New Drug Application

("ANDA") process. Research and development expenses for fiscal year 1999 are expected to be higher than the fiscal year 1998 expenses. Research and development expense, as a percentage of net sales, was 1.7% for the first quarter of fiscal year 1999 compared to 1.3% for the first quarter of fiscal year 1998. Selling and administrative expenses increased $444 or 1.7% from the first quarter of fiscal year 1998. Restructuring and redesign and unusual litigation costs decreased $1,058 from the first quarter of fiscal year 1998. See Notes D and E to the condensed consolidated financial statements.

     Interest and other expense increased $1,250 from the first quarter of fiscal year 1998. Interest expense increased $1,959 to $2,096 for the first quarter of fiscal year 1999 compared to $137 for the first quarter of fiscal Cyear 1998 primarily due to higher borrowing levels.

     The effective tax rate was 28.4% for the first quarter of fiscal year 1999 compared to 36.5% for the first quarter of fiscal year 1998. The lower effective rate is primarily due to certain non-deductible goodwill related to the personal care divestiture, expensed for book purposes in the first quarter of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal year 1999, working capital increased $21,845 and cash flow for operating activities was $15,216. Accounts receivable increased $8,454, inventories increased $24,795 and accounts payable increased $17,740. These increases were primarily due to seasonal increases as the Company moves into its peak selling period and decreased transactional processing due to the Company's conversion to a new software system in September, 1998.

     Capital expenditures for facilities and equipment were $15,273 for the first quarter of fiscal year 1999. A significant portion of these expenditures was for the construction of a new distribution facility in Allegan, Michigan and expansion of the manufacturing facility for nutritional products. Capital expenditures, originally planned at approximately $60,000 for fiscal year 1999, will be reviewed and may decrease to $50,000 - $55,000. Planned capital expenditures are primarily for the expenditures as noted above and additional manufacturing and packaging equipment required to support the over-the-counter pharmaceutical and nutritional product categories.

     The Company has a Russian investment that is accounted for using the equity method. Due to the collapse of the Russian economy, the Company wrote off its net investment of $1,640 and also wrote off inventory of $1,663 and accounts receivable and notes receivable of $10,874 related to this Russian investment for a total of $14,177 in the first quarter of fiscal year 1999.

     During the first quarter of fiscal year 1999, the Company purchased 1,550 shares of common stock for $14,820 under its common stock repurchase program. The common stock was retired.

     Long-term debt increased $52,381 during the first quarter of fiscal year 1999 as the Company drew on its $150,000 line of credit and its $55,000 uncommitted lines of credit to fund, primarily, capital expenditures, the common stock repurchase program and working capital requirements. At October 3, 1998 the Company had $40,000 available on the line of credit and $31,000 available from uncommitted credit facilities with two financial institutions. Due to the net loss for the first quarter of fiscal year 1999, management met with the group of banks that provide financing under the $150,000 unsecured revolving credit facility to modify its terms so that the Company would be in compliance with its debt covenants. Management obtained modifications retroactive to October 3, 1998.

YEAR 2000 READINESS DISCLOSURE

     The Company continues to implement the plans set forth in the Year 2000 Compliance section of the MDA in its annual report on Form 10-K for the year ended June 30, 1998. The plans involve (1) becoming Year 2000 compliant in all of its software systems, infrastructure systems, manufacturing systems, security systems and office equipment, (2) reviewing insurance, regulatory and legal implications as they relate to the year 2000 and (3) determining the year 2000 compliance status of the Company's key suppliers and customers. The plans have not changed substantially from June 30, 1998 and their statuses are summarized below. The Company is within its timeline for having these plans completed prior to the year 2000.

     The Company completed the identification of systems that need to be reviewed for Year 2000 compliance and is in the process of reviewing each system and area of the Company. The Company continues to expect the review to be completed by the end of calendar year 1998. The next steps will be to determine areas of noncompliance and set action plans for remediation and testing of systems, as well as contingency plans if readiness cannot be delivered. While the Company is still reviewing the extent of the remediation that will be necessary, based on the information received to date, the Company does not expect the cost of its year 2000 compliance program to be material to its financial condition or results of operations. There can be no assurance that the Company will be able to identify and correct all aspects of the year 2000 problem that affect it in sufficient time, and if it cannot, the failure would have a material negative impact on the Company's business, operations or financial condition. The Company, however, does not currently expect that the year 2000 problem as it relates to its internal systems will have a material negative impact on the Company.

     The Company is in the process of reviewing the insurance, regulatory and legal implications as they relate to the year 2000. The Company at this time does not anticipate that the costs associated with this review will be material to the Company's financial condition or results of operations.

     The Company's plan to determine the year 2000 compliance status of its key suppliers and customers is in progress. The plan involves soliciting information from suppliers and customers through use of surveys, and follow-up discussions and testing where needed. The Company has sent out surveys to all of its key suppliers and certain key customers and received back a majority of these surveys. While the Company cannot guarantee year 2000 compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary surveys indicate that key suppliers and customers are aware of the issues and are working on a solution to achieve compliance on or before the year 2000. The Company is also in the process of developing a contingency plan to deal with those key suppliers and customers who may not be year 2000 compliant prior to the year 2000. If certain key suppliers or customers were not year 2000 compliant and the Company was unaware of the noncompliance, the Company's results of operations and financial condition could be significantly negatively impacted. However, at this time the Company is not aware of any key suppliers or customers who will not be year 2000 compliant by the year 2000. The Company's next steps will be to complete the solicitation of key customers, obtain more detailed information from certain key suppliers and customers, follow-up with those companies who did not respond to the original surveys and testing of systems.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

     In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, please see Perrigo Company's Form 10-K for the fiscal year ended June 30, 1998, under the heading ""Cautionary Note Regarding Forward-Looking Statements," for a discussion of certain important factors as they relate to forward-looking statements contained in this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     Not currently applicable to the Company.

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

     10(c)             Registrant's 1988 Employee Incentive Stock Option
                       Plan as amended, incorporated by reference to Exhibit A of the
                       Registrant's 1997 proxy statement.

     10(d)             Registrant's 1989 Non-Qualified Stock Option Plan for Directors,
                       as amended, incorporated by reference from Exhibit B of the
                       Registrant's 1997 Proxy Statement as amended at the Annual
                       Meeting of Shareholders on November 6, 1997.

     10(e)             First Amendment to Registrant's Credit Agreement, dated June
                       29, 1998, incorporated by reference from the Registrant's
                       Form 10-K filed on October 6, 1998.

     10(f)             Credit Agreement, dated March 25, 1998, between
                       Registrant and Wachovia Bank, N.A., Incorporated by

                       reference from the Registrant's Form 10-K filed on October 6, 1998.

     10(g) Registrant's Restricted Stock Plan for Directors, dated November 6, 1997, incorporated by reference from Registrant's Form 10-K filed on October 6, 1998.

     10(h) Second Amendment to Registrant's Credit Agreement, dated November 20, 1998.

     27                Financial Data Schedule

 (b) Reports on Form 8-K

     The Company filed an 8-K on July 7, 1998 that announced a major restructuring plan designed to lower costs and improve operating efficiencies and financial performance. The restructuring involves closing manufacturing facilities in California and Missouri and the intention to divest the personal care business. The Company estimated that the restructuring would result in nonrecurring pre-tax charges of approximately $100 - 125 million in the fiscal year ending June 30, 1998, and an additional $5 - 10 million for operating losses and restructuring related expenses over the next 12 months. The restructuring is estimated to realize an ongoing benefit to operating income of approximately $7-10 million annually.

     The Company filed an 8-K on September 30, 1998 that announced a change in the Company's fiscal year from June 30 to the 52 or 53-week period ending on the Saturday closest to June 30, effective for fiscal year 1999. Accordingly, the Company's quarters will each be comprised of 13 weeks and end on a Saturday, except in certain years when one quarter will be comprised of 14 weeks. Previously, the Company's quarters were comprised of three calendar months ending on September 30, December 31, March 31 and June 30. As a result, the first quarter of the Company's fiscal year 1999 will end on October 3, 1998 and its fiscal year will end on July 3, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      PERRIGO COMPANY
                                             -------------------------------
                                                       (Registrant)



Date: November 23, 1998                      /s/ Michael J. Jandernoa
     -----------------------                 -------------------------------
                                             Michael J. Jandernoa
                                             Chairman of the Board and Chief
                                             Executive Officer




Date: November 23, 1998                      /s/ Thomas J. Ross
     -----------------------                 -------------------------------
                                             Thomas J. Ross
                                             Vice President Finance -
                                             Principal Accounting and
                                             Financial Officer