Form 10-Q
period 1999-01-02
PERRIGO CO
filed 1999-02-11
CIK 820096

================================================================================

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                                  -----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JANUARY 2, 1999
                                                 ---------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            MICHIGAN                                        38-2799573
  ------------------------------                        ------------------
 (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

        515 EASTERN AVENUE
        ALLEGAN, MICHIGAN                                       49010
       --------------------                                  ----------
      (ADDRESS OF PRINCIPAL                                  (ZIP CODE)
       EXECUTIVE OFFICES)

                                 (616) 673-8451
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
               ---------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO
                                    ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
       CLASS OF COMMON STOCK                       JANUARY 22, 1999
       ---------------------                     -------------------
            WITHOUT PAR                            73,256,740 SHARES


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

                                    FORM 10-Q

                                      INDEX


                                                                               PAGE
                                                                              NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated statements of income--For the thirteen-week period ended January 2, 1999, the period from July 1, 1998 through
         January 2, 1999 and for the three and six months ended
         December 31, 1997                                                        3

         Condensed consolidated balance sheets--January 2, 1999
         and June 30, 1998                                                        4

         Condensed consolidated statements of cash flows--For the period from
         July 1, 1998 through January 2, 1999 and for the six months ended
         December 31, 1997                                                        5

         Notes to condensed consolidated financial statements--
         January 2, 1999                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               10

Item 3.  Quantitative and Qualitative Disclosures About Market Risks             14


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                     15

Item 6.  Exhibits and Reports on Form 8-K                                        15


SIGNATURES                                                                       18

                                PERRIGO COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                      Second Quarter                        Year-To-Date
                                          ------------------------------------    --------------------------------
                                                                                  Period From
                                           Thirteen-Week        Three Months      July 1, 1998        Six Months
                                            Period Ended           Ended            Through             Ended
                                             January 2,         December 31,       January 2,        December 31,
                                                1999                1997              1999               1997
                                                ----                ----              ----               ----
Net sales                                      $226,121             $240,738          $438,419          $464,511
Cost of sales                                   171,826              174,447           348,819           338,754
                                               --------             --------          --------          --------
Gross profit                                     54,295               66,291            89,600           125,757
                                               --------             --------          --------          --------

Operating expenses
   Distribution                                   8,939                7,824            16,718            15,491
   Research and development                       3,851                2,999             7,457             5,941
   Selling and administrative                    28,001               29,804            65,008            55,493
   Restructuring and redesign                        -                   119                -                483
   Unusual litigation                               686                2,053             1,674             3,735
                                               --------             --------          --------          --------
                                                 41,477               42,799            90,857            81,143
                                               --------             --------          --------          --------

Operating income (loss)                          12,818               23,492            (1,257)           44,614
Interest and other expense                        2,820                  737             6,037             1,064
                                               --------             --------          --------          --------

Income (loss) before income taxes                 9,998               22,755            (7,294)           43,550
Income tax expense (benefit)                      2,875                8,310            (2,041)           15,900
                                               --------             --------          --------          --------

Net income (loss)                              $  7,123             $ 14,445          $ (5,253)         $ 27,650
                                               ========             ========          ========          ========

Basic earnings (loss) per share                $   0.10             $   0.19          $  (0.07)         $   0.37
                                               ========             ========          ========          ========

Diluted earnings (loss) per share              $   0.10             $   0.19          $  (0.07)         $   0.36
                                               ========             ========          ========          ========

     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         January 2,       June 30,
                                                                            1999            1998
                                                                        -----------       --------
            ASSETS                                                      (Unaudited)
Current assets
   Cash and cash equivalents                                               $    852       $  1,496
   Accounts receivable, net of allowances of $3,358 and
      $2,691, respectively                                                  147,115         74,601
   Inventories                                                              211,633        181,467
   Prepaid expenses and other current assets                                 12,985         5,817
   Refundable income taxes                                                      743             -
   Current deferred income taxes                                             41,627         42,675
   Assets held for sale                                                      65,817         66,398
                                                                           --------       --------
          Total current assets                                              480,772        372,454

Property and equipment                                                      325,216        303,038
   Less accumulated depreciation                                            123,467        112,394
                                                                           --------       --------
                                                                            201,749        190,644

Goodwill, net of accumulated amortization of $9,604 and
   $9,094, respectively                                                      20,231         20,741
Other                                                                         7,635         12,022
                                                                           --------       --------
                                                                           $710,387       $595,861
                                                                           ========       ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                        $120,685       $ 78,791
   Notes payable                                                              5,507          5,379
   Payrolls and related taxes                                                13,970         13,266
   Accrued expenses                                                          41,885         40,791
   Income taxes                                                                  -           3,293
                                                                           --------       --------
          Total current liabilities                                         182,047        141,520

Deferred income taxes                                                        29,146         27,264
Long-term debt                                                              173,694         81,619

Minority interest                                                               411            380

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
      none issued                                                                -              -
   Common stock, without par value, 200,000 shares authorized,
     73,250 and 74,692 issued, respectively                                 101,938        116,660
   Unearned compensation                                                        (56)           (42)
   Retained earnings                                                        223,207        228,460
                                                                           --------       --------
          Total shareholders' equity                                        325,089        345,078
                                                                           --------       --------
                                                                           $710,387       $595,861
                                                                           ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                        Period From         Six
                                                        July 1, 1998       Months
                                                         Through           Ended
                                                         January 2,      December 31,
                                                           1999             1997
                                                           ----             ----
Cash Flows From Operating Activities:
   Net (loss) income                                    $ (5,253)         $ 27,650
   Depreciation and amortization                          11,641            14,835
   Write-off of Russian investment                        14,177                 -
                                                        --------          --------
                                                          20,565            42,485

   Accounts receivable                                   (75,838)          (22,190)
   Inventories                                           (31,604)          (18,828)
   Current and deferred income taxes                      (1,106)            2,827
   Assets held for sale                                      581                 -
   Accounts payable                                       41,894             6,970
   Other                                                  (5,314)              598
                                                        --------          --------
     Net cash (for) from operating activities            (50,822)           11,862
                                                        --------          --------

Cash Flows For Investing Activities:
   Additions to property and equipment                   (22,178)          (32,986)
   Business acquisitions, net of cash acquired                 -           (15,827)
   Other                                                  (5,086)             (930)
                                                        --------          --------
     Net cash for investing activities                   (27,264)          (49,743)
                                                        --------          --------

Cash Flows From (For) Financing Activities:
   Borrowings of long-term debt, net                      92,075            55,107
   Borrowings of short-term debt, net                        128                 -
   Issuance of common stock                                   59               478
   Repurchase of common stock                            (14,820)          (29,875)
                                                        --------          --------
     Net cash from financing activities                   77,442            25,710
                                                        --------          --------

Net Decrease in Cash and Cash Equivalents                   (644)          (12,171)
Cash and Cash Equivalents, at Beginning of Period          1,496            14,356
                                                        --------          --------
Cash and Cash Equivalents, at End of Period             $    852          $  2,185
                                                        ========          ========


Supplemental Disclosures of Cash Flow Information:
   Interest paid                                        $  4,393          $    882
   Income taxes paid                                    $    299          $ 14,392


    See accompanying  notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

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

         The Company changed its fiscal year end from June 30 to the 52 or 53-week period that ends on the Saturday closest to June 30, effective for fiscal year 1999. After the transition year of fiscal year 1999, the Company's quarters will each be comprised of 13 weeks and end on a Saturday, except in certain years when the Company will have one quarter comprised of 14 weeks. During fiscal year 1999, the first quarter includes the period from July 1 through October 3, 1998. The second through fourth quarters will each be comprised of 13 weeks ending on January 2, April 3, and July 3, 1999, respectively. Prior to fiscal year 1999, the Company's quarters were comprised of three calendar months ending on September 30, December 31, March 31 and June 30.

         Operating results for the period from July 1, 1998 through January 2, 1999 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" Earnings per Share ("EPS") calculations follows:

                                                           Second Quarter                       Year-To-Date
                                                ----------------------------------    ---------------------------------
                                                                                        Period From
                                                 Thirteen-Week      Three Months       July 1, 1998       Six Months
                                                  Period Ended         Ended             Through            Ended
                                                   January 2,        December 31,       January 2,       December 31,
                                                     1999               1997               1999              1997
                                                     ----               ----               ----              ----
Numerator:
Net income (loss) used for both "basic"
  and "diluted" EPS calculation                 $         7,123    $        14,445    $        (5,253)  $        27,650
                                                ===============    ===============    ===============   ===============

Denominator:
Weighted average shares outstanding
  for the period - used for "basic"
  EPS calculation                                        73,219             75,573             74,114            75,333
Dilutive effect of stock options                            270              1,205                  -             1,181
                                                ---------------    ---------------    ---------------   ---------------
Weighted average shares outstanding
  for the period - used for "diluted"
  EPS calculation                                        73,489             76,778             74,114            76,514
                                                ===============    ===============    ===============   ===============

         The effect of 312 stock options was not included for the period from July 1, 1998 through January 2, 1999 because to do so would have been antidilutive.

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

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period from July 1, 1998 through January 2, 1999 and for the six months ended December 31, 1997, the Company had no items of other comprehensive income.

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

NOTE B - INVENTORIES

         The components of inventories consist of the following:

                                     January 2,             June 30,
                                        1999                 1998
                                        ----                 ----

         Finished goods              $  79,890            $  70,206
         Work in process                88,085               76,015
         Raw materials                  43,658               35,246
                                     ---------            ---------
                                     $ 211,633            $ 181,467
                                     =========            =========


NOTE C - RESTRUCTURING AND REDESIGN COSTS

         During the fourth quarter of fiscal year 1998, the Company announced the decision to divest its personal care business in order to reallocate resources to its more profitable OTC pharmaceutical and nutritional business and to international opportunities. This action is more fully described in the Company's annual report on Form 10-K for the year ended June 30, 1998, under the caption "1998 Restructuring". The Company is still in the process of completing the divestiture and expects to have the sale completed in the first half of calendar year 1999. There have been no changes in the net assets held for sale that have resulted in any gains or losses during the period from July 1, 1998 through January 2, 1999. Net sales for the personal care business were $93,084 and $98,874 for the period from July 1, 1998 through January 2, 1999 and the six months ended December 31, 1997, respectively. The Company does not maintain operating income information by its three main product lines, however, based on the incremental approach, the Company estimates that the pre-tax operating losses and plant inefficiencies for the personal care business were approximately $3,000 and $3,000 for the period from July 1, 1998 through January 2, 1999 and the six months ended December 31, 1997, respectively. The effect of suspending depreciation was $4,000 and $2,000 for the first half of fiscal year 1999 and for the thirteen-week period ended January 2, 1999, respectively. The Company estimates that it will incur approximately $4,000 in fiscal year 1999 related to net operating losses and plant inefficiencies for the closing of plant facilities and the intention to divest the personal care business. During the first half of fiscal year 1999, $2,953 was paid for costs primarily related to severance costs, relocation costs and professional fees for the 1998 restructuring. Thirty-two employees were terminated during the period. The costs incurred were charged against a reserve of $12,259, which was established in fiscal year 1998. As of October 3, 1998, a total restructuring reserve balance of $9,306 remains in accrued liabilities.

NOTE D - COMMITMENTS AND CONTINGENCIES

         For the period from July 1 through January 2, 1999, the condensed consolidated statement of income includes $1,674 of unusual litigation costs related to a purported class action and other legal matters as described in the Company's annual report on Form 10-K for the year ended June 30, 1998. The Company believes the actions and claims are without merit and may be covered by insurance and continues to vigorously defend against these actions. In October 1998, the class action lawsuit was dismissed against all defendants. In November 1998, the plaintiffs appealed the dismissal of their case.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           SECOND QUARTER AND FIRST HALF OF FISCAL YEARS 1999 AND 1998

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL YEARS 1999 AND 1998

         The Company's net sales decreased by $14,617 or 6.1% to $226,121 for the second quarter of fiscal year 1999, from $240,738 during the second quarter of fiscal year 1998. The decrease was primarily due to decreases in shipments because of the implementation of a new software system in September 1998. In September 1998 the Company converted to a new integrated software package to improve the Company's data systems and assist the Company in achieving its business process redesign goals. The Company's speed of recovery from this changeover was slower than expected resulting in a decrease in shipments from the second quarter of fiscal year 1998. The Company anticipates that the third and fourth quarters of fiscal year 1999 will not be as significantly negatively impacted by this changeover.

         Gross profit decreased $11,996 or 18.1% for the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998. The gross profit percentage for the second quarter of fiscal year 1999 was 24.0% compared to 27.5% for the second quarter of fiscal year 1998. The decrease in gross profit percentage was primarily due to inefficiencies resulting from the Company's conversion to its new software system in September 1998 and outsourcing costs incurred to meet customer service requirements.

         Operating expenses decreased $1,322 or 3.1% for the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998. Operating expenses, as a percentage of net sales, were 18.3% for the second quarter of fiscal year 1999 compared to 17.8% for the second quarter of fiscal year 1998. Operating expenses consist of distribution, research and development, selling and administrative, restructuring and redesign and unusual litigation costs. Excluding restructuring and redesign and unusual litigation costs, operating expenses were 18.0% of net sales for the second quarter of fiscal year 1999 compared to 16.9% of net sales for the second quarter of fiscal year 1998. Distribution expenses increased $1,115 or 14.3% from the second quarter of fiscal year 1998 primarily due to expediting shipments incurred to meet customer service requirements. Distribution expense, as a percentage of net sales, was 4.0% of net sales for the second quarter of fiscal year 1999 compared to 3.3% of net sales for the second quarter of fiscal year 1998. Research and development expenses increased $852 or 28.4% from the second quarter of fiscal year 1998 primarily due to costs associated with the development of new products which are approved through the Food and Drug Administration's ("FDA") Abbreviated New Drug Application ("ANDA") process. Research and development expenses for fiscal year 1999 are expected to be higher than the fiscal year 1998 expenses. Research and development expense, as a percentage of net sales, was 1.7% for the second quarter of fiscal year 1999 compared to 1.2% for the second quarter of fiscal year 1998. Selling and administrative expense decreased $1,803 or 6.0% from the second quarter of fiscal year 1998 primarily due to reductions in promotional expenses, travel expenses and business taxes partially offset by an increase in MIS expenses related to the Company's new integrated software package. Restructuring and redesign and unusual litigation costs decreased $1,486 from the second quarter of fiscal year 1998. See Notes C and D to the condensed consolidated financial statements.

         Interest and other expense increased $2,083 from the second quarter of fiscal year 1998. Interest expense increased $2,453 to $2,877 for the second quarter of fiscal year 1999 compared to $424 for the second quarter of fiscal year 1998 primarily due to higher borrowing levels.

         The effective tax rate was 28.8% for the second quarter of fiscal year 1999, compared to 36.5% for the second quarter of fiscal year 1998. Permanent difference adjustments affected the effective tax rate for the quarter.

FIRST HALF OF FISCAL YEARS 1999 AND 1998

         The Company's net sales decreased $26,092 or 5.6% to $438,419 for the first half of fiscal year 1999, from $464,511 for the first half of fiscal year 1998. The decrease was primarily due to decreases in shipments because of implementation of a new software system in September 1998. As described previously in the Second Quarter section of these Results of Operations, the Company's speed of recovery from this changeover was slower than expected resulting in a decrease in shipments from the first half of fiscal year 1998. The Company anticipates that the second half of fiscal year 1999 will not be as negatively impacted by this changeover.

         During the first quarter of fiscal year 1999, the Company wrote off inventory of $1,663, accounts and notes receivable of $10,874 and the balance of its Russian investment of $1,640 for a total of $14,177 due to the collapse of the Russian economy. The inventory amount is included in cost of sales; the accounts and notes receivable amount is included in selling and administrative expense; and the investment amount is included in other income and expense. The discussion below excludes the effect of these charges.

         Gross profit decreased $34,494 or 27.4% for the first half of fiscal year 1999 compared to the first half of fiscal year 1998. The gross profit percentage for the first half of fiscal year 1999 was 20.8% compared to 27.1% for the first half of fiscal year 1998. The decrease in gross profit percentage was primarily due to inefficiencies resulting from the Company's conversion to its new software system and outsourcing costs incurred to meet customer service requirements.

         Operating expenses decreased $1,160 for the first half of fiscal year 1999 compared to the first half of fiscal year 1998. Operating expenses, as a percentage of net sales, were 18.2% for the first half of fiscal year 1999 compared to 17.5% for the first half of fiscal year 1998. Excluding restructuring and redesign and unusual litigation costs, operating expenses were 17.9% of net sales for the first half of fiscal year 1999 compared to 16.6% for the first half of fiscal year 1998. Distribution expenses increased $1,227 or 7.9% from the first half of fiscal year 1998 primarily due to expedited shipment costs and higher warehousing costs incurred to meet customer service requirements. Distribution expense, as a percentage of net sales, was 3.8% for the first half of fiscal year 1999 compared to 3.3% for the first half of fiscal year 1998. Research and development expenses increased $1,516 or 25.5% from the first half of fiscal year 1998 primarily due to costs associated with the development of new products, which are approved through the FDA's ANDA process. Research and development expense, as a percentage of net sales, was 1.7% for the first half of fiscal year 1999 compared to 1.3% for the first half of fiscal year 1998. Selling and administrative expense decreased $1,359 or 2.4% from the first half of fiscal year 1998, primarily due to reductions in promotional expenses and business taxes, partially offset by an increase in MIS expenses related to the Company's new integrated software package. Selling and administrative expense was 12.3% of net sales for the first half of fiscal year 1999 compared to 11.9% of net sales for the first half of fiscal year 1998. Restructuring and redesign and unusual litigation costs decreased $2,544 from the first half of fiscal year 1998. See Notes C and D to the condensed consolidated financial statements.

         Interest and other expense increased $3,333 from the first half of fiscal year 1998. Interest expense increased $4,412 to $4,973 for the first half of fiscal year 1999 compared to $561 for the first half of fiscal year 1998 primarily due to higher borrowing levels. Other income was $576 for the first half of fiscal year 1999 compared to other expense of $503 for the first half of fiscal year 1998.

         The effective tax rate was 28.0% for the first half of fiscal year 1999 compared to 36.5% for the first half of fiscal year 1998. The decrease in the effective rate was primarily due to the nondeductible write-off of the Company's Russian investment.

LIQUIDITY AND CAPITAL RESOURCES

         During the first half of fiscal year 1999, working capital increased $67,791 and cash flow for operating activities was $50,822. Accounts receivable increased $75,838, inventories increased $31,604 and accounts payable increased $41,894. These increases were primarily due to seasonal increases, customer service requirements and inefficiencies caused by the Company's conversion to a new software system in September 1998.

         Capital expenditures for facilities and equipment were $22,178 for the first half of fiscal year 1999. A significant portion of these expenditures was for the construction of a new distribution facility in Allegan, Michigan and expansion of the manufacturing facility for nutritional products. Capital expenditures originally planned at approximately $60,000 for fiscal year 1999, will be reviewed and may decrease to approximately $50,000. Planned capital expenditures are primarily for the expenditures as noted above and additional manufacturing and packaging equipment required to support the over-the-counter pharmaceutical and nutritional product categories.

         The Company has a Russian investment that is accounted for using the equity method. Due to the collapse of the Russian economy, the Company wrote off its net investment of $1,640 and also wrote off inventory of $1,663 and accounts receivable and notes receivable of $10,874 related to this Russian investment in the first quarter of fiscal year 1999.

         During the first half of fiscal year 1999, the Company purchased 1,550 shares of common stock for $14,820 under its common stock repurchase program. The common stock was retired.

         Long-term debt increased $92,075 during the first half of fiscal year 1999 as the Company drew on its $150,000 line of credit and its $55,000 uncommitted lines of credit to fund, primarily working capital requirements, the common stock repurchase program and capital expenditures. At January 2, 1999 the Company had $31,306 available from uncommitted credit facilities with two financial institutions.

YEAR 2000 READINESS DISCLOSURE

         The Company continues to implement the plan set forth in the Year 2000 Compliance section of the MDA in its annual report on Form 10-K for the year ended June 30, 1998. The plan involves (1) becoming year 2000 compliant in all of its critical software systems, infrastructure systems, manufacturing systems, security systems and office equipment, (2) reviewing insurance, regulatory and legal implications as they relate to the year 2000 and (3) determining the year 2000 compliance status of the Company's key suppliers and customers. The plan has not changed substantially from June 30, 1998 and its status is summarized below. The Company is within its timeline for having the plan completed prior to the year 2000.

         The Company believes it has completed the identification of systems that need to be reviewed for year 2000 compliance and has categorized each system as "critical", "important" or "non-critical". The following procedures will be followed for all systems in order to gain assurance that they are year 2000 compliant: (1) Obtain the year 2000 compliance status from the manufacturer. If the system is not considered year 2000 compliant by the manufacturer it will be updated, replaced or eliminated; (2) Test each system to determine year 2000 compliance; (3) Remediate and retest noncompliant systems until year 2000 compliance is obtained. Critical systems are the highest priority and testing to determine year 2000 compliance for these systems is anticipated to be completed in the first quarter of calendar year 1999. The Company expects to prepare contingency plans for all critical systems prior to the year 2000. Important systems will be tested after critical systems and non-critical systems will be tested as time permits. While the Company is still reviewing the extent of replacement, remediation and testing that will be necessary, based on the information received to date, the Company currently anticipates the cost of its year 2000 compliance program to be approximately $1,500 to $2,000 for calendar year 1999. There can be no assurance that the Company will be able to identify and correct all aspects of the year 2000 problem that affect it in sufficient time, and if it cannot, the failure would have a material negative impact on the Company's business, operations or financial condition. The Company, however, does not currently expect that the year 2000 problem as it relates to its internal systems will have a material negative impact on the Company.

         The Company is in the process of reviewing the insurance, regulatory and legal implications as they relate to the year 2000. The Company at this time does not anticipate that the costs associated with this review will be material to the Company's financial condition or results of operations.

         The Company's plan to determine the year 2000 compliance status of its key suppliers and customers is in progress. The plan involves soliciting information from suppliers and customers through use of surveys and follow-up discussions and testing where needed. The Company has sent out surveys to all of its current key suppliers and customers and received back a majority of these surveys. While the Company cannot guarantee year 2000 compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary surveys indicate that current key suppliers and customers are aware of the issues and are working on a solution to achieve compliance on or before the year 2000. The Company is also in the process of developing a contingency plan to deal with those key suppliers and customers who may not be year 2000 compliant prior to the year 2000. If certain key suppliers or customers were not year 2000 compliant and the Company was unaware of the noncompliance, the Company's results of operations and financial condition could be significantly negatively impacted. However, at this time the Company is not aware of any key suppliers or customers who will be significantly hampered from conducting normal business operations because of internal year 2000 problems. The Company's next steps will be to rate the responses to the surveys, obtain more detailed information from certain key suppliers and customers, follow-up with those companies who did not respond satisfactorily to the survey and test systems where needed.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created thereby. Please refer to pages 27-31 of the Company's Form 10-K for the year ended June 30, 1998 for a discussion of certain important factors that relate to forward looking statements contained in this quarterly report. Although the Company believes that the expectations reflected in any such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

         The Company converted to a new integrated software package in the first quarter of fiscal year 1999. The Company's recovery from this software conversion was slower than expected, resulting in unacceptable customer service levels during the first half of fiscal year 1999. It is uncertain as to the impact lower customer service levels could have on future sales. Should the Company's future sales be adversely affected by this software conversion, there could be a material impact on the Company's results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         Not currently applicable to the Company.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Stockholders' Meeting held on November 5, 1998, the Company's stockholders voted on the following matters:

1. Election of three directors of the Company;
2. The ratification of selection of independent accounts; and
3. Such other business as may properly come before the meeting (none).

         The tabulation of votes provided by the Inspector of Election was as follows:

               Proposal                             Voting Tabulation
               --------                             -----------------

1.    ELECTION OF DIRECTORS
          Nominee                         For        Withhold/Against
          -------                         ---        ----------------
      Larry D. Fredricks               60,187,115       723,277
      Michael J. Jandernoa             60,173,962       736,430
      L. R. Jalenak, Jr.               60,189,907       720,485

      OTHER DIRECTORS WHOSE TERM
      OF OFFICE CONTINUES
      F. Folsom Bell
      Peter R. Formanek
      Richard G. Hansen
      John W. Spoelhof
      Mary Alice Taylor

                                          For           Against          Abstain
                                          ---           -------          -------
2.   RATIFICATION OF SELECTION OF
     BDO SEIDMAN, LLP                  60,671,391       149,061           89,940


Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit Number    Description
                   3(a)             Amended and Restated Articles of
                                    Incorporation of Registrant, incorporated by reference from Amendment No. 2 to Registration Statement No. 33-43834 filed by the Registrant on September 23, 1993.

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

                  10(f) Registrant's Restricted Stock Plan for Directors, dated November 6, 1997, incorporated by reference from Registrant's Form 10-K filed on October 6, 1998.

                  10(g) Second Amendment to Registrant's Credit Agreement, dated November 20, 1998, incorporated by reference from Registrant's Form 10-Q filed on November 23, 1998.

                  10(h) Credit Agreement, dated December 8, 1998, between Registrant and National City Bank.

                  27                Financial Data Schedule

          (b) Reports on Form 8-K

              The Company filed an 8-K on October 14, 1998 that announced the following organization changes at the executive officer level:

                    Domestic Business - Mark Olesnavage was named President of
                    L. Perrigo Company. He is responsible for all domestic over-the-counter pharmaceutical and nutritional business including sales, marketing, scientific affairs, production operations and related departments. Mr. Olesnavage had been President - Customer Business Development.


                    International Business - Craig Hammond was named President of Perrigo International. He is responsible for developing Perrigo's presence outside the United States, including all international business development, sales, marketing and production operations, as well as the Company's business in Mexico, Quimica y Farmacia. He will continue to be responsible for logistics, MIS, software implementation
                    (SAP) and Human Resources. Mr. Hammond had been Chief Operations Officer.


              The Company filed an 8-K on November 17, 1998 that announced that Richard G. Hansen had been named President and Chief Operating Officer, effective November 11, 1998.


                    Mr. Hansen, 53, has been a member of the Board of Directors of the Perrigo Company since 1995. He was President and Chief Operating Officer of Perrigo from 1991 until his retirement in 1995. Mr. Hansen was Executive Vice President and Chief Operating Officer of Perrigo from 1989 to 1991. From 1979 to 1989, he served in various executive capacities and led the implementation of our MIMS (Minimum Inventory Maximum Service) program that integrated consumer demand with operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              PERRIGO COMPANY
                                    -----------------------------------
                                               (Registrant)





Date: February 11, 1999             /s/Michael J. Jandernoa
     -----------------------        -----------------------------------
                                    Michael J. Jandernoa
                                    Chairman of the Board and Chief
                                      Executive Officer






Date: February 11, 1999             /s/Thomas J. Ross
     -----------------------        -----------------------------------
                                    Thomas J. Ross
                                    Vice President Finance -
                                      Principal Accounting and Financial Officer