Form 10-Q
period 1999-04-03
PERRIGO CO
filed 1999-05-11
CIK 820096

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
                                    ---------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: APRIL 3, 1999
                                                 --------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MICHIGAN                                             38-2799573
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

         515 EASTERN AVENUE
         ALLEGAN, MICHIGAN                                          49010
        ---------------------                                     ----------
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

                                    YES  X   NO
                                        ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                OUTSTANDING AT
         CLASS OF COMMON STOCK                                   MAY 3, 1999
         ---------------------                                -----------------
              WITHOUT PAR                                     73,288,540 SHARES



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        PERRIGO COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                PAGE
                                                                                NUMBER
                                                                                ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated statements of income--For the thirteen-week period ended April 3, 1999, the period from July 1, 1998 through
         April 3, 1999 and for the three and nine months ended March 31, 1998      3

         Condensed consolidated balance sheets--April 3, 1999
         and June 30, 1998                                                         4

         Condensed consolidated statements of cash flows--For the period from
         July 1, 1998 through April 3, 1999 and for the nine months ended
         March, 1998                                                               5

         Notes to condensed consolidated financial statements--
         April 3, 1999                                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                10

Item 3.  Quantitative and Qualitative Disclosures About Market Risks              14


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                         15


SIGNATURES                                                                        17

                                PERRIGO COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                     Third Quarter                           Year-To-Date
                                        --------------------------------------   -------------------------------
                                                                                  Period From
                                          Thirteen-Week        Three Months      July 1, 1998        Nine Months
                                           Period Ended            Ended            Through             Ended
                                             April 3,            March 31,         April 3,           March 31,
                                               1999                1998              1999               1998
                                               ----                ----              ----               ----
Net sales                                    $251,426             $223,676         $689,845           $688,187
Cost of sales                                 193,563              167,468          542,382            506,222
                                             --------              -------          -------            -------
Gross profit                                   57,863               56,208          147,463            181,965
                                             --------              -------          -------            -------

Operating expenses
 Distribution                                   9,658                8,156           26,376             23,647
 Research and development                       3,525                3,402           10,982              9,343
 Selling and administrative                    25,375               26,906           90,383             82,399
 Restructuring and redesign                        -                   110               -                 593
 Unusual litigation                             1,954                1,620            3,628              5,355
                                             --------              -------          -------            -------
                                               40,512               40,194          131,369            121,337
                                             --------              -------          -------            -------

Operating income                               17,351               16,014           16,094             60,628
Interest and other                              3,001                  688            9,038              1,752
                                             --------              -------          -------            -------

Income before income taxes                     14,350               15,326            7,056             58,876
Income tax expense                              4,638                5,851            2,597             21,751
                                             --------              -------          -------            -------

Net income                                   $  9,712              $ 9,475          $ 4,459            $37,125
                                             ========              =======          =======            =======

Basic earnings per share                     $   0.13              $  0.13          $  0.06            $  0.50
                                             ========              =======          =======            =======

Diluted earnings per share                   $   0.13              $  0.13          $  0.06            $  0.49
                                             ========              =======          =======            =======

     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    April 3,        June 30,
                                                                      1999            1998
                                                                    --------        --------
     ASSETS                                                        (Unaudited)
Current assets
   Cash and cash equivalents                                        $  1,520        $  1,496
   Accounts receivable, net of allowances of $3,247 and
     $2,691, respectively                                            120,419          74,601
   Inventories                                                       205,398         181,467
   Prepaid expenses and other current assets                           9,282           5,817
   Current deferred income taxes                                      41,627          42,675
   Assets held for sale                                               68,418          66,398
                                                                    --------        --------
      Total current assets                                           446,664         372,454

Property and equipment                                               331,109         303,038
  Less accumulated depreciation                                      128,008         112,394
                                                                    --------        --------
                                                                     203,101         190,644

Goodwill, net of accumulated amortization of $9,854 and
   $9,094, respectively                                               19,980          20,741
Other                                                                 14,836          12,022
                                                                    --------        --------
                                                                    $684,581        $595,861
                                                                    ========        ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                 $ 91,417        $ 78,791
   Notes payable                                                       6,865           5,379
   Payrolls and related taxes                                         17,772          13,266
   Accrued expenses                                                   40,196          40,791
   Income taxes                                                        2,225           3,293
                                                                    --------        --------
      Total current liabilities                                      158,475         141,520

Deferred income taxes                                                 28,111          27,264
Long-term debt                                                       164,727          81,619

Minority interest                                                        515             380

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
      none issued                                                          -               -
   Common stock, without par value, 200,000 shares authorized,
     73,282 and 74,692 issued, respectively                          101,924         116,660
   Unearned compensation                                                 (70)            (42)
   Retained earnings                                                 232,919         228,460
   Accumulated other comprehensive income                             (2,020)              -
                                                                    --------        --------
      Total shareholders' equity                                     332,753         345,078
                                                                    --------        --------
                                                                    $684,581        $595,861
                                                                    ========        ========

     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                           Period From          Nine
                                                           July 1, 1998        Months
                                                              Through           Ended
                                                             April 3,         March 31,
                                                               1999             1998
                                                               ----             ----
Cash Flows From Operating Activities:
   Net income                                               $  4,459          $ 37,125
   Depreciation and amortization                              16,458            22,497
   Write-off of Russian investment                            14,177                 -
                                                            --------          --------
                                                              35,094            59,622

   Accounts receivable                                       (49,142)           (7,075)
   Inventories                                               (25,369)          (33,038)
   Current and deferred income taxes                           1,862             2,672
   Increase in long-term licensing agreements                 (8,700)                -
   Assets held for sale                                       (2,020)                -
   Accounts payable                                           12,626             8,863
   Other                                                         553            (4,282)
                                                            --------          --------
         Net cash (for) from operating activities            (35,096)           26,762
                                                            --------          --------
Cash Flows For Investing Activities:
   Additions to property and equipment                       (28,071)          (49,007)
   Business acquisitions, net of cash acquired                     -           (15,827)
   Other                                                      (6,667)           (2,877)
                                                            --------          --------
         Net cash for investing activities                   (34,738)          (67,711)
                                                            --------          --------
Cash Flows From (For) Financing Activities:
   Borrowings of long-term debt, net                          83,108            58,428
   Borrowings of short-term debt, net                          1,486                 -
   Issuance of common stock                                       84               496
   Repurchase of common stock                                (14,820)          (30,195)
                                                            --------          --------
         Net cash from financing activities                   69,858            28,729
                                                            --------          --------

Net Decrease in Cash and Cash Equivalents                         24           (12,220)
Cash and Cash Equivalents, at Beginning of Period              1,496            14,356
                                                            --------          --------
Cash and Cash Equivalents, at End of Period                 $  1,520          $  2,136
                                                            ========          ========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                            $  6,459          $  1,966
   Income taxes paid                                        $    299          $ 18,603

    See accompanying  notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999

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

         Operating results for the period from July 1, 1998 through April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

INTERNATIONAL OPERATIONS

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

         In January 1999, the Company began to translate its Mexican operation's foreign currency denominated assets and liabilities into U.S. dollars at current rates of exchange as of the balance sheet date, and income and expense items at the average exchange rate for the reporting period. Prior to January 1999, the Mexican economy was considered "highly inflationary" under the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, a combination of current and historical exchange rates were used in remeasuring the local currency financial statements of the Company's Mexican operations, and the resulting exchange adjustments were included in income. The one-time translation adjustment associated with this change was a translation gain of $371, that was recorded as an increase in the cumulative translation adjustment account, a component of Other comprehensive income. The balance in the cumulative translation account, which is included in Other comprehensive income, was a net translation loss of $99 as of April 3, 1999.

EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" Earnings per Share ("EPS") calculations follows:

                                                  Third Quarter                          Year-To-Date
                                       --------------------------------        -----------------------------
                                                                                Period From
                                       Thirteen-Week       Three Months        July 1, 1998      Nine Months
                                       Period Ended           Ended             Through            Ended
                                         April 3,           March 31,           April 3,         March 31,
                                          1999                1998               1999              1998
                                          ----                ----               ----              ----
Numerator:
Net income used for both "basic"
  and "diluted" EPS calculation           $ 9,712            $ 9,475             $ 4,459          $37,125
                                          =======            =======             =======          =======
Denominator:
Weighted average shares outstanding
  For the period - used for "basic"
  EPS calculation                          73,265             74,622              73,662           74,960
Dilutive effect of stock options              254                699                 295              982
                                          -------            -------             -------          -------
Weighted average shares outstanding
  For the period - used for "diluted"
  EPS calculation                          73,519             75,321              73,957           75,942
                                          =======            =======             =======          =======

NEW ACCOUNTING STANDARDS

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income, the net change in the accumulated foreign currency translation adjustment account and the net change in unrealized gains and losses on securities classified for SFAS No. 115 purposes as held available for sale. Total comprehensive income for the third quarter of fiscal year 1999 was $7,692 compared to $9,475 for the same period in fiscal year 1998. Total comprehensive income for the period from July 1 through April 3, 1999 was $2,439 compared to $37,125 for the nine months ended March 31, 1998.

         Also in 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This Statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has reviewed this Statement and determined that it has one reportable segment - store brand health and beauty care. Accordingly, the adoption of SFAS No. 131 will not significantly impact the Company's current disclosures with respect to products, services, geographic areas and major customers.

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

NOTE B - INVENTORIES

         The components of inventories consist of the following:

                                                       April 3,       June 30,
                                                        1999           1998
                                                        ----           ----
         Finished goods                               $ 88,578        $ 70,206
         Work in process                                75,873          76,015
         Raw materials                                  40,947          35,246
                                                      --------        --------
                                                      $205,398        $181,467
                                                      ========        ========

NOTE C - RESTRUCTURING AND REDESIGN COSTS

         In April, 1999 the Company announced plans to implement cost reduction initiatives to improve operating results and financial performance. The cost reduction will be achieved through a workforce reduction that will affect corporate and over-the-counter ("OTC") professional, managerial, administrative and support staff personnel. The workforce reduction will be accomplished through a combination of early retirements, normal attrition, redeployments and job eliminations. No production job losses are anticipated. The Company expects that 120-150 positions will be eliminated and that after attrition, redeployments and early retirements, 80-100 persons will be terminated. The Company anticipates that the workforce reduction will be completed by June 30, 1999 and expects to record a pre-tax restructuring charge in the fourth quarter of fiscal year 1999 for severance related costs of approximately $3,000 to $4,000 in accordance with Emerging Issues Task Force 94-3. The Company estimates that it will realize operating income improvement of approximately $5,000 to $6,000 for fiscal year 2000 related to this workforce reduction.

         During the fourth quarter of fiscal year 1998, the Company announced the decision to divest its personal care business in order to reallocate resources to its more profitable OTC pharmaceutical and nutritional business. This action is more fully described in the Company's annual report on Form 10-K for the year ended June 30, 1998, under the caption "1998 Restructuring". The Company is still in the process of completing the divestiture and expects to have the sale completed by June 30, 1999. In the third quarter of fiscal year 1999 the Company completed the sale of its manufacturing facility in Missouri. No gain or loss was recorded in the Consolidated Income Statement for this sale. There have been no other changes in the net assets held for sale that have resulted in gains or losses during the period from July 1, 1998 through April 3, 1999. Net sales for the personal care business were $50,536 and $54,942 for the third quarters ended April 3, 1999 and March 31, 1998, respectively. Net sales for the personal care business were $143,620 and $153,816 for the period from July 1, 1998 through April 3, 1999 and the nine months ended March 31, 1998, respectively. The Company does not maintain operating income information by its three main product lines, however, based on the incremental approach, the Company estimates that the pre-tax operating income including plant inefficiencies for the personal care business was approximately $5,000 for the third quarter of fiscal year 1999 compared to a pre-tax operating loss of $4,000 for the third quarter of fiscal year 1998. The Company estimates that the personal care pre-tax operating income was approximately $2,000 for the period from July 1, 1998 through April 3, 1999 and the pre-tax operating loss for the nine months ended March 31, 1998 was approximately $7,000. The effect of suspending depreciation was $1,700 for the third quarter of fiscal year 1999 and $5,300 for the period from July 1, 1998 through April 3, 1999. The Company does not anticipate that it will incur any pre-tax operating losses or losses related to plant inefficiencies in the fourth quarter for the closing of plant facilities and the intention to divest the personal care business. During the period from July 1, 1998 through April 3, 1999, $3,288 was paid for costs primarily related to severance costs, relocation costs and professional fees for the 1998 restructuring. One hundred sixty three employees were terminated during the period. The costs incurred were charged against a reserve of $12,259, which was established in fiscal year 1998. As of April 3, 1999, a total restructuring reserve balance of $8,971 remains in accrued liabilities.

NOTE D - COMMITMENTS AND CONTINGENCIES

         For the period from July 1 through April 3, 1999, the condensed consolidated statement of income includes $3,628 of unusual litigation costs related to a purported class action and other legal matters as described in the Company's annual report on Form 10-K for the year ended June 30, 1998. In October 1998, the class action lawsuit was dismissed against all defendants. In November 1998, the plaintiffs appealed the dismissal of their case. In April 1999, the plaintiffs withdrew their appeal. The dismissal of the appeal and the subsequent entering of the final judgment ends any further action against the Company. Under the agreement reached with the plaintiffs, no money or other compensation will be paid to the plaintiffs or their attorneys. In April 1999, the plaintiffs in the related shareholder derivative lawsuit agreed to dismiss that suit based upon the dismissal of the class action. Under the terms agreed to with the plaintiff, no money or other compensation will be paid to the plaintiff or his attorneys. The Company anticipates that it will receive reimbursement under provisions of its liability insurance coverage in the fourth quarter of fiscal year 1999 for a significant portion of the legal fees and expenses incurred for this class action lawsuit and the related derivative lawsuit. The payment will be included on the Unusual litigation line of the Consolidated Income Statement.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           THIRD QUARTER AND NINE MONTHS OF FISCAL YEARS 1999 AND 1998

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEARS 1999 AND 1998

         The Company's net sales increased by $27,750 or 12.4% to $251,426 for the third quarter of fiscal year 1999, from $223,676 during the third quarter of fiscal year 1998. The increase was primarily due to an increase in shipments to existing customers and to the replenishment of customer inventories for both OTC and vitamin products. In addition, the Company's speed of recovery from its conversion to a new integrated software package in the first quarter was slower than expected resulting in a backlog of orders that were filled in the third quarter. The increase was also due to a later peak to the cough/cold/flu season, resulting in lower sales in the second quarter of fiscal year 1999 compared to last year and higher sales in the third quarter of fiscal year 1999 of OTC pharmaceutical products. For the quarter, sales of OTC pharmaceutical products were up over 20 percent from the third quarter last year. On a year-to-date basis, the Company experienced a modest increase in OTC pharmaceutical product sales. The increase in sales of OTC and vitamin products during the quarter was partially offset by a decrease in unit sales to existing customers of personal care products.

         The Company anticipates sales to be around $200,000 for the fourth quarter of fiscal year 1999 (assuming Personal Care sales are included for the entire fourth quarter), compared to $214,450 for the fourth quarter of fiscal year 1998. Several factors are anticipated to contribute to this sales shortfall; record sales in the third quarter of fiscal year 1999 helped by several large retailers building inventory levels; record vitamin sales in the fourth quarter of fiscal year 1998; partially offset by additional sales from new products in the fourth quarter of fiscal year 1999.

         Gross profit increased $1,655 or 2.9% for the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998. The gross profit percentage for the third quarter of fiscal year 1999 was 23.0% compared to 25.1% for the third quarter of fiscal year 1998. The decrease in gross profit percentage was primarily due to outsourcing costs incurred to meet customer service requirements and an increase in reserves established for possible inventory obsolescence. Gross profit for the quarter also reflected increased sales of higher margin OTC products.

         Operating expenses increased $318 or 0.8% for the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998. Operating expenses, as a percentage of net sales, decreased to 16.1% for the third quarter of fiscal year 1999 compared to 18.0% for the third quarter of fiscal year 1998. Operating expenses consist of distribution, research and development, selling and administrative, restructuring and redesign and unusual litigation costs. Distribution expenses increased $1,502 or 18.4% from the third quarter of fiscal year 1998 primarily due to higher sales and expediting shipments to meet customer service requirements and higher warehousing costs. Distribution expense, as a percentage of net sales, was 3.8% of net sales for the third quarter of fiscal year 1999 compared to 3.6% of net sales for the third quarter of fiscal year 1998. Research and development expenses increased $123 or 3.6% from the third quarter of fiscal year 1998 primarily due to costs associated with the development of new products which are approved through the Food and Drug Administration's ("FDA") Abbreviated

New Drug Application ("ANDA") process. Research and development expense, as a percentage of net sales, was 1.4% for the third quarter of fiscal year 1999 compared to 1.5% for the third quarter of fiscal year 1998. Selling and administrative expense decreased $1,531 or 5.7% from the third quarter of fiscal year 1998 primarily due to reductions in promotional expense and sales and marketing expenses partially offset by an increase in MIS expenses related to the Company's new integrated software package. Restructuring and redesign and unusual litigation costs increased $224 from the third quarter of fiscal year 1998. See Notes C and D to the condensed consolidated financial statements.

         Interest and other expense increased $2,313 from the third quarter of fiscal year 1998. Interest expense increased $2,400 to $3,196 for the third quarter of fiscal year 1999 compared to $796 for the third quarter of fiscal year 1998 primarily due to higher borrowing levels. Other income was $195 for the third quarter of fiscal year 1999 compared to $108 for the same period in fiscal year 1998.

         The effective tax rate was 32.3% for the third quarter of fiscal year 1999, compared to 38.2% for the third quarter of fiscal year 1998. The effective tax rate for the third quarter of fiscal year 1999 was affected by adjustments to permanent differences in the quarter.

NINE MONTHS ENDED APRIL 3, 1999 AND MARCH 31, 1998

         The Company's net sales increased $1,658 or 0.2% to $689,845 for the first nine months of fiscal year 1999, from $688,187 during the same period in fiscal year 1998. The slight increase was primarily due to increases in antacid, analgesic and cough & cold products and an increase in international sales, offset by a decrease in personal care and vitamin products.

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

         Gross profit decreased $32,839 or 18.0% for the first nine months of fiscal year 1999 compared to the same period in fiscal year 1998. The gross profit percentage for the first nine months of fiscal year 1999 was 21.6% compared to 26.4% for the same period in fiscal year 1998. The decrease in gross profit percentage was primarily due to inefficiencies resulting from the Company's conversion to its new software system and outsourcing costs incurred to meet customer service requirements.

         Operating expenses decreased $842 for the first nine months of fiscal year 1999 compared to the first nine months of fiscal year 1998. Operating expenses as a percentage of net sales, were 17.5% of net sales for the first half of fiscal year 1999 compared to 17.6% for the same period in fiscal year 1998. Distribution expenses increased $2,729 or 11.5% from the first nine months of fiscal year 1998 primarily due to expedited shipment costs and higher warehousing costs incurred to meet customer service requirements. Distribution expense, as a percentage of net sales, was 3.8% for the first nine months of fiscal year 1999 compared to 3.4% for the same period in fiscal year 1998. Research and development expenses increased $1,639 or 17.5% from the first nine months of fiscal year 1998 primarily due to costs associated with the development of new products, which are approved through the FDA's ANDA process. Research and development expenses for fiscal year 1999 are expected to be higher than the fiscal year 1998 expenses. Research and development expense, as a percentage of net sales, was 1.6% for the first nine months of fiscal year 1999 compared to 1.4% for the same period in fiscal year 1998. Selling and administrative expense decreased $2,890 or 3.5% from the first nine months of fiscal year 1998, primarily due to reductions in sales, marketing and promotional expenses partially offset by an increase in MIS expenses related to the Company's new integrated software package. Selling and administrative expense was 11.5% of net sales for the first nine months of fiscal year 1999 compared to 12.0% for the same period in fiscal year 1998. Restructuring and redesign and unusual litigation costs decreased $2,320 from the first nine months of fiscal year 1998. See Notes C and D to the condensed consolidated financial statements.

         Interest and other expense increased $5,646 from the first nine months of fiscal year 1998. Interest expense increased $6,684 to $8,169 for the first nine months of fiscal year 1999 from $1,485 for the same period of fiscal year 1998 primarily due to higher borrowing levels. Other income was $771 for the first nine months of fiscal year 1998 compared to other expense of $267 for the same period in fiscal year 1998.

    The effective tax rate was 36.8% for the first nine months of fiscal year 1999 compared to 36.9% for the same period in fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal year 1999, working capital increased $57,255 and cash flow for operating activities was $35,096. Accounts receivable increased $49,142, inventories increased $25,369 and accounts payable increased $12,626. These increases were primarily due to customer service requirements and inefficiencies caused by the Company's conversion to a new software system in September 1998.

         Capital expenditures for facilities and equipment were $28,071 for the first nine months of fiscal year 1999. A significant portion of these expenditures was for the construction of a new distribution facility in Allegan, Michigan and expansion of the manufacturing facility for nutritional products. Capital expenditures, originally planned at approximately $60,000 for fiscal year 1999, will decrease to approximately $40,000 due to deferral or cancellation of certain projects. Planned capital expenditures are primarily for the expenditures as noted above and additional manufacturing and packaging equipment required to support the OTC pharmaceutical and nutritional product categories.

         The Company entered into long-term licensing agreements in fiscal year 1999 to manufacture and/or sell certain OTC products that would have otherwise been unavailable. Certain payments related to these agreements in the amount of $8,700 are included in other assets and will be amortized over the terms of the agreements.

         The Company has a Russian investment that is accounted for using the equity method. Due to the collapse of the Russian economy, the Company wrote off its net investment of $1,640 and also wrote off inventory of $1,663 and accounts receivable and notes receivable of $10,874 related to this Russian investment in the first quarter of fiscal year 1999.

         During the first nine months of fiscal year 1999, the Company purchased 1,550 shares of common stock for $14,820 under its common stock repurchase program. The common stock was retired.

         Long-term debt increased $83,108 during the first nine months of fiscal year 1999 as the Company drew on its $150,000 line of credit and its $55,000 uncommitted lines of credit to fund, primarily, working capital requirements, the common stock repurchase program and capital expenditures. At April 3, 1999 the Company had $10,000 available on the line of credit and $30,273 available from the uncommitted credit facilities with two financial institutions.

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

         The Company believes it has completed the identification of systems that need to be reviewed for Year 2000 Compliance and has prioritized each system as "critical", "important" or "non-critical". The following procedures are being followed for all systems in order to gain assurance that they are year 2000 compliant: (1) Obtain the Year 2000 compliance status from the manufacturer. If the system is not considered Year 2000 compliant by the manufacturer it will be updated, replaced or eliminated; (2) Test each system to determine year 2000 compliance; (3) Remediate and retest noncompliant systems until year 2000 compliance is obtained. Critical systems are the highest priority. Important systems are being tested and remediated, non-critical systems will be tested as time permits. Y2K compliance testing of our core business system, SAP R/3, has revealed no Y2K related problems. Critical systems requiring remediation are scheduled for completion in the third quarter of calendar year 1999. The Company expects to prepare contingency plans for all critical systems in the second quarter of calendar year 1999. Based on the information received to date, the Company currently anticipates the cost of its year 2000 compliance program to be approximately $2,000 to $2,500 for calendar year 1999. There can be no assurance that the Company will be able to identify and correct all aspects of the year 2000 problem that affect it in sufficient time, and if it cannot, the failure would have a material negative impact on the Company's business, operations or financial condition. The Company, however, does not currently expect that the year 2000 problem as it relates to its internal systems will have a material negative impact on the Company.

         The Company is monitoring the insurance, regulatory and legal implications as they relate to the year 2000. The Company at this time does not anticipate that the costs associated with this review will be material to the Company's financial condition or results of operations.

         The Company's plan to determine the year 2000 compliance status of its key suppliers and customers is in progress. The plan involves soliciting information from suppliers and customers through use of surveys and follow-up discussions and testing where needed. The Company has sent out surveys to all of its current key suppliers and customers and received back a majority of these surveys. The survey responses have been rated by the Company to establish the stated level of compliance by the respondent. While the Company cannot guarantee year 2000 compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary surveys indicate that current key suppliers and customers are aware of the issues and are working on a solution to achieve compliance on or before the year 2000. The next steps will be to obtain more detailed information from certain key suppliers and customers, follow-up with those companies who did not respond satisfactorily to the survey and test systems where needed. The Company is also in the process of developing a contingency plan to deal with those key suppliers and customers who may not be year 2000 compliant prior to the year 2000. If certain key suppliers or customers were not year 2000 compliant and the Company was unaware of the noncompliance, the Company's results of operations and financial condition could be significantly negatively impacted. However, at this time the Company is not aware of any key suppliers or customers who will be significantly hampered from conducting normal business because of internal year 2000 problems.

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

         The Company converted to a new integrated software package in the first quarter of fiscal year 1999. The Company's recovery from this software conversion was slower than expected; resulting in unacceptable customer service levels during the first half of fiscal year 1999. It is uncertain as to the impact lower customer service levels could have on future sales. Should the Company's future sales be adversely affected by this software conversion, there could be a material impact on the Company's results of operations or financial position.

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

               10(h) Credit Agreement, dated December 8, 1998, between Registrant and National City Bank, incorporated by reference from Registrant's Form 10-Q filed on February 11, 1999.

               27                Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the thirteen-weeks ended April 3, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                            PERRIGO COMPANY
                                                      -------------------------
                                                              (Registrant)





Date: May 11, 1999                                    /s/ Michael J. Jandernoa
     -------------------                              -------------------------
                                                      Michael J. Jandernoa
                                                      Chairman of the Board and
                                                       Chief Executive Officer



Date: May 11, 1999                                    /s/ Thomas J. Ross
     -------------------                              -------------------------
                                                      Thomas J. Ross
                                                      Vice President Finance -
                                                       Principal Accounting and
                                                       Financial Officer