Form 10-K405
period 1999-07-03
PERRIGO CO
filed 1999-10-01
CIK 820096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K 405

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 3, 1999

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
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 17, 1999 as reported on the NASDAQ National Market System, was approximately $371,100,320. Shares of common stock held by each executive officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of September 17, 1999 the registrant had outstanding 73,345,540 shares of common stock.

      Documents incorporated by reference: Registrant's Proxy Statement for its Annual Meeting on December 7, 1999 is incorporated by reference into Part III.

                                    PART I.

Item 1.  Business of the Company.   (Dollar amounts in thousands)

GENERAL

         Perrigo Company (the "Company"), established in 1887, is the nation?s largest manufacturer of store brand over-the-counter ("OTC")(non-prescription) pharmaceutical products and also manufactures store brand nutritional products. Prior to the divestiture of the personal care business in August 1999, as described more fully in Item 7, the Company was the nation's largest manufacturer of store brand personal care products. Store brand products are sold under a retailer's own label and compete with nationally advertised brand name products. The Company attributes its leadership position in the store brand market to its comprehensive product assortment and to its commitment to product quality, customer service, retailer marketing support and low cost production.

         The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as Albertson's, CVS, Kmart, Kroger, Target, Walgreens and Wal-Mart and major wholesalers such as Fleming, McKesson, Super Valu and Topco.

         The Company operates in one reportable business segment, store brand health care, and markets a broad line of products that are comparable in quality and effectiveness to national brand products. These products include over-the-counter pharmaceuticals such as analgesics, cough and cold remedies, antacids, laxatives, feminine hygiene and suppositories; and nutritional products such as synthetic and natural vitamins, herbals, nutritional drinks and diet aids. Prior to the sale of the personal care business, the Company marketed personal care products such as toothpaste, mouthwash, rubbing alcohol, hydrogen peroxide, baby care, skin care, hair care and sun care. The cost to the customer of a store brand product is significantly lower than that of a nationally advertised brand name product. The customer therefore can price a store brand product below the competing national brand product while still realizing a higher profit margin. Generally, the retailers? dollar profit per unit of store brand product sold is higher than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a quality product at a price below a comparable national brand product.

         The Company currently manufactures and markets its own brand name products under the names Good Sense(R), Daily Source(R), Herbal Source(R), Nature's Glo(TM) and KidMed(TM). Prior to the sale of the personal care business, the Company used its own brand name of Swan(R). The Company now markets its own products under the Swan(R) label pursuant to a licensing agreement with the purchaser of the personal care business. The Company also manufactures products under contract for marketers of national brand products.

         The Company's principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan 49010 and its telephone number is (616) 673-8451. The Company operates primarily through three wholly-owned domestic subsidiaries, L. Perrigo Company, Perrigo Company of South Carolina, Inc., and Perrigo International, Inc.; four wholly-owned foreign subsidiaries, Perrigo de Mexico S.A. de C.V., Nippon Perrigo, K.K., Sagmel U.S.A. and Perrigo de Brasil Ltda.; and one majority owned foreign subsidiary, Quimica y Farmacia, S.A. de C.V. As used herein, the "Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

SIGNIFICANT DEVELOPMENTS DURING FISCAL YEAR 1999

         In the fourth quarter of fiscal year 1998, the Company announced a major restructuring plan, which involved the closing of manufacturing facilities in California and Missouri and the intention to divest of the personal care business. The Company recorded a nonrecurring pre-tax charge of $121,966 in the fourth quarter of fiscal year 1998 for the estimated costs associated with this restructuring. In the second half of fiscal year 1999, the manufacturing facilities in California and Missouri were sold. Proceeds from these sales were $9,000. In June 1999 the Company entered into an agreement in principle to sell the personal care business and in August 1999 the sale was completed. Proceeds from the sale, which are subject to post-closing adjustment, were $32,200 and an additional pre-tax restructuring charge of $3,248 was recorded in the fourth quarter of fiscal year 1999. The LaVergne, Tennessee logistics facility was not included in this sale and is reported as an asset held for sale at July 3, 1999. The Company is leasing this facility to the new owners of the personal care business for a term of two years. The lease is assignable to the purchasers of this logistics facility. See Item 7 for a further discussion of the 1998 restructuring.

         In the fourth quarter of fiscal year 1999 the Company announced a workforce reduction plan that resulted from the Company's decision to divest its personal care business and efficiencies created by implementation of a new enterprise software system as discussed below. A pre-tax charge of $2,615 was recorded, which primarily related to the severance associated with early retirements and job eliminations for 57 people. See Item 7 for a further discussion of the 1999 restructuring.

         Three significant lawsuits were decided in favor of the Company during the year. The first lawsuit was originally filed in 1994 by the Company's former owner and related to the purchase of the Company in 1988. The former owner has filed an appeal. No ruling has been made on this appeal. The two other lawsuits were a class action and a related derivative class action. The Company and its officers were defendants in these lawsuits. In the fourth quarter, the Company received reimbursement of $8,000 under provisions of its liability insurance coverage for a significant portion of the legal fees and expenses incurred for the class action and derivative lawsuits.

         The Company completed construction of two logistics facilities located in Allegan, Michigan and LaVergne, Tennessee. Both logistics facilities were fully operational in the first half of the year. These modern facilities are intended to reduce the Company's overall distribution costs and improve customer service. As discussed above, the LaVergne, Tennessee logistics facility is intended to be sold because it primarily serviced the personal care business.

         The Company converted to a new enterprise software system in the first quarter. While this conversion was challenging and initially created operating inefficiencies that had a negative impact on customer service and earnings in the first and second quarters, the Company has begun to realize the efficiencies of systems integration.

         The Company has a Russian investment that is accounted for using the equity method. During the first quarter, the Company wrote off a total of $14,177, including its net investment of $1,640, inventory of $1,663 and accounts and notes receivable of $10,874, due to the collapse of the Russian economy.

         The Company realized sales from several new products including an antacid comparable to the branded product Tagamet HB(R) and children's ibuprofen oral suspension and oral drops, analgesic products comparable to the brand Children's Motrin(R). Other significant new product launches included zinc gluconate lozenges, quick dissolve children's analgesic tablets, extended-relief cold tablets and three-day feminine hygiene treatments. In June 1999, the Company began shipping an OTC nicotine transdermal patch for adult use as an aid to smoking cessation. This is a new category for the Company with the product manufactured and supplied through a third party agreement.

         The Company received Abbreviated New Drug Application ("ANDA") approvals from the Food and Drug Administration ("FDA") to manufacture the following products that are comparable to the respective national brands as noted:

- Children's Ibuprofen Oral Suspension (Children's Motrin(R))
- Children's Ibuprofen Oral Drops (Children's Motrin(R))
- Cimetidine Acid Blocker Tablets (Tagamet HB(R))
- Pseudoephedrine Hydrochloride Extended-release Tablets (Sudafed(R) 12 Hour)
- Miconazole 3 Combination Package (Monistat(R) 3 Combination Pack)
- Junior Strength Ibuprofen Tablets (Junior Strength Motrin(R))

   In addition, the FDA approved Elan Corporation's New Drug Application
(NDA) to change from prescription to OTC status its nicotine transdermal patch for adult use as an aid to smoking cessation. Perrigo began the marketing and distribution of the OTC product through the store brand market sector in June 1999.

BUSINESS STRATEGY

         The Company attributes its sustained leadership position in the store brand market to its implementation of several focused business strategies that reflect the Company's commitment to its customers and employees. The strategy is outlined below. As discussed above, the Company sold its personal care business in August 1999. The Company is focusing its efforts on the significant opportunities that exist in the higher growth, higher margin OTC pharmaceutical and nutritional businesses.

                     PRODUCT ASSORTMENT AND PRODUCT QUALITY

         The Company offers a comprehensive product assortment in order to fill customers' needs while minimizing their product sourcing costs.

         The Company is dedicated to developing and marketing new store brand products before the competition. As a result, the Company has a research and development staff that management believes is one of the most experienced in the industry at developing national brand equivalent products. This staff also responds to changes in existing national brand products by reformulating comparable existing Company products. In the over-the-counter pharmaceutical market, many new products are the result of changes in product status from "prescription only" (Rx) to "over-the-counter" (non-prescription). These Rx switch products require approval by the FDA through its ANDA process. In order to accelerate the approval process, the Company uses both internal research and strategic product development agreements with outside sources.

         The Company is committed to providing a high-quality product to the customer. All products are developed using ingredients, formulas and processes comparable to those of national brand products. Packaging is designed to make the product visually appealing to the consumer. High quality standards are maintained throughout all phases of production, warehousing and distribution.

                     CUSTOMER SERVICE AND MARKETING SUPPORT

         The Company seeks to establish customer loyalty by providing superior customer service and marketing support. This includes providing (1) a comprehensive assortment of quality, value priced products, (2) timely processing, shipment and delivery of orders, (3) assistance in managing customer inventories and (4) support in building the store brand business.

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

                               LOW COST PRODUCTION

         The Company continually strives to improve its manufacturing capabilities and technology in order to provide the manufacturing flexibility necessary to meet its customers' changing needs and maintain a low cost producer position. Productivity and efficiency improvements are encouraged by sharing related cost savings with employees through formalized employee gain-sharing programs that share productivity improvements with operating employees. Education of the work force and a team approach provide employees with the skills to generate and implement programs designed to increase the Company's productivity and efficiency, to improve quality and to better serve customers.

         Continuous improvement programs are utilized to improve efficiency by eliminating waste from all phases of Company operations. These programs include cross-functional teams, internal and external audits and on-the-job training.

         All levels of management are involved in the planning process in an effort to forecast future manufacturing needs with sufficient lead-time to reallocate production resources.

BUSINESS SEGMENT

         The Company had three operating segments in fiscal year 1999 as defined by the accounting pronouncement Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". These segments were OTC pharmaceuticals, nutritional products and personal care products. The personal care business was sold in August 1999 and information related to its assets, sales and operating income is found in the Restructuring section of Item 7. The OTC pharmaceuticals and nutritional product segments have been aggregated into one reportable segment because their operating processes, types of customers, distribution methods, regulatory environment and expected long-term financial performance are very similar. Management believes this is consistent with the objective and basic principles of SFAS No. 131. See Note A to the consolidated financial statements included in
Item 8 for further information related to business segments.

PRODUCTS

         The Company currently markets approximately 920 store brand products to approximately 430 customers. The Company includes as separate products multiple sizes, flavors and product forms of certain products. The Company has a leading market share in certain of its products in the store brand market.

         During fiscal year 1999 approximately $50 million of the Company?s net sales were attributable to new products added to the Company?s product lines within the past two fiscal years.

         The Company manufactures and markets certain products under its own brand names Good Sense(R), Daily Source(R), Herbal Source(R), Nature's Glo(R) and KidMed(TM) and also markets products under the brand name Swan(R) through a license with the current owners of the personal care business. Net sales of these products were approximately 4.5% to 5.5% of the Company's net sales for fiscal years 1999, 1998 and 1997.

         The following table illustrates net sales for the Company's three product lines from fiscal year 1995 through fiscal year 1999. Net sales do not include miscellaneous sales.

                                                                    NET SALES BY PRODUCT LINE
                                                                            YEAR ENDED
                                                  ------------------------------------------------------------
                                                                                   JUNE 30,
                                                   JULY 3,     -----------------------------------------------
                                                    1999         1998         1997         1996         1995
                                                  --------     --------     --------     --------     --------
         OTC Pharmaceuticals............          $551,433     $536,328     $526,541     $474,551     $450,608
         Personal Care..................           192,409      212,261      206,480      212,234      197,784
         Nutritional....................           133,693      151,709      110,408       89,808       66,701
                                                  --------     --------     --------     --------     --------
                                                  $877,535     $900,298     $843,429     $776,593     $715,093
                                                  ========     ========     ========     ========     ========

         Listed below are some of the products marketed by the Company under store brand labels. Each retailer may have its own name for a store brand product. Also listed are the names of certain national brands against which the Company's products compete.


                                     Illustrative Competing
Company Products                        National Brands
----------------                     ----------------------

                        OVER-THE-COUNTER PHARMACEUTICALS

Analgesics
----------
Ibuprofen                             Advil(R), Motrin(R)
Children's Ibuprofen                  Children's Motrin(R)
Pain Reliever Without
  Aspirin (Acetaminophen)             Tylenol(R)
Children's Non-Aspirin                Children's Tylenol(R)
Children's Non-Aspirin Quick
  Dissolving Tablets
Aspirin                               Bayer(R)
Naproxen Sodium                       Aleve(R)
Pain Reliever & Sleep Aid             Tylenol(R) PM

Cough/Cold
----------
Nite Time                             NyQuil(R)
Tussin Cough Syrups                   Robitussin(R)
Children's Non-Aspirin Cold/Cough     Tylenol(R) Cold Plus Cough
Pseudoephedrine                       Sudafed(R)
Pseudoephedrine Hydrochloride
  Extended-release                    Sudafed(R) 12 Hour Extended-release
Diphedryl(R)                          Benadryl(R)
Nasal Spray                           Afrin(R)
Dayhist - 1                           Tavist - 1(R)
Non-Aspirin Sinus                     Tylenol(R) Sinus

Antacids
--------
Ma-santi(R)                                        Mylanta(R)
Flavored Antacid                                   Tums(R)
Effervescent Pain Relief                           Alka-Seltzer(R)
Cimetidine Acid Blocker                            Tagamet HB(R)

Laxatives
---------
Natural Fiber Laxative                             Metamucil(R)
Laxative Pills                                     Ex-Lax(R)
Milk of Magnesia                                   Phillips(R) M.O.M.

Anti-diarrheal, Feminine Hygiene, Suppositories    Immodium A-D(R), Monistat(R) 3, Preparation H(R)
------------------------------------------------

Dermatologic, Diagnostic Test Kits                 Rogaine(R),  e.p.t.(R)
----------------------------------

Smoking Cessation
-----------------
Nicotine Transdermal System

                              NUTRITIONAL PRODUCTS

Synthetic Vitamins
------------------
Multiple Vitamins                                  One-A-Day(R) Maximum
Century                                            Centrum(R)
Century Kids                                       Centrum Junior(R)
A-Shapes Chewables                                 Flintstones(R)
Therapeutic M                                      Theragran M(R)
Antioxidant with Zinc                              Ocuvite(R)
Calcium                                            Caltrate(R)
Calcium Citrate                                    Citracal(R)
"Super" Multiple Vitamins and Minerals

Natural Vitamins
----------------
Vitamin C
Vitamin E
Beta Carotene

Herbals/Specialty Items
-----------------------
Ginseng                                            Ginsana(R)
Garlic                                             Garlique(R)
Ginkgo Biloba                                      Ginkoba(R)
Echinacea                                          Echinex(R)
Saw Palmetto                                       ProPalmex(R)
St. John's Wort                                    Kira(R)
Chromium Picolinate
Lecithin
Combination Herbs
Kava Kava

Nutritional Drinks
------------------
Liquid Nutritional Supplement                      Ensure(R)

                             PERSONAL CARE PRODUCTS

         During fiscal year 1999 and through the date the personal care business was sold in August 1999, the Company marketed various personal care products under store brand labels. Store brand equivalents of oral hygiene products, skin care, sun care, baby care and hair care products and other personal care products were sold by the Company until the date of sale of the personal care business.

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

         The Company has been granted FDA approval to manufacture and distribute products such as loperamide hydrochloride, ibuprofen oral suspension and miconazole 3, products comparable to the national brands Imodium A-D(R), Children's Motrin(R) and Monistat(R) 3 Combination Pack, respectively.

         The Company has obtained the rights to distribute, through use of strategic alliance agreements, products such as Dayhist-D and DiBromm, products comparable to the national brands Tavist-D(R) and Dimetapp(R), respectively.

         The Company estimates that products for which marketing exclusivity is expiring through the year 2002 represent a substantial potential market. The Company is actively pursuing all avenues to offer store brand equivalents of these products. However, there can be no assurance that the Company will be successful in obtaining approval to distribute additional products.

         The Company spent $14.9 million, $15.9 million, and $13.7 million for research and development during fiscal years 1999, 1998 and 1997, respectively. The Company anticipates that research and development expenditures as a percent of net sales will increase in the foreseeable future.

SALES AND MARKETING

         The Company employs its own sales force to service larger customers and uses industry brokers for some smaller retailers. Sales and field marketing employees are assigned to specific customers in order to understand and work most effectively with the customer. They assist in the development of in-store marketing programs (described below) and optimize communication of customers' needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the labels of Swan(R) and Good Sense(R).

         The Company has no long-term contracts with customers that are considered material. Wal-Mart accounted for 24%, 24% and 22% of net sales for fiscal years 1999, 1998 and 1997, respectively. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's operating results and financial position. Such a change is not anticipated in the foreseeable future. No other customer accounted for more than 10% of net sales.

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

MANUFACTURING AND DISTRIBUTION

         The Company had ten manufacturing facilities which occupied approximately 2.2 million square feet at July 3, 1999. The Company sold manufacturing facilities in Missouri and California in the second half of fiscal year 1999. The Company also sold its Smyrna, Tennessee manufacturing facility in August 1999 as part of the sale of the personal care business. The manufacturing facilities in Missouri and California had approximately 0.3 million square feet. The Smyrna, Tennessee manufacturing facility had approximately 0.7 million square feet. The Company supplements its production capabilities with the purchase of product from outside sources and will continue to do so in the future. During fiscal year 1999, the Greenville, South Carolina facility was expanded to support growth in the nutritional product category. During fiscal year 1999, the nutritional facility generally operated at between 50% and 100% of capacity, the over-the-counter pharmaceutical facilities generally operated at between 70% and 90% of capacity and the personal care facilities generally operated at between 65% and 75% of capacity. The Company aggressively explores opportunities to utilize available capacities, such as contract manufacturing for national brands.

         The Company's manufacturing operations are designed to allow low cost production of a wide variety of products of different quantities, sizes and packaging while maintaining a high level of customer service and quality. Flexible production line change-over capabilities and reduced cycle times allow the Company to respond quickly to changes in manufacturing schedules.

         The Company has five regional logistics facilities across the United States and two logistics facilities in Mexico that occupied approximately 1.7 million square feet at July 3, 1999. These include the new logistics facilities in Allegan, Michigan and LaVergne, Tennessee, which were opened in fiscal year 1999 to replace multiple leased facilities in Holland, Michigan and LaVergne, Tennessee. These new logistics facilities are intended to reduce the Company's overall distribution costs and improve customer service. The LaVergne, Tennessee logistics facility was intended to primarily serve the personal care business. As described more fully in Item 7, the personal care business was sold in August 1999. The buyer of the personal care business will operate out of the LaVergne logistics facility under a two year lease agreement. The Company anticipates that the logistics facility will be sold in fiscal year 2000. Both contract freight and common carriers are used to deliver products.

COMPETITION

         The market for store brand over-the-counter pharmaceutical, personal care and nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and availability of new products. The Company believes it competes favorably in all of these areas.

         The Company's direct competition in store brand products consists primarily of independent, privately owned companies and is highly fragmented in terms of both geographical market coverage and product categories. The Company is the nation's largest manufacturer of store brand over-the-counter pharmaceutical products. The Company competes in the nutritional area with companies with broader product lines and larger sales volumes.

         The Company's products also compete with nationally advertised brand name products. Most of the national brand companies have resources substantially greater than those of the Company. National brand companies could in the future seek to compete more directly in the store brand market by manufacturing store brand products or by lowering prices of national brand products. The Company believes that the manufacturing methods used by national brand companies are not easily adapted to the requirements of the store brand market. These requirements include the ability to produce many different package designs and product sizes. In addition, the marketing focus of national brand companies is directed towards the consumer rather than toward the retailer.

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

SEASONALITY

         The Company's sales are subject to seasonality, primarily with regard to the timing of the cough/cold/flu season which generally runs from September through March. In addition, historically, the Company's sales of cough/cold/flu products have varied from year to year based in large part on the strength and length of the cough/cold/flu season. Total retail sales for cough/cold/flu products (both national brands and store brands) in fiscal year 1999 were comparable to fiscal year 1998, with the peak cough/cold/flu season occurring later than normal. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu products, there can be no assurance that the Company's future sales of those products will necessarily follow historical patterns.

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

         In November 1997, legislation, known as the Food and Drug Administration's Modernization Act of 1997, was passed by Congress and signed by the President. The FDA changed its policy regarding market exclusivity for products switching from "prescription only" to "over-the-counter" status. In general, the effect of this legislation and the FDA policy change is to extend, in certain instances, the exclusivity granted to certain "Rx switch" products. Whereas previously the ANDA process took up to three years, in the future it may take up to four years before the Company will be able to sell these "switch" products. This will have the effect of deferring in certain instances the timing of sales for the Company for these types of products.

         Pharmaceutical products must also comply with FDA regulations known as "Current Good Manufacturing Practices for Finished Pharmaceuticals." The Company complies with these practices, which require strict quality control standards at all stages of production, including raw material receipt and storage, and product manufacturing and labeling, storage and distribution.

         The Company's nutritional products comply with the applicable standards as required by the Federal Food, Drug and Cosmetic Act of 1938, as amended. The FDA's most recent inspection of the Company's manufacturing facilities found the Company in compliance with these standards.

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

EMPLOYEES

         As of July 3, 1999, the Company employed 4,191 permanent and temporary employees, of whom 338 were engaged in executive, financial and administrative capacities; 219 in marketing, sales and service; 3,226 in production, warehousing and distribution; and 408 in research and development and quality control functions. At July 3, 1999, approximately 421 persons were employed on a temporary or seasonal basis. Management considers its relations with its employees to be good. The Company has not been a party to a collective bargaining agreement in the United States. There are 394 employees in Mexico, of which 204 are covered by a collective bargaining agreement. The personal care business, which was sold in August 1999, employed 1,025 permanent and temporary employees at July 3, 1999 that are included in the employee numbers reported above.

Item 2.              Properties.

         As of July 3, 1999, the Company owned or leased the following primary facilities:

                                                                 Approximate
        Location                   Type of Facility              Square Feet   Leased or Owned
        --------                   ----------------              -----------   ---------------
Allegan, Michigan               Manufacturing (4 locations)         986,400        Owned
Smyrna, Tennessee               Manufacturing                       715,600        Owned (1)
Greenville, South Carolina      Manufacturing                       169,600        Owned
Holland, Michigan               Manufacturing                       120,000        Owned
Ramos Arizpe, Mexico            Manufacturing                        99,760        Owned
Montague, Michigan              Manufacturing                        84,000        Owned
Ramos Arizpe, Mexico            Manufacturing                        21,000        Owned (2)
Allegan, Michigan               Logistics                           517,000        Owned
LaVergne, Tennessee             Logistics                           517,000        Owned (3)
Cranbury, New Jersey            Logistics                           218,000        Leased
Fontana, California             Logistics                           207,000        Leased
Greenville, South Carolina      Logistics                           145,000        Leased
Mexico City, Mexico             Logistics                            39,300        Leased
Guadalajara, Mexico             Logistics                            20,200        Leased
Allegan, Michigan               Offices and Company Store           246,000        Leased
Smyrna, Tennessee               Offices                              40,000        Leased (1)
Monterrey, Mexico               Offices                               8,200        Leased
Ramos Arizpe, Mexico            Offices                               6,700        Owned


(1) As described more fully in the Restructuring Section in Item 7, these facilities were sold or assigned in August 1999.
(2) This facility is under construction and is intended to be fully operational in the first half of fiscal year 2000.
(3) This facility primarily serves the personal care business and is intended to be sold in fiscal year 2000. The buyer of the personal care business is currently operating out of this logistics facility under a two year lease agreement. See Item 7.

Item 3.           Legal Proceedings.

         The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

         The Company, certain officers and directors (the "officer and director defendants") and two commercial bank lenders to the Company were named in an action commenced in the U.S. District Court for the Western District of Michigan on April 13, 1994 by Grow Group, Inc. ("Grow"), the former owner of the Company, seeking unspecified damages based upon various legal claims. The relief sought against the defendants, jointly and severally, includes, among other things, rescission of the management led purchase of the Company from Grow, an accounting by the defendants (excluding the Company), money damages and punitive damages. Claims against the commercial bank lenders have been dismissed.

         On April 13, 1998, the District Court granted, in part, the motion for summary judgment filed by the Company and the officer and director defendants, dismissing Grow's claim of breach of joint venture and Grow's claim for punitive damages. The case proceeded to trial in June 1998 on Grow's remaining claims against the Company and the individual defendants. On June 19, 1998, after the close of Grow's case-in-chief, the U.S. District Court for the Western District of Michigan granted defendants' motion for a directed verdict and dismissed all of Grow's remaining claims against the Company and the individual defendants. On July 17, 1998, Grow filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. The Notice of Appeal states that Grow appeals from the June 19, 1998 Order dismissing Grow's claims against the Company and the individual defendants. As of this date, the Court has not ruled on the Grow Notice of Appeal. The Company and the officer and director defendants continue to believe that Grow's allegations are without merit and will take whatever action necessary to aggressively defend the case.

         Certain shareholders brought a class action against the Company, the Selling Shareholders (which include several past and present officers and/or directors of the Company) and the Underwriters of the October 20, 1993 secondary offering of outstanding shares of the Company's common stock, alleging various securities law violations. In October 1997, all of the defendants moved for summary judgment on the class action complaint. In October 1998, the class action lawsuit was dismissed against all defendants. In November 1998, the plaintiffs appealed the dismissal of their case. In April 1999, the plaintiffs withdrew their appeal. The dismissal of the appeal and the subsequent entering of the final judgment ends any further action against the Company. Under the agreement reached with the plaintiffs, no money or other compensation will be paid to the plaintiffs or their attorneys.

         In November 1995, a derivative class action law suit relating to the class action described above was filed against the Company. In April 1999, the plaintiffs in this lawsuit agreed to dismiss this suit based upon the dismissal of the class action. No money or other compensation will be paid to the derivative plaintiff or his attorneys.

         The Company received an $8.0 million reimbursement under provisions of its liability insurance coverage in the fourth quarter of fiscal year 1999 for a significant portion of the legal fees and expenses incurred for this class action lawsuit and the related derivative lawsuit. The payment is included on the Unusual litigation line of the Consolidated Income Statement.

         On August 4, 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violation of antitrust laws.
                                      -12-

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the vote of security holders during the fourth quarter of fiscal year 1999.

Additional Item.                    Executive Officers of the Registrant.

         The executive officers of the Company and their ages and positions as of September 15, 1999 were:

                NAME                    AGE              POSITION
                -----                   ---              --------
Richard G. Hansen...............        54      President and Chief Operating Officer
Michael J. Jandernoa............        49      Chairman of the Board of Directors and Chief Executive Officer
Mark P. Olesnavage..............        46      President, Customer Business Development
Thomas J. Ross..................        41      Vice President, Finance


         Mr. Hansen was renamed President and Chief Operating Officer in November 1998. Mr. Hansen has been a member of the Board of Directors since 1995. He was President and Chief Operating Officer of the Company from October 1991 until his retirement August 1995. Mr. Hansen was Executive Vice President and Chief Operating Officer from 1989 to 1991. From 1979 to 1989 he served in various executive capacities and led the implementation of Perrigo's MIMS (Minimum Inventory Maximum Service) program that integrated consumer demand with operations.

         Mr. Jandernoa was elected a director in January 1981, Chief Executive Officer in February 1986 and Chairman of the Board of Directors in October 1991. From January 1983 to October 1991, Mr. Jandernoa served as President of the Company and was reelected President of the Company in September 1995 and served in that capacity until November 1998. Prior to January 1983, Mr. Jandernoa served in various executive capacities with the Company since 1979. Mr. Jandernoa is a director of Old Kent Financial Corporation and also serves on the Board of Advisors of the National Association of Chain Drugstores.

         Mr. Olesnavage was appointed Executive Vice President in January 1993 and in June 1995 was appointed President of Customer Business Development. He served as President of the over-the-counter pharmaceutical operations from February 1994 to June 1995. He served as Vice President of Pharmaceutical Business Development from July 1992 to January 1993 and as Vice President-Marketing from June 1987 to July 1992. Previously he had been Director of Marketing of the Company since 1981. He is a member of the Board of Directors of the Generic Pharmaceutical Industry Association and also is a member of the Board of Directors of the Consumer Healthcare Products Association.

         Mr. Ross has served as the Vice President of Finance since September 1997. He joined the Company as Director of Investor Relations in June 1992, was promoted to Vice President of Investor Relations and Reporting in July 1996 and appointed Vice President, Finance in September 1997. Prior to 1992, Mr. Ross served as Assistant Treasurer at Arbor Drugs, Inc. where he was responsible for treasury, finance, SEC reporting and investor relations.

                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock was first quoted and began trading on the Nasdaq National Market System on December 17, 1991 under the symbol "PRGO."

         Set forth below are the high and low prices for the Company's common stock as reported on the Nasdaq National Market System for the last eight quarters:

Fiscal Year Ended July 3, 1999:         High                      Low
------------------------------          ----                      ---
First Quarter                           $10-1/4                   $7-27/32
Second Quarter                          $10-1/8                   $7-3/16
Third Quarter                           $9-7/8                    $7
Fourth Quarter                          $9-11/16                  $7-1/8

Fiscal Year Ended June 30, 1998:        High                      Low
-------------------------------         ----                      ---
First Quarter                           $17-1/4                   $12-3/8
Second Quarter                          $17                       $12-3/4
Third Quarter                           $14-1/4                   $9-5/16
Fourth Quarter                          $13-5/16                  $9-5/8

         The number of record holders of the Company's common stock as of July 3, 1999 was 1,883.

         Historically, the Company has not paid dividends on its common stock and has no present intention of paying dividends. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Company's Board of Directors and will necessarily be dependent on the earnings, financial condition and capital and surplus requirements of the Company and any other factors the Board of Directors may consider relevant. While the Company's credit agreement does not prohibit the Company from paying dividends, the future payment of dividends could be restricted by financial maintenance covenants contained in the credit agreement.

         In May 1997 the Company announced a common stock repurchase program. The program called for the repurchase of up to 7.5 million shares subject to market conditions. Purchases are made in the open market. The repurchased stock is retired. Through September 15, 1999, the Company has repurchased 3.7 million shares. This program was terminated in fiscal year 1999.

Item 6.    Selected Financial Data

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included herein in Item 8. The consolidated statement of income data set forth below with respect to the fiscal years ended July 3, 1999 and June 30, 1998 and 1997 and the consolidated balance sheet data at July 3, 1999 and June 30, 1998 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 30, 1996 and 1995 and the consolidated balance sheet data for the Company at June 30, 1997, 1996 and 1995 are derived from audited consolidated financial statements of the Company, not included herein.

                                                                         YEAR ENDED
                                                -----------------------------------------------------------------
                                                                                   JUNE 30,
                                                   JULY 3,   ----------------------------------------------------
                                                   1999(1)     1998(2)          1997         1996         1995(3)
                                                ----------   ---------        --------      --------     --------
                                                              (In thousands except per share amounts)

Statement of Income Data:
Net sales                                        $877,587      $902,637       $844,591      $778,121     $717,077
Cost of sales                                     691,393       670,775        615,720       574,806      520,265
                                                ---------     ---------      ---------     ---------    ---------
Gross profit                                      185,694       231,862        228,871       203,315      196,812
Operating expenses
   Distribution                                    32,964        31,995         28,073        24,929       20,037
   Research and development                        14,867        15,942        13,651        10,445        8,679
   Selling and administrative                     117,623       113,584        103,104        88,629       86,602
   Restructuring and redesign                       6,160       122,529          5,503         4,491        4,904
   Unusual litigation                              (3,952)        9,585          6,367         6,600        1,043
                                                 ---------    ---------      ---------     ---------    ---------
                                                  167,662       293,635        156,698       135,094      121,265
                                                 ---------    ---------      ---------     ---------    ---------
Operating income (loss)                            18,032       (61,773)        72,173        68,221       75,547
Interest and other expense                         14,018         4,219          1,306         5,679        5,413
                                                ---------     ---------      ---------     ---------    ---------
Income (loss) before income taxes                   4,014       (65,992)        70,867        62,542       70,134
Income tax expense (benefit)                        2,468       (14,356)        25,875        22,700       25,700
                                                ---------     ---------      ---------     ---------    ---------
Net income (loss)                                $  1,546     $ (51,636)     $  44,992      $ 39,842     $ 44,434
                                                =========     =========      =========     =========    =========
Basic earnings (loss) per share                  $   0.02     $   (0.69)     $    0.59      $   0.52     $   0.59
Diluted earnings (loss) per share                    0.02         (0.69)          0.58          0.52         0.58

Weighted average shares outstanding for the
   period - used for "basic" EPS calculation       73,707        75,302         76,522        76,224       75,934

Weighted average shares outstanding for the
   period - used for "diluted" EPS calculation     73,984        75,302         77,274        77,200       77,190

                                                                             YEAR ENDED
                                                -----------------------------------------------------------------
                                                                                   JUNE 30,
                                                   JULY 3,    ---------------------------------------------------
                                                   1999(1)       1998(2)         1997          1996         1995
                                                ---------     ---------      ---------     ---------    ---------
                                                                                (In thousands)
Balance Sheet Data:
   Working capital                               $249,417      $230,934       $169,631      $166,929     $170,131
   Goodwill, net                                   19,334        20,741         40,834        42,961       45,088
   Total assets                                   615,858       595,861        568,377       549,395      555,733
   Long-term debt(4)                              135,326        81,619          1,840        49,140       99,440
   Shareholders' equity                           332,419       345,078        425,875       381,160      340,617

----------------
(1) Includes the impact of a number of non-recurring items which are more fully discussed in Note I to the consolidated financial statements included in
    Item 8.
(2) Includes the financial impact of the June 1998 restructuring discussed in more detail at Item 7. The pre-tax charge was $121,966, which amounted to $86,894, or $1.16 per share on an after-tax basis. Excluding the effects of the restructuring charge, net income would have been $35,258 or $.47 per share.
(3) The Company's net sales and results of operations were impacted by the acquisition of certain assets of Vi-Jon Laboratories, Inc. in January 1995.
(4) Includes current installments.

Item 7. Management's Discussion and Analysis of Results of Operations, Financial Condition and Outlook for 2000.

                           Dollar amounts in thousands

                              RESULTS OF OPERATIONS

         The following table sets forth, for fiscal years 1999, 1998 and 1997, certain items from the Company's consolidated statements of income expressed as a percentage of net sales:

                                                                                     Year Ended
                                                                     ----------------------------------------
                                                                                            June 30,
                                                                      July 3,     ---------------------------
                                                                       1999            1998            1997
       ------------------------------------------------------------------------------------------------------
         Net sales                                                    100.0%          100.0%          100.0%
         Cost of sales                                                 78.8            74.3            72.9
                                                                      -----           -----           -----
         Gross profit                                                  21.2            25.7            27.1
                                                                      -----           -----           -----
         Operating expenses:
            Distribution                                                3.8             3.5             3.3
            Research and development                                    1.7             1.8             1.6
            Selling and administrative                                 13.4            12.6            12.2
            Restructuring and redesign                                  0.7            13.6             0.7
            Unusual litigation                                         (0.5)            1.0             0.8
                                                                      -----           -----           -----
                                                                       19.1            32.5            18.6
                                                                      -----           -----           -----
         Operating income (loss)                                        2.1            (6.8)            8.5
         Interest and other expense                                     1.6             0.5             0.1
                                                                      -----           -----           -----
         Income (loss) before income taxes                              0.5            (7.3)            8.4
         Income tax expense (benefit)                                   0.3            (1.6)            3.1
                                                                      -----            ----           -----
         Net income (loss)                                              0.2%           (5.7)%           5.3%
                                                                      =====            ====           =====

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

                                  RESTRUCTURING

1999 RESTRUCTURING

         In the fourth quarter of fiscal year 1999, the Company announced a workforce reduction plan that resulted from the Company's decision to divest its personal care business (see below) and efficiencies created by implementation of a new enterprise software system in the first quarter of fiscal year 1999. The plan included a combination of early retirements, normal attrition, redeployments and job eliminations, primarily for professional, managerial, administrative and support staff personnel located in the Company's corporate offices. The Company anticipates annual savings of $3,000 to $4,000 beginning in fiscal year 2000 associated with this workforce reduction. A pre-tax charge and reserve of $2,615, which related to severance, postretirement and outplacement costs, were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3. In the fourth quarter, 23 people elected early retirement and 34 people were terminated. The Company anticipates that severance and retirement payments will be made through fiscal year 2000. As of July 3, 1999, this restructuring reserve balance was $2,455.

UPDATE ON 1998 RESTRUCTURING

         In June 1998 the Company announced a major restructuring plan which involved the closing of
                                      -16-
certain personal care manufacturing facilities and the intention to divest the personal care business. A pre-tax charge of $121,966 was recorded in the fourth quarter of fiscal year 1998. This charge included $109,707 for impairment of assets and a reserve of $12,259 for anticipated incremental cash expenditures recorded in accordance with EITF 94-3.

         In the first half of fiscal year 1999 the Company closed personal care manufacturing facilities in California and Missouri and in the second half of the year these facilities were sold. Proceeds from the sales were $9,000. No gains or losses were recorded in the fiscal year 1999 consolidated income statement related to these sales as the facilities had previously been adjusted to their estimated fair market values.

         In the fourth quarter of fiscal year 1999 the Company entered into an agreement in principle to sell the personal care business. In conjunction with that agreement, the Company recorded an additional net restructuring charge of $3,248. The Company completed the sale of the personal care business in August 1999. Proceeds from the sale, which are subject to post closing adjustment, were $32,200. No gain or loss is expected to be recorded in fiscal year 2000 related to this sale. Fiscal year 2000 earnings will reflect one month of the personal care business. Net sales for the personal care business were $192,409, $212,261 and $206,480 for fiscal years 1999, 1998 and 1997, respectively. The Company does not maintain operating income information by its three main product lines (OTC pharmaceuticals, nutritional and personal care products), however, based on the incremental approach, the Company estimates that pre-tax operating income was approximately $1,000 for fiscal year 1999 and pre-tax operating losses were $8,000 and $2,000 for fiscal years 1998 and 1997, respectively, for the personal care business.

         The Company's LaVergne, Tennessee logistics facility was not included in the sale of the personal care business. This facility is included in assets held for sale at July 3, 1999 and June 30, 1998. The buyer of the personal care business will operate out of this logistics facility under a two year lease agreement. The Company anticipates that this facility will be sold in fiscal year 2000.

         Assets held for sale decreased to $53,045 at July 3, 1999 from $66,398 at June 30, 1998, reflecting the sales of the manufacturing facilities, the change in the underlying assets during the year (e.g., accounts receivable and inventory) and the adjustment to the net realizable value of the other personal care assets as described above. The assets held for sale are not being depreciated or amortized and are included in the current assets section of the consolidated balance sheets at July 3, 1999 and June 30, 1998, respectively. The effect of suspending depreciation was approximately $8,000 for fiscal year 1999.

         During fiscal year 1999, $4,089 was paid for costs primarily related to severance costs, relocation costs and professional fees for the 1998 restructuring. One hundred sixty three employees were terminated during the fiscal year. The costs incurred were charged against the reserve of $12,259, which was established in fiscal year 1998. Also in fiscal year 1999, reserves of approximately $6,000 were charged against the personal care assets held for sale because certain expenditures anticipated at June 30, 1998 were subsequently incorporated into the purchase price for the personal care business. As of July 3, 1999, a total restructuring reserve balance of $2,170 remains in accrued liabilities for anticipated transition and selling costs. Also during the year, the Company expensed as incurred $297 of other restructuring costs in accordance with EITF 94-3.

                              RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         The Company's net sales decreased by $25,050 or 3% to $877,587 for fiscal year 1999 from $902,637 for fiscal year 1998. The decrease was primarily due to decreases in sales of nutritional and personal care products partially offset by a modest increase in OTC and international pharmaceutical products. Sales for the Company's major product lines did not meet expectations primarily due to production and shipping inefficiencies created by the Company's conversion to a new enterprise software system in the first quarter of fiscal year 1999. Customer service was improved significantly during the second half of the year and the Company believes that there will be no permanent loss of significant business due to this systems conversion. Also during fiscal year 1999, to improve customer service, the Company suspended production for smaller customers and lower volume products resulting in certain lost sales. This, in addition to the shipping inefficiencies created by the Company's conversion to the new software system as described above, resulted in lost sales of approximately $50,000 in fiscal year 1999.

         During the first quarter of fiscal year 1999, the Company wrote off inventory of $1,663, accounts and notes receivable of $10,874 and the balance of its Russian investment of $1,640 for a total of $14,177 due to the collapse of the Russian economy. The inventory amount is included in Cost of sales; the accounts and notes receivable amount is included in Selling and administrative expense; and the investment amount is included in Other expense. In the fourth quarter of fiscal year 1998 the Company recorded a reserve against its Russian investment and charged Other expense in the amount of $1,250. The discussions below related to gross profit, operating expenses and other expense exclude the effects of these charges.

         In the fourth quarter of fiscal year 1998, the Company recorded a restructuring charge in the amount of $121,966 related to its intention to divest its personal care business as noted above in the Restructuring section. In the fourth quarter of fiscal year 1999 the Company recorded an additional net restructuring charge of $3,248 related to these assets. The discussion below related to operating expenses excludes the effects of these charges.

         Gross profit decreased $44,505 or 19% for fiscal year 1999 compared to fiscal year 1998. The gross profit percent to net sales for fiscal year 1999 was 21.3% compared to 25.7% for fiscal year 1998. The decrease in gross profit percentage was primarily due to inefficiencies related to the Company's conversion to its new software system, outsourcing costs incurred to meet customer service requirements and increases in actual write-offs and reserves for inventory obsolescence. Inventory obsolescence is higher in the current year because of an unusual buildup of inventory at the beginning of the fiscal year in anticipation of the Company's conversion to its new software system. A certain portion of this inventory did not sell-through because of the distribution inefficiencies created by the systems conversion. The Company believes that the valuation of its inventory adequately covers obsolescence related to the inventory on hand at July 3, 1999.

         Operating expenses consist of distribution, research and development, selling and administration, restructuring and redesign and unusual litigation costs. Operating expenses were 17.5% of net sales for fiscal year 1999 compared to 19.0% for fiscal year 1998. Distribution expenses increased $969 or 3% to $32,964 for fiscal year 1999 primarily due to increased expedited shipment costs partially offset by lower warehousing costs as the Company began to see benefits from its shift from leased warehouses to its owned warehouses in Allegan, Michigan and LaVergne, Tennessee. Distribution expenses were 3.8% of net sales for fiscal year 1999 compared to 3.5% for fiscal year 1998. Research and development expenses decreased $1,075 or 7% to $14,867 for fiscal year 1999 primarily due to the timing of expenses for the development of new products, which are approved through the Food and Drug Administration's ("FDA") Abbreviated New Drug Application ("ANDA") process. Research and development expenses were 1.7% of net sales for fiscal year 1999 compared to 1.8% of net sales for fiscal year 1998. Selling and administrative expenses decreased $6,835 or 6% for fiscal year 1999 primarily due to reductions in sales, marketing and promotional expenses partially offset by an increase in MIS expenses related to the Company's new integrated software package. Selling and administrative expense was 12.2% of net sales for fiscal year 1999 compared to 12.6% of net sales for fiscal year 1998. Restructuring and redesign expenses were

$6,160 for fiscal year 1999 compared to $122,529 for fiscal year 1998. The fiscal year 1999 expense consisted of $2,615 for the 1999 restructuring as described above and $3,545 of additional write-offs and expenses related to the 1998 restructuring plan to divest the personal care business. The fiscal year 1998 expense consisted of $121,966 for the 1998 restructuring as described above and $563 for the Company's business process redesign effort. Unusual litigation expenses decreased by $13,537 in fiscal year 1999 due to an insurance reimbursement of $8,000 and decreased litigation costs of $5,537 related to the litigation as described in Note F to the consolidated financial statements.

         Interest and other expense increased $9,409 to $12,378 for fiscal year 1999. Interest expense increased $8,333 to $10,482 for fiscal year 1999 from $2,149 for fiscal year 1998, primarily due to higher borrowing levels. Other expense increased from $820 in fiscal year 1998 to $1,896 in fiscal year 1999, primarily due to a permanent impairment write-down of an investment in the amount of $2,621 in the fourth quarter of fiscal year 1999. Excluding this charge, the Company had other income of $725 in fiscal year 1999, primarily due to a gain on the sale of certain assets unrelated to the 1998 restructuring.

         The effective tax rate was 61.5% in fiscal year 1999 compared to 21.8% in fiscal year 1998. The fiscal year 1999 effective rate was negatively impacted by the investment impairment write-down discussed above which is considered to be nondeductible for tax purposes. The fiscal year 1998 effective rate was negatively impacted by the nondeductible write-off of goodwill in the 1998 Restructuring charge.

FOURTH QUARTER - FISCAL YEAR 1999

         Excluding the 1998 restructuring charges of $3,248 in fiscal year 1999 and $121,966 in fiscal year 1998, the Company incurred a pretax loss of $206 in the fourth quarter of fiscal year 1999 compared to a pre-tax loss of $2,902 for the same period in fiscal year 1998. These losses are unusual for the Company and the factors related to the 1999 net loss are discussed below. The Company anticipates that this trend will not continue in fiscal year 2000.

         Net sales decreased $26,708 or 12% to $187,742 for the quarter primarily due to customer inventory building of OTC products in the 1999 third quarter, a decrease in vitamin sales compared to strong sales in the same quarter last year and a decrease in sales of personal care products.

         Gross profit decreased $11,666 or 23% for the quarter. The gross profit percent to net sales for the quarter was 20.4% compared to 23.3% for the same period last year. The decrease is primarily due to increases in write-offs and provisions for inventory obsolescence of $8,000. These inventory adjustments were made in the fourth quarter after sales fell short of expectations, resulting in obsolete and excess inventory. As noted above, the Company believes that the valuation of its inventory adequately covers obsolescence related to the inventory on hand at July 3, 1999.

         Operating expenses excluding the 1998 restructuring charges incurred in fiscal years 1999 and 1998 decreased $17,287 or 34% from the same period last year. Operating expenses were 17.6% of net sales for the quarter compared to 23.5% for the same period last year. Distribution expenses decreased $1,760 or 21% to $6,588 for fiscal year 1999 primarily due to lower warehousing costs as the Company began to see benefits from its shift from leased warehouses to its owned warehouses in Allegan, Michigan and Lavergne, Tennessee and lower freight costs. Distribution expenses were 3.5% of net sales for the quarter compared to 3.9% for the same quarter last year. Research and development expenses decreased $2,714 or 41% to $3,885 for the quarter primarily due to the timing of expenses for the development of new products, which are approved through the FDA's ANDA process. Research and development expenses were 2.1% of net sales for the quarter compared to 3.1% of net sales for the same period last year. Selling and administrative expenses decreased $3,945 or 13% for the quarter primarily due to reductions in sales, marketing and promotional expenses. Selling and administrative expense was 14.5% of net sales for both quarters. Fourth quarter restructuring and redesign expenses were $6,160 in fiscal year 1999 compared to $121,966 for fiscal year 1998. The fiscal year 1999 expense consisted of $2,615 for the 1999 restructuring as described above and $3,545 of additional write-offs and expenses relating to the 1998 restructuring plan to divest of the personal care business. The fourth quarter fiscal year 1998 expense primarily related to the planned divestiture of the personal care business. Unusual litigation expenses decreased by $11,810 in fiscal year 1999 due to an insurance reimbursement of $8,000 and decreased litigation costs of $3,810 related to the litigation as described in Note F to the consolidated financial statements.

         Interest and other expense increased $2,513 to $4,980 for the quarter. Interest expense increased $2,630 to $3,426 for the quarter from $796 for the same period last year primarily due to higher borrowing levels. Other expense increased $1,047 to $939 for the quarter primarily due to a permanent impairment write-down of an investment in the amount of $2,621 in the quarter. Excluding this charge, other income was $1,574 for the quarter compared to $108 for the same period last year.

         The effective tax rate was 4.2% for the quarter compared to 28.9% for the same period last year. The effective tax rate for the fiscal year 1999 fourth quarter was negatively impacted by the nondeductible investment impairment write-down previously discussed. The lower rate for the fourth quarter of fiscal year 1998 is primarily due to the write-off of goodwill included in the restructuring charge.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         The Company's net sales increased by $58,046 or 7% to $902,637 for fiscal year 1998 from $844,591 for fiscal year 1997. The increase was primarily due to an increase of 37% or $41,301 in sales to existing customers of nutritional products, which consist primarily of vitamins and nutritional supplements. The sales increase was also due to an increase in international sales, primarily related to a Mexican subsidiary purchased in September 1997, and increases in unit sales to existing customers of hair care products, partially offset by decreases in certain OTC pharmaceutical products, primarily dermatologic products, laxatives and cough and cold products.

         Gross profit increased $2,991 or 1% for fiscal year 1998 compared to fiscal year 1997. The gross profit percent to net sales for fiscal year 1998 was 25.7% compared to 27.1% for fiscal year 1997. The decrease in gross profit percentage was primarily due to decreases in sales of higher margin OTC products, increases in sales of lower margin personal care and vitamin products, competitive pricing pressures and outsourcing costs incurred to meet customer requirements.

         Excluding the 1998 restructuring as described in the Restructuring section, operating expenses were 19.0% of net sales for fiscal year 1998 compared to 18.6% for fiscal year 1997. Distribution expenses increased $3,922 or 14% during fiscal year 1998 to $31,995 primarily due to increased warehousing costs associated with higher inventory levels and increased freight costs due to customer service requirements. Distribution expenses were 3.5% of net sales for fiscal year 1998 compared to 3.3% for fiscal year 1997. Research and development expenses increased $2,291 or 17% to $15,942 for fiscal year 1998 due to planned increases in new product development activity. Research and development expenses were 1.8% of net sales for fiscal year 1998 compared to 1.6% for the prior fiscal year. Selling and administrative expenses increased $10,480 or 10% for fiscal year 1998 to $113,584 primarily due to increased marketing and sales promotion activity, offset by a decrease in administrative expenses, primarily incentive compensation. Selling and administrative expenses were 12.6% of net sales in fiscal year 1998 compared to 12.2% for fiscal year 1997. Excluding the 1998 restructuring, restructuring and redesign expenses decreased from $5,503 in fiscal year 1997 to $563 in fiscal year 1998. The $563 fiscal year 1998 expense related to the Company's business process redesign effort. The fiscal year 1997 expenses related primarily to the closing of the Company's truck fleet operations and the business process redesign effort. Unusual litigation costs of $9,585 for fiscal year 1998 compared to $6,367 for the prior fiscal year were primarily due to the litigation as described in Note F to the consolidated financial statements.

         Interest and other expense increased $2,913 to $4,219 for fiscal year 1998. Interest expense increased $843 to $2,149 for fiscal year 1998 primarily due to higher borrowing levels. Other expense increased from zero for fiscal year 1997 to $2,070 for fiscal year 1998 primarily due to a reserve taken against the Company's Russian investment.

         The effective tax rate was 21.8% for fiscal year 1998 compared to 36.5% for fiscal year 1997. The lower effective tax rate for fiscal year 1998 is primarily due to the nondeductible write-off of goodwill included in the 1998 restructuring.

FOURTH QUARTER - FISCAL YEAR 1998

         Excluding the 1998 Restructuring, the Company incurred a net loss of $1,867 for the quarter compared to net income of $8,984 for the same period the previous year.

         The Company's net sales increased $18,278 or 9% to $214,450 for the quarter primarily due to an increase in unit sales to existing customers of nutritional products and an increase in international sales, partially offset by a decrease in certain OTC pharmaceutical products.

         Gross profit decreased $3,112 for the quarter. The gross profit percent of net sales for the quarter was 23.3% compared to 27% for the same period the previous year. The decrease was primarily due to lower margins for personal care products, decreases in sales of higher margin OTC products, increases in sales of lower margin personal care and vitamin products, competitive pricing pressures and outsourcing costs incurred to meet customer requirements.

         Excluding the 1998 Restructuring, operating expenses were 23.5% of net sales for the quarter compared to 19.9% for the same period the previous year. Distribution expenses increased $1,760 to $8,348 for the quarter primarily due to increased warehousing costs associated with higher inventory levels and increased freight costs due to customer service requirements. Distribution expenses were 3.9% of net sales for the quarter compared to 3.4% of net sales for the same period the previous year. Research and development expenses increased $2,965 to $6,599 for the quarter primarily due to planned increases in new product development activity. Research and development expenses were 3.1% of net sales for the quarter compared to 1.8% for the same period the previous year. Selling and administrative expenses increased $4,922 to $31,185 for the quarter primarily due to increased marketing and sales promotion activity. Selling and administrative expenses were 14.5% of net sale for the quarter compared to 13.4% for the same period the previous year. Unusual litigation costs increased $2,662 to $4,230 for the quarter primarily due to the lawsuits as described in Note F to the consolidated financial statements.

         Interest expense was $715 for the quarter compared to zero for the same quarter the previous year due to higher borrowing levels. Other expense was $1,752 for the quarter primarily due to a reserve of $1,250 established against the Company's Russian investment. Other income was $139 for the same period the previous year.

         The effective tax rate was 28.9% for the quarter compared to 36.6% for the same quarter the previous year. The lower rate is primarily due to the nondeductible write-off of goodwill included in the 1998 Restructuring.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During fiscal year 1999, working capital increased $18,483 and cash flow for operating activities was $15,399. Changes in working capital exclude the effects of the 1998 Restructuring as described in the Results of Operations. Accounts receivable, net of allowances, increased $18,180 and inventories increased $17,408, primarily due to customer service requirements and inefficiencies caused by the Company's conversion to a new software system. Assets held for sale decreased $13,353, primarily due to the sale of the manufacturing facilities in California and Missouri for which the Company received $9,000 in proceeds and the additional $3,248 net restructuring charge recorded to reflect the estimated fair value of assets held for sale. Accounts payable decreased $10,551, primarily due to lower purchases in the fourth quarter of fiscal year 1999 as compared to the same period last year. In the fourth quarter of fiscal year 1999, the Company's inventory levels were decreasing, whereas in the fourth quarter of fiscal year 1998, the Company's inventory levels were increasing. Accrued expenses decreased $8,619, primarily due to a decrease in the 1998 Restructuring reserves of $10,089.

         The Company entered into long-term licensing agreements in fiscal year 1999 to manufacture and/or sell certain OTC products that would have otherwise been unavailable. Costs related to these agreements in the amount of $8,700 are included in prepaid expenses and other assets and are being amortized over the terms of the agreements. Accounts payable include $6,534 related to these agreements.

         Capital expenditures for facilities and equipment were $32,272 for fiscal year 1999. A significant portion of these expenditures was for the construction of the new logistics facility in Allegan, Michigan and expansion of the manufacturing facility for nutritional products.

         The Company has a Russian investment that is accounted for using the equity method. Due to the collapse of the Russian economy, the Company wrote off a total of $14,177 including its net investment of $1,640, inventory of $1,663 and accounts and notes receivable of $10,874 related to this Russian investment in fiscal year 1999.

         Long-term debt increased $53,707 during fiscal year 1999 as the Company drew on its $150,000 line of credit and its $55,000 uncommitted lines of credit to fund, primarily, working capital requirements, the common stock repurchase program and capital expenditures. At July 3, 1999 the Company had $40,000 available on the line of credit and $30,814 available from uncommitted credit facilities with two financial institutions. In September 1999 the Company entered into a new credit agreement with a group of banks. See Note C to the consolidated financial statements for a description of credit facilities.

         During fiscal year 1999 the Company purchased 1,550 shares of common stock for $14,820 under its common stock repurchase program. The common stock was retired. The common stock repurchase program was terminated during fiscal year 1999.

         As previously discussed, the Company completed the sale of its personal care business in August 1999. The Company anticipates that it will use the proceeds from the sale to reduce debt and fund operations in the first quarter of fiscal year 2000.

YEAR 2000 READINESS DISCLOSURE

         In September 1998 the Company replaced a significant portion of its software systems with one enterprise software package - SAP R/3. The vendors of this integrated software package have indicated that this system is year 2000 ("Y2K") compliant, and the Company's Y2K compliance testing of this system has revealed no Y2K related problems. During fiscal year 1998, the Company developed a plan to review all of the computer-based systems that remain after conversion to SAP R/3 in order to determine modifications needed to those systems for the year 2000. The plan includes (1) becoming Year 2000 compliant in all of its critical software systems, infrastructure systems, manufacturing systems, security systems and office equipment, (2) developing contingency plans for all critical systems; (3) reviewing insurance, regulatory and legal implications as they relate to the year 2000 and (4) determining the year 2000 compliance status of the Company's key suppliers and customers. The plan has not changed substantially since the time it was developed in fiscal year 1998. The Company is within its timeline for having the plan completed prior to the year 2000.

         The Company believes it has completed the identification of IT and non-IT systems that need to be reviewed for Y2K compliance and has prioritized each system as "critical", "important" or "non-critical". The following procedures are being followed for all systems in order to gain assurance that they are year 2000 compliant: (1) Obtain the Y2K compliance status from the manufacturer. If the system is not considered Y2K compliant by the manufacturer it will be updated, replaced or eliminated; (2) Test each system to determine Y2K compliance; and (3) Remediate and retest noncompliant systems until Y2K compliance is obtained. Critical systems are the highest priority. Important systems are being tested and remediated as the next priority and non-critical systems will be tested as time permits. As stated above, Y2K compliance testing of the Company's core business system, SAP R/3, has revealed no Y2K related problems. Critical systems requiring remediation are scheduled for completion in the third quarter of calendar year 1999 and most are complete as of now. The Company has prepared and reviewed contingency plans for all critical systems and will continue to review and refine these plans throughout the second half of calendar year 1999. Costs to date specifically to address Y2K issues, separate from SAP implementations, have approximated $1,000. Future costs anticipated to remedy Y2K issues have been budgeted and are not expected to exceed an additional $1,000. There can be no assurance that the Company will be able to identify and correct all aspects of the year 2000 problem that affect it in sufficient time, and if it cannot, the failure could have a material negative impact on the Company's business, operations or financial condition. The Company, however, does not currently expect that the year 2000 problem as it relates to its internal systems will have a material negative impact on the Company.

         The Company is monitoring the insurance, regulatory and legal implications as they relate to the year 2000. The Company, at this time, does not anticipate that the costs associated with this review will be material to the Company's financial condition or results of operations.

         The Company's plan to determine the Y2K compliance status of its key suppliers and customers is in progress. The plan involves soliciting information from suppliers and customers through use of surveys and follow-up discussions and testing where needed. The Company has sent out surveys to all of its current key suppliers and customers and received a majority of these surveys. The survey responses have been rated by the Company to establish the stated level of compliance by the respondent. While the Company cannot guarantee Y2K compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors and customers without independent verification, the surveys received and related follow-ups with certain vendors and customers indicate that current key suppliers and customers are aware of the issues and are working on a solution to achieve compliance on or before the year 2000. The Company is currently in the process of obtaining more detailed information from certain key suppliers and customers, following-up with those companies who did not respond satisfactorily to the survey. The Company will continue this process throughout the second half of calendar year 1999. The Company has also developed an initial contingency plan to deal with those key suppliers and customers who may not be Y2K compliant prior to the year 2000. This contingency plan will be reviewed and refined throughout the second half of calendar year 1999. If certain key suppliers or customers were not Y2K compliant and the Company was unaware of the noncompliance, the Company's results of operations and financial condition could be significantly negatively impacted. However, at this time the Company is not aware of any key suppliers or customers who will be significantly hampered from conducting normal business because of internal Y2K problems.

         In the fourth quarter of fiscal year 1999 the Company engaged a Y2K consulting firm to perform an independent validation and verification of its Y2K project. This process has been completed. The final report offered certain recommendations from the consulting firm but no material issues or omissions were noted in the Company's Y2K project.

         In addition to the fact that the company has substantially completed its assessment, remediation and testing efforts, it has also initiated a Y2K contingency planning process to identify, reduce, and manage risk to our business and customers of Y2K failures. The contingency planning process is intended to identify critical systems and services, and develop contingency plans to document the steps to be taken if they are lost or only partially functional. While the individual contingency plans vary by facility, the common recurring theme for a worst case scenario is failure of a critical system or service for 1 or 2 days. Contingencies planned by the Company include such items as adequate local power generation capability to ensure continuous operation of the most critical computers and internal voice and data communication systems. The anticipated finalization and implementation of the Y2K contingency plans is fall 1999, though some contingency plan steps were executed as early as spring 1999 due to lead times for certain items.

OUTLOOK - FISCAL YEAR 2000

         The Company intends to continue its mission to provide high-quality, cost effective health care solutions worldwide at a profitable growth rate. The Company believes that, with the sale of the personal care business in August 1999, the Company can concentrate on its core business of OTC pharmaceuticals and nutritional products in fiscal year 2000 in order to increase shareholder value. Proceeds from the sale of the personal care business will be used to reduce debt and fund operations in the first quarter. No gain or loss is expected to be recorded in fiscal year 2000 related to this sale. The proceeds of $32,200 are subject to post closing adjustments. The Company anticipates that it will sell the LaVergne, Tennessee logistics facility during fiscal year 2000. The Company adjusted this asset held for sale to its estimated proceed value in fiscal year 1999. The proceed value is subject to change. The fiscal year 2000 results will include one month of the personal care operations.

         Total Company net sales for fiscal year 2000 are expected to be significantly lower than last year, primarily due to the sale of the personal care business, partially offset by a moderate increase in sales of OTC pharmaceuticals, nutritional products and international pharmaceutical products. Personal care net sales for fiscal year 1999 were $192,409 or 22% of the Company's net sales in fiscal year 1999. The net sales of the ongoing businesses are anticipated to increase due to modest market growth in the nutritional business and to new product introductions to existing customers in the OTC business, such as the Nicotine Transdermal System Patch for smoking cessation and several other Rx switch products.

         Gross profit dollars are anticipated to be comparable to last year. The loss in gross profit dollars related to the sale of the personal care business is expected to be offset by increases in gross profit dollars for the OTC and nutritional businesses. Gross profit dollars in fiscal year 1999 were negatively impacted by production inefficiencies and an increase in inventory write-offs and provisions related to the Company's conversion to a new software system. Gross profit as a percentage of sales is expected to improve over last year primarily due to elimination of one-time software conversion inefficiencies and the reduction in personal care sales in fiscal year 2000. Personal care products have traditionally had a lower gross profit rate than OTC pharmaceutical and nutritional products.

         Total operating expenses are expected to decrease both in dollars and as a percentage of net sales. Research and development expenses are anticipated to increase due to the Company's commitment to product introductions from Rx switches. Distribution expenses are expected to decrease in dollars and as a percentage of net sales due to improved operational efficiencies related to the new Allegan, Michigan logistics facility and also due to the fact that the fiscal year 1999 distribution expenses were negatively impacted by inefficiencies created from the Company's conversion to its new software system. Selling and administrative expenses are expected to decrease in dollars and as a percentage of net sales, primarily due to the fact that fiscal year 1999 selling and administrative expenses included an unusual write-off of accounts and notes receivable related to a Russian investment and due to the cost reduction program initiated in fiscal year 1999. The Company expects to have no significant restructuring or unusual litigation expenses in fiscal year 2000.

         Interest expense is expected to be lower in fiscal year 2000 due to anticipated lower borrowing levels. The Company anticipates that the fiscal year-end 2000 borrowing level will be substantially lower than at fiscal year-end 1999 assuming no material acquisitions. Cash flows from operations and the proceeds from the sale of the personal care business are expected to fund working capital and capital expenditures and reduce debt.

         Capital expenditures are expected to be approximately $25,000 to $30,000 during the year primarily for normal equipment replacement and productivity enhancements to equipment.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk.

         The Company has evaluated possible disclosures required under this item and has determined that no market, interest rate or foreign currency risk exists that would require disclosure.

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

Regulatory Environment
         The Company's products are subject to regulation by a number of federal and state governmental agencies. The cost of maintaining product quality through Good Manufacturing Practices (?GMP?) is increasing. Should the Company fail to adequately conform to governmental regulations, there may be a significant impact in the operating results of the Company.

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

         From time to time the FDA will mandate packaging or labeling changes. Such changes could be related to safety or effectiveness issues. With specific regard to safety, there have been instances within the Company's product categories in which evidence of product tampering has occurred resulting in a costly product recall. Significant costs could also be incurred in complying with the required packaging and labeling changes. Should the Company be involved in such an event, the associated costs could have a material impact on the results of operations.

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

International Operations
         The Company sources certain key raw materials from foreign suppliers and is increasing its sales outside the United States. Additionally, the Company is investing in the development of its international business. The Company's primary markets to date have been Mexico, Canada and Russia/Ukraine. The Company's international sales are not material. Sales to customers outside the United States and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic collapse in one or more countries similar to what occurred in Russia in 1998, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Product Availability
         In the past, supplies of certain raw materials, bulk tablets and finished goods purchased by the Company have become limited, or were available from one or only a few suppliers, and it is possible that this will occur in the future. Should this situation occur, it can result in increased prices, rationing and shortages. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials, bulk tablets and finished goods. Certain shortages could adversely affect financial results.

Legal Exposure
         From time to time the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to competitive issues, contract issues, intellectual property matters, workers' compensation, product liability and regulatory issues such as Proposition 65 in California. See Item 3, Legal Proceedings for a discussion of litigation. Litigation tends to be unpredictable and costly. There is no assurance that litigation will not have an adverse effect on the Company's financial position or results of operations in the future.

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

Competitive Issues
         The market for store brand over-the-counter pharmaceutical and nutritional products is highly competitive. Store brand competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. National brand companies could choose to compete more directly by manufacturing store brand products or by lowering the prices of national brand products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of direct store brand competitors, and the impact of national brand companies lowering prices of their products or directly operating in the store brand market could have a material adverse impact on financial results.

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

Interest Rate Implication
         The interest on the Company's line of credit facility is based on variable interest rate factors. The interest rates are established at the time of borrowing based upon the prime rate, the LIBOR rate, plus a factor, or at a rate based on an interest rate agreed upon between the Company and the Agent at the time the loan is made. Accordingly, interest expense is subject to variation due to the variability of these rates.

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

Year 2000 Issues
         The Company has developed a plan to attempt to determine the year 2000 compliance status of its key suppliers and customers. The Company has developed a contingency plan to deal with those key suppliers and customers that the Company determines will be noncompliant as of the year 2000. The Company cannot, however, guarantee the compliance of its key suppliers and customers. In the event that certain key suppliers or customers are not year 2000 compliant and the Company does not have a contingency plan in place to deal with those suppliers or customers, the Company's results of operations and financial condition could be significantly negatively impacted. In the event that the Company had internal systems failures related to the year 2000, and the Company did not have a contingency plan in place to deal with such a failure, the Company's results of operations and financial condition could be significantly negatively impacted.

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

Item 8.  Financial Statements and Supplementary Data.

         Financial statements and supplementary data for the Company are on the following pages 30 through 51.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE

Report of Independent Certified Public Accountants........................  31

Consolidated Statements of Income for the years ended July 3, 1999,
  June 30, 1998 and 1997..................................................  32

Consolidated Balance Sheets as of July 3, 1999 and June 30, 1998..........  33

Consolidated Statements of Shareholders' Equity for the years ended
  July 3, 1999, June 30, 1998 and 1997 ...................................  34

Consolidated Statements of Cash Flows for the years ended July 3, 1999,
   June 30, 1998 and 1997 ................................................  35

Notes to Consolidated Financial Statements................................  36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Perrigo Company
Allegan, Michigan

         We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of July 3, 1999 and June 30, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries as of July 3, 1999 and June 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1999 in conformity with generally accepted accounting principles.



By:  /s/BDO Seidman, LLP
   --------------------------
     BDO Seidman, LLP


Grand Rapids, Michigan
August 25, 1999, except for Note C,
which is as of September 23, 1999

                                 PERRIGO COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  YEAR ENDED
                                      ---------------------------------
                                                         JUNE 30,
                                      JULY 3,    ----------------------
                                       1999          1998         1997
                                    ---------    ---------    ---------

Net sales                           $ 877,587    $ 902,637    $ 844,591
Cost of sales                         691,893      670,775      615,720
                                    ---------    ---------    ---------
Gross profit                          185,694      231,862      228,871
                                    ---------    ---------    ---------
Operating expenses
   Distribution                        32,964       31,995       28,073
   Research and development            14,867       15,942       13,651
   Selling and administrative         117,623      113,584      103,104
   Restructuring and redesign           6,160      122,529        5,503
   Unusual litigation                  (3,952)       9,585        6,367
                                    ---------    ---------    ---------
                                      167,662      293,635      156,698
                                    ---------    ---------    ---------

Operating income (loss)                18,032      (61,773)      72,173

Interest and other expense             14,018        4,219        1,306
                                    ---------    ---------    ---------
Income (loss) before income taxes       4,014      (65,992)      70,867
Income tax expense (benefit)            2,468      (14,356)      25,875
                                    =========    =========    =========
Net income (loss)                   $   1,546    $ (51,636)   $  44,992
                                    =========    =========    =========

Basic earnings (loss) per share     $    0.02    $   (0.69)   $    0.59
                                    =========    =========    =========

Diluted earnings (loss) per share   $    0.02    $   (0.69)   $    0.58
                                    =========    =========    =========





          See accompanying notes to consolidated financial statements.

                                PERRIGO COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                    JULY 3,    JUNE 30,
      ASSETS                                                         1999        1998
                                                                    -------    -------
Current assets
   Cash and cash equivalents                                     $   1,695    $   1,496
   Accounts receivable, net of allowances of $3,281 and
      $2,691, respectively                                          89,123       74,601
   Inventories                                                     197,437      181,467
   Prepaid expenses and other current assets                         7,811        5,817
   Current deferred income taxes                                    33,476       42,675
   Assets held for sale                                             53,045       66,398
                                                                 ---------    ---------
          Total current assets                                     382,587      372,454

Property and equipment
   Land                                                             12,004       11,052
   Buildings                                                       153,062      137,071
   Machinery and equipment                                         160,378      154,915
                                                                 ---------    ---------
                                                                   325,444      303,038
   Less accumulated depreciation                                   125,782      112,394
                                                                 ---------    ---------
                                                                   199,662      190,644

Goodwill, net                                                       19,334       20,741
Other                                                               14,275       12,022
                                                                 ---------    ---------
                                                                 $ 615,858    $ 595,861
                                                                 =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                              $  68,240    $  78,791
   Notes payable                                                     6,694        5,379
   Payrolls and related taxes                                       18,166       13,266
   Accrued expenses                                                 34,787       40,791
   Income taxes                                                      4,983        3,293
   Current installments on long-term debt                              300         --
                                                                 ---------    ---------
          Total current liabilities                                133,170      141,520

Deferred income taxes                                               14,674       27,264
Long-term debt, less current installments                          135,026       81,619
Minority interest                                                      569          380

Shareholders' equity
   Preferred stock, without par value,
      10,000 shares authorized, none issued                           --           --
   Common stock, without par value, 200,000 shares authorized,
     73,301 and 74,692 issued, respectively                        102,030      116,660
   Unearned compensation                                               (53)         (42)
   Accumulated other comprehensive income                              436         --
   Retained earnings                                               230,006      228,460
                                                                 ---------    ---------
          Total shareholders' equity                               332,419      345,078
                                                                 ---------    ---------
                                                                 $ 615,858    $ 595,861
                                                                 =========    =========



          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)








                                              Common Stock                   Accumulated
                                               Issued                           Other
                                        --------------------     Unearned   Comprehensive  Comprehensive   Retained
                                        Shares        Amount   Compensation    Income          Income      Earnings
                                        ------        ------   ------------    ------          ------      --------



Balance at June 30, 1996                76,327     $ 146,056    $    --      $    --                      $ 235,104

Net income                                --            --           --           --         $  44,992       44,992
Issuance of common stock                   264           202         --           --                           --
Tax benefit from stock transactions       --             444         --           --                           --
Purchases and retirements
   of common stock                         (75)         (923)        --           --                           --
                                     ---------     ---------    ---------    ---------       --------     ---------
Balance at June 30, 1997                76,516       145,779         --           --         $  44,992      280,096
                                                                                              ========

Net loss                                  --            --           --           --         $ (51,636)     (51,636)
Issuance of common stock under
   stock options                           287           554         --           --                           --
Issuance of common stock under
   restricted stock plan                     5            70          (70)        --                           --
Earned compensation for
   restricted stock                       --            --             28         --                           --
Tax benefit from stock transactions       --             452         --           --                           --
Purchases and retirements of common
   stock                                (2,116)      (30,195)        --           --                           --
                                      ---------    ---------    ---------    ---------       ---------    ---------
Balance at June 30, 1998                74,692       116,660          (42)        --         $ (51,636)     228,460
                                                                                             =========

Net income                                --            --           --           --         $   1,546        1,546
Currency translation adjustments          --            --           --            436             436         --
Issuance of common stock under
   stock options                           151            89         --           --                           --
Issuance of common stock under
   restricted stock plan                     8            70          (70)        --                           --
Earned compensation for
   restricted stock                       --            --             59         --                           --
Tax benefit from stock transactions       --              31         --           --                           --
Purchases and retirements of
   common stock                         (1,550)      (14,820)        --           --                           --
                                      ---------    ---------    ---------    ---------       ---------    ---------
Balance at July 3, 1999                 73,301     $ 102,030    $     (53)   $     436       $   1,982    $ 230,006
                                      =========    =========    =========    =========       =========    =========


          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED
                                                                    ----------------------------------------------------
                                                                                                   JUNE 30,
                                                                         JULY 3,       ---------------------------------
                                                                         1999               1998               1997
                                                                    -------------      -------------       -------------
      Cash Flows From (For) Operating Activities
         Net income (loss)                                          $       1,546      $     (51,636)      $      44,992
         Adjustments to derive cash flows
            Restructuring, net of cash                                      5,863            121,468                   -
            Depreciation                                                   20,021             26,733              26,178
            Amortization of intangibles                                     1,135              2,740               2,424
            Write-off of Russian investment and related                    14,177                  -                   -
               receivables and inventory
            Write-down of investment due to permanent impairment            2,621                  -                   -
            Deferred income taxes                                          (3,391)           (34,754)             (1,139)
            Provision for losses on accounts receivable                       334                580                 638
            Minority interest                                                 189                192                   -
            Change in unearned compensation                                    59                 28                   -
            Changes in operating assets and liabilities, net of
                restructuring and amounts acquired from
                business acquisition
              Accounts receivable                                         (18,180)            (5,464)             (2,609)
              Inventories                                                 (17,408)           (63,221)             (4,497)
              Prepaid expenses and other current assets                    (1,994)              (121)                446
              Increase in long-term licensing agreements                   (8,700)                 -                   -
              Accounts payable                                            (10,551)            30,440               7,146
              Payrolls and related taxes                                    4,900             (4,598)              4,217
              Accrued expenses                                             (8,619)            (1,889)              8,515
              Income taxes                                                  1,690              1,843                 225
              Other                                                           909                  -                   -
                                                                    -------------      -------------       -------------
                Net cash (for) from operating activities                  (15,399)            22,341              86,536
                                                                    -------------      -------------       -------------

      Cash Flows For (From) Investing Activities
         Additions to property and equipment                              (32,272)           (70,699)            (23,046)
         Proceeds from sale of assets held for sale                         9,000                  -                   -
         Proceeds from sale of fixed assets                                 2,930                  -                   -
         Business acquisitions, net of cash                                     -            (14,716)                  -
         Other                                                             (4,382)            (3,077)             (1,733)
                                                                    -------------      -------------       -------------
                 Net cash for investing activities                        (24,724)           (88,492)            (24,779)
                                                                    -------------      -------------       -------------

      Cash Flows From (For) Financing Activities
         Borrowings of short-term debt                                      1,315                861                   -
         Borrowings of long-term debt                                      53,707             81,619                   -
         Repayments of long-term debt                                           -                  -             (47,300)
         Tax benefit of stock transactions                                     31                452                 444
         Issuance of common stock                                              89                554                 202
         Repurchase of common stock                                       (14,820)           (30,195)               (923)
                                                                    -------------      -------------       -------------
                Net cash from (for) financing activities                   40,322             53,291             (47,577)
                                                                    -------------      -------------       -------------

                Net increase (decrease) in cash and cash equivalents          199            (12,860)             14,180
      Cash and cash equivalents, at beginning of period                     1,496             14,356                 176
                                                                    -------------      -------------       -------------
      Cash and cash equivalents, at end of period                   $       1,695      $       1,496       $      14,356
                                                                    =============      =============       =============

      Supplemental Disclosures of Cash Flow Information
         Cash paid during the year for:
            Interest                                                $       9,382      $       3,577       $       1,436
            Income taxes                                            $       3,299      $      20,736       $      26,440

                  See accompanying notes to consolidated financial statements.

                        PERRIGO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         The Company is the nation's largest manufacturer of store brand over-the-counter (non-prescription) pharmaceutical products and also manufactures nutritional products. Prior to the sale of the personal care business in August 1999, as described more fully in Note J, the Company was the largest manufacturer of store brand personal care products.

         The Company operates, as described more fully below, in one reportable segment. The Company's principal customers are major national and regional retail supermarket, drug store and mass merchandise chains and major wholesalers located within the United States. The Company is expanding its sales base internationally, primarily in Mexico and Canada. International net sales for fiscal years 1999, 1998 and 1997 were $38,233, $32,919 and $11,099, respectively.

         All of the Company's manufacturing facilities as of July 3, 1999 were located in the United States except for a majority-owned pharmaceutical manufacturing site located in Mexico. The Company is currently building a packaging plant in Mexico. This plant is expected to be operational in the first half of fiscal year 2000. As of July 3, 1999 and June 30, 1998 the net book value of property and equipment located in Mexico was $3,262 and $2,320, respectively. Property and equipment located in other foreign countries are not material.

         During the years ended July 3, 1999, June 30, 1998 and 1997, one customer accounted for 24%, 24% and 22% of revenues, respectively. None of the Company's other customers account for more than 10% of its sales.

BASIS OF PRESENTATION

         The Company changed its fiscal year end from June 30 to the 52 or 53-week period that ends on the Saturday closest to June 30, effective for fiscal year 1999. After the transition year of fiscal year 1999, the Company's quarters will each be comprised of 13 weeks and end on a Saturday, except in certain years when the Company will have one quarter comprised of 14 weeks. During fiscal year 1999, the first quarter included the period from July 1 through October 3, 1998. The second through fourth quarters were each comprised of 13 weeks ending on January 2, April 3 and July 3, 1999, respectively. Prior to fiscal year 1999, the Company's quarters were comprised of three calendar months ending on September 30, December 31, March 31 and June 30.

         In June 1998 the Company announced its decision to divest its personal care business. The personal care net assets were written down to their fair value less cost to sell and are included in assets held for sale in the consolidated balance sheet at July 3, 1999 and June 30, 1998. The net fair market value of assets and business to be sold of $53,045 at July 3, 1999 is based on the sale agreement for the personal care assets and management's current estimate for the LaVergne, Tennessee logistics facility. The estimate for the LaVergne, Tennessee logistics facility is subject to change. The net fair market value of personal care assets held for sale at June 30, 1998 was $66,398. The fiscal year 1999 consolidated cash flow statement reflects the changes in the balance sheet after the effects of the 1998 restructuring. The fiscal year 1998 consolidated cash flow statement reflects the changes in the balance sheet prior to the effects of the 1998 restructuring. The consolidated income statement includes the results of operations of the personal care business for all years presented. The asset and liability amounts included in the footnotes for fiscal years 1999 and 1998 exclude amounts related to personal care. See Note J to these consolidated financial statements.

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

INTERNATIONAL OPERATIONS

         The Company has a Russian investment that is accounted for using the equity method. Due to the collapse of the Russian economy, the Company wrote off its net investment of $1,640 and also wrote off inventory of $1,663 and accounts and notes receivable of $10,874 related to this Russian investment for a total of $14,177 in the first quarter of fiscal year 1999. The net investment amount is included in other expense; the inventory amount is included in cost of goods sold; and the accounts and notes receivable amount is included in selling and administrative expense.

         In January 1999, the Company began to translate its Mexican operation's foreign currency denominated assets and liabilities into U.S. dollars at current rates of exchange as of the balance sheet date, and income and expense items at the average exchange rate for the reporting period. Prior to January 1999, the Mexican economy was considered "highly inflationary" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Accordingly, a combination of current and historical exchange rates were used in remeasuring the local currency financial statements of the Company's Mexican operations, and resulting exchange adjustments were included in income. The one-time translation adjustment associated with this change was a translation gain of $371. The gain was recorded as an increase in the cumulative translation adjustment account, a component of comprehensive income. The balance in the cumulative translation adjustment account, which is included in comprehensive income, was a net translation gain of $436 as of July 3, 1999. Gains and losses resulting from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Actual results could differ from those estimates.

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

         Goodwill resulting from business acquisitions is amortized on a straight-line basis over 25 years. Amortization of $1,027, $2,523 and $2,127 was recorded during the fiscal years ended July 3, 1999, June 30, 1998 and June 30, 1997, respectively. Accumulated amortization was $10,121, $9,094 and $12,467 as of July 3, 1999, June 30, 1998 and June 30, 1997, respectively. Net goodwill of $27,551 was written off in fiscal year 1998 as part of the 1998 restructuring. See Note J for a further discussion of the 1998 restructuring.

         The Company periodically reviews long-lived assets not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the fiscal years ended July 3, 1999 and June 30, 1998, there were no adjustments to the carrying value of long-lived assets not held for sale as a result of this review.

INVESTMENT

         The Company has an investment that is classified for SFAS No. 115 purposes as available-for-sale. In the fourth quarter of fiscal year 1999, the Company recorded a permanent impairment loss of $2,621 related to this investment. The permanent impairment loss is included in other expense in the fiscal year 1999 consolidated income statement. The net investment balance is included in Other assets in the consolidated balance sheet and is $2,419 and $5,040 at July 3, 1999 and June 30, 1998, respectively.

INCOME TAXES

         Deferred income tax assets and liabilities are recorded based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rates.

EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share calculation follows:



                                                                                     Year Ended
                                                                     ------------------------------------
                                                                                          June 30,
                                                                      July 3,       ---------------------
                                                                       1999           1998         1997
                                                                      ------        --------      -------
         Numerator:
         Net income (loss) used for both "basic"
            and "diluted" EPS calculation                             $1,546        $(51,636)     $44,992
                                                                      ======        =========     =======

         Denominator:
         Weighted average shares outstanding
            for the period - used for "basic"
            EPS calculation                                           73,707          75,302       76,522
         Dilutive effect of stock options                                277             -            752
                                                                      ------        --------     --------
         Weighted average shares outstanding
            for the period - used for "diluted"
            EPS calculation                                           73,984          75,302       77,274
                                                                      ======        ========    =========

         The effect of stock options of 866 shares was not included at June 30, 1998 because to do so would have been antidilutive.

NEW ACCOUNTING STANDARDS

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal year 1999. This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements and requires restatement of prior year information. Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in the accumulated foreign currency translation adjustment account.

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. This Statement, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Operating segments that exhibit similar characteristics are permitted to be aggregated into a single operating segment for financial reporting purposes. As defined by SFAS No. 131, the Company has three operating segments, OTC pharmaceutical products, nutritional products and personal care products. As defined by SFAS No. 14, the Company had one segment, health and beauty care. The personal care business was sold in August 1999 and detailed information related to their assets, sales and operating income is discussed in Note J under the 1998 Restructuring Update section. The OTC pharmaceutical products and nutritional products segments have been aggregated into one reportable segment because their operating processes, types of customers, distribution methods, regulatory environment and expected long-term financial performance are very similar. The Company believes that aggregation of its two operating segments is consistent with the objective and basic principles of SFAS No. 131. Additional information required to be disclosed by SFAS No. 131 is included above and in Note J.

         SFAS No. 130 and 131 were first effective for the Company's fiscal year 1999 consolidated financial statements. Prior year information has been restated to conform to the provisions of the new standards. The adoption of these Standards did not affect the Company's results of operations or financial position but did affect the presentation of information.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 2, 2000 to affect its financial statements.

         During fiscal year 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting the Costs of Start-up Activities". Both SOP's are effective beginning in fiscal year 2000. SOP 98-1 requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and capitalized interest. SOP 98-5 requires that start-up costs capitalized prior to July 4, 1999 be written off and any future start-up costs be expensed as incurred. The unamortized balance of start-up costs is required to be written off as of July 4, 1999. The impact on earnings of adopting both of these SOP's in fiscal year 2000 will be immaterial.

NOTE B - INVENTORIES

         Inventories are summarized as follows:

                                                                   July 3,      June 30,
                                                                    1999          1998
                                                                 ----------    ----------
                  Finished goods.......................          $  85,267     $  70,206
                  Work in process......................             79,104        76,015
                  Raw materials........................             33,066        35,246
                                                                 ---------     ---------
                                                                 $ 197,437     $ 181,467
                                                                 =========     =========

NOTE C - LONG-TERM BORROWINGS AND CREDIT ARRANGEMENTS

         Long-term debt consists of the following:


                                                                   July 3,       June 30,
                                                                    1999           1998
                                                                  --------       -------
                  Revolving line of credit............            $110,000       $40,000
                  Uncommitted lines of credit.........              24,186        41,619
                  Note payable, Industrial
                      Development Board of
                      Rutherford County, TN...........               1,140             -
                                                                  --------       -------
                  Total...............................             135,326        81,619
                  Less current installments...........                 300             -
                                                                  --------       -------
                  Long-term debt......................            $135,026       $81,619
                                                                  ========       =======

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

         The revolving credit agreement and the uncommitted credit facilities are classified as long-term because they were intended to be replaced with the revolving credit agreement as described below.

         Interest rates on the revolving credit facility are established at the time of borrowing through four different pricing options: the prime rate (7.75% at July 3, 1999), a LIBOR rate plus a factor (.35% at July 3, 1999) established quarterly based on the interest coverage ratio, a CD rate plus a factor (.475% at July 3, 1999) established quarterly based on the interest coverage ratio, or at a rate based on interest rate bids submitted by banks within the bank group, for periods of 1 to 29 days. Interest rates associated with the uncommitted credit facility loans are based on bids submitted by the financial institutions for periods of 1 to 90 days.

         The Company is obligated to the Industrial Development Board of Rutherford County, Tennessee, under an agreement entered into to finance the acquisition of certain machinery and equipment installed at the Smyrna, Tennessee plant. The debt is subject to mandatory sinking fund redemption through final maturity on October 1, 2001, bears interest at a variable rate (3.60% at July 3, 1999) and is secured by a letter of credit and a security interest in the assets financed. The debt of $1,540 at June 30, 1998, was associated with the personal care business; thus it was netted against assets held for sale.

         The Company's Mexican subsidiary has uncommitted credit facilities with two banks in Mexico, totaling 78 million pesos. The facilities, which mature December 1, 1999 are $6,694 and $5,379 at July 3, 1999 and June 30, 1998,
respectively, and are included in Notes payable. The facilities will be renewed and are guaranteed by the Company. Interest rates are based on bids submitted by the banks for periods of 1 to 90 days.

         Effective September 23, 1999, the Company entered into a new revolving credit agreement with a group of banks, which provides a $200,000 unsecured revolving credit facility. The new facility replaces the $150,000 revolving credit facility and the two uncommitted credit facilities. The facility reduces to $175,000 on January 31, 2000. The agreement expires in September 2004. Repayment has been guaranteed by the Company's subsidiaries. Restrictive loan covenants apply to, among other things, minimum levels of net worth, interest coverage and funded debt leverage.

         Interest rates on the new revolving credit facility are established at the time of borrowing through three options, the prime rate or a LIBOR rate plus a factor established quarterly based on funded debt leverage, or a rate agreed upon between the Company and its Agent at the time the loan is made. The rate factor at inception was .95%, and is fixed for the first six months.

NOTE D - INCOME TAXES

         A summary of income taxes is as follows:

                                                                                     Year Ended
                                                                       -------------------------------------
                                                                                            June 30,
                                                                         July 3,    ------------------------
                                                                          1999          1998          1997
                                                                       ---------    -----------     --------
         Current:
                 Federal....................................             $ 5,108       $ 19,011      $26,414
                 Foreign....................................                 771            757            -
                 State......................................                 (20)           630          600
                                                                       ---------    -----------     --------
                                                                           5,859         20,398       27,014
         Deferred .................................                       (3,391)       (34,754)      (1,139)
                                                                       ---------    -----------     --------
                 Total                                                   $ 2,468       $(14,356)     $25,875
                                                                       =========    ===========     ========

         The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the net deferred income tax liability are as follows:

                                                                            July 3,          June 30,
                                                                             1999              1998
                                                                           -------           --------
         Allowance for impaired assets and related
           reserve for restructuring.......................                $34,765            $35,072
         Accumulated depreciation..........................                (29,313)           (28,225)
         Inventory costs...................................                  7,359              2,275
         Allowance for doubtful accounts...................                  1,140              1,287
         Accrued expenses not yet deductible...............                  5,222              5,372
         Other, net........................................                   (371)              (370)
                                                                           -------            -------
         Net deferred income tax asset (liability).........                $18,802            $15,411
                                                                           =======            =======

         The net deferred income tax asset is presented in the balance sheets as follows:

                                                                            July 3,           June 30,
                                                                             1999              1998
                                                                           --------           --------
         Current asset.....................................                 $33,476           $42,675
         Long-term liability...............................                  14,674            27,264

         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                                                                        Year Ended
                                                                         ---------------------------------------
                                                                                                 June 30,
                                                                         July 3,          ----------------------
                                                                          1999             1998            1997
                                                                         ------           ------          ------
         Federal statutory rate..............................             35.0%           (35.0)%          35.0%
         Expenses not deductible for tax purposes:
           Loss on permanent impairment of capital investment             22.8              -               -
           Restructuring charges, primarily related to goodwill
             write-off ......................................              -               11.2             -
         Goodwill amortization...............................              6.3             (0.8)            2.3
         Product contributions...............................             (6.3)             0.6            (0.8)
         Other...............................................              3.7              2.2             -
                                                                         -----            -----           -----

         Effective income tax rate...........................             61.5%           (21.8)%          36.5%
                                                                         =====            =====           =====

NOTE E - RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

         The Company has a qualified profit-sharing plan and three investment plans under section 401(k) of the Internal Revenue Code, which cover substantially all employees. Contributions to the qualified profit-sharing plan are at the discretion of the Board of Directors. Under the investment plans, the Company matches a percentage of employees' contributions. Under one of the plans, the Company makes a contribution of 2% of base compensation paid to eligible employees. The Company's contributions to the plans were $6,727, $6,609 and $5,854 for the years ended July 3, 1999 and June 30, 1998 and 1997, respectively.

         On June 30, 1998, the Company terminated the Perrigo Company of Missouri Inc. Investment Plan. On August 24, 1999 the Company terminated the Perrigo Company of Tennessee Retirement Income Savings Plan.

         The Company has postretirement plans that provide medical benefits for retirees and their eligible dependents. Employees become eligible for these benefits if they meet certain minimum age and service requirements. The Company reserves the right to modify or terminate these plans. The plans are not funded. The unfunded accumulated postretirement benefit obligation at July 3, 1999 and June 30, 1998 and the benefits expensed in fiscal years 1999, 1998 and 1997 are immaterial to the financial position and results of operations of the Company.

NOTE F - COMMITMENTS AND CONTINGENCIES

         The Company leases certain assets, principally warehouse facilities and data processing equipment, under agreements which expire at various dates through June 2011. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2000--$7,618; 2001--$4,128; 2002--$2,028; 2003--$962; 2004--$400; and thereafter--$752. Rent expense under all leases was $14,007, $14,367 and $12,850 for the years ended July 3, 1999 and June 30, 1998 and 1997, respectively.

         As described more fully in Note J, the Company sold its personal care business in August 1999. In conjunction with this sale, the Company entered into an agreement with the buyer to lease to the buyer the Company's LaVergne, Tennessee logistics facility through August 2001. The Company also entered into an agreement with the buyer to provide certain logistics support services, MIS support services and accounting services to the buyer. Certain logistics support services will be provided through June 30, 2000 and certain

MIS support services will be provided through June 30, 2001. The accounting services primarily relate to accounts receivable collection through June 30, 2000 and accounts payable services through November 1999. The Company also entered into an agreement to sell certain products to the buyer and purchase certain other products from the buyer through August 2002.

         In July 1994 the Company was served a "summons with notice" alleging breach of fiduciary duties by its officers in connection with their purchase of the Company from the former owner in April 1988. In February 1995 a complaint was filed seeking unspecified damages. In June 1998 the United States District Court for the Western District of Michigan dismissed, at the close of the plaintiff's case, the action filed by the former owner. In July 1998 the former owner filed an appeal. As of this date, the Court has not ruled on the appeal.

         In March 1995 the Company was served with a complaint purporting to be a class action lawsuit on behalf of shareholders who purchased Perrigo common stock between May 11, 1993 and May 10, 1994. The complaint alleges various violations of federal securities laws and seeks unspecified damages. In June 1998 the Court granted defendant's motion of a summary judgement in this case. In June 1998 the plaintiffs filed a motion to file a proposed second amended complaint. In October 1998 the class action lawsuit was dismissed against all defendants. In November 1998 the plaintiffs appealed the dismissal of their case. In April 1999 the plaintiffs withdrew their appeal. The dismissal of the appeal and the subsequent entering of the final judgment ends any further action against the Company. Under the agreement reached with the plaintiffs, no money or other compensation will be paid to the plaintiffs or their attorneys.

         In June 1995 the Company received notice of a possible derivative class action against the Company, as a nominal defendant, and certain of its officers and directors, and their trusts. In November 1995 the related complaint was filed. The complaint alleges possible violation of Michigan law, seeks to protect the Company against any expense or liability arising out of the aforementioned and purported class action lawsuit, and seeks to recover any proceeds unlawfully received by named officers and directors and their trusts in the October 1993 public offering. In January 1998 the Court entered an order staying the derivative action pending the resolution of the related class action case. In April 1999 the plaintiffs agreed to dismiss this suit based upon the dismissal of the class action.

         In the fourth quarter of fiscal year 1999 the Company received reimbursement of $8,000 under provisions of its liability coverage for a significant portion of the legal fees and expenses incurred for the class action lawsuit and the related derivative lawsuit. The payment is included on the Unusual litigation line of the consolidated income statement.

         The consolidated statements of income for the years ended July 3, 1999, June 30, 1998 and June 30, 1997 include $4,048, $9,585 and $6,367, respectively, of charges primarily related to the three legal actions described above.

         On August 4, 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violations of antitrust laws.

         The Company has pending certain legal actions and claims incurred in the normal course of business. The Company believes that these actions are without merit or are covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flow could be materially affected in a particular period.

NOTE G - SHAREHOLDERS' EQUITY

         In May 1997, the Company announced a common stock repurchase program. The program calls for the repurchase of up to 7,500 shares, subject to market conditions. Purchases are made in the open market. The Company purchased 1,550 shares for $14,820 in fiscal year 1999; 2,116 shares at $30,195 in fiscal year 1998; and 75 shares at $923 in fiscal year 1997. The common stock repurchased for all years was retired. The program was terminated in fiscal year 1999.

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

         In November 1997 the Company established a restricted stock plan for directors, which is intended to attract and retain the services of experienced and knowledgeable non-employee directors. The Company reserved 25 common shares for issuance under the plan. The terms of the plan call for the granting of $10 worth of restricted shares to each Director on the date of the Annual Board Meeting. The number of shares issued is based on the fair market value of the shares on the date of the Annual Board Meeting. The restricted shares become vested on the date of the next Annual Board Meeting on which the Director's existing term as a Board member is set to expire (director terms are generally three years). The holder of restricted shares has all rights of a shareholder except that the shares are restricted as to sale or transfer for the vesting period and the shares are forfeited upon termination in certain circumstances. The Company accounts for these restricted shares as unearned compensation, which is ratably charged to expense over the vesting period. In fiscal years 1999 and 1998, respectively, the Company granted 8 and 5 shares at $70 and $70, and charged $59 and $28 to expense. The unearned compensation included in stockholder's equity at July 3, 1999 and June 30, 1998 was $53 and $42, respectively.

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

'
         A summary of activity for the Company's employee stock option plan is presented below:

                                                                           Year Ended
                                                -------------------------------------------------------------
                                                                                         June 30,
                                                      July 3,           -------------------------------------
                                                       1999                    1998                1997
                                                -------------------     -------------------------------------
                                                            Weighted             Weighted            Weighted
                                                             Average              Average             Average
                                                            Exercise             Exercise            Exercise
                                                 Shares      Price      Shares    Price      Shares   Price
                                                 ------     --------    ------   --------    ------  --------
Options outstanding at beginning of year         4,143       $12.25      3,737    $11.43      3,248    $11.83
Granted                                          1,061         8.49      1,022     12.94      1,235      9.18
Exercised                                         (139)        (.69)      (287)    (1.93)      (264)     (.74)
Terminated                                        (213)      (14.37)      (326)   (14.08)      (482)   (14.26)
                                                ------                  ------               ------
Options outstanding at end of year               4,852        11.68      4,143     12.25      3,737     11.43
Options exercisable at end of year               1,869        12.70      1,333     12.28      1,104     10.96
Options available for grant at end of year       1,597                   1,608                1,981
Price per share of options outstanding          $.57 to                 $.22 to              $.22 to
                                                $31.25                  $31.25               $31.25

         In August 1999, the Company granted options to certain employees to purchase 621 shares at an exercise price of $7.95.

         The Company issues stock options to directors under a non-qualified stock option plan. Options granted under the plan vest and may be exercised from one to ten years after the date of grant based on a vesting schedule. As of July 3, 1999, options to purchase 100 shares at prices ranging from $8.38 to $29.38 and at a weighted average price of $15.94 were outstanding, 48 of which were exercisable at a weighted average price of $17.70. There were 14 options granted at a weighted average exercise price of $8.38 during the fiscal year ended July 3, 1999. There were 12 options exercised at a weighted average price of $.57 and there were no options terminated in the fiscal year ended July 3, 1999. There were 20 options available for grant at July 3, 1999.

         The Company applies Accounting Principles Board Opinion No. 25, ?Accounting for Stock Issued to Employees,? and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized. Had compensation cost been determined and recorded based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, ?Accounting for Stock-Based Compensation,? the Company?s net income (loss) and earnings (loss) per share would have been reduced (loss increased in fiscal year 1998) as follows:

                                                    Fiscal Year
                                        ----------------------------------
                                         1999         1998           1997
                                        ------       ------         ------
         Decrease in net income
            or increase in net loss     $3,178       $2,558         $1,642
         Basic earnings per share         $.04         $.03           $.01
         Diluted earnings per share       $.04         $.03           $.02


         The effects on net income (loss) and earnings (loss) per share for fiscal years 1999, 1998 and 1997 may not be representative of future years because compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

         The weighted average fair value per option at the date of grant for options granted during fiscal years

1999, 1998 and 1997 was $3.69, $5.79 and $4.04, respectively. The fair value was estimated using the Black-Sholes option pricing model with the following weighted average assumptions:

                                                         Fiscal Year
                                                 ------------------------
                                                 1999      1998      1997
                                                 ----      ----      ----
         Dividend yield                           0.0%      0.0%     0.0%
         Volatility, as a percent                35.1%     31.3%    30.0%
         Risk-free interest rate                  4.9%      6.1%     6.3%
         Expected life in years after vest date   3.0       3.0      3.0

         Forfeitures are accounted for as they occur.

         The following table summarizes information concerning options outstanding under the Plans at July 3, 1999:



                       Options Outstanding                         Option Exercisable
--------------------------------------------------------------  ------------------------
                                   Weighted
                                   Average                                     Weighted
    Range of          Number      Remaining       Weighted        Number       Average
    Exercise       Outstanding   Contractual       Average      Exercisable    Exercise
     Prices         at 7/3/99    Term (Years)   Exercise Price   at 7/3/99      Price
   ----------      -----------   ------------   --------------  -----------    --------
 $0.57 - $9.06        1,313          7.81          $  7.11           359         3.29
  9.07 - 11.09        1,062          7.16             9.18           354         9.18
 11.10 - 12.97        1,321          7.51            12.75           231        12.51
 12.98 - 31.25        1,256          4.34            17.73           973        17.74
                      -----                                        -----
                      4,952                                        1,917
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

NOTE I - QUARTERLY FINANCIAL DATA (UNAUDITED)

1999                                         October 3,(1)  January 2,       April 3,     July 3,(2)
-------------------------                    ----------     ----------       --------     --------
Net sales................................... $212,298       $226,121         $251,426     $187,742
Gross profit................................   35,305         54,295           57,863       38,231
Net (loss) income...........................  (12,376)         7,123            9,712       (2,913)
Basic (loss) earnings per share.............   $(0.17)         $ .10            $ .13       $(0.04)
Diluted (loss) earnings per share(3)........    (0.17)           .10              .13        (0.04)
      Weighted average shares outstanding
          Basic.............................   73,429         73,219           73,265       73,320
          Diluted...........................   73,429         73,489           73,519       73,320

1998                                         September 30,  December 31,     March 31,    June 30,(4)
-------------------------                    -------------  ------------     ---------    ---------
Net sales................................... $223,773       $240,738         $223,676     $214,450
Gross profit................................   59,466         66,291           56,208       49,897
Net income (loss)...........................   13,205         14,445            9,475      (88,761)
Basic earnings (loss) per share.............    $ .17          $ .19            $ .13       $(1.19)
Diluted earnings (loss) per share(3)........      .17            .19              .13        (1.19)
      Weighted average shares outstanding
          Basic.............................   76,213         75,573           74,622       74,661
          Diluted...........................   77,370         76,778           75,321       74,661

(1) Includes a pre-tax write-off of $14,177 related to the Company's equity investment in Russia. See the International Operations section of Note A.
(2) Includes a pre-tax charge of $2,615 for the 1999 restructuring and $3,248 for the 1998 restructuring. See Note J. Includes pre-tax income of $8,000 for proceeds received in an insurance settlement for litigation expenses associated with a class action lawsuit and a related derivative lawsuit. See Note F. Includes a pre-tax charge of $2,621 related to a permanent impairment write-down of an investment. See the Investment section of Note A. Includes a total pre-tax charge of $8,000 for increases in inventory write-offs and inventory obsolescence provisions. These inventory adjustments were made in the fourth quarter after sales fell short of expectations, resulting in obsolete and excess inventory. The Company believes that the valuation of its inventory covers obsolescence related to inventory on hand at July 3, 1999.
(3) The effect of stock options of 333 shares and 231 shares was not included in the first and fourth quarter of fiscal year 1999, respectively, because to do so would have been antidilutive. The effect of stock options of 628 shares was not included in the fourth quarter of fiscal year 1998 because to do so would have been antidilutive.
(4) Includes a pre-tax charge of $121,966 for the fourth quarter for the 1998 restructuring. On an after-tax basis the restructuring charge was $86,894 or $1.16 per share. Excluding this charge, net loss would have been $1,867 or $.03 per share.

NOTE J - RESTRUCTURING AND REDESIGN COSTS

         For fiscal years 1999, 1998 and 1997, the Company incurred restructuring and redesign charges primarily related to an intended divestiture, facilities closings, business process redesign efforts and streamlining operations. The total restructuring and redesign charges were $6,160, $122,529 and $5,503 for fiscal years 1999, 1998 and 1997, respectively. The total restructuring reserve balance was $4,625, $12,259 and $819 at July 3, 1999, June 30, 1998 and June 30, 1997, respectively. Assets held for sale related to the 1998 restructuring were $53,045 and $66,398 at July 3, 1999 and June 30, 1998, respectively.

1999 RESTRUCTURING

         In the fourth quarter of fiscal year 1999 the Company announced a workforce reduction plan that resulted from the Company's decision to divest its personal care business (see below) and efficiencies created by implementation of a new enterprise software system in the first quarter of fiscal year 1999. The plan included a combination of early retirements, normal attrition, redeployments and job eliminations, primarily for professional, managerial, administrative and support staff personnel located in the Company's corporate offices. The Company anticipates annual savings of $3,000 to $4,000 beginning in fiscal year 2000 associated with this workforce reduction. A pre-tax charge and reserve of $2,615, which related to severance, postretirement and outplacement costs, were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3. In the fourth quarter 23 people elected early retirement and 34 people were terminated. The Company anticipates that severance and retirement payments will be made through fiscal year 2000. As of July 3, 1999, this restructuring reserve balance was $2,455.

UPDATE ON 1998 RESTRUCTURING

         In June 1998 the Company announced a major restructuring plan which involved the closing of certain personal care manufacturing facilities and the intention to divest the personal care business. A pre-tax charge of $121,966 was recorded in the fourth quarter of fiscal year 1998. This charge included $109,707 for impairment of assets and a reserve of $12,259 for anticipated incremental cash expenditures recorded in accordance with EITF 94-3.

         In the first half of fiscal year 1999 the Company closed personal care manufacturing facilities in California and Missouri and in the second half of the year these facilities were sold. Proceeds from the sales were $9,000. No gains or losses were recorded in the fiscal year 1999 consolidated income statement related to these sales as the facilities had previously been adjusted to their estimated fair market values.

         In the fourth quarter of fiscal year 1999 the Company entered into an agreement in principle to sell the personal care business. In conjunction with that agreement, the Company recorded an additional net restructuring charge of $3,248. The Company completed the sale of the personal care business in August 1999. Proceeds from the sale, which are subject to post closing adjustments, were $32,200. No gain or loss is expected to be recorded in fiscal year 2000 related to this sale. Fiscal year 2000 earnings will reflect one month of the personal care business. Net sales for the personal care business were $192,409, $212,261 and $206,480 for fiscal years 1999, 1998 and 1997, respectively. The Company does not maintain operating income information by its three main product lines (OTC pharmaceuticals, nutritional and personal care products), however, based on the incremental approach, the Company estimates that pre-tax operating income was approximately $1,000 for fiscal year 1999 and pre-tax operating losses were $8,000 and $2,000 for fiscal years 1998 and 1997, respectively, for the personal care business.

         The Company's LaVergne, Tennessee logistics facility was not included in the sale of the personal care business. This facility is included in assets held for sale at July 3, 1999 and June 30, 1998. The buyer of the personal care business will operate out of this logistics facility under a two year lease agreement. The Company anticipates that this facility will be sold in fiscal year 2000.

         Assets held for sale decreased to $53,045 at July 3, 1999 from $66,398 at June 30, 1998, reflecting the sales of the manufacturing facilities, the change in the underlying assets during the year (e.g., accounts receivable and inventory) and the adjustment to the net realizable value of the other personal care assets as described above. The assets held for sale are not being depreciated or amortized and are included in the current assets section of the consolidated balance sheets at July 3, 1999 and June 30, 1998, respectively. The effect of suspending depreciation was $8,000 for fiscal year 1999.

         During fiscal year 1999, $4,089 was paid for costs primarily related to severance costs, relocation costs and professional fees for the 1998 restructuring. One hundred sixty three employees were terminated during the fiscal year. The costs incurred were charged against the reserve of $12,259, which was established in fiscal year 1998. Also in fiscal year 1999, reserves of $6,000 were charged against the personal care assets held for sale because certain expenditures anticipated at June 30, 1998 were subsequently incorporated into the purchase price for the personal care business. As of July 3, 1999 a total restructuring reserve balance of $2,170 remains in accrued liabilities for anticipated transition and selling costs. Also during the year, the Company expensed as incurred $297 of other restructuring costs in accordance with EITF 94-3.

1996 - 1997 RESTRUCTURING AND REDESIGN

         In fiscal year 1995, the Company announced a restructuring of operations designed to better serve its customers and improve operational efficiencies. The restructuring plan included consolidating the sales and marketing functions across all product lines, eliminating multiple sales efforts and increasing resources in marketing. The restructuring also included the elimination of certain low volume products and the consolidation of two logistics facilities.

         In fiscal year 1996, the Company initiated a business process redesign effort, which focused primarily on how the Company managed its processes for customer orders and new product development. These costs were expensed as incurred.

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

         The restructuring and redesign charges as described above and the related reserves are detailed in the following table:

                                          1995 Restructuring Plan
                           ------------------------------------------------------
                                Low                       Streamline                       Business      Closing of
                            Volume SKU     Warehouse         Of                             Process      Truck Fleet
                             Reduction   Consolidation    Operations        Total          Redesign      Operations
                           ------------- -------------    ----------        -----          --------      ----------
Restructuring Reserves

Balance at 6/30/96            $ 1,045        $  416         $  187        $  1,648           $    -         $   -
Additions                                                                                                   1,211
                            ---------     ---------         ------        --------          -------        ------
                                    -          -              -               -                   -
Charges                          (696)         (118)          (187)         (1,001)               -        (1,039)
                            ---------     ---------         ------        --------          -------        ------

Balance at 6/30/97                349           298              -             647                -           172
                            ---------     ---------         ------        --------          -------        ------

                                  -               -              -            -                   -             -
Additions
Charges                          (349)         (298)             -            (647)                 -        (172)
                            ---------     ---------         ------        --------          -------        ------

Balance at 6/30/98           $    -           $   -          $   -        $    -             $    -         $   -
                            =========     =========         ======        ========          =======        ======

Restructuring and Redesign Expenses

          1997                    -               -             95              95            4,197         1,211
          1998
                                  -               -              -             -                563             -

                                  -50-

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

         (b) Executive Officers of the Company.

             See Part I, Additional Item of this Form 10-K on 13.

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


                                      PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The following documents are filed or incorporated by reference as part of this Form 10-K:

              1. All financial statements. See Index to Consolidated Financial
                 Statements on page 30 of this Form 10-K.

     2. Financial Schedules

        Report of Independent Certified Public Accountants on Financial Statement Schedule Schedule II -Valuation and Qualifying Accounts

        Schedules other than the one listed are omitted because they are included in the footnotes, immaterial or not applicable.


     3. Exhibits:

        2(a)           -    Asset Purchase Agreement, dated August 25, 1999,
                            among Perrigo Company and Perrigo Company of
                            Tennessee as Sellers; and Cumberland Swan Holdings,
                            Inc., as Buyer.

        3(a)           -    Amended and Restated Articles of Incorporation of
                            Registrant, incorporated by reference from Amendment
                            No. 2 to Registration Statement No. 33-43834 filed by the Registrant on September 23, 1993.

        3(b)           -    Restated Bylaws of Registrant, dated April 10, 1996,
                            incorporated by reference from the Registrant's Form
                            8-K filed on April 10, 1996.

        4(a)           -    Shareholders' Rights Plan, incorporated by reference
                            from the Registrant's Form 8-K filed on April 10,
                            1996.

        10(a)          -    Credit Agreement, dated June 30, 1996, between the
                            Registrant and NBD Bank, N.W., Sanwa Bank,  Comerica
                            Bank-Detroit, PNC Bank, Westdeutsche Landesbank
                            Girozentrale and Old Kent Bank and Trust Company, incorporated by reference from the Registrant's 1996
                            Form 10-K filed on September 25, 1996.

        10(b)          -    Registrant's Management Incentive Plan, incorporated
                            by reference from the Registration Statement No.
                            33-69324 filed by the Registrant on September 23, 1993.

        10(c)          -    Registrant's 1988 Employee Incentive Stock Option
                            Plan as amended, incorporated by reference from Exhibit A of the Registrant's 1997 proxy statement.

        10(d)          -    Registrant's 1989 Non-Qualified Stock Option Plan
                            for Directors as amended, incorporated by reference from Exhibit B of the Registrant's 1997 Proxy
                            Statement as amended at the Annual Meeting of Shareholders on November 6, 1997.

        10(e)          -    First Amendment to Registrant's Credit Agreement,
                            dated June 29, 1998, incorporated by reference from Registrant's 1998 Form 10-K filed on October 6,
                            1998.

        10(f)          -   Credit Agreement, dated March 25, 1998, between
                           Registrant and

                            Wachovia Bank, N.A., incorporated by reference from Registrant's 1998 Form 10-K filed on October 6, 1998.


        10(g)          -    Registrant's Restricted Stock Plan for Directors,
                            dated November 6, 1997, incorporated by reference from Registrant's 1998 Form 10-K filed on October 6,
                            1998.

        10(h)          -    Second Amendment to Registrant's Credit Agreement,
                            dated November 20, 1998, incorporated by reference from Registrant's first quarter 1999 Form 10-Q filed on November 23, 1998.

        10(i)          -    Credit Agreement dated December 8, 1998, between
                            Registrant and National City Bank, incorporated by reference from Registrant's second quarter 1999 Form
                            10-Q filed on February 11, 1999.

        10(j)          -    Credit Agreement, dated September 23, 1999, between
                            Registrant and Bank One, Michigan.

        10(k)          -    Guaranty Agreement, dated September 23, 1999,
                            between L. Perrigo Company and Perrigo Company of
                            South Carolina, Inc.

        21             -    Subsidiaries of the Registrant.

        23             -    Consent of BDO Seidman, LLP.

        24             -    Power of Attorney (see signature page).

        27             -    Financial Data Schedule.

        (b)  Exhibit and reports on Form 8-K.

                  (i) The Company filed a report on Form 8-K on June 14, 1999 that announced that under the provisions of its liability insurance coverage, the Company is to receive an $8 million reimbursement for legal expenses and costs associated with the dismissed class action lawsuit and the related derivative lawsuit. As a result, the Company would recognize a one-time pre-tax gain of $8 million or approximately $5 million and $.07 per basic share after-tax in the fourth quarter of fiscal year 1999. The one-time gain would be accounted for as an offset to unusual litigation expenses.

                  Additionally, the Company announced that the U.S. District Court approved the final dismissal of the shareholder derivative lawsuit. An order in favor of Perrigo was entered dismissing the derivative lawsuit. This dismissal follows the dismissal of a related shareholder class action lawsuit in late March 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE




Board of Directors
Perrigo Company
Allegan, Michigan

         The audits referred to in our report to Perrigo Company and Subsidiaries dated August 25, 1999, (except for Note C, which is as of September 23, 1999) relating to the consolidated financial statements of Perrigo Company, which is contained in Item 8 of this Form 10-K for the year ended July 3, 1999, included the audit of Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

         In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



By:  /s/BDO Seidman, LLP
  -----------------------------
      BDO Seidman, LLP

Grand Rapids, Michigan
August 25, 1999 except for Note C,
which is as of September 23, 1999

                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

                                PERRIGO COMPANY

                                 (IN THOUSANDS)



                                                      BALANCE         CHARGED TO                        BALANCE
                                                    AT BEGINNING      COSTS AND                         AT END
         DESCRIPTION                                 OF PERIOD         EXPENSES      DEDUCTIONS(1)     OF PERIOD
         ------------                               ------------      ---------      ----------         ---------
Year Ended June 30, 1997:
  Reserves and allowances deducted from
  asset accounts:
         Allowance for uncollectible accounts          $2,975          $   638         $   587           $3,026

Year Ended June 30, 1998:
  Reserves and allowances deducted from
     asset accounts:
         Allowance for uncollectible accounts          $3,026          $   580         $   915           $2,691

Year Ended July 3, 1999:
  Reserves and allowances deducted from
     asset accounts:
         Allowance for uncollectible accounts          $2,691          $   334         $  (256)          $3,281



(1) Uncollectible accounts charged off, net of recoveries and the effect of the 1998 restructuring.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended July 3, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 1st of October, 1999.

                                           PERRIGO COMPANY



                                           By:  /s/Michael J. Jandernoa
                                                    Michael J. Jandernoa
                                                    Chairman of the Board
                                                    and Chief Executive Officer



                               POWER OF ATTORNEY

         Each person whose signature appears below hereby appoints Michael J. Jandernoa and Thomas J. Ross and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended July 3, 1999 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended July 3, 1999 has been signed by the following persons in the capacities indicated on the 1st of October, 1999.

         Signature                                Title
        -----------                               -----

 /s/Michael J. Jandernoa               Chairman of the Board and Chief
 ------------------------------        Executive Officer and Director
         Michael J. Jandernoa          (Principal Executive Officer)


 /s/Richard G. Hansen                  President and Chief Operating Officer
 ------------------------------
         Richard G. Hansen

 /s/Thomas J. Ross                     Vice President - Finance,
 ------------------------------        Principal Accounting and
         Thomas J. Ross                Financial Officer

 /s/F. Folsom Bell                     Director
 ------------------------------
         F. Folsom Bell

 /s/Peter R. Formanek                  Director
 ------------------------------
         Peter  R. Formanek

 /s/Larry D. Fredricks                 Director
 ------------------------------
         Larry D. Fredricks

 /s/L.R. Jalenak, Jr.                  Director
-------------------------------
         L.R. Jalenak, Jr.

 /s/John W. Spoelhof                   Director
-------------------------------
         John W. Spoelhof

 /s/Mary Alice Taylor                  Director
-------------------------------
         Mary Alice Taylor

                    EXHIBIT INDEX


EXHIBIT     DOCUMENT
-------     --------
   2(a)     Asset Purchase Agreement, dated August 25, 1999, among Perrigo
            Company and Perrigo Company of Tennessee as Sellers; and
            Cumberland Swan Holdings, Inc., as Buyer.

  10(j) Credit Agreement, dated September 23, 1999, between Registrant and Bank One, Michigan.

  10(k) Guaranty Agreement, dated September 23, 1999, between L. Perrigo Company and Perrigo Company of South Carolina, Inc.

  21        Subsidiaries of the Registrant

  23        Consent of Independent
            Certified Public Accountants

  27        Financial Data Schedule