Form 10-Q
period 1999-10-02
PERRIGO CO
filed 1999-11-09
CIK 820096

================================================================================

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: OCTOBER 2, 1999
                                                 ---------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM             TO
                                                        -----------    ---------

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

                                    YES  X    NO
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                            OUTSTANDING AT
        CLASS OF COMMON STOCK                              NOVEMBER 4, 1999
        ---------------------                           ---------------------
             WITHOUT PAR                                  73,345,540 SHARES


================================================================================

                        PERRIGO COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated statements of income -- For the quarters
        ended October 2, 1999 and October 3, 1998                                     3

        Condensed consolidated balance sheets -- October 2, 1999
        and July 3, 1999                                                              4

        Condensed consolidated statements of cash flows -- For the quarters
        ended October 2, 1999 and October 3, 1998                                     5

        Notes to condensed consolidated financial statements-- October 2, 1999        6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                    10

Item 3. Quantitative and Qualitative Disclosures About Market Risks                   14


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                              15


SIGNATURES                                                                            17

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                        Quarter Ended
                                    ---------------------
                                    October 2, October 3,
                                       1999        1998
                                    ---------   ---------
Net sales                           $ 209,365   $ 212,298
Cost of sales                         159,169     176,993
                                    ---------   ---------
Gross profit                           50,196      35,305
                                    ---------   ---------

Operating expenses
   Distribution                         4,998       7,779
   Research and development             3,517       3,606
   Selling and administrative          23,867      37,007
   Unusual litigation                    --           988
                                    ---------   ---------
                                       32,382      49,380
                                    ---------   ---------

Operating income (loss)                17,814     (14,075)
Interest and other expense              2,462       3,217
                                    ---------   ---------

Income (loss) before income taxes      15,352     (17,292)
Income tax expense (benefit)            5,327      (4,916)
                                    ---------   ---------

Net income (loss)                   $  10,025   $ (12,376)
                                    =========   =========


Basic earnings (loss) per share     $    0.14   $   (0.17)
                                    =========   =========


Diluted earnings (loss) per share   $    0.14   $   (0.17)
                                    =========   =========



     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                   October 2,    July 3,
                                                                      1999        1999
                                                                  -----------   --------
            ASSETS                                                (Unaudited)
Current assets
   Cash and cash equivalents                                       $   1,264    $   1,695
   Accounts receivable, net of allowances of $3,225 and
      $3,281, respectively                                           128,778       89,123
   Inventories                                                       190,454      197,437
   Prepaid expenses and other current assets                           9,968        7,811
   Current deferred income taxes                                      27,100       33,476
   Assets held for sale                                               19,430       53,045
                                                                   ---------    ---------
          Total current assets                                       376,994      382,587

Property and equipment                                               329,997      325,444
   Less accumulated depreciation                                     131,693      125,782
                                                                   ---------    ---------
                                                                     198,304      199,662
Goodwill, net of accumulated amortization of $10,405 and
   $10,121, respectively                                              19,050       19,334
Other                                                                 15,180       14,275
                                                                   ---------    ---------
                                                                   $ 609,528    $ 615,858
                                                                   =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                $  73,229    $  68,240
   Notes payable                                                       6,952        6,694
   Payrolls and related taxes                                         13,733       18,166
   Accrued expenses                                                   38,726       34,787
   Income taxes                                                        2,924        4,983
   Current installments on long-term debt                               --            300
                                                                   ---------    ---------
          Total current liabilities                                  135,564      133,170

Deferred income taxes                                                 15,229       14,674
Long-term debt, less current installments                            115,374      135,026

Minority interest                                                        677          569

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
      none issued                                                       --           --
   Common stock, without par value, 200,000 shares authorized,
     73,346 and 73,301 issued, respectively                          102,087      102,030
   Unearned compensation                                                 (36)         (53)
   Accumulated other comprehensive income                                602          436
   Retained earnings                                                 240,031      230,006
                                                                   ---------    ---------
          Total shareholders' equity                                 342,684      332,419
                                                                   ---------    ---------
                                                                   $ 609,528    $ 615,858
                                                                   =========    =========


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Quarter Ended
                                                           -----------------------
                                                           October 2,   October 3,
                                                             1999          1998
                                                           ---------    ----------
      Cash Flows From (For) Operating Activities:
         Net income (loss)                                  $ 10,025    $(12,376)
         Depreciation and amortization                         5,433       5,624
         Write-off of Russian investment                        --        14,177
                                                            --------    --------
                                                              15,458       7,425

         Accounts receivable                                 (39,689)    (11,778)
         Inventories                                           6,983     (26,233)
         Current and deferred income taxes                     4,872      (3,865)
         Assets held for sale                                  2,429       5,417
         Accounts payable                                      4,989      17,740
         Other                                                (2,341)     (3,922)
                                                            --------    --------
               Net cash for operating activities              (7,299)    (15,216)
                                                            --------    --------

      Cash Flows From (For) Investing Activities:
         Additions to property and equipment                  (3,766)    (15,273)
         Proceeds from sale of assets held for sale           31,186        --
         Other                                                  --        (5,122)
                                                            --------    --------
               Net cash from (for) investing activities       27,420     (20,395)
                                                            --------    --------

      Cash Flows From (For) Financing Activities:
         Borrowings of long-term debt                           --        52,381
         Repayments of long-term debt                        (19,652)       --
         Repayments of short-term debt                           (42)       (720)
         Issuance of common stock                                 57          44
         Repurchase of common stock                             --       (14,820)
         Other                                                  (915)       --
                                                            --------    --------
               Net cash (for) from financing activities      (20,552)     36,885
                                                            --------    --------

      Net (Decrease) Increase in Cash and Cash Equivale         (431)      1,274
      Cash and Cash Equivalents, at Beginning of Period        1,695       1,496
                                                            --------    --------
      Cash and Cash Equivalents, at End of Period           $  1,264    $  2,770
                                                            ========    ========


      Supplemental Disclosures of Cash Flow Information:
         Interest paid                                      $  1,956    $  1,677
         Income taxes paid                                  $    500    $    282


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 2, 1999
                                 (IN THOUSANDS)

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

         The Company changed its fiscal year end from June 30 to the 52 or 53-week period that ends on the Saturday closest to June 30, effective for fiscal year 1999. After the transition year of fiscal year 1999, the Company's quarters will each be comprised of 13 weeks and end on a Saturday, except in certain years when the Company will have one quarter comprised of 14 weeks. During fiscal year 1999, the first quarter included the period from July 1 through October 3, 1998. The second through fourth quarters were comprised of 13 weeks ending on January 1, April 3, and July 3, 1999, respectively.

         Operating results for the quarter ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1999.

EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" Earnings per Share ("EPS") calculations follows:


                                                           Quarter Ended
                                                    ---------------------------
                                                    October 2,       October 3,
                                                       1999              1998
                                                    ----------       ----------
Numerator:
Net income (loss) used for both "basic"
   and "diluted" EPS calculation                    $ 10,025         $(12,376)
                                                    ========         ========

Denominator:
Weighted average shares outstanding
   for the period - used for "basic"
   EPS calculation                                    73,327           73,429
Dilutive effect of stock options                         201             --
                                                    --------         --------
Weighted average shares outstanding
   for the period - used for "diluted"
   EPS calculation                                    73,528           73,429
                                                    ========         ========


         The effect of stock options of 333 shares was not included for the quarter ended October 3, 1998 because to do so would have been antidilutive.

COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:


                                                    Quarter Ended
                                              -------------------------
                                              October 2,     October 3,
                                                 1999            1998
                                              ----------     ----------

Net income (loss)                             $ 10,025        $(12,376)

Other comprehensive income:
   Foreign currency translation adjustments         17            --
   Unrealized gain on investments                  149            --
                                              --------        --------

Comprehensive income (loss)                   $ 10,191        $(12,376)
                                              ========        ========

NOTE B - INVENTORIES

         The components of inventories consist of the following:


                                 October 2,       July 3,
                                   1999            1999
                                 ----------      ---------
         Finished goods          $  88,194       $  85,267
         Work in process            71,616          79,104
         Raw materials              30,644          33,066
                                 ---------       ---------
                                 $ 190,454       $ 197,437
                                 =========       =========


NOTE C - LONG-TERM BORROWING AND CREDIT ARRANGEMENTS

         In connection with the sale of the personal care business, the Company paid off its obligation of $1,440 to the Industrial Development Board of Rutherford County, Tennessee.

NOTE D - RESTRUCTURING AND REDESIGN COSTS

         The personal care business was sold in August 1999. Proceeds from the sale were $32,200 and are subject to post-closing adjustment. No gain or loss was recorded for this sale in the first quarter of fiscal year 2000. The first quarter of fiscal year 2000 reflects one month of the personal care business. Net sales for the personal care business were $17,778 and $48,461 for the first quarter of fiscal year 2000 and 1999, respectively. The Company does not maintain operating income information by its three main product lines, however, based on the incremental approach, the Company estimates that pre-tax operating income for the first quarter of fiscal year 2000 was $1,000 and pre-tax operating loss including plant inefficiencies was $2,000 for the first quarter of fiscal year 1999. The effect of suspending depreciation was $700 and $4,000 for the first quarter of fiscal year 2000 and 1999, respectively.

         For the first quarter of fiscal year 2000, $471 was paid primarily related to professional fees and transitional costs associated with the sale of the personal care business. These costs were charged against a reserve established in fiscal year 1998. The 1998 restructuring reserve balance was $1,699 at October 2, 1999.

         Assets held for sale decreased to $19,430 at October 2, 1999 primarily due to the sale of the personal care business and the change in the underlying assets during the quarter. Assets held for sale at October 2, 1999 is comprised of the LaVergne, Tennessee logistics facility which is anticipated to be sold in fiscal year 2000.

         For the first quarter of fiscal year 2000, $637 was paid primarily for severance and outplacement costs related to the 1999 restructuring. These costs were charged against a reserve established in fiscal year 1999. The 1999 restructuring reserve balance was $1,818 at October 2, 1999.

NOTE E - COMMITMENTS AND CONTINGENCIES

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   FIRST QUARTER OF FISCAL YEARS 2000 AND 1999
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL YEARS 2000 AND 1999

RESTRUCTURING UPDATE

         The personal care business was sold in August 1999. Proceeds from the sale were $32,200 and are subject to post-closing adjustment. No gain or loss was recorded for this sale in the first quarter of fiscal year 2000. The first quarter of fiscal year 2000 reflects one month of the personal care business. Net sales for the personal care business were $17,778 and $48,461 for the first quarter of fiscal year 2000 and 1999, respectively. The Company does not maintain operating income information by its three main product lines, however, based on the incremental approach, the Company estimates that pre-tax operating income for the first quarter of fiscal year 2000 was $1,000 and pre-tax operating loss including plant inefficiencies was $3,000 for the first quarter of fiscal year 1999. The effect of suspending depreciation was $700 and $4,000 for the first quarter of fiscal year 2000 and 1999, respectively.

         For the first quarter of fiscal year 2000, $471 was paid primarily related to professional fees and transitional costs associated with the sale of the personal care business. These costs were charged against a reserve established in fiscal year 1998. The 1998 restructuring reserve balance was $1,699 at October 2, 1999.

         Assets held for sale decreased to $19,430 at October 2, 1999 primarily due to the sale of the personal care business and the change in the underlying assets during the quarter. Assets held for sale at October 2, 1999 is comprised of the LaVergne, Tennessee logistics facility which is anticipated to be sold in fiscal year 2000.

         For the first quarter of fiscal year 2000, $637 was paid primarily related to severance and outplacement costs related to the 1999 restructuring. These costs were charged against a reserve established in fiscal year 1999. The 1999 restructuring reserve balance was $1,818 at October 2, 1999.

RESULTS OF OPERATIONS

         The Company's net sales decreased by $2,933 or 1.4% to $209,365 during the first quarter of fiscal year 2000, from $212,298 during the first quarter of fiscal year 1999. The decrease was primarily due to the sale of the personal care business. Excluding the effect of the personal care business, net sales increased by $27,750 or 16.9% during the first quarter of fiscal year 2000 to $191,587 from $163,837 during the first quarter of fiscal year 1999. The increase was primarily due to an increase in sales to existing customers of vitamins and sales to existing customers of new products such as the nicotine transdermal system patch for smoking cessation, an OTC pharmaceutical product. Net sales for the first quarter of fiscal year 1999 were negatively impacted by the Company's conversion to a new software system in September 1998.

         During the first quarter of fiscal year 1999, the Company wrote off inventory of $1,663, accounts and notes receivable of $10,874 and the balance of its Russian investment of $1,640 for a total of $14,177 due to the collapse of the Russian economy. The first quarter fiscal year 1999 income statement reflects the inventory amount in cost of sales; the accounts and notes receivable amount in selling and administrative expense; and the investment amount in other income and expense. The discussion below related to gross profit, operating expenses and other income and expense excludes the effects of these charges.

         Gross profit increased $13,228 during the first quarter of fiscal year 2000 compared to the same period of fiscal year 1999. The gross profit percent to net sales was 24.0% for the first quarter of fiscal year 2000 compared to 17.4% for the same period of fiscal year 1999. Excluding the personal care business, gross profit percent to net sales was 24.8% for the first quarter of fiscal year 2000 compared to 19.5% for the same period of fiscal year 1999. The first quarter fiscal year 1999 gross profit dollars and percent to net sales were negatively impacted by inefficiencies resulting from the Company's conversion to its new software system. Gross profit as a percent to net sales for fiscal year 2000 is expected to improve over last year primarily due to elimination of the one-time software conversion inefficiencies and the reduction in personal care sales due to the sale of the personal care business.

         Operating expenses decreased $6,124 or 15.9% during the first quarter of fiscal year 2000 compared to the same period in fiscal year 1999. Operating expenses as a percentage of net sales were 15.5% for the first quarter of fiscal year 2000 compared to 18.1% for the same period of fiscal year 1999. Operating expenses consist of distribution, research and development, selling and administrative and unusual litigation expenses. Distribution expenses decreased $2,781 or 35.8% from the first quarter of fiscal year 1999 primarily due to the sale of the personal care business. Distribution expenses were also favorably impacted in the first quarter of fiscal year 2000 by less expediting of shipments and lower warehousing costs as the Company benefits from its shift from leased warehouses to its owned warehouse in Allegan, Michigan. Research and development expenses were 1.7% of net sales for the first quarters of fiscal years 2000 and 1999. Research and development expenses for fiscal year 2000 are anticipated to increase due to the Company's commitment to product introductions from Rx switches. Selling and administrative expenses decreased $2,266 or 8.7% from the first quarter of fiscal year 1999 primarily due to the sale of the personal care business. Selling and administrative expense as a percentage of net sales was 11.4% in the first quarter of fiscal year 2000 compared to 12.3% of net sales for the same period in fiscal year 1999. Unusual litigation costs were zero and $988 for the first quarter of fiscal year 2000 and 1999, respectively.

         Interest and other expense increased $885 from the first quarter of fiscal year 1999. Interest expense increased $299 to $2,395 during the first quarter of fiscal year 2000 compared to $2,096 for the same period in fiscal year 1999 primarily due to higher average interest rates. Other expense was $67 for the first quarter of fiscal year 2000 compared to other income of $519 for the same period in fiscal year 1999.

         The effective tax rate was 34.7% for the first quarter of fiscal year 2000 compared to 28.4% for the same period in fiscal year 1999. The lower effective tax rate for the first quarter of fiscal year 1999 is primarily due to certain non-deductible goodwill related to the personal care divestiture.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal year 2000, working capital decreased $7,987 and cash flow for operating activities was $7,299. Accounts receivable increased $39,689 primarily due to strong sales during the quarter, inventories decreased $6,983 primarily due to inventory reduction initiatives and accounts payable increased $4,989 due to seasonal increases.

         Capital expenditures were $3,766 for the first quarter of fiscal year 2000. Capital expenditures for fiscal year 2000 are anticipated to be approximately $25,000 to $30,000 primarily for normal equipment replacement and productivity enhancements to equipment.

         The personal care business was sold during the first quarter of fiscal year 2000. The proceeds received from the sale during the quarter were $31,186 and were used to fund operations and reduce debt as noted below.

         Long-term debt decreased $19,652 during the first quarter of fiscal year 2000 as the Company paid down on its $200,000 unsecured revolving credit facility. At October 2, 1999 the Company had $84,626 available on this facility.

YEAR 2000 READINESS DISCLOSURE

         The Company continues to implement the plan set forth in the Year 2000 Compliance section of the MDA in its annual report on Form 10-K for the year ended July 3, 1999. The plan involves (1) becoming Year 2000 compliant in all of its critical software systems, infrastructure systems, manufacturing systems, security systems and office equipment, (2) developing contingency plans for all critical systems, (3) reviewing insurance, regulatory and legal implications as they relate to the year 2000 and (4) determining the year 2000 compliance status of the Company's key suppliers and customers. The plan has not changed substantially from July 3, 1999 and its status is summarized below. The Company is within its timeline for having the plan completed prior to the year 2000.

         The Company believes it has completed the identification of IT and non-IT systems that need to be reviewed for Y2K compliance and has prioritized each system as "critical", "important" or "non-critical". The following procedures are being followed for all systems in order to gain assurance that they are Y2K compliant: (1) Obtain the Y2K compliance status from the manufacturer. If the system is not considered Y2K compliant by the manufacturer it will be updated, replaced or eliminated; (2) Test each system to determine Y2K compliance; and (3) Remediate and retest noncompliant systems until Y2K compliance is obtained. Critical systems are the highest priority. Important systems are being tested and remediated as the next priority and non-critical systems are tested as time permits. Y2K compliance testing of the Company's core business system, SAP R/3, has revealed no Y2K related problems. Critical systems requiring remediation are substantially complete. The Company has prepared and reviewed contingency plans for all critical systems and will continue to review and refine these plans throughout the fourth quarter of calendar year 1999. Costs to date specifically to address Y2K issues, separate from SAP implementations, have approximated $1,000. Future costs anticipated to remedy Y2K issues have been budgeted and are not expected to exceed an additional $1,000. There can be no assurance that the Company will be able to identify and correct all aspects of the year 2000 problem that affect it in sufficient time, and if it cannot, the failure could have a material negative impact on the Company's business, operations or financial condition. The Company, however, does not currently expect that the year 2000 problem as it relates to its internal systems will have a material negative impact on the Company.

         The Company is monitoring the insurance, regulatory and legal implications as they relate to the year 2000. The Company, at this time, does not anticipate that the costs associated with this review will be material to the Company's financial condition or results of operations.

         The Company's plan to determine the Y2K compliance status of its key suppliers and customers is substantially complete. All critical customers have responded satisfactorily. The Company has sent out surveys to all of its current key suppliers and received substantially all of these surveys. The survey responses have been rated by the Company to establish the stated level of compliance by the respondent. While the Company cannot guarantee Y2K compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors and customers without independent verification, the surveys received and related follow-ups with certain vendors and customers have indicated that current key suppliers and customers are aware of the issues and are working on achieving compliance on or before the year 2000. The Company has also developed contingency plans to deal with those key suppliers who may not be Y2K compliant prior to the year 2000. These contingency plans will be reviewed and refined throughout the fourth quarter of calendar year 1999. If certain key suppliers or customers are not Y2K compliant and the Company is unaware of the noncompliance, the Company's results of operations and financial condition could be significantly negatively impacted. However, at this time the Company is not aware of any key suppliers or customers who will be significantly hampered from conducting normal business because of internal Y2K problems.

         In addition to the fact that the Company has substantially completed its assessment, remediation and testing efforts, it has also initiated a Y2K contingency planning process to identify, reduce and manage risk to our business and customers from Y2K failures. The contingency planning process is intended to identify critical systems and services, and develop contingency plans to document the steps to be taken if they are lost or only partially functional. While the individual contingency plans vary by facility, the common recurring theme for a worst case scenario is failure of a critical system or service for 1 or 2 days. Contingency planning by the Company includes such items as adequate local power generation capability to ensure continuous operation of the most critical computers and internal voice and data communication systems. The contingency plans are complete, but will be reviewed and refined throughout the fourth quarter of calendar year 1999.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

         In accordance with the "safe harbor' provisions of the Private Securities Litigation Reform Act of 1995, please see Perrigo Company's Form 10-K for the fiscal year ended July 3, 1999, under the heading "Cautionary Note Regarding Forward-Looking Statements" for a discussion of certain important factors as they relate to forward-looking statements contained in this quarterly report.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit Number    Description
                  --------------    -----------

                   2(a) Asset Purchase Agreement, dated August 25, 1999, among Perrigo Company of Tennessee as Sellers; and Cumberland Swan Holdings, Inc. as Buyer, incorporated by reference from the Registrant's Form 10-K filed on October 1, 1999.

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

                   3(b) Restated Bylaws of Registrant, dated April 10, 1996, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996.

                   4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996.

                  10(a) Registrant's Management Incentive Plan, incorporated by reference from Registration Statement No. 33-69324 filed by the Registrant on September 23, 1993.

                  10(b) Registrant's 1988 Employee Incentive Stock Option Plan as amended, incorporated by reference to Exhibit A of the Registrant's 1997 proxy statement.

                  10(c) Registrant's 1989 Non-Qualified Stock Option Plan for Directors, as amended, incorporated by reference from Exhibit B of the Registrant's 1997 Proxy Statement as amended at the Annual Meeting of Shareholders on November 6, 1997.

                  10(d) Registrant's Restricted Stock Plan for Directors, dated November 6, 1997, incorporated by reference from Registrant's Form 10-K filed on October 6, 1998.

                  10(e) Credit Agreement, dated September 23, 1999, between Registrant and Bank One, Michigan, incorporated by reference from the Registrant's Form 10-K filed on October 1, 1999.

                  10(f) Guaranty Agreement, dated September 23, 1999, between L. Perrigo Company and Perrigo Company of South Carolina, Inc., incorporated by reference from the Registrant's Form 10-K filed on October 1, 1999.

                  27                Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a form 8-K on September 9, 1999 that announced the sale of its personal care business. Cumberland Swan Holdings, Inc., an investor group located in Nashville, Tennessee, purchased Perrigo's Smyrna, Tennessee operations. In addition, the Company stated that in separate transactions it sold its personal care facilities in California and Missouri for $9 million. The Company noted that its LaVergne, Tennessee logistics center was not included in the sale. Cumberland Swan will operate out of the facility under a lease agreement until the building is sold separately, at which time Cumberland Swan will lease from the new owner. The Company also announced that Craig Hammond, President of Perrigo International, had left the Company and that Mark Olesnavage, President of Customer Business Development, assumed responsibility for the International Department.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                         PERRIGO COMPANY
                                                --------------------------------
                                                          (Registrant)





Date: November 9, 1999                            /s/ Michael J. Jandernoa
     ----------------------                     --------------------------------
                                                Michael J. Jandernoa
                                                Chairman of the Board and Chief
                                                  Executive Officer






Date: November 9, 1999                          /s/ Thomas J. Ross
     ----------------------                     --------------------------------
                                                Thomas J. Ross
                                                Vice President Finance -
                                                Principal Accounting and
                                                  Financial Officer