Form 10-Q
period 2000-01-01
PERRIGO CO
filed 2000-02-09
CIK 820096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JANUARY 1, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         MICHIGAN                                        38-2799573
     -----------------                                   ----------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

     515 EASTERN AVENUE
      ALLEGAN, MICHIGAN                                        49010
     ------------------                                        -----
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

                                    YES X NO
                                       ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                     OUTSTANDING AT
      CLASS OF COMMON STOCK                        FEBRUARY 04, 2000
      ---------------------                        -----------------
          WITHOUT PAR                              73,368,180 SHARES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PERRIGO COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed consolidated statements of income-- For the
         quarter and year-to-date ended January 1, 2000 and
         January 2, 1999                                                      3

         Condensed consolidated balance sheets-- January 1, 2000
         and July 3, 1999                                                     4

         Condensed consolidated statements of cash flows-- For the
         year-to-date ended January 1, 2000 and January 2, 1999               5

         Notes to condensed consolidated financial statements--
         January 1, 2000                                                      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosures About Market Risks           14


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      15


SIGNATURES                                                                    18

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                            Second Quarter              Year-To-Date
                                      ------------------------    ------------------------
                                      January 1,    January 2,    January 1,    January 2,
                                        2000          1999          2000          1999
Net sales                             $ 197,246     $ 226,121     $ 406,611     $ 438,419
Cost of sales                           148,802       171,826       307,971       348,819
                                      ---------     ---------     ---------     ---------
Gross profit                             48,444        54,295        98,640        89,600
                                      ---------     ---------     ---------     ---------

Operating expenses
   Distribution                           3,539         8,939         8,537        16,718
   Research and development               3,876         3,851         7,393         7,457
   Selling and administrative            22,002        28,001        45,869        65,008
   Unusual litigation                         -           686             -         1,674
                                      ---------     ---------     ---------     ---------
                                         29,417        41,477        61,799        90,857
                                      ---------     ---------     ---------     ---------

Operating income (loss)                  19,027        12,818        36,841        (1,257)
Interest and other expense                2,049         2,820         4,511         6,037
                                      ---------     ---------     ---------     ---------

Income (loss) before income taxes        16,978         9,998        32,330        (7,294)
Income tax expense (benefit)              6,014         2,875        11,341        (2,041)
                                      ---------     ---------     ---------     ---------

Net income (loss)                     $  10,964     $   7,123     $  20,989     $  (5,253)
                                      =========     =========     =========     =========


Basic earnings (loss) per share       $    0.15     $    0.10     $    0.29     $   (0.07)
                                      =========     =========     =========     =========


Diluted earnings (loss) per share     $    0.15     $    0.10     $    0.29     $   (0.07)
                                      =========     =========     =========     =========

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      January 1,     July 3,
                                                                        2000           1999
                                                                     -----------    ---------
            ASSETS                                                   (Unaudited)
Current assets
   Cash and cash equivalents                                         $   3,731      $   1,695
   Accounts receivable, net of allowances of $3,690 and
      $3,281, respectively                                             123,536         89,123
   Inventories                                                         170,697        197,437
   Prepaid expenses and other current assets                             6,977          7,811
   Current deferred income taxes                                        27,000         33,476
   Assets held for sale                                                 19,430         53,045
                                                                     -----------    ---------
          Total current assets                                         351,371        382,587

Property and equipment                                                 333,174        325,444
   Less accumulated depreciation                                       136,267        125,782
                                                                     -----------    ---------
                                                                       196,907        199,662

Goodwill, net of accumulated amortization of $10,688 and
   $10,121, respectively                                                18,766         19,334
Other                                                                   14,700         14,275
                                                                     -----------    ---------
                                                                     $ 581,744      $ 615,858

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                  $  58,433      $  68,240
   Notes payable                                                         6,885          6,694
   Payrolls and related taxes                                           12,520         18,166
   Accrued expenses                                                     35,271         34,787
   Income taxes                                                          9,560          4,983
   Current installments on long-term debt                                 --              300
                                                                     -----------    ---------
          Total current liabilities                                    122,669        133,170

Deferred income taxes                                                   14,270         14,674
Long-term debt, less current installments                               90,000        135,026
Minority interest                                                          743            569

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
      none issued                                                            -              -
   Common stock, without par value, 200,000 shares authorized,
     73,250 and 73,301 issued, respectively                            102,148        102,030
   Unearned compensation                                                   (83)           (53)
   Accumulated other comprehensive income                                1,002            436
   Retained earnings                                                   250,995        230,006
                                                                     -----------    ---------
          Total shareholders' equity                                   354,062        332,419
                                                                     -----------    ---------
                                                                     $ 581,744      $ 615,858
                                                                     ===========    =========

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                              Year-To-Date
                                                        -------------------------
                                                         January 1,    January 2,
                                                           2000          1999
                                                           ----          ----

Cash Flows From (For) Operating Activities:
   Net (loss) income                                     $ 20,989      $ (5,253)
   Depreciation and amortization                           11,016        11,641
   Write-off of Russian investment                           --          14,177
                                                         --------      --------
                                                           32,005        20,565

   Accounts receivable                                    (34,515)      (75,838)
   Inventories                                             26,740       (31,604)
   Current and deferred income taxes                       10,649        (1,106)
   Assets held for sale                                     2,429           581
   Accounts payable                                        (9,807)       41,894
   Other                                                   (4,011)       (5,314)
                                                         --------      --------
         Net cash from (for) operating activities          23,490       (50,822)
                                                         --------      --------
Cash Flows From (For) Investing Activities:
   Additions to property and equipment                     (7,643)      (22,178)
   Proceeds from sale of assets held for sale              31,186          --
   Other                                                     --          (5,086)
                                                         --------      --------
         Net cash from (for) investing activities          23,543       (27,264)
                                                         --------      --------
Cash Flows From (For) Financing Activities:
   Net (Repayments) Borrowings of long-term debt          (45,026)       92,075
   Net (Repayments) Borrowings of short-term debt            (109)          128
   Issuance of common stock                                   118            59
   Repurchase of common stock                                --         (14,820)
   Other                                                       20          --
                                                         --------      --------
         Net cash (for) from financing activities         (44,997)       77,442
                                                         --------      --------
Net Increase (Decrease) in Cash and Cash Equivalents        2,036          (644)
Cash and Cash Equivalents, at Beginning of Period           1,695         1,496
                                                         --------      --------
Cash and Cash Equivalents, at End of Period              $  3,731      $    852
                                                         ========      ========
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                         $  3,768      $  4,393
   Income taxes paid                                     $    510      $    299

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

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

         The Company changed its fiscal year end from June 30 to the 52 or 53-week period that ends on the Saturday closest to June 30, effective for fiscal year 1999. After the transition year of fiscal year 1999, the Company's quarters will each be comprised of 13 weeks and end on a Saturday, except in certain years when the Company will have one quarter comprised of 14 weeks. During fiscal year 1999, the first quarter included the period from July 1 through October 3, 1998. The second through fourth quarters were comprised of 13 weeks ending on January 2, April 3, and July 3, 1999, respectively.

         Operating results for the quarter and year-to-date ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1999. See Note D regarding the inclusion of personal care operations for the periods presented.

EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" Earnings per Share ("EPS") calculations follows:


                                                   Second Quarter                 Year-To-Date
                                             -------------------------     --------------------------
                                             January 1,     January 2,      January 1,     January 2,
                                               2000            1999           2000            1999
                                               ----            ----           ----            ----
Numerator:
Net income (loss) used for both "basic"
  and "diluted" EPS calculation               $ 10,964       $  7,123       $ 20,989       $ (5,253)
                                              ========       ========       ========       ========

Denominator:
Weighted average shares outstanding
  for the period - used for "basic"
  EPS calculation                               73,348         73,219         73,337         74,114
Dilutive effect of stock options                   177            270            190              -
                                              --------       --------       --------       --------
Weighted average shares outstanding
  for the period - used for "diluted"
  EPS calculation                               73,525         73,489         73,527         74,114
                                              ========       ========       ========       ========

         The effect of 312 stock options was not included for the period from July 1, 1998 through January 2, 1999 because to do so would have been antidilutive.

COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:


                                                   Second Quarter                 Year-To-Date
                                             -------------------------     --------------------------
                                             January 1,     January 2,      January 1,     January 2,
                                               2000            1999           2000            1999
                                               ----            ----           ----            ----
Net income (loss)                            $ 10,964        $  7,123       $ 20,989        $ (5,253)

Other comprehensive income:
  Foreign currency translation adjustments        (65)              -            (48)              -
  Unrealized gain on investments                  465               -            614               -
                                             --------        --------       --------        --------

Comprehensive income (loss)                  $ 11,364        $  7,123       $ 21,555        $ (5,253)
                                             ========        ========       ========        ========

         No activity is included for foreign currency translation for the periods included for fiscal year 1999. For the first half of fiscal year 1999 the Company treated the Mexican economy as highly inflationary. Accordingly, the translation impacts were reported as a component of income and losses during these periods. Subsequent to January 2, 1999, the Mexican economy was not considered highly inflationary. Accordingly, the translation impacts are included, net of taxes, as a component of comprehensive income.

NOTE B - INVENTORIES

         The components of inventories consist of the following:

                                                      January 1,    July 3,
                                                         2000        1999
                                                         ----        ----
         Finished goods                               $  73,258    $  85,267
         Work in process                                 67,611       79,104
         Raw materials                                   29,828       33,066
                                                      ---------     --------
                                                      $ 170,697     $197,437
                                                      =========     ========

NOTE C - LONG-TERM BORROWING AND CREDIT ARRANGEMENTS

         In connection with the sale of the personal care business, the Company paid off its obligation of $1,440 to the Industrial Development Board of Rutherford County, Tennessee in the first quarter of fiscal year 2000.

NOTE D - RESTRUCTURING AND REDESIGN COSTS

         The personal care business was sold in August 1999. Proceeds from the sale were $32,200 including funds held in escrow, and are subject to post-closing adjustment. No gain or loss was recorded for this sale in the first half of fiscal year 2000. The first half of fiscal year 2000 reflects one month of the personal care business. Net sales for the personal care business were $17,778 and $93,084 for the first half of fiscal year 2000 and 1999, respectively. The Company does not maintain operating income information by its main product lines; however, based on the incremental approach, the Company estimates that the pre-tax operating income of personal care for the first half of fiscal year 2000 was $1,000 and pre-tax operating loss including plant inefficiencies was $3,000 for the first half of fiscal year 1999. The effect of suspending personal care depreciation was $700 and $3,640 for the first half of fiscal year 2000 and 1999, respectively.

         For the first half of fiscal year 2000, $1,807 was paid primarily related to professional fees and transitional costs associated with the sale of the personal care business. These costs were charged against a reserve established in fiscal year 1998. The 1998 restructuring reserve balance was $363 and $2,170 at January 1, 2000 and July 3, 1999, respectively.

         Assets held for sale decreased to $19,430 at January 1, 2000 primarily due to the sale of the personal care business and the change in the underlying assets during the first half of fiscal year 2000. Assets held for sale at January 1, 2000 is comprised of the LaVergne, Tennessee logistics facility. While the Company continues to operate the LaVergne, Tennessee logistics facility, the Company has the ability to remove the facility from its operations with no effect on continuing operations. The buyer of the personal care business is operating out of this facility under a two-year lease agreement. The Company intends to sell this facility in fiscal year 2000 and has been actively seeking a buyer since the close of fiscal year 1998. As a part of the 1998 restructuring, in fiscal year 1998 the Company wrote the assets down to their estimated fair value less cost to sell and included the net assets in the assets held for sale classification on the balance sheet. The effect of suspending depreciation on this facility was $430 and $360 for the first half of fiscal year 2000 and fiscal 1999, respectively.

         For the first half of fiscal year 2000, $1,100 was paid primarily for severance and outplacement costs related to the 1999 restructuring. These costs were charged against a reserve established in fiscal year 1999. The 1999 restructuring reserve balance was $1,355 and $2,455 at January 1, 2000 and July 3, 1999, respectively.

         The restructuring charges as described above are detailed in the following table:

                                       1998 Restructuring    1999 Restructuring
                                       Professional Fees        Severance and
                                     And Transitional Costs      Outplacement

         Balance at July 3, 1999           $2,170                   $2,455
         Reductions/Charges                 1,807                    1,100
                                           ------                   ------
         Balance at January 1, 2000        $  363                   $1,355
                                           ======                   ======


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           SECOND QUARTER AND FIRST HALF OF FISCAL YEARS 2000 AND 1999

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL YEARS 2000 AND 1999

RESULTS OF OPERATIONS

         The Company's net sales decreased by $28,875 or 12.8% to $197,246 during the second quarter of fiscal year 2000, from $226,121 during the second quarter of fiscal year 1999. The decrease was primarily due to the sale of the personal care business. Excluding the effect of the personal care business, net sales increased by $15,748 or 8.7% during the second quarter of fiscal year 2000 to $197,246 from $181,498 during the second quarter of fiscal year 1999. The increase was primarily due to an increase in sales to existing customers of vitamins and sales to existing customers of new products such as the nicotine transdermal system patch for smoking cessation, an OTC pharmaceutical product.

         Gross profit decreased $5,851 during the second quarter of fiscal year 2000 compared to the same period of fiscal year 1999. The gross profit percent to net sales was 24.6% for the second quarter of fiscal year 2000 compared to 24.0% for the same period of fiscal year 1999. Excluding the personal care business, gross profit increased $1,091 during the second quarter of fiscal year 2000 compared to the same period of fiscal year 1999 and gross profit percent to net sales decreased to 24.6% for the second quarter of fiscal year 2000 compared to 26.1% for the same period of fiscal year 1999. This decrease was primarily due to an increase in write-offs for inventory obsolescence. During fiscal year 1999, reserves were established for anticipated inventory obsolescence related to the Company's conversion to a new software system. These reserves were established based on certain sell-through assumptions. Fiscal year 2000 actual sell-through of this inventory fell short of the assumptions resulting in an increase in inventory obsolescence. The Company believes the valuation of its inventory adequately covers obsolescence related to inventory on hand at January 1, 2000.

         Operating expenses decreased $12,060 or 29.1% during the second quarter of fiscal year 2000 compared to the same period in fiscal year 1999. Operating expenses as a percentage of net sales were 14.9% for the second quarter of fiscal year 2000 compared to 18.3% for the same period of fiscal year 1999. Operating expenses consist of distribution, research and development, selling and administrative and unusual litigation expenses. Distribution expenses decreased $5,400 or 60.4% from the second quarter of fiscal year 1999 primarily due to the sale of the personal care business. Distribution expenses were also favorably impacted in the second quarter of fiscal year 2000 by fewer expedited shipments and lower warehousing costs as the Company benefited from its shift from leased warehouses to its owned warehouse in Allegan, Michigan. Research and development expenses were 2.0% of net sales for the second quarter of fiscal year 2000 compared to 1.7% for the same period of fiscal year 1999. Research and development expenses for fiscal year 2000 are anticipated to increase due to the Company's commitment to introductions of products switching from Rx to over-the-counter. Selling and administrative expenses decreased $5,999 or 21.4% from the second quarter of fiscal year 1999 primarily due to the sale of the personal care business. Selling and administrative expense as a percentage of net sales was 11.2% in the second quarter of fiscal year 2000 compared to 12.4% of net sales for the same period in fiscal year 1999. Unusual litigation costs were zero and $686 for the second quarter of fiscal year 2000 and 1999, respectively.

         Interest and other expense decreased $771 from the second quarter of fiscal year 1999. Interest expense decreased $457 to $2,420 during the second quarter of fiscal year 2000 compared to $2,877 for the same period in fiscal year 1999 due primarily to lower levels of borrowing. Other income was $371 for the second quarter of fiscal year 2000 compared to other income of $57 for the same period in fiscal year 1999.

         The effective tax rate was 35.4% for the second quarter of fiscal year 2000 compared to 28.8% for the same period in fiscal year 1999. Permanent difference adjustments affected the effective tax rate for the second quarter of fiscal year 1999.

FIRST HALF OF FISCAL YEARS 2000 AND 1999

RESTRUCTURING UPDATE

         The personal care business was sold in August 1999. Proceeds from the sale were $32,200 including funds held in escrow, and are subject to post-closing adjustment. No gain or loss was recorded for this sale in the first half of fiscal year 2000. The first half of fiscal year 2000 reflects one month of the personal care business. Net sales for the personal care business were $17,778 and $93,084 for the first half of fiscal year 2000 and 1999, respectively. The Company does not maintain operating income information by its main product lines; however, based on the incremental approach, the Company estimates that the pre-tax operating income of personal care for the first half of fiscal year 2000 was $1,000 and pre-tax operating loss including plant inefficiencies was $3,000 for the first half of fiscal year 1999. The effect of suspending personal care depreciation was $700 and $3,640 for the first half of fiscal year 2000 and 1999, respectively.

         For the first half of fiscal year 2000, $1,807 was paid primarily related to professional fees and transitional costs associated with the sale of the personal care business. These costs were charged against a reserve established in fiscal year 1998. The 1998 restructuring reserve balance was $363 and $2,170 at January 1, 2000 and July 3, 1999, respectively.

         Assets held for sale decreased to $19,430 at January 1, 2000 primarily due to the sale of the personal care business and the change in the underlying assets during the first half of fiscal year 2000. Assets held for sale at January 1, 2000 is comprised of the LaVergne, Tennessee logistics. While the Company continues to operate the LaVergne, Tennessee logistics facility, the Company has the ability to remove the facility from its operations with no effect on continuing operations. The buyer of the personal care business is operating out of this facility under a two-year lease agreement. The Company intends to sell this facility in fiscal year 2000 and has been actively seeking a buyer since the close of fiscal year 1998. As a part of the 1998 restructuring, in fiscal year 1998 the Company wrote the assets down to their estimated fair value less cost to sell and included the net assets in the assets held for sale classification on the balance sheet. The effect of suspending depreciation on this facility $430 and $360 for the first half of fiscal year 2000 and fiscal 1999, respectively.

         For the first half of fiscal year 2000, $1,100 was paid primarily for severance and outplacement costs related to the 1999 restructuring. These costs were charged against a reserve established in fiscal year 1999. The 1999 restructuring reserve balance was $1,355 and $2,455 at January 1, 2000 and July 3, 1999, respectively.

RESULTS OF OPERATIONS

         The Company's net sales decreased $31,808 or 7.3% to $406,611 for the first half of fiscal year 2000, from $438,419 for the first half of fiscal year 1999. The decrease was primarily due to the sale of the personal care business. Excluding the effect of personal care, net sales increased $43,498 or 12.6% to $388,833 during the first half of fiscal year 2000 compared to $345,335 for the same period of fiscal year 1999. The increase was primarily due to an increase in sales to existing customers of vitamins and cough/cold products and sales to existing customers of new products such as the nicotine transdermal system patch for smoking cessation, an OTC pharmaceutical product.

         During the first quarter of fiscal year 1999, the Company wrote off inventory of $1,663, accounts and notes receivable of $10,874 and the balance of its Russian investment of $1,640 for a total of $14,177 due to the collapse of the Russian economy. The inventory amount is included in cost of sales; the accounts and notes receivable amount is included in selling and administrative expense; and the investment amount is included in other income and expense. The discussion below related to gross profit, operating expenses and interest and other expenses excludes the effect of these charges.

         Gross profit increased $7,377 or 8.1% for the first half of fiscal year 2000 compared to the first half of fiscal year 1999. The gross profit percentage for the first half of fiscal year 2000 was 24.3% compared to 20.8% for the first half of fiscal year 1999. Excluding the effect of the personal care business, the gross profit percent to net sales was 24.7% and 23.0% for fiscal years 2000 and 1999, respectively. Improvement over last year in gross profit as a percent of net sales was primarily due to the reduction of software conversion inefficiencies, partially offset by increased obsolescence expenses.

         Operating expenses decreased $18,184 for the first half of fiscal year 2000 compared to the first half of fiscal year 1999. Operating expenses, as a percentage of net sales, were 15.2% for the first half of fiscal year 2000 compared to 18.2% for the first half of fiscal year 1999. Operating expenses consist of distribution, research and development, selling and administrative and unusual litigation expenses. Distribution expenses decreased $8,181 or 48.9% from the first half of fiscal year 1999 due primarily to the sale of the personal care business. Distribution expense, as a percentage of net sales, was 2.1% for the first half of fiscal year 2000 compared to 3.8% for the first half of fiscal year 1999. Distribution expenses were also favorably impacted in the first half of fiscal year 2000 by fewer expedited shipments and lower warehousing costs as the Company benefits from its shift from a leased warehouse to its owned warehouse in Allegan, Michigan. Research and development expense, as a percentage of net sales, was 1.8% for the first half of fiscal year 2000 compared to 1.7% for the first half of fiscal year 1999. Selling and administrative expense decreased $8,265 or 15.3% from the first half of fiscal year 2000, primarily due to the sale of the personal care business. Selling and administrative expense was 11.3% of net sales for the first half of fiscal year 2000 compared to 12.3% of net sales for the first half of fiscal year 1999. Unusual litigation costs were zero and $1,674 for the first half of fiscal year 2000 and 1999, respectively.

         Interest and other expense increased $114 from the first half of fiscal year 1999. Interest expense decreased $158 to $4,815 for the first half of fiscal year 2000 compared to $4,973 for the first half of fiscal year 1999. Other income was $304 for the first half of fiscal year 2000 compared to other income of $576 for the first half of fiscal year 1999.

         The effective tax rate was 35.1% for the first half of fiscal year 2000 compared to 28.0% for the first half of fiscal year 1999. The lower effective tax rate in fiscal year 1999 was primarily due to the nondeductible write-off of the Company's Russian investment.

LIQUIDITY AND CAPITAL RESOURCES

         During the first half of fiscal year 2000, working capital decreased $20,715 and cash flow from operating activities was $23,490. Accounts receivable increased $34,515 primarily due to seasonal sales increases, inventories decreased $26,740 primarily due to inventory reduction initiatives and accounts payable decreased $9,807 due to lower purchases in the second quarter of fiscal year 2000 compared to the same period of fiscal year 1999.

         Capital expenditures were $7,643 for the first half of fiscal year 2000. Capital expenditures for fiscal year 2000 are anticipated to be approximately $15,000 to 20,000 primarily for normal equipment replacement and productivity enhancements to equipment.

         The personal care business was sold during the first quarter of fiscal year 2000. The proceeds received from the sale during the first quarter were $31,186 and were used to fund operations and reduce debt as noted below.

         Long-term debt decreased $45,026 during the first half of fiscal year 2000 as the Company paid down on its $200,000 unsecured revolving credit facility. At January 1, 2000 the Company had $110,000 available on this facility.

YEAR 2000 READINESS DISCLOSURE

         The Company implemented the plan set forth in the Year 2000 Compliance section of the MDA in its annual report on Form 10-K for the year ended July 3, 1999. The plan involved (1) becoming Year 2000 compliant in all of its critical software systems, infrastructure systems, manufacturing systems, security systems and office equipment, (2) developing contingency plans for all critical systems, (3) reviewing insurance, regulatory and legal implications as they relate to the year 2000 and (4) determining the year 2000 compliance status of the Company's key suppliers and customers. Costs to address Y2K issues have approximated $1,000.

         As of the date of this filing, the Company has not incurred any significant business interruptions as a result of Y2K issues. No key suppliers or customers have reported any issues related to year 2000 that might cause an adverse affect on business operations.

         Though the Company is unaware of any Y2K issues, the Company cannot make assurances that such issues will not arise, subsequent to this filing date, which may have a significant negative impact on results of operations and financial condition. However, in the event of a Y2K failure of a critical system, contingency plans developed prior to year 2000 will be implemented to reduce and manage the risk to our business and customers.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Stockholders' Meeting held on December 7, 1999, the Company's stockholders voted on the following matters:

1. Election of two directors of the Company;
2. The ratification of selection of independent accountants; and
3. Such other business as may properly come before the meeting (none).

         The tabulation of votes provided by the Inspector of Election was as follows:

         Proposal                                             Voting Tabulation
         --------                                             -----------------

1. ELECTION OF DIRECTORS

          Nominee                           For               Withhold/Against
          -------                           ---               ----------------

      Peter R. Formanek                   64,530,385               536,540
      Herman Morris, Jr.                  64,514,235               552,690

   OTHER DIRECTORS WHOSE TERM OF OFFICE CONTINUES

   F. Folsom Bell
   Larry D. Fredricks
   Richard G. Hansen
   L. R. Jalenak, Jr.
   Michael J. Jandernoa

                                          For          Against        Abstain
                                          ---          -------        -------
2. RATIFICATION OF SELECTION OF
   BDO SEIDMAN, LLP                    64,808,871      121,635        136,419

Item 5.  Other Information

         On December 7, 1999, the Company entered into a one-year consulting agreement to provide strategic and other business services with F. Folsom Bell, a director. The contract is effective January 1, 2000 through December 31, 2000. Under the terms of the contract, the anticipated annual consulting fee is $240, payable monthly.

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

                  10(g) Consulting Agreement, dated December 7, 1999, between Registrant and F. Folsom Bell.

                  27            Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company filed a form 8-K on November 2, 1999 that
              announced the following organization changes at the executive officer level:

                  Richard G. Hansen, President and Chief Operating Officer,
              retired effective November 1, 1999. Hansen came out of retirement to aid the Company's transition to a new enterprise software system. He will remain on the Company's Board of Directors.

                  John T. Hendrickson was named Executive Vice President and
              Chief Operations Officer. He is responsible for domestic manufacturing and packaging, engineering, distribution, materials management, customer service and human resources.

                  The responsibilities of Mark P. Olesnavage, President of
              Customer Business Development, were expanded to include the Company's international business while continuing to manage domestic sales, marketing, business development and technical affairs functions.

                  The Company filed a form 8-K on December 16, 1999 that
              announced the election by shareholders of Herman Morris, Jr. as a new director of the Company for a three-year term expiring on the date of the Annual Meeting in 2002. Morris is President and Chief Executive Officer of Memphis Light, Gas and Water Division.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           PERRIGO COMPANY
                                     -------------------------
                                             (Registrant)





Date: February 9, 2000               /s/Michael J. Jandernoa
      -------------------            ------------------------
                                     Michael J. Jandernoa
                                     Chairman of the Board, President and
                                       Chief Executive Officer






Date: February 9, 2000               /s/Douglas R. Schrank
      --------------------           ----------------------
                                     Douglas R. Schrank
                                     Executive Vice President and
                                       Chief Financial Officer