Form 10-Q
period 2000-04-01
PERRIGO CO
filed 2000-04-26
CIK 820096

]                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                                    ---------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: APRIL 1, 2000

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

                                    YES X   NO
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                            OUTSTANDING AT
    CLASS OF COMMON STOCK                                   APRIL 24, 2000
    ---------------------                                 -----------------
         WITHOUT PAR                                      73,368,848 SHARES

                        PERRIGO COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated statements of income -- For the
         quarter and year-to-date ended April 1, 2000 and
         April 3, 1999                                                       3

         Condensed consolidated balance sheets-- April 1, 2000
         and July 3, 1999                                                    4

         Condensed consolidated statements of cash flows-- For the
         year-to-date ended April 1, 2000 and April 3, 1999                  5

         Notes to condensed consolidated financial statements--
         April 1, 2000                                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10

Item 3.  Quantitative and Qualitative Disclosures About Market Risks        14


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   15


SIGNATURES                                                                  17

                                PERRIGO COMPANY
                       CONDENSED CONSOLIDATED STATEMENTS
                                   OF INCOME
                        (in thousands, except per share
                                    amounts)
                                  (Unaudited)


                                    Third Quarter              Year-To-Date
                               ----------------------    ----------------------
                               April 1,      April 3,    April 1,      April 3,
                                 2000         1999         2000          1999
                                 ----         ----         ----          ----

Net sales                      $181,494     $251,426     $588,105     $689,845
Cost of sales                   144,698      193,563      452,669      542,382
                               --------     --------     --------     --------
Gross profit                     36,796       57,863      135,436      147,463
                               --------     --------     --------     --------

Operating expenses
  Distribution                    4,087        9,658       12,624       26,376
  Research and development        2,799        3,525       10,192       10,982
  Selling and administrative     19,923       25,375       65,792       90,383
  Unusual litigation                 --        1,954           --        3,628
                               --------     --------     --------     --------
                                 26,809       40,512       88,608      131,369
                               --------     --------     --------     --------

          Operating income        9,987       17,351       46,828       16,094
   Interest and other, net           10        3,001        4,521        9,038
                               --------     --------     --------     --------

Income before income taxes        9,977       14,350       42,307        7,056
        Income tax expense        3,602        4,638       14,943        2,597
                               --------     --------     --------     --------

                Net income     $  6,375     $  9,712     $ 27,364     $  4,459
                               ========     ========     ========     ========


  Basic earnings per share     $   0.09     $   0.13     $   0.37     $   0.06
                               ========     ========     ========     ========


Diluted earnings per share     $   0.09     $   0.13     $   0.37     $   0.06
                               ========     ========     ========     ========


     See accompanying notes to condensed consolidated financial statements.

                                              PERRIGO COMPANY
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (in thousands)

                                                                        April 1,             July 3,
                                                                          2000                 1999
                                                                      ------------        ------------
       ASSETS                                                          (Unaudited)
Current assets
Cash and cash equivalents                                            $         883       $       1,695
Accounts receivable, net of allowances of $3,877 and
     $3,281, respectively                                                   96,139              89,123
   Inventories                                                             139,147             197,437
   Prepaid expenses and other current assets                                12,749               7,811
   Current deferred income taxes                                            15,600              33,476
   Assets held for sale                                                     19,430              53,045
                                                                     --------------      --------------
          Total current assets                                             283,948             382,587

Property and equipment                                                     335,638             325,444
   Less accumulated depreciation                                           141,402             125,782
                                                                     --------------      --------------
                                                                           194,236             199,662

Goodwill, net of accumulated amortization of $10,972 and
     $10,121, respectively                                                  18,482              19,334
Other                                                                       10,215              14,275
                                                                     --------------      --------------
                                                                     $     506,881       $     615,858
                                                                     ==============      ==============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                  $      46,840       $      68,240
   Notes payable                                                             7,470               6,694
   Payrolls and related taxes                                               14,001              18,166
   Accrued expenses                                                         29,005              34,787
   Income taxes                                                              3,364               4,983
   Current installments on long-term debt                                        -                 300
                                                                     --------------      --------------
          Total current liabilities                                        100,680             133,170

Deferred income taxes                                                       18,600              14,674
Long-term debt, less current installments                                   26,900             135,026
Minority interest                                                              849                 569

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
     none issued                                                                 -                   -
   Common stock, without par value, 200,000 shares authorized,
     73,369 and 73,301 issued, respectively                                102,164             102,030
   Unearned compensation                                                      (68)                (53)
   Accumulated other comprehensive income                                      386                 436
   Retained earnings                                                       257,370             230,006
                                                                     --------------      --------------
          Total shareholders' equity                                       359,852             332,419
                                                                     --------------      --------------
                                                                     $     506,881       $     615,858
                                                                     ==============      ==============


                         See accompanying notes to condensed consolidated financial statements.



                                PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                               Year-To-Date
                                                               ------------
                                                           April 1,   April 3,
                                                             2000       1999
                                                          ---------   --------
Cash Flows From Operating Activities:
  Net income                                              $  27,364   $  4,459
  Depreciation and amortization                              16,987     16,458
  Write-off of Russian investment                                --     14,177
                                                          ---------   --------
                                                             44,351     35,094

  Accounts receivable                                        (7,220)   (49,142)
  Inventories                                                58,290    (25,369)
  Current and deferred income taxes                          14,359      1,862
  Change in long-term licensing agreements                    3,110     (8,700)
  Assets held for sale                                        2,429     (2,020)
  Accounts payable                                          (21,400)    12,626
  Other                                                      (7,845)       553
                                                          ---------   --------
    Net cash from (for) operating activities                 86,074    (35,096)
                                                          ---------   --------

Cash Flows From (For) Investing Activities:
  Additions to property and equipment                       (10,634)   (28,071)
  Proceeds from sale of assets held for sale                 31,186         --
  Other                                                          --     (6,667)
                                                          ---------   --------

Net cash from (for) investing activities                     20,552    (34,738)
                                                          ---------   --------
Cash Flows (For) From Financing Activities:
  Borrowings of long-term debt, net                              --     83,108
  Repayment of long-term debt, net                         (108,126)        --
  Borrowings of short-term debt, net                            476      1,486
  Issuance of common stock                                      134         84
  Repurchase of common stock                                     --    (14,820)
  Other                                                          78         --
                                                          ---------   --------
    Net cash (for) from financing activities               (107,438)    69,858
                                                          ---------   --------

Net Increase (Decrease) in Cash and Cash Equivalents           (812)        24
Cash  and Cash Equivalents, at Beginning of Period            1,695      1,496
                                                          ---------   --------
Cash and Cash Equivalents, at End of Period               $     883   $  1,520
                                                          =========   ========

Supplemental Disclosures of Cash Flow Information:
Interest paid                                             $   4,598   $  6,459
Income taxes paid                                         $     764   $    299


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000

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

     Operating results for the quarter and year-to-date ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1999. See Note D regarding the inclusion of personal care operations for the periods presented.

EARNINGS PER SHARE

     A reconciliation of the numerators and denominators used in the "basic" and "diluted" Earnings per Share ("EPS") calculations follows:


                                               Third Quarter           Year-To-Date
                                          --------------------    --------------------
                                          April 1,    April 3,    April 1,    April 3,
                                            2000       1999         2000        1999
                                            ----       ----         ----        ----
Numerator:
Net income used for both "basic"
  and "diluted" EPS calculation           $ 6,375     $ 9,712     $27,364     $ 4,459
                                          =======     =======     =======     =======

Denominator:
Weighted average shares outstanding
  for the period - used for "basic"
  EPS calculation                          73,367      73,265      73,347      73,662
Dilutive effect of stock options              170         254         184         295
                                          -------     -------     -------     -------
Weighted average shares outstanding
  for the period - used for "diluted"
  EPS calculation                          73,537      73,519      73,531      73,957
                                          =======     =======     =======     =======


COMPREHENSIVE INCOME

     Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:


                                                                        Third Quarter                Year-To-Date
                                                                   ----------------------      ----------------------
                                                                   April 1,      April 3,      April 1,      April 3,
                                                                      2000          1999          2000           1999
                                                                      ----          ----          ----           ----
Net income                                                         $  6,375      $  9,712      $ 27,364      $  4,459

Other comprehensive income:
  Unrealized holding gains (losses) on securities                       672        (1,921)        1,286        (1,921)
  Reclassification adjustment for gains realized in net income       (1,286)         --          (1,286)         --
                                                                   --------      --------      --------      --------
     Net unrealized gains (losses) on investments                      (614)       (1,921)         --          (1,921)

  Foreign currency translation adjustments                               (2)          (99)          (50)          (99)
                                                                   --------      --------      --------      --------

Comprehensive income                                               $  5,759      $  7,692      $ 27,314      $  2,439
                                                                   ========      ========      ========      ========

     For the first half of fiscal year 1999 the Company treated the Mexican economy as highly inflationary. Accordingly, the translation impacts were reported as a component of income and losses during these periods. Subsequent to January 2, 1999, the Mexican economy was not considered highly inflationary. Accordingly, the translation impacts are included as a component of comprehensive income.

NOTE B - INVENTORIES

     The components of inventories consist of the following:

                                       April 1,                July 3,
                                         2000                    1999
                                         ----                    ----

     Finished goods                   $  59,176               $  85,267
     Work in process                     54,262                  79,104
     Raw materials                       25,709                  33,066
                                       --------                --------
                                       $139,147                $197,437
                                        =======                 =======

NOTE C - LONG-TERM BORROWING AND CREDIT ARRANGEMENTS

     In connection with the sale of the personal care business, the Company paid off its obligation of $1,440 to the Industrial Development Board of Rutherford County, Tennessee in the first quarter of fiscal year 2000.

NOTE D - RESTRUCTURING COSTS

     The personal care business was sold in August 1999. Proceeds from the sale were $32,200 including funds held in escrow, and are subject to post-closing adjustment. No gain or loss was recorded for this sale in fiscal year 2000. Fiscal year 2000 reflects one month of the personal care business. Net sales for the personal care business were zero and $50,536 for the third quarter of fiscal year 2000 and 1999, respectively. Net sales for the personal care business were $17,778 and $143,620 for year-to-date fiscal year 2000 and 1999, respectively. The Company does not maintain operating income information by its main product lines; however, based on the incremental approach, the Company estimates that the pre-tax operating income was zero and $5,000 for the third quarter of fiscal year 2000 and 1999, respectively. Estimated pre-tax operating income was $1,000 and $2,000 for the year-to-date fiscal year 2000 and 1999, respectively. Included in pre-tax operating income is the effect of suspending personal care depreciation of zero and $1,500 for the third quarter of fiscal year 2000 and 1999, respectively. The effect of suspending personal care depreciation was $700 and $4,700 for year-to-date fiscal year 2000 and 1999, respectively.

     For year-to-date fiscal year 2000, $1,807 was paid primarily related to professional fees and transitional costs associated with the sale of the personal care business. These costs were charged against a reserve established in fiscal year 1998. The 1998 restructuring reserve balance was $363 and $2,170 at April 1, 2000 and July 3, 1999, respectively.

     Assets held for sale decreased to $19,430 at April 1, 2000 primarily due to the sale of the personal care business and the change in the underlying assets during the first three quarters of fiscal year 2000. Assets held for sale at April 1, 2000 is comprised of the LaVergne, Tennessee logistics facility. While the Company continues to operate the LaVergne, Tennessee logistics facility, the Company has the ability to remove the facility from its operations with no effect on continuing operations. The buyer of the personal care business is operating out of this facility under a two-year lease agreement. The Company intends to sell this facility and has been actively seeking a buyer since the close of fiscal year 1998. As a part of the 1998 restructuring, in fiscal year 1998 the Company wrote the assets down to their estimated fair value less cost to sell and included the net assets in the assets held for sale classification on the balance sheet. The effect of suspending depreciation on this facility was $210 and $240 for the third quarter of fiscal year 2000 and 1999, respectively. The effect of suspending depreciation on this facility was $640 and $600 for year-to-date fiscal year 2000 and fiscal year 1999, respectively.

     For year-to-date fiscal year 2000, $2,045 was paid primarily for severance and outplacement costs related to the 1999 restructuring. These costs were charged against a reserve established in fiscal year 1999. The 1999 restructuring reserve balance was $410 and $2,455 at April 1, 2000 and July 3, 1999, respectively.

     The restructuring charges as described above are detailed in the following table:

                                        1998 Restructuring   1999 Restructuring
                                         Professional Fees     Severance and
                                      And Transitional Costs    Outplacement
                                      ----------------------    ------------
     Balance at July 3, 1999                 $2,170                $2,455
     Reductions/Charges                       1,807                 2,045
                                             ------                ------
     Balance at April 1, 2000                $  363                $  410
                                             ======                ======

NOTE E - COMMITMENTS AND CONTINGENCIES

     In July 1994 the Company was served a "summons with notice" alleging breach of fiduciary duties by its officers in connection with their purchase of the Company from the former owner in April 1988. In February 1995 a complaint was filed seeking unspecified damages. In June 1998 the United States District Court for the Western District of Michigan dismissed, at the close of the plaintiff's case, the action filed by the former owner. In July 1998 the former owner filed an appeal. In March 2000 the Company entered into a settlement agreement with the former owner that resulted in the dismissal of the lawsuit and the withdrawal of all pending appeals thus ending any further action against the Company. No payment or financial compensation was required of either party. The effect of the settlement was to leave in place the Court's original order dismissing the plaintiff's case.

     In August 1999 the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violations of antitrust laws. In March 2000 the Company entered into a settlement agreement with one minor defendant providing for a payment to the Company of an immaterial amount.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          THIRD QUARTER AND YEAR-TO-DATE FOR FISCAL YEARS 2000 AND 1999

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEARS 2000 AND 1999
-------------------------------------------

RESULTS OF OPERATIONS

     The Company's net sales decreased by $69,932 or 27.8% to $181,494 during the third quarter of fiscal year 2000, from $251,426 during the third quarter of fiscal year 1999. The decrease was primarily due to the sale of the personal care business. Excluding the effect of the personal care business, net sales decreased by $19,396 or 9.7% during the third quarter of fiscal year 2000 to $181,494 from $200,890 during the third quarter of fiscal year 1999. Higher sales in the third quarter of fiscal year 1999 resulted primarily from the shipment of a backlog of orders due to the implementation of a new software system in the first quarter of fiscal year 1999 as well as the timing of the cough/cold/flu season. The decrease in the third quarter of fiscal year 2000 was partially offset by sales to existing customers of new products such as the nicotine transdermal system patch for smoking cessation, an OTC pharmaceutical product.

     Gross profit decreased $21,067 during the third quarter of fiscal year 2000 compared to the same period of fiscal year 1999. The gross profit percent to net sales was 20.3% for the third quarter of fiscal year 2000 compared to 23.0% for the same period of fiscal year 1999. Excluding the personal care business, gross profit decreased $9,452 during the third quarter of fiscal year 2000 compared to the same period of fiscal year 1999 and gross profit percent to net sales decreased to 20.3% for the third quarter of fiscal year 2000 compared to 23.0% for the same period of fiscal year 1999. Gross margin for the third quarter of fiscal year 2000 was negatively impacted by higher than anticipated inventory obsolescence expense of approximately $7,000 related to inventory built in anticipation of the Company's conversion to a new software system in fiscal year 1999. The Company believes the valuation of its inventory adequately covers obsolescence related to inventory on hand at April 1, 2000. Gross margin was also negatively impacted by lower than normal production levels as the Company reduced inventory. Approximately $4,000 of production costs were under-absorbed due to the low production levels and were expensed during the quarter. Gross margin for the third quarter of fiscal year 1999 was negatively impacted by outsourcing costs incurred to meet customer service requirements and high obsolescence expense.

     Operating expenses decreased $13,703 or 33.8% during the third quarter of fiscal year 2000 compared to the same period in fiscal year 1999. Operating expenses as a percentage of net sales were 14.8% for the third quarter of fiscal year 2000 compared to 16.1% for the same period of fiscal year 1999. Operating expenses consist of distribution, research and development, selling and administrative and unusual litigation expenses. Distribution expenses decreased $5,571 or 57.7% from the third quarter of fiscal year 1999 primarily due to the sale of the personal care business. Distribution expenses were also favorably impacted in the third quarter of fiscal year 2000 by fewer expedited shipments and lower warehousing costs as the Company benefited from its shift from leased warehouses to its owned warehouse in Allegan, Michigan.

Research and development expenses were 1.5% of net sales for the third quarter of fiscal year 2000 compared to 1.4% for the same period of fiscal year 1999. Selling and administrative expenses decreased $5,452 or 21.5% from the third quarter of fiscal year 1999 primarily due to the sale of the personal care business. Selling and administrative expense as a percentage of net sales was 11.0% in the third quarter of fiscal year 2000 compared to 10.1% of net sales for the same period in fiscal year 1999. Unusual litigation costs were zero and $1,954 for the third quarter of fiscal year 2000 and 1999, respectively.

     Interest and other, net decreased $2,991 from the third quarter of fiscal year 1999. Interest expense decreased $1,520 to $1,676 during the third quarter of fiscal year 2000 compared to $3,196 for the same period in fiscal year 1999 due primarily to lower levels of borrowing. Other income was $1,666 for the third quarter of fiscal year 2000 compared to other income of $195 for the same period in fiscal year 1999. The increase in other income was primarily due to the gain of $1,300 on the sale of an investment classified as available-for-sale.

     The effective tax rate was 36.1% for the third quarter of fiscal year 2000 compared to 32.3% for the same period in fiscal year 1999.


YEAR-TO-DATE FOR FISCAL YEARS 2000 AND 1999
-------------------------------------------

RESTRUCTURING UPDATE

     The personal care business was sold in August 1999. Proceeds from the sale were $32,200 including funds held in escrow, and are subject to post-closing adjustment. No gain or loss was recorded for this sale in fiscal year 2000. Fiscal year 2000 reflects one month of the personal care business. Net sales for the personal care business were zero and $50,536 for the third quarter of fiscal year 2000 and 1999, respectively. Net sales for the personal care business were $17,778 and $143,620 for year-to-date fiscal year 2000 and 1999, respectively. The Company does not maintain operating income information by its main product lines; however, based on the incremental approach, the Company estimates that the pre-tax operating income was zero and $5,000 for the third quarter of fiscal year 2000 and 1999, respectively. Estimated pre-tax operating income was $1,000 and $2,000 for the year-to-date fiscal year 2000 and 1999, respectively. Included in pre-tax operating income is the effect of suspending personal care depreciation of zero and $1,500 for the third quarter of fiscal year 2000 and 1999, respectively. The effect of suspending personal care depreciation was $700 and $4,700 for year-to-date fiscal year 2000 and 1999, respectively.

     For year-to-date fiscal year 2000, $1,807 was paid primarily related to professional fees and transitional costs associated with the sale of the personal care business. These costs were charged against a reserve established in fiscal year 1998. The 1998 restructuring reserve balance was $363 and $2,170 at April 1, 2000 and July 3, 1999, respectively.

     Assets held for sale decreased to $19,430 at April 1, 2000 primarily due to the sale of the personal care business and the change in the underlying assets during the first three quarters of fiscal year 2000. Assets held for sale at April 1, 2000 is comprised of the LaVergne, Tennessee logistics facility. While the Company continues to operate the LaVergne, Tennessee logistics facility, the Company has the ability to remove the facility from its operations with no effect on continuing operations. The buyer of the personal care business is operating out of this facility under a two-year lease agreement. The Company intends to sell this facility and has been actively seeking a buyer since the close of fiscal year 1998. As a part of the 1998 restructuring, in fiscal year 1998 the Company wrote the assets down to their estimated fair value less cost to sell and included the net assets in the assets held for sale classification on the balance sheet. The effect of suspending depreciation on this facility was $210 and $240 for the third quarter of fiscal year 2000 and 1999, respectively. The effect of suspending depreciation on this facility was $640 and $600 for year-to-date fiscal year 2000 and fiscal year 1999, respectively.

     For year-to-date fiscal year 2000, $2,045 was paid primarily for severance and outplacement costs related to the 1999 restructuring. These costs were charged against a reserve established in fiscal year 1999. The 1999 restructuring reserve balance was $410 and $2,455 at April 1, 2000 and July 3, 1999, respectively.

RESULTS OF OPERATIONS

     The Company's net sales decreased $101,740 or 14.7% to $588,105 for year-to-date fiscal year 2000, from $689,845 for year-to-date fiscal year 1999. The decrease was primarily due to the sale of the personal care business. Excluding the effect of personal care, net sales increased $24,102 or 4.4% to $570,327 for year-to-date fiscal year 2000 compared to $546,225 for the same period of fiscal year 1999. The increase was primarily due to an increase in sales to existing customers of new products such as the nicotine transdermal system patch for smoking cessation, an OTC pharmaceutical product, an increase in sales of existing vitamin products to existing customers as well as an increase in international sales, partially offset by a decrease in sales of analgesic products.

     During the first quarter of fiscal year 1999, the Company wrote off inventory of $1,663, accounts and notes receivable of $10,874 and the balance of its Russian investment of $1,640 for a total of $14,177 due to the collapse of the Russian economy. The inventory amount is included in cost of sales; the accounts and notes receivable amount is included in selling and administrative expense; and the investment amount is included in other income and expense. The discussion below related to gross profit, operating expenses and interest and other, net excludes the effect of these charges.

     Gross profit decreased $10,364 or 7.1% for year-to-date fiscal year 2000 compared to the same period of fiscal year 1999. The gross profit percentage for year-to-date fiscal year 2000 was 23.0% compared to 21.1% for the same period of fiscal year 1999. Excluding the effect of the personal care business, the gross profit percent to net sales was 23.3% and 23.0% for fiscal years 2000 and 1999, respectively. Fiscal year 2000 was negatively impacted by higher than anticipated inventory obsolescence expense related to inventory built in anticipation of the Company's conversion to a new software system in fiscal year 1999. The Company believes the valuation of its inventory adequately covers obsolescence related to inventory on hand at April 1, 2000. Gross margin was negatively impacted by lower than normal production levels as we reduced inventory resulting in under-absorbed production costs that were expensed during the year. Increased costs to comply with FDA regulations also negatively impacted gross margin. Fiscal year 1999 was negatively impacted by inefficiencies resulting from the Company's conversion to a new software system and outsourcing costs incurred to meet customer service demand.

     Operating expenses decreased $31,887 for year-to-date fiscal year 2000 compared to the same period of fiscal year 1999. Operating expenses, as a percentage of net sales, were 15.1% for year-to-date fiscal year 2000 compared to 17.5% for the same period of fiscal year 1999. Operating expenses consist of distribution, research and development, selling and administrative and unusual litigation expenses. Distribution expenses decreased $13,752 or 52.1% for the year-to-date fiscal year 2000 due primarily to the sale of the personal care business. Distribution expenses were also favorably impacted by fewer expedited shipments and lower warehousing costs as the Company benefits from its shift from a leased warehouse to its owned warehouse in Allegan, Michigan. Distribution expense, as a percentage of net sales, was 2.1% for year-to-date fiscal year 2000 compared to 3.8% for the same period of fiscal year 1999. Research and development expense, as a percentage of net sales, was 1.7% for year-to-date fiscal year 2000 compared to 1.6% for the same period of fiscal year 1999. Selling and administrative expense decreased $13,717 or 17.3% for year-to-date fiscal year 2000, primarily due to the sale of the personal care business and lower salaries and wages resulting from the workforce reduction plan announced in fiscal year 1999. Selling and administrative expense was 11.2% of net sales for year-to-date fiscal year 2000 compared to 11.5% of net sales for the same period fiscal year 1999. Unusual litigation costs were zero and $3,628 for year-to-date fiscal year 2000 and 1999, respectively.

     Interest and other, net decreased $2,877 for year-to-date fiscal year 2000. Interest expense decreased $1,678 to $6,491 for year-to-date fiscal year 2000 compared to $8,169 for the year-to-date fiscal year 1999 primarily due to lower levels of borrowing. Other income was $1,970 for year-to-date fiscal year 2000 compared to other income of $771 for the same period of fiscal year 1999. The increase in other income was primarily due to the gain of $1,300 on the sale of an investment classified as available-for-sale.

     The effective tax rate was 35.3% for year-to-date fiscal year 2000 compared to 36.8% for the same period of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

     For year-to-date fiscal year 2000, working capital decreased $66,149 and cash flow from operating activities was $86,074. Accounts receivable increased $7,220. Inventories decreased $58,290 primarily due to inventory reduction initiatives. Current and deferred income taxes decreased $14,359 primarily due to the recognition of timing differences related to the sale of personal care and the write-off of the Russian investment. Accounts payable decreased $21,400, primarily due to lower production levels and inventory reduction initiatives.

     Capital expenditures were $10,634 for year-to-date fiscal year 2000. Capital expenditures for fiscal year 2000 are anticipated to be approximately $15,000 to $20,000 primarily for normal equipment replacement and productivity enhancements to equipment.

     The personal care business was sold during the first quarter of fiscal year 2000. The proceeds received from the sale during the first quarter were $31,186 and were used to fund operations and reduce debt as noted below.

     Long-term debt decreased $108,126 for year-to-date fiscal year 2000 as the Company paid down on its $200,000 unsecured revolving credit facility. At April 1, 2000 the Company had $173,100 available on this facility.

YEAR 2000 READINESS DISCLOSURE

     As of the date of this filing, the Company has not incurred any significant business interruptions as a result of Y2K issues. Costs to address Y2K issues have approximated $1,000. No key suppliers or customers have reported any issues related to year 2000 that might cause an adverse affect on business operations.

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

              10(g) Consulting Agreement, dated December 7, 1999, between Registrant and F. Folsom Bell, incorporated by reference from the Registrant's Form 10-Q filed on February 9, 2000.

              10(h) Employment Agreement, Restricted Stock Agreement, Contingent Restricted Stock Agreement, and Noncompetition and Nondisclosure Agreement, dated April 19, 2000, between Registrant and David T. Gibbons.

              27    Financial Data Schedule

     (b)      Reports on Form 8-K

                   The Company filed a form 8-K on January 5, 2000 that named
              Douglas R. Schrank Executive Vice President and Chief Financial Officer. Mr. Schrank joins the Company from M. A. Hanna Company where he most recently served as President of its Hanna Color subsidiary.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               PERRIGO COMPANY
                                          -------------------------
                                                 (Registrant)





Date: April 25, 2000                       /s/ Michael J. Jandernoa
     ---------------------------          --------------------------------------
                                            Michael J. Jandernoa
                                            Chairman of the Board, President and
                                            Chief Executive Officer






Date: April 25, 2000                       /s/ Douglas R. Schrank
     ----------------------------         --------------------------------------
                                            Douglas R. Schrank
                                            Executive Vice President and
                                            Chief Financial Officer