Form 10-K405
period 2000-07-01
PERRIGO CO
filed 2000-09-06
CIK 820096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K 405

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 1, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19725

                                 PERRIGO COMPANY
             (Exact name of registrant as specified in its charter)


         Michigan                                     38-2799573
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         515 Eastern Avenue                               49010
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on August 28, 2000 as reported on the NASDAQ National Market System, was approximately $374,157,096. Shares of common stock held by each executive officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of August 28, 2000 the registrant had outstanding 73,508,095 shares of common stock.

      Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting on October 31, 2000 are incorporated by reference into Part III.

                                     PART I.

Item 1.  Business of the Company. (Dollar amounts in thousands)

GENERAL

         Perrigo Company (the "Company"), established in 1887, is the nation's largest manufacturer of store brand over-the-counter ("OTC")(non-prescription) pharmaceutical products and also manufactures store brand nutritional products. Store brand products are sold under a retailer's own label and compete with nationally advertised brand name products. The Company attributes its leadership position in the store brand market to its comprehensive product assortment and to its commitment to product quality, customer service, retailer marketing support and low cost production.

         The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as Albertson's, CVS, Kmart, Kroger, Target, Walgreens and Wal-Mart and major wholesalers such as Fleming, McKesson and Super Valu.

         The Company operates in one reportable business segment, store brand health care, and markets a broad line of products that are comparable in quality and effectiveness to national brand products. These products include OTC pharmaceuticals such as analgesics, cough and cold remedies, antacids, laxatives, feminine hygiene, suppositories and smoking cessation; and nutritional products such as synthetic and natural vitamins, herbals, nutritional drinks and diet aids. The cost to the customer of a store brand product is significantly lower than that of a nationally advertised brand name product. The customer therefore can price a store brand product below the competing national brand product while still realizing a higher profit margin. Generally, the retailers') dollar profit per unit of store brand product sold is higher than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a quality product at a price below a comparable national brand product.

         The Company currently manufactures and markets certain products under its own brand names Good Sense(R), Daily Source(R) and Herbal Source(R) and also markets products under the brand name Swan(R) through a license agreement. The Company also manufactures products under contract for marketers of national brand products.

         The Company's principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan 49010 and its telephone number is (616) 673-8451. The Company operates primarily through three wholly-owned domestic subsidiaries, L. Perrigo Company, Perrigo Company of South Carolina, Inc., and Perrigo International, Inc.; three wholly-owned foreign subsidiaries, Perrigo de Mexico S.A. de C.V., Nippon Perrigo, K.K. and Perrigo do Brasil Ltda.; and one majority-owned foreign subsidiary, Quimica y Farmacia, S.A. de C.V. As used herein, the "Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

SIGNIFICANT DEVELOPMENTS DURING FISCAL YEAR 2000

         During fiscal year 2000, several changes were made in the executive management of the Company. David T. Gibbons, a former Rubbermaid and 3M executive, was elected President, Chief Executive Officer and a director of the Company. Michael J. Jandernoa, who served as Chief Executive Officer since 1986, remained Chairman of the Board. Douglas R. Schrank was named Executive Vice President and Chief Financial Officer. Mr. Schrank joined the Company from M. A. Hanna Company where he was most recently President of its Hanna Color subsidiary. John T. Hendrickson was named Executive Vice President, Operations. Mr. Hendrickson was most recently the Company's Vice President of Operations. Effective September 1, 2000, F. Folsom Bell joined the Company as Executive Vice President, Business Development. Mr. Bell most recently served in a consulting capacity to the Company and has been a member of the Board of Directors since 1981.

         In fiscal year 1998, the Company announced its intention to divest the personal care business. The personal care business was sold in August 1999. Proceeds from the sale were $32,200, including funds held in escrow. The LaVergne, Tennessee logistics facility was not included in this sale and is reported as an asset held for sale at July 1, 2000. See Item 7 for a further discussion of the 1998 restructuring.

         A significant lawsuit was settled in favor of the Company during the year. The lawsuit was originally filed in 1994 by the Company's former owner and related to the purchase of the Company in 1988. The lawsuit was dismissed in June 1998. The former owner filed an appeal in July 1998. Pursuant to a settlement agreement entered into in March 2000, the lawsuit was dismissed and all pending appeals were withdrawn. The effect of the settlement was to leave in place the Court's original order dismissing the plaintiff's case.

         The Company entered into settlement agreements with certain defendants in relation to a civil antitrust lawsuit against a group of vitamin raw material suppliers. Pursuant to the settlement agreements, the Company received an aggregate payment of $4,154, net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. See Item 3 for a further discussion of legal proceedings.

         The Company realized sales from several new products including an OTC nicotine transdermal system patch for adult use as an aid to smoking cessation. This is a new category for the Company with the product manufactured and supplied through a third party agreement. Other significant new product launches included an antacid comparable to the branded product Zantac 75(R), extra strength calcium antacid tablets, tussin honey cough syrup, gelatin powder and glucosamine complex tablets.

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

                     PRODUCT QUALITY AND PRODUCT ASSORTMENT

         The Company offers a comprehensive product assortment in order to fill customers' needs while minimizing their product sourcing costs.

         The Company is committed to providing a high-quality product to the customer. Substantially, all products are developed using ingredients, formulas and processes comparable to those of national brand products. Packaging is designed to make the product visually appealing to the consumer. High quality standards are maintained throughout all phases of production, warehousing and distribution.

         The Company is dedicated to developing and marketing new store brand products before the competition. As a result, the Company has a research and development staff that management believes is one of the most experienced in the industry at developing national brand equivalent products. This staff also responds to changes in existing national brand products by reformulating comparable existing Company products. In the OTC pharmaceutical market, many new products are the result of changes in product status from "prescription only"
(Rx) to "over-the-counter" (non-prescription). These "Rx switch" products require approval by the Federal Drug Administration ("FDA") through its abbreviated New Drug Application ("ANDA") process. In order to accelerate the approval process, the Company uses both internal research and strategic product development agreements with outside sources.

                                LOW COST SUPPLIER

         The Company continually strives to improve its manufacturing capabilities and technology in order to provide the manufacturing flexibility necessary to meet its customers' changing needs and maintain a low cost supplier position. Productivity and efficiency improvements are encouraged by sharing related cost savings with employees through formalized employee gain-sharing programs that share productivity improvements with operating employees. Education of the work force and a team approach provide employees with the skills to generate and implement programs designed to increase the Company's productivity and efficiency, to improve quality and to better serve customers.

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

BUSINESS SEGMENT

         The Company had three operating segments in fiscal year 2000 as defined by the accounting pronouncement Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". These segments were OTC pharmaceuticals, nutritional and personal care products. The personal care business was sold in August 1999 and information related to its assets, sales and operating income is found in the Restructuring section of Item 7. The OTC pharmaceuticals and nutritional product segments have been aggregated into one reportable segment because their operating processes, types of customers, distribution methods, regulatory environment and expected long-term financial performance are very similar. See Note A to the consolidated financial statements included in Item 8 for further information related to business segments.

PRODUCTS

         The Company currently markets approximately 1,200 store brand products to approximately 370 customers. The Company includes as separate products multiple sizes, flavors and product forms of certain products. The Company has a leading market share in certain of its products in the store brand market.

         During fiscal year 2000, approximately $55 million of the Company's net sales were attributable to new products added to the Company's product lines within the past two fiscal years.

         The Company manufactures and markets certain products under its own brand names Good Sense(R), Daily Source(R) and Herbal Source(R) and also markets products under the brand name Swan(R) through a license agreement. Net sales of these products were approximately 3% to 5% of the Company's net sales for fiscal years 2000, 1999 and 1998.

         The following table illustrates net sales for the Company's two product lines from fiscal year 1996 through fiscal year 2000. The personal care business, which was sold in August 1999, is excluded from this table. See Note K to the consolidated financial statements.


                                         NET SALES BY PRODUCT LINE
                                                FISCAL YEAR
                           ----------------------------------------------------
                             2000       1999       1998       1997       1996
                           --------   --------   --------   --------   --------
OTC Pharmaceuticals.....   $585,193   $553,471   $536,328   $526,541   $474,551
Nutritional ............    135,584    133,693    151,709    110,408     89,808
                           --------   --------   --------   --------   --------
                           $720,777   $687,164   $688,037   $636,949   $564,359
                           ========   ========   ========   ========   ========

         Listed below are the major product categories under which the Company markets products for store brand labels. Also listed are the names of certain national brands against which the Company's products compete.


PRODUCT CATEGORIES                         COMPARABLE NATIONAL BRANDS
------------------                         --------------------------
Cough/Cold                                 Afrin(R), Benadryl(R), Dimetapp(R), NyQuil(R), PediaCare(R),
                                           Robitussin(R), Sudafed(R), Tavist(R), Triaminic(R), Tylenol(R)

Analgesics                                 Advil(R), Aleve(R), Bayer(R), Excedrin(R), Motrin(R), Tylenol(R)

Antacids                                   Alka-Seltzer(R), Imodium A-D(R), Maalox(R), Mylanta(R),
                                           Pepto Bismol(R), Tagamet HB(R), Tums(R), Zantac 75(R)

Feminine Hygiene/Test Kits/Sleep Aids/     Monistat(R) 3, Monistat(R) 7, e.p.t.(R), Unisom(R),
Hemorrhoidal Remedies/ Hair Restoration/   Preparation H(R), Rogaine(R)
Smoking Cessation

Laxatives                                  Correctol(R), Ex-Lax(R), Fibercon(R), Metamucil(R), Phillips(R),
                                           Senokot(R)

Vitamins/Nutritional Supplements           Centrum(R), Flintstones(R), One-A-Day(R), Caltrate(R),
                                           Citracal(R), Garlique(R), Ginkoba(R), Ginsana(R)

Nutritional Drinks                         Ensure(R)

RESEARCH AND DEVELOPMENT

         Research and development is a key component of the Company's business strategy. The Company focuses on developing store brand products comparable in formulation, quality and effectiveness to existing national brand products. As part of the product development process, the Company reviews for any potential patent infringement and develops alternative formulations so as not to infringe on any patent.

         The Company has been granted FDA approval to manufacture and distribute products such as children's ibuprofen oral suspension and drops, loperamide hydrochloride, minoxidil and pseudoephedrine hydrochloride extended-release, products comparable to the national brands Children's Motrin(R), Imodium A-D(R), Rogaine(R) and Sudafed(R) 12 Hour, respectively.

         The Company has obtained the rights to distribute, through use of strategic alliance agreements, products such as Dayhist-D and DiBromm, products comparable to the national brands Tavist-D(R) and Dimetapp(R), respectively.

         The Company estimates that products for which marketing exclusivity is expiring through the year 2003 represent a substantial potential market. The Company actively pursues all avenues to offer store brand equivalents of these products; however, there can be no assurance that it will be successful in obtaining approval to distribute additional products.

         The Company spent $16.3 million, $14.9 million and $15.9 million for research and development during fiscal years 2000, 1999 and 1998, respectively. The Company anticipates that research and development expenditures as a percent of net sales will increase in the foreseeable future.

SALES AND MARKETING

         The Company employs its own sales force to service larger customers and uses industry brokers for some smaller retailers. Sales and field marketing employees are assigned to specific customers in order to understand and work most effectively with the customer. They assist in the development of in-store marketing programs (described below) and optimize communication of customers" needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the labels of Good Sense(R) and Swan(R).

         The Company has no material long-term contracts with customers. Wal-Mart accounted for 26%, 24% and 24% of net sales for fiscal years 2000, 1999 and 1998, respectively. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's operating results and financial position. Such a change is not anticipated in the foreseeable future. No other customer accounted for more than 10% of net sales.

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

MANUFACTURING AND DISTRIBUTION

         The Company has nine manufacturing facilities, which occupied approximately 1.5 million square feet at July 1, 2000. The Company sold its Smyrna, Tennessee manufacturing facility in August 1999 as part of the sale of the personal care business. The Company supplements its production capabilities with the purchase of product from outside sources and will continue to do so in the future. During fiscal year 2000, the nutritional facility generally operated at between 60% and 90% of capacity and the OTC pharmaceutical facilities generally operated at between 70% and 90% of capacity. The Company aggressively explores opportunities to utilize available capacities, such as contract manufacturing for national brands.

         The Company's manufacturing operations are designed to allow low cost production of a wide variety of products of different quantities, sizes and packaging while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and reduced cycle times allow the Company to respond quickly to changes in manufacturing schedules.

         The Company has five regional logistics facilities across the United States and two logistics facilities in Mexico that occupied approximately 1.5 million square feet at July 1, 2000. The LaVergne, Tennessee logistics facility primarily serves the personal care business and is intended to be sold in fiscal year 2001. The buyer of the personal care business is currently operating out of this facility under a lease that expires in August 2001. Both contract freight and common carriers are used to deliver products.

COMPETITION

         The market for store brand OTC pharmaceutical and nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. The Company believes it competes favorably in all of these areas.

         The Company's direct competition in store brand products consists primarily of independent, privately owned companies and is highly fragmented in terms of both geographic market coverage and product categories. The Company is the nation's largest manufacturer of store brand OTC pharmaceutical products. The Company competes in the nutritional area with companies with broader product lines and larger sales volumes.

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

MATERIALS SOURCING

         Raw materials and packaging supplies are generally available from multiple suppliers. Certain component and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic or other factors. The Company has historically been able to react rapidly to situations that require alternate sourcing. The Company has good, cooperative working relationships with its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to the volume of purchases.

TRADEMARKS AND PATENTS

         The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent, or group of trademarks or patents.

SEASONALITY

         The Company's sales are subject to seasonality, primarily with regard to the timing of the cough/cold/flu season, which generally runs from September through March. In addition, historically, the Company's sales of cough/cold/flu products have varied from year to year based in large part on the strength and length of the cough/cold/flu season. Total retail sales for cough/cold/flu products (both national brands and store brands) in fiscal year 2000 were lower than fiscal year 1999, due to a sharp fall-off from the peak cough/cold/flu season occurring in January. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu products, there can be no assurance that the Company's future sales of those products will necessarily follow historical patterns.

PRODUCT LIABILITY

         Over the last ten years the aggregate amount paid in settlement of liability claims has not been material, and the Company is unaware of any suits that would exceed its insurance limits. The Company believes that its product liability coverage is adequate to cover anticipated lawsuits.

ENVIRONMENTAL

         The Company is subject to various Federal, state and local environmental laws and regulations. The Company believes that the costs for complying with such laws and regulations will not be material to the business of the Company. The Company does not have any material remediation liabilities outstanding.

GOVERNMENT REGULATION

         The manufacturing, processing, formulation, packaging, labeling, testing, advertising and sale of the Company's products are subject to regulation by one or more United States agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Drug Enforcement Administration ("DEA") and the Consumer Product Safety Commission ("CPSC"), as well as by foreign agencies. Various agencies of the states and localities in which the Company's products are sold also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines promulgated by voluntary standard organizations, such as the United States Pharmacopoeia Convention, Inc. ("USP"). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

Food and Drug Administration

         The FDA exercises authority over three aspects of the Company's business: (i) the labeling and marketing of monograph OTC, abbreviated New Drug Application ("ANDA"), and monograph OTC pharmaceutical drug products, (ii) the labeling and marketing of dietary supplements, and (iii) the operation of its manufacturing, testing and packaging facilities.

OTC Pharmaceuticals

         The majority of the Company's OTC pharmaceuticals are regulated under the OTC Monograph System with respect to their recognized safety and effectiveness profiles and are subject to certain FDA regulations. FDA regulations cover well-known ingredients and specify, among other things, permitted claims, required warnings and precautions, allowable combinations of ingredients and dosage levels. Products governed by these regulations require no prior approval of the FDA before they are marketed, only compliance with the applicable regulation. Regulations may change from time to time, requiring formulation, packaging or labeling changes for an affected product. While these changes may cause the Company to incur costs to comply with them, changes generally have a delayed effective date, and disruption of distribution or material obsolescence of inventory due to any changes is not likely.

         The Company also markets products that have switched from prescription to over-the-counter status. These Rx-to-OTC switch products require approval by the FDA through its ANDA process before they can be distributed. Based on current FDA regulations, all chemistry, manufacturing and control issues, bioequivalency and labeling related to these products are controlled by the information included in the ANDAs. The ANDA process generally reduces the time and expense related to FDA approval since a comparable product was approved when it was originally introduced as a prescription product. For approval, the Company must demonstrate that the product is equivalent to a product that has previously been approved by the FDA and that the manufacturing process and other requirements meet FDA standards. This approval process may require that bioequivalence and/or efficacy studies be performed using a small number of volunteers in a controlled clinical environment. Approval time is generally one to four years from the date of submission of the application. Changes to the approved ANDAs and, therefore, changes to these products, are governed by specific regulations and guidelines that determine when changes, if approved by the FDA, can be implemented.

         The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act) can give a three-year period of marketing exclusivity to a company that obtains FDA approval of an Rx-to-OTC switch product. Unless the Company establishes relationships with the companies having exclusive marketing rights, the Company's ability to market Rx-to-OTC switch products and offer its customers products comparable to the national brand products would be delayed until the expiration of the exclusivity granted to the company initiating the switch. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company will obtain the approvals to market Rx-to-OTC switch products or, alternatively, that the Company would be able to obtain these products from other manufacturers.

         Under the FDA Modernization Act of 1997, the FDA changed its policy regarding market exclusivity for Rx-to-OTC switch products for use in the pediatric population. In general, this legislation and the FDA policy change may extend the patent and/or exclusivity terms granted to certain products up to 1 year. This policy change will, in certain instances, defer sales by the Company of these products.

         If the Company is first to file its ANDA, the FDA may grant a 180-day exclusivity for that product. During the ANDA approval process, patent certification is required and may result in legal action. The legal action would not result in material damages. The Company would, however, incur the cost of defending the legal action, and that action could delay those products from the marketplace for up to 30 months. If the Company is not first to file its ANDA, the FDA may grant a 180-day exclusivity to another company, therefore effectively delaying launch of the Company's product.

         The Company is also subject to the requirements of the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine. While certain of the Company's OTC pharmaceutical products contain pseudoephedrine and phenylpropanolamine, none of the Company's products contain ephedrine, a chemical compound that is distinct from pseudoephedrine. Pseudoephedrine and phenylpropanolamine are common ingredients in decongestant products manufactured by the Company and other pharmaceutical companies. The Company believes that its products are in compliance with all applicable DEA requirements.

Dietary Supplements

         The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994 and amends the Federal Food, Drug and Cosmetic Act to (i) define dietary supplements, (ii) expand the number of new dietary supplement ingredients, (iii) permit "structure/function" statements for all vitamin, mineral and natural products, including herbal products and other nutritional supplements, and (iv) permit the use of certain published literature in the sale of vitamin products. Dietary supplements are regulated as food products under DSHEA, and the FDA is prohibited from regulating the dietary ingredients in supplements as food additives, or the supplements as drugs, unless the FDA interprets these claims as drug claims.

         DSHEA provides for specific nutritional labeling requirements for dietary supplements. The latest FDA labeling regulations were effective March 23, 1999. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling. In addition, DSHEA authorizes the FDA to promulgate current good manufacturing practices ("cGMP") specific to the manufacture of dietary supplements, to be modeled after cGMP for food. The FDA has proposed amendments to the cGMP for dietary supplements. Although the Company cannot predict the final cGMP, it believes the changes will have minimal impact on its business.

         On January 6, 2000, the FDA published a Final Rule regarding statements made in dietary supplement labeling. These statements cannot state expressly or implicitly that a dietary supplement has any effect on a disease. Since the passage of DSHEA, the FDA has wavered on its definition of disease. This Final Rule clarifies the FDA's definition of a disease. In addition, the Final Rule opens up statements from several OTC drug monographs for use on dietary supplements (e.g., relief of occasional sleeplessness). This gives the industry a new level of freedom in marketing dietary supplements and providing information to consumers about the use of dietary supplements. Effective January 31, 2000, the Center for Food Safety and Applied Nutrition ("CFSAN") combined the former Office of Food Labeling and the former Office of Special Nutritionals into a single entity now known as the Office of Nutritional Products, Labeling and Dietary Supplements. The merger of the two offices will maximize the resources that, in many cases, were previously working on overlapping issues.

         The Company cannot determine what effect the FDA's future regulations, when and if promulgated, will have on its business. Future regulations could, however, among other things, require expanded documentation of the properties of certain products, or scientific substantiation regarding ingredients, product claims or safety. In addition, the Company cannot predict whether new legislation regulating the Company's activities will be enacted, or what effect any legislation would have on the Company's business.

Manufacturing and Packaging

         All facilities where dietary supplements and pharmaceuticals are manufactured, tested, packed, warehoused, or sold must comply with the FDA manufacturing standards applicable to the type of product. All of the Company's products are manufactured, tested, packaged and distributed according to the cGMP. The FDA performs periodic audits to ensure that the Company's facilities remain in compliance with the cGMP regulations. The failure of a facility to be in compliance may lead to a breach of representations made to private label customers or to regulatory action against the products made in that facility, including seizure, injunction or recall.

         The Company has received a Warning Letter from the FDA relating to manufacturing issues identified during FDA inspections of the Company's Allegan, Michigan facilities. The Company has met with the FDA to discuss these issues and is implementing remedial actions at the facilities. Until the issues identified in the Warning Letter are resolved to the satisfaction of the FDA, the Company's pending ANDA approvals may be subject to delay. The Company cannot predict when its remedial actions will resolve the FDA's concerns or whether the FDA will take any further action. However, the Company believes that it will be able to correct the cited deficiencies within a time period that will avoid any material impact from a delay in obtaining the approvals on its pending ANDAs.

Consumer Product Safety Commission

         The CPSC has authority, under the Poison Prevention Packaging Act, to designate those products, including vitamin products and OTC pharmaceuticals that require child resistant closures to help reduce the incidence of poisonings. The CPSC has adopted regulations requiring numerous OTC pharmaceuticals and iron-containing dietary supplements to have these closures, and has adopted rules on the testing of these closures by both children and adults. The Company, working with its packaging suppliers, believes that it is in compliance with all CPSC requirements.

Federal Trade Commission

         The FTC exercises primary jurisdiction over the advertising and other promotional practices of dietary supplements and OTC pharmaceuticals marketers, and works with the FDA regarding the advertising and promotional practices of marketers of dietary supplements. The FTC has historically applied a different standard to health-related claims than the FDA. The FTC enforcement policy uses FDA regulations as a baseline and permits nutrient content descriptions that are reasonable synonyms of FDA-permitted terms as well as qualified health claims not approved by FDA where adequate substantiation exists.

State Regulation

         All states regulate foods and drugs under local laws that parallel federal statutes. Because the Nutritional Labeling Education Act ("NLEA") gives states the authority to enforce many labeling prohibitions of the Federal Food, Drug, and Cosmetic Act after notification to the FDA, the Company and other dietary supplement manufacturers may be subject to increasing state scrutiny for NLEA compliance, as well as increasing FDA review. The Company is also subject to California Proposition 65 and other state consumer health and safety regulations that could have a potential impact on the Company's business if any of the Company's products were ever found not in compliance. The Company is not engaged in any governmental enforcement or other regulatory actions and is not aware of any products that are not in compliance with California Proposition 65 and other similar state regulations.

United States Pharmacopoeia Convention

         The USP is a non-governmental, voluntary standard-setting organization. Its drug standards are incorporated by reference into the Federal Food, Drug, and Cosmetic Act as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most OTC pharmaceuticals. The FDA requires USP compliance as part of cGMP.

         The USP has adopted standards for vitamin and mineral dietary supplements that are codified in the USP Monographs and the USP Manufacturing Practices. These standards cover composition (nutrient ingredient potency and combinations), disintegration, dissolution, manufacturing practices and testing requirements. While USP standards for vitamin and mineral dietary supplements are voluntary, and not incorporated into federal law, customers of the Company may demand that products supplied to them meet these standards. Label claims of compliance with the USP may expose a company to FDA scrutiny for those claims. In addition, the FDA may in the future require compliance, or such a requirement may be included in new dietary supplement legislation. All of the Company's vitamin products (excluding certain nutritional supplements products for which no USP standards have been adopted) are formulated to comply with existing USP standards and are so labeled.

Foreign Regulation

         The Company manufacturers, packages and distributes generic Rx pharmaceuticals, OTC pharmaceuticals and nutritional products in Mexico. The manufacturing, processing, formulation, packaging, labeling, advertising and sale of these products are subject to regulation by one or more Mexican agencies, including the Health Ministry, the Commercial and Industrial Secretariat, the Federal Work's Secretariat, the Environmental Natural Resources and Fishing Secretariat, the Federal Environmental Protection Ministry and the Treasury and Public Credit Secretariat and its Customs Government department.

         The Company exports OTC pharmaceutical and nutritional products to foreign countries including Mexico and Canada. Government regulations for exporting these products are covered under the U.S. FDA Export Law as well as each individual country's requirement for importation of such products. Each country requires approval of such products through a registration process by that country's Minister of Health. These registrations govern the process, formula, packaging, testing, labeling, advertising and sale of the Company's products and regulate what is required and what may be represented to the public on labeling and promotional material. Foreign Ministers of Health approval for the sale of the Company's products may be subject to delays despite the Company's best efforts.

EMPLOYEES

         As of July 1, 2000, the Company employed 3,542 permanent and temporary employees, of whom 858 were engaged in executive or administrative positions; and 2,684 were engaged in production, warehousing and distribution. At July 1, 2000, approximately 181 persons were employed on a temporary or seasonal basis. Management considers its relations with its employees to be good. The Company has not been a party to a collective bargaining agreement in the United States. There are 664 employees in Mexico, of which 246 are covered by a collective bargaining agreement.

Item 2.  Properties.

         As of July 1, 2000, the Company owned or leased the following primary facilities:


                                                                Approximate
     Location                          Type of Facility         Square Feet   Leased or Owned
     --------                          ----------------         -----------   ---------------
Allegan, Michigan                 Manufacturing (4 locations)     986,400          Owned
Greenville, South Carolina        Manufacturing                   169,600          Owned
Holland, Michigan                 Manufacturing                   120,000          Owned
Ramos Arizpe, Mexico              Manufacturing (2 locations)     111,800          Owned
Montague, Michigan                Manufacturing                    84,000          Owned
Allegan, Michigan                 Logistics                       517,000          Owned
LaVergne, Tennessee               Logistics                       517,000          Owned (1)
Cranbury, New Jersey              Logistics                        60,000          Leased
Fontana, California               Logistics                       207,000          Leased
Greenville, South Carolina        Logistics                       145,000          Leased
Mexico City, Mexico               Logistics                        27,000          Leased
Puebla, Mexico                    Logistics                         2,600          Leased
Guadalajara, Mexico               Logistics                         9,700          Leased
Allegan, Michigan                 Offices and Company Store       246,000          Leased
Monterrey, Mexico                 Offices                           9,700          Leased
Ramos Arizpe, Mexico              Offices (2 locations)            15,600          Owned

(1) This facility primarily serves the personal care business and is intended to be sold in fiscal year 2001. The buyer of the personal care business is currently operating out of this logistics facility under a lease that expires in August 2001.

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

         In March 2000, the Company entered into a settlement agreement with the plaintiff dismissing the lawsuit and withdrawing all pending appeals thus ending any further action against the Company. No payment or financial compensation was required of either party. The effect of the settlement was to leave in place the Court's original order dismissing the plaintiff's case.

         On August 4, 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violation of antitrust laws. The case is proceeding to trial and discovery has commenced. The Company entered into settlement agreements with certain defendants resulting in an aggregate payment to the Company of $4,154, net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. The Company can make no prediction as to the outcome of the litigation with the remaining defendants.

Item 4.  Submission of Matters to a Vote of Security Holders.


         No matter was submitted to the vote of security holders during the fourth quarter of fiscal year 2000.

Additional Item.                    Executive Officers of the Registrant.

         The executive officers of the Company and their ages and positions as of August 28, 2000 were:


             NAME                       AGE                   POSITION
             ----                       ---                   --------
F. Folsom Bell..................        58      Executive Vice President, Business Development
                                                 (Effective September 1, 2000)
David T. Gibbons................        56      President and Chief Executive Officer
John T. Hendrickson.............        37      Executive Vice President, Operations
Mark P. Olesnavage..............        47      Executive Vice President, Sales, Marketing and
                                                 Scientific Affairs
Douglas R. Schrank..............        52      Executive Vice President and Chief Financial Officer

         Mr. Bell was named Executive Vice President, Business Development, effective September 1, 2000. He has served in a consulting capacity to the Company since January 2000. Mr. Bell has been a member of the Board of Directors since 1981. He was the Chairman, President and Chief Executive Officer of Thermo-Serv, Inc., from July 1989 to September 1999.

         Mr. Gibbons was elected President, Chief Executive Officer and a director of the Company in April 2000. Previously, Mr. Gibbons served as President of Rubbermaid Europe from 1997 to 1999 and President of Rubbermaid Home Products from 1995 to 1997. Prior to joining Rubbermaid, he served in various management, sales and marketing capacities with 3M Company from 1968 to 1995.

         Mr. Hendrickson was named Executive Vice President, Operations, in October 1999. He served as Vice President of Operations from October 1997 to October 1999 and Vice President of Customer Service from October 1996 to October 1997. Previously, he had been Director of Engineering of the Company since 1993. Prior to 1989, Mr. Hendrickson was in research management for five years at Procter & Gamble Company.

         Mr. Olesnavage was named Executive Vice President, Sales, Marketing and Scientific Affairs in August 2000. He served as President of Customer Business Development from June 1995 to August 2000. He served as President of the OTC pharmaceutical operations from February 1994 to June 1995. He served as Vice President of Pharmaceutical Business Development from July 1992 to January 1993 and as Vice President-Marketing from June 1987 to July 1992. Previously he had been Director of Marketing of the Company since 1981. He is a member of the Board of Directors of the Generic Pharmaceutical Industry Association and also is a member of the Board of Directors of the Consumer Healthcare Products Association.

         Mr. Schrank was named Executive Vice President and Chief Financial Officer in January 2000. Mr. Schrank was President of M. A. Hanna Company's Hanna Color subsidiary from 1998 to 1999, Senior Vice President of the Plastics Division from 1995 to 1998 and Vice President and Chief Financial Officer from 1993 to 1995. From 1977 to 1993, Mr. Schrank served in senior-level financial, administrative and sales positions at Sealy Corporation, Eyelab, Inc., and Pillsbury Company.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock was first quoted and began trading on the Nasdaq National Market System on December 17, 1991 under the symbol "PRGO".

         Set forth below are the high and low prices for the Company's common stock as reported on the Nasdaq National Market System for the last eight quarters:


Fiscal Year Ended July 1, 2000:                               High                      Low
------------------------------                                ----                      ---
First Quarter                                                 $9                        $7-3/8
Second Quarter                                                $8-13/16                  $7-1/16
Third Quarter                                                 $9-7/16                   $6-25/32
Fourth Quarter                                                $7-9/16                   $5

Fiscal Year Ended July 3, 1999:                               High                      Low
------------------------------                                ----                      ---
First Quarter                                                 $10-1/4                   $7-27/32
Second Quarter                                                $10-1/8                   $7-3/16
Third Quarter                                                 $9-7/8                    $7
Fourth Quarter                                                $9-11/16                  $7-1/8

         The number of record holders of the Company's common stock as of August 28, 2000 was 1,685.

         Historically, the Company has not paid dividends on its common stock and has no present intention of paying dividends. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Company's Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant. While the Company's credit agreement does not prohibit the Company from paying dividends, the future payment of dividends could be restricted by financial maintenance covenants contained in the credit agreement.

Item 6.    Selected Financial Data

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. The consolidated statement of income data set forth below with respect to the fiscal years ended July 1, 2000, July 3, 1999 and June 30, 1998 and the consolidated balance sheet data at July 1, 2000 and July 3, 1999 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 30, 1997 and 1996 and the consolidated balance sheet data for the Company at June 30, 1998, 1997 and 1996 are derived from audited consolidated financial statements of the Company not included in this report. The statement of income data reflects one month of personal care operations for fiscal year 2000 and an entire year of operations for the remaining fiscal years.


                                                                         FISCAL YEAR
                                                 ------------------------------------------------------------
                                                  2000(1)      1999(1)      1998(2)       1997         1996
                                                 ---------    ---------    ---------    ---------   ---------
                                                              (In thousands except per share amounts)
Statement of Income Data:
Net sales                                        $ 738,555    $ 877,587    $ 902,637    $ 844,591   $ 778,121
Cost of sales                                      583,314      691,893      670,775      615,720     574,806
                                                 ---------    ---------    ---------    ---------   ---------
Gross profit                                       155,241      185,694      231,862      228,871     203,315
Operating expenses
   Distribution                                     16,878       32,964       31,995       28,073      24,929
   Research and development                         16,314       14,867       15,942       13,651      10,445
   Selling and administrative                       89,676      117,623      113,584      103,104      88,629
   Restructuring and redesign                        1,048        6,160      122,529        5,503       4,491
   Unusual litigation                               (4,154)      (3,952)       9,585        6,367       6,600
                                                 ---------    ---------    ---------    ---------   ---------
                                                   119,762      167,662      293,635      156,698     135,094
                                                 ---------    ---------    ---------    ---------   ---------

Operating income (loss)                             35,479       18,032      (61,773)      72,173      68,221

Interest and other, net                              4,994       14,018        4,219        1,306       5,679
                                                 ---------    ---------    ---------    ---------   ---------

Income (loss) before income taxes                   30,485        4,014      (65,992)      70,867      62,542

Income tax expense (benefit)                        11,187        2,468      (14,356)      25,875      22,700
                                                 ---------    ---------    ---------    ---------   ---------

Net income (loss)                                $  19,298    $   1,546    $ (51,636)   $  44,992   $  39,842
                                                 =========    =========    =========    =========   =========

Basic earnings (loss) per share                  $    0.26    $    0.02    $   (0.69)   $    0.59   $    0.52

Diluted earnings (loss) per share                     0.26         0.02        (0.69)        0.58        0.52

Weighted average shares outstanding for the
   period - used for "basic" EPS calculation        73,370       73,707       75,302       76,522      76,224

Weighted average shares outstanding for the
   period - used for "diluted" EPS calculation      73,593       73,984       75,302       77,274      77,200


                                                                                            JUNE 30,
                                                    JULY 1,       JULY 3,     -----------------------------------
                                                    2000(1)       1999(1)      1998(2)        1997         1996
                                                   --------      --------     --------      --------     --------
                                                                           (In thousands)
Balance Sheet Data (end of period):
   Working capital                                 $154,725      $249,417     $230,934      $169,631     $166,929
   Property, plant and equipment, net               193,580       199,662      190,644       235,860      238,992
   Goodwill, net                                     18,199        19,334       20,741        40,834       42,961
   Total assets                                     486,064       615,858      595,861       568,377      549,395
   Long-term debt(3)                                   --         135,326       81,619         1,840       49,140
   Shareholders' equity                             351,760       332,419      345,078       425,875      381,160

----------------
(1) Includes the impact of a number of non-recurring items, which are more fully discussed in Note J to the consolidated financial statements included in
    Item 8.
(2) Includes the financial impact of the June 1998 restructuring discussed in more detail in Item 7. The pre-tax charge was $121,966, which amounted to $86,894 or $1.16 per share on an after-tax basis. Excluding the effects of the restructuring charge, net income would have been $35,258 or $.47 per share.
(3) Includes current installments.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

GENERAL

         The major categories in which the Company markets its products are analgesics, cough/cold, antacids and vitamins. According to Information Resources, Inc., a leader in providing syndicated data, the annual retail market for these categories is approximately $11 billion. The store brand industry commands approximately 24% of the retail market for these products. The Company estimates its share of the store brand industry to be approximately 50%.

         The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as Albertson's, CVS, Kmart, Kroger, Target, Walgreens, and Wal-Mart and major wholesalers such as Fleming, McKesson and Super Valu. In recent years, the retail industry has experienced several major consolidations. These consolidations have changed the competitive landscape in which the Company operates and increased pressure on customer pricing and gross profit.

                              RESULTS OF OPERATIONS
                           Dollar amounts in thousands

         The following table sets forth, for fiscal years 2000, 1999 and 1998, certain items from the Company's consolidated statements of income expressed as a percentage of net sales:


         ----------------------------------------------------------------------------------------------------
                                                                                  Fiscal Year
                                                                      ---------------------------------------
                                                                      2000            1999            1998
         ----------------------------------------------------------------------------------------------------
         Net sales                                                    100.0%          100.0%          100.0%
         Cost of sales                                                 79.0            78.8            74.3
                                                                     ------          ------          ------
         Gross profit                                                  21.0            21.2            25.7
                                                                     ------          ------          ------
         Operating expenses:
            Distribution                                                2.3             3.8             3.5
            Research and development                                    2.2             1.7             1.8
            Selling and administrative                                 12.2            13.4            12.6
            Restructuring and redesign                                  0.1             0.7            13.6
            Unusual litigation                                         (0.6)           (0.5)            1.0
                                                                    -------         -------         -------
                                                                       16.2            19.1            32.5
                                                                    -------         -------          ------
         Operating income (loss)                                        4.8             2.1            (6.8)
         Interest and other, net                                        0.7             1.6             0.5
                                                                    -------         -------         -------
         Income (loss) before income taxes                              4.1             0.5            (7.3)
         Income tax expense (benefit)                                   1.5             0.3            (1.6)
                                                                    -------         -------         -------
         Net income (loss)                                              2.6%            0.2%           (5.7)%
                                                                    =======         =======         =======
         ----------------------------------------------------------------------------------------------------

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

                                  RESTRUCTURING

         For fiscal years 2000, 1999 and 1998, the Company incurred restructuring and redesign charges primarily related to an intended divestiture, facilities closings and streamlining operations. Total restructuring charges were $1,048, $6,160 and $122,529 for fiscal years 2000, 1999 and 1998, respectively. The total restructuring reserve balance was $0, and $4,625 at July 1, 2000 and July 3, 1999, respectively. Assets held for sale related to the 1998 restructuring were $18,382 and $53,045 at July 1, 2000 and July 3, 1999, respectively.

UPDATE ON 1999 RESTRUCTURING

         In the fourth quarter of fiscal year 1999 the Company announced a workforce reduction plan that resulted from the Company's decision to divest its personal care business (see below) and efficiencies created by implementation of a new enterprise software system in the first quarter of fiscal year 1999. The plan included a combination of early retirements, normal attrition, redeployments and job eliminations, primarily for professional, managerial, administrative and support staff personnel located in the Company's corporate offices. A pre-tax charge and reserve of $2,615, which related to severance, postretirement and outplacement costs, were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". In the fourth quarter of fiscal year 1999, 23 people elected early retirement and 34 people were terminated. For fiscal year 2000, $2,455 was paid primarily for severance and outplacement costs related to the 1999 restructuring. These costs were charged against the reserve established in fiscal year 1999. The 1999 restructuring reserve balance was $0 and $2,455 at July 1, 2000 and July 3, 1999, respectively.

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

         In the fourth quarter of fiscal year 1999 the Company entered into an agreement in principle to sell the personal care business. In conjunction with that agreement, the Company recorded an additional net restructuring charge of $3,248. Also during fiscal year 1999, the Company expensed, as incurred, $297 of other restructuring costs in accordance with EITF 94-3.

         The Company completed the sale of the personal care business in fiscal year 2000. Proceeds from the sale were $32,200, including funds held in escrow. No gain or loss was recorded in fiscal year 2000 related to this sale. Fiscal year 2000 earnings reflect one month of the personal care business. Net sales for the personal care business were $17,778, $192,409 and $212,261 for fiscal years 2000, 1999 and 1998, respectively. The Company does not maintain operating income information by its main product lines, however, based on the incremental approach, the Company estimates that pre-tax operating income was approximately $1,000 for each of fiscal years 2000 and 1999 and pre-tax operating loss was $8,000 for fiscal year 1998 for the personal care business. Included in pre-tax operating income was the effect of suspending depreciation of approximately $700 and $7,200 for fiscal years 2000 and 1999, respectively.

         For fiscal year 2000, $2,170 was paid primarily related to professional fees and transitional costs associated with the sale of the personal care business. These costs were charged against a reserve established in fiscal year 1998. The 1998 restructuring balance was $0 and $2,170 at July 1, 2000 and July 3, 1999, respectively.

         Assets held for sale decreased to $18,382 at July 1, 2000 primarily due to the sale of the personal care business during fiscal year 2000. Assets held for sale at July 1, 2000 is comprised of the LaVergne, Tennessee logistics facility. In the fourth quarter of fiscal year 2000, the Company recorded a net restructuring charge of $1,048 to reflect its current net realizable value. The Company intends to sell this facility in fiscal year 2001. The effect of suspending depreciation on this facility was $850 and $830 for fiscal year 2000 and 1999, respectively.

                              RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         The Company's net sales decreased $139,032 or 15.8% to $738,555 for fiscal year 2000, from $877,587 for fiscal year 1999. The decrease was primarily due to the sale of the personal care business. Excluding the effect of personal care, net sales increased $33,613 or 4.9% to $720,777 for fiscal year 2000 compared to $687,164 for fiscal year 1999. The increase was primarily due to an increase in sales to existing customers of new products such as the nicotine transdermal system patch for smoking cessation, an OTC pharmaceutical product, an increase in sales of existing vitamin products to existing customers as well as an increase in international sales.

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

         Gross profit decreased $32,116 or 17.1% for fiscal year 2000 compared to fiscal year 1999. The gross profit percentage was 21.0% for fiscal year 2000 compared to 21.3% for fiscal year 1999. Excluding the effect of the personal care business, gross profit decreased $7,605 and the gross profit percent to net sales was 21.2% and 23.3% for fiscal years 2000 and 1999, respectively. Fiscal year 2000 gross profit was negatively impacted by higher than normal inventory obsolescence expense of $15,000, primarily related to inventory built both before and after the Company's conversion to its new software system in the first quarter of fiscal year 1999. The Company built inventory prior to the systems conversion in order to try to meet customer service requirements in the event of systems failure. The Company also built excesses of certain products after the systems conversion due to forecasting problems related to the new software system. In fiscal year 1999, the Company increased its inventory obsolescence reserves based on estimates of future sales to customers of products in inventory as of July 3, 1999. In fiscal year 2000, customer sales fell short of these estimates and the inventory expired, requiring the above noted charge for obsolescence expense. Gross margin was also negatively impacted by lower than normal production levels as the Company reduced inventory resulting in fixed production cost charges of $7,000 and increased costs to comply with FDA regulations. Fiscal year 1999 gross profit was negatively impacted by inefficiencies and high obsolescence resulting from the Company's conversion to the new software system and outsourcing costs incurred to meet customer service requirements. Gross profit in fiscal year 2001 is expected to be negatively impacted by retailer consolidations and increased regulatory compliance costs. The unusual obsolescence expenses and fixed production cost charges in fiscal year 2000 are not expected to recur.

         Operating expenses decreased $37,026 for fiscal year 2000 compared to fiscal year 1999. Operating expenses, as a percentage of net sales, were 16.2% for fiscal year 2000 compared to 17.9% for fiscal year 1999. Operating expenses consist of distribution, research and development, selling and administrative, restructuring and unusual litigation expenses. Distribution expenses decreased $16,086 or 48.8% for fiscal year 2000 due primarily to the sale of the personal care business. Distribution expense was also favorably impacted by fewer expedited shipments and lower warehousing costs as the Company benefits from its shift from leased warehouses to its owned warehouse in Allegan, Michigan. Distribution expense, as a percentage of net sales, was 2.3% for fiscal year 2000 compared to 3.8% for fiscal year 1999. Research and development expense, as a percentage of net sales, was 2.2% for fiscal year 2000 compared to 1.7% for fiscal year 1999. Research and development expenses increased due to the timing of expenses related to the development of new products and to the development of new internal manufacturing processes that are intended to streamline operations and reduce costs. Selling and administrative expense decreased $17,073 or 16.0% for fiscal year 2000, primarily due to the sale of the personal care business, lower salaries and wages and lower promotional expenses, partially offset by an increase in bad debt expense. Selling and administrative expense was 12.2% of net sales for fiscal year 2000 compared to 12.2% of net sales for fiscal year 1999. Restructuring and redesign expense was $1,048 and $6,160 for fiscal years 2000 and 1999, respectively. The Company recorded a charge of $1,048 in fiscal year 2000 to reflect the current net realizable value of the LaVergne, Tennessee logistics facility, which is intended to be sold in fiscal year 2001. The fiscal year 1999 expense consisted of $2,615 for the 1999 restructuring and $3,545 of additional write-offs and expenses related to the 1998 restructuring plan. See Note K to the consolidated financial statements. Unusual litigation income was $4,154 and $3,952 for fiscal year 2000 and 1999, respectively. Fiscal year 2000 includes a settlement payment of $4,154 related to a civil antitrust lawsuit. Fiscal year 1999 reflects an insurance reimbursement of $8,000, partially offset by $4,048 of charges related to certain unusual litigation. See Note I to the consolidated financial statements.

         Interest and other, net decreased $7,384 for fiscal year 2000. Interest expense decreased $3,341 to $7,141 for fiscal year 2000 compared to $10,482 for fiscal year 1999 primarily due to lower borrowing levels. Other income was $2,147 for fiscal year 2000 compared to other expense of $1,896 for fiscal year 1999. In fiscal year 2000, the Company recorded a gain of $1,300 on the sale of an investment classified as available-for-sale. In fiscal year 1999, the Company recorded a permanent impairment write-down of an investment in the amount of $2,621.

         The effective tax rate was 36.7% for fiscal year 2000 compared to 61.5% for fiscal year 1999. The fiscal year 1999 effective tax rate was negatively impacted by an investment impairment write-down discussed above, which is considered nondeductible for tax purposes.

FOURTH QUARTER - FISCAL YEAR 2000

         The Company's net sales decreased $37,292 or 19.9% to $150,450 during the fourth quarter of fiscal year 2000, from $187,742 during the fourth quarter of fiscal year 1999. The decrease was primarily due to the sale of the personal care business. Excluding the effect of the personal care business, net sales increased by $9,511 or 6.7% during the fourth quarter of fiscal year 2000 to $150,450 from $140,939 during the fourth quarter of fiscal year 1999. The increase in sales in the fourth quarter of fiscal year 2000 was primarily due to an increase in sales of existing analgesic and antacid products to existing customers, partially offset by a decrease in sales of vitamins and nicotine transdermal system patch. In the fourth quarter of fiscal year 1999, the nicotine transdermal system patch was launched as a new product resulting in higher sales due to initial stocking of the product at the retailer.

         Gross profit decreased $18,426 during the fourth quarter of fiscal year 2000 compared to the same period of fiscal year 1999. The gross profit percent to net sales was 13.2% and 20.4% for the fourth quarter of fiscal year 2000 and 1999, respectively. Excluding the personal care business, gross profit decreased $14,831 during the fourth quarter of fiscal year 2000 compared to the same period of fiscal year 1999 and the gross profit percent to net sales was 13.2% and 24.6% for the fourth quarter of fiscal year 2000 and 1999, respectively. Gross profit for the fourth quarter of fiscal year 2000 was negatively impacted by higher than normal inventory write-offs of $3,000 related to goods produced during the quarter, $2,000 of unusual obsolescence primarily related to the Company's conversion to its new software system as noted previously, inventory valuation charges of $5,500 to adjust inventory to a first-in first-out basis (whereby most recent costs are reflected in inventory) and a charge of $1,848 related to recent reduction in sales projections for a long-term licensing agreement. Gross profit for the fourth quarter of fiscal year 1999 was favorably impacted by $7,500 of inventory valuation adjustments to adjust inventory to a first-in first-out basis and $1,300 related to higher than normal production levels, partially offset by the negative impact of write-downs and provisions of $6,600 for inventory obsolescence.

         Operating expenses decreased $5,139 during the fourth quarter of fiscal year 2000 compared to the same period in fiscal year 1999. Operating expenses as a percentage of net sales were 20.7% for the fourth quarter of fiscal year 2000 compared to 19.3% for the same period of fiscal year 1999. Distribution expenses decreased $2,334 or 35.4% from the fourth quarter of fiscal year 1999 primarily due to the sale of the personal care business. Research and development expenses were 4.1% of net sales for the fourth quarter of fiscal year 2000 compared to 2.1% for the same period of fiscal year 1999. Research and development expenses increased due primarily to the timing of expenses related to the development of new products and to the development of new internal manufacturing processes that are intended to streamline operations and reduce costs. Selling and administrative expenses decreased $3,356 or 12.3% from the fourth quarter of fiscal year 1999. The decrease was due primarily to the sale of the personal care business, lower promotional expenses and lower salaries and wages, partially offset by an increase in bad debt expense of $2,500. Restructuring and redesign expenses were $1,048 and $6,160 for fiscal years 2000 and 1999, respectively. The Company recorded a charge of $1,048 to reflect the current net realizable value of the LaVergne, Tennessee logistics facility, which is intended to be sold in fiscal year 2001. The fiscal year 1999 expense consisted of $2,615 for the 1999 restructuring and $3,545 of additional write-offs and expenses related to the 1998 restructuring plan. Unusual litigation income was $4,154 and $7,580 for the fourth quarter of fiscal year 2000 and 1999, respectively. Fiscal year 2000 includes a settlement payment of $4,154 related to a civil antitrust lawsuit. Fiscal year 1999 reflects an insurance reimbursement of $8,000 partially offset by $420 of charges related to certain unusual litigation. See Note I to the consolidated financial statements.

         Interest and other, net decreased $4,507 from the fourth quarter of fiscal year 1999. Interest expense decreased $2,776 to $650 during the fourth quarter of fiscal year 2000 compared to $3,426 for the same period in fiscal year 1999 due primarily to lower levels of borrowing. Other income was $177 for the fourth quarter of fiscal year 2000 compared to other expense of $1,554 for the same period in fiscal year 1999. Other expense for the fourth quarter of fiscal year 1999 included a permanent impairment write-down of an investment in the amount of $2,621.

         The effective tax rate was 31.8% benefit for the fourth quarter of fiscal year 2000 compared to 4.2% benefit for the same period in fiscal year 1999. The effective tax rate for the fourth quarter of fiscal year 1999 was negatively impacted by the nondeductible investment impairment write-down previously discussed.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         The Company's net sales decreased by $25,050 or 2.8% to $877,587 for fiscal year 1999 from $902,637 for fiscal year 1998. The decrease was primarily due to decreases in sales of nutritional and personal care products partially offset by a modest increase in OTC and international pharmaceutical products. Sales for the Company's major product lines did not meet expectations primarily due to production and shipping inefficiencies created by the Company's conversion to a new enterprise software system in the first quarter of fiscal year 1999. Customer service was improved significantly during the second half of the year and the Company believes that there was no permanent loss of significant business due to this systems conversion. Also during fiscal year 1999, to improve customer service, the Company suspended production for smaller customers and lower volume products resulting in certain lost sales. This, in addition to the shipping inefficiencies created by the Company's conversion to the new software system as described above, resulted in lost sales of approximately $50,000 in fiscal year 1999.

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

         In the fourth quarter of fiscal year 1998, the Company recorded a restructuring charge in the amount of $121,966 related to its intention to divest its personal care business as noted above in the Restructuring section. In the fourth quarter of fiscal year 1999 the Company recorded an additional net restructuring charge of $3,248 related to these assets. Also during the fiscal year 1999, the Company expensed $297 of other restructuring costs in accordance with EITF 94-3. The discussion below related to operating expenses excludes the effects of these charges.

         Gross profit decreased $44,505 or 19.2% for fiscal year 1999 compared to fiscal year 1998. The gross profit percent to net sales for fiscal year 1999 was 21.3% compared to 25.7% for fiscal year 1998. The decrease in gross profit percentage was primarily due to inefficiencies related to the Company's conversion to its new software system and outsourcing costs incurred to meet customer service requirements.

         Operating expenses were 17.5% of net sales for fiscal year 1999 compared to 19.0% for fiscal year 1998. Distribution expenses increased $969 or 3% to $32,964 for fiscal year 1999 primarily due to increased expedited shipment costs related to the Company's conversion to a new software system partially offset by lower warehousing costs as the Company began to see benefits from its shift from leased warehouses to its owned warehouses in Allegan, Michigan and LaVergne, Tennessee. Distribution expenses were 3.8% of net sales for fiscal year 1999 compared to 3.5% for fiscal year 1998. Research and development expenses decreased $1,075 or 7% to $14,867 for fiscal year 1999 primarily due to the timing of expenses for the development of new products. Research and development expenses were 1.7% of net sales for fiscal year 1999 compared to 1.8% of net sales for fiscal year 1998. Selling and administrative expenses decreased $6,835 or 6% for fiscal year 1999 primarily due to reductions in sales, marketing and promotional expenses partially offset by an increase in MIS expenses related to the Company's new integrated software package. Selling and administrative expense was 12.2% of net sales for fiscal year 1999 compared to 12.6% of net sales for fiscal year 1998. Restructuring and redesign expenses were $6,160 for fiscal year 1999 compared to $122,529 for fiscal year 1998. The fiscal year 1999 expense consisted of $2,615 for the 1999 restructuring as described above and $3,545 of additional write-offs and expenses related to the 1998 restructuring plan to divest the personal care business. The fiscal year 1998 expense consisted of $121,966 for the 1998 restructuring as described above and $563 for the Company's business process redesign effort. Unusual litigation expenses decreased by $13,537 in fiscal year 1999 due to an insurance reimbursement of $8,000 and decreased litigation costs of $5,537 related to the litigation as described in Note I to the consolidated financial statements.

         Interest and other, net expense increased $9,409 to $12,378 for fiscal year 1999. Interest expense increased $8,333 to $10,482 for fiscal year 1999 from $2,149 for fiscal year 1998, primarily due to higher borrowing levels. Other expense increased from $820 in fiscal year 1998 to $1,896 in fiscal year 1999, primarily due to a permanent impairment write-down of an investment in the amount of $2,621 in the fourth quarter of fiscal year 1999. Excluding this charge, the Company had other income of $725 in fiscal year 1999, primarily due to a gain on the sale of certain assets unrelated to the 1998 restructuring.

         The effective tax rate was 61.5% in fiscal year 1999 compared to 21.8% benefit in fiscal year 1998. The fiscal year 1999 effective rate was negatively impacted by the investment impairment write-down discussed above, which is considered to be nondeductible for tax purposes. The fiscal year 1998 effective rate was negatively impacted by the nondeductible write-off of goodwill in the 1998 restructuring charge.

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

         Gross profit decreased $11,666 or 23% for the quarter. The gross profit percent to net sales for the quarter was 20.4% compared to 23.3% for the same period last year. The decrease is primarily due to increases in write-offs and provisions for inventory obsolescence. These inventory adjustments were made in the fourth quarter after sales fell short of expectations, resulting in obsolete and excess inventory.

         Operating expenses excluding the 1998 restructuring charges incurred in fiscal years 1999 and 1998 decreased $17,287 or 34% from the same period last year. Operating expenses were 17.6% of net sales for the quarter compared to 23.5% for the same period last year. Distribution expenses decreased $1,760 or 21% to $6,588 for fiscal year 1999 primarily due to lower warehousing costs as the Company began to see benefits from its shift from leased warehouses to its owned warehouses in Allegan, Michigan and LaVergne, Tennessee and lower freight costs. Distribution expenses were 3.5% of net sales for the quarter compared to 3.9% for the same quarter last year. Research and development expenses decreased $2,714 or 41% to $3,885 for the quarter primarily due to the timing of expenses for the development of new products. Research and development expenses were 2.1% of net sales for the quarter compared to 3.1% of net sales for the same period last year. Selling and administrative expenses decreased $3,945 or 13% for the quarter primarily due to reductions in sales, marketing and promotional expenses. Selling and administrative expense was 14.5% of net sales for both quarters. Fourth quarter restructuring and redesign expenses were $6,160 in fiscal year 1999 compared to $121,966 for fiscal year 1998. The fiscal year 1999 expense consisted of $2,615 for the 1999 restructuring as described above and $3,545 of additional write-offs and expenses relating to the 1998 restructuring plan to divest of the personal care business. The fourth quarter fiscal year 1998 expense primarily related to the planned divestiture of the personal care business. Unusual litigation expenses decreased by $11,810 in fiscal year 1999 due to an insurance reimbursement of $8,000 and decreased litigation costs of $3,810 related to the litigation as described in Note I to the consolidated financial statements.

         Interest and other, net expense increased $2,513 to $4,980 for the quarter. Interest expense increased $2,630 to $3,426 for the quarter from $796 for the same period last year primarily due to higher borrowing levels. Other expense increased $1,047 to $939 for the quarter primarily due to a permanent impairment write-down of an investment in the amount of $2,621 in the quarter. Excluding this charge, other income was $1,574 for the quarter compared to $108 for the same period last year.

         The effective tax rate was 4.2% benefit for the quarter compared to 28.9% benefit for the same period last year. The effective tax rate for the fiscal year 1999 fourth quarter was negatively impacted by the nondeductible investment impairment write-down previously discussed. The lower rate for the fourth quarter of fiscal year 1998 is primarily due to the nondeductible write-off of goodwill included in the restructuring charge.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During fiscal year 2000, working capital decreased $94,692 as the Company focused on reducing inventories and liquidating non-productive assets to reduce debt and strengthen the Company's net asset position. The decrease in assets held for sale of $34,663 and the related deferred income taxes of $18,960 was due to the divestiture of the personal care business. Inventory decreased $70,502 and accounts payable decreased $5,068 primarily due to the Company's inventory reduction initiatives. Accrued expenses decreased $10,682 due primarily to reductions in the restructuring reserves for actual payments made during the year. Income taxes decreased $12,624, primarily due to the sale of the personal care business.

         Cash flow from operating activities was $117,813. Net income was $19,298 and depreciation and amortization was $22,245. As noted above, inventories decreased $70,502, deferred taxes related to the personal care divestiture decreased $18,960, other deferred taxes decreased $8,181 and income taxes decreased $12,624 during the year.

         Cash flows from operations are expected to fund the Company's working capital requirements and capital expenditures in fiscal year 2001. Additionally, borrowings from the Company's line of credit are available, if required. The Company has historically evaluated acquisition opportunities and anticipates that such opportunities will continue to be identified and evaluated in fiscal year 2001.

         Capital expenditures for facilities and equipment were $14,364 for fiscal year 2000. These expenditures were primarily for normal equipment replacement and productivity enhancements to equipment. Capital expenditures are anticipated to be $25,000 to $30,000 in fiscal year 2001.

         Long-term debt decreased $135,326 during fiscal year 2000 as the Company paid off its unsecured revolving credit facility. The Company had no long-term debt at July 1, 2000 and had $175,000 available on its unsecured credit facility. See Note C to the consolidated financial statements for a description of the credit facility.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk.

         The Company has evaluated possible disclosures required under this item and has determined that no significant market, interest rate or foreign currency risk exists that would require disclosure.

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

Regulatory Environment

         Several United States and foreign agencies regulate the manufacturing, processing, formulation, packaging, labeling, advertising and sale of the Company's products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standard organizations. Should the Company fail to adequately conform to these regulations and guidelines, there may be a significant impact on the operating results of the Company. In particular, packaging or labeling changes mandated by the FDA can have a material impact on the results of operations of the Company. Required changes could be related to safety or effectiveness issues. With specific regard to safety, there have been instances within the Company's product categories in which evidence of product tampering has occurred resulting in a costly product recall. The Company believes that it has excellent relationships with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded. See "Government Regulation."

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

Competitive Issues

         The market for store brand OTC pharmaceutical and nutritional products is highly competitive. Store brand competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. National brand companies could choose to compete more directly by manufacturing store brand products or by lowering the prices of national brand products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of direct store brand competitors, and the impact of national brand companies lowering prices of their products or directly operating in the store brand market could have a material adverse impact on financial results. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

Customer Issues

         The Company's largest customer, Wal-Mart, currently comprises approximately 26% of total net sales. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's operating results and financial position.

         The impact of retailer consolidation could have an adverse impact on future sales growth. Should a large customer encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse impact on the Company's financial position or results of operation.

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

Patent and Trade Dress Issues

         The Company's ability to bring new products to market is limited by certain patent and trade dress factors including, but not limited to, the exclusivity periods awarded on products that have switched from prescription to over-the-counter status. The cost and time to develop these switch products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the Company's packaging of certain of its branded products could be the subject of legal actions regarding infringement. Although the Company designs its packaging to avoid infringing upon any proprietary rights of national brand marketers, there can be no assurance that the Company will not be subject to such legal actions in the future.

Effect of Research and Publicity on Nutritional Product Business

         The Company believes the growth experienced in the last several years by the nutritional products business is based largely on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamin and other nutritional products. There can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings. In the event of future unfavorable scientific results or media attention, the Company's sales of nutritional products could be materially adversely affected.

Dependence on Personnel

         The Company's future success will depend in large part upon its ability to attract and retain highly skilled research and development chemists (as noted above), management information specialists, operations, sales, marketing and managerial personnel. The Company does not have employment contracts with any key personnel other than David Gibbons, President and Chief Executive Officer. Should the Company not be able to attract or retain key qualified employees, future operating results may be adversely impacted.

Availability of Raw Materials

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

Capital Requirements and Liquidity

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

         The Company anticipates that cash flow from operations will substantially fund working capital and capital expenditures. Additionally, borrowings from the Company's line of credit are available, if required. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits have been significantly influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities. The Company's current capital structure, results of operations and cash flow needs could be materially impacted by acquisitions.

International Operations

         The Company sources certain key raw materials from foreign suppliers and is increasing its sales outside the United States. Additionally, the Company is investing in the development of its international business. The Company's primary markets currently are Mexico and Canada. The Company may have difficulty entering new international markets due to, for example, greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Sales to customers outside the United States and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic collapse, political instability, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Tax Rate Implication

         Income tax rate changes by governments and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates for future years. The anticipated growth of the Company's international business increases the likelihood of fluctuation occurring.

Interest Rate Implication

         The interest on the Company's line of credit facility is based on variable interest rate factors. The interest rates are established at the time of borrowing based upon the prime rate or the LIBOR rate, plus a factor, or at a rate based on an interest rate agreed upon between the Company and the Agent at the time the loan is made. Accordingly, interest expense is subject to variation due to the variability of these rates.

Item 8.  Financial Statements and Supplementary Data.

         Financial statements and supplementary data for the Company are on the following pages 28 through 47.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                      PAGE
                                                                                                      ----
Report of Independent Certified Public Accountants...................................................   29

Consolidated Statements of Income for fiscal years 2000,
  1999 and 1998......................................................................................   30

Consolidated Balance Sheets as of July 1, 2000 and July 3, 1999......................................   31

Consolidated Statements of Shareholders' Equity for fiscal years
  2000, 1999 and 1998  ..............................................................................   32

Consolidated Statements of Cash Flows for fiscal years 2000,
 1999 and 1998.......................................................................................   33

Notes to Consolidated Financial Statements...........................................................   34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Perrigo Company
Allegan, Michigan

         We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of July 1, 2000 and July 3, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries as of July 1, 2000 and July 3, 1999 and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2000 in conformity with generally accepted accounting principles.



By:  /s/ BDO Seidman, LLP
    -----------------------------
         BDO Seidman, LLP


Grand Rapids, Michigan
August 4, 2000

                                 PERRIGO COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                       Year Ended
                                          ------------------------------------
                                             2000          1999         1998
                                          ---------      --------    ---------
Net sales                                 $ 738,555      $877,587    $ 902,637
Cost of sales                               583,314       691,893      670,775
                                          ---------      --------    ---------
Gross profit                                155,241       185,694      231,862
                                          ---------      --------    ---------

Operating expenses
   Distribution                              16,878        32,964       31,995
   Research and development                  16,314        14,867       15,942
   Selling and administrative                89,676       117,623      113,584
   Restructuring and redesign                 1,048         6,160      122,529
   Unusual litigation                        (4,154)       (3,952)       9,585
                                          ---------      --------    ---------
                                            119,762       167,662      293,635
                                          ---------      --------    ---------

Operating income (loss)                      35,479        18,032      (61,773)

Interest and other, net                       4,994        14,018        4,219
                                          ---------      --------    ---------
Income (loss) before income taxes            30,485         4,014      (65,992)
Income tax expense (benefit)                 11,187         2,468      (14,356)
                                          ---------      --------    ---------
Net income (loss)                         $  19,298      $  1,546    $ (51,636)
                                          =========      ========    =========

Basic earnings (loss) per share           $    0.26      $   0.02    $   (0.69)
                                          =========      ========    =========

Diluted earnings (loss) per share         $    0.26      $   0.02    $   (0.69)
                                          =========      ========    =========



          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                              July 1,       July 3,
                   ASSETS                                                      2000          1999
                                                                            ----------     --------
       Current assets
          Cash and cash equivalents                                         $    7,055     $  1,695
          Accounts receivable, net of allowances
            of $5,997 and $3,281, respectively                                  88,217       89,123
          Inventories                                                          126,935      197,437
          Refundable income taxes                                               10,413         --
          Prepaid expenses and other current assets                              6,520        7,811
          Current deferred income taxes                                         11,123       33,476
          Assets held for sale                                                  18,382       53,045
                                                                            ----------     --------
                 Total current assets                                          268,645      382,587

       Property and equipment
          Land                                                                  12,018       12,004
          Buildings                                                            157,661      153,062
          Machinery and equipment                                              168,768      160,378
                                                                            ----------     --------
                                                                               338,447      325,444
          Less accumulated depreciation                                        144,867      125,782
                                                                            ----------     --------
                                                                               193,580      199,662

       Goodwill, net                                                            18,199       19,334
       Other                                                                     5,640       14,275
                                                                            ----------     --------
                                                                            $  486,064     $615,858
                                                                            ==========     ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities
          Accounts payable                                                  $   63,172     $ 68,240
          Notes payable                                                          8,884        6,694
          Payrolls and related taxes                                            14,987       18,166
          Accrued expenses                                                      24,105       34,787
          Income taxes                                                           2,772        4,983
          Current installments on long-term debt                                  --            300
                                                                            ----------     --------
                 Total current liabilities                                     113,920      133,170

       Deferred income taxes                                                    19,462       14,674
       Long-term debt, less current installments                                  --        135,026
       Minority interest                                                           922          569
       Shareholders' equity
          Preferred stock, without par value,
            10,000 shares authorized, none issued                                 --           --
          Common stock, without par value, 200,000 shares
            authorized, 73,489 and 73,301 issued, respectively                 102,750      102,030
          Unearned compensation                                                   (543)         (53)
          Accumulated other comprehensive income                                   249          436
          Retained earnings                                                    249,304      230,006
                                                                            ----------     --------
                 Total shareholders' equity                                    351,760      332,419
                                                                            ----------     --------
                                                                            $  486,064     $615,858
                                                                            ==========     ========


          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                    Accumulated
                                            Common Stock Issued                       Other
                                            -------------------      Unearned      Comprehensive    Comprehensive    Retained
                                            Shares      Amount     Compensation       Income            Income       Earnings
                                            ------    ---------    ------------    -------------    -------------    ---------
Balance at June 30, 1997                    76,516    $ 145,779    $    --         $    --           $    --         $ 280,096

Net loss                                      --           --           --              --             (51,636)        (51,636)
Issuance of common stock under
   stock options                               287          554         --              --                --              --
Issuance of common stock under
   restricted stock plan                         5           70          (70)           --                --              --
Earned compensation for
   restricted stock                           --           --             28            --                --              --
Tax benefit from stock transactions           --            452         --              --                --              --
Purchases and retirements of common
   stock                                    (2,116)     (30,195)        --              --                --              --
                                            ------    ---------    ---------       ---------         ---------       ---------
Balance at June 30, 1998                    74,692      116,660          (42)           --           $ (51,636)        228,460
                                                                                                     =========

Net income                                    --           --           --              --           $   1,546           1,546
Currency translation adjustments              --           --           --               436               436            --
Issuance of common stock under
   stock options                               151           89         --              --                --              --
Issuance of common stock under
   restricted stock plan                         8           70          (70)           --                --              --
Earned compensation for
   restricted stock                           --           --             59            --                --              --
Tax benefit from stock transactions           --             31         --              --                --              --
Purchases and retirements of
   common stock                             (1,550)     (14,820)        --              --                --              --
                                            ------    ---------    ---------       ---------         ---------       ---------
Balance at July 3, 1999                     73,301      102,030          (53)            436         $   1,982         230,006
                                                                                                     =========

Net income                                    --           --           --              --           $  19,298          19,298
Currency translation adjustments              --           --           --              (187)             (187)           --
Issuance of common stock under
   stock options                                85          105         --              --                --              --
Issuance of common stock under
   restricted stock plan and agreement         103          563         (563)           --                --              --
Earned compensation for
   restricted stock                           --           --             73            --                --              --
Tax benefit from stock transactions           --             52         --              --                --              --
                                            ------    ---------    ---------       ---------         ---------       ---------
Balance at July 1, 2000                     73,489    $ 102,750    $    (543)      $     249         $  19,111       $ 249,304
                                            ======    =========    =========       =========         =========       =========



          See accompanying notes to consolidated financial statements.

                        PERRIGO COMPANY

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands)


                                                                                 Fiscal Year
                                                                    -------------------------------------
                                                                       2000         1999         1998
                                                                    ---------    ---------    -----------
Cash Flows From (For) Operating Activities
   Net income (loss)                                                $  19,298    $   1,546    $ (51,636)
   Adjustments to derive cash flows
      Restructuring, net of cash                                        3,477        5,863      121,468
      Depreciation and amortization                                    22,245       21,156       29,473
      Write-off of Russian investment and related
        receivables and inventory                                        --         14,177         --
      Write-down of investment due to permanent impairment               --          2,621         --
      Deferred income taxes                                            27,141       (3,391)     (34,754)
      Changes in operating assets and liabilities, net of
        restructuring and amounts acquired from
        business acquisition
       Accounts receivable, net                                           906      (17,846)      (4,884)
       Inventories                                                     70,502      (17,408)     (63,221)
       Change in long-term licensing agreements                         5,741       (8,700)        --
       Accounts payable                                                (5,068)     (10,551)      30,440
       Payrolls and related taxes                                      (3,179)       4,900       (4,598)
       Accrued expenses                                               (10,682)      (8,619)      (1,889)
       Income taxes                                                   (12,624)       1,690        1,843
       Other                                                               56         (837)          99
                                                                    ---------    ---------    ---------
          Net cash from (for) operating activities                    117,813      (15,399)      22,341
                                                                    ---------    ---------    ---------

Cash Flows For (From) Investing Activities
   Additions to property and equipment                                (14,364)     (32,272)     (70,699)
   Proceeds from sale of assets held for sale                          31,186        9,000         --
    Business acquisitions, net of cash                                    --           --       (14,716)
   Other                                                                3,704       (1,452)      (3,077)
                                                                    ---------    ---------    ---------
           Net cash for (from) investing activities                    20,526      (24,724)     (88,492)
                                                                    ---------    ---------    ---------

Cash Flows (For) From Financing Activities
   Borrowings of short-term debt                                        2,190        1,315          861
   Borrowings of long-term debt                                          --         53,707       81,619
   Repayments of long-term debt                                      (135,326)        --           --
   Tax benefit of stock transactions                                       52           31          452
   Issuance of common stock                                               105           89          554
   Repurchase of common stock                                            --        (14,820)     (30,195)
                                                                    ---------    ---------    ---------
          Net cash (for) from financing activities                   (132,979)      40,322       53,291
                                                                    ---------    ---------    ---------

          Net increase (decrease) in cash and cash equivalents          5,360          199      (12,860)
Cash and cash equivalents, at beginning of period                       1,695        1,496       14,356
                                                                    ---------    ---------    ---------
Cash and cash equivalents, at end of period                         $   7,055    $   1,695    $   1,496
                                                                    =========    =========    =========
Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for:
      Interest                                                      $   5,259    $   9,382    $   3,577
      Income taxes                                                  $     789    $   3,299    $  20,736



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

         The Company's principal customers are major national and regional retail supermarket, drug store and mass merchandise chains and major wholesalers located within the United States. During the fiscal years 2000, 1999 and 1998, one customer accounted for 26%, 24% and 24% of revenues, respectively. None of the Company's other customers individually account for more than 10% of its sales. The Company expanded its sales base internationally, primarily in Mexico. International net sales for fiscal years 2000, 1999 and 1998 were $43,272, $38,233 and $32,919, respectively.

         All of the Company's manufacturing facilities as of July 1, 2000 were located in the United States except for a majority-owned pharmaceutical manufacturing site and a wholly-owned packaging plant, both located in Mexico. As of July 1, 2000 and July 3, 1999 the net book value of property and equipment located in Mexico was $5,876 and $3,262, respectively. Property and equipment located in other foreign countries are not material.

         The Company has two operating segments, OTC pharmaceutical products and nutritional products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", the segments have been aggregated into one reportable segment because the two segments have very similar operating processes, types of customers, distribution methods, regulatory environment and expected long-term financial performance.

BASIS OF PRESENTATION

         The Company changed its fiscal year end effective for fiscal year 1999. After the transition year of fiscal year 1999, the Company's quarters are comprised of 13 weeks and end on a Saturday. Each quarter of fiscal year 2000 was comprised of 13 weeks ending on October 2, January 1, April 1, and July 1. During fiscal year 1999, the first quarter included the period from July 1 through October 3, 1998. The second through fourth quarters were each comprised of 13 weeks ending on January 2, April 3 and July 3, 1999, respectively. Prior to fiscal year 1999, the Company's quarters were comprised of three calendar months ending on September 30, December 31, March 31 and June 30.

         In fiscal year 1998, the Company announced its intention to divest of the personal care business. The personal care net assets were written down to their estimated fair value less cost to sell and were included in assets held for sale in the consolidated balance sheet at July 3, 1999. The Company sold its personal care business in fiscal year 2000. The LaVergne, Tennessee logistics facility was not included in this sale and remains in assets held for sale on July 1, 2000. For fiscal years 2000 and 1999, the consolidated cash flow statement reflects the changes in the balance sheet after the effects of the 1998 restructuring. The fiscal year 1998 consolidated cash flow statement reflects the changes in the balance sheet prior to the effects of the 1998 restructuring. The consolidated income statement reflects one month of personal care operations for fiscal year ended July 1, 2000 and an entire year of operations for fiscal years 1999 and 1998. The asset and liability amounts included in the footnotes for fiscal year 2000 and 1999 exclude amounts related to personal care. See

Note K to these consolidated financial statements for a further discussion of the 1998 restructuring.

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

INTERNATIONAL OPERATIONS

         Since January 1999, the Company has translated its Mexican operation's foreign currency denominated assets and liabilities into U.S. dollars at current rates of exchange as of the balance sheet date, and income and expense items at the average exchange rate for the reporting period. Prior to January 1999, the Mexican economy was considered "highly inflationary" under the provisions of SFAS No. 52, "Foreign Currency Translation". Accordingly, a combination of current and historical exchange rates was used in remeasuring the local currency financial statements of the Company's Mexican operations, and resulting exchange adjustments were included in income. The one-time translation adjustment associated with this change was a translation gain of $371. The gain was recorded in fiscal year 1999 as an increase in the cumulative translation adjustment account. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of comprehensive income. The balance in the cumulative translation account was $249 and $436 as of July 1, 2000 and July 3, 1999, respectively. Translation adjustments resulting from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

         Prior to the first quarter of fiscal year 1999, the Company had a Russian investment that was accounted for using the equity method. In the first quarter of fiscal 1999, due to the collapse of the Russian economy, the Company wrote off its net investment of $1,640 and also wrote off inventory of $1,663 and accounts and notes receivable of $10,874 related to this Russian investment for a total of $14,177. The net investment amount is included in other expense; the inventory amount is included in cost of sales; and the accounts and notes receivable amount is included in selling and administrative expense in the fiscal year 1999 consolidated statements of income.

REVENUES

         Revenues from product sales are recognized when the goods are shipped to the customer. A provision is recorded as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies and other items.

FINANCIAL INSTRUMENTS

         The carrying amount of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt, approximates their fair value.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist primarily of demand deposits and other securities with maturities of three months or less at the date of purchase.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined primarily using the first-in first-out (FIFO) method.

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

         Goodwill resulting from business acquisitions is amortized on a straight-line basis over 25 years. Amortization of $1,135, $1,027 and $2,523 was recorded during fiscal years ended 2000, 1999 and 1998, respectively. Accumulated amortization was $11,256, $10,121 and $9,094 as of July 1, 2000, July 3, 1999 and June 30, 1998, respectively. Net goodwill of $27,551 was written off in fiscal year 1998 as part of the 1998 restructuring. See Note K for a further discussion of the 1998 restructuring.

         The Company periodically reviews long-lived assets that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the fiscal years ended July 1, 2000 and July 3, 1999, there were no material adjustments to the carrying value of long-lived assets not held for sale as a result of this review.

INVESTMENT

         In the third quarter of fiscal year 2000, the Company recorded a gain of $1,300 in Other income on the sale of an investment that was classified as available-for-sale for the purpose of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In the fourth quarter of fiscal year 1999, the Company recorded an estimated permanent impairment loss of $2,621 in Other expense related to this investment based on the fair market value of the investment at the time. The net investment balance of $2,419 was included in Other assets in the consolidated balance sheet at July 3, 1999.

INCOME TAXES

         Deferred income tax assets and liabilities are recorded based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rates.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standard on July 2, 2000 did not affect the Company's consolidated financial statements.

         During fiscal year 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting the Costs of Start-up Activities". Both SOP's are effective beginning in fiscal year 2000. SOP 98-1 requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and capitalized interest. SOP 98-5 requires that start-up costs capitalized prior to July 4, 1999 be written off and any future start-up costs be expensed as incurred. Because the Company's accounting policy already complied with these SOP's, there was no impact on earnings of adopting the SOP's.

         In March 2000, the FASB issued FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation", which addresses certain practice issues related to APB Opinion No. 25, "Accounting for Stock Issued to Employees". Among other issues, FIN 44 clarifies the definition of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting for various modifications to the terms of previously granted fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. Except for certain of its provisions that did not affect the Company, FIN 44 was effective July 1, 2000, and had no effect on the Company's consolidated financial statements at date of adoption.

NOTE B - INVENTORIES

         Inventories are summarized as follows:


                                                                              July 1,     July 3,
                                                                               2000        1999
                                                                             --------   --------
                  Finished goods .........................................   $ 53,399   $ 85,267
                  Work in process ........................................     47,920     79,104
                  Raw materials ..........................................     25,616     33,066
                                                                             --------   --------
                                                                             $126,935   $197,437
                                                                             ========   ========

NOTE C - LONG-TERM BORROWINGS AND CREDIT ARRANGEMENTS

         Long-term debt consists of the following:


                                                                 July 1,        July 3,
                                                                  2000           1999
                                                             -------------   -----------
                  Revolving line of credit............       $      --       $   110,000
                  Uncommitted lines of credit.........              --            24,186
                  Note payable, Industrial
                      Development Board of
                      Rutherford County, TN...........              --             1,140
                                                             -------------   -----------
                  Total    ...........................              --           135,326
                  Less current installments...........              --               300
                                                             -------------   -----------
                  Long-term debt......................       $      --       $   135,026
                                                             =============   ===========

         Effective September 23, 1999, the Company entered into a revolving credit agreement with a group of banks, which provides a $175,000 unsecured revolving credit facility. This credit agreement replaced a

$150,000 revolving credit agreement and two uncommitted credit facilities totaling $55,000 as described below. The agreement expires in September 2004. Repayment has been guaranteed by the Company's subsidiaries. Restrictive loan covenants apply to, among other things, minimum levels of net worth, interest coverage and funded debt leverage.

         Interest rates on the new revolving credit facility are established at the time of borrowing through three options, the prime rate or a LIBOR rate plus a factor established quarterly based on funded debt leverage, or a rate agreed upon between the Company and its Agent at the time the loan is made. The rate factor at July 1, 2000 was .525%.

         In June 1996, the Company entered into a credit agreement with a group of banks, which provided a $150,000 unsecured revolving credit facility. Repayment was guaranteed by the Company's subsidiaries. Restrictive loan covenants applied to, among other things, minimum levels of tangible net worth, interest coverage and funded debt ratio.

         Prior to September 23, 1999, the Company also had available borrowings through two uncommitted credit facilities totaling $55,000. Both facilities could be terminated by either party at any time. The Company's restrictive covenants under these facilities were substantially the same as those under the $150,000 credit facility.

         The Company's Mexican subsidiary has uncommitted credit facilities with two banks in Mexico, totaling 115 million pesos ($11,600 at July 1, 2000). The outstanding borrowings under the facilities, which mature December 1, 2000 are $8,884, and $6,694 at July 1, 2000 and July 3, 1999, respectively, and are included in Notes payable. The facilities will be renewed and are guaranteed by the Company. Interest rates are based on bids submitted by the banks for periods of 1 to 90 days. The effective interest rate on outstanding borrowings at July 1, 2000 was 18.4%.

         In connection with the sale of the personal care business, the Company paid off its obligation of $1,440 to the Industrial Development Board of Rutherford County, Tennessee in fiscal year 2000.

NOTE D - SHAREHOLDERS' EQUITY

         On April 10, 1996, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to shareholders of record on April 22, 1996, of one Preferred Share Purchase Right on each outstanding share of the Company's common stock. The Rights contain provisions, which are intended to protect the Company's stockholders in the event of an unsolicited and unfair attempt to acquire the Company. The Company is entitled to redeem the Rights at $.01 per Right at any time before a 20% position has been acquired. The Rights will expire on April 10, 2006, unless previously redeemed or exercised.

         The Company has restricted stock plans and agreements as described below. The holder of restricted shares has all rights of a shareholder except that the shares are restricted as to sale or transfer for the vesting period and the shares are forfeited upon termination in certain circumstances. The Company accounts for restricted shares as unearned compensation, which is ratably charged to expense over the vesting period. The unearned compensation included in shareholder's equity at July 1, 2000 and July 3, 1999 was $543 and $53, respectively.

         In November 1997, the Company established a restricted stock plan for directors, which is intended to attract and retain the services of experienced and knowledgeable non-employee directors. The Company reserved 25 common shares for issuance under the plan. The terms of the plan call for the granting of $10 worth of restricted shares to each Director on the date of the Annual Board Meeting. The number of shares issued is based on the fair market value of the shares on the date of the Annual Board Meeting. The restricted shares become vested on the date of the next Annual Board Meeting on which the Director's existing term as a Board member is set to expire (director terms are generally three years). In fiscal years 2000 and 1999, respectively, the Company granted 7 and 8 shares at $60 and $70, and charged $60 and $59 to expense.

         In May 2000, the Company granted 96 shares of restricted stock at $503 to David T. Gibbons, its President and Chief Executive Officer, pursuant to restricted stock agreements. Assuming certain conditions are met, the restricted shares become vested in June 2003. The expense for these shares was $13 for fiscal year 2000.

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

         A summary of activity for the Company's employee stock option plan is presented below:


                                                                          Fiscal Year
                                              ---------------------------------------------------------------
                                                     2000             1999                    1998
                                              ----------------- ------------------   ------------------------
                                                       Weighted           Weighted                   Weighted
                                                       Average            Average                    Average
                                                       Exercise           Exercise                   Exercise
                                              Shares    Price    Shares    Price      Shares          Price
                                              ------    -----    ------    -----      ------          -----
Options outstanding at beginning of year      4,852    $11.68    4,143     $12.25     3,737          $11.43
Granted                                       2,496      6.40    1,061       8.49     1,022           12.94
Exercised                                       (85)     1.74     (139)      (.69)     (287)          (1.93)
Terminated                                     (403)    10.71     (213)    (14.37)     (326)         (14.08)
                                              -----              -----                -----
Options outstanding at end of year            6,860      9.92    4,852      11.68     4,143           12.25
Options exercisable at end of year            2,330     13.23    1,869      12.70     1,333           12.28
Options available for grant at end of year    1,346              3,439                4,287
Price per share of options outstanding        $1.00 to            $.57 to              $.22 to
                                              $31.25            $31.25               $31.25

         The Company issues stock options to directors under a non-qualified stock option plan. Options granted under the plan vest and may be exercised from one to ten years after the date of grant based on a vesting schedule. As of July 1, 2000, options to purchase 91 shares at prices ranging from $8.38 to $29.38 per share and at a weighted average price of $15.77 per share were outstanding, 56 of which were exercisable at a weighted average price of $19.32 per share. There were 15 options granted at a weighted average exercise price of $8.66 per share during fiscal year 2000. There were no options exercised and there were 24 options terminated in fiscal year 2000. There were 102 options available for grant at July 1, 2000.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized. Had compensation cost been determined and recorded based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings (loss) per share would have been reduced (loss increased in fiscal year 1998) as follows:


                                                                          Fiscal Year
                                                                ------------------------------
                                                                 2000        1999        1998
                                                                ------      ------      ------
         Decrease in net income
            or increase in net loss                             $2,662      $3,178      $2,558
         Basic earnings per share                                 $.04        $.04        $.03
         Diluted earnings per share                               $.04        $.04        $.03


         The effects on net income (loss) and earnings (loss) per share for fiscal years 2000, 1999 and 1998 may not be representative of future years because compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

         The weighted average fair value per share at the date of grant for options granted during fiscal years 2000, 1999 and 1998 was $2.91, $3.69 and $5.79, respectively. The fair value was estimated using the Black-Sholes option pricing model with the following weighted average assumptions:

                                                                         Fiscal Year
                                                               ------------------------------
                                                                2000        1999         1998
                                                               -----       -----        -----
         Dividend yield                                         0.0%        0.0%         0.0%
         Volatility, as a percent                              36.0%       35.1%        31.3%
         Risk-free interest rate                                6.5%        4.9%         6.1%
         Expected life in years after vest date                 3.0         3.0          3.0


         Forfeitures are accounted for as they occur.

         The following table summarizes information concerning options outstanding under the Plans at July 1, 2000:


                                Options Outstanding                                           Options Exercisable
          -----------------------------------------------------------------------     ----------------------------------
                                                 Weighted
                                                  Average
             Range of             Number         Remaining            Weighted           Number
             Exercise          Outstanding      Contractual           Average          Exercisable      Weighted Average
              Prices            at 7/1/00       Term (Years)       Exercise Price       at 7/1/00        Exercise Price
             --------          ----------       ------------       --------------      ----------       ----------------
          $1.00 - 6.16            1,972            9.09                $5.39               176                $1.44
           7.95 - 9.13            2,502            6.75                 8.62               576                 9.00
           9.50 - 13.50           1,785            4.90                12.88               949                12.89
          14.69 - 31.25             692            2.40                20.71               685                20.76
                                  -----                                                  -----
                                  6,951                                                  2,386
                                  =====                                                  =====

         In May 1997, the Company announced a common stock repurchase program. The program called for the repurchase of up to 7,500 shares, subject to market conditions. Purchases were made in the open market. The Company purchased 1,550 shares for $14,820 in fiscal year 1999 and 2,116 shares at $30,195 in fiscal year 1998. The common stock repurchased for all years was retired. The program was terminated in fiscal year 1999.

NOTE E - RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

         The Company has a qualified profit-sharing plan and an investment plan under section 401(k) of the Internal Revenue Code, which cover substantially all employees. Contributions to the qualified profit-sharing plan are at the discretion of the Board of Directors. Under the investment plan, the Company matches a portion of employees' contributions. The Company's contributions to the plans were $5,667, $6,727 and $6,609 for the years ended July 1, 2000, July 3, 1999 and June 30, 1998, respectively.

         In connection with the sale of the personal care business, the Company terminated the Perrigo Company of Tennessee Retirement Income Savings Plan on August 24, 1999.

         The Company has postretirement plans that provide medical benefits for retirees and their eligible dependents. Employees become eligible for these benefits if they meet certain minimum age and service requirements. The Company reserves the right to modify or terminate these plans. The plans are not funded. The unfunded accumulated postretirement benefit obligation at July 1, 2000 and July 3, 1999 and the benefits expensed in fiscal years 2000, 1999 and 1998 are immaterial to the financial position and results of operations of the Company.

NOTE F - INCOME TAXES

         A summary of income taxes is as follows:


                                                                                        Fiscal Year
                                                                          -----------------------------------------
                                                                            2000            1999            1998
                                                                         --------         -------         --------
         Current:
                 Federal....................................             $(17,490)        $ 5,108         $ 19,011
                 Foreign....................................                1,322             771              757
                 State......................................                  214             (20)             630
                                                                         --------         -------         --------
                                                                          (15,954)          5,859           20,398
         Deferred ..........................................               27,141          (3,391)         (34,754)
                                                                         --------         -------         --------
                 Total                                                   $ 11,187         $ 2,468         $(14,356)
                                                                         ========         =======         ========


         The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the net deferred income tax (liability) asset are as follows:


                                                                            July 1,     July 3,
                                                                             2000        1999
                                                                           --------    --------
Allowance for impaired assets and related
  reserve for restructuring ............................................   $  8,450    $ 34,765
Accumulated depreciation ...............................................    (27,468)    (29,313)
Inventory costs ........................................................      6,286       7,359
Allowance for doubtful accounts ........................................      1,652       1,140
Accrued expenses not yet deductible ....................................      3,792       5,222
Other, net .............................................................     (1,051)       (371)
                                                                           --------    --------
Net deferred income tax (liability) asset ..............................   $ (8,339)   $ 18,802
                                                                           ========    ========


         The net deferred income tax liability as of July 1, 2000 and the net deferred income tax asset as of July 3, 1999 are presented in the balance sheets as follows:

                                                           July 1,   July 3,
                                                            2000       1999
                                                          -------   --------
Current asset ..........................................  $11,123   $33,476
Long-term liability ....................................   19,462    14,674

         The effective income tax rate varied from the statutory Federal tax rate as follows:


                                                                        Fiscal Year
                                                                ------------------------------
                                                                 2000       1999        1998
                                                                ------     ------     --------
Federal statutory rate ......................................    35.0%      35.0%       (35.0)%
Expenses not deductible for tax purposes:
  Loss on permanent impairment of capital investment ........    (1.5)      22.8          --
  Restructuring charges, primarily related to goodwill
    write-off ...............................................     --         --          11.2
Goodwill amortization .......................................     2.9        6.3         (0.8)
Product contributions .......................................     --        (6.3)         0.6
Other .......................................................     0.3        3.7          2.2
                                                                 ----       ----         ----

Effective income tax rate ...................................    36.7%      61.5%       (21.8)%
                                                                 ====       ====         ====


NOTE G - COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:


                                                                                        Fiscal Year
                                                                          ------------------------------------
                                                                            2000          1999          1998
                                                                          --------      ------        --------
Net income                                                                 $19,298      $1,546        $(51,636)

Other comprehensive income:
  Unrealized holding gains (losses) on securities                            1,286        --              --
  Reclassification adjustment for gains realized in net income              (1,286)       --              --
                                                                            ------      ------        --------
     Net unrealized gains (losses) on investments                             --          --              --

  Foreign currency translation adjustments                                    (187)        436            --
                                                                           -------      ------        --------

Comprehensive income (loss)                                                $19,111      $1,982        $(51,636)
                                                                           =======      ======        ========


         Prior to January 1999, the Company treated the Mexican economy as highly inflationary. Accordingly, the translation effects were reported as a component of income and losses during those periods. Subsequent to January 1999, the Mexican economy was not considered highly inflationary. Accordingly, all subsequent translation effects are included as a component of other comprehensive income.

NOTE H - EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" earnings per share calculation follows:


                                                                                  Fiscal Year
                                                                  --------------------------------------------
                                                                    2000            1999                1998
                                                                  -------         --------           ---------
         Numerator:
         Net income (loss) used for both "basic"
            and "diluted" EPS calculation                         $19,298         $ 1,546            $(51,636)
                                                                  =======         =======            ========

         Denominator:
         Weighted average shares outstanding
            for the period - used for "basic"
            EPS calculation                                        73,370          73,707              75,302
         Dilutive effect of stock options                             223             277                --
                                                                  -------         -------             -------
         Weighted average shares outstanding
            for the period - used for "diluted"
            EPS calculation                                        73,593          73,984              75,302
                                                                  =======         =======             =======


         The effect of stock options of 866 shares was not included at June 30, 1998 because to do so would have been antidilutive.

NOTE I - COMMITMENTS AND CONTINGENCIES

         The Company leases certain assets, principally warehouse facilities and data processing equipment, under agreements that expire at various dates through June 2011. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2001--$5,857; 2002--$4,176; 2003--$2,295; 2004--$1,186; 2005-- $712; and thereafter--$1,013. Rent expense under all leases was $10,592, $14,007 and $14,367 for fiscal years 2000, 1999 and 1998, respectively.

         As described more fully in Note K, the Company sold its personal care business in August 1999. In conjunction with this sale, the Company entered into an agreement with the buyer to lease to the buyer the Company's LaVergne, Tennessee logistics facility through August 2001. The Company also entered into an agreement with the buyer of the personal care business to provide certain logistics support services, MIS support services and accounting services. Certain logistics support services were provided through June 30, 2000 and certain MIS support services will be provided through June 30, 2001. The accounting services primarily related to accounts receivable collection through June 30, 2000 and accounts payable services through November 1999. The Company also entered into an agreement to sell certain products to the buyer and purchase certain other products from the buyer through August 2002.

         In July 1994, the Company was served a "summons with notice" alleging breach of fiduciary duties by its officers in connection with their purchase of the Company from the former owner in April 1988. In February 1995, a complaint was filed seeking unspecified damages. In June 1998, the United States District Court for the Western District of Michigan dismissed, at the close of the plaintiff's case, the action filed by the former owner. In July 1998, the former owner filed an appeal. In March 2000, the Company entered into a settlement agreement with the former owner that resulted in the dismissal of the lawsuit and the withdrawal of all pending appeals thus ending any further action against the Company. No payment or financial compensation was required of either party. The effect of the settlement was to leave in place the Court's original order dismissing the plaintiff's case.

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

         In June 1995, the Company received notice of a possible derivative class action against the Company, as a nominal defendant, and certain of its officers and directors, and their trusts. In November 1995, the related complaint was filed. The complaint alleges possible violation of Michigan law, seeks to protect the Company against any expense or liability arising out of the aforementioned and purported class action lawsuit and to recover any proceeds unlawfully received by named officers and directors and their trusts in the October 1993 public offering. In January 1998, the Court entered an order staying the derivative action pending the resolution of the related class action case. In April 1999, the plaintiffs agreed to dismiss this suit based upon the dismissal of the class action.

         In the fourth quarter of fiscal year 1999, the Company received reimbursement of $8,000 under provisions of its liability coverage for a significant portion of the legal fees and expenses incurred for the class action lawsuit and the related derivative lawsuit. The payment is included in Unusual litigation in the fiscal year 1999 consolidated statement of income.

         The consolidated statements of income for fiscal years 2000, 1999 and 1998 include $0, $4,048 and $9,585, respectively, of charges primarily related to the three legal actions described above.

         On August 4, 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violations of antitrust laws. The case is proceeding to trial and discovery activities have commenced. The Company entered into settlement agreements with certain defendants resulting in an aggregate payment to the Company of $4,154, net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. This payment is included in Unusual litigation in the fiscal year 2000 consolidated statement of income. The Company can make no prediction as to the outcome of the litigation with the remaining defendants.

         The Company has pending certain legal actions and claims incurred in the normal course of business. The Company believes that these actions are without merit or are covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flow could be materially affected in a particular period.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

      The quarterly financial data reflects one month of personal care operations for fiscal year 2000 and an entire year of operations for fiscal year 1999.


2000                                                   October 2,     January 1,    April 1,(1)     July 1,(2)
---------------------                                  ----------     ----------    -----------     ----------
Net sales .....................................        $ 209,365      $ 197,246      $ 181,494      $ 150,450
Gross profit ..................................           50,196         48,444         36,796         19,805
Net income (loss) .............................           10,025         10,964          6,375         (8,066)
Basic earnings (loss) per share ...............        $    0.14      $    0.15      $    0.09      $   (0.11)
Diluted earnings (loss) per share(3) ..........             0.14           0.15           0.09          (0.11)
      Weighted average shares outstanding
          Basic ...............................           73,327         73,348         73,367         73,436
          Diluted .............................           73,528         73,525         73,537         73,436


1999                                                   October 3,(4)  January 2,      April 3,     July 3,(5)
---------------------                                  -------------  ----------    -----------    ----------
Net sales .....................................        $ 212,298      $ 226,121      $ 251,426     $ 187,742
Gross profit ..................................           35,305         54,295         57,863        38,231
Net (loss) income .............................          (12,376)         7,123          9,712        (2,913)
Basic (loss) earnings per share ...............        $   (0.17)     $     .10      $     .13     $   (0.04)
Diluted (loss) earnings per share(6) ..........            (0.17)           .10            .13         (0.04)
      Weighted average shares outstanding
          Basic ...............................           73,429         73,219         73,265        73,320
          Diluted .............................           73,429         73,489         73,519        73,320


(1) Includes a pre-tax charge of $7,000 for higher than normal inventory obsolescence expense related to the Company's conversion to a new software system in fiscal year 1999. Includes a pre-tax charge of $4,000 related to fixed production costs expensed due to lower than normal production levels as the Company reduced inventory.
(2) Includes pre-tax charges of $3,000 related to write-offs of goods produced during the quarter, $2,000 of unusual obsolescence primarily related to the Company's conversion to a new software system, $5,500 to adjust inventory to a first-in first-out basis (whereby most recent costs are reflected in inventory) and $1,848 related to recent reductions in sales projections for a long-term licensing agreement. Includes a pre-tax charge of $2,500 related to increased bad debts expense. Includes a pre-tax charge of $1,048 related the LaVergne, Tennessee logistics facility. See Note K. Includes pre-tax income of $4,154 for a settlement payment related to a civil antitrust lawsuit. See Note I.
(3) The effect of stock options of 225 shares was not included in the fourth quarter of fiscal year 2000 because to do so would have been antidilutive.
(4) Includes a pre-tax write-off of $14,177 related to the Company's equity investment in Russia. See the International Operations section of Note A.
(5) Includes a total pre-tax charge of $6,600 for increases in inventory write-offs and inventory obsolescence provisions. These inventory adjustments were made in the fourth quarter after sales fell short of expectations, resulting in obsolete and excess inventory. Includes the favorable impact of $7,500 for inventory valuation adjustments to adjust inventory to a first-in, first-out basis and $1,300 related to higher than normal production levels. Includes a pre-tax charge of $2,615 for the 1999 restructuring and $3,545 for the 1998 restructuring. See Note K. Includes pre-tax income of $8,000 for proceeds received in an insurance settlement for litigation expenses associated with a class action lawsuit and a related derivative lawsuit. See Note I. Includes a pre-tax charge of $2,621 related to a permanent impairment write-down of an investment. See the Investment section of Note A.

(6) The effect of stock options of 333 shares and 231 shares was not included in the first and fourth quarter of fiscal year 1999, respectively, because to do so would have been antidilutive.

NOTE K - RESTRUCTURING COSTS

      For fiscal years 2000, 1999 and 1998, the Company incurred restructuring and redesign charges primarily related to an intended divestiture, facilities closings and streamlining operations. Total restructuring charges were $1,048, $6,160 and $122,529 for fiscal years 2000, 1999 and 1998, respectively. The total restructuring reserve balance was $0, and $4,625 at July 1, 2000 and July 3, 1999, respectively. Assets held for sale related to the 1998 restructuring were $18,382 and $53,045 at July 1, 2000 and July 3, 1999, respectively.

UPDATE ON 1999 RESTRUCTURING

      In the fourth quarter of fiscal year 1999 the Company announced a workforce reduction plan that resulted from the Company's decision to divest its personal care business (see below) and efficiencies created by implementation of a new enterprise software system in the first quarter of fiscal year 1999. The plan included a combination of early retirements, normal attrition, redeployments and job eliminations, primarily for professional, managerial, administrative and support staff personnel located in the Company's corporate offices. A pre-tax charge and reserve of $2,615, which related to severance, postretirement and outplacement costs, were recorded in accordance with EITF 94-3. In the fourth quarter of fiscal year 1999, 23 people elected early retirement and 34 people were terminated. For fiscal year 2000, $2,455 was paid primarily for severance and outplacement costs related to the 1999 restructuring. These costs were charged against the reserve established in fiscal year 1999. The 1999 restructuring reserve balance was $0 and $2,455 at July 1, 2000 and July 3, 1999, respectively.

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

      In the fourth quarter of fiscal year 1999 the Company entered into an agreement in principle to sell the personal care business. In conjunction with that agreement, the Company recorded an additional net restructuring charge of $3,248. Also during fiscal year 1999, the Company expensed as incurred $297 of other restructuring costs in accordance with EITF 94-3.

      The Company completed the sale of the personal care business in fiscal year 2000. Proceeds from the sale were $32,200, including funds held in escrow. No gain or loss was recorded in fiscal year 2000 related to this sale. Fiscal year 2000 earnings reflect one month of the personal care business. Net sales for the personal care business were $17,778, $192,409 and $212,261 for fiscal years 2000, 1999 and 1998, respectively. The Company does not maintain operating income information by its main product lines, however, based on the incremental approach, the Company estimates that pre-tax operating income was approximately $1,000 for each of fiscal years 2000 and 1999 and pre-tax operating loss was $8,000 for fiscal year 1998 for the personal care business. Included in pre-tax operating income was the effect of suspending depreciation of approximately $700 and $7,200 for fiscal years 2000 and 1999, respectively.

      For fiscal year 2000, $2,170 was paid primarily related to professional fees and transitional costs associated with the sale of the personal care business. These costs were charged against a reserve established in fiscal year 1998. The 1998 restructuring balance was $0 and $2,170 at July 1, 2000 and July 3, 1999, respectively.

      Assets held for sale decreased to $18,382 at July 1, 2000 primarily due to the sale of the personal care business during fiscal year 2000. Assets held for sale at July 1, 2000 is comprised of the LaVergne, Tennessee logistics facility. In the fourth quarter of fiscal year 2000, the Company recorded a net restructuring charge of $1,048 to reflect its current net realizable value. The Company intends to sell this facility in fiscal year 2001. The effect of suspending depreciation on this facility was $850 and $830 for fiscal year 2000 and 1999, respectively.

         The restructuring charges as described above are detailed in the following table:


                                                1998 Restructuring            1999 Restructuring
                                                Professional Fees               Severance and
                                              And Transitional Costs             Outplacement
                                              ----------------------          ------------------
         Balance at June 30, 1998                    $ 12,259                   $      --
         Additions                                       --                           2,455
         Reductions/Charges                           (10,089)                         --
                                                     --------                   -----------
         Balance at July 3, 1999                        2,170                         2,455
         Reductions/Charges                            (2,170)                       (2,455)
                                                     --------                   -----------
         Balance at July 1, 2000                     $   --                     $      --
                                                     ========                   ===========


NOTE L - ACQUISITION

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

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

         (a)    Directors of the Company.

                Information concerning directors of the Company is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting under the heading "Election of Directors".

         (b)    Executive Officers of the Company.

                See Part I, Additional Item of this Form 10-K on page 12.

         (c)    Compliance with Section 16(a) of the Exchange Act.

                Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 11. Executive Compensation.

         Information concerning executive officer and director compensation is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting under the headings "Executive Compensation" and "Director Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information concerning security ownership of certain beneficial owners and management is incorporated by reference herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting under the heading "Ownership of Perrigo Common Stock".

Item 13. Certain Relationships and Related Transactions.

         Information concerning certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting under the heading "Director Compensation".


                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


         (a) The following documents are filed or incorporated by reference as part of this Form 10-K:

                1. All financial statements. See Index to Consolidated Financial
                   Statements on page 28 of this Form 10-K.

                2. Financial Schedules

                   Report of Independent Certified Public Accountants on Financial Statement Schedule
                   Schedule II-Valuation and Qualifying Accounts

                   Schedules other than the one listed are
                   omitted because they are included in the footnotes, immaterial or not applicable.

                3. Exhibits:

                   2(a)   - Asset Purchase Agreement, dated August 25, 1999,
                            among Perrigo Company and Perrigo Company of
                            Tennessee as Sellers; and Cumberland Swan Holdings, Inc., as Buyer, incorporated by reference from the Registrant's Form 10-K filed on October 1, 1999.

                   3(a)   - Amended and Restated Articles of Incorporation of
                            Registrant, incorporated by reference from Amendment No. 2 to Registration Statement No.33-43834 filed by the Registrant on September 23, 1993.

                   3(b)   - Restated Bylaws of Registrant, dated April 10, 1996,
                            as amended on June 23, 2000 and August 25, 2000.

                   4(a)   - Shareholders' Rights Plan, incorporated by reference
                            from the Registrant"s Form 8-K filed on April 10, 1996.

                   10(a)* - Registrant's Management Incentive Plan, incorporated by reference from the Registration Statement No. 33-69324 filed by the Registrant on September 23, 1993.

                   10(b)* - Registrant's 1988 Employee Incentive Stock Option
                            Plan as amended, incorporated by reference from Exhibit A of the Registrant's 1997 proxy statement.

                   10(c)* - Registrant's 1989 Non-Qualified Stock Option Plan
                            for Directors as amended, incorporated by reference from Exhibit B of the Registrant's 1997 Proxy Statement as amended at the Annual Meeting of Shareholders on November 6, 1997.

                   10(d)* - Registrant's Restricted Stock Plan for Directors,
                            dated November 6, 1997, incorporated by reference from Registrant's 1998 Form 10-K filed on October 6, 1998.

                   10(e)  - Credit Agreement, dated September 23, 1999, between
                            Registrant and Bank One, Michigan, incorporated by reference from the Registrant's Form 10-K filed on October 1, 1999.

                   10(f)  - Guaranty Agreement, dated September 23, 1999,
                            executed by L. Perrigo Company and Perrigo Company of South Carolina, Inc., in favor of the Agent and each Lender, incorporated by reference from the Registrant's Form 10-K filed on October 1, 1999.

                  10(g)*  - Consulting Agreement, dated December 7, 1999,
                            between Registrant and F. Folsom Bell, incorporated by reference from the Registrant's Form 10-Q filed on February 9, 2000.

                  10(h)*  - Employment Agreement, Restricted Stock Agreement,
                            Contingent Restricted Stock Agreement, and
                            Noncompetition and Nondisclosure Agreement, dated April 19, 2000, between Registrant and David T. Gibbons, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2000.

                   10(i)* - Consulting Agreement, Noncompetition and
                            Nondisclosure Agreement and Indemnity Agreement, dated June 2, 2000, between Registrant and Michael
                            J. Jandernoa.

                   21     - Subsidiaries of the Registrant.

                   23     - Consent of BDO Seidman, LLP.

                   24     - Power of Attorney (see signature page).

                   27     - Financial Data Schedule.

         * Denotes management contract or compensatory plan or arrangement.

         (b) Exhibit and reports on Form 8-K.

                  (i) The Company filed a report on Form 8-K on April 27, 2000 that announced the appointment of David T. Gibbons, a former Rubbermaid and 3M executive, as President and Chief Executive Officer. He also became a director of the Company. Michael J. Jandernoa, who served as Chief Executive Officer since 1986, remained as Chairman of the Board.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE




Board of Directors
Perrigo Company
Allegan, Michigan

         The audits referred to in our report to Perrigo Company and Subsidiaries dated August 4, 2000, relating to the consolidated financial statements of Perrigo Company, which is contained in Item 8 of this Form 10-K for the year ended July 1, 2000, included the audit of Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

         In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



By:  /s/ BDO Seidman, LLP
   ---------------------------
   BDO Seidman, LLP

Grand Rapids, Michigan
August 4, 2000

                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

                                 PERRIGO COMPANY

                                 (In thousands)





                                                       BALANCE         CHARGED TO                           BALANCE
                                                     AT BEGINNING       COSTS AND                           AT END
         DESCRIPTION                                  OF PERIOD         EXPENSES       DEDUCTIONS(1)       OF PERIOD
         -----------                                 ------------      ----------      -------------       ---------
Year Ended June 30, 1998:
  Reserves and allowances deducted from
     asset accounts:
         Allowance for uncollectible accounts          $3,026           $   580            $   915           $2,691

Year Ended July 3, 1999:
  Reserves and allowances deducted from
     asset accounts:
         Allowance for uncollectible accounts          $2,691           $   334            $  (256)          $3,281

Year Ended July 1, 2000:
  Reserves and allowances deducted from
    asset accounts:
         Allowance for uncollectible accounts          $3,281           $ 2,821            $   105           $5,997




(1) Uncollectible accounts charged off, net of recoveries and the effect of the 1998 restructuring.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended July 1, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 6th of September, 2000.

                                                   PERRIGO COMPANY



                                                   By:  /s/ David T. Gibbons
                                                      --------------------------
                                                       David T. Gibbons
                                                       President and Chief
                                                        Executive Officer





                                POWER OF ATTORNEY

         Each person whose signature appears below hereby appoints David T. Gibbons and Douglas R. Schrank and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended July 1, 2000 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended July 1, 2000 has been signed by the following persons in the capacities indicated on the 6th of September, 2000.


         Signature                                                  Title
         ---------                                                  -----

/s/ David T. Gibbons                          President, Chief Executive Officer and Director
-------------------------------------          (Principal Executive Officer)
    David T. Gibbons


/s/ Douglas R. Schrank                        Executive Vice President and Chief Financial Officer
-------------------------------------          (Principal Accounting and Financial Officer)
    Douglas R. Schrank


/s/ F. Folsom Bell                            Executive Vice President, Business Development
-------------------------------------          and Director
    F. Folsom Bell


/s/ Peter R. Formanek                         Director
-------------------------------------
    Peter R. Formanek


 /s/ Larry D. Fredricks                       Director
-------------------------------------
     Larry D. Fredricks


/s/ Richard G. Hansen                         Director
-------------------------------------
    Richard G. Hansen


/s/ L. R. Jalenak, Jr.                        Director
-------------------------------------
    L. R. Jalenak, Jr.


/s/ Michael J. Jandernoa                      Chairman of the Board
-------------------------------------
    Michael J. Jandernoa


/s/ Herman Morris, Jr.                        Director
-------------------------------------
    Herman Morris, Jr.

                                  EXHIBIT INDEX


EXHIBIT      DOCUMENT
-------      --------

   3(b) Restated Bylaws of Registrant, dated April 10, 1996, as amended, on June 23, 2000 and August 25, 2000.

   10(i) Consulting Agreement, Noncompetition and Nondisclosure Agreement and Indemnity Agreement, dated June 2, 2000, between Registrant and Michael J. Jandernoa.

   21        Subsidiaries of the Registrant

   23        Consent of BDO Seidman, LLP


   27        Financial Data Schedule