Form 10-Q
period 2000-09-30
PERRIGO CO
filed 2000-10-25
CIK 820096

================================================================================

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                                 ---------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM____ TO____

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

                              YES   X   NO
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      OUTSTANDING AT
        CLASS OF COMMON STOCK                        OCTOBER 17, 2000
        ---------------------                        ----------------
             WITHOUT PAR                             73,513,095 SHARES


================================================================================

                        PERRIGO COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed consolidated statements of income-- For the
         quarters ended September 30, 2000 and October 2, 1999               1

         Condensed consolidated balance sheets-- September 30, 2000
         and July 1, 2000                                                    2

         Condensed consolidated statements of cash flows-- For the
         quarters ended September 30, 2000 and October 2, 1999               3

         Notes to condensed consolidated financial statements--
         September 30, 2000                                                  4

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

Item 3. Quantitative and Qualitative Disclosures About Market Risks          8


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     9


SIGNATURES                                                                  11

                                PERRIGO COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                     First Quarter
                                            ---------------------------------
                                                2001                 2000
                                                ----                 ----
Net sales                                   $   193,333          $    212,320
Cost of sales                                   146,394               162,527
                                            -----------          ------------
Gross profit                                     46,939                49,793
                                            -----------          ------------
Operating expenses
   Distribution                                   3,457                 4,595
   Research and development                       3,958                 3,517
   Selling and administrative                    23,091                23,867
                                            -----------          ------------
                                                 30,506                31,979
                                            -----------          ------------
Operating income                                 16,433                17,814
Interest and other, net                            (174)                2,462
                                            -----------          ------------
Income before income taxes                       16,607                15,352
Income tax expense                                6,073                 5,327
                                            -----------          ------------
Net income                                  $    10,534          $     10,025
                                            ===========          ============
Basic earnings per share                    $      0.14          $       0.14
                                            ===========          ============
Diluted earnings per share                  $      0.14          $       0.14
                                            ===========          ============








     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              September 30,         July 1,
                                                                                  2000                2000
                                                                             ---------------    ---------------
                                                                               (Unaudited)
          ASSETS
Current assets
   Cash and cash equivalents                                                 $        33,414    $         7,055
   Accounts receivable, net of allowances of $6,828 and
      $5,997, respectively                                                           109,426             88,217
   Inventories                                                                       126,074            126,935
   Refundable income taxes                                                                 -             10,413
   Prepaid expenses and other current assets                                           5,887              6,520
   Current deferred income taxes                                                      11,462             11,123
   Assets held for sale                                                               18,382             18,382
                                                                             ---------------    ---------------
          Total current assets                                                       304,645            268,645


Property and equipment                                                               343,964            338,447
   Less accumulated depreciation                                                     150,441            144,867
                                                                             ---------------    ---------------
                                                                                     193,523            193,580
Goodwill, net of accumulated amortization of $11,539 and
   $11,256, respectively                                                              17,915             18,199
Other                                                                                  5,414              5,640
                                                                             ---------------    ---------------
                                                                             $       521,497    $       486,064
                                                                             ===============    ===============
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                          $        72,051    $        63,172
   Notes payable                                                                       8,326              8,884
   Payrolls and related taxes                                                         13,387             14,987
   Accrued expenses                                                                   29,844             24,105
   Income taxes                                                                       15,402              2,772
                                                                             ---------------    ---------------
          Total current liabilities                                                  139,010            113,920

Deferred income taxes                                                                 18,967             19,462

Minority interest                                                                        922                922

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
      none issued                                                                          -                  -
   Common stock, without par value, 200,000 shares authorized,
     73,513 and 73,489 issued, respectively                                          102,777            102,750
   Unearned compensation                                                                (496)              (543)
   Accumulated other comprehensive income                                                479                249
   Retained earnings                                                                 259,838            249,304
                                                                             ---------------    ---------------
          Total shareholders' equity                                                 362,598            351,760
                                                                             ---------------    ---------------
                                                                             $       521,497    $       486,064
                                                                             ===============    ===============


     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                First Quarter
                                                                     -----------------------------------
                                                                         2001                  2000
                                                                         ----                  ----
    Cash Flows From (For) Operating Activities:
       Net income                                                    $     10,534          $      10,025
       Depreciation and amortization                                        6,176                  5,433
                                                                     ------------          -------------
                                                                           16,710                 15,458

       Accounts receivable                                                (22,502)               (39,689)
       Inventories                                                            861                  6,983
       Current and deferred income taxes                                   22,209                  4,872
       Assets held for sale                                                     -                  2,429
       Accounts payable                                                     8,879                  4,989
       Other                                                                6,484                 (2,341)
                                                                     ------------          -------------
             Net cash from (for) operating activities                      32,641                 (7,299)
                                                                     ------------          -------------
    Cash Flows (For) From Investing Activities:
       Additions to property and equipment                                 (5,810)                (3,766)
       Proceeds from sale of assets held for sale                               -                 31,186
                                                                     ------------          -------------
             Net cash (for) from investing activities                      (5,810)                27,420
                                                                     ------------          -------------
    Cash Flows (For) From Financing Activities:
       Repayments of long-term debt                                             -                (19,652)
       Repayments of short-term debt                                         (558)                   (42)
       Issuance of common stock                                                27                     57
       Other                                                                   59                   (915)
                                                                     ------------          -------------
             Net cash (for) financing activities                             (472)               (20,552)
                                                                     ------------          -------------
    Net Increase (Decrease) in Cash and Cash Equivalents                   26,359                   (431)
    Cash and Cash Equivalents, at Beginning of Period                       7,055                  1,695
                                                                     ------------          -------------
    Cash and Cash Equivalents, at End of Period                      $     33,414          $       1,264
                                                                     ============          =============

    Supplemental Disclosures of Cash Flow Information:
       Interest paid                                                 $        552          $       1,956
       Income taxes paid                                             $         43          $         500


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

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

         Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended July 1, 2000. See Note E regarding the inclusion of personal care operations for the periods presented.

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". Among other things, EITF 00-10 requires companies to classify as revenue any shipping and handling fees and costs billed to a customer. In accordance with this EITF, shipping costs billed to a customer are included in net sales and shipping expenses incurred by the Company are included in cost of sales in the consolidated statements of income. Previously, shipping revenues and shipping costs were included in distribution expense. All periods presented have been reclassified to conform with the current year presentation.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, became effective for the Company on July 2, 2000 and did not affect the Company's consolidated financial statements.

NOTE B - INVENTORIES

         The components of inventories consist of the following:

                                               September 30,       July 1,
                                                   2000             2000
                                                   ----             ----

         Finished goods                          $ 55,675         $ 53,399
         Work in process                           44,419           47,920
         Raw materials                             25,980           25,616
                                                 --------         --------
                                                 $126,074         $126,935
                                                 ========         ========

NOTE C - COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:
                                                        First Quarter
                                                    ---------------------
                                                     2001           2000
                                                     ----           ----
Net income                                          $10,534       $10,025

Other comprehensive income:
  Unrealized holding gains on securities                              149
  Foreign currency translation adjustments              230            17
                                                    -------       -------
Comprehensive income                                $10,764       $10,191
                                                    =======       =======

NOTE D - EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" Earnings per Share ("EPS") calculations follows:

                                                        First Quarter
                                                    ---------------------
                                                     2001           2000
                                                     ----           ----
Numerator:
Net income (loss) used for both "basic"
  and "diluted" EPS calculation                     $10,534       $10,025
                                                    =======       =======

Denominator:
Weighted average shares outstanding
  for the period - used for "basic"
  EPS calculation                                    73,505        73,327
Dilutive effect of stock options                        424           201
                                                    -------       -------
Weighted average shares outstanding
  for the period - used for "diluted"
  EPS calculation                                    73,929        73,528
                                                    =======       =======

NOTE E - RESTRUCTURING COSTS

         The personal care business was sold in August 1999. Proceeds from the sale were $32,200, including funds held in escrow. No gain or loss was recorded in fiscal year 2000.

         Fiscal year 2000 reflects one month of the personal care business. Net sales for the personal care business were zero and $17,778 for the first quarter of fiscal year 2001 and 2000, respectively. The Company does not maintain operating income information by its main product lines; however, based on the incremental approach, the Company estimates that the pre-tax operating income for the personal care business was $1,000 for the first quarter of fiscal year 2000. Included in pre-tax operating income is the effect of suspending personal care depreciation of $700 for the first quarter of fiscal year 2000.

         Assets held for sale were $18,382 at September 30, 2000 and are comprised of the LaVergne, Tennessee logistics facility. The Company intends to sell this facility in fiscal year 2001. The effect of suspending depreciation on this facility was $200 and $210 for the first quarter of fiscal year 2001 and 2000, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   FIRST QUARTER OF FISCAL YEARS 2001 AND 2000
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL YEARS 2001 AND 2000

RESULTS OF OPERATIONS

         The Company's net sales decreased by $18,987 or 8.9% to $193,333 during the first quarter of fiscal year 2001, from $212,320 during the first quarter of fiscal year 2000. The decrease was primarily due to the sale of the personal care business. Excluding the effect of the personal care business, net sales decreased by $1,209 or .6% during the first quarter of fiscal year 2001 to $193,333 from $194,542 during the first quarter of fiscal year 2000. The decrease in fiscal year 2001 was due primarily to lower sales of vitamin products, smoking cessation products, and cough and cold products partially offset by an increase in unit sales of analgesic and antacid products to existing customers.

         Gross profit decreased $2,854 during the first quarter of fiscal year 2001 compared to the same period of fiscal year 2000. The gross profit percent to net sales was 24.3% for the first quarter of fiscal year 2001 compared to 23.5% for the same period of fiscal year 2000. Excluding the personal care business, gross profit percent to net sales was 24.3% for the first quarter of fiscal year 2001 compared to 24.2% for the same period of fiscal year 2000.

         Operating expenses decreased $1,473 during the first quarter of fiscal year 2001 compared to the same period in fiscal year 2000. Operating expenses as a percent of net sales were 15.8% for the first quarter of fiscal year 2001 compared to 15.1% for the same period of fiscal year 2000. Operating expenses consist of distribution, research and development and selling and administrative expense. Distribution expense decreased $1,138 or 24.8% from the first quarter of fiscal year 2000 primarily due to the sale of the personal care business. Research and development expense increased $441 from the first quarter of fiscal year 2000. Selling and administrative expense decreased $776 from the first quarter of fiscal year 2000 and as a percent of net sales was 11.9% for the first quarter of fiscal year 2001 compared to 11.2% for the same period in fiscal year 2000. Selling and administrative expense decreased primarily due to the sale of the personal care business and lower promotion expenses partially offset by an increase in bad debt expense.

         Interest and other, net decreased $2,636 primarily due to a decrease in interest expense to $236 in the first quarter of fiscal year 2001 from $2,395 for the same period in fiscal year 2000. Interest expense decreased due to lower borrowing levels.

         The effective tax rate was 36.6% for the first quarter of fiscal year 2001 compared to 34.7% for the same period in fiscal year 2000. The lower effective tax rate in fiscal year 2000 was primarily due to foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal year 2001, working capital increased $10,910 and cash flow from operating activities was $32,641. Accounts payable increased $8,879, primarily due to seasonal production increases. Current and deferred income taxes decreased $22,209 primarily due to the receipt of a $16,000 federal income tax refund.

         Capital expenditures were $5,810 during the first quarter of fiscal year 2001. Capital expenditures for fiscal year 2001 are anticipated to be approximately $25,000 to $30,000, primarily for normal equipment replacement and productivity enhancements.

         The Company had no long-term debt at September 30, 2000 and had $175,000 available on its unsecured credit facility.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

         In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, please see Perrigo Company's Form 10-K for the fiscal year ended July 1, 2000, under the heading "Cautionary Note Regarding Forward-Looking Statements" for a discussion of certain important factors as they relate to forward-looking statements contained in this quarterly report.

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

               3(b) Restated Bylaws of Registrant, dated April 10, 1996, as amended, incorporated by reference from the Registrant's Form 10-K filed on September 6, 2000.

               4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996.

              10(a)* Registrant's Management Incentive Plan, incorporated by reference from Registration Statement No. 33-69324 filed by the Registrant on September 23, 1993.

              10(b)* Registrant's 1988 Employee Incentive Stock Option Plan, as amended on August 25, 2000.

              10(c)* Registrant's 1989 Non-Qualified Stock Option Plan for Directors, as amended on August 25, 2000.

              10(d)* Registrant's Restricted Stock Plan for Directors, dated November 6, 1997, incorporated by reference from Registrant's Form 10-K filed on October 6, 1998.

              10(e) Credit Agreement, dated September 23, 1999, between Registrant and Bank One, Michigan, incorporated by reference from the Registrant's Form 10-K filed on October 1, 1999.

              10(f) Guaranty Agreement, dated September 23, 1999, executed by L. Perrigo Company and Perrigo Company of South Carolina, Inc., in favor of the Agent and each Lender, incorporated by reference from the Registrant's Form 10-K filed on October 1, 1999.

              10(g)* Employment Agreement, Restricted Stock Agreement, Contingent Restricted Stock Agreement, and Noncompetition and Nondisclosure Agreement, dated April 19, 2000, between Registrant and David T. Gibbons, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2000.

              10(h)* Consulting Agreement, Noncompetition and Nondisclosure Agreement, and Indemnity Agreement, dated June 2, 2000, between Registrant and Michael J. Jandernoa, incorporated by reference from the Registrant's Form 10-K filed on September 6, 2000.

              27                 Financial Data Schedule

              * Denotes management contract or compensatory plan or arrangement.

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the first quarter of fiscal year 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       PERRIGO COMPANY
                            ------------------------------------
                                         (Registrant)





Date: October 25, 2000      By: /s/ David T. Gibbons
      -----------------     ----------------------------------------------------
                            David T. Gibbons
                            President and Chief Executive Officer






Date: October 25, 2000      By: /s/ Douglas R. Schrank
      -----------------     ----------------------------------------------------
                            Douglas R. Schrank
                            Executive Vice President and Chief Financial Officer
                            (Principal Accounting and Financial Officer)