Form 10-Q
period 2000-12-30
PERRIGO CO
filed 2001-01-29
CIK 820096

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

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 30, 2000
                                                -----------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM           TO
                                              ----------   -----------

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               MICHIGAN                                     38-2799573
   -------------------------------                     --------------------
   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          515 EASTERN AVENUE
          ALLEGAN, MICHIGAN                                    49010
       -----------------------                              ----------
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

                              YES   X       NO
                                  -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
        CLASS OF COMMON STOCK                       JANUARY 25, 2001
        ---------------------                     -------------------
             WITHOUT PAR                           73,467,271 SHARES

================================================================================

                        PERRIGO COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated statements of income-- For the quarter
         and the year-to-date ended December 30, 2000 and January 1, 2000    1

         Condensed consolidated balance sheets-- December 30, 2000
         and July 1, 2000                                                    2

         Condensed consolidated statements of cash flows-- For the
         year to date ended December 30, 2000 and January 1, 2000            3

         Notes to condensed consolidated financial statements--
         December 30, 2000                                                   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

Item 3.  Quantitative and Qualitative Disclosures About Market Risks         9


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 6.  Exhibits and Reports on Form 8-K                                   11


SIGNATURES                                                                  13

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                           Second Quarter                    Year-To-Date
                                   ----------------------------     ----------------------------
                                   December 30,      January 1,     December 30,      January 1,
                                       2000            2000            2000             2000
                                       ----            ----            ----             ----
Net sales                           $ 190,882        $ 200,688       $ 384,215        $ 413,008
Cost of sales                         138,787          152,616         285,181          315,143
PPA product withdrawal                 20,200               --          20,200               --
                                    ---------        ---------       ---------        ---------
Gross profit                           31,895           48,072          78,834           97,865
                                    ---------        ---------       ---------        ---------

Operating expenses
   Distribution                         3,961            3,682           7,418            8,450
   Research and development             3,470            3,876           7,428            7,393
   Selling and administration          24,178           21,487          47,269           45,181
   Unusual litigation                    (457)              --            (457)              --
                                    ---------        ---------       ---------        ---------
                                       31,152           29,045          61,658           61,024
                                    ---------        ---------       ---------        ---------

Operating income                          743           19,027          17,176           36,841
Interest and other, net                  (961)           2,049          (1,135)           4,511
                                    ---------        ---------       ---------        ---------

Income before income taxes              1,704           16,978          18,311           32,330
Income tax expense                        884            6,014           6,957           11,341
                                    ---------        ---------       ---------        ---------

Net income                          $     820        $  10,964       $  11,354        $  20,989
                                    =========        =========       =========        =========


Basic earnings per share            $    0.01        $    0.15       $    0.15        $    0.29
                                    =========        =========       =========        =========


Diluted earnings per share          $    0.01        $    0.15       $    0.15        $    0.29
                                    =========        =========       =========        =========

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    DECEMBER 30,     JULY 1,
                                                                       2000           2000
                                                                    -----------     ---------
            ASSETS                                                  (Unaudited)
Current assets
   Cash and cash equivalents                                         $  51,645      $   7,055
   Accounts receivable, net of allowances of $6,447 and
      $5,997, respectively                                              96,781         88,217
   Inventories                                                         121,473        126,935
   Refundable income taxes                                                  --         10,413
   Prepaid expenses and other current assets                             5,672          6,520
   Current deferred income taxes                                        11,462         11,123
   Assets held for sale                                                 18,382         18,382
                                                                     ---------      ---------
          Total current assets                                         305,415        268,645

Property and equipment                                                 349,149        338,447
   Less accumulated depreciation                                       156,601        144,867
                                                                     ---------      ---------
                                                                       192,548        193,580
Goodwill, net of accumulated amortization of $11,824 and
   $11,256, respectively                                                17,631         18,199
Other                                                                    5,426          5,640
                                                                     ---------      ---------
                                                                     $ 521,020      $ 486,064
                                                                     =========      =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                  $  70,282      $  63,172
   Notes payable                                                         8,728          8,884
   Payrolls and related taxes                                           16,877         14,987
   Accrued expenses                                                     30,199         24,105
   Income taxes                                                         12,216          2,772
                                                                     ---------      ---------
          Total current liabilities                                    138,302        113,920

Deferred income taxes                                                   18,967         19,462

Minority interest                                                          935            922

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
      none issued                                                           --             --
   Common stock, without par value, 200,000 shares authorized,
     73,464 and 73,489 issued, respectively                            102,283        102,750
   Unearned compensation                                                  (448)          (543)
   Accumulated other comprehensive income                                  323            249
   Retained earnings                                                   260,658        249,304
                                                                     ---------      ---------
          Total shareholders' equity                                   362,816        351,760
                                                                     ---------      ---------
                                                                     $ 521,020      $ 486,064
                                                                     =========      =========

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                             Year-To-Date
                                                        ------------------------
                                                        December 30,  January 1,
                                                           2000         2000
                                                           ----         ----
Cash Flows From (For) Operating Activities:
   Net income                                            $ 11,354      $ 20,989
   Depreciation and amortization                           11,766        11,016
                                                         --------      --------
                                                           23,120        32,005

   Accounts receivable                                     (9,903)      (34,515)
   Inventories                                              5,462        26,740
   Current and deferred income taxes                       19,023        10,649
   Assets held for sale                                        --         2,429
   Accounts payable                                         7,110        (9,807)
   Other                                                   10,401        (4,011)
                                                         --------      --------
         Net cash from operating activities                55,213        23,490
                                                         --------      --------
Cash Flows (For) From Investing Activities:
   Additions to property and equipment                    (10,116)       (7,643)
   Proceeds from sale of assets held for sale                  --        31,186
                                                         --------      --------
         Net cash (for) from investing activities         (10,116)       23,543
                                                         --------      --------
Cash Flows (For) From Financing Activities:
   Repayments of long-term debt                                --       (45,026)
   Repayments of short-term debt                             (156)         (109)
   Issuance of common stock                                    34           118
   Repurchase of common stock                                (502)           --
   Other                                                      117            20
                                                         --------      --------
         Net cash for financing activities                   (507)      (44,997)
                                                         --------      --------
Net Increase in Cash and Cash Equivalents                  44,590         2,036
Cash and Cash Equivalents, at Beginning of Period           7,055         1,695
                                                         --------      --------
Cash and Cash Equivalents, at End of Period              $ 51,645      $  3,731
                                                         ========      ========
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                         $    503      $  3,768
   Income taxes paid                                     $  5,352      $    510


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000
                                 (IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The Company has reclassified certain amounts in the prior year to conform with the current year presentation.

         Operating results for the quarter and year-to-date ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended July 1, 2000. See Note H regarding the inclusion of personal care operations for the periods presented.

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". Among other things, EITF 00-10 requires companies to classify as revenue any shipping and handling fees and costs billed to a customer. In accordance with this EITF, shipping costs billed to a customer are included in net sales and shipping expenses incurred by the Company are included in cost of sales in the consolidated statements of income. In previous years, shipping revenues and shipping costs were included in distribution expense. All periods presented have been reclassified to conform with the current year presentation.

NOTE B - INVENTORIES

         The components of inventories consist of the following:

                                             December 30,      July 1,
                                                2000            2000
                                                ----            ----
         Finished goods                       $ 48,771        $ 53,399
         Work in process                        45,628          47,920
         Raw materials                          27,074          25,616
                                              --------        --------
                                              $121,473        $126,935
                                              ========        ========

NOTE C - COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                Second Quarter          Year-to-Date
                                             --------------------    -------------------
                                               2001        2000        2001       2000
                                               ----        ----        ----       ----
Net income                                   $    820    $ 10,964    $ 11,354   $ 20,989

Other comprehensive income:
  Unrealized holding gains on securities           --         465          --        614
  Foreign currency translation adjustments       (156)        (65)         74        (48)
                                             --------    --------    --------   --------
Comprehensive income                         $    664    $ 11,364    $ 11,428   $ 21,555
                                             ========    ========    ========   ========

NOTE D - EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" Earnings per Share ("EPS") calculations follows:

                                                Second Quarter          Year-to-Date
                                             --------------------    -------------------
                                               2001        2000        2001       2000
                                               ----        ----        ----       ----
Numerator:
Net income used for both "basic"
  and "diluted" EPS calculation              $    820    $ 10,964    $ 11,354   $ 20,989
                                             ========    ========    ========   ========
Denominator:
Weighted average shares outstanding
  for the period - used for "basic"
  EPS calculation                              73,522      73,348      73,513     73,337
Dilutive effect of stock options                  431         177         428        190
                                             --------    --------    --------   --------
Weighted average shares outstanding
  for the period - used for "diluted"
  EPS calculation                              73,953      73,525      73,941     73,527
                                             ========    ========    ========   ========

NOTE E - COMMITMENTS AND CONTINGENCIES

         In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violations of antitrust laws. The case is proceeding to trial and discovery activities continue. In the second quarter of fiscal year 2001, the Company received a settlement payment from a minor defendant of $457, net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. The Company can make no prediction as to the outcome of the litigation with the remaining defendants.

NOTE F - SHAREHOLDERS' EQUITY

         On November 13, 2000, the Company announced a common share repurchase program. The program allows for the repurchase of up to $20,000 of common shares, subject to market conditions. Purchases are made on the open market and are funded by cash from operations. The Company purchased 75 shares for $502 during the second quarter of fiscal year 2001.

NOTE G - PRODUCT WITHDRAWAL

         On November 8, 2000, in response to recommendations by the Food and Drug Administration ("FDA"), the Company voluntarily halted shipments of all products containing the ingredient Phenylpropanolamine ("PPA"), effective immediately. In the second quarter of fiscal year 2001, the Company recorded sales returns of $14,000 with a negative impact on gross profit of $3,800. Additionally, the Company recorded a charge of $20,200 in cost of sales related to the cost of returned product, product on hand, and product disposal costs. These PPA charges reduced earnings $0.21 per share in the second quarter of fiscal year 2001. In addition, the effect of not having replacement products is expected to reduce earnings $0.03 to $0.04 per share for the remainder of fiscal year 2001. Replacement products are expected to be available for next year's cough and cold season.

NOTE H - RESTRUCTURING COSTS

         Fiscal year 2000 reflects one month of the personal care business. Net sales for the personal care business were zero and $17,778 for the first half of fiscal years 2001 and 2000, respectively. The Company does not maintain operating income information by its main product lines; however, based on the incremental approach, the Company estimates that the pre-tax operating income for the personal care business was $1,000 for the first half of fiscal year 2000. Included in pre-tax operating income is the effect of suspending personal care depreciation of $700 for fiscal year 2000.

         Assets held for sale were $18,382 at December 30, 2000 and are comprised of the LaVergne, Tennessee logistics facility. The Company intends to sell this facility in fiscal year 2001. The effect of suspending depreciation on this facility was $400 and $430 for the first half of fiscal years 2001 and 2000, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          SECOND QUARTER AND FIRST HALF OF FISCAL YEARS 2001 AND 2000
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL YEARS 2001 AND 2000

RESULTS OF OPERATIONS

         On November 8, 2000, in response to recommendations by the Food and Drug Administration ("FDA"), the Company voluntarily halted shipments of all products containing the ingredient Phenylpropanolamine ("PPA"), effective immediately. In the second quarter of fiscal year 2001, the Company recorded sales returns of $14,000 with a negative impact on gross profit of $3,800. Additionally, the Company recorded a charge of $20,200 in cost of sales related to the cost of returned product, product on hand, and product disposal costs. These PPA charges reduced earnings $0.21 per share in the second quarter of fiscal year 2001. In addition, the effect of not having replacement products is expected to reduce earnings $0.03 to $0.04 per share for the remainder of fiscal year 2001. Replacement products are expected to be available for next year's cough and cold season.

         The Company's net sales decreased $9,806 or 5% to $190,882 during the second quarter of fiscal year 2001, from $200,688 during the second quarter of fiscal year 2000, primarily due to the PPA charge of $14,000 noted above. Excluding this charge, net sales increased $4,194 or 2% during the second quarter of fiscal year 2001.

         Gross profit decreased $16,177 or 34% during the second quarter of fiscal year 2001 compared to the same period of fiscal year 2000. The decrease was primarily due to the $20,200 PPA product charge and the gross profit charge of $3,800 related to PPA sales returns and was partially offset by lower inventory obsolescence expense.

         The gross profit percent to net sales was 16.7% for the second quarter of fiscal year 2001 compared to 24.0% for the same period of fiscal year 2000. Gross profit percent to net sales for the second quarter of fiscal year 2001 was negatively impacted by the $20,200 PPA product charge and was positively impacted by lower obsolescence expense.

         Operating expenses increased $2,107 or 7% during the second quarter of fiscal year 2001 compared to the same period in fiscal year 2000. Operating expenses as a percent to net sales were 16.3% for the second quarter of fiscal year 2001 compared to 14.5% for the same period of fiscal year 2000. Operating expenses consist of distribution, research and development, selling and administration and unusual litigation. Selling and administration increased $2,691 from the second quarter of fiscal year 2000 and as a percent to net sales was 12.7% for the second quarter of fiscal year 2001 compared to 10.7% for the same period in fiscal year 2000. The increase in selling and administration was primarily due to salaries and wages. Unusual litigation income was $457 for the second quarter of fiscal year 2001. See Note E to the consolidated financial statements.

         Interest and other, net decreased $3,010 primarily due to interest income of $586 in the second quarter of fiscal year 2001 compared to interest expense of $2,420 for the same period in fiscal year 2000. Interest expense decreased due to lower borrowing levels.

         The effective tax rate was 51.9% for the second quarter of fiscal year 2001 compared to 35.4% for the same period in fiscal year 2000. The effective tax rate for the second quarter of fiscal year 2001 was significantly impacted by the decrease in earnings resulting from the PPA withdrawal charges.

FIRST HALF OF FISCAL YEARS 2001 AND 2000

         The Company's net sales decreased $28,793 or 7% to $384,215 for the first half of fiscal year 2001, from $413,008 for the same period of fiscal year 2000, primarily due to the PPA charge of $14,000 noted previously and the sale of the personal care business. Excluding the PPA charge in fiscal year 2001 and the net sales of the personal care business of $17,778 in fiscal year 2000, net sales increased by $2,985 for the first half of fiscal year 2001.

         Gross profit decreased $19,031 during the first half of fiscal year 2001 compared to the same period of fiscal year 2000. The decrease was primarily due to the $20,200 PPA product charge and the gross profit charge of $3,800 related to PPA sales returns and was partially offset by lower inventory obsolescence expense. Additionally, gross profit for the first half of fiscal year 2000 included $2,617 for the personal care business.

         The gross profit percent to net sales was 20.5% for the first half of fiscal year 2001 compared to 23.7% for the same period of fiscal year 2000. The gross profit percent to net sales for the first half of fiscal year 2001 was negatively impacted by the $20,200 PPA product charge, and was positively impacted by lower obsolescence expense. Gross profit percent to net sales of the personal care business negatively impacted the percent to net sales for the first half of fiscal year 2000.

         Operating expenses increased $634 or 1% for the first half of fiscal year 2001 compared to the same period in fiscal year 2000. Operating expenses as a percent to net sales were 16.0% for the first half of fiscal year 2001 compared to 14.8% for the same period of fiscal year 2000. Distribution decreased $1,032 from the first half of fiscal year 2000 primarily due to the sale of the personal care business. Selling and administration increased $2,088 from the first half of fiscal year 2000 and as a percent to net sales was 12.3% for the first half of fiscal year 2001 compared to 10.9% for the same period in fiscal year 2000. Selling and administration increased primarily due to bad debt expense and salaries and wages, partially offset by lower promotional expense. Unusual litigation income was $457 for the first half of fiscal year 2001. See Note E to the consolidated financial statements.

         Interest and other, net decreased $5,646 primarily due to interest income of $350 in the first half of fiscal year 2001 compared to interest expense of $4,815 for the same period in fiscal year 2000. Interest expense decreased due to lower borrowing levels.

         The effective tax rate was 38.0% for the second quarter of fiscal year 2001 compared to

35.1% for the same period in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

         For the first half of fiscal year 2001, working capital increased $12,388 and cash flow from operating activities was $55,213. Accounts receivable increased $9,903 primarily due to seasonal sales increases, partially offset by the PPA sales returns. Accounts payable increased $7,110, primarily due to seasonal production increases. Current and deferred income taxes decreased $19,023 primarily due to the receipt of a $16,000 federal income tax refund.

         Capital expenditures were $10,116 for the first half of fiscal year 2001. Capital expenditures for fiscal year 2001 are anticipated to be approximately $25,000 to $30,000, primarily for normal equipment replacement and productivity enhancements.

         On November 13, 2000, the Company announced a common share repurchase program. The program allows for the repurchase of up to $20,000 of common shares, subject to market conditions. Purchases are made on the open market and are funded by cash from operations. The Company purchased 75 shares for $502 during the second quarter of fiscal year 2001.

         The Company had no long-term debt at December 30, 2000 and had $175,000 available on its unsecured credit facility.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Shareholders' Meeting held on October 31, 2000, the Company's shareholders voted on the following matters:

1. Election of three directors of the Company;
2. Approval of amendment to the Company's Employee Incentive Stock Option Plan; and
3. Approval of amendment to the Company's Non-Qualified Stock Option Plan for Directors.

         The tabulation of votes provided by the Inspector of Election was as follows:

           Proposal                                   Voting Tabulation
           --------                                   -----------------

1. ELECTION OF DIRECTORS

        Nominee                            For         Withhold/Against
        -------                            ---         ----------------

   F. Folsom Bell                      55,049,343          8,663,221
   David T. Gibbons                    60,624,031          3,088,532
   Richard G. Hansen                   60,613,174          3,099,389

   OTHER DIRECTORS WHOSE TERM OF OFFICE CONTINUES

   Peter R. Formanek
   Larry D. Fredricks
   L. R. Jalenak, Jr.
   Michael J. Jandernoa
   Herman Morris, Jr.

2. APPROVAL OF AMENDMENT TO THE COMPANY'S EMPLOYEE INCENTIVE STOCK OPTION PLAN

                                            For          Against      Abstain
                                            ---          -------      -------

                                        55,307,818      7,838,470     566,275

3. APPROVAL OF AMENDMENT TO THE COMPANY'S NON-QUALIFIED STOCK OPTION PLAN FOR DIRECTORS

                                            For          Against      Abstain
                                            ---          -------      -------

                                        56,135,374      6,999,566     577,624

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              Exhibit Number       Description
              --------------       -----------

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

              10(b)* Registrant's 1988 Employee Incentive Stock Option Plan, as amended on August 25, 2000, incorporated by reference from Registrant's Form 10-Q filed on October 25, 2000.

              10(c)* Registrant's 1989 Non-Qualified Stock Option Plan for Directors, as amended on August 25, 2000, incorporated by reference from Registrant's Form 10-Q filed on October 25, 2000.

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

          (b) Reports on Form 8-K

              The Company filed a report on Form 8-K on October 31, 2000 that announced it held its Annual Shareholders' Meeting in Allegan, Michigan.

              The Company filed a report on Form 8-K on November 8, 2000 that announced it had voluntarily halted shipments of all products containing PPA, effective immediately, in response to recommendations from the FDA.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     PERRIGO COMPANY
                                           -------------------------------------
                                                       (Registrant)





Date: January 26, 2001                     By: /s/David T. Gibbons
      -------------------------            -------------------------------------
                                           David T. Gibbons
                                           President and Chief Executive Officer





Date: January 26, 2001                     By: /s/Douglas R. Schrank
      -------------------------            -------------------------------------
                                           Douglas R. Schrank
                                           Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Accounting and Financial Officer)