Form 10-Q
period 2001-03-31
PERRIGO CO
filed 2001-05-03
CIK 820096

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                                                 --------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM          TO
                                                 ----------  ---------

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            MICHIGAN                                     38-2799573
-------------------------------                      ------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

       515 EASTERN AVENUE
        ALLEGAN, MICHIGAN                                  49010
-------------------------------                      ------------------
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

                                    YES X NO
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
     CLASS OF COMMON STOCK                          APRIL 16, 2001
     ---------------------                        -----------------
          WITHOUT PAR                             73,488,738 SHARES


================================================================================

                        PERRIGO COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated statements of income -- For the quarter
         and the year-to-date ended March 31, 2001 and April 1, 2000           1

         Condensed consolidated balance sheets -- March 31, 2001
         and July 1, 2000                                                      2

         Condensed consolidated statements of cash flows -- For the
         year-to-date ended March 31, 2001 and April 1, 2000                   3

         Notes to condensed consolidated financial statements --
         March 31, 2001                                                        4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7

Item 3.  Quantitative and Qualitative Disclosures About Market Risks           9

PART II. OTHER INFORMATION

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    13


                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                         Third Quarter                  Year-To-Date
                                   -------------------------      -------------------------
                                   March 31,        April 1,      March 31,        April 1,
                                      2001            2000          2001             2000
                                   ---------       ---------      ---------       ---------
Net sales                          $ 191,956       $ 184,528      $ 576,171       $ 597,536
Cost of sales                        144,472         148,264        429,653         463,407
PPA product discontinuation               --              --         20,200              --
                                   ---------       ---------      ---------       ---------
Gross profit                          47,484          36,264        126,318         134,129
                                   ---------       ---------      ---------       ---------

Operating expenses
   Distribution                        4,080           4,071         11,498          12,521
   Research and development            5,202           2,799         12,630          10,192
   Selling and administration         24,410          19,407         71,679          64,588
   Unusual litigation                   (538)             --           (995)             --
                                   ---------       ---------      ---------       ---------
                                      33,154          26,277         94,812          87,301
                                   ---------       ---------      ---------       ---------

Operating income                      14,330           9,987         31,506          46,828
Interest and other, net               (1,687)             10         (2,822)          4,521
                                   ---------       ---------      ---------       ---------

Income before income taxes            16,017           9,977         34,328          42,307
Income tax expense                     5,916           3,602         12,873          14,943
                                   ---------       ---------      ---------       ---------

Net income                         $  10,101       $   6,375      $  21,455       $  27,364
                                   =========       =========      =========       =========


Basic earnings per share           $    0.14       $    0.09      $    0.29       $    0.37
                                   =========       =========      =========       =========


Diluted earnings per share         $    0.14       $    0.09      $    0.29       $    0.37
                                   =========       =========      =========       =========


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      MARCH 31,         JULY 1,
                                                                        2001             2000
                                                                      ---------       ---------
                                                                     (Unaudited)
          ASSETS
Current assets
   Cash and cash equivalents                                          $  70,226       $   7,055
   Accounts receivable, net of allowances of $6,444 and
      $5,997, respectively                                               87,411          88,217
   Inventories                                                          131,518         126,935
   Refundable income taxes                                                   --          10,413
   Prepaid expenses and other current assets                              5,966           6,520
   Current deferred income taxes                                         11,462          11,123
   Assets held for sale                                                  18,382          18,382
                                                                      ---------       ---------
          Total current assets                                          324,965         268,645


Property and equipment                                                  354,643         338,447
   Less accumulated depreciation                                        160,852         144,867
                                                                      ---------       ---------
                                                                        193,791         193,580

Goodwill, net                                                            17,347          18,199
Other                                                                     5,421           5,640
                                                                      ---------       ---------
                                                                      $ 541,524       $ 486,064
                                                                      =========       =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                   $  72,550       $  63,172
   Notes payable                                                         10,099           8,884
   Payrolls and related taxes                                            22,420          14,987
   Accrued expenses                                                      29,310          24,105
   Income taxes                                                          15,060           2,772
                                                                      ---------       ---------
          Total current liabilities                                     149,439         113,920

Deferred income taxes                                                    18,967          19,462
Minority interest                                                           903             922

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
      none issued                                                            --              --
   Common stock, without par value, 200,000 shares authorized,
     73,433 and 73,301 issued, respectively                             101,853         102,750
   Unearned compensation                                                   (499)           (543)
   Accumulated other comprehensive income                                   102             249
   Retained earnings                                                    270,759         249,304
                                                                      ---------       ---------
          Total shareholders' equity                                    372,215         351,760
                                                                      ---------       ---------
                                                                      $ 541,524       $ 486,064
                                                                      =========       =========

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                Year-To-Date
                                                          -------------------------
                                                          March 31,        April 1,
                                                            2001             2000
                                                          ---------       ---------
Cash Flows From (For) Operating Activities:
   Net income                                             $  21,455       $  27,364
   Depreciation and amortization                             18,055          16,987
                                                          ---------       ---------
                                                             39,510          44,351

   Accounts receivable                                         (533)         (7,220)
   Inventories                                               (4,583)         58,290
   Current and deferred income taxes                         21,867          14,359
   Assets held for sale                                          --           2,429
   Accounts payable                                           9,378         (21,400)
   Payables and related taxes                                 7,433          (4,165)
   Accrued expenses                                           5,205          (5,782)
   Other                                                      1,774           5,212
                                                          ---------       ---------
         Net cash from operating activities                  80,051          86,074
                                                          ---------       ---------

Cash Flows (For) From Investing Activities:
   Additions to property and equipment                      (17,373)        (10,634)
   Proceeds from sale of assets held for sale                    --          31,186
                                                          ---------       ---------
         Net cash (for) from investing activities           (17,373)         20,552
                                                          ---------       ---------

Cash Flows (For) From Financing Activities:
   Repayment of long-term debt, net                              --        (108,126)
   Borrowings of short-term debt, net                         1,215             476
   Issuance of common stock                                     162             134
   Repurchase of common stock                                (1,060)             --
   Other                                                        176              78
                                                          ---------       ---------
         Net cash from (for) financing activities               493        (107,438)
                                                          ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents         63,171            (812)
Cash and Cash Equivalents, at Beginning of Period             7,055           1,695
                                                          ---------       ---------
Cash and Cash Equivalents, at End of Period               $  70,226       $     883
                                                          =========       =========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                          $   1,342       $   4,598
   Income taxes paid                                      $   9,102       $     764


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                 (IN THOUSANDS)

NOTE A -- Summary of Significant Accounting Policies

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

         Operating results for the quarter and year-to-date ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended July 1, 2000. See Note H regarding the inclusion of personal care operations for the periods presented.

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". Among other things, EITF 00-10 requires companies to classify as revenue any shipping and handling fees and costs billed to a customer. In accordance with this EITF, shipping costs billed to a customer are included in net sales; shipping expenses incurred by the Company are included in cost of sales in the consolidated statements of income. In previous years, shipping revenues and shipping costs were included in distribution expense. All periods presented have been reclassified to conform with the current year presentation.

NOTE B -- Inventories

         The components of inventories consist of the following:

                              March 31, 2001    July 1, 2000
                              --------------    ------------
         Finished goods          $ 53,971         $ 53,399
         Work in process           47,926           47,920
         Raw materials             29,621           25,616
                                 --------         --------
                                 $131,518         $126,935
                                 ========         ========

NOTE C - COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                           Third Quarter                 Year-to-Date
                                                      -----------------------       -----------------------
                                                        2001           2000           2001           2000
                                                      --------       --------       --------       --------
Net income                                            $ 10,101       $  6,375       $ 21,455       $ 27,364

Other comprehensive income:
  Unrealized holding gains on securities                    --            672             --          1,286
  Reclassification adjustment for gains realized
    in net income                                           --         (1,286)            --         (1,286)
                                                      --------       --------       --------       --------
     Net unrealized losses on investments                   --           (614)            --             --

 Foreign currency translation adjustments                 (221)            (2)          (147)           (50)
                                                      --------       --------       --------       --------

Comprehensive income                                  $  9,880       $  5,759       $ 21,308       $ 27,314
                                                      ========       ========       ========       ========

NOTE D - EARNINGS PER SHARE

         A reconciliation of the numerators and denominators used in the "basic" and "diluted" Earnings per Share ("EPS") calculations follows:

                                                           Third Quarter                 Year-to-Date
                                                      -----------------------       -----------------------
                                                        2001           2000           2001           2000
                                                      --------       --------       --------       --------
Numerator:
Net income used for both "basic"
  and "diluted" EPS calculations                      $ 10,101       $  6,375       $ 21,455       $ 27,364

Denominator:
Weighted average shares outstanding
  for the period -- used for "basic"
  EPS calculation                                       73,468         73,367         73,485         73,347
Dilutive effect of stock options                         1,084            170            597            184
                                                      --------       --------       --------       --------
Weighted average shares outstanding
  for the period -- used for "diluted"
  EPS calculation                                       74,552         73,537         74,081         73,531
                                                      ========       ========       ========       ========

NOTE E -- Commitments and Contingencies

         In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violations of antitrust laws. The case is proceeding to trial and discovery activities continue. The

Company received settlement payments from minor defendants of $538 and $995 for the third quarter and year-to-date fiscal year 2001, respectively. The settlement payments were net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. The Company can make no prediction as to the outcome of the litigation with the remaining defendants.

NOTE F -- SHAREHOLDERS' EQUITY

         On November 13, 2000, the Company announced a common share repurchase program. The program allows for the repurchase of up to $20,000 of common shares, subject to market conditions. Purchases are made on the open market and are funded by cash from operations. The Company purchased 134 shares for $1,060 during fiscal year 2001.

NOTE G -- PRODUCT DISCONTINUATION

         On November 8, 2000, in response to recommendations by the Food and Drug Administration ("FDA"), the Company voluntarily discontinued production and halted shipments of all products containing the ingredient Phenylpropanolamine ("PPA"), effective immediately. In the second quarter of fiscal year 2001, the Company recorded sales returns of $14,000 with a negative impact on gross profit of $3,800. Additionally, the Company recorded a charge of $20,200 in cost of sales related to the cost of returned product, product on hand, and product disposal costs. These PPA charges reduced earnings $0.21 per share in the second quarter of fiscal year 2001. Replacement products are expected to be available for next year's cough and cold season.

NOTE H -- RESTRUCTURING COSTS

         Fiscal year 2000 reflects one month of the personal care business. Net sales for the personal care business were zero and $17,778 for year-to-date fiscal years 2001 and 2000, respectively. The Company does not maintain operating income information by its main product lines; however, based on the incremental approach, the Company estimates that the pre-tax operating income for the personal care business was $1,000 for year-to-date fiscal year 2000. Included in pre-tax operating income is the effect of suspending personal care depreciation of $700 for fiscal year 2000.

         Assets held for sale were $18,382 at March 31, 2001 and are comprised of the LaVergne, Tennessee logistics facility. The Company intends to sell this facility within the next twelve months. The effect of suspending depreciation on this facility was $600 and $640 for the year-to-date fiscal years 2001 and 2000, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THIRD QUARTER AND YEAR-TO-DATE FISCAL YEARS 2001 AND 2000
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEARS 2001 AND 2000

RESULTS OF OPERATIONS

         The Company's net sales increased $7,428 or 4% to $191,956 during the third quarter of fiscal year 2001, from $184,528 during the third quarter of fiscal year 2000. The increase was due primarily to higher unit sales of analgesic and vitamin products to existing customers, partially offset by lower sales of smoking cessation aids.

         Gross profit increased $11,220 or 31% during the third quarter of fiscal year 2001 compared to the same period of fiscal year 2000. The gross profit percent to net sales was 24.7% for the third quarter of fiscal year 2001 compared to 19.7% for the same period of fiscal year 2000. In the third quarter of fiscal year 2000, gross profit dollars and percent to net sales were negatively impacted by higher than normal obsolescence expenses of $7,000 and fixed production costs of $4,000 expensed due to lower than normal production levels.

         Operating expenses increased $6,877 or 26% during the third quarter of fiscal year 2001 compared to the same period in fiscal year 2000. Operating expenses as a percent to net sales were 17.3% for the third quarter of fiscal year 2001 compared to 14.2% for the same period of fiscal year 2000. Operating expenses consist of distribution, research and development, selling and administration and unusual litigation. Research and development increased $2,403 from the third quarter of fiscal year 2000 primarily due to expenses related to the development of new products and products switching from prescription to over-the-counter. Selling and administration increased $5,003 from the third quarter of fiscal year 2000 and as a percent to net sales was 12.7% for the third quarter of fiscal year 2001 compared to 10.5% for the same period in fiscal year 2000. The increase in selling and administration was primarily due to salaries, wages and bonuses. Unusual litigation income was $538 for the third quarter of fiscal year 2001. See Note E to the consolidated financial statements.

         Interest and other, net decreased $1,697. In the third quarter of fiscal year 2001, interest income was $904 resulting from a strong cash position and no long-term debt. Interest expense was $1,676 for the same period in fiscal year 2000. Other income for the third quarter of fiscal year 2001 was $783 compared to other income of $1,666 for the same period of fiscal year 2000. Other income for the third quarter of fiscal year 2000 included the gain of $1,300 on the sale of an investment classified as available-for-sale.

         The effective tax rate was 36.9% for the third quarter of fiscal year 2001 compared to 36.1% for the same period in fiscal year 2000.

YEAR-TO-DATE FISCAL YEARS 2001 AND 2000

         On November 8, 2000, in response to recommendations by the Food and Drug Administration ("FDA"), the Company voluntarily discontinued production and halted shipments of all products containing the ingredient Phenylpropanolamine ("PPA"), effective immediately. In the second quarter of fiscal year 2001, the Company recorded sales returns of $14,000 with a negative impact on gross profit of $3,800. Additionally, the Company recorded a charge of $20,200 in cost of sales related to the cost of returned product, product on hand, and product disposal costs. These PPA charges reduced earnings $0.21 per share in the second quarter of fiscal year 2001. Replacement products are expected to be available for next year's cough and cold season.

         The Company's net sales decreased $21,365 or 4% to $576,171 for the year-to-date fiscal year 2001, from $597,536 for the same period of fiscal year 2000, primarily due to the PPA charge of $14,000 noted previously and the sale of the personal care business. Excluding the PPA charge in fiscal year 2001 and the net sales of the personal care business of $17,778 in fiscal year 2000, net sales increased $10,413 for the year-to-date fiscal year 2001. The increase was primarily due to higher unit sales to existing customers of analgesic and antacid products, partially offset by lower sales of smoking cessation aids.

         Gross profit decreased $7,811 for the year-to-date fiscal year 2001 compared to the same period of fiscal year 2000. Gross profit for the year-to-date fiscal year 2001 was negatively impacted by the $20,200 PPA product charge and the gross profit charge of $3,800 related to PPA sales returns. Additionally, gross profit for the year-to-date fiscal year 2000 included $2,617 for the personal care business.

         The gross profit percent to net sales was 21.9% for the year-to-date fiscal year 2001 compared to 22.4% for the same period of fiscal year 2000. The gross profit percent to net sales for the year-to-date fiscal year 2001 was negatively impacted by the $20,200 PPA product charge. Gross profit percent to net sales for the year-to-date fiscal year 2000 was negatively impacted by higher than normal obsolescence expenses of $7,000, fixed production costs of $4,000 expensed due to lower than normal production levels, and the personal care business.

         Operating expenses increased $7,511 or 9% for the year-to-date fiscal year 2001 compared to the same period in fiscal year 2000. Operating expenses as a percent to net sales were 16.5% for the year-to-date fiscal year 2001 compared to 14.6% for the same period of fiscal year 2000. Distribution decreased $1,023 from the year-to-date fiscal year 2000 primarily due to the sale of the personal care business. Research and development increased $2,438 from the year-to-date fiscal year 2000 primarily due to expenses related to the development of new products and products switching from prescription to over-the-counter. Selling and administration increased $7,091 from the year-to-date fiscal year 2000 and as a percent to net sales was 12.4% for the year-to-date fiscal year 2001 compared to 10.8% for the same period in fiscal year 2000. Selling and administration increased primarily due to salaries, wages and bonuses, partially offset by lower promotional expense. Unusual litigation income was $995 for the year-to-date fiscal year 2001. See Note E to the consolidated financial statements.

         Interest and other, net decreased $7,343. For year-to-date fiscal year 2001, interest income was $1,254 resulting from a strong cash position and no long-term debt. Interest expense was $6,491 for the same period in fiscal year 2000.

         The effective tax rate was 37.5% for the year-to-date fiscal year 2001 compared to 35.3% for the same period in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

         For the year-to-date fiscal year 2001, working capital, excluding cash, decreased $42,370 and cash flow from operating activities was $80,051. Cash and cash equivalents increased from $7,055 to $70,226. Current and deferred income taxes decreased $21,867 primarily due to the receipt of a $16,000 federal income tax refund. Accounts payable increased $9,378 primarily due to normal production levels in the current year-to-date period. Accounts payable decreased for the same period last year primarily due to inventory reduction initiatives. Payrolls and related taxes increased $7,433 in the current year-to-date period primarily due to higher salaries, wages and bonuses as well as the timing of certain payments. Accrued expenses increased $5,205 in the year-to-date fiscal year 2001 primarily due to the timing of certain payments.

         Capital expenditures were $17,373 for year-to-date fiscal year 2001. Capital expenditures for fiscal year 2001 are anticipated to be approximately $25,000 to $30,000, primarily for normal equipment replacement, productivity enhancements and capacity additions.

         On November 13, 2000, the Company announced a common share repurchase program. The program allows for the repurchase of up to $20,000 of common shares, subject to market conditions. Purchases are made on the open market and are funded by cash from operations. The Company purchased 134 shares for $1,060 for year-to-date fiscal year 2001.

         The Company had no long-term debt at March 31, 2001 and had $175,000 available on its unsecured credit facility.

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

PART II. OTHER INFORMATION

Item 5.  Other Information

         Government Regulations - Food and Drug Administration (FDA)

                  On May 2, 2001, the Company was notified by the FDA Detroit District Office that it has recommended that Abbreviated New Drug Applications (ANDAs) for two of the Company's products approved for manufacturing at its Allegan, Michigan facility. This recommendation grew out of an FDA inspection and follow-up review that was conducted in March 2001, following the FDA's issuance of a Warning Letter in August 2000. It is now anticipated that final approval of the Company's ANDAs will not be withheld due to issues identified in the August 2000 Warning Letter.

                  In August 2000, the Company received a Warning Letter from the FDA primarily related to manufacturing issues identified during the FDA's April 2000 inspection of its Allegan facilities. The Warning Letter also identified certain issues related to the Company's Quality Systems. In response to the Warning Letter, the Company met with the FDA to discuss the manufacturing and Quality Systems issues. The Company is implementing remedial action to address the manufacturing issues and has completed a Global Improvement Plan (GIP) with the help of outside consultants to ensure that the Company's Quality Systems comply with "Current Good Manufacturing Practices" (cGMP) on an on-going basis. The GIP Plan includes a review of the Quality Systems, formulation of revisions to the Quality Systems, a plan to implement identified changes and a plan to audit and measure the effectiveness of the corrective action taken. The Company has already taken comprehensive corrective action as outlined in the GIP Plan and will continue to implement the GIP Plan on an on-going basis to ensure compliance with cGMP.

                  The manufacturing, testing, packaging, distribution, labeling, advertising and sale of the Company's products are subject to regulation by one or more United States agencies, including the FDA. The FDA exercises authority over three aspects of the Company's business: (i) the operation of manufacturing, testing and packaging facilities, (ii) the labeling and marketing of over-the-counter (OTC) pharmaceutical drug products, and (iii) the labeling and marketing of dietary supplements.

                  On an on-going basis, the FDA reviews the safety and efficacy of OTC pharmaceutical products and monitors the labeling, advertising and other matters related to the promotion and sale of such products. The FDA also regulates the facilities and procedures used to manufacture OTC pharmaceuticals and all facilities must be registered with the FDA and all products made in those facilities must be manufactured in accordance with cGMP established by the FDA. Compliance with cGMP guidelines entails a dedication of substantial resources and requires significant costs.

                  The FDA performs periodic inspections to ensure that the Company's facilities remain in compliance with cGMP regulations. The failure of a facility to be in compliance may lead to regulatory action that could result in production interruptions, product recalls or delays in new drug approvals. The impact of one or more of these actions could have a material adverse effect on the Company's business.

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

          (b)     Reports on Form 8-K

                           The Company filed a Form 8-K on March 6, 2001
                  announcing that on March 5, 2001, the FDA initiated an inspection and follow-up review related to the Warning Letter received by the Company in August 2000. The letter addressed manufacturing and quality systems issues identified during FDA inspections of the Company's Allegan, Michigan facilities. The Company subsequently has been implementing corrective actions at the facilities to address these issues. The FDA's reinspection of the Allegan facilities and review of corrective action was expected by the Company. The Company cannot predict whether its remedial actions will resolve the FDA's concerns or if the FDA will take any further action.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        PERRIGO COMPANY
                              ------------------------------------
                                          (Registrant)





Date: May 3, 2001    By: /s/David T. Gibbons
     --------------  ---------------------------------------------------
                            David T. Gibbons
                            President and Chief Executive Officer






Date: May 3, 2001    By: /s/Douglas R. Schrank
     --------------  ---------------------------------------------------
                            Douglas R. Schrank
                            Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)