Form 10-K
period 2001-06-30
PERRIGO CO
filed 2001-09-07
CIK 820096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on August 28, 2001 as reported on the NASDAQ National Market System, was approximately $1,115,456,814. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 28, 2001 the registrant had outstanding 74,881,037 shares of common stock.

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting on October 30, 2001 are incorporated by reference into Part III.

                                     PART I.

Item 1.   Business of the Company.   (Dollar amounts in thousands)

GENERAL

Perrigo Company (the Company), established in 1887, is the nation's largest manufacturer of store brand over-the-counter (OTC) pharmaceutical products and also manufactures store brand nutritional products. Store brand products are sold under a retailer's own label and compete with nationally advertised brand name products. The Company attributes its leadership position in the store brand market to its comprehensive product assortment and to its commitment to product quality, customer service, retailer marketing support and low cost production.

The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as Albertson's, CVS, Kmart, Kroger, Safeway, Target, Walgreens and Wal-Mart and major wholesalers such as Fleming, McKesson and Super Valu.

The Company operates in one reportable business segment, store brand health care, and markets a broad line of products that are comparable in quality and effectiveness to national brand products. These products include OTC pharmaceuticals such as analgesics, antacids, cough and cold remedies, feminine hygiene, laxatives, smoking cessation and suppositories; and nutritional products such as herbals, natural and synthetic vitamins, and nutritional drinks. The cost to the customer of a store brand product is significantly lower than that of a nationally advertised brand name product. The customer therefore can price a store brand product below the competing national brand product while still realizing a higher profit margin. Generally, the retailers' dollar profit per unit of store brand product sold is higher than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a quality product at a price below a comparable national brand product.

The Company currently manufactures and markets certain products under its own brand name Good Sense(R). The Company also manufactures products under contract for marketers of national brand products.

The Company's principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan 49010, its telephone number is (616) 673-8451 and its fax number is (616) 673-7535. The Company operates primarily through two wholly owned domestic subsidiaries, L. Perrigo Company and Perrigo Company of South Carolina, Inc., and three wholly owned foreign subsidiaries, Perrigo de Mexico S.A. de C.V., Quimica y Farmacia, S.A. de C.V. and Wrafton Laboratories Ltd. As used herein, "the Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

SIGNIFICANT DEVELOPMENTS DURING FISCAL YEAR 2001

Product Discontinuation

In November 2000, in response to recommendations by the United States Food and Drug Administration (FDA), the Company voluntarily discontinued production and halted shipments of all products containing the ingredient phenylpropanolamine
(PPA), effective immediately. In the second and fourth quarters, the Company recorded total net sales returns of $12,500, with a negative impact on gross profit of $3,400. Additionally, the Company recorded a net charge of $17,600 in cost of sales related to the cost of returned product, product on hand, and product disposal costs. These PPA charges reduced earnings $0.18 per share in fiscal year 2001. Replacement products for most of the PPA-containing products began shipping in the fourth quarter of fiscal year 2001.

Current Good Manufacturing Practices

In August 2000, the Company received a Warning Letter from the FDA primarily related to manufacturing issues identified during the FDA's April 2000 inspection of its Allegan facilities. The Warning Letter also identified certain issues related to the Company's Quality Systems. In response to the Warning Letter, the Company met with the FDA to discuss the manufacturing and Quality Systems issues. The Company is implementing remedial action to address the manufacturing issues and has completed a Global Improvement Plan (GIP) with the help of outside consultants to ensure that the Company's Quality Systems comply with "Current Good Manufacturing Practices" (cGMP) on an on-going basis. The GIP includes a review of the Quality Systems, formulation of revisions to the Quality Systems, a plan to implement identified changes and a plan to audit and measure the effectiveness of the corrective action taken. The Company has already taken comprehensive corrective action as outlined in the GIP and will continue to implement the GIP on an on-going basis to ensure compliance with cGMP. Failure to be in compliance with cGMP can result in production interruptions, product recalls or delays in new drug approvals. See "Government Regulation".

In May 2001, the Company was notified by the FDA Detroit District Office that it has recommended that abbreviated New Drug Applications (ANDAs) for two of the Company's products be approved for manufacturing at its Allegan, Michigan facility. This recommendation resulted from an FDA inspection and follow-up review that was conducted in March 2001, following the FDA's issuance of the Warning Letter in August 2000. It is now anticipated that final approval of the Company's ANDAs will not be withheld due to issues identified in the August 2000 Warning Letter as discussed above.

New Product Introduction

In June 2001, the Company announced approval to market and distribute two important products, famotidine 10 mg antacid tablets and ibuprofen and pseudoephedrine hydrochloride tablets USP. The famotidine 10 mg antacid tablets began shipping in June 2001 through a third-party agreement. The famotidine 10 mg antacid tablets are comparable to the national brand Pepcid(R) AC, which is considered a leading brand in the OTC antacid category. The ibuprofen and pseudoephedrine hydrochloride tablets USP are comparable to the national brand Advil(R) Cold and Sinus, also considered a top brand in the cough and cold category. This product is expected to be available for the 2001/2002 cough and cold season and will be distributed through a third-party agreement. Both products have been granted 180-day market exclusivity.

Acquisition

In June 2001, the Company acquired Wrafton Laboratories Ltd. (Wrafton) for approximately $44,000, plus acquisition costs. Wrafton, located in the United Kingdom, is a supplier of store brand products to major grocery and pharmacy retailers and is also a contract manufacturer of OTC pharmaceuticals. Wrafton's broad production expertise includes the ability to manufacture tablets, liquids, powders and creams. As a supplier to all the major United Kingdom retail chains, Wrafton provides access to the growing United Kingdom store brand market and is expected to have a positive impact on the Company's financial results for fiscal year 2002.

BUSINESS STRATEGY

The Company attributes its sustained leadership position in the store brand market to its implementation of several focused business strategies that reflect the Company's commitment to its customers and employees. The strategy is outlined below.

Product Quality and Product Assortment

The Company is committed to providing a high quality product to the customer. Substantially all products are developed using ingredients, formulas and processes comparable to those of national brand products. Packaging is designed to make the product visually appealing to the consumer. The Company offers a comprehensive product assortment in order to fill customers' needs while minimizing their product sourcing costs.

Maintaining high quality standards throughout all phases of production, warehousing and distribution is essential. The GIP, designed with the help of outside consultants, involved a review of the Company's Quality Systems for compliance with cGMP. The Company believes that continued implementation and adherence to the GIP will ensure that the Company remains in compliance with cGMP.

The Company is dedicated to developing and marketing new store brand products before its competitors. As a result, the Company has a research and development staff that management believes is one of the most experienced in the industry at developing national brand equivalent products. This staff also responds to changes in existing national brand products by reformulating comparable existing Company products. In the OTC pharmaceutical market, several new products are the result of changes in product status from "prescription only" (Rx) to OTC (non-prescription). These "Rx switch" products require approval by the FDA through its ANDA process. In order to accelerate the approval process, the Company uses both internal development and strategic product development agreements with outside sources.

Customer Service and Marketing Support

The Company seeks to establish customer loyalty by providing superior customer service and marketing support. This includes providing (1) a comprehensive assortment of high quality, value priced products, (2) timely processing, shipment and delivery of orders, (3) assistance in managing customer inventories and (4) support in managing and building the store brand business.

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

The Company strives to develop partnerships with its suppliers to ensure reliable and competitively priced raw materials and packaging supplies. Initiatives to control supply costs include volume purchases, global sourcing, inventory and supply management and quality and delivery measurements.

BUSINESS SEGMENT

The Company had two operating segments in fiscal year 2001 as defined by the accounting pronouncement Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". These segments were OTC pharmaceuticals and nutritional products. The OTC pharmaceuticals and nutritional product segments have been aggregated into one reportable segment because their operating processes, types of customers, distribution methods, regulatory environment and expected long-term financial performance are very similar. See Note A to the consolidated financial statements included in Item 8 of this report for further information related to business segments.

PRODUCTS

The Company currently markets approximately 1,200 store brand products to approximately 300 customers. The Company includes as separate products multiple sizes, flavors and product forms of certain products. The Company has a leading market share in certain of its products in the store brand market.

During fiscal year 2001, approximately $41,000 of the Company's net sales were attributable to new products added to the Company's product lines within the past two fiscal years.

The following table illustrates net sales for the Company's two product lines from fiscal year 1997 through fiscal year 2001. The personal care business, which was sold in August 1999, is excluded from this table. See Note M to the consolidated financial statements.

                                         Net Sales by Product Line
                                               Fiscal Year
                           -----------------------------------------------------
                             2001       2000       1999        1998       1997
                           --------   --------   --------   ---------   --------
OTC Pharmaceuticals......  $616,537   $590,429   $557,059    $537,339   $526,818
Nutritional..............   136,951    136,155    134,678     152,335    110,833
                            -------    -------    -------     -------    -------
                           $753,488   $726,584   $691,737    $689,674   $637,651
                            =======    =======    =======     =======    =======

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

Product Categories                Comparable National Brands
------------------                --------------------------

Cough/Cold                        Afrin(R), Benadryl(R), Dimetapp(R), NyQuil(R),
                                  PediaCare(R), Robitussin(R), Sudafed(R),
                                  Tavist(R), Triaminic(R), Tylenol(R)

Analgesics                        Advil(R), Aleve(R), Bayer(R), Excedrin(R),
                                  Motrin(R), Tylenol(R)

Gastrointestinal                  Alka-Seltzer(R), Correctol(R), Ex-Lax(R),
                                  Fibercon(R), Imodium A-D(R), Maalox(R),
                                  Metamucil(R), Mylanta(R), Pepcid(R)AC, Pepto
                                  Bismol(R), Phillips(R), Senokot(R),
                                  Tagamet HB(R), Tums(R), Zantac 75(R)

Sleeping Aids/Hemorrhoidal        Simply Sleep(R), Unisom(R), Preparation H(R),
Remedies/ Hair Restoration/       Rogaine(R)
Smoking Cessation

Feminine Hygiene                  Monistat(R)3, Monistat(R)7

Pregnancy Tests Kits              e.p.t.(R)

Vitamins/Nutritional              Centrum(R), Flintstones(R), One-A-Day(R),
Supplements                       Caltrate(R), Garlique(R), Ginkoba(R),
                                  Ginsana(R), Osteo Bi-Flex(R)

Nutritional Drinks                Ensure(R)

RESEARCH AND DEVELOPMENT

Research and development is a key component of the Company's business strategy. The Company focuses on developing store brand products comparable in formulation, quality and effectiveness to existing national brand products. As part of the product development process, the Company considers the possibility of any potential patent infringement and develops alternative formulations so as not to infringe on any patent.

The Company has FDA approval to manufacture and distribute products such as children's ibuprofen oral suspension and drops, loperamide hydrochloride, minoxidil and pseudoephedrine hydrochloride extended-release, which are products comparable to the national brands Children's Motrin(R), Imodium A-D(R), Rogaine(R) and Sudafed(R) 12 Hour, respectively.

The Company has the rights to distribute, through use of strategic alliance agreements, products such as Ibuprofen and Pseudoephedrine Tablets, Acid Reducer Tablets and DiBromm, products which are comparable to the national brands Advil(R) Cold & Sinus, Pepcid(R) AC and Dimetapp(R), respectively.

The Company estimates that products for which marketing exclusivity is expiring through the year 2003 represent a substantial potential market. The Company actively pursues all avenues to offer store brand equivalents of certain of these products; however, there can be no assurance that it will be successful in obtaining the right to distribute additional products in the future.

The Company spent $17,634, $16,314 and $14,867 for research and development during fiscal years 2001, 2000 and 1999, respectively. The Company anticipates that research and development expenditures as a percent to net sales will increase in the foreseeable future.

SALES AND MARKETING

The Company employs its own sales force to service larger customers and uses industry brokers for some smaller retailers. Field sales employees, with support from marketing, are assigned to specific customers in order to understand and work most effectively with the customer. They assist in the development of in-store marketing programs (described below) and optimize communication of customers' needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the Good Sense(R) label.

Wal-Mart accounted for 25%, 25% and 23% of net sales for fiscal years 2001, 2000 and 1999, respectively. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company's operating results and financial position. Such a change is not anticipated in the foreseeable future. No other customer accounted for more than 10% of net sales.

In contrast to national brand manufacturers who incur considerable advertising and marketing expenditures that are directly targeted to the end consumer, the Company's primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through in-store marketing programs. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as trial sizes, floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers' programs. The Company also provides educational training aids, packaging displays and point-of-purchase materials to customers. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company's marketing efforts are also directed at new product introductions and conversions and providing market research data. Market analysis and research is used to monitor trends for products and categories.

MANUFACTURING AND DISTRIBUTION

The Company's ten manufacturing facilities occupied approximately 1.6 million square feet at June 30, 2001 and are located in the United States, Mexico and the United Kingdom. The Company supplements its production capabilities with the purchase of product from outside sources and will continue to do so in the future. During fiscal year 2001, the nutritional facility generally operated at approximately 80% of capacity and the OTC pharmaceutical facilities generally operated at between 80% and 90% of capacity. The Company aggressively explores opportunities to utilize available capacity, such as contract manufacturing for national brands.

The Company's manufacturing operations are designed to allow low cost production of a wide variety of products of different quantities, sizes and packaging while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and reduced cycle times allow the Company to respond quickly to changes in manufacturing schedules.

The Company has five regional logistics facilities across the United States, three logistics facilities in Mexico and one logistics facility in the United Kingdom that occupied approximately 1.6 million square feet at June 30, 2001. Both contract freight and common carriers are used to deliver products. The Company intends to sell its LaVergne, Tennessee logistics facility in the next twelve months.

COMPETITION

The market for store brand OTC pharmaceutical and nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. The Company believes it competes favorably in all of these areas.

The Company is the nation's largest manufacturer of store brand OTC pharmaceutical products. The Company's direct competition in store brand products consists primarily of independent, privately owned companies and is highly fragmented in terms of both geographic market coverage and product categories. Additionally, competition is growing from generic prescription drug manufacturers in the Rx to OTC switch products market. The Company competes in the nutritional area with companies with broader product lines and larger sales volumes.

The Company's products also compete with nationally advertised brand name products. Most of the national brand companies have resources substantially greater than those of the Company. National brand companies could in the future seek to compete more directly in the store brand market by manufacturing store brand products or by lowering prices of national brand products. The Company believes that the manufacturing methods and business approach used by national brand companies are not easily adapted to the requirements of the store brand market. These requirements include the ability to produce many different package designs and product sizes. In addition, the marketing focus of national brand companies is directed towards the consumer rather than toward the retailer.

MATERIALS SOURCING

Raw materials and packaging supplies are generally available from multiple suppliers. Certain component and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic or other factors. The Company has historically been able to react rapidly to situations that require alternate sourcing. Should alternate sourcing be required, the nature of the FDA restrictions placed on products approved through the ANDA process could substantially lengthen the approval process for an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to the volume of purchases.

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

PRODUCT LIABILITY

Over the last ten years the aggregate amount paid in settlement of liability claims has not been material, and the Company is unaware of any suits that would exceed its insurance limits. The Company believes that, currently, its product liability coverage is adequate to cover anticipated lawsuits.

At the request of the FDA, the Company, along with other manufacturers of OTC cough/cold and diet products, voluntarily withdrew its products containing PPA from the market. Several individual PPA-related lawsuits have been filed alleging that the plaintiffs suffered injury as a result of the use of the Company's PPA-containing products. At this time, the outcome of these suits is not determinable. See "Item 3. Legal Proceedings" and "Additional Item. Cautionary Note Regarding Forward-Looking Statements-Exposure to Product Liability Claims."

ENVIRONMENTAL

The Company is subject to various Federal, state and local environmental laws and regulations. The Company believes that the costs for complying with such laws and regulations will not be material to the business of the Company. The Company does not have any material remediation liabilities outstanding.

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company's products are subject to regulation by one or more United States agencies, including the FDA, the Federal Trade Commission (FTC), the Drug Enforcement Administration (DEA) and the Consumer Product Safety Commission (CPSC), as well as by foreign agencies. Various agencies of the states and localities in which the Company's products are sold also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines promulgated by voluntary standard organizations, such as the United States Pharmacopoeia Convention, Inc. (USP). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

Food and Drug Administration

The FDA exercises authority over three aspects of the Company's business: (1) the labeling and marketing of ANDA and monograph OTC pharmaceutical drug products, (2) the labeling and marketing of dietary supplements, and (3) the operation of its manufacturing, testing and packaging facilities.

OTC Pharmaceuticals. The majority of the Company's OTC pharmaceuticals are regulated under the OTC Monograph System with respect to their recognized safety and effectiveness profiles and are subject to certain FDA regulations. FDA regulations cover well-known ingredients and specify, among other things, permitted claims, required warnings and precautions, allowable combinations of ingredients and dosage levels. Products governed by these regulations require no prior approval of the FDA before they are marketed, only compliance with the applicable regulation. Regulations may change from time to time, requiring formulation, packaging or labeling changes for an affected product.

The Company also markets products that have switched from prescription to OTC status. These Rx to OTC switch products require approval by the FDA through its ANDA process before they can be distributed. Based on current FDA regulations, all chemistry, manufacturing and control issues, bioequivalency and labeling related to these products are controlled by the information included in the ANDAs. The ANDA process generally reduces the time and expense related to FDA approval because a comparable product was approved when it was originally introduced as a prescription product. For approval, the Company must demonstrate that the product is essentially the same as a product that has previously been approved by the FDA, is on the market and the manufacturing process and other requirements meet FDA standards. This approval process may require that bioequivalence and/or efficacy studies be performed using a small number of subjects in a controlled clinical environment. Approval time is generally eighteen months to four years from the date of submission of the application. Changes to the approved ANDAs and, therefore, changes to these products, are governed by specific regulations and guidelines that determine when changes, if approved by the FDA, can be implemented.

The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drugs and Cosmetic Act) can give a three-year period of marketing exclusivity to a company that obtains FDA approval of an Rx to OTC switch product. Unless the Company establishes relationships with the companies having exclusive marketing rights, the Company's ability to market Rx to OTC switch products and offer its customers products comparable to the national brand products would be delayed until the expiration of the exclusivity granted to the company initiating the switch. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company will obtain the approvals to market Rx to OTC switch products or, alternatively, that the Company would be able to obtain these products from other manufacturers.

Under the FDA Modernization Act of 1997, the FDA changed its policy regarding market exclusivity. In general, this legislation and the FDA policy change may add up to one year exclusivity if the innovator conducted pediatric studies on the product. This policy change will, in certain instances, defer sales by the Company of these products.

If the Company is first to file its ANDA and meets certain requirements, the FDA may grant a 180-day exclusivity for that product. During the ANDA approval process, patent certification is required and may result in legal action by the product innovator. The legal action would not result in material damages. The Company would, however, incur the cost of defending the legal action, and that action could delay those products from the marketplace for up to 30 months. If the Company is not first to file its ANDA, the FDA may grant a 180-day exclusivity to another company, therefore effectively delaying launch of the Company's product.

The Company is also subject to the requirements of the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or PPA. While certain of the Company's OTC pharmaceutical products contain pseudoephedrine, none of the Company's products contain ephedrine, a chemical compound that is distinct from pseudoephedrine. As recommended by the FDA in November 2000, the Company no longer uses PPA in any of its products (see "Significant Developments"). Pseudoephedrine is a common ingredient in decongestant products manufactured by the Company and other pharmaceutical companies. The Company believes that its products are in compliance with all applicable DEA requirements.

Dietary Supplements. The Dietary Supplement Health and Education Act of 1994 (DSHEA) was enacted on October 25, 1994 and amends the Federal Food, Drugs and Cosmetic Act to (1) define dietary supplements, (2) expand the number of new dietary supplement ingredients, (3) permit "structure/function" statements for all vitamin, mineral and natural products, including herbal products and other nutritional supplements, and (4) permit the use of certain published literature in the sale of vitamin products. Dietary supplements are regulated as food products under DSHEA and the FDA is prohibited from regulating the dietary ingredients in supplements as food additives, or the supplements as drugs, unless the FDA interprets the claims made for these products as drug claims.

DSHEA provides for specific nutritional labeling requirements for dietary supplements. The latest FDA labeling regulations were effective March 23, 1999. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling. In addition, DSHEA authorizes the FDA to promulgate cGMP specific to the manufacture of dietary supplements, to be modeled after cGMP for food. The FDA has proposed amendments to the cGMP requirements for dietary supplements. Although the Company cannot predict the specific content of the final cGMPs or the timing of issuance, it believes the changes will have minimal impact on its business.

On January 6, 2000, the FDA published a Final Rule regarding statements made in dietary supplement labeling. These statements cannot state expressly or implicitly that a dietary supplement has any effect on a disease. This Final Rule clarifies the FDA's definition of a disease. In addition, the Final Rule provides certain statements from several OTC drug monographs for use on dietary supplements (e.g., relief of occasional sleeplessness) giving the industry a new level of freedom in marketing dietary supplements and providing information to consumers about the use of dietary supplements.

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

Manufacturing and Packaging. All facilities where dietary supplements and pharmaceuticals are manufactured, tested, packed, warehoused, or sold must comply with the FDA manufacturing standards applicable to the type of product. All of the Company's products are manufactured, tested, packaged, stored and distributed according to the appropriate cGMP regulations. The FDA performs periodic audits to ensure that the Company's facilities remain in compliance with the cGMP regulations. The failure of a facility to be in compliance may lead to a breach of representations made to private label customers or to regulatory action against the products made in that facility, including seizure, injunction or recall.

Consumer Product Safety Commission

The CPSC has authority, under the Poison Prevention Packaging Act, to designate those products, including vitamin products and OTC pharmaceuticals that require child resistant closures to help reduce the incidence of poisonings. The CPSC has adopted regulations requiring numerous OTC pharmaceuticals and iron-containing dietary supplements to have these closures and has adopted rules on the testing of these closures by both children and adults. The Company, working with its packaging suppliers, believes that it is in compliance with all CPSC requirements.

Federal Trade Commission

The FTC exercises primary jurisdiction over the advertising and other promotional practices of dietary supplements and OTC pharmaceuticals marketers and works with the FDA regarding these practices. The FTC considers whether the product's claims are substantial, truthful and fair.

State Regulation

All states regulate foods and drugs under local laws that parallel federal statutes. Because the DSHEA gives states the authority to enforce many labeling prohibitions of the Federal Food, Drugs, and Cosmetic Act after notification to the FDA, the Company and other dietary supplement manufacturers may be subject to increasing state scrutiny for DSHEA compliance, as well as increasing FDA review. The Company is also subject to California Proposition 65 and other state consumer health and safety regulations that could have a potential impact on the Company's business if any of the Company's products are ever found not in compliance. The Company is not engaged in any state governmental enforcement or other regulatory actions and is not aware of any products that are not in compliance with California Proposition 65 and other similar state regulations.

United States Pharmacopoeia Convention

The USP is a non-governmental, voluntary standard-setting organization. Its drug standards are incorporated by reference into the Federal Food, Drugs, and Cosmetic Act as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most OTC pharmaceuticals. Based on guidances and industry practices, the FDA would require USP compliance as part of cGMP.

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

Foreign Regulation

The Company manufactures, packages and distributes generic Rx pharmaceuticals, OTC pharmaceuticals and nutritional products in Mexico. The manufacturing, processing, formulation, packaging, labeling, testing, advertising and sale of these products are subject to regulation by one or more Mexican agencies, including the Health Ministry, the Commercial and Industrial Secretariat, the Federal Work's Secretariat, the Environmental Natural Resources and Fishing Secretariat, the Federal Environmental Protection Ministry and the Treasury and Public Credit Secretariat and its Customs Government department.

With the acquisition of Wrafton, the Company now manufactures, packages and distributes Rx and OTC pharmaceuticals in the United Kingdom and provides contract manufacturing and packaging services for major pharmaceutical and healthcare companies. The manufacturing, processing, formulation, packaging, testing, labeling, advertising and sale of these products are subject to regulation by one or more United Kingdom agencies, including the Medicines Control Agency, the Department of Health, the Department of the Environment, Health Ministry Customs and Excise, the Department of Trade and Industry, the Health and Safety Executive and the Department of Transport.

The Company exports OTC pharmaceuticals and nutritional products to foreign countries including Mexico and Canada. Government regulations for exporting these products are covered by the United States FDA, and where appropriate DEA law, as well as each individual country's requirement for importation of such products. Each country requires approval of these products through a registration process by that country's Minister of Health. These registrations govern the process, formula, packaging, testing, labeling, advertising and sale of the Company's products and regulate what is required and what may be represented to the public on labeling and promotional material. Approval for the sale of the Company's products by foreign Ministers of Health may be subject to delays.

EMPLOYEES

As of June 30, 2001, the Company employed 3,314 permanent and temporary employees in the United States. The Company has not been a party to a collective bargaining agreement in the United States. The Company had 731 employees in Mexico, of which 377 are covered by a collective bargaining agreement. The Company had 525 employees in the United Kingdom, none of which are covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

Item 2.   Properties.

As of June 30, 2001, the Company owned or leased the following primary facilities:

                                                       Approximate    Leased
      Location                Type of Facility         Square Feet  Or Owned
      --------                ----------------         -----------  --------

Allegan, Michigan          Manufacturing (4 locations)     986,400     Owned
Greenville, South Carolina Manufacturing                   169,600     Owned
Holland, Michigan          Manufacturing                   120,000     Owned
Ramos Arizpe, Mexico       Manufacturing (2 locations)      97,300     Owned
Montague, Michigan         Manufacturing                    84,000     Owned
Braunton, United Kingdom   Manufacturing                   117,000     Owned
Allegan, Michigan          Logistics                       517,000     Owned
LaVergne, Tennessee        Logistics                       517,000     Owned (1)
Cranbury, New Jersey       Logistics                        60,000    Leased
Fontana, California        Logistics                       207,000    Leased
Greenville, South Carolina Logistics                       145,000    Leased
Mexico City, Mexico        Logistics                        27,000    Leased
Puebla, Mexico             Logistics                         2,600    Leased
Guadalajara, Mexico        Logistics                         9,700    Leased
Braunton, United Kingdom   Logistics                        77,000     Owned
Allegan, Michigan          Offices                         246,000     Owned
Allegan, Michigan          Company Store                    14,400    Leased
Monterrey, Mexico          Offices                           9,700    Leased
Ramos Arizpe, Mexico       Offices (2 locations)            11,000     Owned
Braunton, United Kingdom   Offices                          36,000     Owned

(1) This facility is intended to be sold in the next twelve months. The buyer of the personal care business is currently operating out of this logistics facility under a lease that expires in November 2001.

Item 3.   Legal Proceedings.

The Company is not a party to any litigation, other than routine litigation incidental to its business except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violation of antitrust laws. The case is proceeding to trial and discovery is ongoing. The Company entered into settlement agreements with certain defendants resulting in an aggregate payment to the Company of $995 and $4,154 for the fiscal year 2001 and fiscal year 2000, respectively. The payments were net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. The Company can make no prediction as to the outcome of the litigation with the remaining defendants.

In November 2000, the FDA requested that all manufacturers of OTC cough/cold and diet products containing PPA voluntarily withdraw those products from the market. The Company immediately complied with the FDA's requested withdrawal. The Company is currently defending several individual PPA-related suits pending in various state courts,all of which allege that the plaintiff suffered injury as a result of the use of PPA-containing products. Certain of those suits also name other manufacturers of cough/cold or diet products that formerly contained PPA. These personal injury suits seek compensation for the plaintiffs' alleged bodily and economic injuries, a refund of the purchase price of the products at issue, and the disgorgement of the profits generated by the Company's sale of products containing PPA. The Company believes these suits are without merit and intends to vigorously defend the allegations. At this time, the outcome of these suits is not determinable.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of security holders during the fourth quarter of fiscal year 2001.

Additional Item.  Executive Officers of the Registrant.

The executive officers of the Company and their ages and positions as of September 4, 2001 were:

           Name            Age                   Position
           ----            ---                   --------

F. Folsom Bell...........  59    Executive Vice President, Business Development
David T. Gibbons.........  57    President and Chief Executive Officer
John T. Hendrickson......  38    Executive Vice President, Operations
Mark P. Olesnavage.......  48    Executive Vice President, Sales, Marketing and
                                  Scientific Affairs
Douglas R. Schrank.......  53    Executive Vice President and Chief Financial
                                  Officer

Mr. Bell was named Executive Vice President, Business Development, in September 2000. Mr. Bell has been a member of the Board of Directors since 1981. He was the Chairman, President and Chief Executive Officer of Thermo-Serv, Inc., from July 1989 to September 1999.

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

                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock was first quoted and began trading on the Nasdaq National Market System on December 17, 1991 under the symbol PRGO.

Set forth below are the high and low prices for the Company's common stock as reported on the Nasdaq National Market System for the last eight quarters:

Fiscal Year 2001:                         High              Low
----------------                          ----              ---
     First Quarter                        $7.95            $6.25
     Second Quarter                       $9.25            $5.88
     Third Quarter                       $10.38            $7.38
     Fourth Quarter                      $16.69            $9.69

Fiscal Year 2000:                         High              Low
----------------                          ----              ---
     First Quarter                        $9.00            $7.38
     Second Quarter                       $8.81            $7.06
     Third Quarter                        $9.44            $6.78
     Fourth Quarter                       $7.56            $5.00

The number of record holders of the Company's common stock as of September 4, 2001 was 1,475.

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

Item 6.   Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. The consolidated statement of income data set forth below with respect to the fiscal years ended June 30, 2001, July 1, 2000 and July 3, 1999 and the consolidated balance sheet data at June 30, 2001 and July 1, 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 30, 1998 and 1997 and the consolidated balance sheet data for the Company at June 30, 1999, 1998 and 1997 are derived from audited consolidated financial statements of the Company not included in this report. The statement of income data reflects one month of personal care operations for fiscal year 2000 and an entire year of operations for fiscal years 1999, 1998 and 1997. The Company has reclassified certain amounts to conform with the current year presentation.


                                                                     Fiscal Year
                                           ----------------------------------------------------------------
                                            2001(1)       2000(1)     1999(2)       1998(3)          1997
                                            --------      --------    --------      --------       --------
                                                         (in thousands except per share amounts)
Statement of Income Data:
Net sales                                   $753,488      $744,284    $897,515      $916,174       $857,677
Cost of sales                                568,994       597,646     724,934       700,216        640,243
PPA product discontinuation                   17,600          -             -            -               -
                                            --------      --------    --------      --------       --------
Gross profit                                 166,894       146,638     172,581       215,958        217,434
Operating expenses
   Distribution                               15,148        16,002      26,937        27,431         28,291
   Research and development                   17,634        16,314      14,867        15,942         13,651
   Selling and administration                 92,821        81,509     110,655       101,448         88,207
   Restructuring and redesign                  2,175         1,048       6,160       122,529          5,503
   Unusual litigation                           (995)       (4,154)     (3,952)        9,585          6,367
                                            --------      --------    --------      --------       --------
                                             126,783       110,719     154,667       276,935        142,019
                                            --------      --------    --------      --------       --------
Operating income (loss)                       40,111        35,919      17,914       (60,977)        75,415
Interest and other, net                       (3,748)        4,994      14,018         4,219          1,306
                                            --------      --------    --------      --------       --------
Income (loss) before income taxes             43,859        30,925       3,896       (65,196)        74,109
Income tax expense (benefit)                  16,203        11,627       2,350       (13,560)        29,117
                                            --------      ---------   ---------     --------       --------
Net income (loss)                           $ 27,656      $ 19,298    $  1,546      $(51,636)      $ 44,992
                                            ========      ========    ========      ========       ========
Basic earnings (loss) per share                $0.38         $0.26       $0.02        $(0.69)         $0.59
Diluted earnings (loss) per share              $0.37         $0.26       $0.02        $(0.69)         $0.58

Weighted average shares outstanding:
   Basic                                      73,646        73,370      73,707        75,302         76,522
   Diluted                                    74,566        73,593      73,984        75,302         77,274

                                                                                          June 30,
                                            June 30,      July 1,      July 3,      -----------------------
                                            2001(1)       2000(1)       1999        1998(2)          1997
                                            --------      --------    --------      --------       --------
                                                                      (in thousands)
Balance Sheet Data (end of period):
   Cash                                     $ 11,016      $  7,055    $  1,695      $  1,496       $ 14,356
   Other working capital                     130,362       147,670     247,722       229,438        155,275
   Property, plant and equipment, net        212,087       193,580     199,662       190,644        235,860
   Goodwill, net                              47,195        18,199      19,334        20,741         40,834
   Total assets                              575,912       486,064     615,858       595,861        568,377
   Long-term debt(4)                             -              -      135,326        81,619          1,840
   Shareholders' equity                      385,875       351,760     332,419       345,078        425,875

----------------

(1) Includes the impact of a number of non-recurring items discussed more fully in Note J to the consolidated financial statements included in
      Item 8.
(2)   Includes the impact of non-recurring items discussed more fully in Item 7.
(3) Includes the financial impact of the June 1998 restructuring discussed in more detail in Item 7. The pre-tax charge was $121,966, which amounted to $86,894 or $1.16 per share on an after-tax basis. Excluding the effects of the restructuring charge, net income would have been $35,258 or $.47 per share.
(4)   Includes current installments.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

GENERAL

The major categories in which the Company markets its products are analgesics, cough/cold, antacids and vitamins. According to Information Resources, Inc., a leader in providing syndicated data, the annual retail market for these categories is approximately $12 billion. The store brand industry commands approximately 25% of the retail market for these products. The Company estimates its share of the store brand industry to be approximately 50%.

The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as Albertson's, CVS, Kmart, Kroger, Safeway, Target, Walgreens and Wal-Mart and major wholesalers such as Fleming, McKesson and Super Valu. In recent years, the retail industry has experienced several major consolidations. These consolidations have changed the competitive landscape in which the Company operates and increased pressure on customer pricing and gross profit.

                              RESULTS OF OPERATIONS
                    (in thousands, except per share amounts)

The following table sets forth, for fiscal years 2001, 2000 and 1999, certain items from the Company's consolidated statements of income expressed as a percent to net sales:

                                                         Fiscal Year
                                              ----------------------------------
                                                2001         2000         1999
                                                ----         ----         -----
     Net sales                                 100.0%        100.0%       100.0%
     Cost of sales                              75.6          80.3         80.8
     PPA product discontinuation                 2.3           0.0          0.0
                                              ------        ------        -----
     Gross profit                               22.1          19.7         19.2
                                              ------        ------        -----
     Operating expenses:
        Distribution                             2.0           2.1          3.0
        Research and development                 2.3           2.2          1.6
        Selling and administration              12.3          11.0         12.3
        Restructuring and redesign               0.3           0.1          0.7
        Unusual litigation                      (0.1)         (0.5)        (0.4)
                                              ------        ------        -----
                                                16.8          14.9         17.2
                                              ------        ------        -----
     Operating income                            5.3           4.8          2.0
     Interest and other, net                    (0.5)          0.7          1.6
                                              ------        ------        -----
     Income before income taxes                  5.8           4.1          0.4
     Income tax expense                          2.1           1.5          0.2
                                              ------        ------        -----
     Net income                                  3.7%          2.6%         0.2%
                                              ======        ======        =====

RESTRUCTURING

For fiscal years 2001, 2000 and 1999, the Company incurred restructuring and redesign charges primarily related to a divestiture, facilities closings and streamlining operations. Total restructuring charges were $2,175, $1,048 and $6,160 for fiscal years 2001, 2000 and 1999, respectively. The total restructuring reserve balance was $0 at June 30, 2001 and July 1, 2000. Assets held for sale related to the 1998 restructuring were $16,207 and $18,382 at June 30, 2001 and July 1, 2000, respectively.

Update on 1999 Restructuring

In the fourth quarter of fiscal year 1999, the Company announced a workforce reduction plan that resulted from the Company's decision to divest its personal care business (see below) and efficiencies created by implementation of a new enterprise software system in the first quarter of fiscal year 1999. The plan included a combination of early retirements, normal attrition, redeployments and job eliminations, primarily for professional, managerial, administrative and support staff personnel located in the Company's corporate offices. A pre-tax charge and reserve of $2,615, which related to severance, postretirement and outplacement costs, were recorded in accordance with Emerging Issues Task Force
(EITF) 94-3. In the fourth quarter of fiscal year 1999, 23 people elected early retirement and 34 people were terminated. For fiscal year 2000, $2,455 was paid primarily for severance and outplacement costs related to the 1999 restructuring. These costs were charged against the reserve established in fiscal year 1999. The 1999 restructuring reserve balance was $0 at June 30, 2001 and July 1, 2000.

Update on 1998 Restructuring

In June 1998, the Company announced a restructuring plan, which involved the closing of certain personal care manufacturing facilities and the intention to divest the personal care business. A pre-tax charge of $121,966 was recorded in the fourth quarter of fiscal year 1998. This charge included $109,707 for impairment of assets and a reserve of $12,259 for anticipated incremental cash expenditures recorded in accordance with EITF 94-3.

In the first half of fiscal year 1999, the Company closed personal care manufacturing facilities in California and Missouri and in the second half of the year these facilities were sold. Proceeds from the sales were $9,000. No gains or losses were recorded in the fiscal year 1999 consolidated income statement related to these sales as the facilities had previously been adjusted to their estimated fair market values.

In the fourth quarter of fiscal year 1999, the Company entered into an agreement in principle to sell the personal care business. In conjunction with that agreement, the Company recorded an additional net restructuring charge of $3,248. Also during fiscal year 1999, the Company expensed as incurred $297 of other restructuring costs in accordance with EITF 94-3.

The Company completed the sale of the personal care business in fiscal year 2000. Proceeds from the sale were $32,200. No gain or loss was recorded in fiscal year 2000 related to this sale. Fiscal year 2000 earnings reflect one month of the personal care business. Net sales for the personal care business were $17,700 and $205,778 for fiscal years 2000 and 1999, respectively. The Company does not maintain operating income information by its main product lines, however, based on the incremental approach, the Company estimates that pre-tax operating income was approximately $1,000 for each of fiscal years 2000 and 1999. Included in pre-tax operating income was the effect of suspending depreciation of approximately $700 and $7,200 for fiscal years 2000 and 1999, respectively.

For fiscal year 2000, $2,170 was paid primarily related to professional fees and transitional costs associated with the sale of the personal care business. These costs were charged against a reserve established in fiscal year 1998. The 1998 restructuring reserve balance was $0 at June 30, 2001 and July 1, 2000.

Assets held for sale was $16,207 at June 30, 2001 and is comprised of the LaVergne, Tennessee logistics facility. In the fourth quarters of fiscal year 2001 and 2000, the Company recorded a net restructuring charge of $2,175 and $1,048, respectively, to reflect the current net realizable value of the logistics facility. The effect of suspending depreciation on this facility was $800, $850 and $830 for fiscal year 2001, 2000 and 1999, respectively.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

In November 2000, in response to recommendations by the FDA, the Company voluntarily discontinued production and halted shipments of all products containing the ingredient PPA, effective immediately. In the second and fourth quarters of fiscal year 2001, the Company recorded total net sales returns of $12,500 with a negative impact on gross profit of $3,400. Additionally, the Company recorded a net charge of $17,600 in cost of sales related to the cost of returned product, product on hand, and product disposal costs. These PPA charges reduced earnings $0.18 per share in fiscal year 2001. Replacement products for most of the PPA-containing products began shipping in the fourth quarter of fiscal year 2001.

The Company's net sales increased $9,204 to $753,488 for fiscal year 2001 from $744,284 for fiscal year 2000. The increase was due primarily to an increase in sales of existing products to existing customers of analgesic, cough/cold, and antacid products and to the launch of a new product, famotidine 10 mg antacid tablets. The increase in net sales in fiscal year 2001 was partially offset by the PPA sales returns of $12,500 noted previously, the sale of the personal care business and a decline in the sales of the nicotine transdermal system patch for smoking cessation. Excluding the PPA sales returns in fiscal year 2001 and the net sales of the personal care business of $17,700 in fiscal year 2000, net sales increased $39,404 or 5%.

Gross profit increased $20,256 or 14% for fiscal year 2001 compared to fiscal year 2000. Gross profit for fiscal year 2001 improved primarily due to the Company's return to normal levels of production and obsolescence expense. However, gross profit for fiscal year 2001 was negatively impacted by the $17,600 PPA product charge and the gross profit charge of $3,400 related to PPA sales returns. Gross profit for fiscal year 2000 was negatively impacted by higher than normal obsolescence expense of $15,000 and fixed production charges of $7,000 due to lower than normal production levels.

The gross profit percent to net sales was 22.1% and 19.7% for fiscal years 2001 and 2000, respectively. The gross profit percent for fiscal year 2001 improved primarily due to the Company's return to normal levels of production and obsolescence expense, partially offset by the $17,600 PPA product charge. The gross profit percent for fiscal year 2000 was negatively impacted by higher than normal obsolescence expense of $15,000, fixed production charges of $7,000 due to lower than normal production levels, and the personal care business.

Operating expenses increased $16,064 or 15% for fiscal year 2001 compared to fiscal year 2000. Operating expenses as a percent to net sales were 16.8% and 14.9% for fiscal years 2001 and 2000, respectively. Distribution decreased $854 from fiscal year 2000 primarily due to the sale of the personal care business. Research and development increased $1,320 due primarily to the development of new products and products switching from prescription to OTC status. Selling and administration increased $11,312 or 14% due primarily to increased salaries, wages and bonuses. Restructuring and redesign was $2,175 and $1,048 for fiscal years 2001 and 2000, respectively. The Company recorded these charges to reflect the estimated net realizable value of the LaVergne, Tennessee logistics facility, an asset held for sale. See Note M to the consolidated financial statements. Unusual litigation income was $995 and $4,154 for fiscal years 2001 and 2000, respectively. See Note I to the consolidated financial statements.

Interest and other, net decreased $8,742. For fiscal year 2001, interest income was $1,833 resulting from a strong cash position and no long-term debt. Interest expense was $7,141 for fiscal year 2000.

The effective tax rate was 36.9% for fiscal year 2001 compared to 37.6% for fiscal year 2000. The decrease in the effective rate was due primarily to reductions in the net state tax rate and expenses not deductible for tax purposes.

FOURTH QUARTER - FISCAL YEAR 2001 AND 2000

In the fourth quarter of fiscal year 2001, the Company revised its estimate of sales returns and expenses related to the PPA product discontinuation. The Company reduced sales returns by $1,500 with a positive impact on gross profit of $400. The Company also reduced the charge in cost of sales related to the cost of returned product, product on hand, and product disposal costs by $2,600. The reduction in PPA charges increased earnings $0.03 per share in the fourth quarter of fiscal year 2001. Replacement products for most of the PPA-containing products began shipping in the fourth quarter of fiscal year 2001.

The Company's net sales increased $28,556 or 19% to $180,898 for the fourth quarter of fiscal year 2001 from $152,342 for the same period of fiscal year 2000. The increase was due primarily to the June rollout of a new product, the famotidine 10 mg antacid tablet, initial shipments of reformulated cough and cold products related to the PPA discontinuation and increases in sales of other existing products to existing customers of vitamins, analgesics and other antacids.

Gross profit increased $26,054 or 144% for the fourth quarter of fiscal year 2001 compared to the same period of fiscal year 2000. Gross profit for the fourth quarter of fiscal year 2001 increased primarily due to higher than normal production levels as the Company increased inventory to improve customer service for the fiscal year 2002 cough/cold/flu season and in anticipation of an earlier start to the season than in fiscal year 2001. Gross profit also increased due to increased sales volume and the reduction in PPA sales returns and charges. Gross profit for the fourth quarter of fiscal year 2000 was negatively impacted by higher than normal obsolescence expense, inventory valuation charges and charges related to a long-term licensing agreement.

The gross profit percent to net sales was 24.4% and 11.9% for the fourth quarters of fiscal years 2001 and 2000, respectively. Gross profit for the fourth quarter of fiscal year 2001 increased primarily due to the Company's higher than normal production levels and the reduction in PPA charges. Gross profit for the fourth quarter of fiscal year 2000 was negatively impacted by higher than normal obsolescence expense, inventory valuation charges and charges related to a long-term licensing agreement.

Operating expenses increased $5,629 or 19% for the fourth quarter of fiscal year 2001 compared to the same period of fiscal year 2000. Operating expenses as a percent to net sales was 19.5% for the fourth quarters of both fiscal years 2001 and 2000. Research and development decreased $1,118 due primarily to the timing of expenses related to the development of new products and products switching from prescription to OTC status. Selling and administration increased $1,470 or 6% due primarily to an increase in salaries, wages and bonuses, partially offset by a decrease in bad debt expense. Restructuring and redesign was $2,175 and $1,048 for the fourth quarter of fiscal years 2001 and 2000, respectively. The Company recorded these charges to reflect the estimated net realizable value of the LaVergne, Tennessee logistics facility, an asset held for sale. See Note M to the consolidated financial statements. Unusual litigation income was $4,154 for the fourth quarter of fiscal year 2000. See Note I to the consolidated financial statements.

Interest and other, net decreased $1,399. For the fourth quarter of fiscal year 2001, interest income was $579 resulting from a strong cash position and no long-term debt. Interest expense was $650 for the fourth quarter of fiscal year 2000.

The effective tax rate was 36.8% for the fourth quarter of fiscal year 2001 compared to 32.9% for the same period of fiscal year 2000.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

The Company's net sales decreased $153,231 or 17% to $744,284 for fiscal year 2000, from $897,515 for fiscal year 1999. The decrease was primarily due to the sale of the personal care business. Excluding the effect of personal care, net sales increased $34,847 or 5% to $726,584 for fiscal year 2000 compared to $691,737 for fiscal year 1999. The increase was primarily due to an increase in sales to existing customers of new products such as the nicotine transdermal system patch for smoking cessation, an OTC pharmaceutical product, an increase in sales of existing vitamin products to existing customers as well as an increase in international sales.

During the first quarter of fiscal year 1999, the Company wrote off inventory of $1,663, accounts and notes receivable of $10,874 and the balance of its Russian investment of $1,640 for a total of $14,177 due to the collapse of the Russian economy. The inventory amount is included in cost of sales; the accounts and notes receivable amount is included in selling and administration expense; and the investment amount is included in interest and other, net.

Gross profit decreased $25,943 or 15% for fiscal year 2000 compared to fiscal year 1999. The gross profit percentage was 19.7% for fiscal year 2000 compared to 19.2% for fiscal year 1999. The decrease was primarily due to the sale of the personal care business. Excluding the effect of the personal care business, gross profit decreased $3,696 and the gross profit percent to net sales was 19.8% and 21.4% for fiscal years 2000 and 1999, respectively. Fiscal year 2000 gross profit was negatively impacted by higher than normal inventory obsolescence expense of $15,000, primarily related to inventory built both before and after the Company's conversion to its new software system in the first quarter of fiscal year 1999. The Company built inventory prior to the systems conversion in order to try to meet customer service requirements in the event of systems failure. The Company also built excesses of certain products after the systems conversion due to forecasting problems related to the new software system. In fiscal year 1999, the Company increased its inventory obsolescence reserves based on estimates of future sales to customers of products in inventory as of July 3, 1999. In fiscal year 2000, customer sales fell short of these estimates and the inventory expired, requiring the above noted charge for obsolescence expense. Gross margin was also negatively impacted by lower than normal production levels as the Company reduced inventory resulting in fixed production cost charges of $7,000 and increased costs to comply with FDA regulations. Fiscal year 1999 gross profit was negatively impacted by inefficiencies and high obsolescence resulting from the Company's conversion to the new software system and outsourcing costs incurred to meet customer service requirements.

Operating expenses decreased $43,948 for fiscal year 2000 compared to fiscal year 1999. Operating expenses, as a percent to net sales, were 14.9% for fiscal year 2000 compared to 17.2% for fiscal year 1999. Distribution decreased $10,935 or 41% for fiscal year 2000 due primarily to the sale of the personal care business. Distribution was also favorably impacted by fewer expedited shipments and lower warehousing costs as the Company benefited from its shift from leased warehouses to its owned warehouse in Allegan, Michigan. Distribution, as a percent to net sales, was 2.1% for fiscal year 2000 compared to 3.0% for fiscal year 1999. Research and development, as a percent to net sales, was 2.2% for fiscal year 2000 compared to 1.7% for fiscal year 1999. Research and development increased due to the timing of expenses related to the development of new products and to the development of new internal manufacturing processes that are intended to streamline operations and reduce costs. Selling and administration decreased $29,146 or 26% for fiscal year 2000, primarily due to the sale of the personal care business, the write-off of Russian accounts and notes receivable, lower salaries and wages and lower promotional expenses, partially offset by an increase in bad debt expense. Selling and administration expense was 11.0% of net sales for fiscal year 2000 compared to 12.3% of net sales for fiscal year 1999. Restructuring and redesign was $1,048 and $6,160 for fiscal years 2000 and 1999, respectively. The Company recorded a charge of $1,048 in fiscal year 2000 to reflect the estimated net realizable value of the LaVergne, Tennessee logistics facility, an asset held for sale. The fiscal year 1999 expense consisted of $2,615 for the 1999 restructuring and $3,545 of additional write-offs and expenses related to the 1998 restructuring plan. See Note M to the consolidated financial statements. Unusual litigation income was $4,154 and $3,952 for fiscal year 2000 and 1999, respectively. Fiscal year 2000 includes a settlement payment of $4,154 related to a civil antitrust lawsuit. Fiscal year 1999 reflects an insurance reimbursement of $8,000, partially offset by $4,048 of charges related to certain unusual litigation.

Interest and other, net decreased $9,024 for fiscal year 2000. Interest expense decreased $3,341 to $7,141 for fiscal year 2000 compared to $10,482 for fiscal year 1999 primarily due to lower borrowing levels. Other income was $2,147 for fiscal year 2000 compared to other expense of $3,536 for fiscal year 1999. In fiscal year 2000, the Company recorded a gain of $1,300 on the sale of an investment classified as available-for-sale. In fiscal year 1999, the Company recorded a permanent impairment write-down of an investment of $2,621 and a write-off of a Russian investment of $1,640.

The effective tax rate was 37.6% for fiscal year 2000 compared to 60.3% for fiscal year 1999. The fiscal year 1999 effective tax rate was negatively impacted by an investment impairment write-down discussed above, which is considered nondeductible for tax purposes.

FOURTH QUARTER - FISCAL YEAR 2000 AND 1999

The Company's net sales decreased $39,371 or 21% to $152,342 during the fourth quarter of fiscal year 2000, from $191,713 during the fourth quarter of fiscal year 1999. The decrease was primarily due to the sale of the personal care business. Excluding the effect of the personal care business, net sales increased by $11,014 or 8% during the fourth quarter of fiscal year 2000 to $152,342 from $141,328 during the fourth quarter of fiscal year 1999. The increase in sales in the fourth quarter of fiscal year 2000 was primarily due to an increase in sales of existing analgesic and antacid products to existing customers, partially offset by a decrease in sales of vitamins and nicotine transdermal system patch. In the fourth quarter of fiscal year 1999, the nicotine transdermal system patch was launched as a new product resulting in higher sales due to initial stocking of the product at the retailer.

Gross profit decreased $16,940 during the fourth quarter of fiscal year 2000 compared to the same period of fiscal year 1999. The gross profit percent to net sales was 11.9% and 18.3% for the fourth quarter of fiscal year 2000 and 1999, respectively. Gross profit for the fourth quarter of fiscal year 2000 was negatively impacted by higher than normal inventory write-offs of $3,000 related to goods produced during the quarter, $2,000 of unusual obsolescence primarily related to the Company's conversion to its new software system as noted previously, inventory valuation charges of $5,500 and a charge of $1,848 related to recent reduction in sales projections for a long-term licensing agreement. Gross profit for the fourth quarter of fiscal year 1999 was favorably impacted by $7,500 of inventory valuation adjustments and $1,300 related to higher than normal production levels, partially offset by the negative impact of write-downs and provisions of $6,600 for inventory obsolescence. Excluding the personal care business, gross profit decreased $13,999 during the fourth quarter of fiscal year 2000 compared to the same period of fiscal year 1999 and the gross profit percent to net sales was 11.9% and 22.7% for the fourth quarter of fiscal year 2000 and 1999, respectively.

Operating expenses decreased $3,386 during the fourth quarter of fiscal year 2000 compared to the same period in fiscal year 1999. Operating expenses as a percent to net sales were 19.5% for the fourth quarter of fiscal year 2000 compared to 17.2% for the same period of fiscal year 1999. Distribution decreased $1,750 or 32% from the fourth quarter of fiscal year 1999 primarily due to the sale of the personal care business. Research and development was 4.0% of net sales for the fourth quarter of fiscal year 2000 compared to 2.0% for the same period of fiscal year 1999. Research and development increased due primarily to the timing of expenses related to the development of new products and to the development of new internal manufacturing processes that are intended to streamline operations and reduce costs. Selling and administration decreased $2,187 or 9% from the fourth quarter of fiscal year 1999. The decrease was due primarily to the sale of the personal care business, lower promotional expenses and lower salaries and wages, partially offset by an increase in bad debt expense of $2,500. Restructuring and redesign expenses were $1,048 and $6,160 for fiscal years 2000 and 1999, respectively. The Company recorded a charge of $1,048 to reflect the estimated net realizable value of the LaVergne, Tennessee logistics facility, an asset held for sale. The fiscal year 1999 expense consisted of $2,615 for the 1999 restructuring and $3,545 of additional write-offs and expenses related to the 1998 restructuring plan. See Note M to the consolidated financial statements. Unusual litigation income was $4,154 and $7,580 for the fourth quarter of fiscal year 2000 and 1999, respectively. Fiscal year 2000 includes a settlement payment of $4,154 related to a civil antitrust lawsuit. See Note I to the consolidated financial statements. Fiscal year 1999 reflects an insurance reimbursement of $8,000 partially offset by $420 of charges related to certain unusual litigation.

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

The effective tax rate was 32.9% benefit for the fourth quarter of fiscal year 2000 compared to 1.8% benefit for the same period in fiscal year 1999. The effective tax rate for the fourth quarter of fiscal year 1999 was negatively impacted by the nondeductible investment impairment write-down previously discussed.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Working capital, excluding cash, decreased $17,308 from $147,670 or 19.8% of net sales in fiscal year 2000 to $130,362 or 17.3% of net sales in fiscal year 2001. Cash and cash equivalents increased from $7,055 to $11,016 and cash flow from operating activities was $68,219 for fiscal year 2001. Cash flow from operating activities was positively impacted primarily by net income of $27,656; depreciation and amortization of $23,022; an increase in accounts payable of $17,575 as the Company increased inventory during the fourth quarter; a net decrease in current and deferred income taxes of $16,897 primarily due to the receipt of a $16,000 federal income tax refund; and increases in accrued payrolls, related taxes and accrued expenses of $13,900 due to an increase in salaries and bonuses and to the timing of certain payments. Cash flow from operating activities was negatively impacted by an increase in inventory of $29,384. During the fourth quarter of fiscal year 2001, the Company increased inventory in order to increase customer service levels for the fiscal year 2002 cough/cold/flu season and in anticipation of an earlier start to the season than in fiscal year 2001. Prior year inventory was also unusually low due to inventory reduction initiatives in fiscal year 2000. Cash flow from operating activities was also negatively impacted by an increase in accounts receivable of $4,964, primarily due to higher sales in the fourth quarter of fiscal year

2001, as the Company introduced a new product, the famotidine 10 mg antacid tablet, which is comparable to Pepcid(R) AC.

Cash flows from operations and borrowings from the Company's line of credit are expected to fund the Company's working capital requirements and capital expenditures in fiscal year 2002. The Company has historically evaluated acquisition opportunities and anticipates that such opportunities will continue to be identified and evaluated in fiscal year 2002.

Capital expenditures for facilities and equipment were $26,804 for fiscal year 2001. These expenditures were primarily for normal equipment replacement, productivity enhancements and capacity additions.

In June 2001, the Company acquired Wrafton Laboratories Ltd. for approximately $44,000, plus acquisition costs The assets and liabilities, which are not considered significant to the Company, are included in the consolidated balance sheet at June 30, 2001.

In June 2001, the Company acquired the outstanding 12% minority interest of Quimica y Farmacia S.A. de C.V. for $4,000 and, subsequent to this transaction, the Company has 100% ownership of this company located in Mexico.

In November 2000, the Company announced a common share repurchase program. The program allows for the repurchase of up to $20,000 of common shares, subject to market conditions. Purchases are made on the open market and are funded by cash from operations. The Company purchased 137 shares for $1,089 during fiscal year 2001.

The Company had no long-term debt at June 30, 2001 and had $175,000 available on its unsecured credit facility. See Note C to the consolidated financial statements for a description of the credit facility.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk.

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company is exposed to interest rate changes primarily as a result of its variable rate line of credit used to finance working capital when necessary and for general corporate purposes. The Company had no outstanding borrowings on the credit facility at June 30, 2001. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

The Company has international operations in Mexico and the United Kingdom. These operations transact business in the local currency, thereby creating exposures to changes in exchange rates. The Company does not currently have hedging or similar foreign currency contracts. Significant currency fluctuations could adversely impact foreign revenues; however, the Company does not expect any significant changes in foreign currency exposure in the near future.

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

Regulatory Environment

Several United States and foreign agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising and sale of the Company's products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standard organizations. Should the Company fail to adequately conform to these regulations and guidelines, there may be a significant impact on the operating results of the Company. In particular, packaging or labeling changes mandated by the FDA can have a material impact on the results of operations of the Company. Required changes could be related to safety or effectiveness issues. With specific regard to safety, there have been instances within the Company's product categories in which evidence of product tampering has occurred resulting in a costly product recall. The Company believes that it has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded. See "Item 1. Business of the Company - Government Regulation."

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

Store Brand Product Growth

The future growth of domestic store brand products will be influenced by general economic conditions, which can influence consumers to switch to store brand products, consumer perception and acceptance of the quality of the products available, the development of new products, the market exclusivity periods awarded on prescription to OTC switch products and the Company's ability to grow the store brand market share. The Company does not advertise like the national brand companies and thus is dependent on retailer promotional spending to drive sales volume and increase market share. Promotional spending is a significant element of selling and administration expenses and is directly influenced by retailer promotional decisions and is thus very difficult to estimate in future periods. Growth opportunities for the products in which the Company currently has a significant store brand market share (cough and cold remedies and analgesics) will be driven by the ability to offer new products to existing domestic customers. Should store brand growth be limited by any of these factors, there could be a significant impact on the operating results of the Company.

Competitive Issues

The market for store brand OTC pharmaceutical and nutritional products is highly competitive. Store brand competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. National brand companies could choose to compete more directly by manufacturing store brand products or by lowering the prices of national brand products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of direct store brand competitors, and the impact of national brand companies lowering prices of their products or directly operating in the store brand market could have a material adverse impact on financial results. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. Retailer reverse auctions have added a new dimension to competition as some retailers have instituted this process to obtain competitive price quotes over the world wide web. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

Customer Issues

The Company's largest customer, Wal-Mart, currently comprises approximately 25% of total net sales. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's operating results and financial position.

The impact of retailer consolidation could have an adverse impact on future sales growth. Should a large customer encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse impact on the Company's financial position or results of operations.

Research and Development

The Company's investment in research and development will continue to exceed historical levels due to the high cost of developing and becoming a qualified manufacturer of new products that are switching from prescription to OTC status. The ability to attract chemists proficient in emerging delivery forms and/or contracting with a third party innovator in order to generate new products of this type is a critical element of the Company's long term plans. Should the Company fail to attract qualified employees or enter into reasonable agreements with third party innovators, long term sales growth and profit would be adversely impacted.

Patent and Trade Dress Issues

The Company's ability to bring new products to market is limited by certain patent and trade dress factors including, but not limited to, the exclusivity periods awarded on products that have switched from prescription to OTC status. The cost and time to develop these switch products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the Company's packaging of certain of its products could be the subject of legal actions regarding infringement. Although the Company designs its packaging to avoid infringing upon any proprietary rights of national brand marketers, there can be no assurance that the Company will not be subject to such legal actions in the future.

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

Availability of Raw Materials

In the past, supplies of certain raw materials, bulk tablets and finished goods purchased by the Company have become limited, or were available from one or only a few suppliers, and it is possible that this will occur in the future. Should this situation occur, it can result in increased prices, rationing and shortages. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials, bulk tablets and finished goods. The nature of FDA restrictions placed on products approved through the ANDA process could substantially lengthen the approval process for an alternate material source. Certain material shortages and approval of alternate sources could adversely affect financial results.

Legal Exposure

From time to time the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to competitive issues, contract issues, intellectual property matters, workers' compensation, product liability and regulatory issues such as Proposition 65 in California. See "Item 3. Legal Proceedings" for a discussion of litigation. Litigation tends to be unpredictable and costly. No assurance can be made that litigation will not have an adverse effect on the Company's financial position or results of operations in the future.

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

Exposure to Product Liability Claims

The Company, like other retailers, distributors and manufacturers of products that are ingested, is exposed to product liability claims in the event that, among other things, the use of its products results in injury. There is no assurance that product liability insurance will continue to be available to the Company at an economically reasonable cost or that the Company's insurance will be adequate to cover liability that the Company incurs in connection with product liability claims. See "Item 3. Legal Proceedings".

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

The Company anticipates that cash flow from operations and borrowings from the Company's line of credit will substantially fund working capital and capital expenditures. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits have been significantly influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities. The Company's current capital structure, results of operations and cash flow needs could be materially impacted by acquisitions.

International Operations

The Company sources certain key raw materials from foreign suppliers and is increasing its sales outside the United States. The Company's primary markets currently are Mexico, Canada and the United Kingdom. The Company may have difficulty in international markets due, for example, to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural bases and political systems. Sales to customers outside the United States and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic collapse, political instability, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

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

Item 8.           Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                   PAGE
------------------------------------------                                                                   ----
Report of Independent Certified Public Accountants......................................................      30

Consolidated Statements of Income for fiscal years 2001, 2000 and 1999..................................      31

Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000........................................      32

Consolidated Statements of Shareholders' Equity for fiscal years 2001, 2000 and 1999....................      33

Consolidated Statements of Cash Flows for fiscal years 2001, 2000 and 1999..............................      34

Notes to Consolidated Financial Statements.............................................................. 35 - 47

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Perrigo Company
Allegan, Michigan

We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries as of June 30, 2001 and July 1, 2000 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.



By:  /s/ BDO Seidman, LLP
    -----------------------------
         BDO Seidman, LLP


Grand Rapids, Michigan
August 1, 2001

                                 PERRIGO COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      Fiscal Year
                                        ---------------------------------------
                                           2001          2000           1999
                                        ---------      ---------      ---------

Net sales                               $ 753,488      $ 744,284      $ 897,515
Cost of sales                             568,994        597,646        724,934
PPA product discontinuation                17,600              -              -
                                        ---------      ---------      ---------
Gross profit                              166,894        146,638        172,581
                                        ---------      ---------      ---------
Operating expenses
   Distribution                            15,148         16,002         26,937
   Research and development                17,634         16,314         14,867
   Selling and administration              92,821         81,509        110,655
   Restructuring and redesign               2,175          1,048          6,160
   Unusual litigation                        (995)        (4,154)        (3,952)
                                        ---------      ---------      ---------
                                          126,783        110,719        154,667
                                        ---------      ---------      ---------

Operating income                           40,111         35,919         17,914

Interest and other, net                    (3,748)         4,994         14,018
                                        ---------      ---------      ---------
Income before income taxes                 43,859         30,925          3,896
Income tax expense                         16,203         11,627          2,350
                                        ---------      ---------      ---------
Net income                              $  27,656      $  19,298      $   1,546
                                        =========      =========      =========

Basic earnings per share                $    0.38      $    0.26      $    0.02
                                        =========      =========      =========

Diluted earnings per share              $    0.37      $    0.26      $    0.02
                                        =========      =========      =========





          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    June 30,       July 1,
       ASSETS                                                        2001           2000
       ------                                                      ---------      ---------
Current assets
   Cash and cash equivalents                                       $  11,016      $   7,055
   Accounts receivable, net of allowances of $5,902 and
      $5,997, respectively                                            96,828         88,217
   Inventories                                                       161,112        126,935
   Refundable income taxes                                                 -         10,413
   Prepaid expenses and other current assets                           8,771          6,520
   Current deferred income taxes                                      19,203         11,123
   Assets held for sale                                               16,207         18,382
                                                                   ---------      ---------
          Total current assets                                       313,137        268,645

Property and equipment
   Land                                                               12,794         12,018
   Buildings                                                         164,901        157,661
   Machinery and equipment                                           199,574        168,768
                                                                   ---------      ---------
                                                                     377,269        338,447
   Less accumulated depreciation                                     165,182        144,867
                                                                   ---------      ---------
                                                                     212,087        193,580

Goodwill, net                                                         47,195         18,199
Other                                                                  3,493          5,640
                                                                   ---------      ---------
                                                                   $ 575,912      $ 486,064
                                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                $  84,385      $  63,172
   Notes payable                                                      12,759          8,884
   Payrolls and related taxes                                         26,121         14,987
   Accrued expenses                                                   27,917         24,105
   Income taxes                                                       20,577          2,772
                                                                   ---------      ---------
          Total current liabilities                                  171,759        113,920

Deferred income taxes                                                 17,419         19,462
Other long-term liabilities                                              859              -
Minority interest                                                          -            922

Shareholders' equity
   Preferred stock, without par value,
      10,000 shares authorized, none issued                                -              -
   Common stock, without par value, 200,000 shares authorized,
     74,072 and 73,489 issued, respectively                          108,952        102,750
   Unearned compensation                                                (465)          (543)
   Accumulated other comprehensive income                                428            249
   Retained earnings                                                 276,960        249,304
                                                                   ---------      ---------
          Total shareholders' equity                                 385,875        351,760
                                                                   ---------      ---------
                                                                   $ 575,912      $ 486,064
                                                                   =========      =========



          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                          Common Stock                       Accumulated
                                                             Issued                             Other
                                                     -----------------------     Unearned   Comprehensive Comprehensive    Retained
                                                       Shares        Amount    Compensation     Income        Income       Earnings
                                                     ---------     ---------   ------------ ------------- -------------    ---------
Balance at June 30, 1998                                74,692     $ 116,660     $     (42)     $      -     $ (51,636)    $ 228,460
                                                                                                             =========
Net income                                                   -             -             -             -     $   1,546         1,546
Currency translation adjustments                             -             -             -           436           436             -
Issuance of common stock under:
   Stock options                                           151            89             -             -             -             -
   Restricted stock plan                                     8            70           (70)            -             -             -
Earned compensation for restricted stock                     -             -            59             -             -             -
Tax benefit from stock transactions                          -            31             -             -             -             -
Purchases and retirements of common stock               (1,550)      (14,820)            -             -             -             -
                                                     ---------     ---------     ---------     ---------     ---------     ---------
Balance at July 3, 1999                                 73,301       102,030           (53)          436     $   1,982       230,006
                                                                                                             =========
Net income                                                   -             -             -             -     $  19,298        19,298
Currency translation adjustments                             -             -             -          (187)         (187)            -
Issuance of common stock under:
   Stock options                                            85           105             -             -             -             -
   Restricted stock plan                                   103           563          (563)            -             -             -
Earned compensation for restricted stock                     -             -            73             -             -             -
Tax benefit from stock transactions                          -            52             -             -             -             -
                                                     ---------     ---------     ---------     ---------     ---------     ---------
Balance at July 1, 2000                                 73,489       102,750          (543)          249     $  19,111       249,304
                                                                                                             =========

Net income                                                   -             -             -             -     $  27,656        27,656
Currency translation adjustments                             -             -             -           179           179             -
Issuance of common stock under:
   Stock options                                           711         6,305             -             -             -             -
   Restricted stock plan                                     9            60           (60)            -             -             -
Earned compensation for restricted stock                     -             -           138             -             -             -
Tax benefit from stock transactions                          -           926             -             -             -             -
Purchases and retirements of common stock                 (137)       (1,089)            -             -             -             -
                                                     ---------     ---------     ---------     ---------     ---------     ---------
Balance at June 30, 2001                                74,072     $ 108,952     $    (465)    $     428     $  27,835     $ 276,960
                                                     =========     =========     =========     =========     =========     =========






          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       Fiscal Year
                                                                           ---------------------------------------
                                                                             2001           2000           1999
                                                                           ---------      ---------      ---------
Cash Flows From (For) Operating Activities
   Net income                                                              $  27,656      $  19,298      $   1,546
   Adjustments to derive cash flows
      Restructuring, net of cash                                               2,175          3,477          5,863
      Depreciation and amortization                                           23,022         22,245         21,156
      Write-off of Russian investment and related                                  -              -         14,177
         receivables and inventory
      Write-down of investment due to permanent impairment                         -              -          2,621
      Deferred income taxes                                                  (10,548)        27,141         (3,391)
      Changes in operating assets and liabilities, net of
          restructuring and amounts acquired from
          business acquisition
        Accounts receivable, net                                              (4,964)           906        (17,846)
        Inventories                                                          (29,384)        70,502        (17,408)
        Change in long-term licensing agreements                                   -          5,741         (8,700)
        Accounts payable                                                      17,575         (5,068)       (10,551)
        Payrolls and related taxes                                            10,879         (3,179)         4,900
        Accrued expenses                                                       3,021        (10,682)        (8,619)
        Income taxes                                                          27,445        (12,624)         1,690
        Other                                                                  1,342             56           (837)
                                                                           ---------      ---------      ---------
          Net cash from (for) operating activities                            68,219        117,813        (15,399)
                                                                           ---------      ---------      ---------

Cash Flows (For) From Investing Activities
   Additions to property and equipment                                       (26,804)       (14,364)       (32,272)
   Proceeds from sale of assets held for sale                                      -         31,186          9,000
   Business acquisitions, net of cash                                        (46,000)             -              -
   Other                                                                         268          3,704         (1,452)
                                                                           ---------      ---------      ---------
           Net cash (for) from investing activities                          (72,536)        20,526        (24,724)
                                                                           ---------      ---------      ---------

Cash Flows From (For) Financing Activities
   Borrowings of short-term debt                                               2,136          2,190          1,315
   Borrowings of long-term debt                                                    -              -         53,707
   Repayments of long-term debt                                                    -       (135,326)             -
   Tax benefit of stock transactions                                             926             52             31
   Issuance of common stock                                                    6,305            105             89
   Repurchase of common stock                                                 (1,089)             -        (14,820)
                                                                           ---------      ---------      ---------
          Net cash from (for) financing activities                             8,278       (132,979)        40,322
                                                                           ---------      ---------      ---------

          Net increase in cash and cash equivalents                            3,961          5,360            199
Cash and cash equivalents, at beginning of period                              7,055          1,695          1,496
                                                                           ---------      ---------      ---------
Cash and cash equivalents, at end of period                                $  11,016      $   7,055      $   1,695
                                                                           =========      =========      =========

Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for:
      Interest                                                             $   1,956      $   5,259      $   9,382
      Income taxes                                                         $  18,222      $     789      $   3,299



          See accompanying notes to consolidated financial statements.

                        PERRIGO COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company is the nation's largest manufacturer of store brand over-the-counter
(OTC) pharmaceutical products and also manufactures nutritional products.

The Company's principal customers are major national and regional retail supermarket, drug store and mass merchandise chains and major wholesalers located within the United States. During the fiscal years 2001, 2000 and 1999, one customer accounted for 25%, 25% and 23% of revenues, respectively. None of the Company's other customers individually account for more than 10% of its sales. International net sales, primarily in Mexico, for fiscal years 2001, 2000 and 1999 were $43,997, $42,944 and $38,237, respectively.

As of June 30, 2001, the Company had manufacturing facilities in the United States, Mexico and the United Kingdom. As of June 30, 2001 and July 1, 2000, the net book value of property and equipment located outside the United States was $21,890 and $5,876, respectively.

The Company has two operating segments, OTC pharmaceutical products and nutritional products. In accordance with Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information", the segments have been aggregated into one reportable segment because the two segments have very similar operating processes, types of customers, distribution methods, regulatory environments and expected long-term financial performance.

Basis of Presentation

The Company's fiscal year is a fifty-two or fifty-three week period, which ends the Saturday on or about June 30. Fiscal year 2001 and fiscal year 2000 were comprised of fifty-two weeks ended June 30 and July 1, respectively. Fiscal year 1999 was a transition year which began July 1, 1998 and ended July 3, 1999.

The Company has reclassified certain amounts to conform to the current year presentation.

In June 2001, the Company acquired Wrafton Laboratories Ltd. (Wrafton) located in the United Kingdom. The assets and liabilities, which are not considered significant to the Company, are included in the consolidated balance sheet at June 30, 2001. See Note L to the consolidated financial statements.

In fiscal year 1998, the Company announced its intention to divest the personal care business. The Company sold its personal care business in fiscal year 2000. The LaVergne, Tennessee logistics facility was not included in this sale and remained in assets held for sale on June 30, 2001 and July 1, 2000. For fiscal years 2000 and 1999, the consolidated cash flow statement reflects the changes in the balance sheet after the effects of the 1998 restructuring. The consolidated income statement reflects one month of personal care operations for fiscal year 2000 and an entire year of operations for fiscal year 1999. The asset and liability amounts included in the footnotes for fiscal year 2000 exclude amounts related to personal care. See Note M to these consolidated financial statements for a further discussion of the 1998 restructuring.

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

International

The Company translates its foreign operations' assets and liabilities denominated in foreign currency into U.S. dollars at current rates of exchange as of the balance sheet date, and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of comprehensive income. The balance in the cumulative translation account was $428 and $249 as of June 30, 2001 and July 1, 2000, respectively. Translation adjustments resulting from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

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

Prior to the first quarter of fiscal year 1999, the Company had a Russian investment that was accounted for using the equity method. In the first quarter of fiscal 1999, due to the collapse of the Russian economy, the Company wrote off its net investment of $1,640 and also wrote off inventory of $1,663 and accounts and notes receivable of $10,874 related to this Russian investment for a total of $14,177. The net investment amount is included in other expense; the inventory amount is included in cost of sales; and the accounts and notes receivable amount is included in selling and administration expense in the fiscal year 1999 consolidated statement of income.

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

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. However, during the fourth quarter of fiscal year 2001, the Company entered into a foreign currency forward contract to essentially fix the exchange rate related to funding the acquisition of Wrafton, see Note L. The Company was not a party to any other derivative contracts during the years presented.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits and other securities with maturities of three months or less at the date of purchase.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

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

Historically, goodwill resulting from business acquisitions was amortized on a straight-line basis over 25 years. Amortization of $1,135, $1,135 and $1,027 was recorded during fiscal years 2001, 2000 and 1999, respectively. Accumulated amortization was $10,459, $11,256 and $10,121 as of June 30, 2001, July 1, 2000
and July 3, 1999, respectively. See "New Accounting Standards".

The Company periodically reviews long-lived assets that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the fiscal years 2001 and 2000, there were no material adjustments to the carrying value of long-lived assets not held for sale as a result of this review.

Investment

In fiscal year 2000, the Company recorded a gain of $1,300 in Interest and other, net on the sale of an investment that was classified as available-for-sale for the purpose of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In fiscal year 1999, the Company recorded an estimated permanent impairment loss of $2,621 in Interest and other, net related to this investment based on the fair market value of the investment at the time.

Income Taxes

Deferred income tax assets and liabilities are recorded based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rates.

New Accounting Standards

In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". Among other things, EITF 00-10 requires companies to classify as revenue any shipping and handling fees and costs billed to a customer. In accordance with this EITF, the Company reclassified shipping costs billed to customers from distribution to net sales in the consolidated statements of income. Shipping expenses incurred by the Company were reclassified from distribution to cost of sales. All periods presented were reclassified to conform to the current year presentation. The adoption of EITF 00-10 had no effect on the Company's net income.

In November 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". Among other things, EITF 00-14 requires companies to classify certain sales incentives as a reduction of revenue in the statement of income. In accordance with this EITF, the Company reclassified certain costs from selling and administration to net sales. All periods presented were reclassified to conform to the current year presentation. The adoption of EITF 00-14 had no effect on the Company's net income.

In December 1999, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". SAB 101 discusses the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The statement became effective for the Company in the fourth quarter of fiscal year 2001 and its adoption did not affect the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS Nos. 137 and 138, became effective for the Company on July 2, 2000 and did not affect the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 requires all business combinations to be accounted for by the purchase method and eliminates use of the pooling-of-interests method. It also requires upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. Additionally, the statement requires recognition of intangible assets apart from goodwill and provides for additional disclosure of information related to a business combination. This SFAS is effective for all business combinations initiated after June 30, 2001. The adoption of this standard is not expected to significantly impact future earnings. The Company's previous business combinations were accounted for using the purchase method.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates goodwill amortization, provides guidance and requirements for impairment testing of goodwill, and discusses the treatment of other intangible assets. Adoption of the standard is required for fiscal years beginning after December 15, 2001. However, because earlier adoption is permissible, the Company plans to adopt the standard effective July 1, 2001. Goodwill amortization expense was $1,135 for fiscal year 2001. The impairment tests of goodwill and other intangible assets as required by this standard are not expected to impact earnings in fiscal year 2002.

NOTE B - INVENTORIES

         Inventories are summarized as follows:
                                                     June 30,    July 1,
                                                       2001       2000
                                                       ----       ----
              Finished goods                        $  73,996   $  53,399
              Work in process                          52,573      47,920
              Raw materials                            34,543      25,616
                                                    ---------   ---------
                                                    $ 161,112   $ 126,935
                                                    =========   =========

NOTE C - LONG-TERM BORROWINGS AND CREDIT ARRANGEMENTS

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

Interest rates on the revolving credit facility are established at the time of borrowing through three options, the prime rate or a LIBOR rate plus a factor established quarterly based on funded debt leverage, or a rate agreed upon between the Company and its Agent at the time the loan is made. The rate factor at June 30, 2001 was .425%. The Company had no outstanding borrowings at June 30, 2001 and July 1, 2000.

The Company's Mexican subsidiary has short-term uncommitted credit facilities with five banks in Mexico, totaling 132,300 pesos ($14,200 at June 30, 2001). The outstanding borrowings under the facilities, which mature at various dates from December 2001 to June 2002, were $10,184 and $7,622 at June 30, 2001 and July 1, 2000, respectively, and are included in Notes payable. The facilities are renewable, and are partially supported by a comfort letter and Company guarantee. Interest rates are based on bids submitted by the banks for periods of 1 to 180 days. The effective interest rate on outstanding borrowings at June 30, 2001 was 14.3%.

In May 2000, the Company's Mexican subsidiary entered into a term loan with a bank in Mexico, which matures on May 22, 2002. The loan is secured by automobiles, and requires 26 equal monthly payments of 461 pesos ($50), plus interest on the unpaid balance at the TIIE (Tasa de Interes Interbancario de Equilibrio) interest rate multiplied by 1.1, not to exceed the TIIE by more than 3.5% nor less than 1.5% (13.8% at June 30, 2001). The loan may be pre-paid without penalty. The outstanding balances were $643 and $1,262 at June 30, 2001 and July 1, 2000 respectively, and are included in Notes payable.

NOTE D - SHAREHOLDERS' EQUITY

In April 1996, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to shareholders of record on April 22, 1996 of one Preferred Share Purchase Right on each outstanding share of the Company's common stock. The Rights contain provisions, which are intended to protect the Company's stockholders in the event of an unsolicited and unfair attempt to acquire the Company. The Company is entitled to redeem the Rights at $.01 per Right at any time before a 20% position has been acquired. The Rights will expire on April 10, 2006, unless previously redeemed or exercised.

The Company has restricted stock plans and agreements as described below. The holder of restricted shares has all rights of a shareholder except that the shares are restricted as to sale or transfer for the vesting period and the shares are forfeited upon termination in certain circumstances. The Company accounts for restricted shares as unearned compensation, which is ratably charged to expense over the vesting period. The unearned compensation included in shareholder's equity at June 30, 2001 and July 1, 2000 was $465 and $543, respectively.

The Company has established a restricted stock plan for directors, which is intended to attract and retain the services of experienced and knowledgeable non-employee directors. The terms of the plan call for the granting of $10 worth of restricted shares to each Director on the date of the Annual Board Meeting. The number of shares issued is based on the fair market value of the shares on the date of the Annual Board Meeting. The restricted shares become vested on the date of the next Annual Board Meeting on which the Director's existing term as a Board member is set to expire (director terms are generally three years). In fiscal years 2001 and 2000, the Company granted 9 and 7 shares of restricted stock, which increased unearned compensation $60 and $60, respectively. The Company charged $62 and $60 to expense in fiscal years 2001 and 2000, respectively.

In May 2000, the Company granted 96 shares of restricted stock at $503 to David
T. Gibbons, its President and Chief Executive Officer, pursuant to restricted stock agreements. Assuming certain conditions are met, the restricted shares become vested in June 2003. The expense for these shares was $76 and $13 for fiscal year 2001 and fiscal year 2000, respectively.

The Company's 1988 Employee Incentive Stock Option Plan, as amended in November 1997 and October 2000, grants key management employees options to purchase shares of common stock. The options vest and may be exercised from one to ten years after the date of grant based on a vesting schedule. Proceeds from the exercise of stock options under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock.

A summary of activity for the Company's employee stock option plan is presented below:


                                                                         Fiscal Year
                                                 -------------------------------------------------------
                                                           2001              2000             1999
                                                 ------------------ -----------------  -----------------
                                                          Weighted          Weighted          Weighted
                                                          Average           Average           Average
                                                          Exercise          Exercise          Exercise
                                                 Shares    Price    Shares   Price    Shares   Price
                                                 ------    ------   ------   ------   ------   ------

Options outstanding at beginning of year         6,860    $ 9.92     4,852   $11.68    4,143   $12.25
Granted                                            450      9.46     2,496     6.40    1,061     8.49
Exercised                                         (711)     9.42       (85)    1.74     (139)     .69
Terminated                                        (369)    10.91      (403)   10.71     (213)   14.37
                                                  ------             -----              -----
Options outstanding at end of year                6,230    10.02     6,860     9.92    4,852    11.68
Options exercisable at end of year                2,757    12.34     2,330    13.23    1,869    12.70
Options available for grant at end of year        3,845              1,346             3,439
Price per share of options outstanding           $1.50 to $31.25    $1.00 to $31.25   $.57 to $31.25


In July 2001, the Company granted options to certain employees to purchase 979 shares at an exercise price of $15.51.

The Company issues stock options to directors under a non-qualified stock option plan. Options granted under the plan vest and may be exercised from one to ten years after the date of grant based on a vesting schedule. As of June 30, 2001, options to purchase 155 shares at prices ranging from $6.56 to $29.38 per share and at a weighted average price of $11.98 per share were outstanding, 72 of which were exercisable at a weighted average price of $17.47 per share. There were 64 options granted at a weighted average exercise price of $6.56 per share during fiscal year 2001. There were no options exercised or terminated in fiscal year 2001. There were 296 options available for grant at June 30, 2001.

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized. Had compensation cost been determined and recorded based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced as follows:

                                                        Fiscal Year
                                             ----------------------------------
                                               2001        2000        1999
                                             -------      -------     -------
     Decrease in net income                  $3,424        $2,662     $3,178
     Basic earnings per share                $  .05        $  .04     $  .04
     Diluted earnings per share              $  .05        $  .04     $  .04


The effects on net income and earnings per share for fiscal years 2001, 2000 and 1999 may not be representative of future years because compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

The weighted average fair value per share at the date of grant for options granted during fiscal years 2001, 2000 and 1999 was $4.13, $2.91 and $3.69, respectively. The fair value was estimated using the Black-Sholes option pricing model with the following weighted average assumptions:

                                                           Fiscal Year
                                                    -------------------------
                                                    2001     2000       1999
                                                    -----    -----      -----
     Dividend yield                                  0.0%     0.0%       0.0%
     Volatility, as a percent                       38.0%    36.0%      35.1%
     Risk-free interest rate                         5.3%     6.5%       4.9%
     Expected life in years after vest date          3.0      3.0        3.0
     Forfeitures are accounted for as they occur.

The following table summarizes information concerning options outstanding under the Plans at June 30, 2001:


                           Options Outstanding                         Options Exercisable
        ---------------------------------------------------------    ----------------------
                                     Weighted
                                      Average                                       Weighted
        Range of       Number        Remaining       Weighted           Number      Average
        Exercise     Outstanding    Contractual       Average        Exercisable    xercise
         Prices      at 6/30/01     Term(Years)    Exercise Price     at 6/30/01     Price
         ------      ----------     ----------     --------------    -----------    ------
     $1.50 -  6.16     1,774          8.53            $ 5.58             392        $ 4.87
      6.47 -  9.13     2,216          6.84              8.42             758          8.86
      9.50 - 13.50     1,636          5.62             12.47             920         12.90
     14.69 - 31.25       759          1.71             20.95             759         20.95
                       -----                                           -----
                       6,385                                           2,829
                       =====                                           =====

In May 1997, the Company announced a common stock repurchase program. The program allowed for the repurchase of up to 7,500 shares, subject to market conditions. Purchases were made on the open market. The Company purchased 1,550 shares for $14,820 in fiscal year 1999 and 2,116 shares at $30,195 in fiscal year 1998. The program was terminated in fiscal year 1999.

In November 2000, the Company announced a common stock repurchase program. The program allows for the repurchase of $20,000 of common shares, subject to market conditions. Purchases are made on the open market and are funded by cash from operations. The Company purchased 137 shares for $1,089 during fiscal year 2001. The common stock repurchased under both programs was retired.

NOTE E - RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

The Company has a qualified profit-sharing plan and an investment plan under section 401(k) of the Internal Revenue Code, which cover substantially all employees. Contributions to the qualified profit-sharing plan are at the discretion of the Board of Directors. Under the investment plan, the Company matches a portion of employees' contributions. The Company's contributions to the plans were $5,840, $5,667 and $6,727 for the years ended June 30, 2001, July 1, 2000 and July 3, 1999, respectively.

In connection with the sale of the personal care business, the Company terminated the Perrigo Company of Tennessee Retirement Income Savings Plan on August 24, 1999.

The Company has postretirement plans that provide medical benefits for retirees and their eligible dependents. Employees become eligible for these benefits if they meet certain minimum age and service requirements. The Company reserves the right to modify or terminate these plans. The plans are not funded. The unfunded accumulated postretirement benefit obligation at June 30, 2001 and July 1, 2000 and the benefits expensed in fiscal years 2001, 2000 and 1999 are immaterial to the financial position and results of operations of the Company.

NOTE F - INCOME TAXES

A summary of income taxes is as follows:
                                                       Fiscal Year
                                         ---------------------------------------
                                           2001           2000           1999
                                         --------       --------        -------
     Current:
             Federal...................  $ 26,266       $(17,490)       $ 5,108
             State.....................       813            654           (138)
             Foreign...................      (753)         1,322            771
                                         --------       --------        -------
                                           26,326        (15,514)         5,741
     Deferred .........................   (10,123)        27,141         (3,391)
                                         --------       --------        -------
              Total....................  $ 16,203       $ 11,627        $ 2,350
                                         ========       ========        =======

The effective income tax rate varied from the Federal tax rate as follows:

                                                               Fiscal Year
                                                       -------------------------
                                                       2001       2000     1999
                                                       ----       ----     ----
     Federal statutory rate.........................   35.0%      35.0%    35.0%
     State taxes, net of Federal benefit............    2.1        2.1     (3.5)
     Expenses not deductible for tax purposes.......    1.5        1.4     23.5
     Other..........................................   (1.7)      (0.9)     5.3
                                                       ----       ----     ----
     Effective income tax rate......................   36.9%      37.6%    60.3%
                                                       ====       ====     ====

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

                                                     June 30, 2001  July 1, 2000
                                                     -------------  ------------
     Deferred income tax asset (liability):
        Property and equipment.......................  $(29,234)     $ (27,468)
        Inventory basis differences..................    13,106          7,176
        Accrued liabilities..........................     9,516          5,562
        Allowance for doubtful accounts..............     2,138          2,029
        Foreign......................................      (585)           -
        Allowance for impaired assets and related
           reserve for restructuring.................       -            8,450
        Other, net...................................    (1,976)        (2,322)
                                                       --------      ---------
     Net deferred income tax asset (liability).......  $  1,784      $  (8,339)
                                                        ========      =========

The above amounts are classified in the consolidated balance sheet as follows:

                                                    June 30, 2001   July 1, 2000
                                                    -------------   ------------
     Current asset................................... $ 19,203        $ 11,123
     Long-term liability.............................  (17,419)        (19,462)
                                                      --------        --------

     Net deferred income tax (liabilities)/assets.... $  1,784        $ (8,339)
                                                      ========        ========

NOTE G - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                       Fiscal Year
                                             -------------------------------
                                               2001       2000        1999
                                             --------   --------    --------
Net income                                   $ 27,656   $ 19,298    $  1,546

Other comprehensive income:
  Unrealized holding gains
     (losses) on securities                      --        1,286        --
  Reclassification adjustment
     for gains realized in net income            --       (1,286)       --
                                             --------   --------    --------
     Net unrealized gains (losses)
          on investments

  Foreign currency translation adjustments        179       (187)        436
                                             --------   --------    --------
Comprehensive income                         $ 27,835   $ 19,111    $  1,982
                                             ========   ========    ========

Prior to January 1999, the Company treated the Mexican economy as highly inflationary. Accordingly, the translation effects were reported as a component of income and losses during those periods. Subsequent to January 1999, the Mexican economy was not considered highly inflationary. Accordingly, all subsequent translation effects are included as a component of other comprehensive income.

NOTE H - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows:

                                                            Fiscal Year
                                                    ----------------------------

                                                     2001       2000      1999
                                                     ----       ----      ----
Numerator:
Net income used for both basic and diluted EPS      $27,656    $19,298   $ 1,546
                                                    =======    =======   =======

Denominator:
Weighted average shares outstanding for basic EPS    73,646     73,370    73,707
Dilutive effect of stock options                        920        223       277
                                                    -------    -------   -------
Weighted average shares outstanding for diluted EPS  74,566     73,593    73,984
                                                    =======    =======   =======

Options outstanding where the exercise price was higher than the market price were 374, 2,479, and 1,562 for fiscal years 2001, 2000, and 1999, respectively. These options are excluded from the diluted per share calculation.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company leases certain assets, principally warehouse facilities and data processing equipment, under agreements that expire at various dates through June 2011. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2002--$5,172; 2003--$3,509; 2004--$2,213; 2005-- $1,578; 2006 -- $704 and thereafter--$981. Rent expense under all leases was $9,446, $10,592 and $14,007 for fiscal years 2001, 2000 and 1999, respectively.

As described more fully in Note M, the Company sold its personal care business in August 1999. In conjunction with this sale, the Company entered into an agreement with the buyer to lease to the buyer the Company's LaVergne, Tennessee logistics facility through November 2001. The Company also entered into an agreement to sell certain products to the buyer of the personal care business and purchase certain other products from the buyer through August 2002.

In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violations of antitrust laws. The case is proceeding to trial and discovery is ongoing. The Company has entered into settlement agreements with certain defendants resulting in aggregate payments to the Company of $995 and $4,154 for fiscal year 2001 and fiscal year 2000, respectively. The payments were net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. Payments are included in Unusual litigation in the consolidated statement of income. The Company can make no prediction as to the outcome of the litigation with the remaining defendants.

In November 2000, the FDA requested that all manufacturers of OTC cough/cold and diet products containing PPA voluntarily withdraw those products from the market. The Company immediately complied with the FDA's requested withdrawal. The Company is currently defending several individual PPA-related suits pending in various state courts, all of which allege that the plaintiff suffered injury as a result of the use of PPA-containing products. Certain of those suits also name other manufacturers of cough/cold or diet products that formerly contained PPA. These personal injury suits seek compensation for the plaintiffs' alleged bodily and economic injuries, a refund of the purchase price of the products at issue, and the disgorgement of the profits generated by the Company's sale of products containing PPA. The Company believes these suits are without merit and intends to vigorously defend the allegations. At this time, the outcome of these suits is not determinable.

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

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

2001                                        September 30   December 30,(1)  March 31,   June 30,(2)
--------------                              ------------   ---------------  ---------   ---------
Net sales...................................   $ 192,142      $ 189,550     $ 190,898   $ 180,898
Gross profit................................      45,748         30,563        46,426      44,157
Net income..................................      10,534            820        10,101       6,201
Basic earnings per share....................   $    0.14      $    0.01     $    0.14   $    0.08
Diluted earnings per share..................        0.14           0.01          0.14        0.08
      Weighted average shares outstanding
          Basic.............................      73,505         73,522        73,468      73,750
          Diluted...........................      73,929         73,953        74,552      75,720

2000                                        October 2,(3)     January 1,   Apri1 1,(4) July 1,(5)
--------------                              -------------     ---------    ----------  ----------
Net sales...................................    $ 209,275     $ 199,389     $ 183,278   $ 152,342
Gross profit................................       46,748        46,773        35,014      18,103
Net income (loss)...........................       10,025        10,964         6,375      (8,066)
Basic earnings (loss) per share.............    $    0.14     $    0.15     $    0.09   $   (0.11)
Diluted earnings (loss) per share(6)........         0.14          0.15          0.09       (0.11)
      Weighted average shares outstanding
          Basic.............................       73,327        73,348        73,367      73,436
          Diluted...........................       73,528        73,525        73,537      73,436

(1) Includes a pre-tax charge of $24,000 related to the voluntary discontinuation of products containing phenylpropanolamine (PPA). See
     Note K.
(2) Includes a pre-tax charge of $2,175 related to the LaVergne, Tennessee logistics facility. See Note M. Includes a reduction in the charge related to the voluntary discontinuation of products containing PPA of $3,000. See Note K.
(3)  Includes one month of personal care operations.
(4) Includes a pre-tax charge of $7,000 for higher than normal inventory obsolescence expense related to the Company's conversion to a new software system in fiscal year 1999. Includes a pre-tax charge of $4,000 related to fixed production costs expensed due to lower than normal production levels as the Company reduced inventory.
(5) Includes pre-tax charges of $3,000 related to write-offs of goods produced during the quarter, $2,000 of unusual obsolescence primarily related to the Company's conversion to a new software system, $5,500 for inventory valuation charges and $1,848 related to recent reductions in sales projections for a long-term licensing agreement. Includes a pre-tax charge of $2,500 related to increased bad debts expense. Includes a pre-tax charge of $1,048 related the LaVergne, Tennessee logistics facility. See Note M. Includes pre-tax income of $4,154 for a settlement payment related to a civil antitrust lawsuit. See Note I.
(6) The effect of stock options of 225 shares was not included in the fourth quarter of fiscal year 2000 because to do so would have been antidilutive.

NOTE K - PRODUCT DISCONTINUATION

In November 2000, in response to recommendations by the United States Food and Drug Administration (FDA), the Company voluntarily discontinued production and halted shipments of all products containing the ingredient PPA, effective immediately. In fiscal year 2001, the Company recorded total net sales returns of $12,500, with a negative impact on gross profit of $3,400. Additionally, the Company recorded a charge of $17,600 in cost of sales related to the cost of returned product, product on hand, and product disposal costs. These PPA charges reduced earnings $0.18 per share in fiscal year 2001. Replacements products for most of the PPA-containing products began shipping in the fourth quarter of fiscal year 2001.

NOTE L - ACQUISITION

In June 2001, the Company acquired Wrafton for approximately $44,000, plus acquisition costs. Wrafton, located in the United Kingdom, is a supplier of store brand products to major grocery and pharmacy retailers and a contract manufacturer of OTC pharmaceuticals. The acquisition was accounted for using the purchase method and resulted in goodwill of approximately $27,500. The assets and liabilities, which are not considered significant to the Company, are included in the consolidated balance sheet at June 30, 2001.

NOTE M - RESTRUCTURING COSTS

For fiscal years 2001, 2000 and 1999, the Company incurred restructuring and redesign charges primarily related to a divestiture, facilities closings and streamlining operations. Total restructuring charges were $2,175, $1,048 and $6,160 for fiscal years 2001, 2000 and 1999, respectively. The total restructuring reserve balance was $0 at June 30, 2001 and July 1, 2000. Assets held for sale related to the 1998 restructuring were $16,207 and $18,382 at June 30, 2001 and July 1, 2000, respectively.

Update On 1999 Restructuring

In the fourth quarter of fiscal year 1999, the Company announced a workforce reduction plan that resulted from the Company's decision to divest its personal care business (see below) and efficiencies created by implementation of a new enterprise software system in the first quarter of fiscal year 1999. The plan included a combination of early retirements, normal attrition, redeployments and job eliminations, primarily for professional, managerial, administrative and support staff personnel located in the Company's corporate offices. A pre-tax charge and reserve of $2,615, which related to severance, postretirement and outplacement costs, were recorded in accordance with EITF 94-3. In the fourth quarter of fiscal year 1999, 23 people elected early retirement and 34 people were terminated. For fiscal year 2000, $2,455 was paid primarily for severance and outplacement costs related to the 1999 restructuring. These costs were charged against the reserve established in fiscal year 1999. The 1999 restructuring reserve balance was $0 at June 30, 2001 and July 1, 2000.

Update on 1998 Restructuring

In June 1998, the Company announced a restructuring plan, which involved the closing of certain personal care manufacturing facilities and the intention to divest the personal care business. A pre-tax charge of $121,966 was recorded in the fourth quarter of fiscal year 1998. This charge included $109,707 for impairment of assets and a reserve of $12,259 for anticipated incremental cash expenditures recorded in accordance with EITF 94-3.

In the first half of fiscal year 1999, the Company closed personal care manufacturing facilities in

California and Missouri and in the second half of the year these facilities were sold. Proceeds from the sales were $9,000. No gains or losses were recorded in the fiscal year 1999 consolidated income statement related to these sales as the facilities had previously been adjusted to their estimated fair market values.

In the fourth quarter of fiscal year 1999, the Company entered into an agreement in principle to sell the personal care business. In conjunction with that agreement, the Company recorded an additional net restructuring charge of $3,248. Also during fiscal year 1999, the Company expensed as incurred $297 of other restructuring costs in accordance with EITF 94-3.

The Company completed the sale of the personal care business in fiscal year 2000. Proceeds from the sale were $32,200. No gain or loss was recorded in fiscal year 2000 related to this sale. Fiscal year 2000 earnings reflect one month of the personal care business. Net sales for the personal care business were $17,700 and $205,778 for fiscal years 2000 and 1999, respectively. The Company does not maintain operating income information by its main product lines, however, based on the incremental approach, the Company estimates that pre-tax operating income was approximately $1,000 for each of fiscal years 2000 and 1999. Included in pre-tax operating income was the effect of suspending depreciation of approximately $700 and $7,200 for fiscal years 2000 and 1999, respectively.

For fiscal year 2000, $2,170 was paid primarily related to professional fees and transitional costs associated with the sale of the personal care business. These costs were charged against a reserve established in fiscal year 1998. The 1998 restructuring balance was $0 at June 30, 2001 and July 1, 2000.

Assets held for sale were $16,207 at June 30, 2001 and is comprised of the LaVergne, Tennessee logistics facility. In the fourth quarters of fiscal year 2001 and 2000, the Company recorded a net restructuring charge of $2,175 and $1,048, respectively, to reflect its current net realizable value. The effect of suspending depreciation on this facility was $800, $850 and $830 for fiscal year 2001, 2000 and 1999, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant.

     (a) Directors of the Company. Information concerning directors of the Company is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting under the heading "Election of Directors".

     (b)  Executive Officers of the Company.
          See Part I, Additional Item of this Form 10-K on page 13.

     (c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 11.  Executive Compensation.

Information concerning executive officer and director compensation is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting under the headings "Executive Compensation" and "Director Compensation".

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information concerning security ownership of certain beneficial owners and management is incorporated by reference herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting under the heading "Ownership of Perrigo Common Stock".

Item 13.  Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting under the heading "Director Compensation".

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed or incorporated by reference as part of this Form 10-K:

          1. All financial statements. See Index to Consolidated Financial Statements on page 29 of this Form 10-K.

          2.   Financial Schedules
               Report of Independent Certified Public Accountants on Financial Statement Schedule. Schedule II - Valuation and Qualifying Accounts. Schedules other than the ones listed are omitted because they are included in the footnotes, immaterial or not applicable.

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

               3(b) Restated Bylaws of Registrant, dated April 10, 1996, as amended, incorporated by reference from the Registrants Form 10-K filed on September 6, 2000.

               4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996.

               10(a)* Registrant's Management Incentive Plan, incorporated by reference from the Registration Statement No. 33-69324 filed by the Registrant on September 23, 1993.

               10(b)* Registrant's 1988 Employee Incentive Stock Option Plan as amended, incorporated by reference from Exhibit A of the Registrant's 1997 proxy statement as amended at the Annual Meeting of Shareholders on October 31, 2000.

               10(c)* Registrant's 1989 Non-Qualified Stock Option Plan for Directors as amended, incorporated by reference from Exhibit B of the Registrant's 1997 Proxy Statement as amended at the Annual Meeting of Shareholders on October 31, 2000.

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

               10(h)* Employment Agreement, Restricted Stock Agreement, Contingent Restricted Stock Agreement, and Noncompetition and Nondisclosure Agreement, dated
                        April 19, 2000, between Registrant and David T. Gibbons, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2000.

               10(i)* Consulting Agreement, Noncompetition and Nondisclosure Agreement and Indemnity Agreement, dated June 2, 2000, between Registrant and Michael J. Jandernoa, incorporated by reference from the Registrant's Form 10-K filed on September 6, 2000.

               10(j)* Restricted Stock Agreement, dated August 14, 2001, between registrant and David T. Gibbons.

               10(k)* Restricted Stock Agreement, dated August 14, 2001, between registrant and Douglas R. Schrank.

               21       Subsidiaries of the Registrant.

               23       Consent of BDO Seidman, LLP.

               24       Power of Attorney (see signature page).

         * Denotes management contract or compensatory plan or arrangement.

         (b)   Exhibit and reports on Form 8-K.

         The Company filed a report on Form 8-K (Item 5) on May 4, 2001 that announced the Company was notified on May 2, 2001 by the FDA Detroit District Office that it had recommended that ANDAs for two of the Company's products be approved for manufacturing at its Allegan, Michigan facility.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE




Board of Directors
Perrigo Company
Allegan, Michigan

The audits referred to in our report to Perrigo Company and Subsidiaries dated August 1, 2001, relating to the consolidated financial statements of Perrigo Company, which is contained in Item 8 of this Form 10-K for the year ended June 30, 2001, included the audit of Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



By:  /s/ BDO Seidman, LLP
    -----------------------------
          BDO Seidman, LLP

Grand Rapids, Michigan
August 1, 2001

                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

                                 PERRIGO COMPANY
                                 (in thousands)




                                                    Balance     Charged to                    Balance
                                                 at Beginning   Costs and                     at End
         Description                              of Period      Expenses     Deductions(1)  of Period
         -----------                              ---------      --------     -------------  ---------
Year Ended July 3, 1999:
  Reserves and allowances deducted from
     asset accounts:
         Allowance for uncollectible accounts      $2,691        $   334        $  (256)       $3,281

Year Ended July 1, 2000:
  Reserves and allowances deducted from
    asset accounts:
         Allowance for uncollectible accounts      $3,281        $ 2,821        $   105        $5,997

Year Ended June 30, 2001:
  Reserves and allowances deducted from
    asset accounts:
         Allowance for uncollectible accounts      $5,997        $   974        $ 1,069        $5,902


(1) Uncollectible accounts charged off, net of recoveries and the effect of the 1998 restructuring.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 7th of September, 2001.

                                 PERRIGO COMPANY



                                 By:  /s/ David T. Gibbons
                                     ----------------------------------------
                                     David T. Gibbons
                                     President and Chief Executive Officer





                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints David T. Gibbons and Douglas R. Schrank and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 30, 2001 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 30, 2001 has been signed by the following persons in the capacities indicated on the 7th of September, 2001.


         Signature                               Title
         ---------                               -----
/s/ David T. Gibbons             President, Chief Executive Officer and Director
------------------------------   (Principal Executive Officer)
David T. Gibbons

/s/ Douglas R. Schrank           Executive Vice President and Chief Financial Officer
------------------------------   (Principal Accounting and Financial Officer)
Douglas R. Schrank

/s/ F. Folsom Bell               Executive Vice President, Business Development
------------------------------   and Director
F. Folsom Bell

/s/ Peter R. Formanek            Director
------------------------------
Peter R. Formanek

 /s/ Larry D. Fredricks          Director
------------------------------
Larry D. Fredricks

/s/ Richard G. Hansen            Director
------------------------------
Richard G. Hansen

/s/ L. R. Jalenak, Jr.           Director
------------------------------
L.R. Jalenak, Jr.

/s/ Michael J. Jandernoa         Chairman of the Board
------------------------------
Michael J. Jandernoa

/s/ Herman Morris, Jr.           Director
------------------------------
Herman Morris, Jr.


                                  EXHIBIT INDEX


Exhibit        Document
-------        --------

  21           Subsidiaries of the Registrant

  23           Consent of BDO Seidman, LLP

  10(j) Restricted Stock Agreement, dated August 14, 2001, between registrant and David T. Gibbons.

  10(k) Restricted Stock Agreement, dated August 14, 2001, between registrant and Douglas R. Schrank.