Form 10-Q
period 2001-09-29
PERRIGO CO
filed 2001-10-23
CIK 820096

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 29, 2001
                                               ------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                MICHIGAN                                     38-2799573
     -------------------------------                     -------------------
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             515 EASTERN AVENUE
              ALLEGAN, MICHIGAN                                 49010
           ---------------------                           --------------
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

                               YES   X    NO
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         OUTSTANDING AT
          CLASS OF COMMON STOCK                         OCTOBER 18, 2001
          ---------------------                       -------------------
               WITHOUT PAR                             73,585,211 SHARES


================================================================================

                        PERRIGO COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income-- For the quarters ended
September 29, 2001 and September 30, 2000                                            1

Condensed consolidated balance sheets -- September 29, 2001 and June 30, 2001        2

Condensed consolidated statements of cash flows -- For the quarters ended
September 29, 2001 and September 30, 2000                                            3

Notes to condensed consolidated financial statements-- September 29, 2001            4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                6

Item 3. Quantitative and Qualitative Disclosures About Market Risks                  7

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                             8

SIGNATURES                                                                          10

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)




                                                          First Quarter
                                                   ----------------------------
                                                      2002              2001
                                                      ----              ----

Net sales                                          $ 217,116          $ 192,142
Cost of sales                                        166,227            146,394
                                                   ---------          ---------
Gross profit                                          50,889             45,748
                                                   ---------          ---------

Operating expenses
   Distribution                                        4,017              3,457
   Research and development                            3,846              3,958
   Selling and administration                         22,576             21,586
                                                   ---------          ---------
                                                      30,439             29,001
                                                   ---------          ---------

Operating income                                      20,450             16,747
Interest and other, net                                 (163)              (174)
                                                   ---------          ---------

Income before income taxes                            20,613             16,921
Income tax expense                                     7,523              6,387
                                                   ---------          ---------

Net income                                         $  13,090          $  10,534
                                                   =========          =========


Basic earnings per share                           $    0.18          $    0.14
                                                   =========          =========


Diluted earnings per share                         $    0.17          $    0.14
                                                   =========          =========



     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       September 29,       June 30,
                                                                           2001             2001
                                                                       ------------       ---------
                                                                        (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                            $     297         $  11,016
   Accounts receivable, net of allowances of $6,902 and
      $5,902, respectively                                                120,525            96,828
   Inventories                                                            171,119           161,112
   Prepaid expenses and other current assets                               11,536             8,771
   Current deferred income taxes                                           19,203            19,203
   Assets held for sale                                                    16,207            16,207
                                                                        ---------         ---------
          Total current assets                                            338,887           313,137


Property and equipment                                                    382,055           377,269
   Less accumulated depreciation                                          171,990           165,182
                                                                        ---------         ---------
                                                                          210,065           212,087

Goodwill, net                                                              47,045            47,195
Other                                                                       3,820             3,493
                                                                        ---------         ---------
                                                                        $ 599,817         $ 575,912
                                                                        =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                     $  84,862         $  84,385
   Notes payable                                                            8,979            12,759
   Payrolls and related taxes                                              18,934            26,121
   Accrued expenses                                                        31,141            27,917
   Income taxes                                                            19,097            20,577
                                                                        ---------         ---------
          Total current liabilities                                       163,013           171,759

Deferred income taxes                                                      17,784            17,419
Long-term debt                                                             21,380                 -
Other long-term liabilities                                                 2,353               859

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
      none issued                                                               -                 -
   Common stock, without par value, 200,000 shares authorized,
     73,996 and 74,072 issued, respectively                               105,497           108,952
   Unearned compensation                                                   (1,017)             (465)
   Accumulated other comprehensive income                                     757               428
   Retained earnings                                                      290,050           276,960
                                                                        ---------         ---------
          Total shareholders' equity                                      395,287           385,875
                                                                        ---------         ---------
                                                                        $ 599,817         $ 575,912
                                                                        =========         =========

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                  First Quarter
                                                            -------------------------
                                                              2002             2001
                                                              ----             ----
Cash Flows From (For) Operating Activities:
   Net income                                               $ 13,090         $ 10,534
   Depreciation and amortization                               6,808            6,176
                                                            --------         --------
                                                              19,898           16,710

   Accounts receivable                                       (24,697)         (22,502)
   Inventories                                               (10,007)             861
   Current and deferred income taxes                          (1,115)          22,209
   Accounts payable                                              477            8,879
   Other                                                      (4,665)           6,484
                                                            --------         --------
         Net cash (for) from operating activities            (20,109)          32,641
                                                            --------         --------
Cash Flows (For) Investing Activities:
   Additions to property and equipment                        (4,786)          (5,810)
                                                            --------         --------
         Net cash (for) investing activities                  (4,786)          (5,810)
                                                            --------         --------
Cash Flows From (For) Financing Activities:
   Borrowings of long-term debt                               21,380                -
   Repayments of short-term debt                              (3,780)            (558)
   Issuance of common stock                                    9,785               27
   Repurchase of common stock                                (13,240)               -
   Other                                                          31               59
                                                            --------         --------
         Net cash from (for) financing activities             14,176             (472)
                                                            --------         --------

Net (Decrease) Increase in Cash and Cash Equivalents         (10,719)          26,359
Cash and Cash Equivalents, at Beginning of Period             11,016            7,055
                                                            --------         --------
Cash and Cash Equivalents, at End of Period                 $    297         $ 33,414
                                                            ========         ========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                            $    604         $    552
   Income taxes paid                                        $  8,344         $     43




     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2001
                                 (in thousands)

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

Operating results for the quarter ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations". SFAS 141 requires all business combinations to be accounted for by the purchase method and eliminates use of the pooling-of-interests method. It also requires upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. Additionally, the statement requires recognition of intangible assets apart from goodwill and provides for additional disclosure of information related to a business combination. This SFAS is effective for all business combinations initiated after June 30, 2001. The adoption of this standard did not have a significant impact on the Company's financial statements. The Company's previous business combinations were accounted for using the purchase method.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates goodwill amortization, provides guidance and requirements for impairment testing of goodwill and discusses the treatment of other intangible assets. Adoption of the standard is required for fiscal years beginning after December 15, 2001. However, because earlier adoption is permissible, the Company adopted the standard effective July 1, 2001. Goodwill amortization expense was $283 for the first quarter of fiscal year 2001. The impairment tests of goodwill and other intangible assets as required by this standard are not expected to impact earnings in fiscal year 2002.

NOTE B - INVENTORIES

                                   September 29,            June 30,
                                       2001                  2001
                                       ----                  ----

         Finished goods             $  76,240              $  73,996
         Work in process               57,009                 52,573
         Raw materials                 37,870                 34,543
                                    ---------              ---------
                                    $ 171,119              $ 161,112
                                    =========              =========

NOTE C - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:
                                                          First Quarter
                                                      ----------------------
                                                        2002          2001
                                                        ----          ----
Net income                                            $13,090        $10,534

Other comprehensive income:
   Foreign currency translation adjustments               329            230
                                                      -------        -------

Comprehensive income                                  $13,419        $10,764
                                                      =======        =======

NOTE D - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted Earnings per Share (EPS) calculation follows:

                                                          First Quarter
                                                      ----------------------
                                                        2002          2001
                                                        ----          ----
Numerator:
Net income used for both basic and diluted EPS        $13,090        $10,534
                                                      =======        =======

Denominator:
Weighted average shares outstanding for basic EPS      74,314         73,505
Dilutive effect of stock options                        2,611            424
                                                      -------        -------
Weighted average shares outstanding for diluted EPS    76,925         73,929
                                                      =======        =======

Options outstanding where the exercise price was higher than the market price were 446 and 2,991 for the first quarter of fiscal years 2002 and 2001, respectively. These options are excluded from the diluted EPS calculation.

NOTE E - SHAREHOLDERS' EQUITY

During the first quarter of fiscal year 2002, the Company purchased 965 shares of common stock for $13,240 under its common stock repurchase program. The common stock was retired. In addition, common stock increased $9,785 primarily due to the exercise of 851 stock options.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   FIRST QUARTER OF FISCAL YEARS 2002 AND 2001
                                 (in thousands)

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL YEARS 2002 AND 2001

Results of Operations

The Company's net sales increased $24,974 or 13% to $217,116 during the first quarter of fiscal year 2001, from $192,142 during the first quarter of fiscal year 2001. The increase in sales in fiscal year 2002 was primarily due to sales of a new antacid product, sales of Wrafton Laboratories Ltd. (Wrafton), a company purchased in the fourth quarter of fiscal year 2001 and higher sales of existing vitamin and analgesic products.

Gross profit increased $5,141 during the first quarter of fiscal year 2002 compared to the same period of fiscal year 2001. The increase in gross profit was primarily due to higher sales volume. The gross profit percent to net sales was 23.4% for the first quarter of fiscal year 2002 compared to 23.8% for the same period of fiscal year 2001. The decrease in gross profit percent was due to an increase in obsolescence expense resulting from higher inventories, added costs for quality compliance and the inclusion of Wrafton in this year's consolidated results.

Operating expenses increased $1,438 during the first quarter of fiscal year 2002 compared to the same period in fiscal year 2001. Operating expenses as a percent to net sales were 14.0% for the first quarter of fiscal year 2002 compared to 15.1% for the same period of fiscal year 2001. Distribution increased $560 or 16% primarily due to increased sales. Selling and administration increased $990 primarily due to higher insurance costs and the acquisition of Wrafton.

Interest and other, net decreased $11. Interest expense was $380 in the first quarter of fiscal year 2002 compared to $236 in the first quarter of fiscal year 2001.

The effective tax rate was 36.5% for the first quarter of fiscal year 2002 compared to 37.7% for the same period in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of fiscal year 2002, working capital, excluding cash, increased $45,215 to $175,577. Cash and cash equivalents decreased from $11,016 to $297 as the Company funded working capital requirements, stock repurchases, and capital expenditures. Cash flow used for operating activities in the first quarter of fiscal year 2002 was $21,630. Cash flow was negatively impacted by an increase in accounts receivable of $24,697, primarily due to sales increases and an increase in inventory of $10,007, primarily due to seasonal production increases. Cash flow from operations was also negatively impacted by a decrease in accrued payrolls and related taxes due to the timing of certain payments. Negative cash flow in the first quarter of the fiscal year is in line with the normal seasonal cycle of the Company.

Capital expenditures for facilities and equipment of $4,786 during the first quarter of fiscal year 2002 were primarily for normal equipment replacement, productivity enhancements and capacity additions.

During the first quarter of fiscal year 2002, the Company purchased 965 shares of common stock for $13,240 under its common stock repurchase program. The common stock was retired. In addition, $9,785 was received in proceeds from the issuance of common stock primarily due to the exercise of 851 stock options.

Long-term debt was $21,380 on September 29, 2001. The Company had no long-term debt on June 30, 2001. The Company had $153,620 available on its $175,000 unsecured credit facility on September 29, 2001. Cash flows from operations and borrowings from its credit facility are expected to be sufficient to finance the known or foreseeable liquidity and capital needs of the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Please see the "Cautionary Note Regarding Forward-Looking Statements" on pages 24-29 of the Company's Form 10-K for the year ended June 30, 2001 for a discussion of certain important factors that relate to forward-looking statements contained in this report. In addition, the Company's future results may be affected by the impact of events flowing from the September 11, 2001 terrorist attacks. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company is exposed to interest rate changes primarily as a result of its variable rate line of credit used to finance working capital when necessary and for general corporate purposes. The Company had $21,380 outstanding on its credit facility at September 29, 2001. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

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

          4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996 (Commission File No. 0-19725).

          10(a)* Registrant's Management Incentive Plan, incorporated by reference from the Registration Statement No. 33-69324 filed by the Registrant on September 23, 1993.

          10(b)* Registrant's 1988 Employee Incentive Stock Option Plan as amended, incorporated by reference from Exhibit A of the Registrant's 2000 proxy statement.

          10(c)* Registrant's 1989 Non-Qualified Stock Option Plan for Directors as amended, incorporated by reference from Exhibit B of the Registrant's 2000 proxy statement.

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

          10(j)* Restricted Stock Agreement, dated August 14, 2001, between registrant and David T. Gibbons, incorporated by reference from the Registrant's Form 10-K filed on September 7, 2001.

          10(k)* Restricted Stock Agreement, dated August 14, 2001, between registrant and Douglas R. Schrank, incorporated by reference from the Registrant's Form 10-K filed on September 7, 2001.

          10(l)* Registrant's Restricted Stock Plan for Directors II, dated August 14, 2001.

          10(m)*        Description of Nonqualified Deferred Compensation Plan.

* Denotes management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the first quarter of fiscal year 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        PERRIGO COMPANY
                            --------------------------------------
                                          (Registrant)





Date: October 22, 2001      By: /s/David T. Gibbons
     -------------------    ----------------------------------------------------
                            David T. Gibbons
                            President and Chief Executive Officer






Date: October 22, 2001      By: /s/Douglas R. Schrank
     -------------------    ----------------------------------------------------
                            Douglas R. Schrank
                            Executive Vice President and Chief Financial Officer
                            (Principal Accounting and Financial Officer)