Form 10-Q
period 2001-12-29
PERRIGO CO
filed 2002-01-24
CIK 820096

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

               FOR THE QUARTERLY PERIOD ENDED: DECEMBER 29, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-19725

                                PERRIGO COMPANY
                        --------------------------------
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

                                    YES  X   NO
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         OUTSTANDING AT
       CLASS OF COMMON STOCK                             JANUARY 11, 2002
       ---------------------                            -----------------
            WITHOUT PAR                                 73,375,457 SHARES

================================================================================

                        PERRIGO COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarter and the
year-to-date ended December 29, 2001 and December 30, 2000                            1

Condensed consolidated balance sheets -- December 29, 2001 and June 30, 2001          2

Condensed consolidated statements of cash flows -- For the year-to-date ended
December 29, 2001 and December 30, 2000                                               3

Notes to condensed consolidated financial statements -- December 29, 2001             4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                 8

Item 3. Quantitative and Qualitative Disclosures About Market Risks                   11

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                             11

Item 4. Submission of Matters to a Vote of Security Holders                           11

Item 6. Exhibits and Reports on Form 8-K                                              12

SIGNATURES                                                                            13
----------

                                PERRIGO COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                       Second Quarter            Year-To-Date
                                                    --------------------      -------------------
                                                       2002      2001           2002       2001
                                                       ----      ----           ----       ----
Net sales                                           $228,694   $189,550       $445,810   $381,692
Cost of sales                                        167,439    138,787        333,666    285,181
PPA product discontinuation                               --     20,200             --     20,200
                                                    ---------  ---------      ---------  ---------
Gross profit                                          61,255     30,563        112,144     76,311
                                                    ---------  ---------      ---------  ---------

Operating expenses
   Distribution                                        4,265      3,961          8,282      7,418
   Research and development                            4,958      3,470          8,804      7,428
   Selling and administration                         24,216     22,641         46,792     44,227
   Restructuring                                       2,046         --          2,046         --
   Unusual litigation                                     --       (457)            --       (457)
                                                    ---------  ---------      ---------  ---------
                                                      35,485     29,615         65,924     58,616
                                                    ---------  ---------      ---------  ---------

Operating income                                      25,770        948         46,220     17,695
Interest and other, net                                 (113)      (961)          (276)    (1,135)
                                                    ---------  ---------      ---------  ---------

Income before income taxes                            25,883      1,909         46,496     18,830
Income tax expense                                     9,318      1,089         16,841      7,476
                                                    ---------  ---------      ---------  ---------

Net income                                          $ 16,565   $    820       $ 29,655   $ 11,354
                                                    =========  =========      =========  =========


Basic earnings per share                            $   0.23   $   0.01       $   0.40   $   0.15
                                                    =========  =========      =========  =========


Diluted earnings per share                          $   0.22   $   0.01       $   0.39   $   0.15
                                                    =========  =========      =========  =========








     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         December 29,     June 30,
                                                                            2001           2001
                                                                          ----------     ----------
                                                                         (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                              $     814      $  11,016
   Accounts receivable, net of allowances of $8,825 and
      $5,902, respectively                                                  112,214         96,828
   Inventories                                                              161,677        161,112
   Prepaid expenses and other current assets                                 10,613          8,771
   Current deferred income taxes                                             23,463         19,203
   Assets held for sale                                                          --         16,207
                                                                          ----------     ----------
          Total current assets                                              308,781        313,137


Property and equipment                                                      388,102        377,269
   Less accumulated depreciation                                            178,593        165,182
                                                                          ----------     ----------
                                                                            209,509        212,087
Goodwill, net of accumulated amortization of $10,459 and
   $10,459, respectively                                                     47,471         47,195
Other                                                                         3,258          3,493
                                                                          ----------     ----------
                                                                          $ 569,019      $ 575,912
                                                                          ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                       $  68,429      $  84,385
   Notes payable                                                              6,631         12,759
   Payrolls and related taxes                                                22,531         26,121
   Accrued expenses                                                          33,847         27,917
   Income taxes                                                              10,680         20,577
                                                                          ----------     ----------
          Total current liabilities                                         142,118        171,759

Deferred income taxes                                                        17,525         17,419
Long-term debt                                                                1,600             --
Other long-term liabilities                                                   2,426            859

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
      none issued                                                                --             --
   Common stock, without par value, 200,000 shares authorized,
     73,372 and 74,072 issued, respectively                                  99,218        108,952
   Unearned compensation                                                       (903)          (465)
   Accumulated other comprehensive income                                       420            428
   Retained earnings                                                        306,615        276,960
                                                                          ----------     ----------
          Total shareholders' equity                                        405,350        385,875
                                                                          ----------     ----------
                                                                          $ 569,019      $ 575,912
                                                                          ==========     ==========


     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                   Year-To-Date
                                                            --------------------------
                                                               2002            2001
                                                               ----            ----
Cash Flows From (For) Operating Activities:
   Net income                                               $  29,655        $ 11,354
   Depreciation and amortization                               12,312          11,766
                                                            ----------       ---------
                                                               41,967          23,120

   Accounts receivable                                        (18,627)         (9,903)
   Inventories                                                   (568)          5,462
   Current and deferred income taxes                          (14,053)         19,023
   Accounts payable                                           (15,958)          7,110
   Restructuring, net of cash                                   2,046              --
   Other                                                        3,606          10,401
                                                            ----------       ---------
         Net cash (for) from operating activities              (1,587)         55,213
                                                            ----------       ---------

Cash Flows (For) From Investing Activities:
   Additions to property and equipment                         (9,731)        (10,116)
   Proceeds from sale of assets held for sale                  14,161              --
   Other                                                         (426)             --
                                                            ----------       ---------
         Net cash from (for) investing activities               4,004         (10,116)
                                                            ----------       ---------

Cash Flows (For) From Financing Activities:
   Repayments of short-term debt                               (6,141)           (156)
   Borrowings of long-term debt                                 1,600              --
   Tax benefit of stock transactions                            1,684              --
   Issuance of common stock                                    10,036              34
   Repurchase of common stock                                 (21,454)           (502)
   Other                                                        1,645             117
                                                            ----------       ---------
         Net cash for financing activities                    (12,630)           (507)
                                                            ----------       ---------

Net (Decrease) Increase in Cash and Cash Equivalents          (10,213)         44,590
Cash and Cash Equivalents, at Beginning of Period              11,016           7,055
Effect of exchange rate changes on cash                            11              --
                                                            ----------       ---------
Cash and Cash Equivalents, at End of Period                 $     814        $ 51,645
                                                            ==========       =========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                            $   1,051        $    503
   Income taxes paid                                        $  29,970        $  5,352






    See accompanying  notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 29, 2001
                                 (in thousands)

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

Operating results for the quarter and year-to-date ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

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

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates goodwill amortization, provides guidance and requirements for impairment testing of goodwill and discusses the treatment of other intangible assets. Adoption of the standard is required for fiscal years beginning after December 15, 2001. However, because earlier adoption is permissible, the Company adopted the standard effective July 1, 2001. The impairment tests of goodwill and other intangible assets as required by this standard have been performed and resulted in no impairment of these assets. Goodwill amortization, which is non-deductible for tax purposes, was $285 for the second quarter of fiscal 2001 and $568 for the first half of fiscal 2001. The effect on earnings per share of eliminating goodwill amortization was less than $.01 for both the second quarter and first half of fiscal 2001.

NOTE B - INVENTORIES

                               December 29,            June 30,
                                  2001                   2001
                                  ----                   ----
Finished goods                  $ 64,832                $ 73,996
Work in process                   58,563                  52,573
Raw materials                     38,282                  34,543
                                --------                --------
                                $161,677                $161,112
                                ========                ========

NOTE C - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:


                                                                 Second Quarter              Year-to-Date
                                                              --------------------      ------------------------
                                                                2002       2001            2002          2001
                                                                ----       ----            ----          ----
Net income                                                    $16,565        $820         $29,655        $11,354

Other comprehensive income:
  Foreign currency translation adjustments                       (337)       (156)             (8)            74
                                                              -------        ----         -------        -------

Comprehensive income                                          $16,228        $664         $29,647        $11,428
                                                              =======        ====         =======        =======

NOTE D - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the "basic" and "diluted" Earnings per Share (EPS) calculation follows:

                                                                     Second Quarter         Year-to-Date
                                                                   ------------------    -------------------
                                                                    2002      2001          2002     2001
                                                                    ----      ----          ----     ----
Numerator:
Net income used for both "basic" and "diluted" EPS                $ 16,565     $820       $29,655   $11,354
                                                                  ========   ======       =======   =======

Denominator:
Weighted average shares outstanding for basic EPS                   73,343   73,522        73,842    73,513
Dilutive effect of stock options                                     1,884      431         2,222       428
                                                                  --------   ------       -------   -------
Weighted average shares outstanding for diluted EPS                 75,227   73,953        76,064    73,941
                                                                  ========   ======       =======   =======

Options outstanding where the exercise price was higher than the market price were 458 and 2,985 for the first half of fiscal 2002 and 2001, respectively. These options are excluded from the diluted EPS calculation.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company is currently defending numerous individual lawsuits pending in various state and federal courts involving PPA, an ingredient formerly used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in November 2000 at the request of the FDA. These cases allege that the plaintiff suffered injury, generally some type of stroke, from ingesting PPA-containing products. Most of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits.

The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violations of antitrust laws. The case is proceeding to trial and discovery is ongoing. In the second quarter of fiscal 2001, the Company received a settlement payment from a minor defendant of $457, net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. The Company can make no prediction as to the outcome of the litigation with the remaining defendants.

NOTE F - SHAREHOLDER'S EQUITY

During the second quarter of fiscal 2002, the Company extended its common share repurchase program. The program allows for additional common share purchases of $20,000, for a total of $40,000. Purchases are made on the open market, subject to market conditions. During the first half of fiscal 2002, the Company purchased 1,609 shares for $21,454. Additionally, common stock increased $10,036 primarily due to the exercise of 867 stock options.

NOTE G - PRODUCT DISCONTINUATION

In the second quarter of fiscal 2001, in response to recommendations by the Food and Drug Administration (FDA), the Company voluntarily halted shipments of all products containing the ingredient Phenylpropanolamine (PPA), effective immediately. In the second quarter of fiscal 2001, the Company recorded sales returns of $14,000 with a negative impact on gross profit of $3,800. Additionally, the Company recorded a charge of $20,200 in cost of sales related to the cost of returned product, product on hand, and product disposal costs. These PPA charges reduced earnings $0.21 per share in the second quarter of fiscal 2001.

NOTE H - RESTRUCTURING COSTS

In the second quarter of fiscal 2002, the Company sold its logistics facility in LaVergne, Tennessee. The proceeds from the sale were $14,161. The Company recorded a restructuring charge of $2,046 in connection with the sale of this facility. The facility had previously been reflected as an asset held for sale in the consolidated financial statements of the Company.

NOTE I - SUBSEQUENT EVENT

Subsequent to the second quarter of fiscal 2002, a large customer of the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company recorded a charge of $1,900 in the second quarter of fiscal 2002. The effect on net income was approximately $1,200 or $.02 on earnings per share. The Company cannot predict the future sales to this customer or the resulting effect on net income and earnings per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          SECOND QUARTER AND FIRST HALF OF FISCAL YEARS 2002 AND 2001
                                 (in thousands)

RESULTS OF OPERATIONS

COMPARABILITY ISSUES

Described below are certain events that affect the comparability of the Company's financial results in the second quarter and first half of the fiscal year.

In the second quarter of fiscal 2001, the Company voluntarily halted shipments of all products containing the ingredient PPA in response to recommendations by the FDA. The Company recorded sales returns of $14,000 with a negative impact on gross profit of $3,800. Additionally, the Company recorded a charge of $20,200 in cost of sales related to the cost of returned product, product on hand and product disposal costs. These PPA charges reduced earnings $.21 per share in the second quarter of fiscal 2001.

On June 29, 2001, the Company purchased Wrafton Laboratories Ltd. (Wrafton). Wrafton's financial results were included in the Company's consolidated financial statements beginning in the current fiscal year.

On December 20, 2001, the Company sold its logistics facility located in LaVergne, Tennessee. The Company recorded a restructuring charge of $2,046. See Note H to the consolidated financial statements.

In the second quarter of fiscal 2002, the Company recorded $1,900 in bad debt expense related to the bankruptcy of a large customer. See Note I to the consolidated financial statements.

SECOND QUARTER OF FISCAL YEARS 2002 AND 2001

The Company's net sales increased $39,144 or 21% to $228,694 during fiscal 2002, from $189,550 in fiscal 2001. The increase is primarily due to recording the PPA product charge in fiscal 2001; the sale of PPA replacement products in fiscal 2002; the inclusion of Wrafton in current year results; increases in sales of existing cough and cold products to existing customers; and sales of new products. Excluding the PPA charge recorded in fiscal 2001, sales increased 12% in fiscal 2002.

Gross profit increased $30,692 or 100% during fiscal 2002 compared to fiscal 2001. The increase was primarily due to recording the PPA product charges in fiscal 2001, which reduced gross profit $24,000 in total, increased sales in the current year and the inclusion of Wrafton in current year results.

The gross profit percent to net sales was 26.8% for fiscal 2002 compared to 16.1% for fiscal 2001. Excluding the PPA charges in fiscal 2001, the gross profit percent would have been 26.8% for fiscal 2001.

Operating expenses increased $5,870 or 20% during fiscal 2002 primarily due to research and development, the restructuring charge, bad debt expense, and the inclusion of Wrafton in current year results. Operating expenses as a percent to net sales were 15.5% for fiscal 2002 compared to 15.6% for fiscal 2001. Research and development increased $1,488 or 43% during fiscal 2002 primarily due to expenses related to the development of new products. Selling and administration increased $1,575 primarily due to bad debt expense related to the bankruptcy of a large customer. The restructuring charge of $2,046 is related to the sale of the LaVergne, Tennessee logistics facility.

Interest and other, net increased $848 primarily due to interest expense of $439 in fiscal 2002 compared to interest income of $586 in fiscal 2001. This difference in interest is the result of borrowings in fiscal 2002 versus investment of excess cash in fiscal 2001.

The effective tax rate was 36.0% for fiscal 2002 compared to 57.0% in fiscal 2001. The effective tax rate for fiscal 2001 was significantly impacted by the decrease in earnings resulting from the PPA charges.

FIRST HALF OF FISCAL YEARS 2002 AND 2001

The Company's net sales increased $64,118 or 17% to $445,810 for fiscal 2002, from $381,692 for fiscal 2001, primarily due to recording the PPA product charge in fiscal 2001; the sale of PPA replacement products in fiscal 2002; the inclusion of Wrafton in the current year results; increases in sales of existing cough and cold, analgesic and laxative products to existing customers and sales of new products. Excluding the PPA charge recorded in fiscal 2001, sales increased 13% during fiscal 2002.

Retailers anticipated an early cough/cold/flu season with a strong peak in December. Retailers generally built inventory levels around that anticipated demand resulting in strong sales in the first half of fiscal 2002 for the Company. Because the early peak did not materialize, retailers may have inventory on hand to meet current demand. The ultimate effect on the Company's sales for the second half of fiscal 2002 will depend on the severity and longevity of the cough/cold/flu season and cannot be predicted with certainty.

Gross profit increased $35,833 or 47% during fiscal 2002 compared to fiscal 2001. The increase was primarily due to recording the PPA product charges in fiscal 2001, which reduced gross margin $24,000 in total, increased sales in the current year and the inclusion of Wrafton in current year results.

The gross profit percent to net sales was 25.2% for fiscal 2002 compared to 20.0% for fiscal 2001. Excluding the PPA charges in fiscal 2001, the gross profit percent would have been 25.4% for fiscal 2001.

Operating expenses increased $7,308 or 13% for fiscal 2002 compared to fiscal 2001 primarily due to research and development, the restructuring charge, bad debt expense, and the inclusion of Wrafton in current year results. Operating expenses as a percent to net sales were 14.8% for fiscal 2002 compared to 15.4% for fiscal 2001. Research and development increased $1,376 or 19% from fiscal 2001 primarily due to expenses related to the development of new products. Selling and administration increased $2,565 primarily due to bad debt expense related to the bankruptcy of a large customer. The restructuring charge of $2,046 is related to the sale of the

LaVergne, Tennessee logistics facility.

Interest and other, net increased $859 primarily due to interest expense of $819 for fiscal 2002 compared to interest income of $350 for fiscal 2001. This difference in interest is the result of borrowings in fiscal 2002 versus investment of excess cash in fiscal 2001.

The effective tax rate was 36.2% for fiscal 2002 compared to 39.7% for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

For the first half of fiscal 2002, working capital, excluding cash, increased $35,487. Cash and cash equivalents decreased from $11,016 to $814 as the Company funded working capital requirements.

Cash flow for operating activities was $1,587 for the first half of fiscal 2002. Cash flow was positively impacted primarily by net income of $29,655 and depreciation of $12,312. Cash flow was negatively impacted primarily by an increase in accounts receivable of $18,627 due to seasonal sales increases, a decrease in accounts payable of $15,958 due to lower production levels and a decrease in income taxes of $14,053 due to the timing of tax payments partially offset by higher reported income.

Capital expenditures for facilities and equipment of $9,731 for the first half of fiscal 2002 were primarily for normal equipment replacement, productivity enhancements and capacity additions.

In the second quarter of fiscal 2002, the Company sold its logistics facility in LaVergne, Tennessee. The proceeds from the sale were $14,161.

During the second quarter of fiscal 2002, the Company continued its common share repurchase program. The Company purchased 1,609 shares for $21,454 during the first half of fiscal 2002. Common stock increased $10,036 primarily due to the exercise of 867 stock options.

Long-term debt was $1,600 at December 29, 2001. The Company had $173,400 available on its $175,000 unsecured credit facility at December 29, 2001. Cash flows from operations and borrowings from its credit facility are expected to be sufficient to finance the known or foreseeable liquidity and capital needs of the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Please see the "Cautionary Note Regarding Forward-Looking Statements" on pages 24-29 of the Company's Form 10-K for the year ended June 30, 2001 for a discussion of certain important factors that relate to forward-looking statements contained in this report. In addition, the Company's future results may be affected by the impact of events flowing from the September 11, 2001 terrorist attacks, current economic conditions in the United States, retailers' financial difficulties or current cough/cold/flu seasonal trends. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company is exposed to interest rate changes primarily as a result of its variable rate line of credit used to finance working capital when necessary and for general corporate purposes. The Company had $1,600 outstanding on its credit facility at December 29, 2001. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently defending numerous individual lawsuits pending in various state and federal courts involving PPA, an ingredient formerly used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in November 2000 at the request of the FDA. These cases allege that the plaintiff suffered injury, generally some type of stroke, from ingesting PPA-containing products. Most of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits.

The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Shareholders' Meeting held on October 30, 2001, the Company's shareholders voted on the following matter:

1. Election of three directors of the Company;

The tabulation of votes provided by the Inspector of Election was as follows:

           Nominee                             For           Withhold/Against
           -------                             ---           ----------------

     Larry D. Fredricks                     67,109,940           1,637,034
     L. R. Jalenak, Jr.                     67,017,831           1,639,143
     Michael J. Jandernoa                   66,830,831           1,826,144

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit Number    Description
         --------------    -----------

              10(l)        Registrant's Executive Retention Plan, dated January
                           1, 2002.

              10(m) Registrant's Nonqualified Deferred Compensation Plan, dated December 31, 2001.

(b)      Reports on Form 8-K

The Company filed a report on Form 8-K on October 30, 2001 that announced it held its Annual Shareholders' Meeting in Allegan, Michigan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       PERRIGO COMPANY
                            --------------------------------------
                                         (Registrant)





Date: January 24, 2002      By: /s/David T. Gibbons
     ------------------     ----------------------------------------------------
                            David T. Gibbons
                            President and Chief Executive Officer






Date: January 24, 2002      By: /s/Douglas R. Schrank
     ------------------     ----------------------------------------------------
                            Douglas R. Schrank
                            Executive Vice President and Chief Financial Officer
                            (Principal Accounting and Financial Officer)