Form 10-Q
period 2002-03-30
PERRIGO CO
filed 2002-04-25
CIK 820096

================================================================================

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                                 --------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 30, 2002
                                                 --------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from         to
                                                --------  ---------

                         Commission file number 0-19725

                                 PERRIGO COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Michigan                                             38-2799573
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

      515 Eastern Avenue
       Allegan, Michigan                                          49010
     ---------------------                                        -----
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

                               YES   X    NO
                                    ---      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
          Class of Common Stock                          April 17, 2002
          ---------------------                          --------------
               without par                             72,470,892 shares


================================================================================

                        PERRIGO COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income-- For the quarter
and the year-to-date ended March 30, 2002 and March 31, 2001                         1

Condensed consolidated balance sheets-- March 30, 2002 and June 30, 2001             2

Condensed consolidated statements of cash flows-- For the
year-to-date ended March 30, 2002 and March 31, 2001                                 3

Notes to condensed consolidated financial statements-- March 30, 2002                4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                  8

Item 3. Quantitative and Qualitative Disclosures About Market Risks                 11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                         11

Item 6. Exhibits and Reports on Form 8-K                                            12

SIGNATURES                                                                          13

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                             Third Quarter                       Year-To-Date
                                     ---------------------------         ---------------------------
                                        2002              2001             2002              2001
                                        ----              ----             ----              ----
Net sales                            $ 198,491         $ 190,898         $ 644,301         $ 572,590
Cost of sales                          143,333           144,472           476,999           429,653
PPA product discontinuation                 --                --                --            20,200
                                     ---------         ---------         ---------         ---------
Gross profit                            55,158            46,426           167,302           122,737
                                     ---------         ---------         ---------         ---------
Operating expenses
   Distribution                          4,048             4,080            12,330            11,498
   Research and development              4,312             5,202            13,116            12,630
   Selling and administration           24,748            24,152            71,540            68,379
   Restructuring                            --                --             2,046                --
   Unusual litigation                   (7,813)             (538)           (7,813)             (995)
                                     ---------         ---------         ---------         ---------
                                        25,295            32,896            91,219            91,512
                                     ---------         ---------         ---------         ---------

Operating income                        29,863            13,530            76,083            31,225
Interest and other, net                   (220)           (1,687)             (496)           (2,822)
                                     ---------         ---------         ---------         ---------

Income before income taxes              30,083            15,217            76,579            34,047
Income tax expense                      10,822             5,116            27,663            12,592
                                     ---------         ---------         ---------         ---------

Net income                           $  19,261         $  10,101         $  48,916         $  21,455
                                     =========         =========         =========         =========

Basic earnings per share             $    0.26         $    0.14         $    0.67         $    0.29
                                     =========         =========         =========         =========

Diluted earnings per share           $    0.26         $    0.14         $    0.65         $    0.29
                                     =========         =========         =========         =========




     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                        March 30,         June 30,
                                                                          2002              2001
                                                                        ---------         ---------
ASSETS                                                                 (unaudited)
Current assets
   Cash and cash equivalents                                            $  36,674         $  11,016
   Accounts receivable, net of allowances of $8,809 and
      $5,902, respectively                                                 98,755            96,828
   Inventories                                                            145,379           161,112
   Prepaid expenses and other current assets                                8,936             8,771
   Current deferred income taxes                                           19,364            19,203
   Assets held for sale                                                        --            16,207
                                                                        ---------         ---------
          Total current assets                                            309,108           313,137

Property and equipment                                                    396,398           377,269
   Less accumulated depreciation                                          184,943           165,182
                                                                        ---------         ---------
                                                                          211,455           212,087

Goodwill                                                                   47,471            47,195
Other                                                                       5,156             3,493
                                                                        ---------         ---------
                                                                        $ 573,190         $ 575,912
                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                     $  61,111         $  84,385
   Notes payable                                                            7,321            12,759
   Payrolls and related taxes                                              27,733            26,121
   Accrued expenses                                                        31,808            27,917
   Income taxes                                                            10,134            20,577
                                                                        ---------         ---------
          Total current liabilities                                       138,107           171,759

Deferred income taxes                                                      18,046            17,419
Other long-term liabilities                                                 2,685               859

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized,
      none issued                                                              --                --
   Common stock, without par value, 200,000 shares authorized,
     72,471 and 74,072 issued, respectively                                88,613           108,952
   Unearned compensation                                                     (756)             (465)
   Accumulated other comprehensive income                                     619               428
   Retained earnings                                                      325,876           276,960
                                                                        ---------         ---------
          Total shareholders' equity                                      414,352           385,875
                                                                        ---------         ---------
                                                                        $ 573,190         $ 575,912
                                                                        =========         =========



     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Year-To-Date
                                                          -------------------------
                                                            2002             2001
                                                          --------         --------
Cash Flows From (For) Operating Activities:
   Net income                                             $ 48,916         $ 21,455
   Depreciation and amortization                            17,968           18,055
                                                          --------         --------
                                                            66,884           39,510

   Accounts receivable                                      (5,179)            (533)
   Inventories                                              15,734           (4,583)
   Current and deferred income taxes                        (9,976)          21,867
   Accounts payable                                        (23,274)           9,378
   Payrolls and related taxes                                1,610            7,433
   Accrued expenses                                          5,939            5,205
   Restructuring, net of cash                                2,046               --
   Other                                                      (782)           1,774
                                                          --------         --------
         Net cash from operating activities                 53,002           80,051
                                                          --------         --------

Cash Flows (For) From Investing Activities:
   Additions to property and equipment                     (17,321)         (17,373)
   Proceeds from sale of assets held for sale               14,161               --
   Other                                                      (426)              --
                                                          --------         --------
         Net cash (for) from investing activities           (3,586)         (17,373)
                                                          --------         --------

Cash Flows (For) From Financing Activities:
   (Repayments) Borrowings of short-term debt               (5,401)           1,215
   Issuance of common stock                                 10,232              162
   Repurchase of common stock                              (31,923)          (1,060)
   Other                                                     3,373              176
                                                          --------         --------
         Net cash (for) from financing activities          (23,719)             493
                                                          --------         --------

Net Increase in Cash and Cash Equivalents                   25,697           63,171
Cash and Cash Equivalents, at Beginning of Period           11,016            7,055
Effect of exchange rate changes on cash                        (39)              --
                                                          --------         --------
Cash and Cash Equivalents, at End of Period               $ 36,674         $ 70,226
                                                          ========         ========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                          $  1,266         $  1,342
   Income taxes paid                                      $ 36,939         $  9,102




     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2002
                    (in thousands, except per share amounts)

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

Operating results for the quarter and year-to-date ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

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

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates goodwill amortization, provides guidance and requirements for impairment testing of goodwill and discusses the treatment of other intangible assets. Adoption of the standard is required for fiscal years beginning after December 15, 2001. However, because earlier adoption is permissible, the Company adopted the standard effective July 1, 2001. The impairment tests of goodwill and other intangible assets as required by this standard have been performed and resulted in no impairment of these assets. Goodwill amortization, which is non-deductible for tax purposes, was $284 for the third quarter of fiscal 2001 and $852 for year-to-date fiscal 2001. The effect on earnings per share of eliminating goodwill amortization was less than $.01 for both the third quarter and year-to-date fiscal 2001.

NOTE B - INVENTORIES

The components of inventories consist of the following:

                                         March 30,        June 30,
                                           2002             2001
                                           ----             ----

         Finished goods                  $ 57,043         $ 73,996
         Work in process                   53,864           52,573
         Raw materials                     34,472           34,543
                                         --------         --------
                                         $145,379         $161,112
                                         ========         ========

NOTE C - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                       Third Quarter                Year-to-Date
                                                   -------------------         ---------------------
                                                    2002        2001            2002          2001
                                                    ----        ----            ----          ----
Net income                                         $19,261     $10,101         $48,916       $21,455
Other comprehensive income:
   Foreign currency translation adjustments            199        (221)            191          (147)
                                                   -------     -------         -------       -------
Comprehensive income                               $19,460     $ 9,880         $49,107       $21,308
                                                   =======     =======         =======       =======


NOTE D - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the "basic" and "diluted" Earnings per Share ("EPS") calculations follows:

                                                                  Third Quarter             Year-To-Date
                                                              --------------------      -------------------
                                                               2002         2001         2002        2001
                                                               ----         ----         ----        ----
Numerator:
Net income used for both basic and diluted EPS                $19,261      $10,101      $48,916     $21,455

Denominator:
Weighted average shares outstanding for basic EPS              72,690       73,468       73,451      73,485
Dilutive effect of stock options                                1,619        1,084        2,023         597
                                                              -------      -------      -------     -------
Weighted average shares outstanding for diluted EPS            74,309       74,552       75,474      74,082
                                                              =======      =======      =======     =======

Options outstanding where the exercise price was higher than the market price were 458 and 2,978 for the year-to-date fiscal 2002 and 2001, respectively. These options were excluded from the diluted EPS calculation.

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

In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violations of antitrust laws. The case is proceeding to trial and discovery is ongoing. The Company has entered into settlement agreements with certain defendants. The Company received settlement payments of $7,813 in fiscal 2002 and $995 in fiscal 2001, net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. The Company can make no prediction as to the outcome of the litigation with the remaining defendants.

NOTE F - SHAREHOLDERS' EQUITY

In fiscal 2002, the Company extended its common share repurchase program. The program allows for additional common share purchases of $20,000, for a total of $40,000. Purchases are made on the open market, subject to market conditions. During fiscal 2002, the Company purchased 2,533 shares for $31,923. Additionally, common stock increased $10,232 primarily due to the exercise of 890 stock options.

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

NOTE I - CUSTOMER BANKRUPTCY

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THIRD QUARTER AND YEAR-TO-DATE FISCAL YEARS 2002 AND 2001
                    (in thousands, except per share amounts)

RESULTS OF OPERATIONS

COMPARABILITY ISSUES

Described below are certain events that affect the comparability of the Company's financial results in the third quarter and first nine months of the fiscal year.

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

On January 28, 2002, the Company received $7,813, net of attorney fees and expenses, related to settlement agreements with certain defendants of a civil antitrust lawsuit. See Note E to the consolidated financial statements.

THIRD QUARTER OF FISCAL YEARS 2002 AND 2001

RESULTS OF OPERATIONS

The Company's net sales increased $7,593 or 4% to $198,491 during fiscal 2002, from $190,898 during fiscal 2001. The increase was primarily due to the inclusion of Wrafton in current year results, an increase in sales of existing vitamin products to existing customers and sales of new products.

Gross profit increased $8,732 or 19% during fiscal 2002 compared to fiscal 2001. The increase was primarily due to increased sales, the inclusion of Wrafton in fiscal 2002, and lower obsolescence costs.

The gross profit percent to net sales was 27.8% in fiscal 2002 compared to 24.3% in fiscal 2001. The increase was primarily due to lower obsolescence expenses and the ability to manage pricing to offset the impact of higher quality costs.

Operating expenses decreased $7,601 or 23% during fiscal 2002 compared to fiscal 2001 primarily due to unusual litigation income of $7,813.

Interest and other, net increased $1,467 primarily due to interest expense of $78 in fiscal 2002 compared to interest income of $904 in fiscal 2001. The difference in interest is the result of borrowings early in fiscal 2002 versus investment of excess cash in fiscal 2001.

The effective tax rate was 36.0% in fiscal 2002 compared to 33.6% in fiscal
2001.

YEAR-TO-DATE FISCAL YEARS 2002 AND 2001

The Company's net sales increased $71,711 or 13% to $644,301 in fiscal 2002 from $572,590 in fiscal 2001. The increase was primarily due to recording the PPA product charge in fiscal 2001; the sale of PPA replacement products in fiscal 2002; the inclusion of Wrafton in current year results; increases in sales of new products and existing cough/cold and analgesic products. Excluding the PPA charge recorded in fiscal 2001, sales increased 10% during fiscal 2002.

Gross profit increased $44,565 in fiscal 2002 compared to fiscal 2001. The increase was primarily due to the recording of the PPA product charge in fiscal 2001, which reduced gross margin $24,000 in total; increased sales in the current year and the inclusion of Wrafton in current year results.

The gross profit percent to net sales was 26.0% in fiscal 2002 compared to 21.4% in fiscal 2001. Excluding the PPA product charge, the gross profit percent would have been 25.0% for fiscal 2001.

Operating expenses decreased $293 in fiscal 2002 compared to fiscal 2001. Operating expenses as a percent to net sales were 14.2% in fiscal 2002 compared to 16.0% in fiscal 2001. The decrease in percent in fiscal 2002 was primarily due to unusual litigation income of $7,813. Selling and administration increased $3,161 primarily due to bad debt expense related to the bankruptcy of a large customer. The restructuring charge of $2,046 is related to the sale of the LaVergne, Tennessee logistics facility. The inclusion of Wrafton in the current year increased operating expenses.

Interest and other, net increased $2,326 primarily due to interest expense of $897 in fiscal 2002 compared to interest income of $1,254 in fiscal 2001. The difference in interest is the result of borrowings early in fiscal 2002 versus investment of cash balances in fiscal 2001.

The effective tax rate was 36.1% in fiscal 2002 compared to 37.0% in fiscal
2001.

LIQUIDITY AND CAPITAL RESOURCES

For fiscal 2002, working capital, excluding cash, increased $3,965. Cash and cash equivalents increased from $11,016 to $36,674.

Cash flow from operating activities was $53,002 for fiscal 2002. Cash flow was positively impacted primarily by net income of $48,916, depreciation of $17,968 and a decrease in inventory of $15,734. Cash flow was negatively impacted primarily by a decrease in accounts payable of $23,274 due to lower third quarter production levels, a decrease in income taxes of $9,976 due to the timing of tax payments partially offset by higher reported income and an increase in accounts receivable of $5,179.

Capital expenditures for facilities and equipment of $17,321 during fiscal 2002 were primarily for normal equipment replacement, productivity enhancements and capacity additions.

In the second quarter of fiscal 2002, the Company sold its logistics facility in LaVergne, Tennessee. The proceeds from the sale were $14,161.

During fiscal 2002, the Company continued its common share repurchase program. The Company purchased 2,533 shares for $31,923 during fiscal 2002. Common stock increased $10,232 primarily due to the exercise of 890 stock options.

The Company had no long-term debt at March 30, 2002 and had $175,000 available on its unsecured credit facility. Cash flows from operations and borrowings from its credit facility are expected to be sufficient to finance the known or foreseeable liquidity and capital needs of the Company.

CRITICAL ACCOUNTING POLICIES

Determination of certain amounts in the Company's financial statements requires the use of estimates. These estimates are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. Discussed below are the accounting policies considered by management to require the most judgement and to be critical in the preparation of the financial statements. Other accounting policies are included in the footnotes of the Company's annual report on Form 10-K for the year ended June 30, 2001.

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances.

Inventory - The Company maintains a reserve for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand, and market conditions. Changes in these conditions may result in additional reserves.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Please see the "Cautionary Note Regarding Forward-Looking Statements" on pages 24-29 of the Company's Form 10-K for the year ended June 30, 2001 for a discussion of certain important factors that relate to forward-looking statements contained in this report. In addition, the Company's future results may be affected by the impact of events flowing from the September 11, 2001 terrorist attacks, current economic conditions in the United States, retailers' financial difficulties or cough/cold/flu trends. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

             4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996 (Commission File No. 0-19725).

(b)      Reports on Form 8-K

The Company filed a report on February 1, 2002 that announced it entered into settlement agreements with certain defendants related to a civil antitrust lawsuit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               PERRIGO COMPANY
                                        ------------------------------
                                                (Registrant)





Date: April 25, 2002                    By: /s/ David T. Gibbons
     ----------------------             ----------------------------------------
                                        David T. Gibbons
                                        President and Chief Executive Officer






Date: April 25, 2002                    By: /s/ Douglas R. Schrank
     ----------------------             ----------------------------------------
                                        Douglas R. Schrank
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Principal Accounting and Financial
                                        Officer)