Form 10-K
period 2002-06-29
PERRIGO CO
filed 2002-09-18
CIK 820096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 29, 2002

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

       Registrant's telephone number, including area code: (269) 673-8451

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on August 30, 2002 as reported on the Nasdaq National Market System, was approximately $535,130,515. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 30, 2002 the registrant had outstanding 70,032,767 shares of common stock.

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting on October 29, 2002 are incorporated by reference into Part III.

                                     PART I.

Item 1.         Business of the Company. (Dollar and share amounts in thousands)

GENERAL

Perrigo Company (the Company), established in 1887, is the largest manufacturer of store brand over-the-counter (OTC) pharmaceutical and nutritional products in the United States. Store brand products are sold under a retailer's own label and compete with nationally advertised brand name products. The Company attributes its leadership position in the store brand market to its comprehensive product assortment and to its commitment to product quality, customer service, retailer marketing support and low cost production.

The Company's principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan 49010, its telephone number is (269) 673-8451 and its fax number is (269) 673-7535. The Company operates primarily through two wholly owned domestic subsidiaries, L. Perrigo Company and Perrigo Company of South Carolina, Inc., and three wholly owned foreign subsidiaries, Perrigo de Mexico S.A. de C.V., Quimica y Farmacia, S.A. de C.V. (Quifa) and Wrafton Laboratories Ltd. (Wrafton). As used herein, "the Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as Albertson's, CVS, Kmart, Kroger, Safeway, Target, Walgreens and Wal-Mart and major wholesalers such as Fleming, McKesson and Super Valu.

The Company's business consists of four operating segments. Two of the operating segments, OTC pharmaceutical products and nutritional products, are aggregated into one reportable segment, store brand health care. This segment markets a broad line of products that are comparable in quality and effectiveness to national brand products. These products include analgesics, antacids, cough and cold remedies, gastrointestinal and feminine hygiene products; as well as vitamins, nutritional supplements and nutritional drinks. The cost to the retailer of a store brand product is significantly lower than that of a nationally advertised brand name product. The retailer therefore can price a store brand product below the competing national brand product while still realizing a greater profit margin. Generally, the retailers' dollar profit per unit of store brand product sold is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a quality product at a price below a comparable national brand product. This reportable segment includes over ninety percent of the Company's revenues. The other two operating segments are Quifa, the Company's Mexican operating subsidiary, and Wrafton, the Company's United Kingdom operating subsidiary. Quifa manufactures primarily OTC and prescription pharmaceuticals for retail, wholesale and governmental customers. Wrafton is a supplier of store brand products to major grocery and pharmacy retailers and a contract manufacturer of OTC pharmaceuticals. Neither of these segments meet the requirements for separate disclosure. See Notes A and L of the consolidated financial statements for additional segment information. The discussion in Item 1 primarily relates to the store brand health care segment.

The Company currently manufactures and markets certain products under its own brand name, Good Sense(R). The Company also manufactures products under contract for marketers of national brand products.

SIGNIFICANT DEVELOPMENTS DURING FISCAL 2002

Share Repurchase

The Company continued to repurchase shares of common stock during fiscal 2002, purchasing 2,533 shares for $31,923. The common stock was retired upon repurchase.

In early fiscal 2003, the Board of Directors approved the purchase of an additional $40,000 of common stock, subject to market conditions. In the last two fiscal years, the Company has purchased 2,670 shares for $33,012. As of September 12, 2002, the Company has purchased and retired 3,084 shares for $31,117 in the first quarter of fiscal 2003. The Company has approval to purchase additional shares with a value of up to $15,871.

Settlements of Antitrust Lawsuit

The Company entered into settlement agreements with several defendants of a civil antitrust lawsuit. The lawsuit, which was filed in August 1999, was against a group of vitamin raw material suppliers and alleged the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The Company received settlement payments of $27,891, net of attorney fees and expenses, in fiscal 2002. The case against the few remaining defendants was settled in August 2002, resulting in a final payment of $3,128 that will be recorded in the first quarter of fiscal 2003.

Restructuring and Goodwill Impairment Charges

In the fourth quarter of fiscal 2002, the Company approved a restructuring plan related to Quifa. The implementation of the plan began in June 2002 and is expected to be completed in its entirety by June 2003. The Company will discontinue certain customers and products because of inadequate profitability and misalignment with strategic goals. Equipment related to the discontinued customers and products has been written down to its fair market value, resulting in an impairment charge of $2,590. The Company expects to terminate approximately 240 employees performing certain production and administrative tasks as a result of the restructuring plan. Accordingly, the Company recorded employee termination benefits of $2,000 and other restructuring costs of $500. The charges for asset impairment and employee termination benefits are included in the restructuring line in the consolidated statement of income for fiscal 2002.

Quifa is considered a reporting unit for the purpose of goodwill impairment testing. Due to the changes necessary at Quifa, its goodwill was tested for impairment. The fair value of the reporting unit was estimated using the expected present value of future cash flows. The testing procedure resulted in a goodwill impairment charge of $11,524. The goodwill impairment charge is recorded as a separate line item in the consolidated statement of income for fiscal 2002.

Sale of Logistics Facility

In December 2001, the Company sold its logistics facility located in LaVergne, Tennessee. The facility was an asset held for sale as a result of divesting the Company's personal care business. The proceeds from the sale were $14,161. The Company recorded a restructuring charge in fiscal 2002 of $2,046 to reduce the value of the facility to its net realizable value.

BUSINESS STRATEGY

The Company attributes its sustained leadership position in the store brand market to its implementation of several focused business strategies that reflect the Company's commitment to its customers and employees. The strategy is outlined below.

Product Quality and Product Assortment

The Company is committed to providing a high quality product to the customer. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. Packaging is designed to make the product visually appealing to the consumer. The Company offers a comprehensive product assortment in order to fill customers' needs while minimizing their product sourcing costs. High quality standards are maintained throughout all phases of production, testing, warehousing and distribution by adhering to "Current Good Manufacturing Practices" (cGMP) promulgated by the Food and Drug Administration (FDA).

The Company is dedicated to developing and marketing new store brand products before its competitors. As a result, the Company has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable to national brand products. This staff also responds to changes in existing national brand products by reformulating existing Company products. In the OTC pharmaceutical market, several new products are the result of changes in product status from "prescription only"
(Rx) to OTC (non-prescription). These "Rx switch" products require approval by the FDA through its Abbreviated New Drug Application (ANDA) process. In order to accelerate the approval process, the Company uses both internal development and strategic product development agreements with outside sources.

Customer Service and Marketing Support

The Company seeks to establish customer loyalty by providing superior customer service and marketing support. This includes providing (1) a comprehensive assortment of high quality, value priced products, (2) timely processing, shipment and delivery of orders, (3) assistance in managing customer inventories and (4) support in managing and building the customer's store brand business.

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

Low Cost Supplier

The Company continually strives to improve its manufacturing capabilities and technology to provide the manufacturing flexibility necessary to meet its customers' changing needs and to achieve a low cost supplier position. Education of the work force and a team approach provide employees with the skills to generate and implement programs designed to increase the Company's productivity and efficiency, improve quality and better serve customers.

Continuous improvement programs are utilized to improve efficiency by eliminating waste from all phases of Company operations. These programs include cross-functional teams, internal and external audits and on-the-job training.

The Company strives to develop partnerships with its suppliers to ensure reliable and competitively priced raw materials and packaging supplies. Initiatives to control supply costs include volume purchases, global sourcing, inventory and supply management, and quality and delivery measurements.

BUSINESS SEGMENT

The Company had four operating segments in fiscal 2002 as defined by the accounting pronouncement Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". These segments were OTC pharmaceuticals, nutritional products, Quifa and Wrafton. The OTC pharmaceuticals and nutritional product segments have been aggregated into one reportable segment because their operating processes, types of customers, distribution methods, regulatory environment and expected long-term financial performance are very similar. Neither Wrafton nor Quifa meet the requirements for separate disclosure. See Notes A and L to the consolidated financial statements for further information related to business segments.

PRODUCTS

The Company currently markets approximately 1,200 store brand products to approximately 300 customers. The Company includes as separate products multiple sizes, flavors and product forms of certain products. The Company has a leading market share in certain of its products in the store brand market.

During fiscal 2002, approximately $35,000 of the Company's net sales were attributable to new products added to the Company's product lines within the past two fiscal years.

The following table illustrates net sales for the Company's two product lines from fiscal 1998 through fiscal 2002. Excluded from this table is the Company's personal care business, which was sold in August 1999.

                                                                    Net Sales by Product Line
                                                                          Fiscal Year
                                                  -------------------------------------------------------------------
                                                     2002          2001          2000          1999          1998
                                                  -------------------------------------------------------------------
OTC Pharmaceuticals.....................           $676,084      $616,537      $590,429      $557,059      $537,339
Nutritional.............................            150,238       136,951       136,155       134,678       152,335
                                                   --------      --------      --------      --------      --------
                                                   $826,322      $753,488      $726,584      $691,737      $689,674
                                                   ========      ========      ========      ========      ========

Listed below are the product categories under which the Company markets products for store brand labels. Also listed are the names of certain national brands against which the Company's products compete.

Product Categories           Comparable National Brands
------------------           --------------------------

Cough/Cold                   Advil(R)Cold & Sinus, Afrin(R), Benadryl(R),
                             Dimetapp(R), NyQuil(R), PediaCare(R),
                             Robitussin(R), Sudafed(R), Tavist(R), Triaminic(R),
                             Tylenol(R)

Analgesics                   Advil(R), Aleve(R), Bayer(R), Excedrin(R),
                             Motrin(R), Tylenol(R)

Gastrointestinal             Alka-Seltzer(R), Citrucel(R), Correctol(R),
                             Ex-Lax(R), Fibercon(R), Imodium A-D(R), Maalox(R),
                             Metamucil(R), Mylanta(R), Pepcid(R)AC, Pepto
                             Bismol(R), Phillips(R), Senokot(R), Tagamet HB(R),
                             Tums(R), Zantac(R)75

Sleeping Aids/Hemorrhoidal   Simply Sleep(R), Unisom(R)/Preparation H(R)
Remedies/Hair Restoration    /Rogaine(R)

Feminine Hygiene             1-Day(TM), Monistat(R)3, Monistat(R)7

Pregnancy Tests Kits         e.p.t.(R)

Vitamins/Nutritional         Centrum(R), Flintstones(R), One-A-Day(R)/
Supplements                  Caltrate(R),Garlique(R), Ginkoba(R), Ginsana(R),
                             Osteo Bi-Flex(R)

Nutritional Drinks           Ensure(R)

RESEARCH AND DEVELOPMENT

Research and development is a key component of the Company's business strategy. The Company focuses on developing store brand products comparable in formulation, quality and effectiveness to existing national brand products. As part of the product development process, the Company considers the possibility of any potential patent infringement and develops alternative formulations so as not to infringe any patent.

The Company has FDA approval to manufacture and distribute products such as children's ibuprofen oral suspension and drops, loperamide hydrochloride, tioconazole ointment and pseudoephedrine hydrochloride extended-release tablets, which are products comparable to the national brands Children's Motrin(R), Imodium A-D(R), 1-Day(TM) and Sudafed(R) 12 Hour, respectively.

The Company has the rights to distribute, through use of strategic alliance agreements, products such as ibuprofen & pseudoephedrine tablets and acid reducer tablets, products that are comparable to the national brands Advil(R) Cold & Sinus and Pepcid(R) AC, respectively.

The Company estimates that products for which marketing exclusivity is expiring through the year 2005 represent a substantial potential market. The Company actively pursues all avenues to offer store brand products comparable to certain of these products; however, there can be no assurance that it will be successful in obtaining the right to distribute additional products in the future.

The Company spent $19,892, $17,634 and $16,314 for research and development during fiscal 2002, 2001 and 2000, respectively. The Company anticipates that research and development expenditures as a percent to net sales will increase in the foreseeable future.

SALES AND MARKETING

The Company employs its own sales force to service larger customers and uses industry brokers for some smaller retailers. Field sales employees, with support from marketing, are assigned to specific customers in order to understand and work most effectively with the customer. They assist in developing in-store marketing programs (described below) and optimizing communication of customers' needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the Good Sense(R) label.

Wal-Mart accounted for 25% of net sales for each of the last three fiscal years. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company's operating results and financial position. Such a change is not anticipated in the foreseeable future. No other customer individually accounted for more than 10% of net sales.

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

MANUFACTURING AND DISTRIBUTION

The Company's eleven manufacturing facilities occupied approximately 1.6 million square feet at June 29, 2002 and are located in the United States, Mexico and the United Kingdom. The Company supplements its production capabilities with the purchase of product from outside sources and will continue to do so in the future. During fiscal 2002, the nutritional facility generally operated at approximately 80% of capacity and the OTC pharmaceutical facilities generally operated at approximately 70% of capacity. The Company explores opportunities to utilize available capacity, such as contract manufacturing for national brands.

The Company's manufacturing operations are designed to allow low cost production of a wide variety of products of different quantities, sizes and packaging while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and fast cycle times allow the Company to respond quickly to changes in manufacturing schedules.

The Company has four regional logistics facilities across the United States, two logistics facilities in Mexico and one logistics facility in the United Kingdom that occupied an aggregate of approximately 851 thousand square feet at June 29, 2002. Both contract freight and common carriers are used to deliver products.

COMPETITION

The market for store brand OTC pharmaceutical and nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. The Company believes it competes favorably in all of these areas.

The Company is the largest manufacturer of store brand OTC pharmaceutical products in the United States. The Company's direct competition in store brand products consists primarily of independent, privately owned companies and is highly fragmented in terms of both geographic market coverage and product categories. Additionally, competition is growing from generic prescription drug manufacturers in the Rx to OTC switch products market. The Company competes in the nutritional area with a number of public and private companies, some of which have broader product lines and larger sales volumes.

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

MATERIALS SOURCING

Raw materials and packaging supplies are generally available from multiple suppliers. Certain components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic or other factors. In the past, supplies of certain raw materials, bulk tablets and components have become limited, or were available from one or only a few suppliers. The Company has historically been able to react to situations that require alternate sourcing. Should alternate sourcing be required, the nature of the FDA restrictions placed on products approved through the ANDA process could substantially lengthen the approval process for an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to its volume of purchases.

TRADEMARKS AND PATENTS

The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent, or group of trademarks or patents.

SEASONALITY

The Company's sales are subject to seasonality, primarily with regard to the timing of the cough/cold/flu season, which generally runs from September through March. In addition, historically, the Company's sales of cough/cold/flu products have varied from year to year based in large part on the severity and length of the cough/cold/flu season. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu products, there can be no assurance that the Company's future sales of those products will necessarily follow historical patterns.

PRODUCT LIABILITY

Over the last ten years the aggregate amount paid in settlement of liability claims has not been material, and the Company is unaware of any suits that would exceed its insurance limits. The Company believes that, currently, its product liability coverage is adequate to cover anticipated lawsuits.

In November 2001, at the request of the FDA, the Company voluntarily withdrew from the market its products containing Phenylpropanolamine (PPA), an ingredient formerly used in the manufacture of certain OTC cough/cold and diet products. Numerous individual PPA-related lawsuits have been filed alleging that the plaintiffs suffered injury, generally some type of stroke, from ingesting the Company's PPA-containing products. At this time, the outcome of these suits is not determinable.

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

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company's products are subject to regulation by one or more United States agencies, including the FDA, the Federal Trade Commission (FTC), the Drug Enforcement Administration (DEA) and the Consumer Product Safety Commission (CPSC), as well as by foreign agencies. Various agencies of the states and localities in which the Company's products are sold also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines designated by voluntary standard setting organizations, such as the United States Pharmacopoeia Convention, Inc. (USP) and NSF International (NSF). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

Food and Drug Administration

The FDA exercises authority over three aspects of the Company's business: (1) the labeling and marketing of ANDA and monograph OTC pharmaceutical drug products, (2) the labeling and marketing of dietary supplements and (3) the operation of its manufacturing, testing, packaging and distributing facilities.

OTC Pharmaceuticals. The majority of the Company's OTC pharmaceuticals are regulated under the OTC Monograph System and are subject to certain FDA regulations. Under the OTC Monograph System, classes of OTC drugs are generally recognized as safe and effective and not misbranded. These drugs do not require the submission of a New or Abbreviated New Drug Application (NDA or ANDA) prior to marketing. From time to time, adequate information may become available to the FDA regarding certain drug products that will allow the reclassification of those products as generally recognized as safe and effective and not misbranded and, therefore, no longer requiring the approval of an NDA or ANDA prior to marketing. FDA regulations cover well-known ingredients and specify, among other things, permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC Monograph System must conform to specific quality and labeling requirements; however, these products generally may be developed under fewer restrictive conditions than those products that require the filing of an NDA or ANDA. It is, in general, less costly to develop, manufacture, bring to market and maintain a product produced under the OTC Monograph System. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC Monograph System. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for an affected product.

The Company also markets products that have switched from prescription to OTC status. These Rx to OTC switch products require approval by the FDA through its NDA or ANDA process before they can be distributed. Based on current FDA regulations, all chemistry, manufacturing and control issues, bioequivalency and labeling related to these products are controlled by the information included in the NDAs or ANDAs. The ANDA process generally reduces the time and expense related to FDA approval compared to the NDA process. For approval, the Company must demonstrate that the product is essentially the same as a product that has previously been approved by the FDA and is on the market and that the manufacturing process and other requirements meet FDA standards. This approval process may require that bioequivalence and/or efficacy studies be performed using a small number of subjects in a controlled clinical environment. Approval time is generally eighteen months to four years from the date of submission of the application. Changes to the approved ANDAs and, therefore, changes to these products, are governed by specific regulations and guidelines that determine when changes, if approved by the FDA, can be implemented.

The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drugs and Cosmetic Act) can give a three-year period of marketing exclusivity to a company that obtains FDA approval of an Rx to OTC switch product. Unless the Company establishes relationships with the companies having exclusive marketing rights, the Company's ability to market Rx to OTC switch products and offer its customers products comparable to the national brand products would be delayed until the expiration of the three-year exclusivity granted to the company initiating the switch. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company will obtain the approvals to market Rx to OTC switch products or, alternatively, that the Company will be able to obtain these products from other manufacturers.

Under the FDA Modernization Act of 1997, the FDA changed its policy regarding market exclusivity. In general, this legislation and the FDA policy change may grant up to one additional year of exclusivity if the innovator conducted pediatric studies on the product. This policy change will, in certain instances, defer sales by the Company of affected products.

If the Company is first to file its ANDA and meets certain requirements, the FDA may grant a 180-day exclusivity for that product. During the ANDA approval process, patent certification is required and may result in legal action by the product innovator. The legal action would not result in material damages but could result in the Company being prevented from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action, and that action could have the effect of triggering a statutorily mandated delay in the FDA approval of the drug application for a period of up to 30 months. If there is an initial court decision in a patent litigation case related to the drug product that is favorable to the Company, the exclusivity period may commence on the date of the decision even though the decision may be appealed and the final decision on appeal is not entered until sometime later. The Company may, however, decide to not assume the risk of marketing an approved product prior to the final decision on appeal of the favorable opinion of a lower court.

In certain instances, the FDA may determine that approval of a drug application involved in patent litigation can only be granted after the final appeal has been decided. In these instances, the Company could be further delayed if the 30-month time period has not expired.

If the Company is not first to file its ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of the Company's product. In addition, if exclusivity is granted to the Company, there can be no assurance that the beginning of the exclusivity period will coincide with the ability of the Company to market the product, as current FDA regulations may allow the triggering of the exclusivity period by events that are outside of the Company's control.

The Company is also subject to the requirements of the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine

Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or PPA. While certain of the Company's OTC pharmaceutical products contain pseudoephedrine, the Company's products contain neither ephedrine, a chemical compound that is distinct from pseudoephedrine, nor PPA. Pseudoephedrine is a common ingredient in decongestant products manufactured by the Company and other pharmaceutical companies. The Company believes that its products are in compliance with all applicable DEA requirements.

Dietary Supplements. The Dietary Supplement Health and Education Act of 1994 (DSHEA) was enacted on October 25, 1994 and amends the Federal Food, Drugs and Cosmetic Act to (1) define dietary supplements, (2) expand the number of new dietary supplement ingredients, (3) permit "structure/function" statements for all vitamin, mineral and natural products, including herbal products and other nutritional supplements and (4) permit the use of certain published literature in the sale of vitamin products. Dietary supplements are regulated as food products and the FDA is prohibited from regulating the dietary ingredients in supplements as food additives, or the supplements as drugs, unless the FDA interprets the claims made for these products as drug claims.

DSHEA provides for specific nutritional labeling requirements for dietary supplements. The latest FDA labeling regulations were effective March 23, 1999. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling. The FDA has proposed regulations for cGMP requirements for dietary supplements. Although the Company cannot predict the specific content of the final cGMPs or the timing of issuance, it believes the changes will have minimal impact on its business.

On January 6, 2000, the FDA published a Final Rule regarding statements made in dietary supplement labeling. These statements cannot state expressly or implicitly that a dietary supplement has any effect on a disease. This Final Rule clarifies the FDA's definition of a disease. In addition, the Final Rule provides certain statements from several OTC drug monographs for use on dietary supplements (e.g., relief of occasional sleeplessness) giving the industry more latitude in marketing dietary supplements and providing information to consumers about the use of dietary supplements.

The Company cannot determine what effect the FDA's future regulations will have on its business. Future regulations could, among other things, require expanded documentation of the properties of certain products or scientific substantiation regarding ingredients, product claims or safety. In addition, the Company cannot predict whether new legislation regulating the Company's activities will be enacted or what effect any legislation would have on the Company's business.

Manufacturing and Packaging. All facilities where dietary supplements and pharmaceuticals are manufactured, tested, packed, warehoused or distributed must comply with the FDA manufacturing standards applicable to the type of product. All of the Company's products are manufactured, tested, packaged, stored and distributed according to the appropriate cGMP regulations. The FDA performs periodic audits to ensure that the Company's facilities remain in compliance with the cGMP regulations. The failure of a facility to be in compliance may lead to a breach of representations made to private label customers or to regulatory action against the products made in that facility, including seizure, injunction or recall.

Consumer Product Safety Commission

The CPSC has authority, under the Poison Prevention Packaging Act, to designate those products, including vitamin products and OTC pharmaceuticals, that require child resistant closures to help reduce the incidence of poisonings. The CPSC has adopted regulations requiring numerous OTC pharmaceuticals and iron-containing dietary supplements to have these closures and has adopted rules on the testing of these closures by both children and adults. The Company, working with its packaging suppliers, believes that it is in compliance with all CPSC requirements.

Federal Trade Commission

The FTC exercises primary jurisdiction over the advertising and other promotional practices of marketers of dietary supplements and OTC pharmaceuticals and works with the FDA regarding these practices. The FTC considers whether the product's claims are substantial, truthful and fair.

State Regulation

All states regulate foods and drugs under laws that parallel federal statutes. The Company is also subject to California Proposition 65 and other state consumer health and safety regulations that could have a potential impact on the Company's business if any of the Company's products are ever found not to be in compliance. The Company is not engaged in any material state governmental enforcement or other regulatory actions and is not aware of any products that are not in material compliance with California Proposition 65 and other similar state regulations.

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

The USP has adopted standards for vitamin and mineral dietary supplements that are codified in the USP Monographs and the USP Manufacturing Practices. These standards cover composition (nutrient ingredient potency and combinations), disintegration, dissolution, manufacturing practices and testing requirements. While USP standards for vitamin and mineral dietary supplements are voluntary, and not incorporated into federal law, customers of the Company may demand that products supplied to them meet these standards. Label claims of compliance with the USP may expose a company to FDA scrutiny for those claims. In addition, the FDA may in the future require compliance, or such a requirement may be included in new dietary supplement legislation. All of the Company's vitamin and/or mineral products (excluding certain nutritional supplements products for which no USP standards have been adopted) are formulated to comply with existing USP standards and are so labeled.

NSF International

NSF is an independent, not-for-profit, non-governmental organization providing risk management services in public health and safety. Its services include standards development, product certification, safety audits, management systems registration and education programs. NSF is accredited by the American National Standards Institute (ANSI), the Occupational Safety and Health Administration
(OSHA) and the Standard Council of Canada (SCC). These accreditations attest to the competency of services provided by NSF and compliance with established national and international standards for third-party certification.

The NSF GMP Dietary Supplement Program enables manufacturers to become independently registered by NSF as conforming to GMP requirements, the guidelines that provide a system of processes, procedures and documentation to assure the product produced has the strength, composition, quality and purity represented on the product label. The Company's nutritional facility has earned NSF registration.

Foreign Regulation

The Company manufactures, packages and distributes Rx pharmaceuticals, OTC pharmaceuticals and nutritional products in Mexico. The manufacturing, processing, formulation, packaging, labeling, testing, advertising and sale of these products are subject to regulation by one or more Mexican agencies, including the Health Ministry, the Commercial and Industrial Secretariat, the Federal Work's Secretariat, the Environmental Natural Resources and Fishing Secretariat, the Federal Environmental Protection Ministry and the Treasury and Public Credit Secretariat and its Customs Government department.

The Company manufactures, packages and distributes OTC pharmaceuticals in the United Kingdom and provides contract manufacturing and packaging services for major pharmaceutical and healthcare companies in the United Kingdom. The manufacturing, processing, formulation, packaging, testing, labeling, advertising and sale of these products are subject to regulation by one or more United Kingdom agencies, including the Medicines Control Agency, the Department of Health, the Department of the Environment, Health Ministry Customs and Excise, the Department of Trade and Industry, the Health and Safety Executive and the Department of Transport.

The Company exports OTC pharmaceuticals and nutritional products to foreign countries including Mexico and Canada. Government regulations for exporting these products are covered by the United States FDA, and where appropriate DEA law, as well as each individual country's requirement for importation of such products. Each country requires approval of these products through a registration process by that country's regulatory agencies. These registrations govern the process, formula, packaging, testing, labeling, advertising and sale of the Company's products and regulate what is required and what may be represented to the public on labeling and promotional material. Approval for the sale of the Company's products by foreign regulatory agencies may be subject to delays.

EMPLOYEES

As of June 29, 2002, the Company had 2,997 full-time and temporary employees in the United States. The Company has not been a party to a collective bargaining agreement in the United States. The Company had 732 employees in Mexico, of whom 357 are covered by a collective bargaining agreement. The Company had 518 employees in the United Kingdom, none of whom are covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

Item 2.              Properties.

As of June 29, 2002, the Company owned or leased the following primary facilities:

                                                                                  Approximate     Leased
            Location                              Type of Facility                Square Feet     Or Owned
            --------                              ----------------                -----------     --------
Allegan, Michigan                          Manufacturing (4 locations)                986,400     Owned
Greenville, South Carolina                 Manufacturing                              169,600     Owned
Greenville, South Carolina                 Manufacturing                               72,600     Leased
Holland, Michigan                          Manufacturing                              120,000     Owned
Ramos Arizpe, Mexico                       Manufacturing (2 locations)                 97,300     Owned
Montague, Michigan                         Manufacturing                               84,000     Owned

Braunton, United Kingdom           Manufacturing             117,000     Owned
Allegan, Michigan                  Logistics                 517,000     Owned
Cranbury, New Jersey               Logistics                  60,500     Leased
Rancho Cucamonga, California       Logistics                  69,300     Leased
Greenville, South Carolina         Logistics                  90,800     Leased
Mexico City, Mexico                Logistics                  27,000     Leased
Guadalajara, Mexico                Logistics                   9,700     Leased
Braunton, United Kingdom           Logistics                  77,000     Owned
Allegan, Michigan                  Offices                   246,000     Owned
Allegan, Michigan                  Company Store              20,000     Leased
Monterrey, Mexico                  Offices                     9,700     Leased
Ramos Arizpe, Mexico               Offices (2 locations)      11,000     Owned
Braunton, United Kingdom           Offices                    36,000     Owned

Item 3.           Legal Proceedings.

The Company is not a party to any litigation, other than routine litigation incidental to its business except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought included money damages and a permanent injunction enjoining defendants from future violation of antitrust laws. The Company has entered into settlement agreements with all of the defendants. The Company received settlement payments of $27,891, $995 and $4,154 in fiscal 2002, 2001 and 2000, respectively. The Company received a final payment of $3,128 in the first quarter of fiscal 2003. The payments were net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company.

The Company is currently defending numerous individual lawsuits pending in various state and federal courts involving PPA, an ingredient formerly used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in November 2000 at the request of the FDA. These cases allege that the plaintiff suffered injury, generally some type of stroke, from ingesting PPA-containing products. Many of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

Item 4.           Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2002.

Additional Item.  Executive Officers of the Registrant.

The executive officers of the Company and their ages and positions as of September 12, 2002 were:

                Name                   Age                       Position
                ----                   ---                       --------
F. Folsom Bell..................        60      Executive Vice President, Business Development
David T. Gibbons................        59      President and Chief Executive Officer
John T. Hendrickson.............        40      Executive Vice President, Operations
Mark P. Olesnavage..............        49      Executive Vice President, Sales, Marketing and Scientific Affairs
Douglas R. Schrank..............        54      Executive Vice President and Chief Financial Officer

Mr. Bell was named Executive Vice President, Business Development, in September 2000. From January 2000 until that time, Mr. Bell acted as a consultant to the Company. Mr. Bell was a member of the Board of Directors from January 1981 through February 1986 and was re-elected in June 1988. He was the Chairman, President and Chief Executive Officer of Thermo-Serv, Inc. from July 1989 to September 1999.

Mr. Gibbons was elected President, Chief Executive Officer in May 2000 and a director of the Company in June 2000. Previously, Mr. Gibbons served as President of Rubbermaid Europe from 1997 to 1999 and President of Rubbermaid Home Products from 1995 to 1997. Prior to joining Rubbermaid, he served in various management, sales and marketing capacities with 3M Company from 1968 to 1995.

Mr. Hendrickson was named Executive Vice President, Operations, in October 1999. He served as Vice President of Operations from October 1997 to October 1999 and Vice President of Customer Service from October 1996 to October 1997. Previously, he had been Director of Engineering of the Company since 1993 and served in various positions in process engineering from 1989 to 1992. Prior to 1989, Mr. Hendrickson was in research management for five years at Procter & Gamble Company.

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

Mr. Schrank was named Executive Vice President and Chief Financial Officer in January 2000. Mr. Schrank was President of M. A. Hanna Company's Hanna Color subsidiary from 1998 to 1999, Senior Vice President of the Plastics Division from 1995 to 1998 and Vice President and Chief Financial Officer from 1993 to 1995. From 1977 to 1993, Mr. Schrank served in senior-level financial, administrative and sales positions at Sealy Corporation, Eyelab, Inc. and Pillsbury Company.

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

Set forth below are the high and low prices for the Company's common stock as reported on the Nasdaq National Market System for the last eight quarters:

Fiscal 2002:                                High              Low
-----------                                 ----              ---
     First Quarter                         $18.30           $13.27
     Second Quarter                        $16.08           $11.55
     Third Quarter                         $13.25           $10.56
     Fourth Quarter                        $14.82           $11.06

Fiscal 2001:                                High              Low
-----------                                 ----              ---
     First Quarter                          $7.95            $6.25
     Second Quarter                         $9.25            $5.88
     Third Quarter                         $10.38            $7.38
     Fourth Quarter                        $16.69            $9.69

The number of record holders of the Company's common stock as of September 3, 2002 was 1,374.

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

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. The consolidated statement of income data set forth below with respect to the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000 and the consolidated balance sheet data at June 29, 2002 and June 30, 2001 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended July 3, 1999 and June 30, 1998 and the consolidated balance sheet data for the Company at July 1, 2000, July 3, 1999 and June 30, 1998 are derived from audited consolidated financial statements of the Company not included in this report. The statement of income data reflects one month of personal care operations for fiscal 2000 and an entire year of operations for fiscal 1999 and 1998.

                                                             Fiscal Year
                                       -------------------------------------------------------------
                                        2002(1)      2001(1)      2000(2)      1999(3)      1998(4)
                                       ---------    ---------    ---------    ---------    ---------
                                                  (in thousands, except per share amounts)
Statement of Income Data:
Net sales                              $ 826,322    $ 753,488    $ 744,284    $ 897,515    $ 916,174
Cost of sales                            614,419      568,994      597,646      724,934      700,216
PPA product discontinuation                    -       17,600            -            -            -
                                       ---------    ---------    ---------    ---------    ---------
Gross profit                             211,903      166,894      146,638      172,581      215,958
                                       ---------    ---------    ---------    ---------    ---------
Operating expenses
   Distribution                           16,327       15,148       16,002       26,937       27,431
   Research and development               19,892       17,634       16,314       14,867       15,942
   Selling and administration             97,916       92,821       81,509      110,655      101,448
                                       ---------    ---------    ---------    ---------    ---------
          Subtotal                       134,135      125,603      113,825      152,459      144,821
                                       ---------    ---------    ---------    ---------    ---------
   Restructuring                           7,136        2,175        1,048        6,160      122,529
   Goodwill impairment                    11,524            -            -            -            -
   Unusual litigation                    (27,891)        (995)      (4,154)      (3,952)       9,585
                                       ---------    ---------    ---------    ---------    ---------
          Total                          124,904      126,783      110,719      154,667      276,935
                                       ---------    ---------    ---------    ---------    ---------
Operating income (loss)                   86,999       40,111       35,919       17,914      (60,977)
Interest and other, net                   (1,355)      (3,748)       4,994       14,018        4,219
                                       ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes         88,354       43,859       30,925        3,896      (65,196)
Income tax expense (benefit)              38,157       16,203       11,627        2,350      (13,560)
                                       ---------    ---------    ---------    ---------    ---------

Net income (loss)                      $  50,197    $  27,656    $  19,298    $   1,546    $ (51,636)
                                       =========    =========    =========    =========    =========

Basic earnings (loss) per share             0.69    $    0.38    $    0.26    $    0.02    $   (0.69)
Diluted earnings (loss) per share           0.67    $    0.37    $    0.26    $    0.02    $   (0.69)
Weighted average shares outstanding:
   Basic                                  73,164       73,646       73,370       73,707       75,302
   Diluted                                75,113       74,566       73,593       73,984       75,302


                                       June 29,      June 30,     July 1,       July 3,    June 30,
                                        2002(1)       2001(1)      2000(2)      1999(3)     1998(4)
                                       ---------    ---------    ---------    ---------    ---------
                                                             (in thousands)
Balance Sheet Data (end of period):
   Cash                               $   76,824     $  11,016    $  7,055   $    1,695     $  1,496
   Other working capital                 109,993       130,362     147,670      247,722      229,438
   Property, plant and equipment, net    211,044       212,087     193,580      199,662      190,644
   Goodwill                               35,919        47,195      18,199       19,334       20,741
   Total assets                          593,787       575,912     486,064      615,858      595,861
   Long-term debt(5)                         -             -           -        135,326       81,619
   Shareholders' equity                  416,144       385,875     351,760      332,419      345,078

--------

(1) Includes the impact of a number of non-recurring items discussed more fully in Note K to the consolidated financial statements included in Item 8.
(2)  Includes the impact of non-recurring items discussed more fully in Item 7.
(3) Includes a charge of $14,177 to write off a Russian investment, as well as charges of $6,160 related to the fiscal 1998 and fiscal 1999 restructuring. Excluding these charges, net income would have been $14,562 or $0.20 per share.
(4) Includes the financial impact of the June 1998 restructuring. The pre-tax charge was $121,966, which amounted to $86,894 or $1.16 per share on an after-tax basis. Excluding the effects of the restructuring charge, net income would have been $35,258 or $.47 per share. Additionally, the Company had legal expenses of approximately $18,000 related to a lawsuit brought by the previous owners as well as two other class action lawsuits. The legal expenses were partially offset by an insurance reimbursement of $8,000.
(5)  Includes current installments.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

GENERAL

The major categories in which the Company markets its products are analgesic, cough/cold, gastrointestinal and vitamin products. According to Information Resources, Inc., the annual retail market in the United States for OTC pharmaceutical and nutritional products is more than $10 billion. The store brand industry commands approximately 24% of the retail market. The Company estimates its share of the store brand industry to be more than 50%.

The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as Albertson's, CVS, Kmart, Kroger, Safeway, Target, Walgreens and Wal-Mart and major wholesalers such as Fleming, McKesson and Super Valu.

The Company has four operating segments. Two of the operating segments, OTC pharmaceuticals products and nutrition products are aggregated into one reportable segment, store brand health care. Quifa and Wrafton are included in all other since these segments do not meet requirements for separate disclosure. See Notes A and L to the consolidated financial statements.

RESULTS OF OPERATIONS (in thousands, except per share amounts)

The following table sets forth, for fiscal 2002, 2001 and 2000, certain items from the Company's consolidated statements of income expressed as a percent to net sales:

                                          Fiscal Year
                                 ----------------------------
                                  2002       2001      2000
                                  ----       ----      ----
Net sales                        100.0%     100.0%     100.0%
Cost of sales                     74.4       75.6       80.3
PPA product discontinuation        0.0        2.3        0.0
                                 -----      -----      -----
Gross profit                      25.6       22.1       19.7
                                 -----      -----      -----
Operating expenses
   Distribution                    2.0        2.0        2.1
   Research and development        2.4        2.3        2.2
   Selling and administration     11.8       12.3       11.0
                                 -----      -----      -----
          Subtotal                16.2       16.6       15.3
                                 -----      -----      -----
   Restructuring                   0.9        0.3        0.1
   Goodwill impairment             1.4        0.0        0.0
   Unusual litigation             (3.4)      (0.1)      (0.5)
                                 -----      -----      -----
          Total                   15.1       16.8       14.9
                                 -----      -----      -----
Operating income                  10.5        5.3        4.8
Interest and other, net           (0.2)      (0.5)       0.7
                                 -----      -----      -----
Income before income taxes        10.7        5.8        4.1
Income tax expense                 4.6        2.1        1.5
                                 -----      -----      -----
Net income                         6.1%       3.7%       2.6%
                                 =====      =====      =====
STORE BRAND HEALTH CARE
                                          Fiscal Year
                                 ----------------------------
                                  2002       2001      2000
                                  ----       ----      ----
Net sales                       $761,446   $723,753   $714,978
Gross profit                    $193,810   $155,134   $130,986
Gross profit %                      25.5%      21.4%      18.3%
Operating expenses              $ 92,884   $111,790   $ 99,435
Operating expenses %                12.2%      15.4%      13.9%
Operating income                $100,926   $ 43,344   $ 31,551

Comparability Issues

In November 2000, the Company voluntarily halted shipments of all products containing the ingredient PPA in response to recommendations by the FDA. In the second and fourth quarters of fiscal 2001, the Company recorded sales returns of $12,500 with a negative impact on gross profit of $3,400. Additionally, the Company recorded a charge of $17,600 in cost of sales related to the cost of returned product, product on hand and product disposal costs. These PPA charges reduced earnings $.18 per share in fiscal 2001.

On December 20, 2001, the Company sold its logistics facility located in LaVergne, Tennessee. The Company recorded a restructuring charge of $2,046. See Note O to the consolidated financial statements.

In the second quarter of fiscal 2002, the Company recorded $1,900 in bad debt expense related to the bankruptcy of a large customer.

In fiscal 2002, the Company received $27,891, net of attorney fees and expenses, related to settlement agreements with certain defendants of a civil antitrust lawsuit. See Note J to the consolidated financial statements.

Net Sales

Fiscal 2002 net sales increased 5% or $37,693 to $761,446 from $723,753 during fiscal 2001. The increase included $12,500 resulting from sales returns the Company recorded in fiscal 2001 due to the voluntary halted shipments of PPA-containing products discussed above. Approximately half of the remaining $25,193 increase was due to sales growth in OTC products while the other half was due to sales growth in nutrition products. Sales growth in OTC products was primarily due to new products in the analgesic, feminine hygiene and antacid categories, sales of PPA replacement products and increased sales of existing products in the cough/cold, laxative and sleep aids categories. The nutrition sales growth was primarily in existing vitamin products.

Fiscal 2001 net sales increased 1% or $8,775 to $723,753 from $714,978 during fiscal 2000. The increase was due primarily to an increase in sales of existing products to existing customers of analgesic, cough/cold, and antacid products and to the launch of a new product, famotidine 10 mg antacid tablets. The increase in net sales in fiscal 2001 was partially offset by the PPA sales returns of $12,500 noted previously, the sale of the personal care business and a decline in the sales of the nicotine transdermal system patch for smoking cessation. Excluding the PPA sales returns in fiscal 2001 and the net sales of the personal care business of $17,700 in fiscal 2000, net sales increased $38,975 or 6%.

Gross Profit

Gross profit increased $38,676 or 25% during fiscal 2002 compared to fiscal 2001. The increase included $21,000 due to the recording of the PPA product charge in fiscal 2001, which reduced gross profit. The remaining $17,676 increase was split almost equally between sales growth and our ability to manage pricing to offset the impact of higher quality costs. The higher quality costs are related to FDA compliance initiatives and are expected to continue.

The gross profit percent to net sales was 25.5% in fiscal 2002 compared to 21.4% in fiscal 2001. The increase included 2.5 percentage points due to the recording of the PPA product charge in fiscal 2001. The gross profit percent would have been 23.9% in fiscal 2001 if the PPA product charges were excluded. The remaining increase of 1.6 percentage points was due primarily to the ability to manage pricing to offset the impact of higher quality costs and lower obsolescence expenses resulting from lower finished goods inventory and improved aging of that inventory.

Gross profit increased $24,148 or 18% for fiscal 2001 compared to fiscal 2000. Gross profit for fiscal 2001 improved primarily due to the Company's return to normal levels of production and obsolescence expense. However, gross profit for fiscal 2001 was negatively impacted by the $17,600 PPA product charge and the gross profit charge of $3,400 related to PPA sales returns. Gross profit for fiscal 2000 was negatively impacted by higher than normal obsolescence expense of $15,000, primarily related to inventory built both before and after the Company's conversion to a new software system and fixed production charges of $7,000 due to lower than normal production levels.

The gross profit percent to net sales was 21.4% and 18.3% for fiscal 2001 and 2000, respectively. The gross profit percent for fiscal 2001 improved primarily due to the Company's return to normal levels of production and obsolescence expense, partially offset by the $17,600 PPA product charge. The gross profit percent for fiscal 2000 was negatively impacted by higher than normal obsolescence expense of $15,000, fixed production charges of $7,000 due to lower than normal production levels, and the personal care business.

Operating Expenses

Operating expenses decreased $18,906 during fiscal 2002 compared to fiscal 2001. Operating expenses were favorably impacted by unusual litigation income of $27,891. Research and development increased $1,606 primarily due to expenses related to testing and legal costs for new products. Selling and administration increased $6,198 primarily due to bad debt expense related to the bankruptcy of a large customer and consulting expenses related to strategic initiatives partially offset by lower employee bonuses. A restructuring charge of $2,046 was recorded related to the sale of the LaVergne, Tennessee logistics facility.

Operating expenses increased $12,355 for fiscal 2001 compared to fiscal 2000. Selling and administration increased $8,198 primarily due to increased salaries, wages and bonuses. Unusual litigation income related to a civil antitrust lawsuit decreased $3,159 to $995 for fiscal 2001. The restructuring charges of $2,175 and $1,048 for fiscal 2001 and 2000, respectively, reflect the estimated net realizable value of the LaVergne, Tennessee logistics facility, which was sold in fiscal 2002. Distribution decreased $1,054 from fiscal 2000 primarily due to the sale of the personal care business.

ALL OTHER
                                     Fiscal Year
                        -----------------------------------
                          2002          2001          2000
                          ----          ----          ----
Net sales               $ 64,876      $ 29,735      $ 29,306
Gross profit            $ 18,093      $ 11,760      $ 15,652
Gross profit %              27.9%         39.5%         53.4%
Operating expenses      $ 32,020      $ 14,993      $ 11,284
Operating expenses %        49.4%         50.4%         38.5%
Operating income        $(13,927)     $ (3,233)     $  4,368

On June 29, 2001, the Company purchased Wrafton. Wrafton's financial results were included in the Company's consolidated financial statements beginning in the current fiscal year. Consequently, the increases in net sales and gross profit in fiscal 2002 were due primarily to the inclusion of Wrafton for the first time. The decline in gross profit percent to sales was due primarily to lower gross profit margins at Wrafton.

In fiscal 2001, gross profit dollars and percent to net sales declined primarily due to higher raw material costs and inventory obsolescence.

In fiscal 2002, operating expenses increased primarily due to the restructuring of Quifa that resulted in a goodwill impairment charge of $11,524 and restructuring charges of $5,090. See Note O to the consolidated financial statements.

In fiscal 2001, operating expenses increased primarily due to bad debt expense.

INTEREST AND OTHER

Interest and other, net decreased $2,393 during fiscal 2002. Interest expense was $934 for fiscal 2002 compared to interest income of $1,833 for fiscal 2001. The change in interest was caused by a reduction in the rates of interest earned on invested cash as well as lower average invested cash in fiscal 2002.

Interest and other, net decreased $8,742 during fiscal 2001. Interest income was $1,833 resulting from a strong cash position and no long-term debt compared to interest expense of $7,141 for fiscal 2000. Additionally, the Company recorded a gain of $1,300 in fiscal 2000 on an investment held for sale.

INCOME TAXES

The effective tax rate was 43.2% for fiscal 2002 and 36.9% for fiscal 2001. The high effective tax rate for fiscal 2002 was primarily due to nondeductible expenses related to goodwill impairment and restructuring costs related to Quifa.

The effective tax rate was 36.9% for fiscal 2001 compared to 37.6% for fiscal 2000. The decrease in the effective rate was due primarily to reductions in the net state tax rate and expenses not deductible for tax purposes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For fiscal 2002, working capital, excluding cash, decreased $20,369. Cash and cash equivalents increased from $11,016 to $76,824.

Cash flow from operating activities was $104,192 for fiscal 2002. Cash flow was positively impacted primarily by net income of $50,197 that included $17,850 of income related to vitamin litigation settlements, depreciation of $25,613, a decrease in accounts receivable of $14,301 resulting from the launch of a significant new product in June 2001 and a decrease in inventory of $5,512. Cash flow was negatively impacted primarily by a decrease in accounts payable of $9,955 and a decrease in income taxes of $12,492 due to the timing of tax payments partially offset by higher reported income. The impact on inventory and accounts payable was primarily due to lower production levels and inventory management at the end of fiscal 2002 compared to fiscal 2001. In the fourth quarter of fiscal 2002, the Company recorded restructuring charges of $5,090 and a goodwill impairment charge of $11,524 related to Quifa.

The Company's operating cash flow will be impacted by rising insurance costs in fiscal 2003. The cost to obtain all types of insurance continues to climb throughout the nation due to circumstances beyond the Company's control, including large insured losses not offset by premiums and investment income, post 9/11 sentiment and alleged improprieties in other corporations. In fiscal 2003, the Company's insurance costs are expected to increase approximately $5,000. In addition to premium increases, the Company's new policy terms contain significantly increased deductible and retention amounts, which will result in increased uncertainty regarding the impact a claim may have on the Company's operating results.

Capital expenditures for facilities and equipment of $27,528 during fiscal 2002 were primarily for normal equipment replacement, productivity enhancements and capacity additions. The trend of capital spending is not expected to change significantly in fiscal 2003.

In the second quarter of fiscal 2002, the Company sold its logistics facility in LaVergne, Tennessee. The proceeds from the sale were $14,161.

During fiscal 2002, the Company continued to repurchase shares of its common stock. The Company purchased 2,533 shares for $31,923 during fiscal 2002. Common stock increased $10,192 primarily due to the exercise of 970 stock options.

The Company's Board of Directors has approved the repurchase of additional shares of common stock. Repurchase of shares will have a negative impact on future cash flows. As of September 12, 2002, the Company has purchased and retired 3,084 shares for $31,117 in the first quarter of fiscal 2003 and may purchase additional shares with a value of up to $15,871.

The Company had no long-term debt at June 29, 2002 and had $175,000 available on its unsecured credit facility. Cash flows from operations and borrowings from its credit facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

Additional long-term cash obligations are detailed by period due in the table below:


                                             Less Than        1-3          4-5         After 5
CONTRACTUAL OBLIGATIONS           Total        1 Year        Years        Years         Years
                                 -------     --------       ------       ------       --------
Operating Leases                 $11,162       $4,618       $4,523       $1,472       $   549
Other                              1,616       -            -            -              1,616
                                 -------       ------       ------       ------        ------
Total                            $12,788       $4,618       $4,523       $1,472        $2,165
                                 =======       ======       ======       ======        ======

The amount in "Other" is related to deferred compensation payable upon retirement of certain employees, which is assumed to be payable after five years although certain circumstances, such as termination, would require earlier payment.

CRITICAL ACCOUNTING POLICIES

Determination of certain amounts in the Company's financial statements requires the use of estimates. These estimates are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. Discussed below are the accounting policies considered by management to require the most judgement and to be critical in the preparation of the financial statements. Other accounting policies are included in Note A of the consolidated financial statements.

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $7,569 and $5,902 at June 29, 2002 and June 30, 2001, respectively.

Inventory - The Company maintains a reserve for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand, and market conditions. Changes in these conditions may result in additional reserves. The reserve for inventory was $21,360 and $26,141 at June 29, 2002 and June 30, 2001, respectively.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. Because SFAS 146 only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial statements. Accordingly, the application of SFAS 146 to the restructuring recorded in fiscal 2002 would have resulted in no material difference in the Company's financial statements.

Item 7A.          Quantitative And Qualitative Disclosures About Market Risk.

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense related to its variable rate line of credit used to finance working capital when necessary and for general corporate purposes. The Company had invested cash of $76,824 and no outstanding borrowings on its credit facility at June 29, 2002. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

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

Additional Item.  Cautionary Note Regarding Forward-Looking Statements.

The Company or its representatives from time to time may make or may have made certain forward-looking statements, orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis section contained in its annual and quarterly SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those anticipated in such forward-looking statements.

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

Fluctuation in Quarterly Results

The Company's quarterly operating results depend on a variety of factors including the severity, length and timing of the cough/cold/flu season, the timing of new product introductions by the Company and its competitors, changes in the levels of inventories maintained by the Company's customers and the timing of retailer promotional programs. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

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

Store Brand Product Growth

The future growth of domestic store brand products will be influenced by general economic conditions, which can influence consumers to switch to store brand products, consumer perception and acceptance of the quality of the products available, the development of new products, the market exclusivity periods awarded on prescription to OTC switch products and the Company's ability to grow its store brand market share. The Company does not advertise like the national brand companies and thus is dependent on retailer promotional spending to drive sales volume and increase market share. Growth opportunities for the products in which the Company currently has a significant store brand market share (cough and cold remedies and analgesics) will be driven by the ability to offer new products to existing domestic customers. Should store brand growth be limited by any of these factors, there could be a significant impact on the operating results of the Company.

Competitive Issues

The market for store brand OTC pharmaceutical and nutritional products is highly competitive. Store brand competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. National brand companies could choose to compete more directly by manufacturing store brand products or by lowering the prices of national brand products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of direct store brand competitors and the impact of national brand companies lowering prices of their products or directly operating in the store brand market could have a material adverse impact on financial results. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. Retailer reverse auctions have added a new dimension to competition as some retailers have instituted this process to obtain competitive price quotes over the world wide web. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

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

Patent and Trade Dress Issues

The Company's ability to bring new products to market is limited by certain patent and trade dress factors including, but not limited to, the exclusivity periods awarded on products that have switched from prescription to OTC status. The cost and time to develop these switch products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the Company's packaging of certain products could be subject to legal actions regarding infringement. Although the Company designs its packaging to avoid infringing upon any proprietary rights of national brand marketers, there can be no assurance that the Company will not be subject to such legal actions in the future.

Effect of Research and Publicity on Nutritional Product Business

The Company believes that growth in the nutritional products business is based largely on national media attention regarding scientific research suggesting potential health benefits from regular consumption of certain vitamin and other nutritional products. There can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings. In the event of future unfavorable scientific results or media attention, the Company's sales of nutritional products could be materially adversely affected.

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

Rising Insurance Costs

The Company maintains insurance, including property, general and product liability, and directors and officers liability to protect itself against potential loss exposures. To the extent that losses occur, there could be an adverse effect on the Company's financial results depending on the nature of the loss, and the level of insurance coverage maintained by the Company. From time to time, the Company may reevaluate and change the types and levels of insurance coverage that it purchases.

The Company's operating cash flow will be impacted by rising insurance costs in fiscal 2003. The cost to obtain all types of insurance continues to climb throughout the nation due to circumstances beyond the Company's control, including large insured losses not offset by premiums and investment income, post 9/11 sentiment and alleged improprieties in other corporations. In fiscal 2003, the Company's insurance costs are expected to increase approximately $5,000. In addition to premium increases, the Company's new policy terms contain significantly increased deductible and retention amounts, which will result in increased uncertainty regarding the impact a claim may have on the Company's operating results.

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

Capital Requirements and Liquidity

The Company maintains a broad product line to function as a primary supplier for its customers. Capital investments are driven by growth, technological advancements and the need for manufacturing flexibility. Estimation of future capital expenditures could vary materially due to the uncertainty of these factors. If the Company fails to stay current with the latest manufacturing and packaging technology, it may be unable to competitively support the launch of new product introductions.

The Company anticipates that cash flow from operations and borrowings from the Company's line of credit will substantially fund working capital and capital expenditures. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits has been significantly influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities. The Company's current capital structure, results of operations and cash flow needs could be materially impacted by acquisitions.

International Operations

The Company sources certain key raw materials from foreign suppliers and is increasing its sales outside the United States. The Company's primary markets outside the U.S. are Mexico, Canada and the United Kingdom. The Company may have difficulty in international markets due, for example, to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural bases and political systems. Sales to customers outside the United States and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic collapse, political instability, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Tax Rate Implication

Income tax rate changes by governments and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates for future years. Entry into new tax jurisdictions, whether domestic or international, increases the likelihood of fluctuation.

Interest Rate Implication

The interest on the Company's line of credit facility is based on variable interest rate factors. The interest rates are established at the time of borrowing based upon the prime rate or the LIBOR rate, plus a factor, or at a rate based on an interest rate agreed upon between the Company and the Agent at the time the loan is made. Interest income related to investing cash on hand is based on an interest rate agreed upon by the Company and the Agent on the day the investment is made. Accordingly, interest income and expense is subject to fluctuation due to the variability of these rates.

Item 8.           Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                  PAGE
Report of Independent Certified Public Accountants......................................................      28

Consolidated Statements of Income for Fiscal 2002, 2001 and 2000........................................      29

Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001.......................................      30

Consolidated Statements of Shareholders' Equity for Fiscal 2002, 2001 and 2000...........................     31

Consolidated Statements of Cash Flows for Fiscal 2002, 2001 and 2000....................................      32

Notes to Consolidated Financial Statements.............................................................. 33 - 47

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Perrigo Company
Allegan, Michigan

We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of June 29, 2002 and June 30, 2001 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 29, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries as of June 29, 2002 and June 30, 2001 and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America.



By:  /s/ BDO Seidman, LLP
    -----------------------------
         BDO Seidman, LLP


Grand Rapids, Michigan
July 26, 2002, except for Note E, which is as of September 12, 2002 and Note J, which is as of August 19, 2002

                                PERRIGO COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                            Fiscal Year
                                -----------------------------------
                                  2002         2001         2000
                                ---------    ---------    ---------

Net sales                       $ 826,322    $ 753,488    $ 744,284
Cost of sales                     614,419      568,994      597,646
PPA product discontinuation          --         17,600         --
                                ---------    ---------    ---------
Gross profit                      211,903      166,894      146,638
                                ---------    ---------    ---------

Operating expenses
   Distribution                    16,327       15,148       16,002
   Research and development        19,892       17,634       16,314
   Selling and administration      97,916       92,821       81,509
                                ---------    ---------    ---------
      Subtotal                    134,135      125,603      113,825
                                ---------    ---------    ---------
   Restructuring                    7,136        2,175        1,048
   Goodwill impairment             11,524         --           --
   Unusual litigation             (27,891)        (995)      (4,154)
                                ---------    ---------    ---------
      Total                       124,904      126,783      110,719
                                ---------    ---------    ---------

Operating income                   86,999       40,111       35,919

Interest and other, net            (1,355)      (3,748)       4,994
                                ---------    ---------    ---------
Income before income taxes         88,354       43,859       30,925
Income tax expense                 38,157       16,203       11,627
                                ---------    ---------    ---------
Net income                      $  50,197    $  27,656    $  19,298
                                =========    =========    =========

Basic earnings per share        $    0.69    $    0.38    $    0.26
                                =========    =========    =========

Diluted earnings per share      $    0.67    $    0.37    $    0.26
                                =========    =========    =========



          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  June 29,    June 30,
ASSETS                                                              2002        2001
                                                                 ---------    ---------
Current assets
   Cash and cash equivalents                                     $  76,824    $  11,016
   Accounts receivable, net of allowances of $7,569 and
      $5,902, respectively                                          82,560       96,828
   Inventories                                                     155,611      161,112
   Prepaid expenses and other current assets                         6,896        8,771
   Current deferred income taxes                                    19,860       19,203
   Assets held for sale                                               --         16,207
                                                                 ---------    ---------
          Total current assets                                     341,751      313,137

Property and equipment
   Land                                                             13,700       12,794
   Buildings                                                       182,960      164,901
   Machinery and equipment                                         202,801      199,574
                                                                 ---------    ---------
                                                                   399,461      377,269
   Less accumulated depreciation                                   188,417      165,182
                                                                 ---------    ---------
                                                                   211,044      212,087

Goodwill                                                            35,919       47,195
Other                                                                5,073        3,493
                                                                 ---------    ---------
                                                                 $ 593,787    $ 575,912
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                              $  74,449    $  84,385
   Notes payable                                                     8,338       12,759
   Payrolls and related taxes                                       31,338       26,121
   Accrued expenses                                                 32,721       27,917
   Income taxes                                                      8,088       20,577
                                                                 ---------    ---------
          Total current liabilities                                154,934      171,759

Deferred income taxes                                               20,313       17,419
Other long-term liabilities                                          2,396          859

Shareholders' equity
   Preferred stock, without par value,
      10,000 shares authorized, none issued                           --           --
   Common stock, without par value, 200,000 shares authorized,
     72,550 and 74,072 issued, respectively                         89,222      108,952
   Unearned compensation                                              (608)        (465)
   Accumulated other comprehensive income                              373          428
   Retained earnings                                               327,157      276,960
                                                                 ---------    ---------
          Total shareholders' equity                               416,144      385,875
                                                                 ---------    ---------
                                                                 $ 593,787    $ 575,912
                                                                 =========    =========


          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)



                                                  Common Stock                        Accumulated
                                                     Issued                             Other
                                               -------------------      Unearned     Comprehensive   Comprehensive     Retained
                                               Shares      Amount     Compensation      Income          Income         Earnings
                                               ------      ------     ------------   -------------   -------------    ----------
Balance at July 3, 1999                        73,301    $ 102,030    $     (53)     $     436             --         $ 230,006

Net income                                       --           --           --             --          $  19,298          19,298
Currency translation adjustments                 --           --           --             (187)            (187)           --
Issuance of common stock under:
   Stock options                                   85          105         --             --               --              --
   Restricted stock plan                          103          563         (563)          --               --              --
Earned compensation for restricted stock         --           --             73           --               --              --
Tax benefit from stock transactions              --             52         --             --               --              --
                                               ------    ---------    ---------      ---------        ---------       ---------
Balance at July 1, 2000                        73,489      102,750         (543)           249        $  19,111         249,304
                                                                                                      =========

Net income                                       --           --           --             --          $  27,656          27,656
Currency translation adjustments                 --           --           --              179              179            --
Issuance of common stock under:
   Stock options                                  711        6,305         --             --               --              --
   Restricted stock plan                            9           60          (60)          --               --              --
Earned compensation for restricted stock         --           --            138           --               --              --
Tax benefit from stock transactions              --            926         --             --               --              --
Purchases and retirements of common stock        (137)      (1,089)        --             --               --              --
                                               ------    ---------    ---------      ---------        ---------       ---------
Balance at June 30, 2001                       74,072      108,952         (465)           428        $  27,835         276,960
                                                                                                      =========


Net income                                       --           --           --             --          $  50,197          50,197
Currency translation adjustments                 --           --           --              (55)             (55)           --
Issuance of common stock under:
   Stock options                                  970       10,192         --             --               --              --
   Restricted stock plan                           41          711         (711)          --               --              --
Earned compensation for restricted stock         --           --            568           --               --              --
Tax benefit from stock transactions              --          1,290         --             --               --              --
Purchases and retirements of common stock      (2,533)     (31,923)        --             --               --              --
                                               ------    ---------    ---------      ---------        ---------       ---------
Balance at June 29, 2002                       72,550    $  89,222    $    (608)     $     373        $  50,142       $ 327,157
                                               ======    =========    =========      =========        =========       =========


          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      Fiscal Year
                                                            -----------------------------------
                                                              2002         2001         2000
                                                            ---------    ---------    ---------
Cash Flows From (For) Operating Activities
   Net income                                               $  50,197    $  27,656    $  19,298
   Adjustments to derive cash flows
      Restructuring, net of cash                                7,136        2,175        3,477
      Depreciation and amortization                            25,613       23,022       22,245
      Goodwill impairment                                      11,524         --           --
      Deferred income taxes                                     2,233      (10,548)      27,141
      Changes in operating assets and liabilities, net of
          restructuring and amounts acquired from
          business acquisition
        Accounts receivable, net                               14,301       (4,964)         906
        Inventories                                             5,512      (29,384)      70,502
        Change in long-term licensing agreements                 --           --          5,741
        Accounts payable                                       (9,955)      17,575       (5,068)
        Payrolls and related taxes                              5,218       10,879       (3,179)
        Accrued expenses                                        4,878        3,021      (10,682)
        Income taxes                                          (12,492)      27,445      (12,624)
        Other                                                      27        1,342           56
                                                            ---------    ---------    ---------
          Net cash from (for) operating activities            104,192       68,219      117,813
                                                            ---------    ---------    ---------

Cash Flows (For) From Investing Activities
   Additions to property and equipment                        (27,528)     (26,804)     (14,364)
   Proceeds from sale of assets held for sale                  14,161         --         31,186
   Business acquisitions, net of cash                            --        (46,000)        --
   Other                                                         (398)         268        3,704
                                                            ---------    ---------    ---------
           Net cash (for) from investing activities           (13,765)     (72,536)      20,526
                                                            ---------    ---------    ---------

Cash Flows From (For) Financing Activities
   Borrowings of short-term debt                                 --          2,136        2,190
   Repayments of short-term debt                               (4,506)        --           --
   Repayments of long-term debt                                  --           --       (135,326)
   Tax benefit of stock transactions                            1,290          926           52
   Issuance of common stock                                    10,192        6,305          105
   Repurchase of common stock                                 (31,923)      (1,089)        --
   Other                                                          234         --           --
                                                            ---------    ---------    ---------
          Net cash from (for) financing activities            (24,713)       8,278     (132,979)
                                                            ---------    ---------    ---------

          Net increase in cash and cash equivalents            65,814        3,961        5,360
Cash and cash equivalents, at beginning of period              11,016        7,055        1,695
Effect of exchange rate changes on cash                            (6)        --           --
                                                            ---------    ---------    ---------
Cash and cash equivalents, at end of period                 $  76,824    $  11,016    $   7,055
                                                            =========    =========    =========

Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for:
      Interest                                              $   1,542    $   1,956    $   5,259
      Income taxes                                          $  47,103    $  18,222    $     789



          See accompanying notes to consolidated financial statements.

                        PERRIGO COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company is the largest manufacturer of store brand over-the-counter (OTC) pharmaceutical and nutritional products in the United States.

The Company's principal customers are major national and regional retail supermarket, drug store and mass merchandise chains and major wholesalers located within the United States. During each of the last three fiscal years, one customer accounted for 25% of net sales. None of the Company's other customers individually account for more than 10% of its sales. International net sales, primarily in Mexico and the United Kingdom, for fiscal 2002, 2001 and 2000 were $79,788, $43,997 and $42,944, respectively.

The Company has manufacturing facilities in the United States, Mexico and the United Kingdom. As of June 29, 2002 and June 30, 2001, the net book value of property and equipment located outside the United States was $26,334 and $24,794, respectively.

The Company has four operating segments -- OTC pharmaceutical products; nutritional products; Quimica y Farmacia S.A. de C.V. (Quifa), the Company's Mexican operating subsidiary; and Wrafton Laboratories Limited (Wrafton), the Company's United Kingdom operating subsidiary. In accordance with Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information", the OTC pharmaceutical products segment and nutritional products segment have been aggregated into one reportable segment, store brand health care because these two segments have very similar operating processes, types of customers, distribution methods, regulatory environments and expected long-term financial performance. With the addition of Wrafton in the current year, the Company re-evaluated its reporting structure and determined that Quifa and Wrafton should be reported separately from store brand health care. Accordingly, for comparability purposes, all segment information has been restated to conform to the current year presentation. Since neither Quifa nor Wrafton meet the requirements for separate disclosure, these operating segments are included in "all other". See Note L for additional segment information.

Basis of Presentation

The Company's fiscal year is a fifty-two or fifty-three week period, which ends the Saturday on or about June 30. Fiscal 2002, 2001 and 2000 were comprised of 52 weeks ended June 29, June 30 and July 1, respectively.

In June 2001, the Company acquired Wrafton located in the United Kingdom. The assets and liabilities, which are not considered significant to the Company, are included in the consolidated balance sheet beginning June 30, 2001. Wrafton's results of operations were included in the Company's consolidated financial statements beginning in the current fiscal year. See Note N to the consolidated financial statements.

In fiscal 1998, the Company announced its intention to divest the personal care business. The Company sold its personal care business in fiscal 2000. The LaVergne, Tennessee logistics facility was not included in this sale and remained in assets held for sale until it was sold in the second quarter of fiscal 2002. For fiscal 2000, the consolidated cash flow statement reflects the changes in the balance sheet after the effects of the 1998 restructuring. The consolidated income statement reflects one month of personal care operations for fiscal 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company owns a minority interest in a Canadian company, which is accounted for using the equity method and is recorded in other noncurrent assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.

International

The Company translates its foreign operations' assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date, and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. The balance in the cumulative translation account was $373 and $428 as of June 29, 2002 and June 30, 2001, respectively. Translation adjustments resulting from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

Revenues

Revenues from product sales are recognized when the goods are shipped to the customer. A provision is recorded as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items.

Financial Instruments

The carrying amount of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt, approximates their fair value.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. However, during the fourth quarter of fiscal 2001, the Company entered into a foreign currency forward contract to essentially fix the exchange rate related to funding the acquisition of Wrafton. The Company was not a party to any other derivative contracts during the years presented.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits and other short-term investments with maturities of three months or less at the date of purchase.

Accounts Receivable

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

Long-Lived Assets

Property and equipment are recorded at cost and are depreciated primarily using the straight-line method for financial reporting and accelerated methods for tax reporting. Cost includes an amount of interest associated with significant capital projects. Useful lives for financial reporting range from 5-10 years for machinery and equipment, and 10-40 years for buildings. Maintenance and repair costs are charged to earnings while expenditures that increase asset lives are capitalized.

Other than goodwill, the Company periodically reviews long-lived assets with finite lives and that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. Goodwill is reviewed annually for impairment by comparing the carrying value of each reporting unit to the present value of its expected future cash flows. For fiscal 2002, the analysis of Quifa resulted in goodwill impairment of $11,524 and other asset impairment charges of $2,590. See "New Accounting Standards" below.

Investment

In fiscal 2000, the Company recorded a gain of $1,300 in Interest and other, net on the sale of an investment that was classified as available-for-sale for the purpose of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Income Taxes

Deferred income tax assets and liabilities are recorded based upon the difference between financial reporting and tax reporting bases of assets and liabilities using the enacted tax rates.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations". SFAS 141 requires all business combinations to be accounted for by the purchase method and eliminates use of the pooling-of-interests method. It also requires upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. Additionally, the statement requires recognition of intangible assets apart from goodwill and provides for additional disclosure of information related to a business combination. This SFAS is effective for all business combinations initiated after June 30, 2001. The adoption of this standard did not have a significant impact on the Company's financial statements. The Company's previous business combinations were accounted for using the purchase method.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates goodwill amortization, provides guidance and requirements for periodic impairment testing of goodwill and discusses the treatment of other intangible assets. Adoption of the standard is required for fiscal years beginning after December 15, 2001. However, because earlier adoption is permissible, the Company adopted the standard effective July 1, 2001. The impairment tests of goodwill and other intangible assets as required upon adoption of this standard were performed and resulted in no initial impairment charge. As discussed in Note O, during the fourth quarter of fiscal 2002, the Company approved a restructuring plan related to Quifa. Because impairment indicators were present, an additional impairment test was performed that resulted in a charge of $11,524.

Goodwill amortization, which is non-deductible for tax purposes, was $1,135 for both fiscal 2001 and 2000. The effect on earnings per share of eliminating goodwill amortization is noted in the following table:

                                                                   2002             2001              2000
                                                                   ----             ----              ----
Reported net income                                             $50,197          $27,656           $19,298
Add back: goodwill amortization                                      -             1,135             1,135
                                                                 ------           ------            ------
Adjusted net income                                             $50,197          $28,791           $20,433
                                                                 ======           ======            ======

Basic EPS
Reported net income                                               $0.69            $0.38             $0.26
Goodwill amortization                                                 -             0.02              0.02
                                                                 ------           ------            ------
Adjusted net income                                               $0.69            $0.40             $0.28
                                                                 ======           ======            ======

Diluted EPS
Reported net income                                               $0.67            $0.37             $0.26
Goodwill amortization                                                 -             0.02              0.02
                                                                 ------           ------            ------
Adjusted net income                                               $0.67            $0.39             $0.28
                                                                 ======           ======            ======

The Company's intangible assets, excluding goodwill, are immaterial.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". SFAS 144, which establishes accounting and reporting requirements for the impairment and disposal of long-lived assets, is required to be adopted for fiscal years beginning after December 15, 2001. Because earlier adoption is permissible, the Company effectively adopted the standard as of July 1, 2001. The Company was already in compliance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which was superseded by SFAS 144; consequently, the adoption of SFAS 144 did not have a material impact on the Company. However, the Company did record an asset impairment loss of $2,590 related to restructuring Quifa. See Note O to the consolidated financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. Because SFAS 146 only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial statements. Accordingly, the application of SFAS 146 to the restructuring recorded in fiscal 2002 would have resulted in no material difference in the Company's financial statements.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                 June 29,    June 30,
                                   2002        2001
                                 --------    --------
              Finished goods     $ 62,360    $ 73,996
              Work in process      57,870      52,573
              Raw materials        35,381      34,543
                                 --------    --------
                                 $155,611    $161,112
                                 ========    ========

The Company maintains a reserve for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory reserve of $21,360 at June 29, 2002 and $26,141 at June 30, 2001.

NOTE C - GOODWILL

Changes in the carrying amount of Goodwill are as follows:

                              Store Brand
                              Health Care   All Other     Total
                              -----------   ---------    --------
Balance as of July 1, 2000     $  9,654     $  8,545     $ 18,199
Goodwill acquired                     -       30,928       30,928
Goodwill amortization              (752)        (383)      (1,135)
Goodwill written off               (797)           -         (797)
                               --------     --------     --------
Balance as of June 30, 2001       8,105       39,090       47,195
Impairment loss                       -      (11,524)     (11,524)
Goodwill acquired                     -          248          248
                               --------     --------     --------
Balance as of June 29, 2002    $  8,105     $ 27,814     $ 35,919
                               ========     ========     ========

The impairment loss in fiscal 2002 resulted from the Company's decision to restructure Quifa as discussed in Note O. The goodwill acquired in fiscal 2002 resulted from an adjustment in the purchase price allocation from the Wrafton acquisition. The goodwill written off in fiscal 2001 resulted from a previous acquisition that had no remaining value.

NOTE D - LONG-TERM BORROWINGS AND CREDIT ARRANGEMENTS

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

Interest rates on the revolving credit facility are established at the time of borrowing through three options, the prime rate or a LIBOR rate plus a factor established quarterly based on funded debt leverage, or a rate agreed upon between the Company and its Agent at the time the loan is made. The rate factor at June 29, 2002 was .425%. The Company had no outstanding borrowings at June 29, 2002 and June 30, 2001.

Quifa has short-term uncommitted unsecured credit facilities with two banks in Mexico, totaling 63,000 pesos ($6,624 at June 29, 2002). The outstanding borrowings under the facilities were $5,128 and $10,184 at June 29, 2002 and June 30, 2001, respectively, and were included in Notes payable. The facilities are partially supported by a comfort letter and Company guarantee. Interest is established at the time of the borrowing, based on a rate agreed upon between the bank and Quifa.

In May 2000, Quifa entered into a term loan with a bank in Mexico, which matured on May 22, 2002. The loan was secured by automobiles, and required 26 equal monthly payments of 461 pesos ($50), plus interest on the unpaid balance at not less than 1.5%. The outstanding balances were $0 and $643 at June 29, 2002 and June 30, 2001, respectively, and were included in Notes payable.

Wrafton has short-term uncommitted unsecured credit facilities with two banks in the U.K. totaling 2,100 pounds sterling ($3,071 at June 29, 2002). Outstanding borrowings under the facilities were $1,368 and $0 at June 29, 2002 and June 29, 2001, respectively, and were included in Notes payable. The facilities are partially supported by a Company guarantee. Interest rates are established at the time of borrowing, based on a rate agreed upon between the bank and Wrafton, or LIBOR plus 1%.

NOTE E - SHAREHOLDERS' EQUITY

In April 1996, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to shareholders of record on April 22, 1996 of one Preferred Share Purchase Right for each outstanding share of the Company's common stock. The Rights contain provisions, which are intended to protect the Company's stockholders in the event of an unsolicited and unfair attempt to acquire the Company. The Company is entitled to redeem the Rights at $.01 per Right at any time before a 20% position has been acquired. The Rights will expire on April 10, 2006, unless previously redeemed or exercised.

The Company has restricted stock plans and agreements as described below that are not subject to shareholder approval. The holder of restricted shares has all rights of a shareholder except that the shares are restricted as to sale or transfer for the vesting period and the shares are forfeited upon termination in certain circumstances. The Company accounts for restricted shares as unearned compensation, which is ratably charged to expense over the vesting period. The unearned compensation included in shareholder's equity at June 29, 2002 and June 30, 2001 was $608 and $465, respectively.

The Company has established a restricted stock plan for directors, which is intended to attract and retain the services of experienced and knowledgeable non-employee directors. The terms of the plan call for the granting of $10 worth of restricted shares to each Director on the date of the Annual Board Meeting. The number of shares issued is based on the fair market value of the shares on the date of the Annual Board Meeting. The restricted shares become vested on the date of the next Annual Board Meeting on which the Director's existing term as a Board member is set to expire (director terms are generally three years). In fiscal 2002 and 2001, the Company granted 4 and 9 shares of restricted stock, which increased unearned compensation by $60 for both fiscal years. The Company charged $64 and $62 to expense in fiscal 2002 and 2001, respectively.

In August 2001, the Company granted 25 shares of restricted stock valued at $440 to David T. Gibbons, its President and Chief Executive Officer, pursuant to restricted stock agreements. Additionally, Mr. Gibbons was granted 96 shares valued at $503 in May 2000. Assuming certain conditions are met, the restricted shares granted in August 2001 and May 2000 become vested in August 2003 and June 2003, respectively. The expense for these shares was $407 and $76 for fiscal 2002 and 2001, respectively.

In August 2001, the Company granted 12 shares of restricted stock valued at $211 to Douglas R. Schrank, its Executive Vice President and Chief Financial Officer, pursuant to a restricted stock agreement. Assuming certain conditions are met, the restricted shares become vested in August 2003. The expense for these shares was $97 for fiscal 2002.

The Company's stock option plans for employees and directors require shareholder approval. The Company grants key management employees options to purchase shares of common stock. The options vest and may be exercised from one to ten years after the date of grant based on a vesting schedule. Proceeds from the exercise of stock options under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock.

A summary of activity for the Company's employee stock option plan is presented below:

                                                                             Fiscal Year
                                                 ----------------------------------------------------------------
                                                        2002                   2001                   2000
                                                 -----------------       ------------------      ----------------
                                                          Weighted               Weighted                Weighted
                                                           Average                Average                 Average
                                                          Exercise                Exercise                Exercise
                                                 Shares     Price        Shares    Price         Shares    Price
                                                 ------  ---------       ------  ---------       ------   ---------
Options outstanding at beginning of year          6,230  $   10.02        6,860  $    9.92        4,852  $   11.68
Granted                                           1,213      15.15          450       9.46        2,496       6.40
Exercised                                          (970)     10.18         (711)      9.42          (85)      1.74
Terminated                                         (122)     19.06         (369)     10.91         (403)     10.71
                                                  -----                   -----                   -----
Options outstanding at end of year                6,351      10.68        6,230      10.02        6,860       9.92
Options exercisable at end of year                2,483      11.66        2,757      12.34        2,330      13.23
Options available for grant at end of year        2,754                   3,845                   1,346
Price per share of options outstanding            $5.25 to $29.38         $1.50 to $31.25         $1.00 to $31.25

In August 2002, the Company granted options to certain employees to purchase 832 shares at an exercise price of $9.84.

The Company issues stock options to directors under a non-qualified stock option plan. Options granted under the plan vest and may be exercised from one to ten years after the date of grant based on a vesting schedule.

A summary of activity for the Company's director stock option plan is presented below:

                                                                             Fiscal Year
                                                 ----------------------------------------------------------------
                                                        2002                   2001                   2000
                                                 -----------------       ------------------      ----------------
                                                          Weighted               Weighted                Weighted
                                                           Average                Average                 Average
                                                          Exercise                Exercise                Exercise
                                                 Shares     Price        Shares    Price         Shares    Price
                                                 ------  ---------       ------  ---------       ------   ---------
Options outstanding at beginning of year          155        11.98         91    $ 15.77           100    $ 15.94
Granted                                            24        14.12         64       6.56            15       8.66
Exercised                                           -            -          -          -             -          -
Terminated                                          -            -          -          -           (24)         -
                                                 -----                    -----                  ------
Options outstanding at end of year                179        12.27        155      11.98            91      15.77
Options exercisable at end of year                116        13.67         72      17.47            56      19.32
Options available for grant at end of year        272                     296                      102
Price per share of options outstanding           $6.56 to $29.38          $6.56 to $29.38         $8.38 to $29.38

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

                                                      Fiscal Year
                                       --------------------------------------
                                        2002             2001          2000
                                       -------          -------       -------
         Decrease in net income        $5,353           $3,424         $2,662
         Basic earnings per share      $  .07           $  .05         $  .04
         Diluted earnings per share    $  .07           $  .05         $  .04

The effects on net income and earnings per share for fiscal 2002, 2001 and 2000 may not be representative of future years because compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

The weighted average fair value per share at the date of grant for options granted during fiscal 2002, 2001 and 2000 was $6.49, $4.13 and $2.91, respectively. The fair value was estimated using the Black-Sholes option pricing model with the following weighted average assumptions:

                                                              Fiscal Year
                                                   ----------------------------
                                                   2002          2001      2000
                                                   ------       ------    -----
         Dividend yield                             0.0%         0.0%      0.0%
         Volatility, as a percent                  37.7%        38.0%     36.0%
         Risk-free interest rate                    4.7%         5.3%      6.5%
         Expected life in years after vest date     3.0          3.0       3.0
         Forfeitures are accounted for as they occur.

The following table summarizes information concerning options outstanding under the Plans at June 29, 2002:

                                            Options Outstanding                           Options Exercisable
                  -------------------------------------------------------------      -------------------------------
                                             Weighted Average                                          Weighted
           Range of           Number             Remaining       Weighted Average       Number          Average
           Exercise       Outstanding at     Contractual Term       Exercise        Exercisable at     Exercise
            Prices           6/29/02             (Years)              Price           6/29/02           Price
        ---------------    --------------    ----------------    ----------------    --------------   ---------------
      $5.25 - 7.42              1,780              7.92               $ 5.85                 486        $  5.88
      $7.72 - 9.13              1,741              5.64               $ 8.54                 766        $  8.73
      $9.50 - 15.50             1,649              5.03               $12.68               1,039         $13.07
      $15.50 - 29.38            1,359              7.25               $17.51                 308         $24.08
                                -----                                                     ------
                                6,529                                                      2,599
                                =====                                                     ======

In fiscal 2002, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. The Company purchased 2,533 shares for $31,923 during fiscal 2002. The Company purchased 137 shares for $1,089 during fiscal 2001. The common stock repurchased was retired upon purchase for both years. In early fiscal 2003, the Board of Directors approved the purchase of an additional $40,000 of common stock. As of September 12, 2002, the Company has purchased and retired 3,084 shares for $31,117 in the first quarter of fiscal 2003. The Company has approval to purchase additional shares with a value of up to $15,871.

NOTE F - RETIREMENT PLANS

The Company has a qualified profit-sharing and investment plan under section 401(k) of the Internal Revenue Code, which cover substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. Additionally, the Company matches a portion of employees' contributions. The Company's contributions to the plan were $6,342, $5,840 and $5,667 in fiscal 2002, 2001, and 2000, respectively.

The Company has postretirement plans that provide medical benefits for retirees and their eligible dependents. Employees become eligible for these benefits if they meet certain minimum age and service requirements. The Company reserves the right to modify or terminate these plans. The plans are not funded. The unfunded accumulated postretirement benefit obligation was $4,180 and $3,596 at June 29, 2002 and June 30, 2001, respectively. The benefits expensed were $586, $381 and $554 in fiscal 2002, 2001 and 2000, respectively.

The Company has non-qualified plans relating to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. The plans are not funded. The deferred compensation liability was $1,616 at June 29, 2002.

NOTE G - INCOME TAXES

The provision for income taxes consists of the following:


                                                    Fiscal Year
                                     ------------------------------------------
                                       2002             2001            2000
                                     ---------       ---------        ---------
Current:
        Federal..............        $ 33,346        $ 26,266         $(17,490)
        State................           2,019             813              654
        Foreign..............             555            (753)           1,322
                                     --------        --------         --------
                                       35,920          26,326          (15,514)
Deferred ....................           2,237         (10,123)          27,141
                                     --------        --------         --------
         Total...............        $ 38,157        $ 16,203         $ 11,627
                                     ========        ========         ========

A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                             Fiscal Year
                                                       -------------------------
                                                       2002      2001       2000
                                                       ----      ----       ----

     Provision at Federal statutory rate ..........    35.0%     35.0%     35.0%
     State income taxes, net of Federal benefit....     2.4       2.1       2.1
     Foreign tax rate differences .................    (0.2)        -         -
     Expenses not deductible for tax purposes .....     7.0       1.5       1.4
     Other ........................................    (1.0)     (1.7)     (0.9)
                                                       ----      ----      ----
     Effective income tax rate ....................    43.2%     36.9%     37.6%
                                                       ====      ====      ====

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

                                                                              June 29, 2002   June 30, 2001
                                                                              -------------   -------------
Deferred income tax asset (liability):
   Property and equipment .................................................      $(21,204)      $(20,415)
   Inventory basis differences ............................................        11,934         13,106
   Accrued liabilities ....................................................         2,472          7,695
   Allowance for doubtful accounts ........................................         3,482          2,138
   Accrued vacation expense ...............................................         1,793          1,973
   Accrued postretirement benefit .........................................         3,409          1,348
   Prepaid health expense .................................................        (1,850)        (1,500)
   State operating loss carry forward .....................................        49,963         49,963
   Capital loss carry forward .............................................         3,350          3,350
   Other, net .............................................................           326         (1,976)
   Foreign ................................................................          (815)          (585)
                                                                                 --------       --------
Total .....................................................................        52,860         55,097
   Valuation allowance for carry forwards .................................       (53,313)       (53,313)
                                                                                 --------       --------
Net deferred income tax asset (liability) .................................      $   (453)      $  1,784
                                                                                 ========       ========

The above amounts are classified in the consolidated balance sheet as follows:

                                                 June 29, 2002   June 30, 2001
                                                 -------------   -------------
Current asset ................................      $ 19,860       $ 19,203
Long-term liability ..........................       (20,313)       (17,419)
                                                    --------       --------
Net deferred income tax asset (liability).....      $   (453)      $  1,784
                                                    ========       ========

At June 29, 2002, the Company had state net operating loss carry forwards of $49,963 and a capital loss carry forward of $3,350. At June 29, 2002, a valuation allowance of $49,963 had been provided for the state net operating loss and a $3,350 valuation allowance had been provided for capital losses as utilization of such carry forwards within the applicable statutory periods is uncertain. The state net operating loss carry forward expires through 2020 while the capital loss carry forward expires through 2006. Both expiring state net operating loss carry forwards and expiring capital loss carry forwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.

NOTE H - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:



                                                                                  Fiscal Year
                                                                       --------------------------------
                                                                         2002         2001        2000
                                                                       -------      --------    -------
Net income .........................................................   $ 50,197     $ 27,656    $ 19,298
Other comprehensive income:
  Unrealized holding gains on securities ...........................          -            -       1,286
  Reclassification adjustment for gains realized in net income......          -            -      (1,286)
                                                                       --------     --------    --------
     Net unrealized gains on investments ...........................          -            -           -
  Foreign currency translation adjustments .........................        (55)         179        (187)
                                                                       --------     --------    --------
Comprehensive income ...............................................   $ 50,142     $ 27,835    $ 19,111
                                                                       ========     ========    ========

NOTE I - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows:


                                                                      Fiscal Year
                                                             -----------------------------
                                                               2002      2001        2000
                                                             -------    -------    -------
Numerator:
Net income used for both basic and diluted EPS ...........   $50,197    $27,656    $19,298
                                                             =======    =======    =======

Denominator:
Weighted average shares outstanding for basic EPS ........    73,164     73,646     73,370
Dilutive effect of stock options .........................     1,949        920        223
                                                             -------    -------    -------
Weighted average shares outstanding for diluted EPS.......   $75,113    $74,566    $73,593
                                                             =======    =======    =======

Options outstanding where the exercise price was higher than the market price were 654, 374 and 2,479 for fiscal 2002, 2001 and 2000, respectively. These options were excluded from the diluted EPS calculation.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through June 2011. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2003--$4,618; 2004--$2,711; 2005--$1,812; 2006--$1,226; 2007--$246 and thereafter--$549. Rent expense under all leases was $8,823, $9,446 and $10,592 for fiscal 2002, 2001 and 2000, respectively.

The Company is not a party to any litigation, other than routine litigation incidental to its business except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought included money damages and a permanent injunction enjoining defendants from future violation of antitrust laws. The Company has entered into settlement agreements with all of the defendants. The Company received settlement payments of $27,891, $995 and $4,154 in fiscal 2002, 2001 and 2000, respectively. The Company received a final payment of $3,128 in the first quarter of fiscal 2003. The payments were net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company.

The Company is currently defending numerous individual lawsuits pending in various state and federal courts involving phenylpropanolamine (PPA), an ingredient formerly used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in November 2000 at the request of the United States Food and Drug Administration (FDA). These cases allege that the plaintiff suffered injury, generally some type of stroke, from ingesting PPA-containing products. Many of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

The Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that these actions are without merit or are covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flow could be materially affected in a particular period.

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

2002                                              September 29,       December 29,(1)    March 30,(2)   June 29,(3)
-------------------------                         -------------       ---------------    ------------   -----------
Net sales.........................................   $217,116             $228,694        $198,491        $182,021
Gross profit......................................     50,889               61,255          55,158          44,601
Net income........................................     13,090               16,565          19,261           1,281
Basic earnings per share..........................       0.18                 0.23            0.26            0.02
Diluted earnings per share........................       0.17                 0.22            0.26            0.02
      Weighted average shares outstanding
          Basic...................................     74,314               73,343          72,690          72,307
          Diluted.................................     76,925               75,227          74,309          74,051

2001                                              September 30,       December 30,(4)    March 31,      June 30,(5)
-------------------------                         -------------       ---------------    ---------      -----------
Net sales.........................................   $192,142             $189,550        $190,898        $180,898
Gross profit......................................     45,748               30,563          46,426          44,157
Net income........................................     10,534                  820          10,101           6,201
Basic earnings per share..........................       0.14                 0.01            0.14            0.08
Diluted earnings per share........................       0.14                 0.01            0.14            0.08
      Weighted average shares outstanding
          Basic...................................     73,505               73,522          73,468          73,750
          Diluted.................................     73,929               73,953          74,552          75,720

(1) Includes a pre-tax charge of $2,046 related to the LaVergne, Tennessee logistics facility. See Note O. Includes a pre-tax charge of $1,900 for bad debt expense related to the bankruptcy of a large customer.
(2) Includes pre-tax income of $7,813 related to settlement proceeds of an antitrust lawsuit. See Note J.
(3) Includes pre-tax income of $20,078 related to settlement proceeds of an antitrust lawsuit. See Note J. Includes a pre-tax charge of $11,524 for goodwill impairment and $5,090 for asset impairment and restructuring costs related to Quifa. See Note O.
(4) Includes a pre-tax charge of $24,000 related to the voluntary discontinuation of products containing phenylpropanolamine (PPA). See Note M.
(5) Includes a pre-tax charge of $2,175 related to the LaVergne, Tennessee logistics facility. See Note O. Includes a reduction in the charge related to the voluntary discontinuation of products containing PPA of $3,000. See Note M.

NOTE L - SEGMENT INFORMATION

The Company has one reportable segment, store brand health care, that encompasses two operating segments, OTC pharmaceuticals and nutritional products. All other consists of the operating segments, Quifa and Wrafton, neither of which meet the quantitative thresholds for separate disclosure. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note A.


                                                             Store Brand            All
                                                             Health Care           Other             Total
                                                             -----------           -----             -----
Fiscal 2002
-----------
Net sales                                                     $761,446             $64,876          $826,322
Operating income                                               100,926             (13,927)           86,999
Total assets                                                   519,834              73,953           593,787
Capital expenditures                                            19,329               8,199            27,528
Net property, plant and equipment                              186,961              24,083           211,044
Depreciation                                                    23,392               2,221            25,613
Asset impairment and restructuring                               2,046              16,614            18,660

Fiscal 2001
-----------
Net sales                                                      723,753              29,735           753,488
Operating income                                                43,344              (3,233)           40,111
Total assets                                                   491,721              84,191           575,912
Capital expenditures                                            24,304               2,500            26,804
Net property, plant and equipment                              189,550              22,537           212,087
Depreciation and amortization                                   22,272                 750            23,022

Fiscal 2000
-----------
Net sales                                                      714,978              29,306           744,284
Operating income                                                31,551               4,368            35,919
Total assets                                                   455,197              30,867           486,064
Capital expenditures                                             9,703               4,661            14,364
Net property, plant and equipment                              186,638               6,942           193,580
Depreciation and amortization                                   21,525                 720            22,245

NOTE M - PRODUCT DISCONTINUATION

In November 2000, in response to recommendations by the FDA, the Company voluntarily discontinued production and halted shipments of all products containing the ingredient PPA, effective immediately. In fiscal 2001, the Company recorded total net sales returns of $12,500, with a negative impact on gross profit of $3,400. Additionally, the Company recorded a charge of $17,600 in cost of sales related to the cost of returned product, product on hand, and product disposal costs. These PPA charges reduced earnings $0.18 per share in fiscal 2001. Replacement products for most of the PPA-containing products began shipping in the fourth quarter of fiscal 2001.

NOTE N - ACQUISITION

In June 2001, the Company acquired Wrafton for approximately $44,000, plus acquisition costs. Wrafton, located in the United Kingdom, is a supplier of store brand products to major grocery and pharmacy retailers and a contract manufacturer of OTC pharmaceuticals. The acquisition was accounted for using the purchase method and resulted in goodwill of approximately $27,500. The assets and liabilities, which are not considered significant to the Company, are included in the consolidated balance sheet beginning June 30, 2001. The results of operations were included beginning in the current fiscal year.

NOTE O - RESTRUCTURING AND GOODWILL IMPAIRMENT CHARGES

For fiscal 2002, 2001 and 2000, the Company incurred restructuring charges related to the declining net realizable value of its LaVergne, Tennessee logistics facility. The restructuring charges were

$2,046, $2,175 and $1,048 for fiscal 2002, 2001 and 2000, respectively. The effect of suspending depreciation on this facility was approximately $400, $800 and $850 for fiscal 2002, 2001 and 2000, respectively. The Company sold this facility in the second quarter of fiscal 2002. The effect of selling this facility is included in the store brand health care segment.

In the fourth quarter of fiscal 2002, the Company approved a restructuring plan related to its Mexican operating company, Quifa. The implementation of the plan began in June 2002 and is expected to be completed in its entirety by June 2003. The Company will discontinue certain customers and products because of inadequate profitability and misalignment with strategic goals. Equipment related to the discontinued customers and products has been written down to its fair market value resulting in an impairment charge of $2,590. The Company expects to terminate approximately 240 employees performing certain production and administrative tasks as a result of the restructuring plan. Accordingly, the Company recorded employee termination benefits of $2,000 and other restructuring costs of $500. The charges for asset impairment, employee termination benefits and other restructuring costs are included in the restructuring line in the consolidated statement of income for fiscal 2002. As of June 29, 2002, no payments had been made of the accrued restructuring costs.

Quifa is considered a reporting unit for the purpose of goodwill impairment testing. Due to the changes necessary at Quifa, its goodwill was tested for impairment. The fair value of the reporting unit was estimated using the present value of expected future cash flows. The testing procedure resulted in a goodwill impairment charge of $11,524. The goodwill impairment charge is recorded as a separate line item in the consolidated statement of income for fiscal 2002.

Update on 1998 restructuring -- The Company completed the sale of its personal care business in fiscal 2000. Proceeds from the sale were $32,200. No gain or loss was recorded in fiscal 2000 related to this sale. Fiscal 2000 reflects one month of personal care business, which includes net sales of $17,700. The Company does not maintain operating income by its main product lines; however, based on the incremental approach, the Company estimates that pre-tax operating income was approximately $1,000 for fiscal 2000, including the effect of suspending depreciation of approximately $700.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.
                                    PART III.

Item 10.        Directors and Executive Officers of the Registrant.

(a)      Directors of the Company.
         Information concerning directors of the Company is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting under the heading "Election of Directors".

(b)      Executive Officers of the Company.
         See Part I, Additional Item of this Form 10-K on page 14.

(c)      Compliance with Section 16(a) of the Exchange Act.
         Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 11.        Executive Compensation.

Information concerning executive officer and director compensation is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting under the headings "Executive Compensation" and "Director Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting under the heading "Ownership of Perrigo Common Stock". Information concerning equity compensation plans is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting under the heading "Equity Compensation Plan Information".

Item 13.        Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting under the heading "Director Compensation".

                                    PART IV.
Item 14. Controls and Procedures.

Not applicable.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed or incorporated by reference as part of this Form 10-K:

1. All financial statements. See Index to Consolidated Financial Statements on page 27 of this Form 10-K.

2.       Financial Schedules
         Report of Independent Certified Public Accountants on Financial Statement Schedule.

         Schedule II - Valuation and Qualifying Accounts.

         Schedules other than the one listed are omitted because the required information is included in the footnotes, immaterial or not applicable.

3.       Exhibits:

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

         4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996.

         10(a)*   Registrant's Management Incentive Bonus Plan.

         10(b)*   Registrant's Employee Stock Option Plan as amended.

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

         10(i)* Noncompetition and Nondisclosure Agreement and Indemnity Agreement, dated June 2, 2000, between Registrant and Michael
                  J. Jandernoa, incorporated by reference from the Registrant's Form 10-K filed on September 6, 2000.

         10(j)* Restricted Stock Agreement, dated August 14, 2001, between registrant and David T. Gibbons, incorporated by reference from the Registrant's Form 10-K filed on September 7, 2001.

         10(k)* Restricted Stock Agreement, dated August 14, 2001, between registrant and Douglas R. Schrank, incorporated by reference from the Registrant's Form 10-K filed on September 7, 2001.

         10(l)* Registrant's Executive Retention Plan, dated January 1, 2002, incorporated by reference from the Registrant's Form 10-Q filed on January 24, 2002.

         10(m)* Registrant's Nonqualified Deferred Compensation Plan, dated December 31, 2001, incorporated by reference from the Registrant's Form 10-Q filed on January 24, 2002.

         10(n)* Consulting Agreement, dated July 31, 2002, between Registrant and Michael J. Jandernoa.

         10(o)* Registrant's Restricted Stock Plan for Directors II, dated August 14, 2001, incorporated by reference from the Registrant's Form 10-Q filed on October 23, 2001.

         21       Subsidiaries of the Registrant.

         23       Consent of BDO Seidman, LLP.

         24       Power of Attorney (see signature page).

         99(a)    Certification under Section 906 of the Sarbanes-Oxley Act of
                  2002.

* Denotes management contract or compensatory plan or arrangement.

(b)      Exhibit and reports on Form 8-K.

The Company filed a report on May 20, 2002 that announced it entered into settlement agreements with certain defendants related to a civil antitrust lawsuit.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE




Board of Directors
Perrigo Company
Allegan, Michigan

The audits referred to in our report on Perrigo Company and Subsidiaries dated July 26, 2002, except for Note E, which is as of September 12, 2002 and Note J, which is as of August 19, 2002, relating to the consolidated financial statements of Perrigo Company, which is contained in Item 8 of this Form 10-K for the year ended June 29, 2002, included the audit of Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



By:  /s/ BDO Seidman, LLP
    -----------------------------
         BDO Seidman, LLP

Grand Rapids, Michigan
July 26, 2002, except for Note E, which is as of September 12, 2002 and Note J, which is as of August 19, 2002

                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

                                 PERRIGO COMPANY
                                 (in thousands)




                                                       Balance        Charged to                         Balance
                                                    at Beginning      Costs and                           at End
         Description                                  of Period        Expenses        Deductions(1)    of Period
         -----------                                ------------      ----------       ------------     ---------
Year Ended July 1, 2000:
  Reserves and allowances deducted from
    asset accounts:
         Allowance for uncollectible accounts            $3,281           $2,821           $  105           $5,997

Year Ended June 30, 2001:
  Reserves and allowances deducted from
    asset accounts:
         Allowance for uncollectible accounts            $5,997           $  974           $1,069           $5,902

Year Ended June 29, 2002:
  Reserves and allowances deducted from
    asset accounts:
         Allowance for uncollectible accounts            $5,902           $2,013           $  346           $7,569


(1)      Uncollectible accounts charged off, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal ended June 29, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 18th of September 2002.

                                              PERRIGO COMPANY



                                             By:  /s/ David T. Gibbons
                                                  ----------------------------
                                                  David T. Gibbons
                                                  President and Chief Executive
                                                  Officer



                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints David T. Gibbons and Douglas R. Schrank and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 29, 2002 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 29, 2002 has been signed by the following persons in the capacities indicated on the 18th of September 2002.

         Signature                                  Title
         ---------                                  -----

/s/ David T. Gibbons            President, Chief Executive Officer and Director
-------------------------       (Principal Executive Officer)
David T. Gibbons

/s/ Douglas R. Schrank          Executive Vice President and Chief Financial
-------------------------       Officer
Douglas R. Schrank              (Principal Accounting and Financial Officer)

/s/ F. Folsom Bell              Executive Vice President, Business Development
------------------------        and Director
F. Folsom Bell

/s/ Peter R. Formanek           Director
------------------------
Peter R. Formanek

 /s/ Larry D. Fredricks         Director
------------------------
Larry D. Fredricks

/s/ Richard G. Hansen           Director
------------------------
Richard G. Hansen

/s/ L. R. Jalenak, Jr.          Director
------------------------
L.R. Jalenak, Jr.

/s/ Michael J. Jandernoa        Chairman of the Board
------------------------
Michael J. Jandernoa

/s/ Herman Morris, Jr.          Director
------------------------
Herman Morris, Jr.

                                 CERTIFICATIONS


I, David T. Gibbons, certify that:

1.       I have reviewed this annual report on Form 10-K of Perrigo Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 18, 2002

                                         /s/ David T. Gibbons
                                         --------------------------------------
                                         David T. Gibbons
                                         President and Chief Executive Officer



I, Douglas R. Schrank, certify that:

1.       I have reviewed this annual report on Form 10-K of Perrigo Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 18, 2002

                                          /s/  Douglas R. Schrank
                                         ---------------------------------------
                                         Douglas R. Schrank
                                         Executive Vice President and Chief
                                         Financial Officer

                                  EXHIBIT INDEX


Exhibit                 Document
-------                 --------

10(a)                   Management Incentive Bonus Plan

10(b)                   Employee Stock Option Plan

10(n) Consulting Agreement, dated July 31, 2002, between Registrant and Michael J. Jandernoa

21                      Subsidiaries of the Registrant

23                      Consent of BDO Seidman, LLP

99(a) Certification related to Section 906 of the Sarbanes-Oxley Act of 2002