Form 10-Q
period 2002-09-28
PERRIGO CO
filed 2002-10-30
CIK 820096

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 28, 2002

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

                                 (269) 673-8451
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         OUTSTANDING AT
   CLASS OF COMMON STOCK                                OCTOBER 21, 2002
   ---------------------                               -------------------
        WITHOUT PAR                                     69,363,134 SHARES

                        PERRIGO COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                         PAGE
                                                                                                        NUMBER
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters ended
September 28, 2002 and September 29, 2001                                                                 1

Condensed consolidated balance sheets -- September 28, 2002, June 29, 2002
and September 29, 2001                                                                                    2

Condensed consolidated statements of cash flows -- For the quarters ended
September 28, 2002 and September 29, 2001                                                                 3

Notes to condensed consolidated financial statements -- September 28, 2002                                4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                     8

Item 3. Quantitative and Qualitative Disclosures About Market Risks                                      11

Item 4. Controls and Procedures                                                                          11

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                 12

SIGNATURES                                                                                               13

CERTIFICATIONS                                                                                           14

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)




                                                          First Quarter
                                                    ----------------------------
                                                      2003              2002
                                                    ---------         ---------
Net sales                                           $ 213,215         $ 217,116
Cost of sales                                         151,536           164,777
                                                    ---------         ---------
Gross profit                                           61,679            52,339
                                                    ---------         ---------
Operating expenses
   Distribution                                         4,027             4,017
   Research and development                             5,448             5,296
   Selling and administration                          24,270            22,576
                                                    ---------         ---------
     Subtotal                                          33,745            31,889
   Unusual litigation                                  (3,128)             --
                                                    ---------         ---------
     Total                                             30,617            31,889
                                                    ---------         ---------
Operating income                                       31,062            20,450
Interest and other, net                                  (208)             (163)
                                                    ---------         ---------
Income before income taxes                             31,270            20,613
Income tax expense                                     11,259             7,523
                                                    ---------         ---------
Net income                                          $  20,011         $  13,090
                                                    =========         =========
Earnings per share
   Basic                                            $    0.28         $    0.18
   Diluted                                          $    0.28         $    0.17

Weighted average shares outstanding:

   Basic                                               70,719            74,314
   Diluted                                             72,136            76,925


     See accompanying notes to condensed consolidated financial statements.

                                PERRIGO COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    September 28,     June 29,      September 29,
                                                                       2002            2002            2001
                                                                     ---------       ---------       ---------
Assets:                                                              (unaudited)                     (unaudited)
Current assets
   Cash and cash equivalents                                         $  49,214       $  76,824       $     297
   Accounts receivable, net of allowances                              105,777          82,560         120,525
   Inventories, net of allowances                                      163,704         155,611         171,119
   Prepaid expenses and other current assets                             8,635           6,896          11,536
   Current deferred income taxes                                        19,863          19,860          19,203
   Assets held for sale                                                   --              --            16,207
                                                                     ---------       ---------       ---------
          Total current assets                                         347,193         341,751         338,887

Property and equipment                                                 405,258         399,461         382,055
   Less accumulated depreciation                                       195,486         188,417         171,990
                                                                     ---------       ---------       ---------
                                                                       209,772         211,044         210,065

Goodwill, net                                                           35,919          35,919          47,045
Other                                                                    4,295           5,073           3,820
                                                                     ---------       ---------       ---------
                                                                     $ 597,179       $ 593,787       $ 599,817
                                                                     =========       =========       =========

Liabilities and Shareholders' Equity:
Current liabilities
   Accounts payable                                                  $  78,431       $  74,449       $  84,862
   Notes payable                                                         8,729           8,338           8,979
   Payrolls and related taxes                                           23,232          31,338          18,934
   Accrued expenses                                                     39,740          32,721          31,141
   Income taxes                                                         17,864           8,088          19,097
                                                                     ---------       ---------       ---------
          Total current liabilities                                    167,996         154,934         163,013

Deferred income taxes                                                   21,143          20,313          17,784
Long-term debt                                                            --              --            21,380
Other long-term liabilities                                              3,079           2,396           2,353

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized           --              --              --
   Common stock, without par value, 200,000 shares authorized           57,340          89,222         105,497
   Unearned compensation                                                  (499)           (608)         (1,017)
   Accumulated other comprehensive income                                  952             373             757
   Retained earnings                                                   347,168         327,157         290,050
                                                                     ---------       ---------       ---------
          Total shareholders' equity                                   404,961         416,144         395,287
                                                                     ---------       ---------       ---------
                                                                     $ 597,179       $ 593,787       $ 599,817
                                                                     =========       =========       =========

Supplemental Disclosures of Balance Sheet Information:
   Allowance for doubtful accounts                                   $   8,050       $   7,569       $   6,902
   Allowance for inventory                                           $  20,714       $  21,360       $  30,722
   Working capital                                                   $ 179,197       $ 186,817       $ 175,874
   Preferred stock, shares issued                                         --              --              --
   Common stock, shares issued                                          69,424          72,550          73,996


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                             First Quarter
                                                        ------------------------
                                                          2003           2002
                                                        --------       --------
Cash Flows From (For) Operating Activities:
   Net income                                           $ 20,011       $ 13,090
   Depreciation and amortization                           6,812          6,808
                                                        --------       --------
                                                          26,823         19,898

   Accounts receivable                                   (23,219)       (24,697)
   Inventories                                            (8,111)       (10,007)
   Current and deferred income taxes                      10,587         (1,115)
   Accounts payable                                        3,998            477
   Payrolls and related taxes                             (8,106)        (7,187)
   Other                                                   6,798          2,522
                                                        --------       --------
         Net cash from (for) operating activities          8,770        (20,109)
                                                        --------       --------

Cash Flows For Investing Activities:
   Additions to property and equipment                    (4,950)        (4,786)
                                                        --------       --------
         Net cash for investing activities                (4,950)        (4,786)
                                                        --------       --------

Cash Flows From (For) Financing Activities:
   Borrowings of long-term debt                             --           21,380
   Borrowings/(repayments) of short-term debt                393         (3,780)
   Issuance of common stock                                  143          9,785
   Repurchase of common stock                            (32,025)       (13,240)
   Other                                                      59             31
                                                        --------       --------
         Net cash (for) from financing activities        (31,430)        14,176
                                                        --------       --------
Net Decrease in Cash and Cash Equivalents                (27,610)       (10,719)
Cash and Cash Equivalents, at Beginning of Period         76,824         11,016
                                                        --------       --------
Cash and Cash Equivalents, at End of Period             $ 49,214       $    297
                                                        ========       ========
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                        $    257       $    604
   Income taxes paid                                    $    657       $  8,344


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2002
                                 (in thousands)

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

Operating results for the quarter ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending June 28, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 29, 2002.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. Because SFAS 146 only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial statements. Accordingly, the application of SFAS 146 to the restructuring recorded in fiscal 2002 would have resulted in no material difference in the Company's financial statements.

NOTE B - INVENTORIES

                                            September 28,              June 29,            September 29,
                                                2002                     2002                  2001
                                              --------                 --------              --------
Finished goods                               $  66,765                $  62,360             $  76,240
Work in process                                 59,629                   57,870                57,009
Raw materials                                   37,310                   35,381                37,870
                                              --------                 --------              --------
                                              $163,704                 $155,611              $171,119
                                               =======                  =======              ========

NOTE C - SHAREHOLDERS' EQUITY

During the first quarter of fiscal 2003, the Company purchased 3,142 shares of common stock for $32,025 under its common stock repurchase program. As of October 29, 2002, the Company has purchased 61 shares for $642 in the second quarter of fiscal 2003 and may purchase shares with a value of up to $14,321. All repurchased common stock has been retired.

NOTE D - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                                  First Quarter
                                                             ---------------------
                                                              2003           2002
                                                             ------         ------
Net income                                                  $20,011        $13,090

Other comprehensive income:
   Foreign currency translation adjustments                     579            329
                                                             ------         ------

Comprehensive income                                        $20,590        $13,419
                                                             ======         ======

NOTE E - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted Earnings per Share (EPS) calculation follows:

                                                             First Quarter
                                                         --------------------
                                                          2003         2002
                                                         -------      -------
Numerator:
Net income used for both basic and diluted EPS           $20,011      $13,090
                                                         =======      =======

Denominator:
Weighted average shares outstanding for basic EPS         70,719       74,314
Dilutive effect of stock options                           1,417        2,611
                                                         -------      -------
Weighted average shares outstanding for diluted EPS       72,136       76,925
                                                         =======      =======

Options outstanding where the exercise price was higher than the market price were 1,402 and 446 for the first quarter of fiscal 2003 and 2002, respectively. These options are excluded from the diluted EPS calculation.

NOTE F - COMMITMENTS AND CONTINGENCIES

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

In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violations of antitrust laws. The Company has entered into settlement agreements with the remaining defendants. The Company received settlement payments of $3,128 in fiscal 2003, net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company.

NOTE G - SEGMENT INFORMATION

The Company has one reportable segment, store brand health care, that encompasses two operating segments, OTC pharmaceuticals and nutritional products. All other consists of the operating segments, Quimica y Farmacia S.A. de C.V. (Quifa), the Company's Mexican operating subsidiary; and Wrafton Laboratories Limited (Wrafton), the Company's United Kingdom operating subsidiary, neither of which meet the quantitative thresholds for separate disclosure. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note A.

                         Store Brand         All
                         Health Care        Other          Total
                         -----------        -----          -----
First Quarter 2003
Net sales                  $195,069       $ 18,146       $213,215
Operating income           $ 30,482       $    580       $ 31,062
Operating income %             15.6%           3.2%          14.6%

First Quarter 2002
Net sales                  $202,888       $ 14,228       $217,116
Operating income           $ 19,887       $    563       $ 20,450
Operating income %              9.8%           4.0%           9.4%

NOTE H - RESTRUCTURING

In the fourth quarter of fiscal 2002, the Company approved a restructuring plan related to Quifa. The implementation of the plan began in June 2002 and is expected to be completed in its entirety by June 2003. No additional charges related to this restructuring plan were recorded or are expected to be recorded in fiscal 2003. In the first quarter of fiscal 2003, $328 was paid primarily related to severance costs and professional fees. Twenty-one administrative employees have been terminated in fiscal 2003.

The activity of the restructuring reserve is detailed in the following table:

                                                   2002 Restructuring
                                               Severance and Other Costs
Balance at June 29, 2002                               $2,500
Reductions                                               (328)
                                                       ------
Balance at September 28, 2002                          $2,172
                                                       ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   FIRST QUARTER OF FISCAL YEARS 2003 AND 2002

                                 (in thousands)

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL YEARS 2003 AND 2002

Results of Operations

STORE BRAND HEALTH CARE

                                                         First Quarter
                                                    -----------------------
                                                      2003           2002
                                                    -----------------------
      Net sales                                     $195,069       $202,888
      Gross profit                                  $ 57,017       $ 48,355
      Gross profit %                                    29.2%          23.8%

      Operating expenses                            $ 26,535       $ 28,468
      Operating expenses %                              13.6%          14.0%

      Operating income                              $ 30,482       $ 19,887
      Operating income %                                15.6%           9.8%

Net Sales

Fiscal 2003 net sales decreased 4% or $7,819 to $195,069 from $202,888 during fiscal 2002. Net sales decreased approximately $12,000 primarily due to lower unit sales of analgesic and antacid products. The net sales decrease was partially offset by a favorable mix of products sold and improved net realized pricing. The analgesic sales decline was related to existing products. Sales of antacid products were enhanced in fiscal 2002 by famotidine 10 mg tablets, then recently introduced.

Gross Profit

Gross profit increased $8,662 or 18% during fiscal 2003 compared to fiscal 2002. The gross profit percent to net sales was 29.2% in fiscal 2003 compared to 23.8% in fiscal 2002. Approximately half of the increase in gross profit was due to lower obsolescence expenses resulting from lower finished goods inventory when compared to the first quarter of fiscal 2002 and improved aging of that inventory. The remaining increase resulted from a favorable mix of products sold and improved net realized pricing.

Operating Expenses

Operating expenses decreased $1,933 during fiscal 2003 compared to fiscal 2002. Operating expenses were favorably impacted by unusual litigation income of $3,128. Selling and administration increased $1,202 primarily due to rising insurance costs. The Company expects insurance costs to continue to be higher in fiscal 2003 than fiscal 2002.

ALL OTHER

                                                          First Quarter
                                                     ----------------------
                                                       2003           2002
                                                     ----------------------
      Net sales                                      $18,146        $14,228
      Gross profit                                   $ 4,662        $ 3,984
      Gross profit %                                    25.7%          28.0%

      Operating expenses                             $ 4,082        $ 3,421
      Operating expenses %                              22.5%          24.0%

      Operating income                               $   580        $   563
      Operating income %                                 3.2%           4.0%

The increases in net sales, gross profit and operating expenses were primarily due to Wrafton. Because fiscal 2002 was a transitional year for Wrafton, the first quarter of fiscal 2002 included two months of results compared to the first quarter of fiscal 2003, which included three months of results.

INTEREST AND OTHER

Interest and other, net decreased $45 during fiscal 2003. Interest expense was $46 for fiscal 2003 compared to $380 for fiscal 2002. The difference in interest expense was primarily due to invested cash in fiscal 2003 versus borrowings in fiscal 2002.

INCOME TAXES

The effective tax rate was 36.0% for fiscal 2003 and 36.5% for fiscal 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For fiscal 2003, working capital, including cash, decreased $7,620 to $179,197 from $186,817. Cash and cash equivalents decreased from $76,824 to $49,214.

Cash flow from operating activities was $8,770 for fiscal 2003. Cash flow was positively impacted by net income of $20,011 that included $2,000 of after-tax income related to vitamin litigation settlements and depreciation of $6,812. Income taxes increased $10,587 primarily due to the timing of certain payments and accounts payable increased $3,998. Cash flow was negatively impacted by an increase in accounts receivable of $23,219 primarily due to seasonal sales increases and a decrease in payrolls and related taxes of $8,106 primarily due to the timing of certain payments. Additionally, inventory increased $8,111. The impact on both accounts payable and inventory was primarily due to seasonal production levels.

Capital expenditures for facilities and equipment of $4,950 during fiscal 2003 were primarily for normal equipment replacement, productivity enhancements and capacity additions.

During fiscal 2003, the Company continued to repurchase shares of its common stock. The Company purchased 3,142 shares for $32,025 in the first quarter of fiscal 2003. As of

October 29, 2002, the Company has purchased 61 shares for $642 in the second quarter of fiscal 2003 and may purchase additional shares with a value of up to $14,321.

The Company had no long-term debt at September 28, 2002 and had $175,000 available on its unsecured credit facility. Cash flows from operations and borrowings from its credit facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

CRITICAL ACCOUNTING POLICIES

Determination of certain amounts in the Company's financial statements requires the use of estimates. These estimates are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. Discussed below are the accounting policies considered by management to require the most judgement and to be critical in the preparation of the financial statements. Other accounting policies are included in Note A of the condensed consolidated financial statements.

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $8,050, $7,569 and $6,902 at September 28, 2002, June 29, 2002 and September 29, 2001,
respectively.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand, and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $20,714, $21,360 and $30,722 at September 28, 2002, June 29, 2002
and September 29, 2001, respectively.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Please see the "Cautionary Note Regarding Forward-Looking Statements" on pages 23-27 of the Company's Form 10-K for the year ended June 29, 2002 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense related to its variable rate line of credit used to finance working capital when necessary and for general corporate purposes. The Company had invested cash and cash equivalents of $49,214 and no outstanding borrowings on its credit facility at September 28, 2002. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

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

    4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996.

    10(a)*        Registrant's Management Incentive Bonus Plan for Fiscal Year
                  2003.

    10(b)* Registrant's Nonqualified Deferred Compensation Plan, as amended.

    10(c)* Consulting Agreement, dated July 31, 2002, between Registrant and Michael J. Jandernoa, incorporated by reference from the Registrant's Form 10-K filed on September 18, 2002.

    99(a)         Certification under Section 906 of the Sarbanes-Oxley Act of
                  2002.

* Denotes management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

The Company filed a report on August 20, 2002 that announced it entered into settlement agreements with the remaining defendants related to a civil antitrust lawsuit.

The Company filed a report on August 20, 2002 that announced the Board of Directors had approved extending the Company's share repurchase program.

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





Date: October 30, 2002      By: /s/David T. Gibbons
     ------------------     ----------------------------------------------------
                            David T. Gibbons
                            President and Chief Executive Officer

Date: October 30, 2002      By: /s/Douglas R. Schrank
     ------------------     ----------------------------------------------------
                            Douglas R. Schrank
                            Executive Vice President and Chief Financial Officer
                            (Principal Accounting and Financial Officer)

                                  CERTIFICATION

I, David T. Gibbons, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Perrigo Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 30, 2002

                                          /s/ David T. Gibbons
                                          --------------------------------------
                                          David T. Gibbons

                                          President and Chief Executive Officer

                                  CERTIFICATION


I, Douglas R. Schrank, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Perrigo Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 30, 2002

                                          /s/  Douglas R. Schrank
                                          ------------------------------------
                                          Douglas R. Schrank
                                          Executive Vice President and
                                          Chief Financial Officer