Form 10-Q
period 2002-12-28
PERRIGO CO
filed 2003-01-24
CIK 820096

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

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 28, 2002
                                                -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM    TO

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
                                 ---------------
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
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                         ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.) . YES  X   NO
                                                  ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         OUTSTANDING AT
          CLASS OF COMMON STOCK                         JANUARY 20, 2003
          ---------------------                         ----------------
              WITHOUT PAR                               69,493,946 SHARES


================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX


                                                                                                                PAGE
                                                                                                                NUMBER
                                                                                                                ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarter and the
year-to-date ended December 28, 2002 and December 29, 2001                                                       1

Condensed consolidated balance sheets -- December 28, 2002, June 29,
2002 and December 29, 2001                                                                                       2

Condensed consolidated statements of cash flows -- For the year-to-date
ended December 28, 2002 and December 29, 2001                                                                    3

Notes to condensed consolidated financial statements -- December 28, 2002                                        4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                            9

Item 3. Quantitative and Qualitative Disclosures About Market Risks                                             13

Item 4. Controls and Procedures                                                                                 14

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                                       14

Item 4. Submission of Matters to a Vote of Security Holders                                                     15

Item 6. Exhibits and Reports on Form 8-K                                                                        15

SIGNATURES                                                                                                      16

CERTIFICATIONS                                                                                                  17

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                 Second Quarter              Year-To-Date
                                           ------------------------    ------------------------
                                             2003           2002         2003           2002
                                           ----------    ----------    ----------    ----------
                                                        (as restated)               (as restated)
Net sales                                  $  227,521    $  228,694    $  440,736    $  445,810
Cost of sales                                 163,225       165,990       314,761       330,767
                                           ----------    ----------    ----------    ----------
Gross profit                                   64,296        62,704       125,975       115,043

Operating expenses
   Distribution                                 4,083         4,265         8,110         8,282
   Research and development                     5,321         6,407        10,769        11,703
   Selling and administration                  28,547        25,732        54,150        49,825
                                           ----------    ----------    ----------    ----------
     Subtotal                                  37,951        36,404        73,029        69,810
   Restructuring                                   --         2,046            --         2,046
   Unusual litigation                              --            --        (3,128)           --
                                           ----------    ----------    ----------    ----------
     Total                                     37,951        38,450        69,901        71,856
                                           ----------    ----------    ----------    ----------

Operating income                               26,345        24,254        56,074        43,187
Interest and other, net                          (514)         (113)         (722)         (276)
                                           ----------    ----------    ----------    ----------

Income before income taxes                     26,859        24,367        56,796        43,463
Income tax expense                             10,045         9,153        21,204        16,512
                                           ----------    ----------    ----------    ----------

Net income                                 $   16,814    $   15,214    $   35,592    $   26,951
                                           ==========    ==========    ==========    ==========

Earnings per share
   Basic                                   $     0.24    $     0.21    $     0.51    $     0.36
   Diluted                                 $     0.24    $     0.20    $     0.50    $     0.36

Weighted average shares outstanding:
   Basic                                       69,273        73,343        70,000        73,842
   Diluted                                     70,394        74,560        71,003        75,369



      See accompanying notes to condensed consolidated financial statements

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          December 28,      June 29,        December 29,
                                                                              2002            2002             2001
                                                                         -------------    -------------    -------------
Assets                                                                    (unaudited)     (as restated)     (unaudited)
Current assets                                                                                             (as restated)
   Cash and cash equivalents                                             $      71,773    $      76,824    $         814
   Accounts receivable, net of allowances                                      102,722           82,560          112,214
   Inventories, net of allowances                                              153,477          155,611          161,677
   Prepaid expenses and other current assets                                     6,907            6,896           10,613
   Current deferred income taxes                                                21,657           19,860           23,463
                                                                         -------------    -------------    -------------
          Total current assets                                                 356,536          341,751          308,781

Property and equipment                                                         411,858          399,461          388,102
   Less accumulated depreciation                                               201,759          188,417          178,593
                                                                         -------------    -------------    -------------
                                                                               210,099          211,044          209,509

Goodwill, net                                                                   35,919           35,919           47,471
Other                                                                            4,678            5,073            3,258
                                                                         -------------    -------------    -------------
                                                                         $     607,232    $     593,787    $     569,019
                                                                         =============    =============    =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                      $      68,970    $      74,449    $      68,429
   Notes payable                                                                 9,469            8,338            6,631
   Payrolls and related taxes                                                   27,884           31,338           22,531
   Accrued expenses                                                             41,931           32,721           33,847
   Income taxes                                                                  9,872            8,088           10,680
                                                                         -------------    -------------    -------------
          Total current liabilities                                            158,126          154,934          142,118

Deferred income taxes                                                           20,428           18,295           15,770
Long-term debt                                                                      --               --            1,600
Other long-term liabilities                                                      3,212            2,396            2,426

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized                     --               --               --
   Common stock, without par value, 200,000 shares authorized                   81,699          110,698          117,727
   Unearned compensation                                                          (414)            (608)            (903)
   Accumulated other comprehensive income                                          890              373              420
   Retained earnings                                                           343,291          307,699          289,861
                                                                         -------------    -------------    -------------
          Total shareholders' equity                                           425,466          418,162          407,105
                                                                         -------------    -------------    -------------
                                                                         $     607,232    $     593,787    $     569,019
                                                                         =============    =============    =============

Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                       $       9,465    $       7,569    $       8,825
   Allowance for inventory                                               $      20,855    $      21,360    $      27,056
   Working capital                                                       $     198,410    $     186,817    $     166,663
   Preferred stock, shares issued                                                   --               --               --
   Common stock, shares issued                                                  69,479           72,550           73,372




      See accompanying notes to condensed consolidated financial statements

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Year-To-Date
                                                                    --------------------------------
                                                                         2003              2002
                                                                    --------------    --------------
      Cash Flows From (For) Operating Activities:                                      (as restated)
         Net income                                                 $       35,592    $       26,951
         Depreciation and amortization                                      13,505            12,312
         Compensation - stock options                                        2,667             3,033
                                                                    --------------    --------------
                                                                            51,764            42,296

         Accounts receivable                                               (20,162)          (18,627)
         Inventories                                                         2,134              (568)
         Current and deferred income taxes                                   2,120           (14,317)
         Accounts payable                                                   (5,479)          (15,958)
         Restructuring, net of cash                                             --             2,046
         Other                                                               7,082             3,617
                                                                    --------------    --------------
               Net cash from (for) operating activities                     37,459            (1,511)
                                                                    --------------    --------------

      Cash Flows (For) From Investing Activities:
         Additions to property and equipment                               (11,975)           (9,731)
         Proceeds from sale of assets held for sale                             --            14,161
         Other                                                                  --              (426)
                                                                    --------------    --------------
               Net cash (for) from investing activities                    (11,975)            4,004
                                                                    --------------    --------------

      Cash Flows From (For) Financing Activities:
         Borrowings (repayments) of short-term debt, net                     1,131            (4,541)
         Tax benefit of stock transactions                                      --             1,603
         Issuance of common stock                                            1,059            10,036
         Repurchase of common stock                                        (32,667)          (21,454)
         Other                                                                 (58)            1,661
                                                                    --------------    --------------
               Net cash for financing activities                           (30,535)          (12,695)
                                                                    --------------    --------------

      Net Decrease in Cash and Cash Equivalents                             (5,051)          (10,202)
      Cash and Cash Equivalents, at Beginning of Period                     76,824            11,016
                                                                    --------------    --------------
      Cash and Cash Equivalents, at End of Period                   $       71,773    $          814
                                                                    ==============    ==============

      Supplemental Disclosures of Cash Flow Information:
         Interest paid                                              $          467    $        1,051
         Income taxes paid                                          $       18,922    $       29,970


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 2002
                                 (in thousands)

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

Operating results for the quarter and year-to-date ended December 28, 2002 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 29, 2002.

In June 2002, the Financial Accounting Standard Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. Because SFAS 146 only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial statements. Accordingly, the application of SFAS 146 to the restructuring recorded in fiscal 2002 would have resulted in no material difference in the Company's financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002.

The Company began expensing the cost of employee stock options in the second quarter of fiscal 2003 and has elected to use the retroactive restatement method. All prior periods presented have been restated to reflect compensation costs that would have been recognized had the recognition provisions of SFAS 123, as amended by SFAS 148, been applied to all awards granted to employees after July 1, 1995. (See Note C).

NOTE B - INVENTORIES

                                                December 28,    June 29,    December 29,
                                                   2002           2002          2001
                                                -----------   -----------   -----------
Finished Goods                                  $    57,370   $    62,360   $    64,832
Work in process                                      58,801        57,870        58,563
Raw materials                                        37,306        35,381        38,282
                                                -----------   -----------   -----------
                                                $   153,477   $   155,611   $   161,677
                                                ===========   ===========   ===========

NOTE C - SHAREHOLDERS' EQUITY

In fiscal 2003, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. During the first half of fiscal 2003, the Company purchased 3,204 shares of common stock for $32,667. The Company purchased 61 shares for $642 in the second quarter of fiscal 2003. The Company also purchased 2,533 shares for $31,923 during fiscal 2002 and 137 shares for $1,089 during fiscal 2001. Since November 2000, the Board of Directors has approved a total expenditure of $80,000 with a remaining balance of $14,321 available to purchase additional shares. The common stock repurchased was retired upon purchase for all years.

The Company has two stock option compensation plans for employees and directors. Prior to the second quarter of fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective beginning with the second quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS 123, as amended by SFAS 148, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS 123, as amended by SFAS 148, been applied to all awards granted to employees after July 1, 1995. Compensation costs are included in selling and administration operating expenses.

The adoption of the fair value method and the retroactive restatement method selected by the Company resulted in a reduction of retained earnings at July 1, 2001 of $14,051, representing the cumulative stock option compensation recorded for prior years net of the tax effect.

The Company's net income and earnings per share (EPS) were reduced as follows:


                                                            Second Quarter                   Year-to-Date
                                                     -----------------------------   -----------------------------
                                                          2003            2002           2003            2002
                                                     -------------   -------------   -------------   -------------
Net income before adoption                           $      18,047   $      16,565   $      38,058   $      29,655
Compensation expense (net of tax benefit)                    1,233           1,351           2,466           2,704
                                                     -------------   -------------   -------------   -------------
Net income after adoption                            $      16,814   $      15,214   $      35,592   $      26,951
                                                     =============   =============   =============   =============

Weighted average shares outstanding
  Basic                                                     69,273          73,343          70,000          73,842
  Diluted
      Before adoption                                       71,017          75,227          71,572          76,064
      After adoption                                        70,394          74,560          71,003          75,369

Basic EPS
  Before adoption                                    $        0.26   $        0.23   $        0.54   $        0.40
  After adoption                                     $        0.24   $        0.21   $        0.51   $        0.36

Diluted EPS
  Before adoption                                    $        0.25   $        0.22   $        0.53   $        0.39
  After adoption                                     $        0.24   $        0.20   $        0.50   $        0.36

NOTE D - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                             Second Quarter                      Year-to-Date
                                                     ------------------------------    -----------------------------
                                                          2003             2002             2003            2002
                                                     -------------    -------------    -------------   -------------
Net income                                           $      16,814    $      15,214    $      35,592   $      26,951

Other comprehensive income:
  Foreign currency translation adjustments                     (62)            (337)             517              (8)
                                                     -------------    -------------    -------------   -------------

Comprehensive income                                 $      16,752    $      14,877    $      36,109   $      26,943
                                                     =============    =============    =============   =============

NOTE E - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows:

                                                                  Second Quarter                  Year-to-Date
                                                          -----------------------------   -----------------------------
                                                               2003            2002           2003            2002
                                                          -------------   -------------   -------------   -------------
Numerator
Net income used for both basic and diluted EPS            $      16,814   $      15,214   $      35,592   $      26,951
                                                          =============   =============   =============   =============

Denominator
Weighted average shares outstanding for basic EPS                69,273          73,343          70,000          73,842
Dilutive effect of stock options                                  1,121           1,217           1,003           1,527
                                                          -------------   -------------   -------------   -------------
Weighted average shares outstanding for diluted EPS              70,394          74,560          71,003          75,369
                                                          =============   =============   =============   =============

Options outstanding that are anti-dilutive were 3,469 and 1,596 for the first half of fiscal 2003 and 2002, respectively. These options are excluded from the diluted EPS calculation.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company is currently defending numerous individual lawsuits pending in various state and federal courts involving Phenylpropanolamine (PPA), an ingredient formerly used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in November 2000 at the request of the FDA. These cases allege that the plaintiffs suffered injury, generally some type of stroke, from ingesting PPA-containing products. Many of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits.

The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought includes money damages and a permanent injunction enjoining defendants from future violations of antitrust laws. The Company has entered into settlement agreements with the remaining defendants. The Company received settlement payments of $3,128 in the first quarter of fiscal 2003, net of attorney fees and expenses, that were withheld prior to the disbursement of the funds to the Company.

Guarantees of debt obligations are primarily issued to support borrowing arrangements entered into by two of the Company's foreign subsidiaries. The Company has guarantees of approximately $10,800 as of December 28, 2002. Although this amount represents the maximum exposure to loss, the Company believes the actual risk of loss is insignificant. Of this amount, $9,469 was recorded in the financial statements as notes payable as of December 28, 2002.

NOTE G - SEGMENT INFORMATION

The Company has one reportable segment, store brand health care that encompasses two operating segments, OTC pharmaceuticals and nutritional products. All other consists of the operating segments Quimica y Farmacia S.A. de C.V. (Quifa), the Company's Mexican operating subsidiary; and Wrafton Laboratories Limited (Wrafton), the Company's United Kingdom operating subsidiary, neither of which meet the quantitative thresholds for separate disclosure. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note A.

                                            Store Brand          All
                                            Health Care         Other            Total
                                           -------------    -------------    -------------
Second Quarter 2003
     Net sales                             $     205,284    $      22,237    $     227,521
     Operating income                      $      24,191    $       2,154    $      26,345
     Operating income %                             11.8%             9.7%            11.6%

Second Quarter 2002
     Net sales                             $     208,448    $      20,246    $     228,694
     Operating income                      $      22,238    $       2,016    $      24,254
     Operating income %                             10.7%            10.0%            10.6%

Year-to-date 2003
     Net sales                             $     400,353    $      40,383    $     440,736
     Operating income                      $      53,340    $       2,734    $      56,074
     Operating income %                             13.3%             6.8%            12.7%

Year-to-date 2002
     Net sales                             $     411,336    $      34,474    $     445,810
     Operating income                      $      40,608    $       2,579    $      43,187
     Operating income %                              9.9%             7.5%             9.7%

NOTE H - RESTRUCTURING

In the fourth quarter of fiscal 2002, the Company approved a restructuring plan related to Quifa. The implementation of the plan began in June 2002 and is expected to be completed by June 2003. No additional charges related to this restructuring plan were recorded or are expected to be recorded in fiscal 2003. In the first half of fiscal 2003, $911 was paid, primarily related to severance costs and professional fees. One hundred twenty-six administrative employees have been terminated in fiscal 2003.

The activity of the restructuring reserve is detailed in the following table:

                                       Fiscal 2003 Restructuring
                                       Severance and Other Costs
                                       -------------------------
Balance at June 29, 2002                   $       2,500
Reductions                                          (328)
                                           -------------
Balance at September 28, 2002                      2,172
Reductions                                          (583)
                                           -------------
Balance at December 28, 2002               $       1,589
                                           =============

In the second quarter of fiscal 2002, the Company sold its logistics facility in LaVergne, Tennessee. The proceeds from the sale were $14,161. The Company recorded a restructuring charge of $2,046 in connection with the sale of this facility.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           SECOND QUARTER AND FIRST HALF OF FISCAL YEARS 2003 AND 2002
                                 (in thousands)

RESULTS OF OPERATIONS

STORE BRAND HEALTH CARE

                                                   Second Quarter                    Year-to Date
                                           ------------------------------    ------------------------------
                                                2003             2002             2003             2002
                                           -------------    -------------    -------------    -------------
Net sales                                  $     205,284    $     208,448    $     400,353    $     411,336
Gross profit                               $      58,354    $      56,636    $     115,371    $     104,991
Gross profit %                                      28.4%            27.2%            28.8%            25.5%

Operating expenses                         $      34,163    $      34,398    $      62,031    $      64,383
Operating expenses %                                16.6%            16.5%            15.5%            15.7%

Operating income                           $      24,191    $      22,238    $      53,340    $      40,608
Operating income %                                  11.8%            10.7%            13.3%             9.9%

Net Sales

Second quarter net sales for fiscal 2003 decreased 2% or $3,164 to $205,284 from $208,448 during fiscal 2002. Net sales decreased approximately $9,000 primarily due to lower unit sales of existing analgesic, cough/cold, laxative and contract manufactured products, partially offset by higher unit sales of existing nutrition products. The sales decline in these categories resulted from discontinuing lower margin products at certain customers and exiting sales of low volume products. The net sales decrease was partially offset by a favorable mix of products sold and improved net realized pricing.

Year-to-date net sales for fiscal 2003 decreased 3% or $10,983 to $400,353 from $411,336 during fiscal 2002. Net sales decreased approximately $25,000 primarily due to lower unit sales of analgesic, antacid, laxative and contract manufactured products, partially offset by sales of new feminine hygiene products. The sales decline in these categories resulted from discontinuing lower margin products at certain customers and exiting sales of low volume products. The net sales decrease was partially offset by a favorable mix of products sold and improved net realized pricing. Sales of antacid products were enhanced in fiscal 2002 by famotidine 10 mg tablets, then recently introduced.

In December 2002, a supplier of tablet/caplet gelatin coating processing confirmed its intention to discontinue selling its services to the Company after March 31, 2003. The products affected by this process accounted for approximately $36,000 of net sales during the last twelve months. The Company is working to arrange alternative sources of this coating, including development of in-house coating manufacturing to service customer requirements. Because of the difficulty of putting alternative plans in place, the Company estimates that up to one-half of this sales volume could be lost in fiscal 2004.

Gross Profit

Second quarter gross profit increased $1,718 or 3% during fiscal 2003 compared to fiscal 2002. The gross profit percent to net sales was 28.4% in fiscal 2003 compared to 27.2% in fiscal 2002. Approximately one-third of the increase in gross profit percentage was due to lower obsolescence expenses resulting from lower finished goods inventory when compared to fiscal 2002 and improved aging of that inventory. The remaining increase in gross profit percentage resulted from a favorable mix of products sold and improved net realized pricing.

Year-to-date gross profit increased $10,380 or 10% during fiscal 2003 compared to fiscal 2002. The gross profit percent to net sales was 28.8% in fiscal 2003 compared to 25.5% in fiscal 2002. The increase in gross profit percentage was due to lower obsolescence expenses resulting from lower finished goods inventory when compared to fiscal 2002 and improved aging of that inventory, improved operating efficiencies and a favorable mix of products sold and improved net realized pricing. The increase was split approximately equally among obsolescence expense, operating efficiencies, and product mix and pricing.

Operating Expenses

Second quarter operating expenses decreased $235 during fiscal 2003 compared to fiscal 2002. Selling and administration increased $3,347 primarily due to rising insurance costs, employee benefit expenses and consulting expenses related to strategic initiatives. The increase was partially offset by a decline in bad debt expense. The Company expects insurance costs to continue to be higher in fiscal 2003 than fiscal 2002. Research and development decreased $1,151 due to the timing of projects. Fiscal 2002 was unfavorably impacted by a restructuring charge of $2,046 related to the sale of the LaVergne, Tennessee logistics facility.

Year-to-date operating expenses decreased $2,352 during fiscal 2003 as compared to fiscal 2002. Operating expenses were favorably impacted by unusual litigation income of $3,128 in fiscal 2003. Selling and administration increased $4,549 primarily due to rising insurance costs, employee benefit expenses and consulting expenses related to strategic initiatives, partially offset by lower bad debt expense. Research and development decreased $1,066 due to the timing of projects. Fiscal 2002 was unfavorably impacted by bad debt expense related to the bankruptcy of a large customer and a restructuring charge related to the sale of the logistics facility.

ALL OTHER

                                                    Second Quarter                    Year-to Date
                                           ------------------------------    ------------------------------
                                                2003            2002              2003             2002
                                           -------------    -------------    -------------    -------------
Net sales                                  $      22,237    $      20,246    $      40,383    $      34,474
Gross profit                               $       5,942    $       6,068    $      10,604    $      10,052
Gross profit %                                      26.7%            30.0%            26.3%            29.2%

Operating expenses                         $       3,788    $       4,052    $       7,870    $       7,473
Operating expenses %                                17.0%            20.0%            19.5%            21.7%

Operating income                           $       2,154    $       2,016    $       2,734    $       2,579
Operating income %                                   9.7%            10.0%             6.8%             7.5%

Net Sales

Second quarter net sales for fiscal 2003 increased by 10% or $1,991 to $22,237 from $20,246 during fiscal 2002. The increase in sales was primarily due to increased volume at Wrafton.

Year-to-date net sales for fiscal 2003 increased 17% or $5,909 to $40,383 from $34,474 during fiscal 2002 primarily due to increased volume at Wrafton. Because fiscal 2002 was a transitional year for Wrafton, the first half of fiscal 2002 included five months of results compared to the first half of fiscal 2003, which included six months of results.

Gross Profit

Second quarter gross profit decreased by $126 or 2% during fiscal 2003 compared to fiscal 2002. The gross profit percent to net sales was 26.7% in fiscal 2003 compared to 30.0% in fiscal 2002. The decrease was primarily due to lower margin contract sales in the mix of products sold by Wrafton.

Year-to-date gross profit increased $552 or 5% during fiscal 2003 compared to fiscal 2002. The gross profit percent to net sales was 26.3% in fiscal 2003 compared to 29.2% in fiscal 2002. The decrease was primarily due to lower margin contract sales in the mix of products sold by Wrafton.

INTEREST AND OTHER (CONSOLIDATED)

Second quarter interest and other, net, decreased $401 for fiscal 2003. Interest expense for fiscal 2003 was $116 compared to $439 for fiscal 2002.

Year-to-date interest and other, net, decreased $446 for fiscal 2003. Interest expense for fiscal 2003 was $162 compared to $819 for fiscal 2002.

For both the quarter and first half of fiscal 2003, the difference in interest expense was primarily due to invested cash in fiscal 2003 versus borrowings in fiscal 2002.

INCOME TAXES (CONSOLIDATED)

For the second quarter of fiscal 2003, the effective tax rate was 37.4% compared to 37.6% for fiscal 2002. The effective tax rate before stock options was 36.0% for both quarters.

For the first half of fiscal 2003, the effective tax rate was 37.3% compared to 38.0% for fiscal 2002. The effective tax rate before stock options was 36.0% and 36.2% for fiscal 2003 and 2002, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the first half of fiscal 2003, cash and cash equivalents decreased $5,051 from $76,824 to $71,773. Working capital, including cash, increased $11,593 from $186,817 to $198,410.

Cash flow from operating activities was $37,459 in the first half of 2003. Cash flow was favorably impacted by net income of $35,592 that included $2,000 after-tax income related to vitamin litigation settlements. Cash flow was negatively impacted by an increase in accounts receivable of $20,162, primarily due to seasonal sales and a decrease in accounts payable of $5,479, primarily due to seasonal production levels.

Capital expenditures for facilities and equipment of $11,975 for the first half of fiscal 2003 were for normal equipment replacement and productivity enhancements. Capital expenditures are anticipated to be $11,000 to $16,000 for the remainder of fiscal 2003.

In fiscal 2003, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. During the first half of fiscal 2003, the Company purchased 3,204 shares of common stock for $32,667. The Company purchased 61 shares for $642 in the second quarter of fiscal 2003. The Company also purchased 2,533 shares for $31,923 during fiscal 2002 and 137 shares for $1,089 during fiscal 2001. Since November 2000, the Board of Directors has approved a total expenditure of $80,000 with a remaining balance of $14,321 available to purchase additional shares. The common stock repurchased was retired upon purchase for all years.

During the first half of fiscal 2003, 123 options valued at $942 were exercised and the Company granted 10 shares of restricted common stock valued at $117.

On January 23, 2003, the Board of Directors adopted a policy of paying regular quarterly dividends and declared a quarterly dividend of $0.025 per share, payable on March 21, 2003, to shareholders of record on February 28, 2003.

The Company had no long-term debt at December 28, 2002 and had $175,000 available on its unsecured credit facility. Cash flows from operations and borrowings from its credit facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $9,465, $7,569 and $8,825 at December 28, 2002, June 29, 2002 and December 29, 2001,
respectively.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand, and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $20,855, $21,360 and $27,056 December 28, 2002, June 29, 2002 and
December 29, 2001, respectively.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing of goodwill is performed in the second quarter of the fiscal year and resulted in no impairment charge for fiscal 2003.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" on pages 23-27 of the Company's Form 10-K for the year ended June 29, 2002 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense related to its variable rate line of credit used to finance working capital when necessary and for general corporate purposes. The Company had invested cash and cash equivalents of $71,773 and no outstanding borrowings on its credit facility at December 28, 2002. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Shareholders' Meeting held on October 29, 2002, the Company's shareholders voted on the following matter:

1. Election of two directors of the Company:

The tabulation of votes provided by the Inspector of Election was as follows:

             Nominee                        For            Withhold/Against
             -------                      ----------       ----------------
         Peter R. Formanek                64,492,935              1,548,786
         Herman Morris, Jr.               64,479,402              1,562,319

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number            Description
--------------            -----------
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

          4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10,
                          1996. (SEC File No. 00-19725).

        99(a)             Certification under Section 906 of the Sarbanes-Oxley
                          Act of 2002.

*Denotes management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

The Company filed a report, together with a copy of the slides presented at the meeting, on Form 8-K on October 29, 2002 that announced it held its Annual Shareholders' Meeting in Allegan, Michigan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   PERRIGO COMPANY
                                         --------------------------------------
                                                     (Registrant)





Date: January 24, 2003                    By: /s/David T. Gibbons
     -----------------------------        -------------------------------------
                                          David T. Gibbons
                                          President and Chief Executive Officer






Date: January 24, 2003                    By: /s/Douglas R. Schrank
     ------------------------------       --------------------------------------
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 24, 2003

                                           /s/David T. Gibbons
                                           -------------------------------------
                                           David T. Gibbons
                                           President and Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 24, 2003

                                             /s/Douglas R. Schrank
                                             -----------------------------------
                                             Douglas R. Schrank
                                             Executive Vice President and
                                             Chief Financial Officer