Form 10-Q/A
period 2002-12-28
PERRIGO CO
filed 2003-01-27
CIK 820096

================================================================================


                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                   FORM 10-Q/A


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

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               MICHIGAN                                38-2799573
          -----------------                            ----------
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

         515 EASTERN AVENUE
         ALLEGAN, MICHIGAN                               49010
         ------------------                            ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   YES X   NO
                           ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) . YES X NO
                                                  ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
   CLASS OF COMMON STOCK                            JANUARY 20, 2003
   ---------------------                          -------------------
       WITHOUT PAR                                 69,493,946 SHARES



================================================================================

                                 PERRIGO COMPANY

                                   FORM 10-Q/A

                                      INDEX


                                                                                      PAGE
                                                                                     NUMBER
Explanatory Note Regarding Amended 10-Q                                                 1

Item 6.  Exhibits and Reports on Form 8-K                                               2

Signatures                                                                              3

Exhibit 99(a)                                                                           6
          - Certification under Section 906 of the Sarbanes-Oxley Act of 2002


                     EXPLANATORY NOTE REGARDING AMENDED 10-Q


The Company is filing this Form 10-Q/A because the Form 10-Q filed with the Securities and Exchange Commission on January 24, 2003 did not include Exhibit 99(a), Certification under Section 906 of the Sarbanes-Oxley Act of 2002. While this exhibit was complete and intended to be included with the original filing, it was inadvertently omitted.

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





                                              PERRIGO COMPANY
                                    ------------------------------------
                                                (Registrant)





Date: January 27, 2003     By: /s/David T. Gibbons
     ------------------    -------------------------------------------------
                           David T. Gibbons
                           President and Chief Executive Officer






Date: January 27, 2003     By: /s/Douglas R. Schrank
     ------------------    -------------------------------------------------
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

Date:  January 27, 2003

                                        /s/David T. Gibbons
                                        --------------------------------------
                                        David T. Gibbons
                                        President and Chief Executive Officer

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

Date:  January 27, 2003

                                        /s/Douglas R. Schrank
                                        -------------------------------------
                                        Douglas R. Schrank
                                        Executive Vice President and
                                        Chief Financial Officer