Form 10-Q
period 2003-03-29
PERRIGO CO
filed 2003-04-28
CIK 820096

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 29, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MICHIGAN                                 38-2799573
               --------                                 ----------
   (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

          515 EASTERN AVENUE
          ALLEGAN, MICHIGAN                                49010
          -----------------                                -----
        (ADDRESS OF PRINCIPAL                           (ZIP CODE)
          EXECUTIVE OFFICES)


                                 (269) 673-8451
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
                                 --------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES [X]    NO  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
      CLASS OF COMMON STOCK                        APRIL 17, 2003
      ---------------------                        --------------
           WITHOUT PAR                           69,428,847 SHARES

================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX


                                                                               PAGE
                                                                              NUMBER
                                                                              -------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income-- For the quarter and the
year-to-date ended March 29, 2003 and March 30, 2002                             1

Condensed consolidated balance sheets-- March 29, 2003, June 29,
2002 and March 30, 2002                                                          2

Condensed consolidated statements of cash flows-- For the year-to-date
ended March 29, 2003 and March 30, 2002                                          3

Notes to condensed consolidated financial statements-- March 29, 2003            4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                           10

Item 3. Quantitative and Qualitative Disclosures About Market Risks             14

Item 4. Controls and Procedures                                                 15

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                       15

Item 6. Exhibits and Reports on Form 8-K                                        16

SIGNATURES                                                                      17

CERTIFICATIONS                                                                  18

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                           Third Quarter                         Year-To-Date
                                                     ---------------------------         ---------------------------
                                                       2003               2002             2003              2002
                                                     ---------         ---------         ---------         ---------
                                                                      (as restated)                      (as restated)
         Net sales                                   $ 202,616         $ 198,491         $ 643,352         $ 644,301
         Cost of sales                                 143,910           141,883           458,671           472,650
                                                     ---------         ---------         ---------         ---------
         Gross profit                                   58,706            56,608           184,681           171,651

         Operating expenses
            Distribution                                 3,814             4,048            11,924            12,330
            Research and development                     5,468             5,762            16,237            17,465
            Selling and administration                  26,899            26,264            81,049            76,089
                                                     ---------         ---------         ---------         ---------
              Subtotal                                  36,181            36,074           109,210           105,884
            Restructuring                                   --                --                --             2,046
            Unusual litigation                              --            (7,813)           (3,128)           (7,813)
                                                     ---------         ---------         ---------         ---------
              Total                                     36,181            28,261           106,082           100,117
                                                     ---------         ---------         ---------         ---------

         Operating income                               22,525            28,347            78,599            71,534
         Interest and other, net                          (373)             (220)           (1,095)             (496)
                                                     ---------         ---------         ---------         ---------

         Income before income taxes                     22,898            28,567            79,694            72,030
         Income tax expense                              8,766            10,657            29,970            27,169
                                                     ---------         ---------         ---------         ---------

         Net income                                  $  14,132         $  17,910         $  49,724         $  44,861
                                                     =========         =========         =========         =========

         Earnings per share
            Basic                                    $    0.20         $    0.25         $    0.71         $    0.61
            Diluted                                  $    0.20         $    0.24         $    0.70         $    0.60

         Weighted average shares outstanding:
            Basic                                       69,337            72,690            69,781            73,451
            Diluted                                     70,601            73,859            70,967            74,939

         Dividends declared per share                $    0.03         $      --         $    0.03         $      --

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                March 29,          June 29,         March 30,
                                                                                  2003               2002             2002
                                                                                ---------         ---------         ---------
         Assets                                                                 (unaudited)       (as restated)     (unaudited)
         Current assets                                                                                             (as restated)
            Cash and cash equivalents                                           $ 105,233         $  76,824         $  36,674
            Accounts receivable, net of allowances                                 84,973            82,560            98,755
            Inventories, net of allowances                                        156,043           155,611           145,379
            Prepaid expenses and other current assets                               6,064             6,896             8,936
            Current deferred income taxes                                          23,603            19,860            19,364
                                                                                ---------         ---------         ---------
                   Total current assets                                           375,916           341,751           309,108

         Property and equipment                                                   417,673           399,461           396,398
            Less accumulated depreciation                                         206,907           188,417           184,943
                                                                                ---------         ---------         ---------
                                                                                  210,766           211,044           211,455

         Goodwill, net                                                             35,919            35,919            47,471
         Other                                                                      6,127             5,073             5,156
                                                                                ---------         ---------         ---------
                                                                                $ 628,728         $ 593,787         $ 573,190
                                                                                =========         =========         =========

         Liabilities and Shareholders' Equity
         Current liabilities
            Accounts payable                                                    $  73,489         $  74,449         $  61,111
            Notes payable                                                           8,741             8,338             7,321
            Payrolls and related taxes                                             34,539            31,338            27,733
            Accrued expenses                                                       36,469            32,721            31,808
            Income taxes                                                            8,815             8,088            10,134
                                                                                ---------         ---------         ---------
                   Total current liabilities                                      162,053           154,934           138,107

         Deferred income taxes                                                     25,146            18,295            16,180
         Other long-term liabilities                                                3,193             2,396             2,685

         Shareholders' equity
            Preferred stock, without par value, 10,000 shares authorized               --                --                --
            Common stock, without par value, 200,000 shares authorized             82,564           110,698           108,585
            Unearned compensation                                                    (262)             (608)             (756)
            Accumulated other comprehensive income                                    348               373               619
            Retained earnings                                                     355,686           307,699           307,770
                                                                                ---------         ---------         ---------
                   Total shareholders' equity                                     438,336           418,162           416,218
                                                                                ---------         ---------         ---------
                                                                                $ 628,728         $ 593,787         $ 573,190
                                                                                =========         =========         =========

         Supplemental Disclosures of Balance Sheet Information
            Allowance for doubtful accounts                                     $   9,907         $   7,569         $   8,809
            Allowance for inventory                                             $  19,806         $  21,360         $  23,448
            Working capital                                                     $ 213,863         $ 186,817         $ 171,001
            Preferred stock, shares issued                                             --                --                --
            Common stock, shares issued                                            69,425            72,550            72,471


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                            Year-To-Date
                                                                                   --------------------------
                                                                                      2003             2002
                                                                                   ---------         --------
         Cash Flows From (For) Operating Activities:                                                (as restated)
            Net income                                                             $  49,724         $ 44,861
            Adjustments to derive cash flows:
               Depreciation and amortization                                          19,777           17,968
               Compensation - stock options                                            3,998            4,549
               Deferred income taxes                                                   3,108               92
               Restructuring, net of cash                                                 --            2,046

         Changes in operating assets and liabilities, net of restructuring:
               Accounts receivable                                                    (2,845)          (5,102)
               Inventories                                                              (712)          15,784
               Current income taxes                                                      718          (10,412)
               Accounts payable                                                         (750)         (23,256)
               Payroll and related taxes                                               3,195            1,617
               Accrued expenses                                                        4,038            5,951
               Other                                                                   1,682             (752)
                                                                                   ---------         --------
                  Net cash from operating activities                                  81,933           53,346
                                                                                   ---------         --------

         Cash Flows (For) From Investing Activities:
            Additions to property and equipment                                      (19,458)         (17,386)
            Proceeds from sale of assets held for sale                                    --           14,161
            Investment in equity subsidiaries                                         (1,233)             (41)
            Other                                                                         --             (385)
                                                                                   ---------         --------
                  Net cash for investing activities                                  (20,691)          (3,651)
                                                                                   ---------         --------

         Cash Flows (For) From Financing Activities:
            Borrowings (repayments) of short-term debt, net                              776           (5,554)
            Tax benefit of stock transactions                                            153            1,669
            Issuance of common stock                                                   1,353           10,232
            Repurchase of common stock                                               (33,682)         (31,923)
            Cash dividends                                                            (1,737)              --
            Other                                                                         --            1,584
                                                                                   ---------         --------
                  Net cash for financing activities                                  (33,137)         (23,992)
                                                                                   ---------         --------

         Net Increase in Cash and Cash Equivalents                                    28,105           25,703
         Cash and Cash Equivalents, at Beginning of Period                            76,824           11,016
         Effect of exchange rate changes on cash                                         304              (45)
                                                                                   ---------         --------
         Cash and Cash Equivalents, at End of Period                               $ 105,233         $ 36,674
                                                                                   =========         ========

         Supplemental Disclosures of Cash Flow Information:
            Interest paid                                                          $     598         $  1,266
            Income taxes paid                                                      $  26,854         $ 36,939


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 2003
                                 (in thousands)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The Company has reclassified certain amounts in the prior years to conform with the current year presentation.

Operating results for the quarter and year-to-date ended March 29, 2003 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 29, 2002.

In June 2002, the Financial Accounting Standard Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. Because SFAS 146 only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the adoption of SFAS 146 had no material impact on the Company's financial statements. Additionally, the application of SFAS 146 to the restructuring recorded in fiscal 2002 would have resulted in no material difference in the Company's financial statements.

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

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                March 29,       June 29,        March 30,
                                  2003            2002            2002
                                --------        --------        --------
         Finished Goods         $ 58,124        $ 62,360        $ 57,043
         Work in process          58,560          57,870          53,864
         Raw materials            39,359          35,381          34,472
                                --------        --------        --------
                                $156,043        $155,611        $145,379
                                ========        ========        ========

The Company maintains a reserve for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory reserve of $19,806 at March 29, 2003, $21,360 at June 29, 2002 and $23,448 at March 30,
2002.

NOTE C - SHAREHOLDERS' EQUITY

In fiscal 2003, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. For year-to-date fiscal 2003, the Company purchased 3,296 shares of common stock for $33,682 of which 92 shares were purchased for $1,015 in the third quarter of fiscal 2003. On an annual basis, the Company purchased 2,533 shares for $31,923 during fiscal 2002 and 137 shares for $1,089 during fiscal 2001. Since November 2000, the Board of Directors has approved a total expenditure of $80,000 with a remaining balance of $13,306 available to purchase additional shares. The common stock repurchased was retired upon purchase for all years.

The Company has two stock option compensation plans for employees and directors. Prior to the second quarter of fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost was reflected in results reported prior to the second quarter of fiscal 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning in the second quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS 123, as amended by SFAS 148, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS 123, as amended by SFAS 148, been applied to all awards granted to employees after July 1, 1995. Compensation costs are included in selling and administration operating expenses.

The adoption of the fair value method and the retroactive restatement method selected by the Company resulted in a reduction of retained earnings at July 1, 2001 of $14,051, representing the cumulative stock option compensation recorded for prior years net of the tax effect.

The Company's net income and earnings per share (EPS) were reduced as follows:

                                                               Third Quarter                 Year-to-Date
                                                          ----------------------        ----------------------
                                                           2003            2002          2003           2002
                                                          -------        -------        -------        -------
         Net income before adoption                       $15,507        $19,261        $53,565        $48,916
         Compensation expense (net of tax benefit)          1,375          1,351          3,841          4,055
                                                          -------        -------        -------        -------
         Net income after adoption                        $14,132        $17,910        $49,724        $44,861
                                                          =======        =======        =======        =======

         Weighted average shares outstanding
           Basic                                           69,337         72,690         69,781         73,451
           Diluted
               Before adoption                             71,041         74,309         71,395         75,474
               After adoption                              70,601         73,859         70,967         74,939

         Basic EPS
           Before adoption                                $  0.22        $  0.26        $  0.77        $  0.67
           After adoption                                 $  0.20        $  0.25        $  0.71        $  0.61

         Diluted EPS
           Before adoption                                $  0.22        $  0.26        $  0.75        $  0.65
           After adoption                                 $  0.20        $  0.24        $  0.70        $  0.60

NOTE D - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                               Third Quarter                 Year-to-Date
                                                          ----------------------        ----------------------
                                                            2003           2002          2003           2002
                                                          -------        -------        -------        -------
         Net income                                       $14,132        $17,910        $49,724        $44,861

         Other comprehensive income:
           Foreign currency translation adjustments          (542)           199            (25)           191
                                                          -------        -------        -------        -------

         Comprehensive income                             $13,590        $18,109        $49,699        $45,052
                                                          =======        =======        =======        =======

NOTE E - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows:

                                                              Third Quarter                  Year-to-Date
                                                          ----------------------        ----------------------
                                                           2003            2002          2003           2002
                                                          -------        -------        -------        -------
         Numerator
         Net income used for both basic and diluted EPS   $14,132        $17,910        $49,724        $44,861

         Denominator
         Weighted average shares outstanding for
            basic EPS                                      69,337         72,690         69,781         73,451
         Dilutive effect of stock options                   1,264          1,169          1,186          1,488
                                                          -------        -------        -------        -------
         Weighted average shares outstanding for
            diluted EPS                                    70,601         73,859         70,967         74,939
                                                          =======        =======        =======        =======

Options outstanding that are anti-dilutive were 3,412 and 1,688 for fiscal 2003 and 2002, respectively. These options are excluded from the diluted EPS calculation.

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

In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought included money damages and a permanent injunction enjoining defendants from future violations of antitrust laws. The Company has entered into settlement agreements with all defendants. The Company received final settlement payments of $3,128 in the first quarter of fiscal 2003, net of attorney fees and expenses, that were withheld prior to the disbursement of the funds to the Company.

Guarantees of debt obligations are primarily issued to support borrowing arrangements entered into by two of the Company's foreign subsidiaries. The Company has guarantees of approximately $10,800 as of March 29, 2003. Although this amount represents the maximum exposure to loss, the Company believes the actual risk of loss is insignificant. Of this amount, $8,741 was recorded in the financial statements as notes payable as of March 29, 2003.

NOTE G - SEGMENT INFORMATION

The Company has one reportable segment, store brand health care, that encompasses two operating segments, OTC pharmaceuticals and nutritional products. All other consists primarily of the operating segments Quimica y Farmacia S.A. de C.V. (Quifa), the Company's Mexican operating subsidiary; and Wrafton Laboratories Limited (Wrafton), the Company's United Kingdom operating subsidiary, neither of which meet the quantitative thresholds for separate disclosure. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note A.


                              Store Brand         All
                              Health Care         Other           Total
                              -----------       ----------      ----------
Third Quarter 2003
     Net sales                 $183,560         $19,056         $202,616
     Operating income          $ 21,020         $ 1,505         $ 22,525
     Operating income %            11.5%            7.9%            11.1%

Third Quarter 2002
     Net sales                 $183,719         $14,772         $198,491
     Operating income          $ 28,015         $   332         $ 28,347
     Operating income %            15.2%            2.2%            14.3%

Year-to-date 2003
     Net sales                 $583,913         $59,439         $643,352
     Operating income          $ 74,360         $ 4,239         $ 78,599
     Operating income %            12.7%            7.1%            12.2%

Year-to-date 2002
     Net sales                 $595,055         $49,246         $644,301
     Operating income          $ 68,623         $ 2,911         $ 71,534
     Operating income %            11.5%            5.9%            11.1%

NOTE H - RESTRUCTURING

In the fourth quarter of fiscal 2002, the Company approved a restructuring plan related to Quifa. The implementation of the plan began in June 2002 and is expected to be completed by December 2003. No additional charges related to this restructuring plan were recorded or are expected to be recorded in fiscal 2003. In fiscal 2003, $1,475 was paid primarily related to severance costs and professional fees. One hundred seventy-five production and administrative employees have been terminated in fiscal 2003.

The activity of the restructuring reserve is detailed in the following table:

                                                 Fiscal 2003 Restructuring
                                                 Severance and Other Costs
                                                 -------------------------
Balance at June 29, 2002                                  $ 2,500
Reductions                                                   (328)
                                                          -------
Balance at September 28, 2002                               2,172
Reductions                                                   (583)
                                                          -------
Balance at December 28, 2002                                1,589
Reductions                                                   (564)
                                                          -------
Balance at March 29, 2003                                 $ 1,025
                                                          =======

In the second quarter of fiscal 2002, the Company sold its logistics facility in LaVergne, Tennessee. The proceeds from the sale were $14,161. The Company recorded a restructuring charge of $2,046 in connection with the sale of this facility.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            THIRD QUARTER AND YEAR-TO-DATE FISCAL YEARS 2003 AND 2002
                                 (in thousands)

RESULTS OF OPERATIONS

STORE BRAND HEALTH CARE


                                                    Third Quarter                     Year-to Date
                                               -------------------------         -------------------------
                                                 2003             2002             2003             2002
                                               --------         --------         --------         --------
         Net sales                             $183,560         $183,719         $583,913         $595,055
         Gross profit                          $ 54,610         $ 52,481         $169,981         $157,472
         Gross profit %                            29.8%            28.6%            29.1%            26.5%

         Operating expenses                    $ 33,590         $ 24,466         $ 95,621         $ 88,849
         Operating expenses %                      18.3%            13.3%            16.4%            14.9%

         Operating income                      $ 21,020         $ 28,015         $ 74,360         $ 68,623
         Operating income %                        11.5%            15.2%            12.7%            11.5%

Net Sales

Third quarter net sales for fiscal 2003 decreased $159 to $183,560 from $183,719 during fiscal 2002. Net sales decreased approximately $6,200 primarily due to lower unit sales of nutrition and contract manufactured products. This decrease was offset by higher unit sales of existing analgesic, cough/cold and antacid products.

Year-to-date net sales for fiscal 2003 decreased $11,142 or 2% to $583,913 from $595,055 during fiscal 2002. Net sales decreased approximately $26,000 primarily due to lower unit sales of analgesic, antacid, laxative and contract manufactured products, partially offset by sales of new feminine hygiene products. The sales decline in these categories resulted from discontinuing lower margin products at certain customers and exiting sales of low volume products. The net sales decrease was partially offset by a favorable mix of products sold and improved net realized pricing. Sales of antacid products were enhanced in fiscal 2002 by famotidine 10 mg tablets, then recently introduced.

In December 2002, a supplier of tablet/caplet gelatin coating processing confirmed its intention to discontinue selling its services to the Company after March 31, 2003. The products affected by this process accounted for approximately $36,000 of net sales during the last twelve months. The Company is working to arrange alternative sources of this coating, including development of in-house tablet encapsulation to service customer requirements. Because of the difficulty of putting alternative plans in place, the Company estimates that up to one-half of this sales volume could be lost in fiscal 2004.

Gross Profit

Third quarter gross profit increased $2,129 or 4% during fiscal 2003 compared to fiscal 2002. The gross profit percent to net sales was 29.8% in fiscal 2003 compared to 28.6% in fiscal

2002. The increase in gross profit percentage was primarily due to improved operating efficiencies, partially offset by higher obsolescence expenses.

Year-to-date gross profit increased $12,509 or 8% during fiscal 2003 compared to fiscal 2002. The gross profit percent to net sales was 29.1% in fiscal 2003 compared to 26.5% in fiscal 2002. Approximately two-thirds of the increase in gross profit percentage was due to improved operating efficiencies and one-third was due to a favorable mix of products sold and improved net realized pricing.

Operating Expenses

Third quarter operating expenses increased $9,124 or 37% during fiscal 2003 compared to fiscal 2002. Operating expenses were favorably impacted by unusual litigation income of $7,813 in fiscal 2002. Selling and administration increased $1,509 primarily due to rising insurance costs. The Company expects insurance costs to continue to be higher in fiscal 2003 than fiscal 2002. Research and development decreased $365 due to the timing of projects.

Year-to-date operating expenses increased $6,772 or 8% during fiscal 2003 as compared to fiscal 2002. Operating expenses were impacted by a $4,685 reduction of unusual litigation income in fiscal 2003. The lawsuit that gave rise to this income has been settled with all defendants and no additional income will be received. Selling and administration increased $5,692 primarily due to rising insurance costs, employee benefit expenses and consulting expenses related to strategic initiatives, partially offset by lower bad debt expense. Research and development decreased $1,431 due to the timing of projects. Fiscal 2002 was unfavorably impacted by bad debt expense related to the bankruptcy of a large customer and a restructuring charge related to the sale of the logistics facility.

ALL OTHER


                                            Third Quarter                      Year-to Date
                                     ---------------------------         ---------------------------
                                       2003              2002              2003              2002
                                     ---------         ---------         ---------         ---------
         Net sales                   $  19,056         $  14,772         $  59,439         $  49,246
         Gross profit                $   4,096         $   4,127         $  14,700         $  14,179
         Gross profit %                   21.5%             27.9%             24.7%             28.8%

         Operating expenses          $   2,591         $   3,795         $  10,461         $  11,268
         Operating expenses %             13.6%             25.7%             17.6%             22.9%

         Operating income            $   1,505         $     332         $   4,239         $   2,911
         Operating income %                7.9%              2.2%              7.1%              5.9%

Net Sales

Third quarter net sales for fiscal 2003 increased by $4,284 or 29% to $19,056 from $14,772 during fiscal 2002. The increase in sales was primarily due to increased volume at Wrafton.

Year-to-date net sales for fiscal 2003 increased $10,193 or 21% to $59,439 from $49,246 during fiscal 2002 primarily due to increased volume at Wrafton. Because fiscal 2002 was a transitional year for Wrafton, fiscal 2002 included eight months of results compared to fiscal

2003, which included nine months of results.

Gross Profit

Third quarter gross profit decreased by $31 or 1% during fiscal 2003 compared to fiscal 2002. The gross profit percent to net sales was 21.5% in fiscal 2003 compared to 27.9% in fiscal 2002. The decrease was primarily due to lower margin contract sales in the mix of products sold by Wrafton.

Year-to-date gross profit increased $521 or 4% during fiscal 2003 compared to fiscal 2002. The gross profit percent to net sales was 24.7% in fiscal 2003 compared to 28.8% in fiscal 2002. The decrease was primarily due to lower margin contract sales in the mix of products sold by Wrafton.

INTEREST AND OTHER (CONSOLIDATED)

Third quarter interest and other, net, decreased $153 for fiscal 2003. Interest expense for fiscal 2003 was $29 compared to $78 for fiscal 2002. Other income for fiscal 2003 was $402 compared to $298 for fiscal 2002.

Year-to-date interest and other, net, decreased $599 for fiscal 2003. Interest expense for fiscal 2003 was $191 compared to $897 for fiscal 2002. The difference in interest expense was primarily due to a higher level of invested cash throughout fiscal 2003 versus fiscal 2002. Other income for fiscal 2003 was $1,286 compared to $1,393 for fiscal 2002.

INCOME TAXES (CONSOLIDATED)

For the third quarter of fiscal 2003, the effective tax rate was 38.3% compared to 37.3% for fiscal 2002.

The effective tax rate for fiscal 2003 was 37.6% compared to 37.7% for fiscal 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $28,409 to $105,233 at March 29, 2003 from $76,824 at March 30, 2002. Working capital, including cash, increased $27,046 to $213,863 at March 29, 2003 from $186,817 at March 30, 2002. The Company's priorities for use of the cash and cash equivalents include support of seasonal working capital demands, investment in capital assets, opportunistic repurchase of common stock and acquisition of complementary businesses that could leverage retailer relationships, offer a product niche opportunity or support geographic expansion.

Year-to-date net cash provided by operating activities increased 54% to $81,933 for fiscal 2003 compared to $53,346 for fiscal 2002 primarily due to improved profitability and working capital management. Fiscal 2002 was unfavorably impacted by an estimated tax payment of $8,000 that related to the fiscal 2001 tax liability.

Year-to-date net cash used for investing activities increased $17,040 for fiscal 2003 primarily due to proceeds received in fiscal 2002 related to the sale of the logistics facility that offset fiscal 2002 capital expenditures. Capital expenditures for facilities and equipment for fiscal 2003 were for normal equipment replacement and productivity enhancements. Capital expenditures are anticipated to be $6,000 to $8,000 for the remainder of fiscal 2003.

Year-to-date net cash used for financing activities increased 38% to $33,137 for fiscal 2003 compared to $23,992 for fiscal 2002. Proceeds from employee exercises of stock options in fiscal 2002 were $8,879 higher than fiscal 2003.

In fiscal 2003, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. For year-to-date fiscal 2003, the Company purchased 3,296 shares of common stock for $33,682 of which 92 shares were purchased for $1,015 in the third quarter of fiscal 2003. On an annual basis, the Company purchased 2,533 shares for $31,923 during fiscal 2002 and 137 shares for $1,089 during fiscal 2001. Since November 2000, the Board of Directors has approved a total expenditure of $80,000 with a remaining balance of $13,306 available to purchase additional shares. The common stock repurchased was retired upon purchase for all years.

In the third quarter of fiscal 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $1,737 for fiscal 2003. The Company expects to continue paying quarterly dividends in the foreseeable future.

The Company had no long-term debt at March 29, 2003 and had $175,000 available on its unsecured credit facility. Cash and cash equivalents, cash flows from operations and borrowings from its credit facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $9,907, $7,569 and $8,809 at March 29, 2003, June 29, 2002 and March 30, 2002,
respectively.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand, and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $19,806, $21,360 and $23,448 at March 29, 2003, June 29, 2002 and March 30, 2002, respectively.

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

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense related to its variable rate line of credit used to finance working capital when necessary and for general corporate purposes. The Company had invested cash and cash equivalents of $105,233 and no outstanding borrowings on its credit facility at March 29, 2003. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

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

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         PERRIGO COMPANY
                                         --------------------------
                                         (Registrant)





Date: April 28, 2003                     By: /s/David T. Gibbons
     ---------------------------         ----------------------------------
                                         David T. Gibbons
                                         President and Chief Executive Officer






Date: April 28, 2003                     By: /s/Douglas R. Schrank
     ----------------------------        -----------------------------------
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

Date:  April 28, 2003

                                           /s/David T. Gibbons
                                           ------------------------------------
                                           David T. Gibbons
                                           President and Chief Executive Officer

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

Date:  April 28, 2003

                                            /s/Douglas R. Schrank
                                            -------------------------------
                                            Douglas R. Schrank
                                            Executive Vice President and
                                            Chief Financial Officer