Form 10-K
period 2003-06-28
PERRIGO CO
filed 2003-08-15
CIK 820096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 28, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 27, 2002 as reported on The Nasdaq Stock Market(R), was approximately $626,834,974. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 1, 2003 the registrant had outstanding 70,012,509 shares of common stock.

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting on October 28, 2003 are incorporated by reference into Part III.

                                     PART I.

Item 1. Business of the Company. (Dollar and share amounts in thousands, except per share amounts)

GENERAL

Perrigo Company (the Company), established in 1887, is the largest manufacturer of store brand over-the-counter (OTC) pharmaceutical and nutritional products in the United States. Store brand products are sold under a retailer's own label and compete with nationally advertised brand name products. The Company attributes its leadership position in the store brand market to its commitment to product quality, customer service, retailer marketing support and its comprehensive product assortment and low cost production.

The Company's principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan 49010, its telephone number is (269) 673-8451 and its fax number is (269) 673-7535. The Company's website address is www.perrigo.com, where the Company makes available free of charge the Company's reports on Forms 10-K, 10-Q and 8-K, as well as any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

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

The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as CVS, Walgreens, Albertson's, Kroger, Safeway, Dollar General and Wal-Mart and major wholesalers such as McKesson and Supervalu.

The Company currently manufactures and markets certain products under its own brand name, Good Sense(R). The Company also manufactures products under contract for marketers of national brand products.

The Company's business consists of four operating segments. Two of the operating segments, OTC pharmaceutical products and nutritional products, are aggregated into one reportable segment, store brand health care. The aggregation of these operating segments is appropriate because their operating processes, types of customers, distribution methods, regulatory environment and expected long-term performance are very similar. This reportable segment markets a broad line of products that are comparable in quality and effectiveness to national brand products. These products include analgesics, cough and cold remedies, gastrointestinal and feminine hygiene products; as well as vitamins, nutritional supplements and nutritional drinks. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand name product. The retailer therefore can price a store brand product below the competing national brand product while still realizing a greater profit margin. Generally, the retailers' dollar profit per unit of store brand product sold is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a quality product at a price below a comparable national brand product. This reportable segment includes over 90 percent of the Company's revenues. The other two operating segments are Quifa, the Company's Mexican operating subsidiary, and Wrafton, the Company's United Kingdom operating subsidiary. Quifa manufactures primarily OTC and prescription pharmaceuticals for retail, wholesale and governmental customers. Wrafton is a supplier of store brand products to major grocery and pharmacy retailers and a contract manufacturer of OTC pharmaceuticals. Neither of these segments meets the requirements for separate disclosure. See Notes A and K of the consolidated financial statements for additional segment and geographic information. The discussion in Item 1 primarily relates to the store brand health care segment.

SIGNIFICANT DEVELOPMENTS DURING FISCAL 2003

Quarterly Cash Dividend

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $3,484, or $0.05 per share, during fiscal 2003. On August 7, 2003, the Board of Directors declared a dividend of $0.025 per share, payable on September 23, 2003, for shareholders of record on August 29, 2003. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant. While the Company's credit agreement does not prohibit the Company from paying dividends, the future payment of dividends could be restricted by financial maintenance covenants contained in the credit agreement.

Share Repurchase

In fiscal 2003, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. For fiscal 2003, the Company purchased 3,296 shares of common stock for $33,682. The Company purchased 2,533 shares for $31,923 during fiscal 2002 and 137 shares for $1,089 during fiscal 2001. Since November 2000, the Board of Directors has approved a total expenditure of $80,000, and the Company currently has a remaining balance of $13,306 available to purchase additional shares. The common stock repurchased was retired upon purchase for all years.

New Product Introduction

In June 2003, the Company began shipping over-the-counter loratadine and pseudoephedrine sulfate 10mg/240mg tablets, which are comparable to the national brand Claritin-D(R) 24 Hour Extended Release tablets, a once daily decongestant and antihistamine used to relieve symptoms of seasonal allergies. The product is being supplied to the Company through an agreement with a third-party that has been granted 180-day market exclusivity.

Growth Strategy - Generic Prescription Drugs

The Company will build on its consumer pharmaceutical foundation as a focus for future growth. In fiscal 2004, the Company will invest $5,000 to $7,000, primarily in increased research and development costs, for the development of generic prescription drug products. The Company believes entry into the market for generic prescription drugs will complement its strong position in the OTC pharmaceutical market and provide opportunities for growth.

Product Liability Insurance

The Company's operating cash flow was impacted by rising insurance costs in fiscal 2003. The cost to obtain all types of insurance continues to climb throughout the nation due to circumstances beyond the Company's control. In fiscal 2003, the Company's insurance costs increased approximately $6,000 and are expected to increase approximately $2,500 in fiscal 2004.

Discontinued Supplier

A supplier of tablet/caplet gelatin coating processing discontinued selling its services to the Company as of March 31, 2003. The products impacted by this process account for annualized net sales of approximately $36,000. The Company has been working to arrange alternative sources of this coating, including development of in-house tablet encapsulation, to service customer requirements. Because of the difficulty of putting alternative plans in place, the Company estimates that up to one-half of this sales volume could be lost in fiscal 2004.

Expensing of Stock Option Compensation

The Company has two stock option compensation plans for employees and directors. Prior to the second quarter of fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost was reflected in results reported prior to the second quarter of fiscal 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning in the second quarter of fiscal 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", for stock-based compensation. All prior periods presented have been adjusted to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS 123, as amended by SFAS 148, been applied to all awards granted after July 1, 1995. Compensation costs are included in selling and administration operating expenses.

Settlements of Antitrust Lawsuit

The Company entered into settlement agreements with all defendants of a civil antitrust lawsuit. The lawsuit, which was filed in August 1999, was against a group of vitamin raw material suppliers and alleged the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The Company received settlement payments of $3,128, $27,891 and $995, net of attorney fees and expenses, in fiscal 2003, 2002 and 2001, respectively. The Company will receive no additional income related to this lawsuit.

Update of 2002 Restructuring

In the fourth quarter of fiscal 2002, the Company approved a restructuring plan related to Quifa. The implementation of the plan began in June 2002 and is expected to be completed in its entirety by December 2003. The Company discontinued certain customers and products because of inadequate profitability and misalignment with strategic goals. Equipment related to the discontinued customers and products was written down to its fair market value, resulting in an impairment charge of $2,590 in fiscal 2002. As of June 28, 2003, the Company had terminated 199 of the expected 228 employees, performing certain production and administrative tasks, as a result of the restructuring plan. In fiscal 2002, the Company recorded employee termination benefits of $2,000 and other restructuring costs of $500. The charges for asset impairment and employee termination benefits are included in the restructuring line in the consolidated statement of income for fiscal 2002. No additional charges related to this restructuring plan were recorded in fiscal 2003. During fiscal 2003, $2,270 was paid primarily related to severance costs.

BUSINESS STRATEGY

The Company attributes its sustained leadership position in the store brand market to its implementation of several focused business strategies that reflect the Company's commitment to its customers and employees. The strategy is outlined below.

Product Quality and Product Assortment

The Company is committed to consistently providing a high quality product to the customer. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. Packaging is designed to make the product visually appealing to the consumer. The Company offers a comprehensive product assortment in order to fill customers' needs while minimizing their product sourcing costs. High quality standards are maintained throughout all phases of production, testing, warehousing and distribution by adhering to "Current Good Manufacturing Practices" (cGMP) promulgated by the Food and Drug Administration (FDA).

The Company is dedicated to being the first manufacturer to develop and market key new store brand products. As a result, the Company has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable to national brand products. This staff also responds to changes in existing national brand products by reformulating existing Company products. In the OTC pharmaceutical market, certain new products are the result of changes in product status from "prescription only" (Rx) to OTC (non-prescription). These "Rx switch" products require approval by the FDA through either its Abbreviated New Drug Application
(ANDA) process or its New Drug Application (NDA) process. To accelerate the approval process, the Company relies on both internal development and strategic product development agreements with outside sources.

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

Net sales related to new products were approximately $45,000 for fiscal 2003, $35,000 for fiscal 2002 and $41,000 for fiscal 2001. A product is considered new if it was added to the Company's product lines in the two most recent fiscal years that net sales are recorded.

The following table illustrates net sales for the Company's two product lines from fiscal 1999 through fiscal 2003. Excluded from this table is the Company's personal care business, which was sold in August 1999.


                                        Net Sales by Product Line
                                            Fiscal Year
                            ---------------------------------------------------
                              2003       2002       2001       2000       1999
                            --------   --------   --------   --------   --------
OTC Pharmaceuticals         $681,761   $676,084   $616,537   $590,429   $557,059
Nutritional                  144,226    150,238    136,951    136,155    134,678
                            --------   --------   --------   --------   --------
                            $825,987   $826,322   $753,488   $726,584   $691,737
                            ========   ========   ========   ========   ========

Listed below are the product categories under which the Company markets products for store brand labels, the annual market size for food, drug and mass merchandise retailers in the United States, excluding Wal-Mart, according to Information Resources Inc., and the names of certain national brands against which the Company's products compete.


                                    Retail
                                 Market Size
Product Categories                (Billions)        Comparable National Brands
------------------               ----------        --------------------------
Cough/Cold/Allergy/Sinus            $3.2            Advil(R)Cold & Sinus, Afrin(R), Benadryl(R), Claritin(R),
                                                    Dimetapp(R), NyQuil(R), PediaCare(R), Robitussin(R), Sudafed(R),
                                                    Tavist(R), Triaminic(R), Tylenol(R)

Analgesics                          $2.2            Advil(R), Aleve(R), Bayer(R), Excedrin(R), Motrin(R), Tylenol(R)

Gastrointestinal                    $1.9            Alka-Seltzer(R), Citrucel(R), Correctol(R), Ex-Lax(R),
                                                    Fibercon(R), Imodium A-D(R), Maalox(R), Metamucil(R), Mylanta(R),
                                                    Pepcid(R)AC, Pepto Bismol(R), Phillips(R), Senokot(R), Tagamet
                                                    HB(R), Tums(R), Zantac(R)75

Sleeping Aids/Hemorrhoidal          $0.3            Simply Sleep(R), Unisom(R)/Preparation H(R)/Rogaine(R)
Remedies/Hair Restoration

Feminine Hygiene                    $0.2            1-Day(TM), Monistat(R)3, Monistat(R)7

Pregnancy Tests Kits                $0.2            e.p.t.(R)

Vitamins/Nutritional                $2.4            Centrum(R), Flintstones(R), One-A-Day(R)/Caltrate(R),
Supplements                                         Osteo Bi-Flex(R)

Nutritional Drinks                  $0.4            Ensure(R)

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

The Company has FDA approval to manufacture and distribute products such as children's ibuprofen oral suspension and drops, loperamide hydrochloride and tioconazole ointment, which are products comparable to the national brands Children's Motrin(R), Imodium A-D(R) and 1-Day(TM), respectively.

The Company has the rights to distribute, through use of strategic alliance agreements, products such as ibuprofen & pseudoephedrine tablets, acid reducer tablets and loratadine and pseudoephedrine sulfate extended release tablets, products that are comparable to the national brands Advil(R) Cold & Sinus, Pepcid(R) AC and Claritin(R) D-24, respectively.

The Company estimates that products for which marketing exclusivity is expiring through the year 2007 represent a substantial potential market. The Company actively pursues all avenues to offer store brand products comparable to certain of these products; however, there can be no assurance that it will be successful in obtaining the right to distribute additional products in the future.

The Company spent $23,315, $25,689 and $23,434 for research and development during fiscal 2003, 2002 and 2001, respectively. The Company anticipates that research and development expenditures will be higher than the fiscal 2003 level in the foreseeable future.

SALES AND MARKETING

The Company employs its own sales force to service larger customers and uses industry brokers for some smaller retailers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to understand and work most effectively with the customer. They assist in developing in-store marketing programs (described below) and optimizing communication of customers' needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the Good Sense(R) label.

Wal-Mart accounted for 27 percent of net sales for fiscal 2003 and 25 percent for both fiscal 2002 and 2001. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company's operating results and financial position. Such a change is not anticipated in the foreseeable future. No other customer individually accounted for more than 10 percent of net sales.

In contrast to national brand manufacturers who incur considerable advertising and marketing expenditures that are directly targeted to the end consumer, the Company's primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through in-store marketing programs. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers' programs. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company's marketing efforts are also directed at new product introductions and conversions and providing market research data. Market analysis and research is used to monitor trends for products and categories and develop category management recommendations.

MANUFACTURING AND DISTRIBUTION

The Company's twelve manufacturing facilities occupied approximately 1.8 million square feet at June 28, 2003 and are located in the United States, Mexico and the United Kingdom. The Company supplements its production capabilities with the purchase of product from outside sources and will continue to do so in the future. During fiscal 2003, the OTC pharmaceutical facilities and the nutritional facility generally operated at approximately 65 percent of capacity. The Company may elect to utilize available capacity by contract manufacturing for national brand companies.

The Company's manufacturing operations are designed to allow low cost production of a wide variety of products of different quantities, sizes and packaging while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and fast cycle times allow the Company to respond quickly to changes in manufacturing schedules.

The Company has four regional logistics facilities across the United States, a logistics facility in Mexico and a logistics facility in the United Kingdom that occupied an aggregate of approximately 832 thousand square feet at June 28, 2003. Both contract freight and common carriers are used to deliver products.

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

MATERIALS SOURCING

Raw materials and packaging supplies are generally available from multiple suppliers. Certain components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic and other factors. In the past, supplies of certain raw materials, bulk tablets and components have become limited, or were available from one or only a few suppliers. Historically, the Company has been able to react to situations that require alternate sourcing. Should alternate sourcing be required, the nature of the FDA restrictions placed on products approved through the ANDA process could substantially lengthen the approval process for an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with substantially all of its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to its volume of purchases.

A supplier of tablet/caplet gelatin coating processing discontinued selling its services to the Company as of March 31, 2003. The products impacted by this process account for annualized net sales of approximately $36,000. The Company has been working to arrange alternative sources of this coating, including development of in-house tablet encapsulation to service customer requirements. Because of the difficulty of putting alternative plans in place, the Company estimates that up to one-half of this sales volume could be lost in fiscal 2004.

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

Food and Drug Administration

The FDA exercises authority over three aspects of the Company's business: (1) the operation of its manufacturing, testing, labeling, packaging and distributing facilities, (2) the marketing of ANDA, NDA and monograph OTC pharmaceutical drug products and (3) the marketing of dietary supplements.

OTC Pharmaceuticals. The majority of the Company's OTC pharmaceuticals are regulated under the OTC Monograph System and are subject to certain FDA regulations. Under the OTC Monograph System, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an NDA or ANDA prior to marketing. The FDA OTC monograph system includes well-known ingredients and specifies requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC Monograph System must conform to specific quality and labeling requirements; however, these products generally may be developed under fewer restrictive conditions than those products that require the filing of an NDA or ANDA. It is, in general, less costly to develop and bring to market a product produced under the OTC Monograph System. From time to time, adequate information may become available to the FDA regarding certain drug products that will allow the reclassification of those products as generally recognized as safe and effective and not misbranded and, therefore, no longer requiring the approval of an NDA or ANDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC Monograph System. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products.

The Company also markets products that have switched from prescription to OTC status. These Rx to OTC switch products require approval by the FDA through its NDA or ANDA process before they can be commercialized. Based on current FDA regulations, all chemistry, manufacturing and control issues, bioequivalency and labeling related to these products are defined by the information included in the NDA or ANDA. The ANDA process generally reduces the time and expense related to FDA approval compared to the NDA process. For approval, the Company must demonstrate that the product is essentially the same as a product that has previously been approved by the FDA and is on the market and that the Company's manufacturing process and other requirements meet FDA standards. This approval process may require that bioequivalence and/or efficacy studies be performed using a small number of subjects in a controlled clinical environment. Approval time is generally eighteen months to four years from the date of submission of the application. Changes to a product with an ANDA are governed by specific FDA regulations and guidelines that define when proposed changes, if approved by the FDA, can be implemented.

The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drugs and Cosmetic Act) can grant a three-year period of marketing exclusivity to a company that obtains FDA approval of an Rx to OTC switch product. Unless the Company establishes relationships with the companies having exclusive marketing rights, the Company's ability to market Rx to OTC switch products and offer its customers products comparable to the national brand products would be delayed until the expiration of the three-year exclusivity granted to the company initiating the switch. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company will obtain the approvals to market Rx to OTC switch products or, alternatively, that the Company will be able to obtain these products from other manufacturers.

Under the FDA Modernization Act of 1997, the FDA changed its policy regarding market exclusivity. In general, this legislation and the FDA policy change may grant an additional six months (which, under certain circumstances, may be extended to one year) of exclusivity if the innovator conducted pediatric studies on the product. This policy will, in certain instances, defer sales by the Company of certain products.

If the Company is first to file its ANDA and meets certain requirements, the FDA may grant a 180-day exclusivity for that product. During the ANDA approval process, patent certification is required and may result in legal action by the product innovator. The legal action would not result in material damages but could result in the Company being prevented from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action, and that action could have the effect of triggering a statutorily mandated delay in the FDA approval of the drug application for a period of up to 30 months. If there is an initial court decision in a patent litigation case related to the drug product that is favorable to the Company, the exclusivity period may commence on the date of the decision even though the decision may be appealed and the final decision on appeal is not entered until sometime later. The Company may, however, decide not to assume the risk of marketing an approved product prior to the final decision on appeal of the favorable opinion of a lower court.

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

Dietary Supplements. The Dietary Supplement Health and Education Act of 1994 (DSHEA) was enacted on October 25, 1994 and amended the Federal Food, Drugs and Cosmetic Act to (1) define dietary supplements, (2) expand the number of new dietary supplement ingredients, (3) permit "structure/function" statements for all vitamin, mineral and natural products, including herbal products and other nutritional supplements and (4) permit the use of certain published literature in the sale of vitamin products. Dietary supplements are regulated as food products and the FDA is prohibited from regulating the dietary ingredients in supplements as food additives, or the supplements as drugs, unless the FDA interprets the claims made for these products as drug claims.

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

Manufacturing and Packaging. All facilities where dietary supplements and pharmaceuticals are manufactured, tested, packed, warehoused or distributed must comply with the FDA standards applicable to the type of product. All of the Company's products are manufactured, tested, packaged, stored and distributed according to the appropriate cGMP regulations. The FDA performs periodic audits to ensure that the Company's facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to private label customers or to regulatory action against the products made in that facility, including seizure, injunction or recall.

Consumer Product Safety Commission

The CPSC has authority, under the Poison Prevention Packaging Act, to designate those products, including vitamin products and OTC pharmaceuticals that require child resistant closures to help reduce the incidence of accidental poisonings. The CPSC has adopted regulations requiring numerous OTC pharmaceuticals and iron-containing dietary supplements to have these closures and has adopted rules regarding the testing of these closures by both children and adults. The Company, working with its packaging suppliers, believes that it is in compliance with all CPSC requirements.

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

United States Pharmacopoeia Convention

The USP is a non-governmental, voluntary standard-setting organization. Its drug monographs and standards are incorporated by reference into the Federal Food, Drugs, and Cosmetic Act as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most OTC pharmaceuticals. The FDA would typically require USP compliance as part of cGMP compliance.

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

The NSF Good Manufacturing Practices Dietary Supplement Program enables manufacturers to become independently registered by NSF as conforming to guidelines that provide a system of processes, procedures and documentation to assure the product produced has the strength, composition, quality and purity represented on the product label. The Company's nutritional facility has earned NSF registration.

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

The Company manufactures, packages and distributes OTC pharmaceuticals in the United Kingdom and provides contract manufacturing and packaging services for major pharmaceutical and healthcare companies in the United Kingdom. The manufacturing, processing, formulation, packaging, testing, labeling, advertising and sale of these products are subject to regulation by one or more United Kingdom agencies, including the Medicines and Healthcare Products Regulatory Agency, the Department of Health, the Department of the Environment, Her Majesty's Customs and Excise, the Department of Trade and Industry, the Health and Safety Executive and the Department of Transport.

The Company exports OTC pharmaceuticals and nutritional products to foreign countries including Canada, Israel and Mexico . Government regulations for exporting these products are covered by the United States FDA, and where appropriate DEA law, as well as each individual country's requirement for importation of such products. Each country requires approval of these products through a registration process by that country's regulatory agencies. These registrations govern the process, formula, packaging, testing, labeling, advertising and sale of the Company's products and regulate what is required and what may be represented to the public on labeling and promotional material. Approval for the sale of the Company's products by foreign regulatory agencies may be subject to delays.

EMPLOYEES

As of June 28, 2003, the Company had 2,825 full-time and temporary employees in the United States. The Company has not been a party to a collective bargaining agreement in the United States. The Company had 616 employees in Mexico, of whom 394 are covered by a collective bargaining agreement. The Company had 542 employees in the United Kingdom, none of whom are covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

Item 2.  Properties.

As of June 28, 2003, the Company owned or leased the following primary facilities:


                                                                    Approximate      Leased
    Location                           Type of Facility             Square Feet     Or Owned
    --------                           ----------------             -----------     --------
Allegan, Michigan                  Manufacturing (4 locations)       1,050,000       Owned
Allegan, Michigan                  Manufacturing                        55,000       Leased
Greenville, South Carolina         Manufacturing                       169,600       Owned
Greenville, South Carolina         Manufacturing                        72,600       Leased
Holland, Michigan                  Manufacturing                       120,000       Owned
Ramos Arizpe, Mexico               Manufacturing (2 locations)          97,300       Owned
Montague, Michigan                 Manufacturing                        84,000       Owned
Braunton, United Kingdom           Manufacturing                       117,000       Owned
Allegan, Michigan                  Logistics                           517,000       Owned
Cranbury, New Jersey               Logistics                            60,500       Leased
Rancho Cucamonga, California       Logistics                            69,300       Leased
Greenville, South Carolina         Logistics                            90,800       Leased
Ramos Arizpe, Mexico               Logistics                            17,100       Leased
Braunton, United Kingdom           Logistics                            77,000       Owned
Allegan, Michigan                  Offices                             246,000       Owned
Allegan, Michigan                  Offices, Company Store               50,000       Leased
Guadalajara, Mexico                Offices                                 200       Leased
Mexico City, Mexico                Offices                               4,400       Leased
Monterrey, Mexico                  Offices                               9,700       Leased
Ramos Arizpe, Mexico               Offices (2 locations)                11,000       Owned
Braunton, United Kingdom           Offices                              36,000       Owned

Item 3.  Legal Proceedings.  (Dollar amounts in thousands)


The Company is not a party to any litigation, other than routine litigation incidental to its business except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought included money damages and a permanent injunction enjoining defendants from future violation of antitrust laws. The Company has entered into settlement agreements with all of the defendants. The Company received settlement payments of $3,128, $27,891 and $995 in fiscal 2003, 2002 and 2001, respectively. The payments were net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. The Company will receive no additional income related to this lawsuit.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2003.

Additional Item. Executive Officers of the Registrant.

The executive officers of the Company and their ages and positions as of August 11, 2003 were:


     Name                     Age            Position
F. Folsom Bell                61         Executive Vice President, Business Development
David T. Gibbons              59         Chairman of the Board, President and Chief Executive Officer
John T. Hendrickson           40         Executive Vice President and General Manager, Perrigo Consumer Healthcare
Mark P. Olesnavage            50         Executive Vice President and General Manager, Perrigo Pharmaceuticals
Douglas R. Schrank            55         Executive Vice President and Chief Financial Officer

Mr. Bell was named Executive Vice President, Business Development, in September 2000. From January 2000 until that time, Mr. Bell acted as a consultant to the Company. Mr. Bell was a member of the Board of Directors from January 1981 through February 1986, when he voluntarily resigned. Mr. Bell was re-elected in June 1988 and voluntarily resigned in January 2003. He was the Chairman, President and Chief Executive Officer of Thermo-Serv, Inc. from July 1989 to September 1999.

Mr. Gibbons was elected Chairman of the Board in August 2003. He was elected President and Chief Executive Officer in May 2000 and a director of the Company in June 2000. Previously, Mr. Gibbons served as President of Rubbermaid Europe from 1997 to 1999 and President of Rubbermaid Home Products from 1995 to 1997. Prior to joining Rubbermaid, he served in various management, sales and marketing capacities with 3M Company from 1968 to 1995.

Mr. Hendrickson was named Executive Vice President and General Manager, Perrigo Consumer Healthcare in August 2003. He served as Executive Vice President of Operations from October 1999 to August 2003, Vice President of Operations from October 1997 to October 1999 and Vice President of Customer Service from October 1996 to October 1997. Previously, he had been Director of Engineering of the Company since 1993 and served in various positions in process engineering from 1989 to 1992. Prior to 1989, Mr. Hendrickson was in research management for five years at Procter & Gamble Company.

Mr. Olesnavage was named Executive Vice President and General Manager, Perrigo Pharmaceuticals in August 2003. He served as Executive Vice President Sales, Marketing and Scientific Affairs from August 2000 to August 2003 and President of Customer Business Development from June 1995 to August 2000. He served as President of the OTC pharmaceutical operations from February 1994 to June 1995. He served as Vice President of Pharmaceutical

Business Development from July 1992 to January 1993 and Vice President-Marketing from June 1987 to July 1992. Previously he had been Director of Marketing of the Company since 1981. He is a member of the Board of Directors of the Generic Pharmaceutical Industry Association and also is a member of the Board of Directors of the Consumer Healthcare Products Association.

Mr. Schrank was named Executive Vice President and Chief Financial Officer in January 2000. Mr. Schrank was President of M. A. Hanna Company's Hanna Color subsidiary from 1998 to 1999, Senior Vice President of the Plastics Division from 1995 to 1998 and Vice President and Chief Financial Officer from 1993 to 1995. From 1977 to 1993, Mr. Schrank served in senior-level financial, administrative and sales positions at Sealy Corporation, Eyelab, Inc. and The Pillsbury Company.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock was first quoted and began trading on The Nasdaq Stock Market(R) on December 17, 1991 under the symbol PRGO.

Set forth below are the high and low prices for the Company's common stock as reported on The Nasdaq Stock Market(R) for the last eight quarters:


Fiscal 2003:                               High             Low
------------                            ----------       ----------
     First Quarter                      $    13.02       $     9.25
     Second Quarter                     $    13.50       $    10.32
     Third Quarter                      $    13.31       $    10.53
     Fourth Quarter                     $    16.49       $    11.67


Fiscal 2002:                               High             Low
------------                            ----------       ----------
     First Quarter                      $    18.30       $    13.27
     Second Quarter                     $    16.08       $    11.55
     Third Quarter                      $    13.25       $    10.56
     Fourth Quarter                     $    14.82       $    11.06

The number of record holders of the Company's common stock as of August 1, 2003 was 1,549.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $3,484, or $0.05 per share, during fiscal 2003. On August 7, 2003, the Board of Directors declared a dividend of $0.025 per share, payable on September 23, 2003, for shareholders of record on August 29, 2003. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant. While the Company's credit agreement does not prohibit the Company from paying dividends, the future payment of dividends could be restricted by financial maintenance covenants contained in the credit agreement.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. The consolidated statement of income data set forth below with respect to the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 and the consolidated balance sheet data at June 28, 2003 and June 29, 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended July 1, 2000 and July 3, 1999 and the consolidated balance sheet data for the Company at June 30, 2001, July 1, 2000 and July 3, 1999 are derived from audited consolidated financial statements of the Company not included in this report. The statement of income data reflects one month of personal care operations for fiscal 2000 and an entire year of operations for fiscal 1999. All periods presented have been adjusted for the expensing of stock options. Certain amounts have been reclassified to conform to the current year presentation. All amounts are in thousands, except per share amounts.


                                                                             Fiscal Year
                                            --------------------------------------------------------------------------------------
                                             2003(1)          2002(2)             2001(2)             2000(3)             1999(4)
                                            ---------        ---------           ---------           ---------           ---------
Statement of Income Data
Net sales                                   $ 825,987        $ 826,322           $ 753,488           $ 744,284           $ 897,515
Cost of sales                                 596,076          608,622             563,194             591,846             719,134
PPA product discontinuation                        --               --              17,600                  --                  --
                                            ---------        ---------           ---------           ---------           ---------
Gross profit                                  229,911          217,700             172,694             152,438             178,381
                                            ---------        ---------           ---------           ---------           ---------
Operating expenses
   Distribution                                15,563           16,327              15,148              16,002              26,937
   Research and development                    23,315           25,689              23,434              22,114              20,667
   Selling and administration                 108,983          103,982              96,467              84,246             114,408
                                            ---------        ---------           ---------           ---------           ---------
          Subtotal                            147,861          145,998             135,049             122,362             162,012
                                            ---------        ---------           ---------           ---------           ---------
   Restructuring                                   --            7,136               2,175               1,048               6,160
   Goodwill impairment                             --           11,524                  --                  --                  --
   Unusual litigation                          (3,128)         (27,891)               (995)             (4,154)             (3,952)
                                            ---------        ---------           ---------           ---------           ---------
          Total                               144,733          136,767             136,229             119,256             164,220
                                            ---------        ---------           ---------           ---------           ---------
Operating income                               85,178           80,933              36,465              33,182              14,161
Interest and other, net                        (1,080)          (1,355)             (3,748)              4,994              14,018
                                            ---------        ---------           ---------           ---------           ---------
Income before income taxes                     86,258           82,288              40,213              28,188                 143
Income tax expense                             32,210           37,498              15,799              11,363               1,794
                                            ---------        ---------           ---------           ---------           ---------

Net income (loss)                           $  54,048        $  44,790           $  24,414           $  16,825           $  (1,651)
                                            =========        =========           =========           =========           =========

Earnings (loss) per share
   Basic                                    $    0.77        $    0.61           $    0.33           $    0.23           $   (0.02)
   Diluted                                  $    0.76        $    0.60           $    0.33           $    0.23           $   (0.02)
Weighted average shares outstanding
   Basic                                       69,746           73,164              73,646              73,370              73,707
   Diluted                                     71,158           74,606              74,087              73,536              73,707
Dividends declared per share                $    0.05               --                  --                  --                  --


                                             June 28,         June 29,            June 30,            July 1,             July 3,
                                              2003            2002(5)             2001(5)             2000(5)             1999(5)
                                            ---------        ---------           ---------           ---------           ---------
Balance Sheet Data
   Cash                                     $  93,827        $  76,824           $  11,016           $   7,055           $   1,695
   Working capital, excluding cash            118,828          109,993             133,135             147,399             232,064
   Property, plant and equipment, net         218,778          211,044             212,087             193,580             199,662
   Goodwill                                    35,919           35,919              47,195              18,199              19,334
   Total assets                               643,970          601,375             582,536             493,838             605,847
   Long-term debt(6)                               --               --                  --                  --             135,326
   Shareholders' equity                       448,424          418,162             387,367             353,468             333,863

----------

(1) See Item 7 for a discussion of results of operations.

(2) As adjusted, see Note F. See Item 7 for a discussion of results of operations.

(3) As adjusted, see Note F. Includes a charge of $15,000 for higher than normal obsolescence expenses, a charge of $7,000 for fixed production costs and settlement proceeds related to a civil antitrust lawsuit of $4,154.

(4) As adjusted, see Note F. Includes a charge of $14,177 to write off a Russian investment, restructuring charges of $6,160 and an insurance reimbursement of $8,000 for legal fees offset by $4,048 of unusual legal expenses.

(5) As adjusted, see Note F.

(6) Includes current installments.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

GENERAL

The major categories in which the Company markets its products are analgesic, cough/cold, gastrointestinal and vitamin products. According to Information Resources, Inc., the annual retail market for food, drug and mass merchandise retailers in the United States, excluding Wal-Mart, for OTC pharmaceutical and nutritional products is more than $10 billion. The store brand industry commands more than 20 percent of the retail market. The Company estimates its share of the store brand industry to be more than 50 percent.

The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as CVS, Walgreens, Albertson's, Kroger, Safeway, Dollar General and Wal-Mart and major wholesalers such as McKesson and Supervalu.

The Company has four operating segments. Two of the operating segments, OTC pharmaceutical products and nutritional products, are aggregated into one reportable segment, store brand health care. Quifa and Wrafton are included in all other since these segments do not meet the requirements for separate disclosure. See Notes A and K to the consolidated financial statements.

RESULTS OF OPERATIONS (in thousands, except per share amounts)

The following table sets forth, for fiscal 2003, 2002 and 2001, certain items from the Company's consolidated statements of income expressed as a percent to net sales:


                                                             Fiscal Year
                                             ------------------------------------------
                                               2003             2002             2001
                                             --------         --------         --------
Net sales                                       100.0%           100.0%           100.0%
Cost of sales                                    72.2             73.7             74.8
PPA product discontinuation                       0.0              0.0              2.3
                                             --------         --------         --------
Gross profit                                     27.8             26.3             22.9
                                             --------         --------         --------
Operating expenses
   Distribution                                   1.9              2.0              2.0
   Research and development                       2.8              3.1              3.1
   Selling and administration                    13.2             12.6             12.8
                                             --------         --------         --------
          Subtotal                               17.9             17.7             17.9
                                             --------         --------         --------
   Restructuring                                  0.0              0.9              0.3
   Goodwill impairment                            0.0              1.4              0.0
   Unusual litigation                            (0.4)            (3.4)            (0.1)
                                             --------         --------         --------
          Total                                  17.5             16.6             18.1
                                             --------         --------         --------
Operating income                                 10.3              9.7              4.8
Interest and other, net                          (0.1)            (0.2)            (0.5)
                                             --------         --------         --------
Income before income taxes                       10.4              9.9              5.3
Income tax expense                                3.9              4.5              2.1
                                             --------         --------         --------
Net income                                        6.5%             5.4%             3.2%
                                             ========         ========         ========

STORE BRAND HEALTH CARE

                                                 Fiscal Year
                               ----------------------------------------------
                                  2003              2002              2001
                               ----------        ----------        ----------
Net sales                      $  748,922        $  761,446        $  723,753
Gross profit                   $  212,060        $  199,607        $  160,934
Gross profit %                       28.3%             26.2%             22.2%

Operating expenses             $  131,155        $  104,747        $  121,236
Operating expenses %                 17.5%             13.8%             16.8%

Operating income               $   80,905        $   94,860        $   39,698
Operating income %                   10.8%             12.5%              5.5%

Comparability Issues

The Company received proceeds of $3,128 in fiscal 2003 and $27,891 in fiscal 2002, net of attorney fees and expenses, related to settlement agreements with certain defendants of a civil antitrust lawsuit. See Note I to the consolidated financial statements.

In the second quarter of fiscal 2002, the Company recorded $1,900 in bad debt expense related to the bankruptcy of a large customer.

On December 20, 2001, the Company sold its logistics facility located in LaVergne, Tennessee. The Company recorded a restructuring charge of $2,046. See Note N to the consolidated financial statements.

In November 2000, the Company voluntarily halted shipments of all products containing the ingredient PPA in response to recommendations by the FDA. In fiscal 2001, the Company recorded sales returns of $12,500 with a negative impact on gross profit of $3,400. Additionally, the Company recorded a charge of $17,600 in cost of sales related to the cost of returned product, product on hand and product disposal costs.

Net Sales

Fiscal 2003 net sales decreased 2 percent or $12,524 to $748,922 from $761,446 during fiscal 2002. Net sales decreased $31,000 primarily due to lower unit sales of analgesic, antacid, laxative, vitamin and contract manufactured products, partially offset by sales from the launch of loratadine and pseudoephedrine sulfate extended release tablets. In product categories where sales declined, the decline was a result of discontinuing lower margin products at certain customers and exiting sales of low volume products. The overall volume shortfall was partially offset by a favorable mix of products sold and improved net realized pricing.

A supplier of tablet/caplet gelatin coating processing discontinued selling its services to the Company as of March 31, 2003. The products impacted by this process account for annualized net sales of approximately $36,000. The Company has been working to arrange alternative sources of this coating, including development of in-house tablet encapsulation to service customer requirements. Because of the difficulty of putting alternative plans in place, the Company estimates that up to one-half of this sales volume could be lost in fiscal 2004.

Fiscal 2002 net sales increased 5 percent or $37,693 to $761,446 from $723,753 during fiscal 2001. The increase included $12,500 resulting from sales returns the Company recorded in fiscal 2001 due to the voluntary halted shipments of PPA-containing products discussed above. Approximately half of the remaining $25,193 increase was due to sales growth in OTC products while the other half was due to sales growth in nutritional products. Sales growth in OTC products was primarily due to new products in the analgesic, feminine hygiene and antacid categories, sales of PPA replacement products and increased sales of existing products in the cough/cold, laxative and sleep aids categories. The nutritional sales growth was primarily in existing vitamin products.

Gross Profit

Fiscal 2003 gross profit increased $12,453 or 6 percent compared to fiscal 2002. The gross profit percent to net sales was 28.3 percent in fiscal 2003 compared to 26.2 percent in fiscal 2002. Approximately two-thirds of the gross profit percentage increase was due to improved operating efficiencies. The remaining gross profit percentage increase was primarily due to a favorable mix of products sold and improved net realized pricing.

Fiscal 2002 gross profit increased $38,673 or 24 percent compared to fiscal 2001. The increase included $21,000 due to the recording of the PPA product charge in fiscal 2001, which reduced gross profit. The remaining increase of $17,673 was split almost equally between sales growth and our ability to manage pricing to offset the impact of higher quality costs. The higher quality costs were related to FDA compliance initiatives.

Fiscal 2002 gross profit percent to net sales was 26.2 percent compared to 22.2 percent in fiscal 2001. The increase included 2.5 percentage points due to the recording of the PPA product charge in fiscal 2001. The remaining increase of
1.5 percentage points was due primarily to the ability to manage pricing to offset the impact of higher quality costs and lower obsolescence expenses resulting from lower finished goods inventory and improved aging of that inventory.

Operating Expenses

Fiscal 2003 operating expenses increased $26,408 or 25 percent compared to fiscal 2002. Research and development decreased $2,587 due to the timing of projects. Selling and administration increased $6,554 primarily due to insurance costs and employee benefit expenses, partially offset by lower bad debt expense. Operating expenses were unfavorably impacted by a $24,763 reduction of unusual litigation income in fiscal 2003. The lawsuit that gave rise to this income has been settled with all defendants and no additional income will be received. Fiscal 2002 was unfavorably impacted by bad debt expense related to the bankruptcy of a large customer and a restructuring charge related to the sale of the logistics facility.

Fiscal 2002 operating expenses decreased $16,489 compared to fiscal 2001. Research and development increased $1,603 primarily due to expenses related to testing and legal costs for new products. Selling and administration increased $6,199 primarily due to bad debt expense related to the bankruptcy of a large customer and consulting expenses related to strategic initiatives partially offset by lower employee bonuses. A restructuring charge of $2,046 was recorded related to the sale of the LaVergne, Tennessee logistics facility. Operating expenses were favorably impacted by unusual litigation income of $27,891.



ALL OTHER
                                                      Fiscal Year
                                      --------------------------------------------
                                        2003              2002              2001
                                      ---------        ---------         ---------
Net sales                             $  77,065        $  64,876         $  29,735
Gross profit                          $  17,851        $  18,093         $  11,760
Gross profit%                              23.2%            27.9%             39.5%

Operating expenses                    $  13,578        $  32,020         $  14,993
Operating expenses%                        17.6%            49.4%             50.4%

Operating income                      $   4,273        $ (13,927)        $  (3,233)
Operating income%                           5.5%           (21.5)%           (10.9)%

Net Sales

Fiscal 2003 net sales increased $12,189 or 19 percent to $77,065 from $64,876 during fiscal 2002. Approximately two-thirds of the increase in sales was due to higher volume at Wrafton, while the remaining increase was due to higher volume at Quifa.

Fiscal 2002 net sales increased $35,141 or 118 percent to $64,876 from $29,735 during fiscal 2001, primarily due to the inclusion of Wrafton's financial results for the first time.

Gross Profit

Fiscal 2003 gross profit decreased $242 compared to fiscal 2002. The gross profit percent to net sales was 23.2 percent in fiscal 2003 compared to 27.9 percent in fiscal 2002. The decrease was primarily due to lower margin contract sales in the mix of products sold by Wrafton.

Fiscal 2002 gross profit increased $6,333 or 54 percent compared to fiscal 2001. The increase in gross profit was primarily due to the inclusion of Wrafton's financial results for the first time. The gross profit percent to net sales was
27.9 percent in fiscal 2002 compared to 39.5 percent in fiscal 2001. The decrease in gross profit percent was primarily due to lower margin contract sales in the mix of products sold by Wrafton.

Operating Expenses

Fiscal 2003 operating expenses decreased $18,442 compared to fiscal 2002. Fiscal 2002 was unfavorably impacted by the restructuring at Quifa that resulted in a goodwill impairment charge of $11,524 and restructuring charges of $5,090. The additional decline in operating expenses was primarily due to reduced expenses from the changes implemented at Quifa as a result of the restructuring plan.

Fiscal 2002 operating expenses increased $17,027 compared to fiscal 2001. The increase was primarily due to the restructuring at Quifa that resulted in a goodwill impairment charge of $11,524 and restructuring charges of $5,090. See Note N to the consolidated financial statements.

INTEREST AND OTHER (CONSOLIDATED)

Fiscal 2003 interest and other, net increased $275 compared to fiscal 2002. Interest expense was $861 compared to $934 for fiscal 2002. Other income was $1,941 in fiscal 2003 compared to $2,289 in fiscal 2002.

Fiscal 2002 interest and other, net increased $2,393 compared to fiscal 2001. Interest expense was $934 for fiscal 2002 compared to interest income of $1,833 for fiscal 2001. The change in interest was caused by a reduction in the rates of interest earned on invested cash as well as lower average invested cash in fiscal 2002. Other income was $2,289 in fiscal 2002 compared to $1,915 in fiscal 2001.

INCOME TAXES (CONSOLIDATED)

The effective tax rate was 37.3 percent, 45.6 percent and 39.3 percent for fiscal 2003, 2002 and 2001, respectively. The high effective tax rate for fiscal 2002 was primarily due to nondeductible expenses related to goodwill impairment and restructuring costs at Quifa. The expensing of incentive stock options increased the effective tax rate 1.3 percentage points for fiscal 2003, 2.4 percentage points for fiscal 2002 and 2.4 percentage points for fiscal 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $17,003 to $93,827 at June 28, 2003 from $76,824 at June 29, 2002. Working capital, including cash, increased $25,838 to $212,655 at June 28, 2003 from $186,817 at June 29, 2002. The Company's priorities for use of the cash and cash equivalents include support of seasonal working capital demands, investment in capital assets, opportunistic repurchase of common stock and acquisition of complementary businesses that could leverage retailer relationships, offer a product niche opportunity or support geographic expansion.

Net cash provided by operating activities decreased $24,191 or 23 percent to $80,234 for fiscal 2003 compared to $104,425 for fiscal 2002. The decrease was primarily due to the reduction in net lawsuit settlement proceeds of $24,763. Fiscal 2002 was unfavorably impacted by an estimated tax payment of $8,000 that related to the fiscal 2001 tax liability.

Net cash used for investing activities increased $19,511 to $33,276 for fiscal 2003 primarily due to proceeds received in fiscal 2002 related to the sale of the logistics facility that partially offset fiscal 2002 capital expenditures. Capital expenditures for facilities and equipment for fiscal 2003 were for normal equipment replacement and productivity enhancements. Capital expenditures in fiscal 2004 are expected to be $25,000 to $28,000.

Net cash used for financing activities increased $4,982 or 20 percent to $29,828 for fiscal 2003 compared to $24,846 for fiscal 2002. Proceeds from exercises of stock options in fiscal 2002 were $2,961 higher than fiscal 2003.

During fiscal 2003, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. For fiscal 2003, the Company purchased 3,296 shares of common stock for $33,682. The Company purchased 2,533 shares for $31,923 during fiscal 2002 and 137 shares for $1,089 during fiscal 2001. Since November 2000, the Board of Directors has approved a total expenditure of $80,000, and the Company currently has a remaining balance of $13,306 available to purchase additional shares. The common stock repurchased was retired upon purchase for all years.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $3,484, or $0.05 per share, for fiscal 2003. On August 7, 2003, the Board of Directors declared a dividend of $0.025 per share, payable on September 23, 2003, for shareholders of record on August 29, 2003. The Company expects to continue paying quarterly dividends in the foreseeable future.

The Company had no long-term debt at June 28, 2003 and had $75,000 available on its unsecured credit facility. Cash and cash equivalents, cash flows from operations and borrowings from its credit facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

Additional long-term cash obligations are detailed by period due in the table below:


                                             Less Than        1-3           4-5        More Than
CONTRACTUAL OBLIGATIONS          Total        1 Year         Years         Years        5 Years
                                -------      ---------      -------       -------      ---------
Operating Leases                $10,290       $ 4,052       $ 4,915       $ 1,323       $    --
Other                             3,520            --            --            --         3,520
                                -------       -------       -------       -------       -------
Total                           $13,810       $ 4,052       $ 4,915       $ 1,323       $ 3,520
                                =======       =======       =======       =======       =======

The amount in "Other" is primarily related to deferred compensation payable upon retirement of certain employees, which is assumed to be payable after five years, although certain circumstances, such as termination, would require earlier payment.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $10,242 at June 28, 2003 and $8,465 at June 29, 2002.

Inventory - The Company maintains a reserve for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand and market conditions. Changes in these conditions may result in additional reserves. The reserve for inventory was $21,717 at June 28, 2003 and $21,360 at June 29, 2002.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing is performed in the second quarter of the fiscal year and resulted in no impairment charge for fiscal 2003.

Product Liability and Workers' Compensation - The Company maintains a reserve to provide for claims incurred that are related to product liability and workers' compensation. In estimating these reserves, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales and payroll expenses. Changes in these estimates and assumptions may result in additional reserves. The reserve for product liability claims was $3,229 at June 28, 2003 and $1,179 at June 29, 2002. The reserve for workers' compensation claims was $3,632 at June 28, 2003 and $3,005 at June 29, 2002.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk.

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense related to its variable rate line of credit used to finance working capital when necessary and for general corporate purposes. The Company had invested cash of $93,827 and no outstanding borrowings on its credit facility at June 28, 2003. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

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

Additional Item. Cautionary Note Regarding Forward-Looking Statements.

The Company or its representatives from time to time may make or may have made certain forward-looking statements, orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis section and notes to financial statements contained in its annual and quarterly SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those anticipated in such forward-looking statements.

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

Fluctuation in Quarterly Results

The Company's quarterly operating results depend on a variety of factors including, but not limited to, the severity, length and timing of the cough/cold/flu season, the timing of new product introductions by the Company and its competitors, changes in the levels of inventories maintained by the Company's customers and the timing of retailer promotional programs. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

Potential Volatility of Stock Price

The market price of the Company's common stock has been, and could be, subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, adverse circumstances affecting the introduction or market acceptance of new products, failure to meet published estimates of or changes in earnings estimates by securities analysts, announcements of new products or enhancements by competitors, receipt of regulatory approvals by competitors, sales of common stock by existing holders, loss of key personnel, market conditions in the industry, shortages of key components and general economic conditions.

Manufacturing Facilities

The vast majority of the Company's OTC products are manufactured in Allegan, Michigan. In addition, all of the Company's nutritional products are produced at one manufacturing facility in Greenville, South Carolina. A significant disruption at any of these facilities, even on a short-term basis, could impair the Company's ability to produce and ship products on a timely basis, which could have a material adverse effect on the Company's business, financial position and operating results.

Regulatory Environment

Several United States and foreign agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising and sale of the Company's products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standard organizations. Should the Company fail to adequately conform to these regulations and guidelines, there may be a significant impact on the operating results of the Company. In particular, packaging or labeling changes mandated by the FDA can have a material impact on the results of operations of the Company. Required changes could be related to safety or effectiveness issues. With specific regard to safety, there have been instances within the Company's product categories in which evidence of product tampering has occurred resulting in a costly product recall. The Company believes that it has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded. See "Item 1. Business of the Company --- Government Regulation."

Store Brand Product Growth

The future growth of domestic store brand products will be influenced by general economic conditions, which can influence consumers to switch to store brand products, consumer perception and acceptance of the quality of the products available, the development of new products, the market exclusivity periods awarded on prescription to OTC switch products and the Company's ability to grow its store brand market share. The Company does not advertise like the national brand companies and thus is dependent on retailer promotional spending to drive sales volume and increase market share. Growth opportunities for the products in which the Company currently has a significant store brand market share (cough and cold remedies and analgesics) will be driven by the ability to offer new products to existing domestic customers. Branded pharmaceutical companies may use state and federal regulatory and legislative means to limit the use of brand equivalent products. Should store brand growth be limited by any of these factors, there could be a significant impact on the operating results of the Company.

Competitive Issues

The market for store brand OTC pharmaceutical and nutritional products is highly competitive. Store brand competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. National brand companies and/or generic Rx companies could choose to compete more directly by manufacturing store brand products or by lowering the prices of national brand products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of direct store brand competitors and the impact of national brand companies lowering prices of their products or directly operating in the store brand market could have a material adverse impact on financial results. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. Retailer reverse auctions have added a new dimension to competition as some retailers have instituted this process to obtain competitive price quotes over the world wide web. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

Generic Equivalent Products

Various risks and uncertainties are attendant to the Company's decision to expand into the manufacture and sale of generic prescription drugs. If the Company is unsuccessful in establishing and growing that business, it could negatively affect the Company's stock price, financial position and operating results. Even if the Company's generic business is ultimately successful, the costs of entering into and establishing that business may exceed the profits derived from it for some period of time.

Many of the factors applicable to the Company's store brand OTC pharmaceutical and nutritional businesses discussed in this Annual Report similarly are applicable to the generic prescription drug business. For example, the highly competitive nature of the market, the heavily regulated environment, intellectual property issues (e.g., patent and licensing issues, potential infringement claims and confidentiality concerns), availability of raw materials and market acceptance of products are all factors affecting that business. In addition, federal or state legislative proposals, reimbursement policies of third-parties (such as insurance companies, health maintenance organizations, managed care organizations, Medicaid and Medicare), cost containment measures and health care reform, as well as other factors that the Company may not be able to adequately identify due to its inexperience with generic equivalents, could affect the marketing, pricing and demand for generic prescription drugs.

Customer Issues

The Company's largest customer, Wal-Mart, currently comprises approximately 27 percent of total net sales. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's operating results and financial position.

The impact of retailer consolidation could have an adverse impact on future sales growth. Should a large customer encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse impact on the Company's financial position or results of operations.

Research and Development

The Company's investment in research and development are expected to be above historical levels due to the Company's planned expansion into the manufacture and sale of generic prescription drugs as well as the high cost of developing and becoming a qualified manufacturer of new products that are switching from prescription to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party innovator in order to generate new products of this type is a critical element of the Company's long term plans. Should the Company fail to attract qualified employees or enter into reasonable agreements with third party innovators, long term sales growth and profit would be adversely impacted.

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

Effect of Research and Publicity on Nutritional Product Business

The Company believes that growth in the nutritional products business is based largely on national media attention regarding scientific research suggesting potential health benefits from regular consumption of certain vitamin and other nutritional products. There can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings. In the event of future unfavorable scientific results or media attention, the Company's sales of nutritional products could be materially adversely impacted.

Dependence on Personnel

The Company's future success will depend in large part upon its ability to attract and retain highly skilled research and development scientists (as noted above), management information specialists, operations, sales, marketing and managerial personnel. The Company does not have employment contracts with any key personnel other than David T. Gibbons, its Chairman of the Board, President and Chief Executive Officer. Should the Company not be able to attract or retain key qualified employees, future operating results may be adversely impacted.

Availability of Raw Materials and Supplies

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

A supplier of tablet/caplet gelatin coating processing discontinued selling its services to the Company as of March 31, 2003. The products impacted by this process account for annualized net sales of approximately $36,000. The Company has been working to arrange alternative sources of this coating, including development of in-house tablet encapsulation to service customer requirements. Because of the difficulty of putting alternative plans in place, the Company estimates that up to one-half of this sales volume could be lost in fiscal 2004.

Legal Exposure

From time to time, the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited, to competitive issues, contract issues, intellectual property matters, workers' compensation, product liability and regulatory issues such as Proposition 65 in California. See "Item 3. Legal Proceedings" for a discussion of litigation. Litigation tends to be unpredictable and costly. No assurance can be made that litigation will not have a material adverse effect on the Company's financial position or results of operations in the future.

Rising Insurance Costs

The Company maintains insurance, including property, general and product liability, and directors' and officers' liability, to protect itself against potential loss exposures. To the extent that losses occur, there could be an adverse effect on the Company's financial results depending on the nature of the loss, and the level of insurance coverage maintained by the Company. The Company cannot predict whether deductible or retention amounts will increase or whether coverages will be reduced in the future. From time to time, the Company may reevaluate and change the types and levels of insurance coverage that it purchases.

The Company's operating cash flow was impacted by rising insurance costs in fiscal 2003. The cost to obtain all types of insurance continues to increase throughout the nation due to circumstances beyond the Company's control. In fiscal 2003, the Company's insurance costs increased approximately $6,000 and are expected to increase approximately $2,500 in fiscal 2004.

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

Capital Requirements and Liquidity

The Company maintains a broad product line to function as a primary supplier for its customers. Capital investments are driven by growth, technological advancements, cost improvement and the need for manufacturing flexibility. Estimation of future capital expenditures could vary materially due to the uncertainty of these factors. If the Company fails to stay current with the latest manufacturing and packaging technology, it may be unable to competitively support the launch of new product introductions.

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

International Operations

The Company sources certain key raw materials from foreign suppliers and is increasing its sales outside the United States. The Company's primary markets outside the U.S. are Mexico, Canada and the United Kingdom. The Company may have difficulty in international markets due, for example, to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural bases and political systems. Sales to customers outside the United States and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic or political instability, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Financial Statement Estimates, Judgments and Assumptions

The consolidated and condensed financial statements included in the periodic reports that the Company files with the Securities and Exchange Commission are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on the Company's financial position and operating results and could negatively affect the market price of the Company's common stock.

Tax Rate Implication

Income tax rate changes by governments and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates for future years. Entry into new tax jurisdictions, whether domestic or international, increases the likelihood of fluctuation.

Interest Rate Implication

The interest on the Company's line of credit facility is based on variable interest rate factors. The interest rates are established at the time of borrowing based upon the prime rate or the LIBOR rate, plus a factor, or at a rate based on an interest rate agreed upon between the Company and its Agent at the time the loan is made. Interest income is related to investing cash on hand in various short-term investments whereby the interest rate is determined on the day the investment is made. Accordingly, interest income and expense is subject to fluctuation due to the variability of interest rates.

Item 8.  Financial Statements and Supplementary Data.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                             PAGE
Report of Independent Certified Public Accountants................................        32

Consolidated Statements of Income for Fiscal 2003, 2002 and 2001..................        33

Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002.................        34

Consolidated Statements of Shareholders' Equity for Fiscal 2003, 2002 and 2001....        35

Consolidated Statements of Cash Flows for Fiscal 2003, 2002 and 2001..............        36

Notes to Consolidated Financial Statements........................................   37 - 52

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Shareholders and Board of Directors
Perrigo Company
Allegan, Michigan

We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of June 28, 2003 and June 29, 2002 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries as of June 28, 2003 and June 29, 2002 and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements were previously prepared using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to record stock-based compensation. As more fully described in Notes A and F to the consolidated financial statements, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," to record stock-based compensation. Consequently, the Company's consolidated financial statements have been restated in accordance with the retroactive restatement method under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123.


By:  /s/ BDO Seidman, LLP
    -----------------------------
         BDO Seidman, LLP


Grand Rapids, Michigan
July 25, 2003

                                 PERRIGO COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)



                                                                     Fiscal Year
                                              ----------------------------------------------------------
                                                  2003                   2002*                  2001*
                                              ------------           ------------           ------------
Net sales                                     $    825,987           $    826,322           $    753,488
Cost of sales                                      596,076                608,622                563,194
PPA product discontinuation                             --                     --                 17,600
                                              ------------           ------------           ------------
Gross profit                                       229,911                217,700                172,694
                                              ------------           ------------           ------------

Operating expenses
   Distribution                                     15,563                 16,327                 15,148
   Research and development                         23,315                 25,689                 23,434
   Selling and administration                      108,983                103,982                 96,467
                                              ------------           ------------           ------------
      Subtotal                                     147,861                145,998                135,049
                                              ------------           ------------           ------------
   Restructuring                                        --                  7,136                  2,175
   Goodwill impairment                                  --                 11,524                     --
   Unusual litigation                               (3,128)               (27,891)                  (995)
                                              ------------           ------------           ------------
      Total                                        144,733                136,767                136,229
                                              ------------           ------------           ------------

Operating income                                    85,178                 80,933                 36,465
Interest and other, net                             (1,080)                (1,355)                (3,748)
                                              ------------           ------------           ------------

Income before income taxes                          86,258                 82,288                 40,213
Income tax expense                                  32,210                 37,498                 15,799
                                              ------------           ------------           ------------

Net income                                    $     54,048           $     44,790           $     24,414
                                              ============           ============           ============

Earnings per share
   Basic                                      $       0.77           $       0.61           $       0.33
   Diluted                                    $       0.76           $       0.60           $       0.33

Weighted average shares outstanding:
   Basic                                            69,746                 73,164                 73,646
   Diluted                                          71,158                 74,606                 74,087

Dividends declared per share                  $       0.05           $         --           $         --

* As adjusted, see Note F.

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                            June 28,              June 29,
Assets                                                                       2003                   2002*
                                                                         ------------           ------------
Current assets
   Cash and cash equivalents                                             $     93,827           $     76,824
   Accounts receivable                                                         87,018                 82,560
   Inventories                                                                160,326                155,611
   Prepaid expenses and other current assets                                    5,383                  6,896
   Current deferred income taxes                                               32,643                 23,484
                                                                         ------------           ------------
          Total current assets                                                379,197                345,375

Property and equipment
   Land                                                                        13,962                 13,700
   Building                                                                   188,509                182,960
   Machinery and equipment                                                    226,644                202,801
                                                                         ------------           ------------
                                                                              429,115                399,461
   Less accumulated depreciation                                              210,337                188,417
                                                                         ------------           ------------
                                                                              218,778                211,044

Goodwill                                                                       35,919                 35,919
Non-current deferred income taxes                                               3,968                  3,964
Other                                                                           6,108                  5,073
                                                                         ------------           ------------
                                                                         $    643,970           $    601,375
                                                                         ============           ============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                      $     72,186           $     74,449
   Notes payable                                                                8,980                  8,338
   Payrolls and related taxes                                                  40,535                 31,338
   Accrued expenses                                                            36,590                 32,721
   Accrued income taxes                                                         5,568                  8,088
   Current deferred income taxes                                                2,683                  3,624
                                                                         ------------           ------------
          Total current liabilities                                           166,542                158,558

Deferred income taxes                                                          25,484                 22,259
Other long-term liabilities                                                     3,520                  2,396

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized                    --                     --
   Common stock, without par value, 200,000 shares authorized                  88,990                110,698
   Unearned compensation                                                         (111)                  (608)
   Accumulated other comprehensive income                                       1,282                    373
   Retained earnings                                                          358,263                307,699
                                                                         ------------           ------------
          Total shareholders' equity                                          448,424                418,162
                                                                         ------------           ------------
                                                                         $    643,970           $    601,375
                                                                         ============           ============

Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                       $     10,242           $      8,465
   Allowance for inventory                                               $     21,717           $     21,360
   Working capital                                                       $    212,655           $    186,817
   Preferred stock, shares issued                                                  --                     --
   Common stock, shares issued                                                 70,034                 72,550

*    As adjusted, see Note F.

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)



                                         Common Stock                          Accumulated
                                            Issued                                Other
                                   -------------------------     Unearned     Comprehensive    Comprehensive     Retained
                                    Shares         Amount      Compensation       Income           Income         Earnings
                                   ---------     -----------    -----------     -----------     -----------     ----------
Balance at July 1, 2000
   (as previously reported)           73,489     $   102,750    $      (543)    $       249              --        249,304
Adjustment for the cumulative
   effect on prior years of
   applying retroactively the
   fair value method of
   accounting for stock-based
   compensation (See Note F)              --          12,517             --              --              --        (10,809)
                                   ---------     -----------    -----------     -----------     -----------     ----------
Balance at July 1, 2000
   (as adjusted)                      73,489         115,267           (543)            249              --        238,495

Net income                                --              --             --              --     $    24,414         24,414
Foreign currency translation
   adjustments                            --              --             --             179             179             --
Issuance of common stock under:
   Stock options                         711           6,305             --              --              --             --
   Restricted stock plan                   9              60            (60)             --              --             --
Compensation for stock options            --           3,646             --              --              --             --
Earned compensation for
   restricted stock                       --              --            138              --              --             --
Tax effect from stock transactions        --             306             --              --              --             --
Purchases and retirements of
   common stock                         (137)         (1,089)            --              --              --             --
                                   ---------     -----------    -----------     -----------     -----------     ----------
Balance at June 30, 2001
   (as adjusted)                      74,072         124,495           (465)            428     $    24,593        262,909
                                                                                                 ==========

Net income                                --              --             --              --     $    44,790         44,790
Foreign currency translation
   adjustments                            --              --             --             (55)            (55)            --
Issuance of common stock under:
   Stock options                         970          10,192             --              --              --             --
   Restricted stock plan                  41             711           (711)             --              --             --
Compensation for stock options            --           6,066             --              --              --             --
Earned compensation for
   restricted stock                       --              --            568              --              --             --
Tax effect from stock
   transactions                           --           1,157             --              --              --             --
Purchases and retirements of
   common stock                       (2,533)        (31,923)            --              --              --             --
                                   ---------     -----------    -----------     -----------     -----------     ----------
Balance at June 29, 2002
   (as adjusted)                      72,550         110,698           (608)            373     $    44,735        307,699
                                                                                                 ==========

Net income                                --              --             --              --     $    54,048         54,048
Foreign currency translation
   adjustments                            --              --             --             909           1,012             --
Issuance of common stock under:
   Stock options                         769           7,100             --              --              --             --
   Restricted stock plan                  11             131           (131)             --              --             --
Compensation for stock options            --           5,224             --              --              --             --
Cash dividends, $0.05 per share           --              --             --              --              --         (3,484)
Earned compensation for restricted
   stock                                  --              --            628              --              --             --
Tax effect from stock transactions        --            (481)            --              --              --             --
Purchases and retirements of
   common stock                       (3,296)        (33,682)            --              --              --             --
                                   ---------     -----------    -----------     -----------     -----------     ----------
Balance at June 28, 2003              70,034     $    88,990    $      (111)    $     1,282     $    55,060        358,263
                                   =========     ===========    ===========     ===========     ===========     ==========


          See accompanying notes to consolidated financial statements.
                                      -35-

                                 PERRIGO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                      Fiscal Year
                                                                -------------------------------------------------------
                                                                   2003                  2002*                 2001*
                                                                -----------           -----------           -----------
Cash Flows From (For) Operating Activities
   Net income                                                   $    54,048           $    44,790           $    24,414
   Adjustments to derive cash flows
      Depreciation and amortization                                  26,126                25,613                23,022
      Compensation - stock options                                    5,224                 6,066                 3,646
      Deferred income taxes                                          (6,847)                1,711                (9,907)
      Goodwill impairment                                                --                11,524                    --
      Restructuring                                                      --                 7,136                 2,175
      Changes in operating assets and liabilities
          net of restructuring
        Accounts receivable, net                                     (4,427)               14,301                (4,964)
        Inventories                                                  (4,656)                5,512               (29,384)
        Accounts payable                                             (2,329)               (9,955)               17,575
        Payrolls and related taxes                                    9,185                 5,218                10,879
        Accrued expenses                                              3,869                 4,878                 3,021
        Current income taxes                                         (2,516)              (12,492)               27,445
        Other                                                         2,557                   123                   917
                                                                -----------           -----------           -----------
          Net cash from (for) operating activities                   80,234               104,425                68,839
                                                                -----------           -----------           -----------

Cash Flows (For) From Investing Activities
   Additions to property and equipment                              (32,296)              (27,528)              (26,804)
   Proceeds from sale of assets held for sale                            --                14,161                    --
   Business acquisitions, net of cash                                    --                    --               (46,000)
   Other                                                               (980)                 (398)                  268
                                                                -----------           -----------           -----------
           Net cash (for) from investing activities                 (33,276)              (13,765)              (72,536)
                                                                -----------           -----------           -----------

Cash Flows From (For) Financing Activities
   Net borrowings of short-term debt                                    640                    --                 2,136
   Net repayments of short-term debt                                     --                (4,506)                   --
   Tax benefit of stock transactions                                     63                 1,260                   926
   Issuance of common stock                                           7,231                10,192                 6,305
   Repurchase of common stock                                       (33,682)              (31,923)               (1,089)
   Cash dividends                                                    (3,484)                   --                    --
   Other                                                               (596)                  131                  (620)
                                                                -----------           -----------           -----------
          Net cash (for) from financing activities                  (29,828)              (24,846)                7,658
                                                                -----------           -----------           -----------

          Net increase in cash and cash equivalents                  17,130                65,814                 3,961
Cash and cash equivalents, at beginning of period                    76,824                11,016                 7,055
Effect of exchange rate changes on cash                                (127)                   (6)                   --
                                                                -----------           -----------           -----------
Cash and cash equivalents, at end of period                     $    93,827           $    76,824           $    11,016
                                                                ===========           ===========           ===========

Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for:
      Interest                                                  $     1,257           $     1,542           $     1,956
      Income taxes                                              $    43,417           $    47,103           $    18,222


*  As adjusted, see Note F.

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

The Company's principal customers are major national and regional retail supermarket, drug store and mass merchandise chains and major wholesalers located within the United States. One customer accounted for 27 percent of net sales during fiscal 2003 and 25 percent for both fiscal 2002 and 2001. None of the Company's other customers individually account for more than 10 percent of its net sales. International net sales, primarily in Mexico and the United Kingdom, for fiscal 2003, 2002, and 2001 were $88,440, $79,788 and $43,997, respectively.

The Company has manufacturing facilities in the United States, Mexico and the United Kingdom. As of June 28, 2003 and June 29, 2002, the net book value of property and equipment located outside the United States was $27,834 and $26,334, respectively.

The Company has four operating segments -- OTC pharmaceutical products; nutritional products; Quimica y Farmacia S.A. de C.V. (Quifa), the Company's Mexican operating subsidiary; and Wrafton Laboratories Limited (Wrafton), the Company's United Kingdom operating subsidiary. In accordance with Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information", the OTC pharmaceutical products segment and nutritional products segment have been aggregated into one reportable segment, store brand health care, because these two segments have very similar operating processes, types of customers, distribution methods, regulatory environments and expected long-term financial performance. Neither Quifa nor Wrafton meet the requirements for separate disclosure and are included in all other. See Note K for additional segment information.

Basis of Presentation

The Company's fiscal year is a fifty-two or fifty-three week period, which ends the Saturday on or about June 30. Fiscal 2003, 2002 and 2001 were comprised of 52 weeks ended June 28, June 29 and June 30, respectively.

In June 2001, the Company acquired Wrafton located in the United Kingdom. The assets and liabilities, which are not considered significant to the Company, are included in the consolidated balance sheet beginning June 30, 2001. Wrafton's results of operations were included in the Company's consolidated financial statements beginning in fiscal 2002. See Note M.

In fiscal 1998, the Company announced its intention to divest the personal care business. The Company sold its personal care business in fiscal 2000. The LaVergne, Tennessee logistics facility was not included in this sale and remained in assets held for sale until it was sold in the second quarter of fiscal 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company owns a minority interest in a Canadian company and a Chinese company. These investments are accounted for using the equity method and are recorded in other noncurrent assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.

International

The Company translates its foreign operations' assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date, and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. Accumulated comprehensive income is comprised entirely of foreign currency translation adjustments. Translation adjustments resulting from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

Revenues

Revenues from product sales are recognized when the goods are shipped to the customer. A provision is recorded as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items.

When title and risk pass to the customer is dependent on the customer's shipping terms. If the customer has shipping terms of Free on Board (FOB) shipping point, title and risk pass to the customer as soon as the freight carrier leaves the Company's shipping location. If the customer has shipping terms of FOB destination, title and risk pass to the customer upon receipt of the order at the customer's location. Approximately seventy percent of the Company's customers have shipping terms of FOB destination. Since the in-transit time on any given order is a relatively short period, recording revenues at the time of shipment does not materially differ from recording revenues when title and risk pass to the customer.

Shipping costs billed to a customer are included in net sales of the consolidated statement of income. Conversely, shipping expenses incurred by the Company are included in cost of sales of the consolidated statement of income.

Financial Instruments

The carrying amount of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximates their fair value.

Generally, the Company does not enter into derivative contracts either to hedge existing risks or for speculative purposes. However, the Company entered into a foreign currency forward contract to essentially fix the exchange rate related to funding the acquisition of Wrafton in fiscal 2001. The Company was not a party to any other derivative contracts during the years presented.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits and other short-term investments with maturities of three months or less at the date of purchase.

Accounts Receivable

The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $10,242 at June 28, 2003 and $8,465 at June 29, 2002.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $21,717 at June 28, 2003 and $21,360 at June 29, 2002.

Long-Lived Assets

Property and equipment are recorded at cost and are depreciated primarily using the straight-line method for financial reporting and accelerated methods for tax reporting. Cost includes an amount of interest associated with significant capital projects. Useful lives for financial reporting range from 5-10 years for machinery and equipment, and 10-40 years for buildings. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized.

Other than goodwill, the Company periodically reviews long-lived assets that have finite lives and that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. Goodwill is reviewed annually for impairment by comparing the carrying value of each reporting unit to the present value of its expected future cash flows. For fiscal 2003, the required annual testing resulted in no impairment charge. For fiscal 2002, the analysis of Quifa resulted in goodwill impairment of $11,524 and other asset impairment charges of $2,590. See Note N.

As required by SFAS 142, "Goodwill and Other Intangible Assets", the Company ceased amortizing goodwill in fiscal 2002. Goodwill amortization, which was non-deductible for tax purposes, was $1,135 for fiscal 2001. The effect on earnings per share of eliminating goodwill amortization is noted in the following table:


                                                      Fiscal Year
                                      --------------------------------------------
                                         2003             2002             2001
                                      ----------       ----------       ----------
Reported net income                   $   54,048       $   44,790       $   24,414
Add back: goodwill amortization               --               --            1,135
                                      ----------       ----------       ----------
Adjusted net income                   $   54,048       $   44,790       $   25,549
                                      ==========       ==========       ==========

Basic EPS
Reported net income                   $     0.77       $     0.61       $     0.33
Goodwill amortization                         --               --             0.02
                                      ----------       ----------       ----------
Adjusted net income                   $     0.77       $     0.61       $     0.35
                                      ==========       ==========       ==========

Diluted EPS
Reported net income                   $     0.76       $     0.60       $     0.33
Goodwill amortization                         --               --             0.02
                                      ----------       ----------       ----------
Adjusted net income                   $     0.76       $     0.60       $     0.35
                                      ==========       ==========       ==========

The Company's intangible assets, excluding goodwill, are immaterial.

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

New Accounting Standards

In June 2002, the Financial Accounting Standard Boards (FASB) issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. Because SFAS 146 only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the adoption of SFAS 146 had no impact on the Company's financial statements. Additionally, the application of SFAS 146 to the restructuring recorded in fiscal 2002 would have resulted in no material difference in the Company's financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002.

The Company began expensing stock options in the second quarter of fiscal 2003 and has elected to use the retroactive restatement method. All prior periods presented have been adjusted to reflect compensation costs that would have been recognized had the recognition provisions of SFAS 123, as amended by SFAS 148, been applied to all awards granted after July 1, 1995. See Note F.

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows:


                                                                         Fiscal Year
                                                          -----------------------------------------
                                                            2003            2002            2001
                                                          ---------       ---------       ---------
Numerator:
Net income used for both basic and diluted EPS            $  54,048       $  44,790       $  24,414
                                                          =========       =========       =========

Denominator:
Weighted average shares outstanding for basic EPS            69,746          73,164          73,646
Dilutive effect of stock options                              1,412           1,442             441
                                                          ---------       ---------       ---------
Weighted average shares outstanding for diluted EPS          71,158          74,606          74,087
                                                          =========       =========       =========

Options outstanding that are antidilutive were 3,204 for fiscal 2003, 2,341 for fiscal 2002 and 4,407 for fiscal 200l. These options were excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:



                                                June 28, 2003      June 29, 2002
                                                -------------      -------------
Finished goods                                   $     59,547       $     62,360
Work in process                                        58,628             57,870
Raw materials                                          42,151             35,381
                                                 ------------       ------------
                                                 $    160,326       $    155,611
                                                 ============       ============

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $21,717 at June 28, 2003 and $21,360 at June 29, 2002.

NOTE D - GOODWILL

Changes in the carrying amount of goodwill are as follows:


                                         Store Brand
                                          Health Care       All Other           Total
                                         ------------      ----------        ----------
Balance as of June 30, 2001               $    8,105       $   39,090        $   47,195
    Impairment loss                               --          (11,524)          (11,524)
    Goodwill acquired                             --              248               248
                                          ----------       ----------        ----------
Balance as of June 29, 2002
    and June 28, 2003                     $    8,105       $   27,814        $   35,919
                                          ==========       ==========        ==========

The impairment loss in fiscal 2002 resulted from the Company's decision to restructure Quifa as discussed in Note N. The goodwill acquired in fiscal 2002 resulted from an adjustment in the purchase price allocation from the Wrafton acquisition.

NOTE E - LONG-TERM BORROWINGS AND CREDIT ARRANGEMENTS

Effective September 23, 1999, the Company entered into a revolving credit agreement with a group of banks, which provides an unsecured revolving credit facility. The initial amount of the credit facility was $175,000 and was reduced to $75,000 effective May 15, 2003 at the request of the Company. The agreement expires in June 2004. Repayment has been guaranteed by the Company's subsidiaries. Restrictive loan covenants apply to, among other things, minimum levels of net worth, interest coverage and funded debt leverage.

Interest rates on the revolving credit facility are established at the time of borrowing through three options, the prime rate or a LIBOR rate plus a factor established quarterly based on funded debt leverage, or a rate agreed upon between the Company and its Agent at the time the loan is made. The rate factor at June 28, 2003 was 0.425 percent. The Company had no outstanding borrowings at June 28, 2003 and June 29, 2002.

Quifa has short-term uncommitted unsecured credit facilities with two banks in Mexico, totaling 63,000 pesos ($6,093 at June 28, 2003). The outstanding borrowings under the facilities were $5,803 at June 28, 2003 and $5,128 at June 29, 2002 and were included in Notes payable. The facilities are supported by a comfort letter and Company guarantee. Interest is established at the time of the borrowing, based on a rate agreed upon between the bank and Quifa.

In May 2000, Quifa entered into a term loan with a bank in Mexico, which matured on May 22, 2002. The loan was secured by automobiles and required 26 equal monthly payments of 461 pesos ($50), plus interest on the unpaid balance at not less than 1.5 percent. Quifa had no outstanding balances at June 28, 2003 and June 29, 2002.

Wrafton has short-term uncommitted unsecured credit facilities with two banks in the U.K. totaling 2,100 pounds sterling ($3,443 at June 28, 2003). Outstanding borrowings under the facilities were $3,177 at June 28, 2003 and $3,210 at June 29, 2002 and were included in Notes payable. The facilities are partially supported by a Company guarantee. Interest rates are established at the time of borrowing, based on a rate agreed upon between the bank and Wrafton, or LIBOR plus 1 percent.

NOTE F - SHAREHOLDERS' EQUITY

In April 1996, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to shareholders of record on April 22, 1996 of one Preferred Share Purchase Right for each outstanding share of the Company's common stock. The Rights contain provisions, which are intended to protect the Company's stockholders in the event of an unsolicited and unfair attempt to acquire the Company. The Company is entitled to redeem the Rights at $.01 per Right at any time before a 20 percent position has been acquired. The Rights will expire on April 10, 2006, unless previously redeemed or exercised.

The Company has restricted stock plans and agreements as described below that were not approved by shareholders. The holder of restricted shares has all rights of a shareholder except that the shares are restricted as to sale or transfer for the vesting period and the shares are forfeited upon termination in certain circumstances. The Company accounts for restricted shares as unearned compensation, which is ratably charged to expense over the vesting period. The unearned compensation included in shareholders' equity was $111 at June 28, 2003 and $608 at June 29, 2002.

The Company has established a restricted stock plan for directors, which is intended to attract and retain the services of experienced and knowledgeable non-employee directors. The terms of the plan call for the granting of $10 worth of restricted shares to each director on the date of the Annual Board Meeting. The number of shares issued is based on the fair market value of the shares on the date of the Annual Board Meeting. The restricted shares become vested on the date of the next Annual Board Meeting on which the Director's existing term as a Board member is set to expire (director terms are generally three years). The Company granted seven shares of restricted stock valued at $84 during fiscal 2003 and four shares valued at $60 during fiscal 2002. The value of restricted shares increased unearned compensation. The Company charged $64 to expense in both fiscal 2003 and 2002.

In August 2001, the Company granted 25 shares of restricted stock valued at $440 to David T. Gibbons pursuant to restricted stock agreements. Additionally, Mr. Gibbons was granted 96 shares valued at $503 in May 2000. Assuming certain conditions are met, the restricted shares granted in August 2001 and May 2000 become vested on August 14, 2003 and June 30, 2003, respectively. The expense for these shares was $427 for fiscal 2003 and $407 for fiscal 2002.

In August 2001, the Company granted 12 shares of restricted stock valued at $211 to Douglas R. Schrank pursuant to a restricted stock agreement. Assuming certain conditions are met, the restricted shares become vested on August 14, 2003. The expense for these shares was $106 for fiscal 2003 and $97 for fiscal 2002.

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

A summary of activity for the Company's employee stock option plan is presented below:


                                                                                 Fiscal Year
                                                    ----------------------------------------------------------------------
                                                             2003                    2002                     2001
                                                    --------------------     --------------------       ------------------
                                                                Weighted                 Weighted                 Weighted
                                                                 Average                  Average                  Average
                                                                Exercise                 Exercise                 Exercise
                                                     Shares      Price        Shares      Price          Shares    Price
                                                    --------    --------     --------    --------       -------   --------
Options outstanding at beginning of year               6,351    $  10.68        6,230    $  10.02         6,860    $ 9.92
Granted                                                  941       10.15        1,213       15.15           450      9.46
Exercised                                               (761)       9.14         (970)      10.18          (711)     9.42
Terminated                                              (490)      15.52         (122)      19.06          (369)    10.91
Options outstanding at end of year                     6,041       10.40        6,351       10.68         6,230     10.02
Options exercisable at end of year                     2,491       10.56        2,483       11.66         2,757     12.34
Options available for grant at end of year             2,303                    2,754                     3,845
Price per share of options outstanding              $   5.25 to $  29.38     $   5.25 to $  29.38       $  1.50 to $31.25

The Company issues stock options to directors under a non-qualified stock option plan. Options granted under the plan vest and may be exercised from one to ten years after the date of grant based on a vesting schedule.

A summary of activity for the Company's director stock option plan is presented below:


                                                                                          Fiscal Year
                                                        --------------------------------------------------------------------------
                                                                2003                     2002                        2001
                                                        ---------------------     --------------------       ---------------------
                                                                     Weighted                Weighted                   Weighted
                                                                     Average                  Average                    Average
                                                                     Exercise                Exercise                    Exercise
                                                         Shares       Price        Shares      Price          Shares      Price
                                                        --------    ---------     -------    ---------       --------   ---------
Options outstanding at beginning of year                     179    $   12.27         155        11.98             91    $  15.77
Granted                                                       37        12.03          24        14.12             64        6.56
Exercised                                                     (8)       12.25          --           --             --          --
Terminated                                                    --           --          --           --             --          --
Options outstanding at end of year                           208        12.22         179        12.27            155        11.98
Options exercisable at end of year                           162        12.12         116        13.67             72        17.47
Options available for grant at end of year                   235                      272                         296
Price per share of options outstanding                  $   6.56 to $   29.38     $  6.56 to $   29.38       $   6.56 to $   29.38


The Company has two stock option compensation plans for employees and directors. Prior to the second quarter of fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost was reflected in results reported prior to the second quarter of fiscal 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning in the second quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS 123, as amended by SFAS 148, for stock-based compensation. All prior periods presented have been adjusted to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS 123, as amended by SFAS 148, been applied to all awards granted after July 1, 1995. Compensation costs are included in selling and administration operating expenses.

The adoption of the fair value method and the retroactive restatement method selected by the Company resulted in a reduction of retained earnings at July 1, 2001 of $14,051, representing the cumulative stock option compensation recorded for prior years net of the tax effect.

The Company's net income and earnings per share (EPS) were reduced as follows:


                                                                      Fiscal Year
                                                   --------------------------------------------------
                                                     2003                 2002                2001
                                                   ----------          ----------          ----------
Net income before adoption                         $   58,865          $   50,197          $   27,656
Compensation expense (net of tax benefit)               4,817               5,407               3,242
                                                   ----------          ----------          ----------
Net income after adoption                          $   54,048          $   44,790          $   24,414
                                                   ==========          ==========          ==========
Weighted average shares outstanding
  Basic                                                69,746              73,164              73,646
  Diluted
      Before adoption                                  71,498              75,113              74,566
      After adoption                                   71,158              74,606              74,087

Basic EPS
  Before adoption                                  $     0.84          $     0.69          $     0.38
  After adoption                                   $     0.77          $     0.61          $     0.33

Diluted EPS
  Before adoption                                  $     0.82          $     0.67          $     0.37
  After adoption                                   $     0.76          $     0.60          $     0.33

The weighted average fair value per share at the date of grant for options granted during fiscal 2003, 2002 and 2001 was $4.11, $6.49 and $4.13, respectively. The fair value was estimated using the Black-Scholes option pricing model, assuming forfeitures are accounted for as they occur, with the following weighted average assumptions:


                                                                                            Fiscal Year
                                                                            ------------------------------------------
                                                                            2003               2002               2001
                                                                            ----               ----               ----
Dividend yield (options granted after January 23, 2003) 0.008%               0.0%               0.0%
Dividend yield (options granted before January 23, 2003)                     0.0%               0.0%               0.0%
Volatility, as a percent                                                    37.3%              37.7%              38.0%
Risk-free interest rate                                                      3.6%               4.7%               5.3%
Expected life in years after vest date                                       3.0                3.0                3.0

The following table summarizes information concerning options outstanding and exercisable under the plans at June 28, 2003:


                                                Weighted
                                                Average                                                    Weighted
  Range of                    Number           Remaining            Weighted            Number             Average
  Exercise                  Outstanding        Contractual           Average          Exercisable          Exercise
   Prices                    at 6/28/03        Term (Years)      Exercise Price       at 6/28/03            Price
  --------                  -----------        ------------      --------------       -----------         ----------
$ 5.25 -  7.42                 1,574                6.92          $     5.78                 730          $     5.73
$ 7.72 -  9.84                 2,239                6.67          $     9.05                 804          $     8.77
$10.06 - 15.51                 2,232                6.47          $    13.89                 948          $    13.33
$15.64 - 29.38                   204                1.84          $    24.38                 171          $    25.74
                               -----                                                       -----
                               6,249                                                       2,653
                               =====                                                       =====

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $3,484, or $0.05 per share, during fiscal 2003. On August 7, 2003, the Board of Directors declared a dividend of $0.025 per share, payable on September 23, 2003, for shareholders of record on August 29, 2003. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant. While the Company's credit agreement does not prohibit the Company from paying dividends, the future payment of dividends could be restricted by financial maintenance covenants contained in the credit agreement.

In fiscal 2003, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. For fiscal 2003, the Company purchased 3,296 shares of common stock for $33,682. The Company purchased 2,533 shares for $31,923 during fiscal 2002 and 137 shares for $1,089 during fiscal 2001. Since November 2000, the Board of Directors has approved a total expenditure of $80,000, and the Company currently has a remaining balance of $13,306 available to purchase additional shares. The common stock repurchased was retired upon purchase for all years.

NOTE G - RETIREMENT PLANS

The Company has a qualified profit-sharing and investment plan under section 401(k) of the Internal Revenue Code, which covers substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. Additionally, the Company matches a portion of employees' contributions. The Company's contributions to the plan were $6,834, $6,342 and $5,840 in fiscal 2003, 2002 and 2001, respectively.

The Company has postretirement plans that provide medical benefits for retirees and their eligible dependents. Employees become eligible for these benefits if they meet certain minimum age and service requirements. The Company reserves the right to modify or terminate these plans. The plans are not funded. The unfunded accumulated postretirement benefit obligation was $4,837 at June 28, 2003 and $4,180 at June 29, 2002. The benefits expensed were $658, $586 and $381 in fiscal 2003, 2002 and 2001, respectively.

The Company has non-qualified plans relating to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. The plans are not funded. The deferred compensation liability was $2,754 at June 28, 2003 and $1,616 at June 29, 2002.

NOTE H - INCOME TAXES

The provision for income taxes consists of the following:


                                                       Fiscal Year
                                   ---------------------------------------------------
                                      2003                 2002                2001
                                   ----------           ----------          ----------
Current:
        Federal                    $   39,060           $   32,687          $   25,862
        State                           2,153                2,019                 813
        Foreign                          (120)                 555                (753)
                                   ----------           ----------          ----------
            Total                      41,093               35,261              25,922
                                   ----------           ----------          ----------
Deferred:
        Federal                        (9,302)               1,876             (21,254)
        State                            (434)                 131              10,971
        Foreign                           853                  230                 160
                                   ----------           ----------          ----------
            Total                      (8,883)               2,237             (10,123)
                                   ----------           ----------          ----------

            Total                  $   32,210           $   37,498          $   15,799
                                   ==========           ==========          ==========

A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate is as follows:


                                                                    Fiscal Year
                                                    ------------------------------------------
                                                     2003              2002              2001
                                                    ------            ------            ------
Provision at Federal statutory rate                   35.0%             35.0%             35.0%
State income taxes, net of Federal benefit             2.0               2.6               2.3
Foreign tax rate differences                          (0.5)             (0.2)               --
Expenses not deductible for tax purposes               1.2               9.3               3.8
Other                                                 (0.4)             (1.1)             (1.8)
                                                    ------            ------            ------
Effective income tax rate                             37.3%             45.6%             39.3%
                                                    ======            ======            ======

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

Deferred income taxes arise from temporary differences between financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:



                                                   June 28, 2003        June 29, 2002
                                                   -------------        -------------
Deferred income tax asset (liability):
   Property and equipment                           $  (22,416)          $  (21,204)
   Inventory basis differences                          12,519               11,934
   Accrued liabilities                                  11,624                4,334
   Allowance for doubtful accounts                       4,335                3,482
   Accrued vacation expense                              1,357                1,793
   Accrued postretirement benefit                        1,790                1,546
   Prepaid health expense                               (2,220)              (1,850)
   State operating loss carry forwards                  54,618               49,963
   Capital loss carry forward                            1,543                3,350
   Other, net                                            1,455                1,530
                                                    ----------           ----------
Total                                                   64,605               54,878
   Valuation allowance for carry forwards              (56,161)             (53,313)
                                                    ----------           ----------
Net deferred income tax asset (liability)           $    8,444           $    1,565
                                                    ==========           ==========


The above amounts are classified in the consolidated balance sheet as follows:


                                                   June 28, 2003        June 29, 2002
                                                   -------------        -------------
Assets                                              $   36,611           $   27,448
Liabilities                                            (28,167)             (25,883)
                                                    ----------           ----------
Net deferred income tax asset (liability)           $    8,444           $    1,565
                                                    ==========           ==========

At June 28, 2003, the Company had state net operating loss carry forwards of $54,618 and a capital loss carry forward of $1,543. At June 28, 2003, a valuation allowance of $54,618 had been provided for the state net operating loss and a $1,543 valuation allowance had been provided for the capital loss as utilization of such carry forwards within the applicable statutory periods is uncertain. The state net operating loss carry forward expires through 2021, while the capital loss carry forward expires through 2007. Both expiring state net operating loss carry forwards and expiring capital loss carry forwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through March 2008. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2004--$4,052; 2005--$3,054; 2006--$1,861; 2007--$728 and 2008--$595. Rent expense under all leases was
$7,721, $8,823 and $9,446 for fiscal 2003, 2002 and 2001, respectively.

The Company is not a party to any litigation, other than routine litigation incidental to its business except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

In August 1999, the Company filed a civil antitrust lawsuit in the U.S. District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought included money damages and a permanent injunction enjoining defendants from future violation of antitrust laws. The Company has entered into final settlement agreements with all of the defendants. The Company received settlement payments of $3,128, $27,891 and $995 in fiscal 2003, 2002 and 2001, respectively. The payments were net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. No additional income will be received.

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

The Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that these actions are without merit or are covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flow could be materially impacted in a particular period.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)



2003                                              September 28,(1)      December 28,         March 29,           June 28,
----                                              ----------------      ------------        -----------          ----------
Net sales                                            $  213,215          $  227,521          $  202,616          $  182,635
Gross profit                                             61,679              64,296              58,706              45,230
Net income                                               18,778              16,814              14,132               4,324
Basic earnings per share                                   0.27                0.24                0.20                0.06
Diluted earnings per share                                 0.26                0.24                0.20                0.06
        Weighted average shares outstanding
            Basic                                        70,719              69,273              69,337              69,614
            Diluted                                      71,745              70,394              70,601              71,439



2002                                                September 29,    December 29,(2)  March 30,(3)  June 29,(4)
----                                                -------------    ---------------  ------------  -----------
Net sales                                           $  217,116       $  228,694       $  198,491    $  182,021
Gross profit                                            52,339           62,704           56,608        46,049
Net income                                              11,737           15,214           17,910           (71)
Basic earnings per share                                  0.16             0.21             0.25          0.00
Diluted earnings per share                                0.15             0.20             0.24          0.00
        Weighted average shares outstanding
            Basic                                       74,314           73,343           72,690        72,307
            Diluted                                     76,283           74,560           73,859        72,307

(1) Includes pre-tax income of $3,128 related to settlement proceeds of an antitrust lawsuit. See Note I.

(2) Includes a pre-tax charge of $2,046 related to the LaVergne, Tennessee logistics facility. See Note N. Includes a pre-tax charge of $1,900 for bad debt expense related to the bankruptcy of a large customer.

(3) Includes pre-tax income of $7,813 related to settlement proceeds of an antitrust lawsuit. See Note I.

(4) Includes pre-tax income of $20,078 related to settlement proceeds of an antitrust lawsuit. See Note I. Includes a pre-tax charge of $11,524 for goodwill impairment and $5,090 for asset impairment and restructuring costs related to Quifa. See Note N.

NOTE K - SEGMENT INFORMATION

The Company has one reportable segment, store brand health care, that encompasses two operating segments, OTC pharmaceuticals and nutritional products. All other consists of the operating segments, Quifa and Wrafton, neither of which meet the quantitative thresholds for separate disclosure or are immaterial to the total business of the Company. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note A.


                                           Store Brand             All
                                           Health Care             Other               Total
                                           -----------          ----------           ----------
Fiscal 2003
Net sales                                   $  748,922          $   77,065           $  825,987
Operating income                                80,905               4,273               85,178
Total assets                                   587,289              56,681              643,970
Capital expenditures                            27,523               4,773               32,296
Net property, plant and equipment              191,093              27,685              218,778
Depreciation                                    23,533               2,593               26,126

Fiscal 2002
Net sales                                   $  761,446          $   64,876           $  826,322
Operating income                                94,860             (13,927)              80,933
Total assets                                   527,422              73,953              601,375
Capital expenditures                            19,329               8,199               27,528
Net property, plant and equipment              186,961              24,083              211,044
Depreciation                                    23,392               2,221               25,613
Asset impairment and restructuring               2,046              16,614               18,660

Fiscal 2001
Net sales                                   $  723,753          $   29,735           $  753,488
Operating income                                39,698              (3,233)              36,465
Total assets                                   498,345              84,191              582,536
Capital expenditures                            24,304               2,500               26,804
Net property, plant and equipment              189,550              22,537              212,087
Depreciation and amortization                   22,272                 750               23,022

NOTE L - PRODUCT DISCONTINUATION

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

NOTE M - ACQUISITION

In June 2001, the Company acquired Wrafton for approximately $44,000, plus acquisition costs. Wrafton, located in the United Kingdom, is a supplier of store brand products to major grocery and pharmacy retailers and a contract manufacturer of OTC pharmaceuticals. The acquisition was accounted for using the purchase method and resulted in goodwill of approximately $27,500. The assets and liabilities, which are not considered significant to the Company, are included in the consolidated balance sheet beginning June 30, 2001. The results of operations were included beginning in fiscal 2002.

NOTE N - RESTRUCTURING AND GOODWILL IMPAIRMENT CHARGES

For fiscal 2002 and 2001, the Company incurred restructuring charges related to the declining net realizable value of its LaVergne, Tennessee logistics facility. The restructuring charges were $2,046 and $2,175 for fiscal 2002 and 2001, respectively. The effect of suspending depreciation on this facility was approximately $400 and $800 for fiscal 2002 and 2001, respectively. The Company sold this facility in the second quarter of fiscal 2002. The effect of selling this facility is included in the store brand health care segment.

Update of 2002 restructuring -- The Company approved a restructuring plan related to its Mexican operating company, Quifa, in the fourth quarter of fiscal 2002. The implementation of the plan began in June 2002 and is expected to be completed in its entirety by December 2003. The Company discontinued certain customers and products because of inadequate profitability and misalignment with strategic goals. Equipment related to the discontinued customers and products was written down to its fair market value in fiscal 2002, resulting in an impairment charge of $2,590. The Company expects to terminate 228 employees performing certain production and administrative tasks as a result of the restructuring plan. As of June 28, 2003, 199 of these employees had been terminated. Accordingly, the Company recorded employee termination benefits of $2,000 and other restructuring costs of $500. The charges for asset impairment, employee termination benefits and other restructuring costs were included in the restructuring line in the consolidated statement of income for fiscal 2002. In fiscal 2003, $2,270 was paid primarily related to severance costs. The activity of the restructuring reserve is detailed in the following table:


                                                    Fiscal 2002 Restructuring
                                                    Severance and Other costs
                                                    -------------------------
Balance at June 29, 2002                                    $ 2,500
Reductions                                                   (2,270)
                                                            -------
Balance at June 28, 2003                                    $   230
                                                            =======

Due to the changes necessary at Quifa, its goodwill was re-tested for impairment in the fourth quarter of fiscal 2002. The fair value of the reporting unit was estimated using the present value of expected future cash flows. The testing procedure resulted in a goodwill impairment charge of $11,524 in fiscal 2002. The goodwill impairment charge is recorded as a separate line item in the consolidated statement of income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

As of June 28, 2003, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 28, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III.

Item 10.    Directors and Executive Officers of the Registrant.

(a)         Directors of the Company.
            Information concerning directors of the Company is incorporated herein by reference to the Company's Proxy Statement for the 2003 Annual Meeting under the heading "Election of Directors".

(b)         Executive Officers of the Company.
            See Part I, Additional Item of this Form 10-K on page 15.

(c)         Compliance with Section 16(a) of the Exchange Act.
            Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement for the 2003 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 11. Executive Compensation.

Information concerning executive officer and director compensation is incorporated herein by reference to the Company's Proxy Statement for the 2003 Annual Meeting under the headings "Executive Compensation" and "Director Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the 2003 Annual Meeting under the heading "Ownership of Perrigo Common Stock". Information concerning equity compensation plans is incorporated herein by reference to the Company's Proxy Statement for the 2003 Annual Meeting under the heading "Equity Compensation Plan Information".

Item 13. Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the 2003 Annual Meeting under the heading "Director Compensation".

Item 14.    Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is incorporated herein by reference to the Company's Proxy Statement for the 2003 Annual Meeting under the heading "Independent Accountants".

                                    PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a) The following documents are filed or incorporated by reference as part of this Form 10-K:

1. All financial statements. See Index to Consolidated Financial Statements on page 31 of this Form 10-K.

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

        4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996. (SEC File No. 00-19725).

       10(a)* Registrant's Management Incentive Bonus Plan for Fiscal Year 2003, incorporated by reference from the Registrant's Form 10-Q filed on October 30, 2002.

       10(b)* Registrant's Employee Stock Option Plan, as amended, incorporated by reference from the Registrant's Form 10-K filed on September 18, 2002.

       10(c)* Registrant's 1989 Non-Qualified Stock Option Plan for Directors, as amended, incorporated by reference from Exhibit B of the Registrant's 1997 Proxy Statement as amended at the Annual Meeting of Shareholders on October 31, 2000.

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

       10(l)* Registrant's Executive Retention Plan, dated January 1, 2002, incorporated by reference from the Registrant's Form 10-Q filed on October 30, 2002.

       10(m)* Registrant's Nonqualified Deferred Compensation Plan, dated
              December 31, 2001, as amended, incorporated by reference from the Registrant's Form 10-Q filed on January 24, 2002.

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

       31     Rule 13a-14(a) Certifications.

       32     Section 1350 Certifications.

*  Denotes management contract or compensatory plan or arrangement.

(b)    Exhibit and reports on Form 8-K.

       On April 23, 2003, the Company furnished under Items 9 and 12 its April 23, 2003 press release containing its third quarter earnings information.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


Shareholders and Board of Directors
Perrigo Company
Allegan, Michigan

The audits referred to in our report on Perrigo Company and Subsidiaries dated July 25, 2003, relating to the consolidated financial statements of Perrigo Company, which is contained in Item 8 of this Form 10-K for the year ended June 28, 2003, included the audit of Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



By:  /s/ BDO Seidman, LLP
    -----------------------------
          BDO Seidman, LLP

Grand Rapids, Michigan
July 25, 2003

                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

                                 PERRIGO COMPANY
                                 (in thousands)



                                                           Balance            Charged to                               Balance
                                                         at Beginning         Costs and                                at End
         Description                                      of Period            Expenses          Deductions(1)        of Period
         -----------                                     ------------         ----------         -------------        ----------
Year Ended June 30, 2001:
  Reserves and allowances deducted from
    asset accounts:
            Allowance for uncollectible accounts          $    5,997          $    1,870          $    1,069          $    6,798

Year Ended June 29, 2002:
  Reserves and allowances deducted from
    asset accounts:
            Allowance for uncollectible accounts          $    6,798          $    2,013          $      346          $    8,465

Year Ended June 28, 2003:
  Reserves and allowances deducted from
    asset accounts:
            Allowance for uncollectible accounts          $    8,465          $    2,476          $      699          $   10,242


(1)  Uncollectible accounts charged off, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal ended June 28, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 15th of August 2003.

                                   PERRIGO COMPANY



                                   By: /s/ David T. Gibbons
                                       ------------------------------------
                                       David T. Gibbons
                                       Chairman of the Board, President and
                                       Chief Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints David T. Gibbons and Douglas R. Schrank and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 28, 2003 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 28, 2003 has been signed by the following persons in the capacities indicated on the 15th of August 2003.


          Signature                                                       Title
          ---------                                                       -----
/s/ David T. Gibbons                                    Chairman of the Board, President, and Chief
---------------------------------------                 Executive Officer
David T. Gibbons                                        (Principal Executive Officer)



/s/ Douglas R. Schrank                                  Executive Vice President and Chief Financial Officer
-------------------------------------                   (Principal Accounting and Financial Officer)
Douglas R. Schrank


                                                        Director
-------------------------------------
Laurie Brlas



/s/ Gary M. Cohen                                       Director
----------------------------------------
Gary M. Cohen



/s/ Peter R. Formanek                                   Director
--------------------------------------
Peter R. Formanek



 /s/ Larry D. Fredricks                                 Director
-----------------------------------------
Larry D. Fredricks



/s/ Judith A. Hemberger                                 Director
--------------------------------------
Judith A. Hemberger



/s/ Michael J. Jandernoa                                Director
--------------------------------------
Michael J. Jandernoa



/s/ Gary K. Kunkle, Jr.                                 Director
-----------------------------------------
Gary K. Kunkle, Jr.



/s/ Herman Morris, Jr.                                  Director
----------------------------------------
Herman Morris, Jr.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER        DOCUMENT
------        --------
  21          Subsidiaries of the Registrant

  23          Consent of BDO Seidman, LLP

  31          Rule 13a-14(a) Certifications.

  32          Section 1350 Certifications.