Form 10-Q
period 2003-09-27
PERRIGO CO
filed 2003-10-24
CIK 820096

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 27, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    ------------

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MICHIGAN                              38-2799573
      --------------------------------              -------------------
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

          515 EASTERN AVENUE
           ALLEGAN, MICHIGAN                               49010
         ---------------------                          ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
      CLASS OF COMMON STOCK                       OCTOBER 21, 2003
      ---------------------                       ----------------
          WITHOUT PAR                                69,872,968


================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
ended September 27, 2003 and September 28, 2002                                                1

Condensed consolidated balance sheets -- September 27, 2003,
June 28, 2003 and September 28, 2002                                                           2

Condensed consolidated statements of cash flows -- For the quarters
ended September 27, 2003 and September 28, 2002                                                3

Notes to condensed consolidated financial statements -- September 27, 2003                     4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                          8

Item 3. Quantitative and Qualitative Disclosures About Market Risks                           11

Item 4. Controls and Procedures                                                               12

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                      12

SIGNATURES                                                                                    14

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                             First Quarter
                                                                   -------------------------------
                                                                       2004               2003
                                                                   ------------       ------------
                                                                                      (as adjusted)
                   Net sales                                        $  209,805         $  213,215
                   Cost of sales                                       151,819            151,536
                                                                    ----------         ----------
                   Gross profit                                         57,986             61,679
                                                                    ----------         ----------
                   Operating expenses
                      Distribution                                       3,522              4,027
                      Research and development                           5,713              5,448
                      Selling and administration                        23,406             25,603
                                                                    ----------         ----------
                        Subtotal                                        32,641             35,078
                      Unusual litigation                                    --             (3,128)
                                                                    ----------         ----------
                        Total                                           32,641             31,950
                                                                    ----------         ----------
                   Operating income                                     25,345             29,729
                   Interest and other, net                                (449)              (208)
                                                                    ----------         ----------
                   Income before income taxes                           25,794             29,937
                   Income tax expense                                    9,286             11,159
                                                                    ----------         ----------
                   Net income                                       $   16,508         $   18,778
                                                                    ==========         ==========
                   Earnings per share
                      Basic                                         $     0.24         $     0.27
                      Diluted                                       $     0.23         $     0.26

                   Weighted average shares outstanding
                      Basic                                             70,040             70,719
                      Diluted                                           71,809             71,745


     See accompanying notes to condensed consolidated financial statements.
                                       -1-

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      September 27,         June 28,          September 28,
                                                                          2003                2003                2002
                                                                      -------------        -----------        -------------
Assets                                                                 (unaudited)                             (unaudited)
Current assets                                                                                                (as adjusted)
   Cash and cash equivalents                                           $    83,046         $    93,827         $    49,214
   Accounts receivable                                                      99,200              87,018             105,777
   Inventories                                                             149,872             160,326             163,704
   Current deferred income taxes                                            30,359              32,643              23,484
   Prepaid expenses and other current assets                                10,844               5,383               8,635
                                                                       -----------         -----------         -----------
          Total current assets                                             373,321             379,197             350,814

Property and equipment                                                     431,777             429,115             405,258
   Less accumulated depreciation                                           216,389             210,337             195,486
                                                                       -----------         -----------         -----------
                                                                           215,388             218,778             209,772

Goodwill                                                                    35,919              35,919              35,919
Non-current deferred income taxes                                            6,677               3,968               3,668
Other non-current assets                                                    19,140               6,108               4,295
                                                                       -----------         -----------         -----------
                                                                       $   650,445         $   643,970         $   604,468
                                                                       ===========         ===========         ===========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                    $    67,616         $    72,186         $    78,431
   Notes payable                                                             7,191               8,980               8,729
   Payroll and related taxes                                                22,354              40,535              23,232
   Accrued expenses                                                         41,276              36,590              39,740
   Accrued income taxes                                                     15,264               5,568              17,864
   Current deferred income taxes                                             2,965               2,683               3,621
                                                                       -----------         -----------         -----------
          Total current liabilities                                        156,666             166,542             171,617

Non-current deferred income taxes                                           25,538              25,484              22,722
Other non-current liabilities                                                4,727               3,520               3,079

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized                 --                  --                  --
   Common stock, without par value, 200,000 shares authorized               90,363              88,990              80,120
   Unearned compensation                                                       (56)               (111)               (499)
   Accumulated other comprehensive income                                      187               1,282                 952
   Retained earnings                                                       373,020             358,263             326,477
                                                                       -----------         -----------         -----------
          Total shareholders' equity                                       463,514             448,424             407,050
                                                                       -----------         -----------         -----------
                                                                       $   650,445         $   643,970         $   604,468
                                                                       ===========         ===========         ===========
Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                     $     9,321         $    10,242         $     8,050
   Allowance for inventory                                             $    21,602         $    21,717         $    20,714
   Working capital                                                     $   216,655         $   212,655         $   179,197
   Preferred stock, shares issued                                               --                  --                  --
   Common stock, shares issued                                              69,994              70,034              69,424

     See accompanying notes to condensed consolidated financial statements.
                                       -2-

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                 First Quarter
                                                          -----------------------------
                                                             2004              2003
                                                          ----------         ----------
Cash Flows From Operating Activities                                        (as adjusted)
   Net income                                             $   16,508         $   18,778
   Adjustments to derive cash flows
     Depreciation                                              7,031              6,865
     Compensation - stock options                              1,318              1,333
     Deferred income taxes                                       (77)               746
   Changes in operating assets and liabilities
     Accounts receivable                                     (12,352)           (23,283)
     Inventories                                              10,276             (8,188)
     Accounts payable                                         (4,439)             4,659
     Payroll and related taxes                               (18,175)            (8,104)
     Income taxes payable                                      9,705              9,759
     Accrued expenses                                          4,712              7,049
     Other                                                    (6,312)              (256)
                                                          ----------         ----------
         Net cash from operating activities                    8,195              9,358
                                                          ----------         ----------

Cash Flows For Investing Activities
   Additions to property and equipment                        (4,993)            (5,116)
   Non-current note receivable                               (10,000)                --
   Investment in equity subsidiaries                          (1,000)                --
                                                          ----------         ----------
         Net cash for investing activities                   (15,993)            (5,116)
                                                          ----------         ----------

Cash Flows For Financing Activities
   Borrowings (repayments) of short-term debt, net            (1,631)              (156)
   Issuance of common stock                                      400                143
   Repurchase of common stock                                   (343)           (32,025)
   Cash dividends paid                                        (1,751)                --
   Other                                                          --                 59
                                                          ----------         ----------
         Net cash for financing activities                    (3,325)           (31,979)
                                                          ----------         ----------

         Net decrease in cash and cash equivalents           (11,123)           (27,737)
Cash and cash equivalents, at beginning of period             93,827             76,824
Effect of exchange rate changes on cash                          342                127
                                                          ----------         ----------
Cash and cash equivalents, at end of period               $   83,046         $   49,214
                                                          ==========         ==========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
     Interest paid                                        $      162         $      257
     Income taxes paid                                    $      579         $      657

     See accompanying notes to condensed consolidated financial statements.
                                       -3-

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 2003
                                 (in thousands)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The Company has reclassified certain amounts in the prior years to conform to the current year presentation.

Operating results for the quarter ended September 27, 2003 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 28, 2003.

The Financial Accounting Standards Board (FASB) Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities", addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The FASB deferred the implementation of FIN 46 relating to potential variable interest entities that existed prior to February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. The Company is evaluating the impact of FIN 46 and believes that the provisions of FIN 46 will not have a material impact on the Company's consolidated financial position or results of operations.

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows:

                                                                            First Quarter
                                                                    ----------------------------
                                                                       2004              2003
                                                                    ----------        ----------

Numerator
Net income used for both basic and diluted EPS                      $   16,508        $   18,778
                                                                    ==========        ==========
Denominator
Weighted average shares outstanding for basic EPS                       70,040            70,719
Dilutive effect of stock options                                         1,769             1,026
                                                                    ----------        ----------
Weighted average shares outstanding for diluted EPS                     71,809            71,745
                                                                    ==========        ==========

Options outstanding that are anti-dilutive were 1,690 and 3,403 for the first quarter of fiscal 2004 and 2003, respectively. These options are excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                                         September 27,         June 28,        September 28,
                                             2003                2003              2002
                                         -------------      -------------      -------------
         Finished goods                   $    58,282        $    59,547        $    66,765
         Work in process                       53,610             58,628             59,629
         Raw materials                         37,980             42,151             37,310
                                          -----------        -----------        -----------
                                          $   149,872        $   160,326        $   163,704
                                          ===========        ===========        ===========

The Company maintains a reserve for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory reserve of $21,602 at September 27, 2003, $21,717 at June 28, 2003 and $20,714 at September
28, 2002.

NOTE D - SHAREHOLDERS' EQUITY

In fiscal 2004, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. The Company has purchased shares of common stock as follows:

                                   Shares            Total
                                 ----------        ----------
         Fiscal 2004                     25        $      343
         Fiscal 2003                  3,296            33,682
         Fiscal 2002                  2,533            31,923
         Fiscal 2001                    137             1,089
                                 ----------        ----------
                                      5,991        $   67,037
                                 ==========        ==========

Since November 2000, the Board of Directors has approved a total expenditure of $80,000 with a remaining balance of $12,963 available to purchase additional shares. The common stock repurchased was retired upon purchase for all years.

The Company has two stock option compensation plans for employees and directors. Prior to the second quarter of fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost was reflected in results reported prior to the second quarter of fiscal 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning in the second quarter of fiscal 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS 123, as amended by SFAS 148, been applied to all awards granted to employees after July 1, 1995. Compensation costs are included in selling and administration operating expenses.

The adoption of the fair value method and the retroactive restatement method selected by the Company resulted in a reduction of retained earnings at June 30, 2002 of $19,458, representing the cumulative stock option compensation recorded for prior years net of the tax effect.

NOTE E - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                               First Quarter
                                                        -----------------------------
                                                           2004               2003
                                                        ----------         ----------
Net income                                              $   16,508         $   18,778
Other comprehensive income:
  Foreign currency translation adjustments                  (1,095)               579
                                                        ----------         ----------
Comprehensive income                                    $   15,413         $   19,357
                                                        ==========         ==========

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company is currently defending numerous individual lawsuits pending in various state and federal courts involving phenylpropanolamine (PPA), an ingredient formerly used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in November 2000 at the request of the United States Food and Drug Administration. These cases allege that the plaintiffs suffered injury, generally some type of stroke, from ingesting PPA-containing products. Many of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

Guarantees of debt obligations are primarily issued to support borrowing arrangements entered into by two of the Company's foreign subsidiaries. The Company has guarantees of approximately $8,000 as of September 27, 2003. Although this amount represents the maximum exposure to loss, the Company believes the actual risk of loss is insignificant. Of this amount, $7,191 was recorded in the financial statements as notes payable as of September 27, 2003.

NOTE G - SEGMENT INFORMATION

The Company has one reportable segment, store brand health care, that encompasses two operating segments, OTC pharmaceuticals and nutritional products. All other consists primarily of the operating segments Quimica y Farmacia S.A. de C.V. (Quifa), the Company's Mexican operating subsidiary, and Wrafton Laboratories Limited (Wrafton), the Company's United Kingdom operating subsidiary, neither of which meet the quantitative thresholds for separate disclosure. The costs related to the Company's entry into the market for generic prescription drug products are included in all other and are immaterial. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies.

                                        Store Brand            All
                                        Health Care           Other              Total
                                        -----------         ----------         ----------

First Quarter 2004
     Net sales                           $  190,725         $   19,080         $  209,805
     Operating income                    $   24,900         $      445         $   25,345
     Operating income %                        13.1%               2.3%              12.1%

First Quarter 2003
     Net sales                           $  195,069         $   18,146         $  213,215
     Operating income                    $   29,149         $      580         $   29,729
     Operating income %                        14.9%               3.2%              13.9%

NOTE H - RESTRUCTURING

Update of 2002 restructuring -- The Company approved a restructuring plan related to its Mexican operating company, Quifa, in the fourth quarter of fiscal 2002. The implementation of the plan began in June 2002 and was completed in September 2003. No additional charges related to the restructuring plan were recorded in fiscal 2004. In the first quarter of fiscal 2004, $230 was paid related to severance. Twenty-two administrative and production employees were terminated. The activity of the restructuring reserve is detailed in the following table:

                                  Fiscal 2002 Restructuring
                                  Severance and Other costs
                                  -------------------------
Balance at June 28, 2003                        230
Reduction                                      (230)
                                         ----------
Balance at September 27, 2003            $       --
                                         ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    FIRST QUARTER FISCAL YEARS 2004 AND 2003
                                 (in thousands)

RESULTS OF OPERATIONS

STORE BRAND HEALTH CARE

                                                 First Quarter
                                         -----------------------------
                                           2004                2003
                                         ----------         ----------
         Net sales                       $  190,725         $  195,069
         Gross profit                    $   54,439         $   57,017
         Gross profit %                        28.5%              29.2%

         Operating expenses              $   29,539         $   27,868
         Operating expenses %                  15.5%              14.3%

         Operating income                $   24,900         $   29,149
         Operating income %                    13.1%              14.9%

Net Sales

First quarter net sales for fiscal 2004 decreased $4,344 to $190,725 from $195,069 during fiscal 2003. Net sales decreased approximately $18,000, primarily due to lower unit sales of cough/cold and vitamin products. The decline was offset by sales of new products including loratadine and pseudoephedrine sulfate extended release tablets and a branded starch blocker.

Gross Profit

First quarter gross profit decreased $2,578 or 5% during fiscal 2004 compared to fiscal 2003. The gross profit percent to net sales was 28.5% in fiscal 2004 compared to 29.2% in fiscal 2003. The decrease in gross profit percent was primarily due to fixed costs related to lower production volumes and an unfavorable mix of products sold in the first quarter of fiscal 2004.

Operating Expenses

First quarter operating expenses increased $1,671 or 6% during fiscal 2004 compared to fiscal 2003. Operating expenses were favorably impacted by unusual litigation income of $3,128 in the first quarter of 2003. Selling and administration decreased $1,216 primarily due to a reduction in compensation related costs.

ALL OTHER

                                                 First Quarter
                                         ------------------------------
                                            2004               2003
                                         ----------         ----------
         Net sales                       $   19,080         $   18,146
         Gross profit                    $    3,547         $    4,662
         Gross profit %                        18.6%              25.7%

         Operating expenses              $    3,102         $    4,082
         Operating expenses %                  16.3%              22.5%

         Operating income                $      445         $      580
         Operating income %                     2.3%               3.2%

Net Sales

First quarter net sales for fiscal 2004 increased by $934 or 5% to $19,080 from $18,146 during fiscal 2003, primarily due to increased volume at Quifa.

Gross Profit

First quarter gross profit decreased by $1,115 or 24% during fiscal 2004 compared to fiscal 2003. The gross profit percent to net sales was 18.6% in fiscal 2004 compared to 25.7% in fiscal 2003. The decrease was primarily due to lower margin contract sales in the mix of products sold by Wrafton and the decision to exit the small retailer market as a part of the restructuring at Quifa.

Operating Expenses

First quarter operating expenses decreased by $980 or 24% during fiscal 2004 compared to fiscal 2003, primarily due to cost savings measures implemented at Quifa as a result of the restructuring and exiting of the small retailer market.

INTEREST AND OTHER (CONSOLIDATED)

Interest income was $95 for fiscal 2004 compared to interest expense of $46 for fiscal 2003. Other income was $354 for fiscal 2004 as compared to $254 for fiscal 2003.

INCOME TAXES (CONSOLIDATED)

For the first quarter of fiscal 2004, the effective tax rate was 36.0% compared to 37.3% for fiscal 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $33,832 to $83,046 at September 27, 2003 from $49,214 at September 28, 2002. Working capital, including cash, increased $37,458 to $216,655 at September 27, 2003 from $179,197 at September 28, 2002.
The Company's priorities for use of the cash and cash equivalents include support of seasonal working capital demands, investment in capital assets, opportunistic repurchase of common stock and acquisition of complementary businesses that could leverage retailer relationships, offer a product niche opportunity or support geographic expansion.

Year-to-date net cash provided by operating activities decreased $1,163 to $8,195 for fiscal 2004 compared to $9,358 for fiscal 2003. Earnings from operations in the first quarter of fiscal 2003 included an after-tax benefit of $2,000 from a vitamin litigation settlement.

Year-to-date net cash used for investing activities increased $10,877 to $15,993 for fiscal 2004 compared to $5,116 for fiscal 2003. In August 2003, the Company entered into long-term agreements for the development and distribution of certain generic products. As a part of the agreements, the Company loaned $10,000 to its partner. Repayment of the note receivable is expected to begin in fiscal 2007.

Capital expenditures for facilities and equipment for fiscal 2004 were for normal equipment replacement and productivity enhancements. Capital expenditures are anticipated to be $20,000 to $25,000 for the remainder of fiscal 2004.

Year-to-date net cash used for financing activities decreased $28,654 to $3,325 for fiscal 2004 compared to $31,979 for fiscal 2003 due to a reduction in common stock repurchases.

In fiscal 2004, the Company purchased 25 shares of its common stock for $343. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. Since November 2000, the Board of Directors has approved a total expenditure of $80,000 with a remaining balance of $12,963 available to purchase additional shares. The common stock repurchased was retired upon purchase for all years.

In the third quarter of fiscal 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $1,751 for fiscal 2004. The Company expects to continue paying quarterly dividends in the foreseeable future.

The Company had no long-term debt at September 27, 2003 and had $75,000 available on its unsecured credit facility. Cash and cash equivalents, cash flows from operations and borrowings from its credit facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

CRITICAL ACCOUNTING POLICIES

Determination of certain amounts in the Company's financial statements requires the use of estimates. These estimates are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. Discussed below are the accounting policies considered by management to require the most judgment and to be critical in the preparation of the financial statements.

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $9,321, $10,242 and $8,050 at September 27, 2003, June 28, 2003 and September 28, 2002, respectively.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand, and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $21,602, $21,717 and $20,714 at September 27, 2003, June 28, 2003
and September 28, 2002, respectively.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing of goodwill is performed in the second quarter of the fiscal year.

Product Liability and Workers' Compensation - The Company maintains reserves to provide for claims incurred that are related to product liability and workers' compensation. In estimating these reserves, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales and payroll expenses. Changes in these estimates and assumptions may result in additional reserves. The reserve for product liability claims was $3,473, $3,229, and $1,648 at September 27, 2003, June 28, 2003 and September 28, 2002,
respectively. The reserve for workers' compensation claims was $3,479, $3,632 and $3,451 at September 27, 2003, June 28, 2003 and September 28, 2002, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" on pages 25-30 of the Company's Form 10-K for the year ended June 28, 2003 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense related to its variable rate line of credit used to finance working capital when necessary and for general corporate purposes. The Company had invested cash and cash equivalents of $83,046 and no outstanding borrowings on its credit facility at September 27, 2003. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

The Company has operations in Mexico and the United Kingdom. These operations transact business in the local currency, thereby creating exposures to changes in exchange rates. The Company does not currently have hedging or similar foreign currency contracts. Significant currency fluctuations could adversely impact foreign revenues; however, the Company does not expect any significant changes in foreign currency exposure in the near future.

Item 4. Controls and Procedures

As of September 27, 2003, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 27, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         10(a)* Registrant's Management Incentive Bonus Plan, effective June 29, 2003.

         31                Rule 13a-14(a) Certifications.

         32                Section 1350 Certifications.

* Denotes management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         On August 11, 2003, the Company furnished under Items 9 and 12 its August 11, 2003 press release containing its full year and fourth quarter earnings release for the year ended June 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PERRIGO COMPANY
                                      -----------------------------------
                                      (Registrant)



Date: October 23, 2003                By: /s/David T. Gibbons
     -----------------------              ------------------------------------------------------
                                          David T. Gibbons
                                          Chairman, President and Chief Executive Officer




Date: October 23, 2003                By: /s/Douglas R. Schrank
     ------------------------             -----------------------------------------------------
                                          Douglas R. Schrank
                                          Executive Vice President and Chief Financial Officer
                                          (Principal Accounting and Financial Officer)