Form 10-Q
period 2003-12-27
PERRIGO CO
filed 2004-02-04
CIK 820096

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

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 27, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ______TO______

                         COMMISSION FILE NUMBER 0-19725

                                PERRIGO COMPANY
                             ---------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         OUTSTANDING AT
   CLASS OF COMMON STOCK                                JANUARY 23, 2004
   ---------------------                                ----------------
        WITHOUT PAR                                        70,124,170

================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
and year-to-date ended December 27, 2003 and December 28, 2002                   1

Condensed consolidated balance sheets -- December 27, 2003,
June 28, 2003 and December 28, 2002                                              2

Condensed consolidated statements of cash flows -- For the year-to-date
ended December 27, 2003 and December 28, 2002                                    3

Notes to condensed consolidated financial statements                             4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                            9

Item 3. Quantitative and Qualitative Disclosures About Market Risks             16

Item 4. Controls and Procedures                                                 16

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
of Equity Securities                                                            17

Item 4. Submission of Matters to a Vote of Security Holders                     17

Item 6. Exhibits and Reports on Form 8-K                                        18

SIGNATURES                                                                      19

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands, except per share amounts)
                                   (unaudited)

                                             Second Quarter              Year-To-Date
                                      -------------------------    ------------------------
                                         2004           2003          2004          2003
                                      ----------     ----------    ----------    ----------
                                                   (as adjusted)               (as adjusted)
Net sales                             $ 245,094      $ 227,521     $ 454,899     $ 440,736
Cost of sales                           171,198        163,225       323,017       314,761
                                      ---------      ---------     ---------     ---------
Gross profit                             73,896         64,296       131,882       125,975

Operating expenses
   Distribution                           3,833          4,083         7,355         8,110
   Research and development               6,186          5,321        11,899        10,769
   Selling and administration            25,107         28,547        48,513        54,150
                                      ---------      ---------     ---------     ---------
     Subtotal                            35,126         37,951        67,767        73,029
   Unusual litigation                         -              -             -        (3,128)
                                      ---------      ---------     ---------     ---------
     Total                               35,126         37,951        67,767        69,901
                                      ---------      ---------     ---------     ---------

Operating income                         38,770         26,345        64,115        56,074
Interest and other, net                    (504)          (514)         (953)         (722)
                                      ---------      ---------     ---------     ---------

Income before income taxes               39,274         26,859        65,068        56,796
Income tax expense                        1,039         10,045        10,325        21,204
                                      ---------      ---------     ---------     ---------

Net income                            $  38,235      $  16,814     $  54,743     $  35,592
                                      =========      =========     =========     =========

Earnings per share
   Basic                              $    0.55      $    0.24     $    0.78     $    0.51
   Diluted                            $    0.53      $    0.24     $    0.76     $    0.50

Weighted average shares outstanding
   Basic                                 69,967         69,273        70,006        70,000
   Diluted                               71,500         70,394        71,568        71,003

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             December 27,    June 28,    December 28,
                                                                 2003          2003          2002
                                                             ------------   ---------    -------------
                                                             (unaudited)                  (unaudited)
                                                                                         (as adjusted)
Assets
Current assets
   Cash and cash equivalents                                 $   110,809    $  93,827      $  71,773
   Accounts receivable                                           123,832       87,018        102,722
   Inventories                                                   142,626      160,326        153,477
   Current deferred income taxes                                  30,455       32,643         23,970
   Prepaid expenses and other current assets                       9,358        5,383          6,907
                                                             -----------    ---------      ---------
          Total current assets                                   417,080      379,197        358,849

Property and equipment                                           459,397      429,115        411,858
   Less accumulated depreciation                                 233,706      210,337        201,759
                                                             -----------    ---------      ---------
                                                                 225,691      218,778        210,099

Goodwill                                                          35,919       35,919         35,919
Non-current deferred income taxes                                  6,976        3,968          3,320
Other non-current assets                                          21,579        6,108          4,678
                                                             -----------    ---------      ---------
                                                             $   707,245    $ 643,970      $ 612,865
                                                             ===========    =========      =========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                          $    81,487    $  72,186      $  68,970
   Notes payable                                                   8,109        8,980          9,469
   Payroll and related taxes                                      28,337       40,535         27,884
   Accrued expenses                                               46,941       36,590         41,931
   Accrued income taxes                                            6,068        5,568          9,872
   Current deferred income taxes                                   2,975        2,683          2,313
                                                             -----------    ---------      ---------
          Total current liabilities                              173,917      166,542        160,439

Non-current deferred income taxes                                 26,060       25,484         23,778
Other non-current liabilities                                      5,128        3,520          3,212

Shareholders' equity
   Preferred stock, without par value, 10,000 shares
      authorized                                                       -            -              -
   Common stock, without par value, 200,000 shares
      authorized                                                  92,404       88,990         81,669
   Unearned compensation                                            (608)        (111)          (414)
   Accumulated other comprehensive income                          1,540        1,282            890
   Retained earnings                                             408,804      358,263        343,291
                                                             -----------    ---------      ---------
          Total shareholders' equity                             502,140      448,424        425,436
                                                             -----------    ---------      ---------
                                                             $   707,245    $ 643,970      $ 612,865
                                                             ===========    =========      =========

Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                           $     7,623    $  10,242      $   9,465
   Allowance for inventory                                   $    22,124    $  21,717      $  20,855
   Working capital                                           $   243,163    $ 212,655      $ 198,410
   Preferred stock, shares issued                                      -            -              -
   Common stock, shares issued                                    70,076       70,034         69,479

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Year-To-Date
                                                                 --------------------------
                                                                    2004           2003
                                                                    ----           ----
                                                                              (as adjusted)
Cash Flows From Operating Activities
   Net income                                                    $  54,743      $  35,592
   Adjustments to derive cash flows
     Depreciation and amortization                                  14,367         13,520
     Compensation - stock options                                    2,609          2,667
     Deferred income taxes                                            (683)           338
   Changes in operating assets and liabilities, net of amounts acquired in a business acquisition
     Accounts receivable                                           (30,761)       (20,155)
     Inventories                                                    25,741          2,137
     Accounts payable                                                3,246         (5,458)
     Payroll and related taxes                                     (12,189)        (3,453)
     Accrued income taxes                                              500          1,794
     Accrued expenses                                                7,510          9,197
     Other                                                          (5,202)         1,330
                                                                 ---------      ---------
         Net cash from operating activities                         59,881         37,509
                                                                 ---------      ---------

Cash Flows For Investing Activities
   Additions to property and equipment                             (13,535)       (12,022)
   Non-current note receivable                                     (10,000)             -
   Acquisition of a business                                       (13,401)             -
   Investment in equity subsidiaries                                (2,000)             -
                                                                 ---------      ---------
         Net cash for investing activities                         (38,936)       (12,022)
                                                                 ---------      ---------

Cash Flows For Financing Activities
   Borrowings (repayments) of short-term debt, net                    (765)         1,107
   Tax benefit of stock transactions                                   355             59
   Issuance of common stock                                          2,390          1,059
   Repurchase of common stock                                       (1,940)       (32,667)
   Cash dividends paid                                              (4,202)             -
   Other                                                                 -           (117)
                                                                 ---------      ---------
         Net cash for financing activities                          (4,162)       (30,559)
                                                                 ---------      ---------

         Net Increase (Decrease) in Cash and Cash Equivalents       16,783         (5,072)
Cash and cash equivalents, at beginning of period                   93,827         76,824
Effect of exchange rate changes on cash                                199             21
                                                                 ---------      ---------
Cash and cash equivalents, at end of period                      $ 110,809      $  71,773
                                                                 =========      =========

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
   Interest paid                                                 $     213      $     467
   Income taxes paid                                             $   9,539      $  18,922

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 2003
                                 (in thousands)

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

Operating results for the quarter and year-to-date ended December 27, 2003 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 28, 2003.

In December 2003, the Company acquired Peter Black Pharmaceuticals, Ltd. (Peter Black) for $13,401 in cash. Peter Black, located in the United Kingdom, is the largest manufacturer of store brand vitamin and nutritional supplement products for grocery stores, pharmacies and contract customers in the United Kingdom. The assets and liabilities, which are not considered significant to the Company, are included in the Company's consolidated balance sheet at December 27, 2003. No goodwill was recorded as a result of the acquisition. Results of operations will be included beginning in the third quarter of fiscal 2004.

Financial Accounting Standards Board (FASB) Interpretation 46, as revised by 46R (FIN 46R), requires that if a business enterprise has a controlling financial interest in a variable interest entity, and is considered the primary beneficiary, the assets, liabilities and results of the activities of the variable interest entity shall be included in the consolidated financial statements of the business enterprise. As a result of the Company's evaluation of the requirements of FIN 46R, no variable interest entities that are subject to consolidation were identified and, as such, the adoption of FIN 46R for fiscal year 2004 had no impact on the Company's consolidated financial position or results of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. In response to this new law, the FASB released FASB Staff Position (FSP) 106-1, which would permit deferral of any accounting for the effects of the Act pending further consideration of the underlying accounting issues, unless a sponsor amends its plan. The Company is a sponsor of a postretirement health care plan (plan) that provides prescription drug benefits. In accordance with this FSP, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the Act on the plan. The

Company is currently evaluating any effects the Act may have on the plan and its financial statements.

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows:

                                                         Second Quarter         Year-to-Date
                                                       -----------------     ------------------
                                                        2004       2003       2004       2003
                                                        ----       ----       ----       ----
Numerator
Net income used for both basic and diluted EPS         $38,235    $16,814    $54,743    $35,592
                                                       =======    =======    =======    =======

Denominator
Weighted average shares outstanding for basic EPS       69,967     69,273     70,006     70,000
Dilutive effect of stock options                         1,533      1,121      1,562      1,003
                                                       -------    -------    -------    -------
Weighted average shares outstanding for diluted EPS     71,500     70,394     71,568     71,003
                                                       =======    =======    =======    =======

Options outstanding that are anti-dilutive were 2,182 and 3,469 for the first half of fiscal 2004 and 2003, respectively. These options are excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:


                   December 27,  June 28,  December 28,
                      2003         2003        2002
                      ----         ----        ----
Finished goods       $ 55,297    $ 59,547    $ 57,370
Work in process        48,538      58,628      58,801
Raw materials          38,791      42,151      37,306
                     --------    --------    --------
                     $142,626    $160,326    $153,477
                     ========    ========    ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $22,124 at December 27, 2003, $21,717 at June 28, 2003 and $20,855 at December 28, 2002.

NOTE D - SHAREHOLDERS' EQUITY

In fiscal 2004, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations.

The total remaining expenditure approved by the Board of Directors for the repurchase of additional shares is $31,366. The repurchases were authorized in $20,000 increments announced on August 20, 2002 and October 29, 2003 and will expire on February 19, 2004 and April 28, 2005, respectively. No share repurchase programs expired or were terminated during the periods noted. The common stock repurchased was retired upon purchase.

The following table lists the repurchase of shares by period for fiscal year
2004:

                                           Number of
                                             Shares
                                           Purchased     Value        Value
                      Total     Average      Under         of       of Shares
                    Number of    Price     Publicly    Additional   Available
                      Shares    Paid per   Announced     Shares       for
   Fiscal 2004      Purchased    Share       Plans      Approved    Purchase
   -----------      ---------   --------   ---------   ----------   ---------
June 29 to Aug 2         -             -        -               -   $  13,306
Aug 3 to Aug 30          -             -        -               -      13,306
Aug 31 to Sept 27       25      $  13.79       25               -      12,961
Sept 28 to Nov 1       121         13.18      121      $   20,000      31,366
Nov 2 to Nov 29          -             -        -               -      31,366
Nov 30 to Dec 27         -             -        -               -      31,366
                       ---                    ---      ----------
Total                  146                    146      $   20,000
                       ===                    ===      ==========

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

NOTE E - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                  Second Quarter            Year-to-Date
                                              ---------------------    --------------------
                                                2004         2003        2004        2003
                                                ----         ----        ----        ----
Net income                                    $ 38,235    $ 16,814     $ 54,743    $ 35,592
Other comprehensive income:
  Foreign currency translation adjustments       1,353         (62)         258         517
                                              --------    --------     --------    --------
Comprehensive income                          $ 39,588    $ 16,752     $ 55,001    $ 36,109
                                              ========    ========     ========    ========

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company is currently defending numerous individual lawsuits pending in various state and federal courts involving phenylpropanolamine (PPA), an ingredient formerly used in the manufacture of certain over-the-counter cough/cold and diet products. The Company discontinued using PPA in November 2000 at the request of the United States Food and Drug Administration. These cases allege that the plaintiffs suffered injury, generally some type of stroke, from ingesting PPA-containing products. Many of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

The U.S. Federal Trade Commission (FTC) is investigating a 1998 agreement between Alpharma, Inc. and the Company. The inquiry could result in the Company being involved in further proceedings with the FTC or state attorneys general. The Company is cooperating with the FTC.

Guarantees of debt obligations are primarily issued to support borrowing arrangements entered into by two of the Company's foreign subsidiaries. The Company has guarantees of approximately $8,109 as of December 27, 2003. Although this amount represents the maximum exposure to loss, the Company believes the actual risk of loss is insignificant. Of this amount, $8,109 was recorded in the financial statements as notes payable as of December 27, 2003.

NOTE G - SEGMENT INFORMATION

The Company has reorganized its segment reporting with the acquisition of Peter Black. The Company has four reporting segments; Consumer Healthcare, UK Operations, Mexico Operations and Pharmaceuticals. Consumer Healthcare includes the U.S. operations supporting the sale of over-the-counter drug and nutrition products. UK Operations support the sale of over-the-counter drug and nutrition products in the United Kingdom and includes the newly acquired Peter Black. Both Consumer Healthcare and UK Operations meet the quantitative thresholds requiring separate disclosure. Mexico Operations support the sale of over-the-counter drug products in Mexico. Pharmaceuticals includes the development and eventual sale of prescription drug products. While Mexico Operations and Pharmaceuticals do not meet the quantitative thresholds requiring separate disclosure, the Company feels that separately disclosing these segments provides valuable information to its shareholders. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                 Consumer         UK         Mexico
                                Healthcare    Operations   Operations  Pharmaceuticals     Total
                                -----------   ----------   ----------  ---------------   --------
Second Quarter 2004
     Net sales                   $222,788     $  14,965    $  7,341              -       $245,094
     Operating income (loss)     $ 37,867     $     900    $  1,081       $ (1,078)      $ 38,770
     Operating income %              17.0%          6.0%       14.7%             -           15.8%

Second Quarter 2003
     Net sales                   $205,284     $  13,416    $  8,821              -       $227,521
     Operating income            $ 24,191     $   1,038    $  1,116              -       $ 26,345
     Operating income %              11.8%          7.7%       12.7%             -           11.6%

Year-to-Date 2004
     Net sales                   $413,513     $  27,628    $ 13,758              -       $454,899
     Operating income (loss)     $ 62,767     $   1,334    $  1,371       $ (1,357)      $ 64,115
     Operating income %              15.2%          4.8%       10.0%             -           14.1%

Year-to-Date 2003
     Net sales                   $400,353     $  25,184    $ 15,199              -       $440,736
     Operating income            $ 53,340     $   1,778    $    956              -       $ 56,074
     Operating income %              13.3%          7.1%        6.3%             -           12.7%

NOTE H - RESTRUCTURING

Update of 2002 restructuring -- The Company approved a restructuring plan related to its Mexican operating company in the fourth quarter of fiscal 2002. The implementation of the plan began in June 2002 and was completed in September 2003. No additional charges related to the restructuring plan were recorded in fiscal 2004. The year-to date activity of the restructuring accrual is detailed in the following table:

                                             Fiscal 2002 Restructuring
                                             Severance and Other costs
                                             -------------------------
 Balance at June 28, 2003                                230
 Reduction - first quarter fiscal 2004                  (230)
                                                       -----
 Balance at December 27, 2003                          $   -
                                                       =====

NOTE I - SUBSEQUENT EVENT

Subsequent to the second quarter of fiscal 2004, the Company was notified by the Internal Revenue Service that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 in the second quarter of fiscal 2004, reducing its income tax accrual associated with these audits. The Company believes it has appropriately accrued for probable Federal income tax exposures subsequent to 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    SECOND QUARTER FISCAL YEARS 2004 AND 2003
                                 (in thousands)

RESULTS OF OPERATIONS

Segments

The Company has reorganized its segment reporting with the acquisition of Peter Black. The Company has four reporting segments; Consumer Healthcare, UK Operations, Mexico Operations and Pharmaceuticals. Consumer Healthcare includes the U.S. operations supporting the sale of over-the-counter drug and nutrition products. UK Operations support the sale of over-the-counter drug and nutrition products in the United Kingdom and includes the newly acquired Peter Black. Both Consumer Healthcare and UK Operations meet the quantitative thresholds requiring separate disclosure. Mexico Operations support the sale of over-the-counter drug products in Mexico. Pharmaceuticals includes the development and eventual sale of prescription drug products. While Mexico Operations and Pharmaceuticals do not meet the quantitative thresholds requiring separate disclosure, the Company feels that separately disclosing these segments provides valuable information to its shareholders. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Acquisition

In December 2003, the Company acquired Peter Black for $13,401 in cash. Peter Black, located in the United Kingdom, is the largest manufacturer of store brand vitamin and nutritional supplement products for grocery stores, pharmacies and contract customers in the United Kingdom selling to supermarket, drug and mass merchandise retailers under their store brand labels. The assets and liabilities, which are not considered significant to the Company, are included in the Company's consolidated balance sheet at December 27, 2003. Results of operations will be included beginning in the third quarter of 2004.

Tax Examination

Subsequent to the second quarter of fiscal 2004, the Company was notified by the Internal Revenue Service that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 in the second quarter of fiscal 2004, reducing its income tax accrual associated with these audits. The Company believes it has appropriately accrued for probable Federal income tax exposures subsequent to 2000.

Seasonality

The Company's sales of over-the-counter and nutrition products are subject to the seasonal demands of the cough/cold/flu and allergy products in the second and third quarters. The second quarter of fiscal 2004 saw higher sales for these products reflecting the peak in the cough/cold/flu season in the U.S. market. There can be no assurance that the third quarter will continue this trend or that it will equal the seasonal demand of last year's third quarter.

CONSUMER HEALTHCARE


                            Second Quarter             Year-to-Date
                        ----------------------    ----------------------
                          2004          2003         2004        2003
                          ----          ----         ----        ----
Net sales               $222,788     $205,284     $413,513     $400,353
Gross profit            $ 68,982     $ 58,354     $123,421     $115,371
Gross profit %              31.0%        28.4%        29.8%        28.8%

Operating expenses      $ 31,115     $ 34,163     $ 60,654     $ 62,031
Operating expenses %        14.0%        16.6%        14.7%        15.5%

Operating income        $ 37,867     $ 24,191     $ 62,767     $ 53,340
Operating income %          17.0%        11.8%        15.2%        13.3%

Net Sales

Second quarter net sales for fiscal 2004 increased 9% or $17,504 compared to fiscal 2003. Net sales increased approximately $24,000 primarily due to sales of a new product, loratadine and pseudoephedrine sulfate extended release tablets, and increased unit sales of existing analgesic and cough and cold products. The increase was offset by lower unit sales of existing vitamin products and products related to tablet/caplet gelatin coating processing.

Year-to-date net sales for fiscal 2004 increased 3% or $13,160 compared to fiscal 2003. Net sales increased approximately $29,000 primarily due to sales of new products, including loratadine and pseudoephedrine sulfate extended release tablets and a starch blocker, and increased unit sales of existing analgesic products. The increase was offset by lower unit sales of existing vitamin products and products related to tablet/caplet gelatin coating processing. Factors that contributed to the decline in sales of vitamin products included strong price competition, retail inventory levels and reduced store counts at a large retailer.

In December 2002, a supplier of tablet/caplet gelatin coating processing confirmed its intention to discontinue selling its services to the Company after March 31, 2003. The products affected by this process accounted for approximately $36,000 of net sales during the twelve months prior to the supplier discontinuation. The Company is working to arrange alternative sources of this coating, including development of coating manufacturing, to service customer requirements. Because of the difficulty of putting alternative plans in place, the Company estimates that up to one-half of this sales volume could be lost in fiscal 2004. Sales related to these products have decreased $8,000 during the first half of fiscal 2004 compared to fiscal 2003.

Gross Profit

Second quarter gross profit increased 18% or $10,628 during fiscal 2004 compared to fiscal 2003. The increase in gross profit percent was primarily due to improved operating efficiencies and success in certain supply chain initiatives.

Year-to-date gross profit increased 7% or $8,050 during fiscal 2004 compared to fiscal 2003. The increase in gross profit percent was primarily due to improved operating efficiencies and success in certain supply chain initiatives.

Operating Expenses

Second quarter operating expenses decreased 9% or $3,048 during fiscal 2004 compared to fiscal 2003. Selling and administration expenses decreased $3,096, primarily due to a reduction in bad debt expense.

Year-to-date operating expenses decreased 2% or $1,377 during fiscal 2004 compared to fiscal 2003. Selling and administration expenses decreased by $4,354 primarily due to a reduction in bad debt expense that was partially related to the settlement of a large customer's 2002 bankruptcy. Operating expenses were favorably impacted by unusual litigation income of $3,128 in the first quarter of fiscal year 2003.

UK OPERATIONS

                           Second Quarter           Year-to-Date
                        --------------------    --------------------
                          2004        2003        2004        2003
                          ----        ----        ----        ----
Net sales               $14,965     $13,416     $27,628     $25,184
Gross profit            $ 2,252     $ 2,235     $ 3,839     $ 4,184
Gross profit %             15.1%       16.7%       13.9%       16.6%

Operating expenses      $ 1,352     $ 1,197     $ 2,505     $ 2,406
Operating expenses %        9.0%        8.9%        9.1%        9.6%

Operating income        $   900     $ 1,038     $ 1,334     $ 1,778
Operating income %          6.0%        7.7%        4.8%        7.1%

Net Sales

Second quarter net sales for fiscal 2004 increased 12% or $1,549 compared to fiscal 2003, approximately two-thirds of which is due to exchange rate fluctuations and one-third to increased sales volume of over-the-counter products.

Year-to-date net sales for fiscal 2004 increased 10% or $2,444 compared to fiscal 2003, approximately two-thirds of which is due to exchange rate fluctuations and one-third to increased sales volume of over-the-counter products.

In December 2003, the Company acquired Peter Black for $13,401 in cash. Peter Black, located in the United Kingdom, is the largest manufacturer of store brand vitamin and nutritional supplement products for grocery stores, pharmacies and contract customers in the United Kingdom selling to supermarket, drug and mass merchandise retailers under their store brand labels. The assets and liabilities, which are not considered significant to the Company, are included in the Company's consolidated balance sheet at December 27, 2003. No goodwill was recorded as a result of this acquisition. Results of operations will be included beginning in the third quarter of fiscal 2004.

Gross Profit

Second quarter gross profit percent decreased during fiscal 2004 compared to fiscal 2003 primarily due to lower margin contract sales in the mix of products sold.

Year-to-date gross profit percent decreased during fiscal 2004 compared to fiscal 2003 primarily due to lower margin contract sales in the mix of products sold.

MEXICO OPERATIONS

                           Second Quarter           Year-to-Date
                        --------------------    --------------------
                          2004        2003        2004        2003
                          ----        ----        ----        ----
Net sales               $ 7,341     $ 8,821     $13,758     $15,199
Gross profit            $ 2,662     $ 3,707     $ 4,622     $ 6,420
Gross profit %             36.3%       42.0%       33.6%       42.2%

Operating expenses      $ 1,581     $ 2,591     $ 3,251     $ 5,464
Operating expenses %       21.5%       29.4%       23.6%       35.9%

Operating income        $ 1,081     $ 1,116     $ 1,371     $   956
Operating income %         14.7%       12.7%       10.0%        6.3%

Net Sales

Second quarter net sales for fiscal 2004 decreased 17% or $1,480 compared to fiscal 2003. The decrease was evenly distributed between exchange rate fluctuations and volume as a result of exiting the small retailer market as a part of the restructuring in fiscal 2003.

Year-to-date net sales for fiscal 2004 decreased 10% or $1,441 compared to fiscal 2003, primarily due to exchange rate fluctuations.

Gross Profit

Second quarter gross profit decreased 28% or $1,045 during fiscal 2004 compared to fiscal 2003. The decrease was primarily due to the decision to change from direct selling to the use of independent distributors in the small retailer market resulting in lower margin sales in the mix of products.

Year-to-date gross profit decreased 28% or $1,798 during fiscal 2004 compared to fiscal 2003. The decrease was primarily due to the decision to change from direct selling to the use of independent distributors in the small retailer market resulting in lower margin sales in the mix of products.

Operating Expenses

Second quarter operating expenses decreased 39% or $1,010 during fiscal 2004 compared to fiscal 2003. The decrease was primarily due to cost savings measures implemented as a result of the restructuring and the change from direct selling to the use of independent distributors in the small retailer market.

Year-to-date operating expenses decreased 41% or $2,213 during fiscal 2004 compared to fiscal 2003. The decrease was primarily due to cost savings measures implemented as a result of the restructuring and the change from direct selling to the use of independent distributors in the small retailer market.

PHARMACEUTICALS

Fiscal 2004 operating expenses, related primarily to research and development activities for prescription drug products, were $1,078 and $1,357 for the second quarter and year-to-date, respectively. The Company anticipates investing $3,000 to $5,000 in the last half of fiscal 2004, primarily in research and development costs for the development of prescription drug products.

INTEREST AND OTHER (CONSOLIDATED)

Second quarter interest income was $237 for fiscal 2004 compared to interest expense of $116 for fiscal 2003. Other income was $267 for fiscal 2004 compared to $630 for fiscal 2003.

Year-to-date interest income was $332 for fiscal 2004 compared to interest expense of $162 for fiscal 2003. Other income was $621 for fiscal 2004 compared to $884 for fiscal 2003.

For both the quarter and first half of fiscal 2004, the difference in interest income and expense was due to the level of invested cash balances in fiscal 2004 compared to fiscal 2003.

INCOME TAXES (CONSOLIDATED)

For the second quarter of fiscal 2004, the effective tax rate was 2.6% compared to 37.4% for fiscal 2003.

For the first half of fiscal 2004, the effective tax rate was 15.9% compared to 37.3% for fiscal 2003.

Subsequent to the second quarter of fiscal 2004, the Company was notified by the Internal Revenue Service that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 in the second quarter of fiscal 2004, reducing its income tax accrual associated with these audits. The Company believes it has appropriately accrued for probable Federal income tax exposures subsequent to 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $39,036 to $110,809 at December 27, 2003 from $71,773 at December 28, 2002. Working capital, including cash, increased $44,753 to $243,163 at December 27, 2003 from $198,410 at December 28, 2002. The
Company cancelled its $75,000 unsecured credit facility as a result of the significant cash balance. The Company's priorities for use of the cash and cash equivalents include support of seasonal working capital demands, investment in capital assets, opportunistic repurchase of common stock and acquisition of complementary businesses that could leverage retailer relationships, offer a product niche opportunity or support geographic expansion.

Year-to-date net cash provided by operating activities increased $22,372 to $59,881 for fiscal 2004 compared to $37,509 for fiscal 2003. The increase is primarily due to a $19,000 increase in net income, which includes a tax benefit of $13,100, and a $16,000 increase because of the seasonal nature of the cough/cold/flu business.

Year-to-date net cash used for investing activities increased $26,914 to $38,936 for fiscal 2004 compared to $12,022 for fiscal 2003. In August 2003, the Company entered into long-term agreements for the development and distribution of certain generic prescription drug products. As a part of the agreements, the Company loaned $10,000 to its partner. Repayment of the note receivable is expected to begin in fiscal 2007. In December 2003, the Company acquired Peter Black for $13,401 in cash. The assets and liabilities, which are not considered significant to the Company, are included in the Company's consolidated balance sheet at December 27, 2003.

Capital expenditures for facilities and equipment for fiscal 2004 were for normal equipment replacement and productivity enhancements. Capital expenditures are anticipated to be $10,000 to $15,000 for the remainder of fiscal 2004.

Year-to-date net cash used for financing activities decreased $26,397 to $4,162 for fiscal 2004 compared to $30,559 for fiscal 2003 primarily due to a reduction in common stock repurchases of $30,727 and partially offset by dividend payments in fiscal 2004 of $4,202.

In fiscal 2004, the Company purchased 146 shares of its common stock for $1,940. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. Since November 2000, the Board of Directors has approved a total expenditure of $100,000 with a remaining balance of $31,366 available to purchase additional shares. The common stock repurchased was retired upon purchase for all years.

In the third quarter of fiscal 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $4,202 during fiscal 2004. The Company expects to continue paying quarterly dividends in the foreseeable future.

The Company had no long-term debt at December 27, 2003. Cash and cash equivalents and cash flows from operations are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $7,623, $10,242 and $9,465 at December 27, 2003, June 28, 2003 and December 28, 2002,
respectively. The decrease of $2,619 in fiscal 2004 compared to fiscal 2003 related primarily to the bankruptcy settlement of a single customer and a reduction in their accounts receivable balance.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand, and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $22,124, $21,717 and $20,855 at December 27, 2003, June 28, 2003 and December 28, 2002, respectively.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing of goodwill is performed in the second quarter of the fiscal year and resulted in no impairment in fiscal 2004.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $3,718, $3,229, and $2,128 at December 27, 2003, June 28, 2003 and
December 28, 2002, respectively. The accrual for workers' compensation claims was $3,670, $3,632 and $3,517 at December 27, 2003, June 28, 2003 and December
28, 2002, respectively.

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

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and, if the Company borrows funds to finance its operations, interest expense. The Company had invested cash and cash equivalents of $110,809. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

The Company has operations in Mexico and the United Kingdom. These operations transact business in the local currency, thereby creating exposures to changes in exchange rates. The Company does not currently have hedging or similar foreign currency contracts. Significant currency fluctuations could adversely impact foreign revenues; however, the Company cannot anticipate significant changes in foreign currency exposure in the near future.

Item 4. Controls and Procedures

As of December 27, 2003, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 27, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                           Number of
                                             Shares
                                           Purchased     Value        Value
                      Total     Average      Under         of       of Shares
                    Number of    Price     Publicly    Additional   Available
                      Shares    Paid per   Announced     Shares       for
   Fiscal 2004      Purchased    Share       Plans      Approved    Purchase
   -----------      ---------   --------   ---------   ----------   ---------
June 29 to Aug 2         -             -        -               -   $  13,306
Aug 3 to Aug 30          -             -        -               -      13,306
Aug 31 to Sept 27       25      $  13.79       25               -      12,961
Sept 28 to Nov 1       121         13.18      121      $   20,000      31,366
Nov 2 to Nov 29          -             -        -               -      31,366
Nov 30 to Dec 27         -             -        -               -      31,366
                       ---                    ---      ----------
Total                  146                    146      $   20,000
                       ===                    ===      ==========

The total remaining expenditure approved by the Board of Directors for the repurchase of additional shares is $31,366. The repurchases were authorized in $20,000 increments announced on August 20, 2002 and October 29, 2003 and will expire on February 19, 2004 and April 28, 2005, respectively. No share repurchase programs expired or were terminated during the periods noted. The common stock repurchased was retired upon purchase.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Shareholders' Meeting held on October 28, 2003, the Company's shareholders voted on the following matter:

1. Election of three directors of the Company:

The tabulation of votes provided by the Inspector of Election was as follows:

   Nominee                 For         Withhold/Against
   -------                 ---         ----------------
Gary M. Cohen           54,459,342        10,418,233
David T. Gibbons        59,497,430         5,380,145
Judith A. Hemberger     60,125,527         4,752,048

2. Approval of the Company's 2003 Long-Term Incentive Plan.

   For          Against       Abstain     Broker Non-Votes
   ---          -------       -------     ----------------
50,995,380     7,238,829      101,373        6,541,993

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number                             Description
--------------                             -----------
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

      4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996. (SEC File No.
                  00-19725).

     10(a)*       Registrant's 2003 Long-Term Incentive Plan effective October
                  28, 2003, as amended, incorporated by reference from the Registrant's Proxy Statement for its 2003 Annual Meeting of
                  Shareholders filed on September 26, 2003.

     31(A)        Rule 13a-14(a) Certification of Chief Executive Officer.

     31(B)        Rule 13a-14(a) Certification of Chief Financial Officer.

      32          Section 1350 Certifications.

* Denotes management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         On October 24, 2003, the Company furnished under Item 12 its October 24, 2003, press release containing its earnings release for the first quarter of fiscal 2004.

         On October 28, 2003, the Company furnished under Item 9 a copy of the slides presented at the Annual Shareholders' Meeting at the Perrigo Corporate Office, Allegan, Michigan.

         On November 17, 2003, the Company furnished under Item 9 an announcement that the Federal Trade Commission is investigating a 1998 agreement between Alpharma and Perrigo.

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

                                           PERRIGO COMPANY
                                           ---------------
                                           (Registrant)

Date: February 3, 2004                     By: /s/David T. Gibbons
                                           -------------------------------------
                                           David T. Gibbons
                                           Chairman, President and Chief
                                           Executive Officer

Date: February 3, 2004                     By: /s/Douglas R. Schrank
                                           -------------------------------------
                                           Douglas R. Schrank
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Accounting and Financial
                                           Officer)