Form 10-Q
period 2004-03-27
PERRIGO CO
filed 2004-04-23
CIK 820096

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 27, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____ TO ____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                            OUTSTANDING AT
     CLASS OF COMMON STOCK                                   APRIL 14, 2004
     ---------------------                                  ---------------
          WITHOUT PAR                                         70,664,249




================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX



                                                                                 PAGE
                                                                                NUMBER
                                                                                -------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income-- For the quarter
and the year-to-date ended March 27, 2004 and March 29, 2003                       1

Condensed consolidated balance sheets-- March 27, 2004,
June 28, 2003 and March 29, 2003                                                   2

Condensed consolidated statements of cash flows-- For the year-to-date
ended March 27, 2004 and March 29, 2003                                            3

Notes to condensed consolidated financial statements                               4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                              9

Item 3. Quantitative and Qualitative Disclosures About Market Risks               16

Item 4. Controls and Procedures                                                   16

PART II.  OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
of Equity Securities                                                              17

Item 6. Exhibits and Reports on Form 8-K                                          17

SIGNATURES                                                                        18

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                              Third Quarter                   Year-To-Date
                                        -------------------------     ------------------------
                                          2004           2003           2004           2003
                                        ---------      ---------      ---------      ---------
Net sales                               $ 230,740      $ 202,616      $ 685,639      $ 643,352
Cost of sales                             164,108        143,910        487,125        458,671
                                        ---------      ---------      ---------      ---------
Gross profit                               66,632         58,706        198,514        184,681

Operating expenses
   Distribution                             4,117          3,814         11,472         11,924
   Research and development                 6,685          5,468         18,584         16,237
   Selling and administration              29,318         26,899         77,831         81,049
                                        ---------      ---------      ---------      ---------
     Subtotal                              40,120         36,181        107,887        109,210
   Unusual litigation                           -              -              -         (3,128)
                                        ---------      ---------      ---------      ---------
     Total                                 40,120         36,181        107,887        106,082
                                        ---------      ---------      ---------      ---------

Operating income                           26,512         22,525         90,627         78,599
Interest and other, net                    (1,206)          (373)        (2,159)        (1,095)
                                        ---------      ---------      ---------      ---------

Income before income taxes                 27,718         22,898         92,786         79,694
Income tax expense                          9,979          8,766         20,304         29,970
                                        ---------      ---------      ---------      ---------

Net income                              $  17,739      $  14,132      $  72,482      $  49,724
                                        =========      =========      =========      =========

Earnings per share
   Basic                                $    0.25      $    0.20      $    1.03      $    0.71
   Diluted                              $    0.24      $    0.20      $    1.01      $    0.70

Weighted average shares outstanding
   Basic                                   70,296         69,337         70,103         69,781
   Diluted                                 72,598         70,601         72,035         70,967

Dividends declared per share            $    0.04      $    0.03      $    0.10      $    0.03


See accompanying notes to condensed consolidated financial statements

                        PERRIGO COMPANY
             CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands)


                                                                     March 27,     June 28,       March 29,
                                                                       2004          2003           2003
                                                                    -----------    ---------     -----------
                                                                    (unaudited)                  (unaudited)
Assets
Current assets
   Cash and cash equivalents                                        $ 156,417      $  93,827      $ 105,233
   Accounts receivable                                                102,299         87,018         84,973
   Inventories                                                        154,847        160,326        156,043
   Current deferred income taxes                                       30,041         32,643         26,828
   Prepaid expenses and other current assets                           19,846          5,383          6,064
                                                                    ---------      ---------      ---------
          Total current assets                                        463,450        379,197        379,141

Property and equipment                                                468,056        429,115        417,673
   Less accumulated depreciation                                      241,724        210,337        206,907
                                                                    ---------      ---------      ---------
                                                                      226,332        218,778        210,766

Goodwill                                                               35,919         35,919         35,919
Non-current deferred income taxes                                       8,062          3,968          4,209
Other non-current assets                                               12,884          6,108          6,127
                                                                    ---------      ---------      ---------
                                                                    $ 746,647      $ 643,970      $ 636,162
                                                                    =========      =========      =========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                 $  89,289      $  72,186      $  73,489
   Notes payable                                                        9,746          8,980          8,741
   Payroll and related taxes                                           35,530         40,535         34,539
   Accrued expenses                                                    49,308         36,590         36,469
   Accrued income taxes                                                     -          5,568          8,815
   Current deferred income taxes                                        4,095          2,683          3,225
                                                                    ---------      ---------      ---------
          Total current liabilities                                   187,968        166,542        165,278

Non-current deferred income taxes                                      26,315         25,484         29,355
Other non-current liabilities                                           5,490          3,520          3,193

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized             -              -              -
   Common stock, without par value, 200,000 shares authorized          99,622         88,990         82,564
   Unearned compensation                                                 (631)          (111)          (262)
   Accumulated other comprehensive income                               3,801          1,282            348
   Retained earnings                                                  424,082        358,263        355,686
                                                                    ---------      ---------      ---------
          Total shareholders' equity                                  526,874        448,424        438,336
                                                                    ---------      ---------      ---------
                                                                    $ 746,647      $ 643,970      $ 636,162
                                                                    =========      =========      =========

Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                  $   7,606      $  10,242      $   9,907
   Allowance for inventory                                          $  22,493      $  21,717      $  19,806
   Working capital                                                  $ 275,482      $ 212,655      $ 213,863
   Preferred stock, shares issued                                           -              -              -
   Common stock, shares issued                                         70,595         70,034         69,425


   See accompanying notes to condensed consolidated financial statements

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                               Year-To-Date
                                                        ------------------------
                                                          2004           2003
                                                        ---------      ---------
Cash Flows From Operating Activities
   Net income                                           $  72,482      $  49,724
   Adjustments to derive cash flows
      Depreciation and amortization                        21,270         19,777
      Compensation - stock options                          3,848          3,998
      Deferred income taxes                                    35          3,108

Changes in operating assets and liabilities,
  net of amounts acquired in a business acquisition
      Accounts receivable                                 (11,150)        (2,845)
      Inventories                                          13,551           (712)
      Accounts payable                                     13,074           (750)
      Payroll and related taxes                            (5,001)         3,195
      Accrued income taxes                                 (5,572)           718
      Accrued expenses                                      9,879          4,038
      Other                                                (8,208)         1,682
                                                        ---------      ---------
         Net cash from operating activities               104,208         81,933
                                                        ---------      ---------

Cash Flows For Investing Activities
   Additions to property and equipment                    (18,638)       (19,458)
   Issuance of note receivable                            (10,000)             -
   Acquisition of a business                              (12,061)             -
   Investment in equity subsidiaries                       (2,000)        (1,233)
                                                        ---------      ---------
         Net cash for investing activities                (42,699)       (20,691)
                                                        ---------      ---------

Cash Flows From (For) Financing Activities
   Borrowings (repayments) of short-term debt, net            789            776
   Tax benefit of stock transactions                          813            153
   Issuance of common stock                                 7,911          1,353
   Repurchase of common stock                              (1,940)       (33,682)
   Cash dividends                                          (6,664)        (1,737)
                                                        ---------      ---------
         Net cash from (for) financing activities             909        (33,137)
                                                        ---------      ---------

Net Increase in Cash and Cash Equivalents                  62,418         28,105
Cash and Cash Equivalents at beginning of period           93,827         76,824
Effect of exchange rate changes on cash                       172            304
                                                        ---------      ---------
Cash and Cash Equivalents at end of period              $ 156,417      $ 105,233
                                                        =========      =========

Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for
      Interest                                          $     467      $     598
      Income taxes                                      $  25,188      $  26,854



     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 27, 2004
                    (in thousands, except per share amounts)


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

Operating results for the quarter and year-to-date ended March 27, 2004 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 28, 2003.

In December 2003, the Company acquired Peter Black Pharmaceuticals, Ltd. (Peter Black) for $12,061 in cash, plus contingent consideration that is not expected to be material. Peter Black, located in the United Kingdom, is the largest manufacturer of store brand vitamin and nutritional supplement products for grocery stores, pharmacies and contract customers in the United Kingdom. The assets and liabilities, which are not considered significant to the Company, were added to the Company's consolidated balance sheet beginning December 27, 2003. No goodwill was recorded as a result of the acquisition. Results of operations are included beginning in the third quarter of fiscal 2004.

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

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted Earnings Per Share (EPS) calculation follows:


                                                            Third Quarter           Year-to-Date
                                                        -------------------     -------------------
                                                          2004        2003       2004         2003
                                                        -------     -------     -------     -------
Numerator
Net income used for both basic and diluted EPS          $17,739     $14,132     $72,482     $49,724
                                                        =======     =======     =======     =======

Denominator
Weighted average shares outstanding for basic EPS        70,296      69,337      70,103      69,781
Dilutive effect of stock options                          2,302       1,264       1,932       1,186
                                                        -------     -------     -------     -------
Weighted average shares outstanding for diluted EPS      72,598      70,601      72,035      70,967
                                                        =======     =======     =======     =======


Options outstanding that are anti-dilutive were 1,947 and 3,412 for the year-to-date fiscal 2004 and 2003, respectively. These options are excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:


                            March 27,    June 28,     March 29,
                              2004         2003          2003
                            --------     --------     --------
        Finished goods      $ 64,317     $ 59,547     $ 58,124
        Work in process       51,381       58,628       58,560
        Raw materials         39,149       42,151       39,359
                            --------     --------     --------
                            $154,847     $160,326     $156,043
                            ========     ========     ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $22,493 at March 27, 2004, $21,717 at June 28, 2003 and $19,806 at March 29, 2003.

NOTE D - SHAREHOLDERS' EQUITY

In fiscal 2004, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations.

The total remaining expenditure approved by the Board of Directors for the repurchase of additional shares is $20,000. The remaining repurchase program was announced on October 29, 2003 and will expire on April 28, 2005. The share repurchase program announced on August 20, 2002 expired during the third quarter of fiscal 2004. The common stock repurchased was retired upon purchase.

The following table lists the repurchase of shares by period for the third quarter of fiscal year 2004:


                                                       Number of
                                                        Shares             Value
                                                       Purchased            of             Value
                         Total          Average          Under          Additional       of Shares
                       Number of         Price          Publicly          Shares         Available
 Third Quarter           Shares         Paid per        Announced        Approved           for
  Fiscal 2004          Purchased         Share            Plans        Or (Expired)       Purchase
   -----------         ---------        --------        ---------      ------------       --------
Dec 28 to Jan 31          -                 -               -                   -          31,366
Feb 1 to Feb 28           -                 -               -            (11,366)          20,000
Feb 29 to Mar 27          -                 -               -                   -          20,000


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

NOTE E - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:


                                                  Third Quarter              Year-to-Date
                                               ---------------------     ----------------------
                                                 2004         2003          2004         2003
                                               --------     --------      --------     --------
Net income                                     $ 17,739     $ 14,132      $ 72,482     $ 49,724
Other comprehensive income:
  Foreign currency translation adjustments        2,261         (542)        2,519          (25)
                                               --------     --------      --------     --------
Comprehensive income                           $ 20,000     $ 13,590      $ 75,001     $ 49,699
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

In February 2004, the Company acquired an option to purchase a controlling interest in a manufacturer of generic pharmaceuticals. This potential acquisition would accelerate the Company's entry into the generic drug market. If the option is exercised, the Company will pay approximately $198,000, or $14.56 per share, plus contingent consideration to the majority shareholders. The Company, within 90 days after acquiring the majority shares, would offer to the remaining shareholders through either a tender offer or a merger agreement, the higher of $17.84 per share or the total amount per share paid to the majority shareholders. The option expires on August 6, 2004.

Guarantees of debt obligations are primarily issued to support borrowing arrangements entered into by two of the Company's foreign subsidiaries. The Company has guarantees of approximately $10,520 as of March 27, 2004. Although this amount represents the maximum exposure to loss, the Company believes the actual risk of loss is insignificant. Of this amount, $9,746 was recorded in the financial statements as notes payable as of March 27, 2004.

NOTE G - SEGMENT INFORMATION

The Company has reorganized its segment reporting with the acquisition of Peter Black. The Company has four reporting segments; Consumer Healthcare, UK Operations, Mexico Operations and Pharmaceuticals. Consumer Healthcare includes the U.S. operations supporting the sale of over-the-counter drug and nutrition products. UK Operations support the sale of over-the-counter drug and nutrition products in the United Kingdom and includes the newly acquired Peter Black. Mexico Operations support the sale of over-the-counter and prescription drug products in Mexico. Pharmaceuticals includes the development and eventual sale of prescription drug products. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

                                   Consumer         UK          Mexico
                                  Healthcare    Operations    Operations    Pharmaceuticals       Total
                                  ----------    ----------    ----------    ---------------      --------
Third Quarter 2004
     Net sales                    $203,964      $ 21,789      $  4,987              -            $230,740
     Operating income (loss)      $ 28,771      $    159      $   (771)       $(1,647)           $ 26,512
     Operating income (loss)%         14.1%          0.7%        (15.5)%            -                11.5%

Third Quarter 2003
     Net sales                    $183,560      $ 11,039      $  8,017              -            $202,616
     Operating income             $ 21,020      $    624      $    881              -            $ 22,525
     Operating income %               11.5%          5.7%         11.0%             -                11.1%

Year-to-Date 2004
     Net sales                    $617,477      $ 49,417      $ 18,745              -            $685,639
     Operating income (loss)      $ 91,538      $  1,493      $    600        $(3,004)           $ 90,627
     Operating income %               14.8%          3.0%          3.2%             -                13.2%

Year-to-Date 2003
     Net sales                    $583,913      $ 36,223      $ 23,216              -            $643,352
     Operating income             $ 74,360      $  2,402      $  1,837              -            $ 78,599
     Operating income %               12.7%          6.6%          7.9%             -                12.2%


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


                                                      Fiscal 2002 Restructuring
                                                      Severance and Other costs
                                                      -------------------------
     Balance at June 28, 2003                                  230
     Reduction - first quarter fiscal 2004                    (230)
                                                            ------
     Balance at March 27, 2004                              $    -
                                                            ======


NOTE I - INCOME TAXES

In January 2004, the Company was notified by the Internal Revenue Service that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 in the second quarter of fiscal 2004, reducing its income tax accrual associated with these audits. The Company believes it has appropriately accrued for probable Federal income tax exposures subsequent to 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    THIRD QUARTER FISCAL YEARS 2004 AND 2003
                    (in thousands, except per share amounts)

RESULTS OF OPERATIONS

Purchase Option

In February 2004, the Company acquired an option to purchase a controlling interest in a manufacturer of generic pharmaceuticals. This potential acquisition would accelerate the Company's entry into the generic drug market. If the option is exercised, the Company will pay approximately $198,000, or $14.56 per share, plus contingent consideration to the majority shareholders. The Company, within 90 days after acquiring the majority shares, would offer to the remaining shareholders through either a tender offer or a merger agreement, the higher of $17.84 per share or the total amount per share paid to the majority shareholders. The option expires on August 6, 2004.

Segments

The Company has reorganized its segment reporting with the acquisition of Peter Black. The Company has four reporting segments; Consumer Healthcare, UK Operations, Mexico Operations and Pharmaceuticals. Consumer Healthcare includes the U.S. operations supporting the sale of over-the-counter drug and nutrition products. UK Operations support the sale of over-the-counter drug and nutrition products in the United Kingdom and includes the newly acquired Peter Black. Mexico Operations support the sale of over-the-counter and prescription drug products in Mexico. Pharmaceuticals includes the development and eventual sale of prescription drug products. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

Acquisition

In December 2003, the Company acquired Peter Black for $12,061 in cash, plus contingent consideration that is not expected to be material. Peter Black, located in the United Kingdom, is the largest manufacturer of store brand vitamin and nutritional supplement products for grocery stores, pharmacies and contract customers in the United Kingdom selling to supermarket, drug and mass merchandise retailers under their store brand labels. The assets and liabilities, which are not considered significant to the Company, were added to the Company's consolidated balance sheet beginning December 27, 2003. Results of operations are included beginning in the third quarter of fiscal 2004.

Tax Examination

In January 2004, the Company was notified by the Internal Revenue Service that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 in the second quarter of fiscal 2004, reducing its income tax accrual associated with these audits. The Company believes it has appropriately accrued for probable Federal income tax exposures subsequent to 2000.

Seasonality

The Company's sales of over-the-counter and nutrition products are subject to the seasonal demands of the cough/cold/flu and allergy products in the second and third quarters. The second quarter of fiscal 2004 saw higher sales for these products reflecting the peak in the cough/cold/flu season in the U.S. market.

CONSUMER HEALTHCARE

                             Third Quarter               Year-to-Date
                         -----------------------    -----------------------
                           2004          2003          2004          2003
                         --------      --------      --------      --------
Net sales                $203,964      $183,560      $617,477      $583,913
Gross profit             $ 62,874      $ 54,610      $186,295      $169,981
Gross profit %               30.8%         29.8%         30.2%         29.1%

Operating expenses       $ 34,103      $ 33,590      $ 94,757      $ 95,621
Operating expenses %         16.7%         18.3%         15.3%         16.4%

Operating income         $ 28,771      $ 21,020      $ 91,538      $ 74,360
Operating income %           14.1%         11.5%         14.8%         12.7%


Net Sales

Third quarter net sales for fiscal 2004 increased 11% or $20,404 compared to fiscal 2003, primarily due to sales of new products containing loratadine and increased unit sales of existing vitamin products. The increase was offset by lower unit sales of antacid and analgesic products.

Year-to-date net sales for fiscal 2004 increased 6% or $33,564 compared to fiscal 2003. Net sales increased approximately $42,000 due to sales of new products containing loratadine and a starch blocker. The increase was offset by lower unit sales of existing vitamin products, antacid products and products related to tablet/caplet gelatin coating processing.

In December 2002, a supplier of tablet/caplet gelatin coating processing confirmed its intention to discontinue selling its services to the Company after March 31, 2003. The products affected by this process accounted for approximately $36,000 of net sales during the twelve months prior to the supplier discontinuation. The Company has arranged alternative sources of this coating to service customer requirements. Sales related to these products have decreased $10,000 in fiscal 2004 compared to fiscal 2003. A further reduction in sales of these products is not expected to be material in the fourth quarter of fiscal 2004.

Gross Profit

Third quarter gross profit for fiscal 2004 increased 15% or $8,264 and year-to-date gross profit increased 10% or $16,314 compared to fiscal 2003, primarily due to increased sales volume from new products. The increase in gross profit percent was primarily due to operating efficiencies.

Operating Expenses

Third quarter operating expenses increased 2% or $513 during fiscal 2004 compared to fiscal 2003, primarily due to an increase in research and development expenses.

Year-to-date operating expenses decreased 1% or $864 during fiscal 2004 compared to fiscal 2003. Selling and administration expenses decreased by $4,487 primarily due to a reduction in bad debt expense and the settlement of a large customer's 2002 bankruptcy. Operating expenses were favorably impacted by unusual litigation income of $3,128 in the first quarter of fiscal year 2003.

UK OPERATIONS


                                   Third  Quarter              Year-to-Date
                                ---------------------      --------------------
                                  2004         2003         2004         2003
                                 -------      -------      -------      -------
        Net sales                $21,789      $11,039      $49,417      $36,223
        Gross profit             $ 2,572      $ 1,629      $ 6,411      $ 5,813
        Gross profit %              11.8%        14.8%        13.0%        16.0%

        Operating expenses       $ 2,413      $ 1,005      $ 4,918      $ 3,411
        Operating expenses %        11.1%         9.1%        10.0%         9.4%

        Operating income         $   159      $   624      $ 1,493      $ 2,402
        Operating income %           0.7%         5.7%         3.0%         6.6%


Net Sales

Third quarter net sales for fiscal 2004 increased 97% or $10,750 and year-to-date net sales increased 36% or $13,194 compared to fiscal 2003. The increase was due to sales of nutrition products of approximately $7,000 related to the acquisition of Peter Black. Two thirds of the remaining increase was due to exchange rate fluctuations. The balance of the increase was due to higher sales volumes of over-the-counter and contract products.

Gross Profit

Third quarter gross profit for fiscal 2004 increased by 58% or $943 and year-to-date gross profit increased by 10% or $598 compared to fiscal 2003 primarily due to the acquisition of Peter Black and exchange rate fluctuations. The gross profit percent decreased due to lower margins on nutrition and contract sales in the mix of products sold.

Operating Expenses

Third quarter operating expenses for fiscal 2004 increased by 140% or $1,408 and year-to-date operating expenses increased by 44% or $1,507 compared to fiscal 2003 due to the acquisition of Peter Black and exchange rate fluctuations.

MEXICO OPERATIONS


                             Third Quarter              Year-to-Date
                         ---------------------      --------------------
                          2004          2003         2004          2003
                         -------       -------      -------      -------
Net sales                $ 4,987       $ 8,017      $18,745      $23,216
Gross profit             $ 1,186       $ 2,467      $ 5,808      $ 8,887
Gross profit %              23.8%         30.8%        31.0%        38.3%

Operating expenses       $ 1,957       $ 1,586      $ 5,208      $ 7,050
Operating expenses %        39.2%         19.8%        27.8%        30.4%


Operating income         $  (771)      $   881      $   600      $ 1,837
Operating income %         (15.5)%        11.0%         3.2%         7.9%


Net Sales

Third quarter net sales for fiscal 2004 decreased 38% or $3,030 compared to fiscal 2003, primarily due to lower volume of government contract sales and distributor sales.

Year-to-date net sales for fiscal 2004 decreased 19% or $4,471 compared to fiscal 2003, primarily due to lower volume of government contract sales and distributor sales. Approximately 25% of the decrease was due to exchange rate fluctuations.

Gross Profit

Third quarter gross profit for fiscal 2004 decreased 52% or $1,281 and year-to-date gross profit decreased 35% or $3,079 compared to fiscal 2003. Approximately half of the decrease in gross profit was related to lower volume of products sold. The remaining decrease was related to lower margins in both government contract and distributor markets due to pricing and product mix changes.

Operating Expenses

Third quarter operating expenses during fiscal 2004 increased 23% or $371 compared to fiscal 2003, primarily due to bad debt expense.

Year-to-date operating expenses decreased 26% or $1,842 compared to fiscal 2003, primarily due to lower selling expenses as a result of a change from direct selling to the use of independent distributors.

PHARMACEUTICALS

Fiscal 2004 operating expenses were $1,647 and $3,004 for the third quarter and year-to-date, respectively. The Company anticipates investing $1,000 to $3,000 in the last quarter of fiscal 2004, primarily in research and development costs for the development of prescription drug products.

INTEREST AND OTHER (CONSOLIDATED)

Third quarter interest income was $324 for fiscal 2004 compared to interest expense of $29 for fiscal 2003. Other income was $882 for fiscal 2004 compared to $402 for fiscal 2003.

Year-to-date interest income was $656 for fiscal 2004 compared to interest expense of $191 for fiscal 2003. Other income was $1,503 for fiscal 2004 compared to $1,286 for fiscal 2003.

For both periods of fiscal 2004, the difference in interest income and expense was due to the level of invested cash balances in fiscal 2004 compared to fiscal 2003.

INCOME TAXES (CONSOLIDATED)

For the third quarter of fiscal 2004, the effective tax rate was 36.0% compared to 38.3% for fiscal 2003.

For year-to-date fiscal 2004, the effective tax rate was 21.9% compared to 37.6% for fiscal 2003.

In January 2004, the Company was notified by the Internal Revenue Service that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 in the second quarter of fiscal 2004, reducing its income tax accrual associated with these audits. The Company believes it has appropriately accrued for probable Federal income tax exposures subsequent to 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $51,184 to $156,417 at March 27, 2004 from $105,233 at March 29, 2003. Working capital, including cash, increased $61,619 to $275,482 at March 27, 2004 from $213,863 at March 29, 2003. The Company's priorities for use of the cash and cash equivalents include support of seasonal working capital demands, investment in capital assets, opportunistic repurchase of common stock and acquisition of complementary businesses that could leverage retailer relationships, offer a product niche opportunity or support geographic expansion.

Year-to-date net cash provided by operating activities increased $22,275 to $104,208 for fiscal 2004 compared to $81,933 for fiscal 2003, primarily due to an increase in net income, which includes a tax benefit of $13,100.

Year-to-date net cash used for investing activities increased $22,008 to $42,699 for fiscal 2004 compared to $20,691 for fiscal 2003. In August 2003, the Company entered into long-term agreements for the development and distribution of certain generic prescription drug products. As a part of the agreements, the Company loaned $10,000 to its partner, which was repaid in April 2004. In December 2003, the Company acquired Peter Black for $12,061 in cash.

In February 2004, the Company acquired an option to purchase a controlling interest in a manufacturer of generic pharmaceuticals. This potential acquisition would accelerate the Company's entry into the generic drug market. If the option is exercised, the Company will pay approximately $198,000, or $14.56 per share, plus contingent consideration to the majority shareholders. The Company, within 90 days after acquiring the majority shares, would offer to the remaining shareholders through either a tender offer or a merger agreement, the higher of $17.84 per share or the total amount per share paid to the majority shareholders. The option expires on August 6, 2004.

Capital expenditures for facilities and equipment for fiscal 2004 were for normal equipment replacement and productivity enhancements. Capital expenditures are anticipated to be $5,000 to $10,000 for the remainder of fiscal 2004.

Year-to-date net cash from financing activities increased $34,046 to $909 for fiscal 2004 compared to $33,137 used for financing activities in fiscal 2003. The increase was primarily due to a reduction in common stock repurchases of $31,742 and an increase in employee stock option exercises of $6,558. The increase was partially offset by higher dividend payments of $4,927 in fiscal 2004.

In fiscal 2004, the Company purchased 146 shares of its common stock for $1,940. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. Since November 2000, the Board of Directors has approved a total expenditure of $100,000 with a remaining balance of $20,000 available to purchase additional shares through April 28, 2005. The common stock repurchased was retired upon purchase for all years.

In the third quarter of fiscal 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $6,664 during fiscal 2004. The Company expects to continue paying quarterly dividends in the foreseeable future.

The Company had no long-term debt at March 27, 2004. Cash and cash equivalents and cash flows from operations are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $7,606, $10,242 and $9,907 at March 27, 2004, June 28, 2003 and March 29, 2003,
respectively. The decrease of $2,636 in fiscal 2004 compared to fiscal 2003 related primarily to a reduction in the accounts receivable balance and related reserves of a single customer who recently exited from bankruptcy.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand, and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $22,493, $21,717 and $19,806 at March 27, 2004, June 28, 2003 and March 29,
2003, respectively.

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

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $3,963, $3,229, and $2,548 at March 27, 2004, June 28, 2003 and March
29, 2003, respectively. The accrual for workers' compensation claims was $3,250, $3,632 and $3,856 at March 27, 2004, June 28, 2003 and March 29, 2003,
respectively.

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

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and, if the Company borrows funds to finance its operations, interest expense. As of March 27, 2004, the Company had invested cash and cash equivalents of $156,417. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

The Company has operations in Mexico and the United Kingdom. These operations transact business in the local currency, thereby creating exposures to changes in exchange rates. The Company does not currently have hedging or similar foreign currency contracts. Significant currency fluctuations could adversely impact foreign revenues; however, the Company cannot predict future changes in foreign currency exposure.

Item 4. Controls and Procedures

As of March 27, 2004, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 27, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


                                                       Number of
                                                        Shares             Value
                                                       Purchased            of             Value
                         Total          Average          Under          Additional       of Shares
                       Number of         Price          Publicly          Shares          Available
 Third Quarter          Shares         Paid per        Announced        Approved            for
  Fiscal 2004          Purchased         Share            Plans        Or (Expired)       Purchase
  -----------          ---------       ---------       ----------      ------------       --------
Dec 28 to Jan 31         -                 -                -                  -           31,366
Feb 1 to Feb 28          -                 -                -            (11,366)          20,000
Feb 29 to Mar 27         -                 -                -                  -           20,000


The total remaining expenditure approved by the Board of Directors for the repurchase of additional shares is $20,000. The remaining repurchase program for $20,000 was announced on October 29, 2003 and will expire on April 28, 2005. The share repurchase program announced on August 20, 2002 expired during the third quarter of fiscal 2004. The common stock repurchased was retired upon purchase.

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

     4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996. (SEC File No. 00-19725).

     31             Rule 13a-14(a) Certifications.

     32             Section 1350 Certifications.

(b) Reports on Form 8-K

    On February 3, 2004, the Company furnished under Item 12 its February 3, 2004, press release containing its earnings release for the second quarter and six months of fiscal 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            PERRIGO COMPANY
                                            ------------------------------------
                                            (Registrant)





Date: April 23, 2004                        By: /s/ David T. Gibbons
     ---------------                        ------------------------------------
                                            David T. Gibbons
                                            Chairman, President and Chief
                                            Executive Officer






Date: April 23, 2004                        By: /s/ Douglas R. Schrank
     ---------------                        ------------------------------------
                                            Douglas R. Schrank
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)