Form 10-K
period 2004-06-26
PERRIGO CO
filed 2004-08-11
CIK 820096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 26, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 26, 2003 as reported on The NASDAQ Stock Market(R), was approximately $811,784,797. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 26, 2004 the registrant had outstanding 70,945,126 shares of common stock.

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting on October 29, 2004 are incorporated by reference into Part III.

                                     PART I.

Item 1. Business. (Dollar and share amounts in thousands, except per share amounts)

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

The Company operates primarily through two wholly owned domestic subsidiaries,
L. Perrigo Company and Perrigo Company of South Carolina, Inc., and four wholly owned foreign subsidiaries, Perrigo de Mexico S.A. de C.V., Quimica y Farmacia, S.A. de C.V. (Quifa), Wrafton Laboratories Limited (Wrafton), and Perrigo UK Limited, formerly Peter Black Pharmaceuticals Ltd. (Peter Black). As used herein, "the Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as Wal-Mart, CVS, Walgreens, Albertson's, Kroger, Safeway, and Dollar General and major wholesalers such as McKesson and Supervalu.

The Company currently manufactures and markets certain products under brand names, such as Good Sense(R) and Dr. Rosenblatt. The Company also manufactures products under contract for marketers of national brand products.

The Company has realigned its segment reporting with the acquisition of Peter Black. The Company has four reportable segments: Consumer Healthcare, Pharmaceuticals, UK Operations and Mexico Operations. Consumer Healthcare includes the U.S. operations supporting the sale of OTC pharmaceutical and nutritional products. This reportable segment markets a broad line of products that are comparable in quality and effectiveness to national brand products. These products include analgesics, cough and cold remedies, gastrointestinal and feminine hygiene products; as well as vitamins, nutritional supplements and nutritional drinks. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand name product. The retailer therefore can price a store brand product below the competing national brand product while still realizing a greater profit margin. Generally, the retailers' dollar profit per unit of store brand product sold is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a quality product at a price below a comparable national brand product. This reportable segment includes approximately 90% of the Company's revenues. Pharmaceuticals include the development and eventual sale of prescription drug products. UK Operations support the sale of OTC pharmaceutical and nutritional products in the United Kingdom and includes the newly acquired Peter Black. UK Operations is a supplier of store brand products to major grocery and pharmacy retailers and a contract manufacturer of OTC pharmaceutical and nutritional products. Mexico Operations support the sale of OTC and prescription drug products to retail, wholesale and governmental customers in Mexico. See Notes A and J of the consolidated financial statements for additional segment and geographic information.

SIGNIFICANT DEVELOPMENTS DURING FISCAL 2004

Consumer Healthcare -- Drug Application Approvals and New Product Introductions

In fiscal 2004, the Company received approval from the United States Food and Drug Administration (FDA) for seven drug applications. The applications were for the following products: famotidine 10 mg chewable tablet, two for loratadine tablets 10 mg, ibuprofen chewable tablets 50 mg and 100 mg, ibuprofen-pseudoephedrine oral suspension, naproxen-pseudoephedrine caplets and miconazole nitrate cream.

The Company launched several new products, most notably loratadine syrup, loratadine quick-dissolve tablets and children's ibuprofen-pseudoephedrine oral suspension, comparable to the national brands Claritin(R), Alavert(R) and Children's Motrin(R) Cold. In addition, the Company launched Dr. Rosenblatt's Starch Blocker and experienced continued strong sales of loratadine and pseudoephedrine sulfate 10 mg/240 mg tablets, newly launched in late fiscal 2003, comparable to Claritin-D(R) 24 Hour Extended Release tablets. The revenues generated in fiscal 2004 from new products were approximately $70,000.

Pharmaceuticals -- Growth Strategy

In fiscal 2003, the Company announced its intent to enter the market for generic prescription drug products as a focus for future growth complementing its strong position in the OTC pharmaceutical market. In fiscal 2004, the Company invested $4,000, primarily in increased research and development costs, for the development of generic pharmaceutical products. The Company currently has several products in development and three Abbreviated New Drug Applications
(ANDA) that have been filed with the FDA. The Company does not expect the revenues for generic pharmaceutical products to be material in fiscal 2005.

The Company has reviewed potential acquisition opportunities as a means of accelerating its entry into this market. The Company purchased an option to acquire a controlling interest in Lannett Company, Inc., a manufacturer of generic pharmaceutical products. However, upon further review, the Company determined that this acquisition would not be in the best long-term interests of its shareholders and the option has since expired. The Company continues to seek acquisition opportunities that will further its development of this market and increase shareholder value.

The Company is building its organizational structure to support its generic pharmaceutical products business. During fiscal 2004, several key positions have been filled, including vice presidents for scientific affairs and sales. Additionally, the Company appointed directors for various functions, including pharmaceutical operations, pharmaceutical business development and pharmaceutical contract management.

Acquisition

In December 2003, the Company acquired Peter Black for $12,061 in cash, plus contingent consideration that is not expected to be material. Peter Black, located in the United Kingdom, is the largest manufacturer of store brand vitamin and nutritional supplement products for grocery stores, pharmacies and contract customers in the United Kingdom. Peter Black is included in the UK Operations segment. The assets and liabilities, which are not considered significant to the

Company, were added to the Company's consolidated balance sheet beginning December 27, 2003. No goodwill was recorded as a result of the acquisition. Results of operations were included beginning in the third quarter of fiscal 2004.

Quarterly Cash Dividend

The Company paid quarterly dividends of $9,136, or $0.13 per share, during fiscal 2004. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

In the second quarter of fiscal 2004, the Board of Directors increased the dividend from $0.025 per share to $0.035 per share, an increase of 40%, and continued the higher dividend rate throughout the remainder of fiscal 2004.

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

FTC Investigation

The United States Federal Trade Commission (FTC) is investigating a 1998 agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. The agreement is no longer in effect. The Company is currently negotiating with the FTC to close this investigation. Because of the likelihood that the Company will enter into a settlement agreement with the FTC, the Company has recorded a $4,750 charge in the fourth quarter of fiscal 2004 which is expected to resolve all claims by the FTC and state governments. The Company continues to cooperate with the FTC to finalize the settlement agreement; however, the inquiry could result in the Company being involved in further proceedings with the FTC, state attorneys general or private litigants.

BUSINESS STRATEGY

The Company attributes its sustained leadership position in the store brand market to its implementation of several focused business strategies that reflect the Company's commitment to its customers and employees. The strategy is outlined below.

Product Quality and Product Assortment

The Company is committed to consistently providing a high quality product to the customer. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. Packaging is designed to make the product visually appealing to the consumer. The Company offers a comprehensive product assortment in order to fill customers' needs while minimizing their product sourcing costs. High quality standards are maintained throughout all phases of production, testing, warehousing and distribution by adhering to "Current Good Manufacturing Practices" (cGMP) promulgated by the FDA.

The Company is dedicated to being the first manufacturer to develop and market key new store brand products. As a result, the Company has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable to national brand products. This staff also responds to changes in existing national brand products by reformulating existing Company products. In the OTC pharmaceutical market, certain new products are the result of changes in product status from "prescription only" (Rx) to OTC (non-prescription). These "Rx switch" products require approval by the FDA through either its ANDA process or its New Drug Application (NDA) process. To accelerate the approval process, the Company relies on both internal development and strategic product development agreements with outside sources.

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

Low Cost Supplier

The Company continually strives to improve its manufacturing capabilities and technology to provide the manufacturing flexibility necessary to meet its customers' changing needs and to achieve a low cost supplier position. Education of the work force and a team approach enhances employees' skills to generate and implement programs to increase the Company's productivity, improve quality and better serve customers. Continuous improvement programs are utilized to improve efficiency by eliminating waste from all phases of Company operations.

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

Net sales related to new products were approximately $70,000 for fiscal 2004, $45,000 for fiscal 2003 and $35,000 for fiscal 2002. A product is considered new if it was added to the Company's product lines in the two most recent fiscal years that net sales are recorded.

The following table illustrates net sales for the Company's two product lines from fiscal 2000 through fiscal 2004. Excluded from this table is the Company's personal care business, which was sold in August 1999.

                                               Net Sales(1) by Product Line
                                                        Fiscal Year
                             ---------------------------------------------------------------
                               2004          2003          2002          2001           2000
                             ---------------------------------------------------------------
OTC Pharmaceuticals          $737,299      $688,480      $683,451      $624,495      $597,996
Nutritional                   160,905       145,620       151,612       138,590       137,790
                             --------      --------      --------      --------      --------
                             $898,204      $834,100      $835,063      $763,085      $735,786
                             ========      ========      ========      ========      ========

(1) Net sales were increased by broker commissions that were reclassified to selling and administration expenses. The amounts reclassified for 2004, 2003, 2002, 2001 and 2000 were $8,121, $8,113, $8,741, $9,597 and $9,202, respectively. See Note A.

Listed below are major consumer healthcare product categories under which the Company markets products for store brand labels, the annual retail market size for food, drug and mass merchandise retailers in the United States, excluding Wal-Mart, according to Information Resources Inc., and the names of certain national brands against which the Company's products compete.

                                   Retail
                                 Market Size
Product Categories                (Billions)                             Comparable National Brands
------------------                ----------                             --------------------------
Cough/Cold/Allergy/Sinus             $3.5            Advil(R)Cold & Sinus, Afrin(R), Alavert(R), Aleve(R) Cold &
                                                     Sinus, Benadryl(R), Claritin(R), Dimetapp(R), NyQuil(R),
                                                     PediaCare(R), Robitussin(R), Sudafed(R), Tavist(R), Triaminic(R),
                                                     Tylenol(R)

Analgesics                           $2.2            Advil(R), Aleve(R), Bayer(R), Excedrin(R), Motrin(R), Tylenol(R)

Gastrointestinal                     $1.9            Alka-Seltzer(R), Citrucel(R), Correctol(R), Ex-Lax(R), Fibercon(R),
                                                     Imodium A-D(R), Maalox(R), Metamucil(R), Mylanta(R), Pepcid(R)AC,
                                                     Pepto Bismol(R), Phillips(R), Senokot(R), Tagamet HB(R), Tums(R),
                                                     Zantac(R) 75

Vitamins/Nutritional                 $2.9            Centrum(R), Flintstones(R), One-A-Day(R)/Caltrate(R),
Supplements/Diet Aids                                Osteo Bi-Flex(R), Ensure(R)

RESEARCH AND DEVELOPMENT

Research and development is a key component of the Company's business strategy. The Company focuses on developing store brand products comparable in formulation, quality and effectiveness to existing national brand products. As part of the product development process, the Company considers the possibility of any potential patent infringement and develops alternative formulations or processes so as not to infringe any valid patent.

The Company has FDA approval to manufacture and distribute products such as children's ibuprofen-pseudoephedrine oral suspension, loperamide hydrochloride and tioconazole ointment, which are products comparable to the national brands Children's Motrin(R) Cold, Imodium A-D(R) and 1-Day(TM), respectively.

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

The Company spent $27,721, $23,315 and $25,689 for research and development during fiscal 2004, 2003 and 2002, respectively. The Company anticipates that research and development expenditures will be higher than the fiscal 2004 level in the foreseeable future, primarily due to its entry into the generic pharmaceutical market.

SALES AND MARKETING

The Company employs its own sales force to service larger customers and uses industry brokers for some retailers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to understand and work most effectively with the customer. They assist in developing in-store marketing programs and optimizing communication of customers' needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the Good Sense(R) label.

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

Wal-Mart accounted for 28% of net sales for fiscal 2004, 27% for fiscal 2003 and 25% for fiscal 2002. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company's consolidated operating results and financial position. Such a change is not anticipated in the foreseeable future. No other customer individually accounted for more than 10% of net sales.

MANUFACTURING AND DISTRIBUTION

The Company has manufacturing facilities located in the United States, the United Kingdom and Mexico at June 26, 2004. The Company supplements its production capabilities with the purchase of product from outside sources and will continue to do so in the future. During fiscal 2004, the average capacity utilization was 60% for OTC pharmaceuticals and 65% for nutritional facilities. The capacity of these facilities may be fully utilized at certain times due to the seasonal nature of the consumer healthcare business. The Company may elect to utilize available capacity by contract manufacturing for national brand companies.

The Company's manufacturing operations are designed to allow low cost production of a wide variety of products of different quantities, sizes and packaging while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and fast cycle times allow the Company to respond quickly to changes in manufacturing schedules.

The Company has logistics facilities located in the United States, the United Kingdom and Mexico. Both contract freight and common carriers are used to deliver products.

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

MATERIALS SOURCING

Raw materials and packaging supplies are generally available from multiple suppliers. Certain components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic and other factors. In the past, supplies of certain raw materials, bulk tablets and components were limited, or were available from one or only a few suppliers. Historically, the Company has been able to react to situations that require alternate sourcing. Should alternate sourcing be required, the nature of the FDA restrictions placed on products approved through the ANDA or NDA process could substantially lengthen the approval process for an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with substantially all of its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to its volume of purchases.

In December 2002, a supplier of tablet/caplet gelatin coating processing confirmed its intention to discontinue selling its services to the Company as of March 31, 2003. Sales related to these products have decreased $12,000 in fiscal 2004 compared to fiscal 2003. No further reduction in future sales is expected. The Company has arranged alternative coating sources to service customer requirements. In May 2004, the Company's former supplier filed a patent infringement suit against the Company relating to its replacement products. The Company does not expect the outcome of this suit to have a material adverse effect on its operations or financial results.

TRADEMARKS AND PATENTS

The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent, or group of trademarks or patents.

SEASONALITY

The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for the cough/cold/flu and allergy products in the second and third quarters. The second quarter of fiscal 2004 saw higher sales for these products reflecting the earlier than usual peak of the cough/cold/flu season in the U.S. market. However, sales for the entire season were relatively unchanged from the prior year. Historically, the Company's sales of cough/cold/flu products have varied from year to year based in large part on the severity and length of the cough/cold/flu season. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu products, there can be no assurance that the Company's future sales of those products will necessarily follow historical patterns.

PRODUCT LIABILITY

Over the last ten years the aggregate amount paid in settlement of liability claims has not been material, and the Company is unaware of any suits that would exceed its insurance limits. The Company believes that, currently, its product liability coverage is adequate to cover anticipated lawsuits.

In November 2000, at the request of the FDA, the Company voluntarily withdrew from the U.S. market its products containing Phenylpropanolamine (PPA), an ingredient used in the manufacture of certain OTC cough/cold and diet products. Numerous individual PPA-related lawsuits have been filed alleging that the plaintiffs suffered injury, generally some type of stroke, from ingesting the Company's PPA-containing products. At this time, the outcome of these suits is not determinable. See "Item 3. Legal Proceedings" and "Additional Item. Cautionary Note Regarding Forward-Looking Statements - Exposure to Product Liability Claims."

ENVIRONMENTAL

The Company is subject to various federal, state and local environmental laws and regulations. The Company believes that the costs for complying with such laws and regulations will not be material to the business of the Company. The Company does not have any material remediation liabilities outstanding.

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company's products are subject to regulation by one or more United States agencies, including the FDA, the FTC, the Drug Enforcement Administration (DEA) and the Consumer Product Safety Commission (CPSC), as well as by foreign agencies. Various agencies of the states and localities in which the Company's products are sold also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines designated by voluntary standard setting organizations, such as the United States Pharmacopoeia Convention, Inc.
(USP) and NSF International (NSF). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

Food and Drug Administration

The FDA has jurisdiction over the Company's (1) marketing of ANDA, NDA, and OTC monograph drug products and (2) marketing of dietary supplements, which are regulated as foods. The FDA's jurisdiction extends to the manufacturing, testing, labeling, packaging, and distribution of these products.

OTC Pharmaceuticals. The majority of the Company's OTC pharmaceuticals are regulated under the OTC Monograph System and subject to certain FDA regulations. Under the OTC Monograph System, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an NDA or ANDA prior to marketing. The FDA OTC Monograph System includes well-known ingredients and specifies requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC Monograph System must conform to specific quality and labeling requirements; however, these products generally can be developed with fewer regulatory hurdles than those products that require the filing of an NDA or ANDA. It is, in general, less costly to develop and bring to market a product produced under the OTC Monograph System. From time to time, adequate information may become available to the FDA regarding certain drug products that will allow the reclassification of those products as generally recognized as safe and effective and not misbranded and, therefore, no longer requiring the approval of an NDA or ANDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC Monograph System. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products.

The Company also markets products that have switched from prescription to OTC status. These Rx to OTC switch products require approval by the FDA through its NDA or ANDA process before they can be commercialized. Based on current FDA regulations, all chemistry, manufacturing and control issues, bioequivalence and labeling related to these products are addressed by the information included in the NDA or ANDA. The ANDA process generally requires less time and expense for FDA approval compared to the NDA process. For approval of an ANDA, the Company must demonstrate that the product is essentially the same as a product that has previously been approved by the FDA and is on the market and that the Company's manufacturing process and other requirements meet FDA standards. This approval process may require that bioequivalence and/or efficacy studies be performed using a small number of subjects in a controlled clinical environment. Approval time is generally about eighteen months to four years from the date of submission of the application. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes, if approved by the FDA, can be implemented.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act) a company can obtain a three-year period of marketing exclusivity for an Rx to OTC switch product if the Company does a clinical study that is essential to FDA approval. This exclusivity would prevent other companies from obtaining approval of applications for the switch product. Unless the Company establishes relationships with the companies having exclusive marketing rights, or the Company conducts its own clinical trials, the Company's ability to market Rx to OTC switch products and offer its customers products comparable to the national brand products would be delayed until the expiration of the three-year exclusivity granted to the company initiating the switch. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company will obtain the approvals to market Rx to OTC switch products or, alternatively, that the Company will be able to obtain these products from other manufacturers.

Under the FDA Modernization Act of 1997, a manufacturer may obtain an additional six months

(which, under certain circumstances, may be extended to one year) of exclusivity if the innovator conducts pediatric studies on the product. This exclusivity will, in certain instances, delay sales by the Company of certain products.

If the Company is first to file its ANDA and meets certain requirements, the Company may be entitled to a 180-day exclusivity for that product. When a company submits an ANDA, the company is required to include a patent certification to certain patents that cover the innovator product. If the ANDA applicant challenges the validity of the innovator's patent or certifies that its product does not infringe the patent, the product innovator may sue for infringement. The legal action would not result in material damages but could result in the Company being prevented from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action, and that action would have the effect of triggering a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months.

If the Company is not first to file its ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of the Company's product. In addition, if exclusivity is granted to the Company, there can be no assurance that the beginning of the exclusivity period will coincide with the ability of the Company to market the product. The Company may forfeit its exclusivity as the result of events that are outside of the Company's control.

All facilities where NDA, ANDA, and OTC drugs are manufactured, tested, packed, warehoused or distributed must comply with FDA cGMPs. All of the Company's NDA, ANDA, and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company's facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to private label customers or to regulatory action against the products made in that facility, including seizure, injunction or recall.

The Company is also subject to the requirements of the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or PPA. While certain of the Company's OTC drug products contain pseudoephedrine, the Company's U.S. products contain neither ephedrine, a chemical compound that is distinct from pseudoephedrine, nor PPA. Pseudoephedrine is a common ingredient in decongestant products manufactured by the Company and other pharmaceutical companies. The Company believes that its products are in compliance with all applicable DEA requirements.

Dietary Supplements. The Dietary Supplement Health and Education Act of 1994 (DSHEA) was enacted on October 25, 1994 and amended the Federal Food, Drug, and Cosmetic Act to, among other things: (1) define dietary supplements and dietary ingredients, (2) require ingredient and nutrition labeling, (3) permit "structure/function" statements for dietary supplements and (4) permit the display of certain published literature where supplements are sold. Although dietary supplements are regulated as foods, the FDA is prohibited from regulating the dietary ingredients in supplements as food additives. In addition, the FDA is generally prohibited from regulating dietary supplements as drugs unless the supplements bear drug or disease claims.

DSHEA provides for specific nutritional labeling requirements for dietary supplements that are slightly different than those for conventional foods. All supplements must bear a "Supplement Facts" box, which must list all of the supplement's dietary ingredients using nomenclature as specified in FDA regulations. DSHEA also permits dietary supplements to bear statements (1) claiming a benefit related to a classical nutrient deficiency disease, provided the prevalence of the disease in the United States is disclosed, (2) describing the role of a nutrient or dietary ingredient intended to affect the structure or function in humans,
(3) characterizing the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function and (4) describing general well-being from consumption of a nutrient or dietary ingredient.

On January 6, 2000, the FDA published a Final Rule clarifying the types of statements permissible in dietary supplement labeling. The statements cannot state expressly or implicitly that a dietary supplement has any effect on a "disease," which the FDA defines in the Final Rule. However, dietary supplements may bear certain statements from several OTC drug monographs (e.g., relief of occasional sleeplessness).

Another type of claim that may be permitted by the FDA in dietary supplement labeling is a "health claim," which characterizes the role of a nutrient to a disease or health-related condition. There are three types of health claims: (1) health claims authorized by FDA regulations based on significant scientific agreement among experts qualified by scientific training and experience to evaluate such claims (2) health claims based on an authoritative statement of a scientific body of the United States Government or National Academy of Sciences and not objected to by the FDA and (3) "qualified health claims," which are a result of litigation and which may be made with a lower level of substantiation, provided that the FDA does not object to the claims.

Structure/function claims, health claims, and qualified health claims give industry more latitude in marketing dietary supplements and provide information to consumers about the use and benefits of dietary supplements.

The FDA has proposed regulations for cGMP requirements for dietary supplements. Although the Company cannot predict the specific content of the final cGMPs or the timing of issuance, it believes the changes will have minimal impact on its business. Until the final dietary supplement cGMPs are in place, the Company is following the FDA food cGMPs for its supplement products. In addition, as explained below, the Company also follows the NSF Good Manufacturing Practices Dietary Supplement Program.

The Company cannot determine what effect the FDA future regulations will have on its business. Future regulations could, among other things, require expanded documentation of the properties of certain products or scientific substantiation regarding ingredients, product claims or safety. In addition, the Company cannot predict whether new legislation regulating the Company's activities will be enacted or what effect any legislation would have on the Company's business.

Consumer Product Safety Commission

The CPSC has authority, under the Poison Prevention Packaging Act, to designate those products, including vitamin products and OTC pharmaceuticals, that require child resistant closures to help reduce the incidence of accidental poisonings. The CPSC has adopted regulations requiring numerous OTC pharmaceuticals and iron-containing dietary supplements to have these closures and has adopted rules regarding the testing of these closures by both children and adults. The Company, working with its packaging suppliers, believes that it is in compliance with all CPSC requirements.

Federal Trade Commission

The FTC exercises primary jurisdiction over the advertising and other promotional practices of marketers of dietary supplements and OTC pharmaceuticals and often works with the FDA regarding these practices. The FTC considers whether a product's claims are substantiated, truthful and not misleading.

The FTC is investigating a 1998 agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. The agreement is no longer in effect. The Company is currently negotiating with the FTC to close this investigation. Because of the likelihood that the Company will enter into a settlement agreement with the FTC, the Company has recorded a $4,750 charge in the fourth quarter of fiscal 2004 which is expected to resolve all claims by the FTC and state governments. The Company continues to cooperate with the FTC to finalize the settlement agreement; however, the inquiry could result in the Company being involved in further proceedings with the FTC, state attorneys general or private litigants.

State Regulation

All states regulate foods and drugs under laws that generally parallel federal statutes. The Company is also subject to other state consumer health and safety regulations, such as California Proposition 65 and Oklahoma House Bill 2176, that could have a potential impact on the Company's business if the Company is ever found not to be in compliance. The Company is not engaged in any material state governmental enforcement or other regulatory actions and is not aware of material non-compliance with state regulations.

United States Pharmacopoeial Convention

The USP is a non-governmental, voluntary standard-setting organization. Its drug monographs and standards are incorporated by reference into the Federal Food, Drug, and Cosmetic Act as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most OTC pharmaceuticals. The FDA typically requires USP compliance as part of cGMP compliance.

NSF International

NSF is an independent, not-for-profit, non-governmental organization providing risk management services in public health and safety. Its services include standards development, product certification, safety audits, management systems registration and education programs. NSF is accredited by the American National Standards Institute, the Occupational Safety and Health Administration and the Standard Council of Canada. These accreditations attest to the competency of services provided by NSF and compliance with established national and international standards for third-party certification.

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

Foreign Regulation

The Company manufactures, packages and distributes OTC pharmaceuticals and nutritional products in the United Kingdom and provides contract manufacturing and packaging services for major pharmaceutical and healthcare companies in the United Kingdom. The manufacturing, processing, formulation, packaging, testing, labeling, advertising and sale of these products are subject to regulation by one or more United Kingdom agencies, including the Medicines and Healthcare Products Regulatory Agency, the Department of Health, the Department of the Environment, Her Majesty's Customs and Excise, the Department of Trade and Industry, the Health and Safety Executive and the Department of Transport.

The Company manufactures, packages and distributes Rx pharmaceutical, OTC pharmaceutical and nutritional products in Mexico. The manufacturing, processing, formulation, packaging, labeling, testing, advertising and sale of these products are subject to regulation by one or more Mexican agencies, including the Health Ministry, the Commercial and Industrial Secretariat, the Federal Work's Secretariat, the Environmental Natural Resources and Fishing Secretariat, the Federal Environmental Protection Ministry and the Treasury and Public Credit Secretariat and its Customs Government department.

The Company exports OTC pharmaceutical and nutritional products to foreign countries. Government regulations for exporting these products are covered by the United States FDA, and where appropriate, DEA law, as well as each individual country's requirement for importation of such products. Each country requires approval of these products through a registration process by that country's regulatory agencies. These registrations govern the process, formula, packaging, testing, labeling, advertising and sale of the Company's products and regulate what is required and what may be represented to the public on labeling and promotional material. Approval for the sale of the Company's products by foreign regulatory agencies may be subject to delays.

EMPLOYEES

As of June 26, 2004, the Company had 2,710 full-time and temporary employees in the United States. The Company has not been a party to a collective bargaining agreement in the United States. The Company had 679 employees in the United Kingdom, none of whom are covered by a collective bargaining agreement. The Company had 502 employees in Mexico, of whom 282 are covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

Item 2.  Properties.

As of June 26, 2004, the Company owned or leased the following primary facilities, classified by segment: No. of Approx. Square Footage Location Facilities Owned Leased

                                                             No. of      Approx. Square      Footage
                                    Location               Facilities        Owned           Leased
                                    --------               ----------        -----           ------
Consumer Healthcare        Michigan                            13         2,000,000               -
                           South Carolina                       3           200,000         160,000

UK Operations              Braunton, United Kingdom             1           230,000               -
                           Swadlincote, United Kingdom          1                 -         110,000

Mexico Operations          Ramos Arizpe, Mexico                 2           110,000          30,000

All of the facilities above provide manufacturing, logistics and offices to support the respective business segment. The Company leases other minor properties for logistics and offices in the United States and Mexico. The Company considers all of its properties to be well-maintained and suitable for the intended purpose of the facility.

Item 3.  Legal Proceedings. (Dollar amounts in thousands)

The Company is not a party to any litigation, other than routine litigation incidental to its business except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

The FTC is investigating a 1998 agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. The agreement is no longer in effect. The Company is currently negotiating with the FTC to close this investigation. Because of the likelihood that the Company will enter into a settlement agreement with the FTC, the Company has recorded a $4,750 charge in the fourth quarter of fiscal 2004 which is expected to resolve all claims by the FTC and state governments. The Company continues to cooperate with the FTC to finalize the settlement agreement; however, the inquiry could result in the Company being involved in further proceedings with the FTC, state attorneys general or private litigants.

The Company is currently defending numerous individual lawsuits pending in various state and federal courts involving PPA, an ingredient used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in the United States in November 2000 at the request of the FDA. These cases allege that the plaintiff suffered injury, generally some type of stroke, from ingesting PPA-containing products. Many of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

In August 1999, the Company filed a civil antitrust lawsuit in the United States District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought included money damages and a permanent injunction enjoining defendants from future violation of antitrust laws. The Company has entered into settlement agreements with all of the defendants. The Company received settlement payments of $3,128 and $27,891 in fiscal 2003 and 2002, respectively. The payments were net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. The Company will not receive any additional income related to this lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2004.

Additional Item. Executive Officers of the Registrant.

The executive officers of the Company and their ages and positions as of July 26, 2004 were:

     Name                              Age                                  Position
     ----                              ---                                  --------
F. Folsom Bell                          62      Executive Vice President, Business Development
David T. Gibbons                        60      Chairman of the Board, President and Chief Executive Officer
John T. Hendrickson                     41      Executive Vice President and General Manager, Perrigo Consumer
                                                Healthcare
Todd W. Kingma                          44      Vice President and General Counsel
Mark P. Olesnavage                      51      Executive Vice President and General Manager, Perrigo
                                                Pharmaceuticals
Douglas R. Schrank                      56      Executive Vice President and Chief Financial Officer

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

Mr. Hendrickson was named Executive Vice President and General Manager, Perrigo Consumer Healthcare in August 2003. He served as Executive Vice President of Operations from October 1999 to August 2003, Vice President of Operations from October 1997 to October 1999 and Vice President of Customer Service from October 1996 to October 1997. Previously, he had been Director of Engineering of the Company since 1993 and served in various positions in process engineering from 1989 to 1992. Prior to 1989, Mr. Hendrickson was in research management for five years at Procter & Gamble Company. He is a member of the Board of Directors of the Consumer Healthcare Products Association.

Mr. Kingma was named Vice President and General Counsel in August 2003. He was at Pharmacia, now Pfizer, Inc., from 1991 to 2003 in a variety of legal assignments, most recently as Vice President and Associate General Counsel. Before joining Pharmacia, he was an attorney with Dykema Gossett.

Mr. Olesnavage was named Executive Vice President and General Manager, Perrigo Pharmaceuticals in August 2003. He served as Executive Vice President Sales, Marketing and Scientific Affairs from August 2000 to August 2003 and President of Customer Business Development from June 1995 to August 2000. He served as President of the OTC pharmaceutical operations from February 1994 to June 1995. He served as Vice President of Pharmaceutical Business Development from July 1992 to January 1993 and Vice President-Marketing from June 1987 to July 1992. Previously he had been Director of Marketing of the Company since 1981. He is a member of the Board of Directors of the Generic Pharmaceutical Industry Association.

Mr. Schrank was named Executive Vice President and Chief Financial Officer in January 2000. Mr. Schrank was President of M. A. Hanna Company's Hanna Color subsidiary from 1998 to 1999, Senior Vice President of the Plastics Division from 1995 to 1998 and Vice President and Chief Financial Officer from 1993 to 1995. From 1977 to 1993, Mr. Schrank served in senior level financial, administrative and sales positions at Sealy Corporation, Eyelab, Inc. and The Pillsbury Company.

                                    PART II.
        (Dollar and share amounts in thousands, except per share amounts)

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

The Company's common stock was first quoted and began trading on The Nasdaq Stock Market(R) on December 17, 1991 under the symbol PRGO.

Set forth below are the high and low prices for the Company's common stock as reported on The Nasdaq Stock Market(R) for the last eight quarters:

Fiscal 2004:                                High             Low
-----------                                 ----             ---
    First Quarter                          $16.74           $12.65
    Second Quarter                         $16.25           $12.32
    Third Quarter                          $20.45           $15.61
    Fourth Quarter                         $24.96           $17.87

Fiscal 2003:                               High              Low
-----------                                ----              ---
    First Quarter                          $13.02           $ 9.25
    Second Quarter                         $13.50           $10.32
    Third Quarter                          $13.31           $10.53
    Fourth Quarter                         $16.49           $11.67

The number of record holders of the Company's common stock as of July 26, 2004 was 1,437.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $9,136 and $3,484, or $0.13 and $0.05 per share, during fiscal 2004 and 2003, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant. The Company did not repurchase any shares in the fourth quarter of fiscal 2004.

Item 6.  Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. The consolidated statement of income data set forth below with respect to the fiscal years ended June 26, 2004, June 28, 2003 and June 29, 2002 and the consolidated balance sheet data at June 26, 2004 and June 28, 2003 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 30, 2001 and July 1, 2000 and the consolidated balance sheet data for the Company at June 29, 2002, June 30, 2001 and July 1, 2000 are derived from audited consolidated financial statements of the Company not included in this report. The statement of income data reflects one month of personal care operations for fiscal 2000. All periods presented have been adjusted for the expensing of stock options. Certain amounts have been reclassified to conform to the current year presentation.

                                                                           Fiscal Year
                                                   --------------------------------------------------------------
                                                   2004(1)     2003 (1)       2002(1)       2001          2000(2)
                                                   -------     --------       -------       ----          -------
Statement of Income Data
Net sales (3)                                     $898,204      $834,100      $835,063     $763,085       $753,486
Cost of sales                                      630,240       596,076       608,622      563,194        591,846
PPA product discontinuation                              -             -             -       17,600              -
                                                 ---------     ---------     ---------    ---------       --------
Gross profit                                       267,964       238,024       226,441      182,291        161,640
                                                 ---------     ---------     ---------    ---------       --------
Operating expenses
   Distribution                                     15,154        15,563        16,327       15,148         16,002
   Research and development                         27,721        23,315        25,689       23,434         22,114
   Selling and administration (3)                  122,193       117,096       112,723      106,064         93,448
                                                 ---------     ---------     ---------    ---------       --------
          Subtotal                                 165,068       155,974       154,739      144,646        131,564
                                                 ---------     ---------     ---------    ---------       --------
   Restructuring                                         -             -         7,136        2,175          1,048
   Goodwill impairment                                   -             -        11,524            -              -
   Unusual litigation                                    -        (3,128)      (27,891)        (995)        (4,154)
                                                 ---------     ---------     ---------    ---------       --------
          Total                                    165,068       152,846       145,508      145,826        128,458
                                                 ---------     ---------     ---------    ---------       --------
Operating income                                   102,896        85,178        80,933       36,465         33,182
Interest and other, net                             (3,087)       (1,080)       (1,355)      (3,748)         4,994
                                                 ---------     ---------     ---------    ---------       --------
Income before income taxes                         105,983        86,258        82,288       40,213         28,188
Income tax expense                                  25,416        32,210        37,498       15,799         11,363
                                                 ---------     ---------     ---------    ---------       --------
Net income                                       $  80,567     $  54,048     $  44,790    $  24,414       $ 16,825
                                                 =========     =========     =========    =========       ========
Earnings per share
   Basic                                         $    1.15     $    0.77     $    0.61    $    0.33       $   0.23
   Diluted                                       $    1.11     $    0.76     $    0.60    $    0.33       $   0.23
Weighted average shares outstanding
   Basic                                            70,206        69,746        73,164       73,646         73,370
   Diluted                                          72,289        71,158        74,606       74,087         73,536
Dividends declared per share                     $    0.13     $    0.05             -            -              -

                                                    June 26,     June 28,     June 29,     June 30,       July 1,
                                                      2004        2003          2002        2001           2000
                                                      ----        ----          ----        ----           ----
Balance Sheet Data
   Cash and investment securities                 $171,700     $  93,827     $  76,824    $  11,016     $    7,055
   Working capital, excluding cash and
        investment securities                      114,043       118,828       109,993      133,135        147,963
   Property, plant and equipment, net              227,641       218,778       211,044      212,087        193,580
   Goodwill                                         35,919        35,919        35,919       47,195         18,199
   Total assets                                    759,094       643,970       601,375      582,536        493,838
   Shareholders' equity                            536,232       448,424       418,162      387,367        353,468

----------------
(1)  See Item 7 for a discussion of results of operations.

(2) Includes a charge of $15,000 for higher than normal obsolescence expenses, a charge of $7,000 for fixed production costs and settlement proceeds related to a civil antitrust lawsuit of $4,154.

(3) Net sales were increased by broker commissions that were reclassified to selling and administration expenses. The amounts reclassified for 2004, 2003, 2002, 2001 and 2000 were $8,121, $8,113, $8,741, $9,597 and $9,202, respectively. See Note A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Segments

The Company has realigned its segment reporting with the acquisition of Peter Black. The Company has four reportable segments: Consumer Healthcare, Pharmaceuticals, UK Operations and Mexico Operations. Consumer Healthcare includes the U.S. operations supporting the sale of OTC pharmaceutical and nutritional products. Pharmaceuticals include the development and eventual sale of prescription drug products. UK Operations support the sale of OTC pharmaceutical and nutritional products in the United Kingdom and includes the newly acquired Peter Black. UK Operations is a supplier of store brand products to major grocery and pharmacy retailers and a contract manufacturer of OTC pharmaceutical and nutritional products. Mexico Operations support the sale of OTC and prescription drug products for retail, wholesale and governmental customers in Mexico. See Notes A and J of the consolidated financial statements for additional segment and geographic information.

Products and Customers

The major categories in which the Company markets its products are analgesic, cough/cold, gastrointestinal and vitamin products. According to Information Resources, Inc., the annual retail market for food, drug and mass merchandise retailers in the United States, excluding Wal-Mart, for OTC pharmaceutical and nutritional products is more than $10 billion. The store brand industry commands more than 20% of the retail market. The Company estimates its share of the store brand industry to be more than 50%.

The Company's customers are major national and regional retail drug, supermarket and mass merchandise chains such as Wal-Mart, CVS, Walgreens, Albertson's, Kroger, Safeway and Dollar General and major wholesalers such as McKesson and Supervalu.

Consumer Healthcare -- Drug Application Approvals and New Product Introductions

In fiscal 2004, the Company received approval from the FDA for seven drug applications. The applications were for the following products: famotidine 10 mg chewable tablet, two for loratadine tablets 10 mg, ibuprofen chewable tablets 50 mg and 100 mg, ibuprofen-pseudoephedrine oral suspension, naproxen-pseudoephedrine caplets and miconazole nitrate cream.

The Company launched several new products, most notably loratadine syrup, loratadine quick-dissolve tablets and children's ibuprofen-pseudoephedrine oral suspension, comparable to the national brands Claritin(R), Alavert(R) and Children's Motrin(R) Cold. In addition, the Company launched Dr. Rosenblatt's Starch Blocker and experienced continued strong sales of loratadine and pseudoephedrine sulfate 10 mg/240 mg tablets, newly launched in late fiscal 2003, comparable to Claritin-D(R) 24 Hour Extended Release tablets. The revenues generated in fiscal 2004 from new products were approximately $70,000.

Pharmaceuticals -- Growth Strategy

In fiscal 2003, the Company announced its intent to enter the market for generic prescription drug products as a focus for future growth complementing its strong position in the OTC pharmaceutical market. In fiscal 2004, the Company invested $4,000, primarily in increased research and development costs, for the development of generic pharmaceutical products. The Company currently has several products in development and three ANDAs that have been filed with the FDA. The Company does not expect the revenues for generic pharmaceutical products to be material in fiscal 2005.

The Company has reviewed potential acquisition opportunities as a means of accelerating its entry into this market. The Company purchased an option to acquire a controlling interest in Lannett Company, Inc., a manufacturer of generic pharmaceutical products. However, upon further review, the Company determined that this acquisition would not be in the best long-term interests of its shareholders and the option has since expired. The Company continues to seek acquisition opportunities that will further its development of this market and increase shareholder value.

The Company is building its organizational structure to support its generic pharmaceutical products business. During fiscal 2004, several key positions have been filled, including vice presidents for scientific affairs and sales. Additionally, the Company appointed directors for various functions, including pharmaceutical operations, pharmaceutical business development and pharmaceutical contract management.

Seasonality

The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products in the second and third quarters. The second quarter of fiscal 2004 saw higher sales for these products reflecting the earlier than usual peak of the cough/cold/flu season in the U.S. market. However, sales for the entire season were relatively unchanged from the prior year. Historically, the Company's sales of cough/cold/flu products have varied from year to year based in large part on the severity and length of the cough/cold/flu season. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu products, there can be no assurance that the Company's future sales of those products will necessarily follow historical patterns.

Acquisitions

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

Subsequent to year-end, the Company entered into a purchase agreement for $5,000 to acquire certain assets from a manufacturer of foot care products. The transaction is expected to close in the first quarter of fiscal 2005.

Quarterly Cash Dividend

The Company paid quarterly dividends of $9,136, or $0.13 per share, during fiscal 2004. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

In the second quarter of fiscal 2004, the Board of Directors increased the dividend from $0.025 per share to $0.035 per share, an increase of 40%, and continued the higher dividend rate throughout the remainder of fiscal 2004.

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

Broker Commissions

The Company uses industry brokers as a method of servicing certain of its customers. While, historically, the broker commissions have been reported as a reduction in net sales, management believes these expenses are more appropriately classified as sales and administration expense. Consequently, broker commissions were reclassified from net sales to sales and administration expense for all periods presented. Broker commissions reclassified for fiscal years 2004, 2003 and 2002 were $8,121, $8,113 and $8,741, respectively. This reclassification affects only Consumer Healthcare.

FTC Investigation

The FTC is investigating a 1998 agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. The agreement is no longer in effect. The Company is currently negotiating with the FTC to close this investigation. Because of the likelihood that the Company will enter into a settlement agreement with the FTC, the Company has recorded a $4,750 charge in the fourth quarter of fiscal 2004 which is expected to resolve all claims by the FTC and state governments. The Company continues to cooperate with the FTC to finalize the settlement agreement; however, the inquiry could result in the Company being involved in further proceedings with the FTC, state attorneys general or private litigants.

RESULTS OF OPERATIONS

The following table sets forth, for fiscal 2004, 2003 and 2002, certain items from the Company's consolidated statements of income expressed as a percent to net sales:

                                                                           Fiscal Year
                                                          ------------------------------------------
                                                            2004             2003             2002
                                                          -------           ------          --------
Net sales                                                   100.0%           100.0%           100.0%
Cost of sales                                                70.2             71.5             72.9
                                                          -------           ------          -------
Gross profit                                                 29.8             28.5             27.1
                                                          -------           ------          -------
Operating expenses
   Distribution                                               1.7              1.9              2.0
   Research and development                                   3.1              2.8              3.1
   Selling and administration                                13.6             13.9             13.4
                                                          -------           ------          -------
          Subtotal                                           18.4             18.6             18.5
                                                          -------           ------          -------
   Restructuring                                                -                -              0.9
   Goodwill impairment                                          -                -              1.4
   Unusual litigation                                           -             (0.4)            (3.4)
                                                          -------           ------          -------
          Total                                              18.4             18.2             17.4
                                                          -------           ------          -------
Operating income                                             11.4             10.3              9.7
Interest and other, net                                      (0.3)            (0.1)            (0.2)
                                                          -------           ------          -------
Income before income taxes                                   11.7             10.4              9.9
Income tax expense                                            2.8              3.9              4.5
                                                          -------           ------          -------
Net income                                                    8.9%             6.5%             5.4%
                                                          =======           ======          =======

CONSUMER HEALTHCARE

                                                                                Year-to-Date
                                                                   ---------------------------------------
                                                                     2004           2003            2002
                                                                   --------       --------        --------
Net sales                                                          $800,619       $757,035        $770,187
Gross profit                                                       $251,570       $220,173        $208,348
Gross profit %                                                         31.4%          29.1%           27.1%

Operating expenses                                                 $144,003       $139,268        $113,488
Operating expenses %                                                   18.0%          18.4%           14.7%

Operating income                                                   $107,567       $ 80,905        $ 94,860
Operating income %                                                     13.4%          10.7%           12.3%

Net Sales

Fiscal 2004 net sales increased 6% or $43,584 compared to fiscal 2003. Net sales increased approximately $59,000 due to sales of significant new products containing loratadine and a starch blocker as well as higher unit sales of analgesic products. The increase was offset by lower unit sales of existing vitamin products, antacid products and products related to tablet/caplet gelatin coating processing.

In December 2002, a supplier of tablet/caplet gelatin coating processing confirmed its intention to discontinue selling its services to the Company as of March 31, 2003. Sales related to these products have decreased $12,000 in fiscal 2004 compared to fiscal 2003. No further reduction in future sales is expected. The Company has arranged alternative coating sources to service customer requirements. In May 2004, the Company's former supplier filed a patent infringement suit against the Company relating to its replacement products. The Company does not expect the outcome of this suit to have a material adverse effect on its operations or financial results.

Fiscal 2003 net sales decreased 2% or $13,152 compared to fiscal 2002. Net sales decreased $31,000 primarily due to lower unit sales of analgesic, antacid, laxative, vitamin and contract manufactured products, partially offset by sales from the launch of loratadine and pseudoephedrine sulfate extended release tablets. In product categories where sales declined, the decline was a result of discontinuing lower margin products at certain customers and exiting sales of low volume products. The overall volume shortfall was partially offset by a favorable mix of products sold and improved net realized pricing.

Gross Profit

Fiscal 2004 gross profit increased 14% or $31,397 compared to fiscal 2003, primarily due to increased sales volume from new products, more efficient operations and lower inventory obsolescence expenses. The increase in gross profit percent was primarily due to improved operating efficiencies resulting from the Company's decision to increase production and inventory levels in the fourth quarter of fiscal 2004 in anticipation of the fiscal 2005 cough/cold/flu season. Approximately one-quarter of the gross profit percent increase was due to lower inventory obsolescence expenses.

Fiscal 2003 gross profit increased 6% or $11,825 compared to fiscal 2002. Approximately two-thirds of the gross profit percentage increase was due to improved operating efficiencies. The remaining gross profit percentage increase was primarily due to a favorable mix of products sold and improved net realized pricing.

Operating Expenses

Fiscal 2004 operating expenses increased 3% or $4,735 compared to fiscal 2003. Selling and administration expenses increased by $1,650, primarily due to higher costs related to wages, benefits, insurance and the FTC settlement agreement partially offset by a reduction in bad debt expense and the settlement of a large customer's 2002 bankruptcy. Operating expenses were favorably impacted by unusual litigation income of $3,128 in the first quarter of fiscal year 2003.

Fiscal 2003 operating expenses increased 23% or $25,780 compared to fiscal 2002. Research and development decreased $2,587 due to the timing of projects. Selling and administration increased $6,554 primarily due to insurance costs and employee benefit expenses, partially offset by lower bad debt expense. Fiscal 2002 operating expenses were favorably impacted by $27,891 of unusual litigation income. The lawsuit that gave rise to this income has been settled with all defendants and no additional income will be received. Fiscal 2002 operating expenses were unfavorably impacted by bad debt expense related to the bankruptcy of a large customer and a restructuring charge related to the sale of the logistics facility.

PHARMACEUTICALS

Fiscal 2004 operating expenses were $4,961. Approximately 75% of the expenses were related to costs for the development of prescription drug products and the remaining expenses were related to administration.

UK OPERATIONS


                                                    Year-to-Date
                                      -----------------------------------------
                                        2004             2003            2002
                                      --------         --------        --------
Net sales                             $72,740          $46,537         $34,900
Gross profit                          $ 8,698          $ 6,854         $ 6,614
Gross profit %                           12.0%            14.7%           19.0%

Operating expenses                    $ 8,643          $ 4,608         $ 3,728
Operating expenses %                     11.9%             9.9%           10.7%

Operating income                      $    55          $ 2,246         $ 2,886
Operating income %                        0.1%             4.8%            8.3%

Net Sales

Fiscal 2004 net sales increased 56% or $26,203 compared to fiscal 2003. The increase was primarily due to sales of nutritional products of approximately $16,000 related to the acquisition of Peter Black. Two-thirds of the remaining increase was due to exchange rate fluctuations. The balance of the increase was due to higher sales volumes of OTC and contract products.

Fiscal 2003 net sales increased 33% or $11,637 during fiscal 2002. Approximately two-thirds of the increase in sales was due to higher volume at Wrafton. The remaining increase was due to exchange rate fluctuations.

Gross Profit

Fiscal 2004 gross profit increased by 27% or $1,844 compared to fiscal 2003 primarily due to the acquisition of Peter Black and exchange rate fluctuations. The gross profit percent decreased primarily because the mix of products sold included more sales of nutrition products which contribute lower gross margins than OTC products.

Fiscal 2003 gross profit increased by 4% or $240 compared to fiscal 2002. Gross profit percent decreased primarily because the mix of products sold included more sales of contract products which contribute lower gross margins than OTC products.

Operating Expenses

Fiscal 2004 operating expenses increased by 88% or $4,035 compared to fiscal 2003 primarily due to the acquisition and integration of Peter Black and exchange rate fluctuations. Approximately one-quarter of the increase was due to exchange rate fluctuations.

Fiscal 2003 operating expenses increased 24% or $880 compared to fiscal 2002 primarily due to exchange rate fluctuations.

MEXICO OPERATIONS


                                                                          Year-to-Date
                                                           ----------------------------------------
                                                             2004             2003           2002
                                                           --------         --------       --------
Net sales                                                  $24,845          $30,528        $ 29,976
Gross profit                                               $ 7,696          $10,997        $ 11,479
Gross profit %                                                31.0%            36.0%           38.3%

Operating expenses                                         $ 7,461          $ 8,970        $ 28,292
Operating expenses %                                          30.0%            29.4%           94.4%

Operating income (loss)                                    $   235          $ 2,027        $(16,813)
Operating income (loss) %                                      0.9%             6.6%          (56.1)%

Net Sales

Fiscal 2004 net sales decreased 19% or $5,683 compared to fiscal 2003, primarily due to lower volume of government contract sales and distributor sales partially offset by store brand sales. Approximately 30% of the decrease was due to exchange rate fluctuations.

Fiscal 2003 net sales increased 2% or $552 compared to fiscal 2002.

Gross Profit

Fiscal 2004 gross profit decreased 30% or $3,301 compared to fiscal 2003. The decrease in gross profit was primarily related to lower volume of products sold. Approximately 20% of the decrease was related to exchange rate fluctuations.

Fiscal 2003 gross profit decreased 4% or $482 compared to fiscal 2002 due primarily to changes implemented as a result of the restructuring plan.

Operating Expenses

Fiscal 2004 operating expenses decreased 17% or $1,509 compared to fiscal 2003, primarily due to lower selling expenses as a result of a change from direct selling to the use of independent distributors partially offset by an increase in bad debt expense related to a large retail distributor.

Fiscal 2003 operating expenses decreased 68% or $19,322 compared to fiscal 2002. Fiscal 2002 was unfavorably impacted by the restructuring at Quifa that resulted in a goodwill impairment charge of $11,524 and restructuring charges of $5,090. The additional decline in operating expenses was primarily due to reduced expenses from the changes implemented at Quifa as a result of the restructuring plan.

INTEREST AND OTHER (CONSOLIDATED)

Fiscal 2004 interest income was $1,018 compared to interest expense of $861 for fiscal 2003. Interest income in 2004 compared to 2003 increased due to higher levels of invested cash in fiscal 2004. Other income was $2,069 for fiscal 2004 compared to $1,941 for fiscal 2003.

Fiscal 2003 interest expense was $861 compared to $934 for fiscal 2002. Other income was $1,941 for fiscal 2003 compared to $2,289 for fiscal 2002.

INCOME TAXES (CONSOLIDATED)

The effective tax rate was 24.0%, 37.3% and 45.6% for fiscal 2004, 2003 and 2002, respectively.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and investment securities increased $77,873 to $171,700 at June 26, 2004 from $93,827 at June 28, 2003. Working capital, including cash and investment securities, increased $73,088 to $285,743 at June 26, 2004 from $212,655 at June 28, 2003. The Company's priorities for use of cash and investment securities include support of seasonal working capital demands, investment in capital assets, opportunistic repurchase of common stock and acquisition of generic prescription drug companies to accelerate entry into the market or complementary businesses that could leverage retailer relationships, offer a product niche opportunity or support geographic expansion.

Net cash provided by operating activities increased $38,293 or 48% to $118,527 for fiscal 2004 compared to $80,234 for fiscal 2003, primarily due to an increase in net income, which includes a tax benefit of $13,100 as discussed above. Net cash used for investing activities increased $19,878 or 60% to $53,154 for fiscal 2004 compared to $33,276 for fiscal 2003. In December 2003, the Company acquired Peter Black for $12,061 in cash.

Capital expenditures for facilities and equipment for fiscal 2004 of $28,294 were for normal equipment replacement and productivity enhancements. Capital expenditures for fiscal 2005 are expected to be $25,000 to $30,000.

Net cash from financing activities increased $31,308 to $1,480 for fiscal 2004 compared to $29,828 net cash for financing activities for fiscal 2003. The increase was primarily due to a reduction in common stock repurchases of $30,916 and an increase in proceeds from employee stock option exercises of $3,852. The increase was partially offset by higher dividend payments of $5,652 in fiscal 2004.

In fiscal 2004, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. The total remaining expenditure approved by the Board of Directors for the repurchase of additional shares is $20,000. The remaining repurchase program was announced on October 29, 2003 and will expire on April 28, 2005. The share repurchase program announced on August 20, 2002 expired during the third quarter of fiscal 2004. The common stock repurchased was retired upon purchase. During fiscal 2004, the Company repurchased 200 shares of its common stock for $2,766. For fiscal years 2003 and 2002, the Company repurchased 3,296 and 2,533 shares of common stock for $33,682 and $31,923, respectively.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $9,136 and $3,484, or $0.13 and $0.05 per share, during fiscal 2004 and 2003, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Dividends paid for the years ended June 26, 2004 and June 28, 2003 are as follows:

                                                                                                       Dividend
Declaration Date                      Record Date                       Payable                        Declared
----------------                      -----------                       -------                        --------
Fiscal 2004

April 30, 2004                      May 28, 2004                   June 22, 2004                        $0.035
January 30, 2004                    February 27, 2004              March 23, 2004                       $0.035
October 28, 2003                    November 28, 2003              December 23, 2003                    $0.035
August 7, 2003                      August 29, 2003                September 23, 2003                   $0.025

Fiscal 2003

May 9, 2003                         May 30, 2003                   June 24, 2003                        $0.025
January 23, 2003                    February 28, 2003              March 21, 2003                       $0.025

The Company had no long-term debt at June 26, 2004 and June 28, 2003. Cash, cash equivalents, investment securities and cash flows from operations are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

Effective September 23, 1999, the Company entered into a revolving credit agreement with a group of banks that provided an unsecured revolving credit facility. The Company terminated its credit facility in December 2003.

CONTRACTUAL OBLIGATIONS

The Company's enforceable and legally binding obligations as of June 26, 2004 are set forth in the following table. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table. The Company has no long-term debt.

                                                                       2006 -      2008 -
                                                          2005         2007        2009      Thereafter      Total
                                                          ----         ----        ----      ----------      -----
Operating leases (a)                                   $  4,660       $5,781      $2,067      $  256      $  12,764
Purchase obligations (b)                                 89,677           70           -           -         89,747
Purchase agreement (c)                                    5,000            -           -           -          5,000
Other long-term liabilities reflected
  on the consolidated balance sheet
     Deferred compensation and benefits (d)                   -            -           -       4,683          4,683
     Other (e)                                              151          151         151         785          1,238
                                                       --------       ------      ------      ------      ---------
Total                                                  $ 99,488       $6,002      $2,218      $5,724      $ 113,432
                                                       ========       ======      ======      ======      =========

(a) Used in normal course of business principally for warehouse facilities and computer equipment.

(b)      Consists of commitments for both materials and services.

(c) Purchase agreement to acquire certain assets from a manufacturer of foot care products.

(d) Includes amounts associated with non-qualified plans related to deferred compensation and executive retention. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

(e) Consists of a foreign grant for capital expenditures which is amortized over the life of the corresponding purchased assets.

CRITICAL ACCOUNTING POLICIES

Determination of certain amounts in the Company's financial statements requires the use of estimates. These estimates are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. The accounting policies, discussed below, are considered by management to require the most judgment and are critical in the preparation of the financial statements. These policies are reviewed by the Audit Committee. Other accounting policies are included in Note A of the consolidated financial statements.

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $8,296 at June 26, 2004 and $10,242 at June 28, 2003.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $22,888 at June 26, 2004 and $21,717 at June 28, 2003.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing is performed in the second quarter of the fiscal year and resulted in no impairment charge for fiscal 2004.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $3,876 at June 26, 2004 and $3,229 at June 28, 2003. The accrual for workers' compensation claims was $2,458 at June 26, 2004 and $3,632 at June 28, 2003.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk.

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and, if the Company borrows funds to finance its operations, interest expense. The Company had invested cash and investment securities of $171,700 at June 26, 2004. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

The Company has international operations in the United Kingdom and Mexico.
These operations transact business in the local currency, thereby creating exposures to changes in exchange rates. The Company does not currently have hedging or similar foreign currency contracts. However, the Company may obtain a contractual currency exchange rate in contemplation of a significant transaction, such as a foreign acquisition. Significant currency fluctuations could adversely impact foreign revenues; however, the Company cannot predict future changes in foreign currency exposure.

Additional Item. Cautionary Note Regarding Forward-Looking Statements.

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

Fluctuation in Quarterly Results

The Company's quarterly operating results depend on a variety of factors including, but not limited to, the severity, length and timing of the cough/cold/flu season, the timing of new product introductions by the Company and its competitors, the magnitude and timing of research and development investments, changes in the levels of inventories maintained by the Company's customers and the timing of retailer promotional programs. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

Potential Volatility of Stock Price

The market price of the Company's common stock has been, and could be, subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, adverse circumstances affecting the introduction or market acceptance of new products, failure to meet published estimates of or changes in earnings estimates by securities analysts, announcements of new products or enhancements by competitors, receipt of regulatory approvals by competitors, sales of common stock by existing holders, loss of key personnel, market conditions in the industry, shortages of key product inventory components and general economic conditions.

Manufacturing Facilities

The vast majority of the Company's domestic OTC products are manufactured in Allegan, Michigan. In addition, all of the Company's domestic nutritional products are produced at one manufacturing facility in Greenville, South Carolina. Revenues from sales of products manufactured in these facilities comprise approximately 90% of the Company's total revenues. A significant disruption at any of these facilities could impair the Company's ability to produce and ship products on a timely basis, which could have a material adverse effect on the Company's business, financial position and operating results.

Regulatory Environment

Several United States and foreign agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising and sale of the Company's products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standard organizations. Should the Company fail to adequately conform to these regulations and guidelines, there may be a significant impact on the operating results of the Company. In particular, packaging or labeling changes mandated by the FDA can have a material impact on the results of operations of the Company. Required changes could be related to safety or effectiveness issues. With specific regard to safety, there have been instances within the Company's product categories in which evidence of product tampering has occurred resulting in a costly product recall. The Company believes that it has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded. See "Item 1. Business - Government Regulation."

Pseudoephedrine - Retail Sales Limits

Certain states are enacting legislation in reaction to nationwide concerns over the control of chemicals that may be used illegally in the production of methamphetamine. This legislation may result in the removal of certain products containing pseudoephedrine from the retail shelf to a more controlled position of sale behind the pharmacy counter of a retailer. Additionally, such legislation may require special product packaging, enhanced recordkeeping and limits on the amount of product a consumer may purchase. Products containing pseudoephedrine generated approximately one-fifth of the Company's fiscal 2004 revenues. The Company expects these products to contribute similarly to total revenues in the future. The Company cannot predict whether further legislation will be passed or, if it is passed, its impact on future revenues of these products.

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

Customer Issues

The Company's largest customer, Wal-Mart, currently comprises approximately 28% of total net sales. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's financial position and results of operations.

The impact of retailer consolidation could have an adverse impact on future sales growth. Should a large customer encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse impact on the Company's financial position or results of operations.

Research and Development

The Company's investment in research and development is expected to be above historical levels due to the Company's planned expansion into the manufacture and sale of generic prescription drugs as well as the high cost of developing and becoming a qualified manufacturer of new products that are switching from prescription to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party innovator in order to generate new products of this type is a critical element of the Company's long term plans. Should the Company fail to attract qualified employees or enter into reasonable agreements with third party innovators, long term sales growth and profit would be adversely impacted.

Patent and Trade Dress Issues

The Company's ability to bring new products to market is limited by certain patent and trade dress factors including, but not limited to, the existence of patents protecting brand products for the Consumer Healthcare and Pharmaceuticals segments and the regulatory exclusivity periods awarded on products that have switched from prescription to OTC status. The cost and time to develop these prescription and switch candidate products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the Company's packaging of certain products could be subject to trade dress and design patent legal actions regarding infringement. Although the Company designs its products and packaging to avoid infringing upon any valid proprietary rights of national brand marketers, there can be no assurance that the Company will not be subject to such legal actions in the future.

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

Dependence on Personnel

The Company's future success will depend in large part upon its ability to attract and retain highly skilled research and development scientists, management information specialists, operations, sales, marketing and managerial personnel. The Company does not have employment contracts with any key personnel other than David T. Gibbons, its Chairman of the Board, President and Chief Executive Officer. Should the Company not be able to attract or retain key qualified employees, future operating results may be adversely impacted.

Availability of Raw Materials and Supplies

In the past, supplies of certain raw materials, bulk tablets and finished goods purchased by the Company were limited, or were available from one or only a few suppliers, and it is possible that this will occur in the future. Should this situation occur, it can result in increased prices, rationing and shortages. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials, bulk tablets and finished goods. The nature of FDA restrictions placed on products approved through the ANDA or NDA process could substantially lengthen the approval process for an alternate material source. Certain material shortages and approval of alternate sources could adversely affect financial results.

In December 2002, a supplier of tablet/caplet gelatin coating processing confirmed its intention to discontinue selling its services to the Company as of March 31, 2003. Sales related to these products have decreased $12,000 in fiscal 2004 compared to fiscal 2003. No further reduction in future sales is expected. The Company has arranged alternative coating sources to service customer requirements. In May 2004, the Company's former supplier filed a patent infringement suit against the Company relating to its replacement products. The Company does not expect the outcome of this suit to have a material adverse effect on its operations or financial results.

Legal Exposure

From time to time, the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters, workers' compensation, product liability and regulatory issues such as Proposition 65 in California. See "Item 3. Legal Proceedings" for a discussion of litigation. Litigation tends to be unpredictable and costly. No assurance can be made that litigation will not have a material adverse effect on the Company's financial position or results of operations in the future.

Insurance Costs

The Company maintains insurance, including property, general and product liability, and directors' and officers' liability, to protect itself against potential loss exposures. To the extent that losses occur, there could be an adverse effect on the Company's financial results depending on the nature of the loss and the level of insurance coverage maintained by the Company. The Company cannot predict whether deductible or retention amounts will increase or whether coverages will be reduced in the future. From time to time, the Company may reevaluate and change the types and levels of insurance coverage that it purchases.

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

The Company anticipates that cash, cash equivalents, investment securities, and cash flows from operations will substantially fund working capital and capital expenditures. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits has been significantly influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities. The Company's current capital structure, results of operations and cash flow needs could be materially impacted by acquisitions.

International Operations

The Company sources certain key raw materials from foreign suppliers and is increasing its sales outside the United States. The Company's primary markets outside the United States are Mexico, Canada and the United Kingdom. The Company may have difficulty in international markets due, for example, to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural bases and political systems. Sales to customers outside the United States and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic or political instability, embargoes, exchange controls or the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Financial Statement Estimates, Judgments and Assumptions

The consolidated and condensed financial statements included in the periodic reports that the Company files with the Securities and Exchange Commission are prepared in conformity with U.S. generally accepted accounting principles
(GAAP). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on the Company's financial position and operating results and could negatively affect the market price of the Company's common stock.

Tax Rate Implication

Income tax rate changes by governments and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates for future years. Entry into new tax jurisdictions, whether domestic or international, increases the likelihood of fluctuation.

Interest Rate Implication

The Company incurs interest expense at its foreign subsidiaries due to its use of credit facilities in the United Kingdom and Mexico that employ variable interest rates. The interest rates are established at the time of borrowing based upon the prime rate or the LIBOR rate, plus a factor, or at a rate based on an interest rate agreed upon between the Company and its Agent at the time the loan is made. Interest income is related to investing cash on hand in various short-term investments whereby the interest rate is determined on the day the investment is made. Accordingly, interest income and expense is subject to fluctuation due to the variability of interest rates.

Item 8. Financial Statements and Supplementary Data.

                                                                                                          PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...............................................       35

Consolidated Statements of Income for Fiscal 2004, 2003 and 2002......................................       36

Consolidated Balance Sheets as of June 26, 2004 and June 28, 2003.....................................       37

Consolidated Statements of Shareholders' Equity for Fiscal 2004, 2003 and 2002........................       38

Consolidated Statements of Cash Flows for Fiscal 2004, 2003 and 2002..................................       39

Notes to Consolidated Financial Statements............................................................  40 - 53

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Perrigo Company
Allegan, Michigan

We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of June 26, 2004 and June 28, 2003 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 26, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries as of June 26, 2004 and June 28, 2003 and the results of their operations and their cash flows for each of the three years in the period ended June 26, 2004 in conformity with U.S. generally accepted accounting principles.

By: /s/ BDO Seidman, LLP
    ---------------------
     BDO Seidman, LLP

Grand Rapids, Michigan
July 23, 2004

                                PERRIGO COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                    Fiscal Year
                                       -----------------------------------
                                          2004        2003         2002
                                       ---------    ---------    ---------
Net sales                              $ 898,204    $ 834,100    $ 835,063
Cost of sales                            630,240      596,076      608,622
                                       ---------    ---------    ---------
Gross profit                             267,964      238,024      226,441
                                       ---------    ---------    ---------

Operating expenses

   Distribution                           15,154       15,563       16,327
   Research and development               27,721       23,315       25,689
   Selling and administration            122,193      117,096      112,723
                                       ---------    ---------    ---------
      Subtotal                           165,068      155,974      154,739
                                       ---------    ---------    ---------
   Restructuring                               -            -        7,136
   Goodwill impairment                         -            -       11,524
   Unusual litigation                          -       (3,128)     (27,891)
                                       ---------    ---------    ---------
      Total                              165,068      152,846      145,508
                                       ---------    ---------    ---------

Operating income                         102,896       85,178       80,933
Interest and other, net                   (3,087)      (1,080)      (1,355)
                                       ---------    ---------    ---------

Income before income taxes               105,983       86,258       82,288
Income tax expense                        25,416       32,210       37,498
                                       ---------    ---------    ---------

Net income                             $  80,567    $  54,048    $  44,790
                                       =========    =========    =========

Earnings per share

   Basic                               $    1.15    $    0.77    $    0.61
   Diluted                             $    1.11    $    0.76    $    0.60

Weighted average shares outstanding:

   Basic                                  70,206       69,746       73,164
   Diluted                                72,289       71,158       74,606

Dividends declared per share           $    0.13    $    0.05    $       -


          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 June 26,    June 28,
                                                                                  2004         2003
                                                                                ---------    ---------
Assets
Current assets
   Cash and cash equivalents                                                    $ 161,252    $  93,827
   Investment securities                                                           10,448            -
   Accounts receivable                                                             86,040       87,018
   Inventories                                                                    174,253      160,326
   Current deferred income taxes                                                   29,877       32,643
   Prepaid expenses and other current assets                                       11,359        5,383
                                                                                ---------    ---------
          Total current assets                                                    473,229      379,197

Property and equipment
   Land                                                                            14,359       13,962
   Building                                                                       196,029      188,509
   Machinery and equipment                                                        251,797      226,644
                                                                                ---------    ---------
                                                                                  462,185      429,115
   Less accumulated depreciation                                                  234,544      210,337
                                                                                ---------    ---------
                                                                                  227,641      218,778

Goodwill                                                                           35,919       35,919
Non-current deferred income taxes                                                   8,137        3,968
Other non-current assets                                                           14,168        6,108
                                                                                ---------    ---------
                                                                                $ 759,094    $ 643,970
                                                                                =========    =========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                             $  88,858    $  72,186
   Notes payable                                                                    9,528        8,980
   Payroll and related taxes                                                       41,387       40,535
   Accrued expenses                                                                43,689       36,590
   Accrued income taxes                                                                 -        5,568
   Current deferred income taxes                                                    4,024        2,683
                                                                                ---------    ---------
          Total current liabilities                                               187,486      166,542

Non-current deferred income taxes                                                  29,606       25,484
Other non-current liabilities                                                       5,770        3,520

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized                         -            -
   Common stock, without par value, 200,000 shares authorized                     104,160       88,990
   Unearned compensation                                                             (514)        (111)
   Accumulated other comprehensive income                                           2,892        1,282
   Retained earnings                                                              429,694      358,263
                                                                                ---------    ---------
          Total shareholders' equity                                              536,232      448,424
                                                                                ---------    ---------
                                                                                $ 759,094    $ 643,970
                                                                                =========    =========

Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                              $   8,296    $  10,242
   Allowance for inventory                                                      $  22,888    $  21,717
   Working capital                                                              $ 285,743    $ 212,655
   Preferred stock, shares issued                                                       -            -
   Common stock, shares issued                                                     70,882       70,034

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                  Common Stock                      Accumulated
                                                    Issued                             Other
                                              --------------------    Unearned      Comprehensive   Comprehensive  Retained
                                              Shares       Amount    Compensation      Income          Income      Earnings
                                              -------    ---------   ------------   -------------   -------------  ---------
Balance at June 30, 2001                       74,072    $ 124,495   $     (465)    $      428                     $ 262,909

Net income                                          -            -            -              -      $    44,790       44,790
Foreign currency translation adjustments            -            -            -            (55)             (55)           -
Issuance of common stock under:
   Stock options                                  970       10,192            -              -                -            -
   Restricted stock plan                           41          711         (711)             -                -            -
Compensation for stock options                      -        6,066            -              -                -            -
Earned compensation for restricted stock            -            -          568              -                -            -
Tax effect from stock transactions                  -        1,157            -              -                -            -
Purchases and retirements of common stock      (2,533)     (31,923)           -              -                -            -
                                              -------    ---------   ----------     ----------      -----------    ---------
Balance at June 29, 2002                       72,550      110,698         (608)           373           44,735      307,699
                                                                                                    ===========

Net income                                          -            -            -              -           54,048       54,048
Foreign currency translation adjustments            -            -            -            909              909            -
Issuance of common stock under:
   Stock options                                  769        7,100            -              -                -            -
   Restricted stock plan                           11          131         (131)             -                -            -
Compensation for stock options                      -        5,224            -              -                -            -
Cash dividends, $0.05 per share                     -            -            -              -                -       (3,484)
Earned compensation for restricted stock            -            -          628              -                -            -
Tax effect from stock transactions                  -         (481)           -              -                -            -
Purchases and retirements of common stock      (3,296)     (33,682)           -              -                -            -
                                              -------    ---------   ----------     ----------      -----------    ---------
Balance at June 28, 2003                       70,034       88,990         (111)         1,282           54,957      358,263
                                                                                                    ===========

Net income                                          -            -            -              -           80,567       80,567
Foreign currency translation adjustments            -            -            -          1,610            1,610            -
Issuance of common stock under:
   Stock options                                  988       10,248            -              -                -            -
   Restricted stock plan                           60          835         (835)             -                -            -
Compensation for stock options                      -        5,128            -              -                -            -
Cash dividends, $0.13 per share                     -            -            -              -                -       (9,136)
Earned compensation for restricted stock            -            -          432              -                -            -
Tax effect from stock transactions                  -        1,725            -              -                -            -
Purchases and retirements of common stock        (200)      (2,766)           -              -                -            -
                                              -------    ---------   ----------     ----------      -----------    ---------
Balance at June 26, 2004                       70,882    $ 104,160   $     (514)    $    2,892      $    82,177    $ 429,694
                                              =======    =========   ==========     ==========      ===========    =========

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Fiscal Year
                                                                              -----------------------------------
                                                                                 2004        2003         2002
                                                                              ---------    ---------    ---------
Cash Flows From Operating Activities
   Net income                                                                 $  80,567    $  54,048    $  44,790
   Adjustments to derive cash flows
      Depreciation and amortization                                              28,452       26,126       25,613
      Compensation - stock options                                                5,128        5,224        6,066
      Deferred income taxes                                                       3,366       (6,847)       1,711
      Goodwill impairment                                                             -            -       11,524
      Restructuring                                                                   -            -        7,136
      Changes in operating assets and liabilities,
          net of a business acquisition and a restructuring
        Accounts receivable                                                       4,075       (4,427)      14,301
        Inventories                                                              (6,168)      (4,656)       5,512
        Accounts payable                                                         10,891       (2,329)      (9,955)
        Payrolls and related taxes                                                1,072        9,185        5,218
        Accrued expenses                                                          6,050        3,869        4,878
        Accrued income taxes                                                     (5,552)      (2,516)     (12,492)
        Other                                                                    (9,354)       2,557          123
                                                                              ---------    ---------    ---------
          Net cash from operating activities                                    118,527       80,234      104,425
                                                                              ---------    ---------    ---------

Cash Flows For Investing Activities
   Additions to property and equipment                                          (28,294)     (32,296)     (27,528)
   Proceeds from sale of assets held for sale                                         -            -       14,161
   Acquisition of a business, net of cash                                       (12,061)           -            -
   Investment in equity subsidiaries                                             (2,000)           -            -
   Purchase of securities                                                       (17,099)           -            -
   Proceeds from sales of securities                                              6,300            -            -
   Other                                                                              -         (980)        (398)
                                                                              ---------    ---------    ---------
          Net cash for investing activities                                     (53,154)     (33,276)     (13,765)
                                                                              ---------    ---------    ---------

Cash From (For) Financing Activities
   Borrowings (repayments) of short-term debt, net                                  702          640       (4,506)
   Tax benefit (expense) of stock transactions                                    1,725         (481)       1,157
   Issuance of common stock                                                      11,083        7,231       10,192
   Repurchase of common stock                                                    (2,766)     (33,682)     (31,923)
   Cash dividends                                                                (9,136)      (3,484)           -
   Other                                                                           (128)         (52)         234
                                                                              ---------    ---------    ---------
          Net cash from (for) financing activities                                1,480      (29,828)     (24,846)
                                                                              ---------    ---------    ---------

          Net increase in cash and cash equivalents                              66,853       17,130       65,814
Cash and cash equivalents, at beginning of period                                93,827       76,824       11,016
Effect of exchange rate changes on cash                                             572         (127)          (6)
                                                                              ---------    ---------    ---------
Cash and cash equivalents, at end of period                                   $ 161,252    $  93,827    $  76,824
                                                                              =========    =========    =========

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
      Interest                                                                $     591    $   1,257    $   1,542
      Income taxes                                                            $  31,079    $  43,417    $  47,103

          See accompanying notes to consolidated financial statements.

                        PERRIGO COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company is the largest manufacturer of store brand over-the-counter (OTC) pharmaceutical and nutritional products in the United States. Additionally, the Company manufactures OTC pharmaceutical and nutritional products in the United Kingdom and OTC pharmaceutical and prescription drug products in Mexico.

The Company's principal customers are major national and regional retail supermarket, drug store and mass merchandise chains and major wholesalers located within the United States. One customer accounted for 28% of net sales during fiscal 2004, 27% in fiscal 2003 and 25% in fiscal 2002. None of the Company's other customers individually account for more than 10% of its net sales. International net sales, primarily in the United Kingdom and Mexico , for fiscal 2004, 2003, and 2002 were $109,605, $88,440 and $79,788, respectively.

The Company operates primarily through two wholly owned domestic subsidiaries,
L. Perrigo Company and Perrigo Company of South Carolina, Inc., and four wholly owned foreign subsidiaries, Perrigo de Mexico S.A. de C.V., Quimica y Farmacia, S.A. de C.V. (Quifa), Wrafton Laboratories Limited (Wrafton), and Perrigo UK Limited, formerly Peter Black Pharmaceuticals Ltd. (Peter Black). As used herein, "the Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

The Company has manufacturing facilities in the United States, the United Kingdom and Mexico. As of June 26, 2004 and June 28, 2003, the net book value of property and equipment located outside the United States was $42,608 and $27,685, respectively.

The Company has realigned its segment reporting with the acquisition of Peter Black. The Company has four reportable segments: Consumer Healthcare, Pharmaceuticals, UK Operations and Mexico Operations. Consumer Healthcare includes the U.S. operations supporting the sale of OTC pharmaceutical and nutritional products. Pharmaceuticals include the development and eventual sale of prescription drug products. UK Operations support the sale of OTC pharmaceutical and nutritional products in the United Kingdom and includes the newly acquired Peter Black. UK Operations is a supplier of store brand products to major grocery and pharmacy retailers and a contract manufacturer of OTC pharmaceutical and nutritional products. Mexico Operations support the sale of OTC and prescription drug products for retail, wholesale and governmental customers in Mexico. See Note J for additional segment and geographic information.

Basis of Presentation

The Company's fiscal year is a fifty-two or fifty-three week period, which ends the Saturday on or about June 30. The last three fiscal years were comprised of 52 weeks ended June 26, 2004, June 28, 2003 and June 29, 2002.

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

Subsequent to year-end, the Company entered into a purchase agreement for $5,000 to acquire certain assets from a manufacturer of foot care products. The transaction is expected to close in the first quarter of fiscal 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company consolidates results of operations and financial position of the UK and Mexico operations on a twelve-month period ending in May. All material intercompany transactions and balances have been eliminated in consolidation. The Company owns a minority interest in a Canadian company and a Chinese company. These investments are accounted for using the equity method and are recorded in other noncurrent assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.

International

The Company translates its foreign operations' assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date, and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. Accumulated comprehensive income is comprised entirely of foreign currency translation adjustments. Consolidated translation adjustments resulting from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

Revenues

Revenues from product sales are recognized when the goods are shipped to the customer. When title and risk pass to the customer is dependent on the customer's shipping terms. If the customer has shipping terms of Free on Board
(FOB) shipping point, title and risk pass to the customer as soon as the freight carrier leaves the Company's shipping location. If the customer has shipping terms of FOB destination, title and risk pass to the customer upon receipt of the order at the customer's location. Approximately 35% of the Company's revenues relate to customers that have shipping terms of FOB destination. A provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A provision is also recorded as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items.

Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses incurred by the Company are included in cost of sales.

Broker Commissions

The Company uses industry brokers as a method of servicing certain of its customers. While, historically, the broker commissions have been reported as a reduction in net sales, management believes these expenses are more appropriately classified as sales and administration expense. Consequently, broker commissions were reclassified from net sales to sales and administration expense for all periods presented. Broker commissions reclassified for fiscal years 2004, 2003 and 2002 were $8,121, $8,113 and $8,741, respectively. This reclassification affects only Consumer Healthcare.

Financial Instruments

The carrying amount of the Company's financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and notes payable, approximates their fair value.

Generally, the Company does not enter into derivative contracts either to hedge existing risks or for speculative purposes. However, the Company has entered into foreign currency forward contracts to essentially fix the exchange rate related to funding international acquisitions as it did in fiscal 2004 to acquire Peter Black. The Company was not a party to any other derivative contracts during the years presented.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits and other short-term investments with maturities of three months or less at the date of purchase.

Investment Securities

The Company has investments in debt securities that are classified as available-for-sale. The securities are carried at estimated fair value of $10,448 at June 26, 2004 which approximates amortized cost. The securities consist of corporate bonds that mature as follows: $4,607 mature within one year and $5,841 mature between one and four years. Realized gains and losses on investment securities are determined using the specific identification method. Amortization of premiums and discounts are included in interest income.

Accounts Receivable

The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $8,296 at June 26, 2004 and $10,242 at June 28, 2003.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $22,888 at June 26, 2004 and $21,717 at June 28, 2003.

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

Other than goodwill, the Company periodically reviews long-lived assets that have finite lives and that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. Goodwill is reviewed annually for impairment by comparing the carrying value of each reporting unit to the present value of its expected future cash flows. For fiscal 2004 and 2003, the required annual testing resulted in no impairment charge.

The Company's intangible assets, excluding goodwill, are immaterial.

Share-Based Awards

Share-based compensation awards are recognized at fair value. All periods presented have been adjusted to reflect compensation costs that would have been recognized had the recognition provisions of SFAS 123, as amended by SFAS 148, been applied to all awards granted after July 1, 1995.

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

New Accounting Standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FASB Staff Position (FSP) 106-2 requires companies to record the amount expected to be received under the Act as an actuarial gain, to the extent the related post-retirement medical plan's (plan) total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. FSP 106-2 is effective beginning the first quarter of fiscal 2005. The Company is a sponsor of a plan that provides prescription drug benefits. The Company is currently evaluating any effects the Act may have on the plan and our financial statements. Accordingly, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan.

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46(R), "Consolidation of Variable Interest Entities", issued in December 2003, requires that if a business enterprise has a controlling financial interest in a variable interest entity, and is considered the primary beneficiary, the assets, liabilities and results of the activities of the variable interest entity shall be included in the consolidated financial statements of the business enterprise.
(FIN) 46(R) is effective for the Company in the fourth quarter of fiscal 2004. Based on the Company's evaluation of the requirements of (FIN) 46(R), no variable interest entities that are subject to consolidation were identified and, as such, the adoption of (FIN) 46(R) for fiscal year 2004 had no impact on the Company's consolidated financial position or results of operations.

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                              Fiscal Year
                                                      ---------------------------
                                                       2004       2003     2002
                                                      -------   -------   -------
Numerator:
Net income used for both basic and diluted EPS        $80,567   $54,048   $44,790
                                                      =======   =======   =======

Denominator:
Weighted average shares outstanding for basic EPS      70,206    69,746    73,164
Dilutive effect of share-based awards                   2,083     1,412     1,442
                                                      -------   -------   -------
Weighted average shares outstanding for diluted EPS    72,289    71,158    74,606
                                                      =======   =======   =======

Share-based awards outstanding that are antidilutive were 1,819 for fiscal 2004, 3,204 for fiscal 2003 and 2,341 for fiscal 2002. These share-based awards were excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                                       June 26, 2004      June 28, 2003
                                       -------------      -------------
Finished goods                           $ 71,875           $ 59,547
Work in process                            58,784             58,628
Raw materials                              43,594             42,151
                                         --------           --------
                                         $174,253           $160,326
                                         ========           ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $22,888 at June 26, 2004 and $21,717 at June 28, 2003.

NOTE D - CREDIT ARRANGEMENTS

Effective September 23, 1999, the Company entered into a revolving credit agreement with a group of banks which provided an unsecured revolving credit facility. The Company terminated its credit facility in December 2003.

At June 26, 2004 and June 28, 2003, Wrafton had short-term, unsecured debt with a bank in the United Kingdom of $4,008 and $3,177, respectively, which was supported by a Company guarantee. Interest rates are established at the time of borrowing based on LIBOR plus 1%.

At June 26, 2004 and June 28, 2003, Quifa had short-term, unsecured debt with two banks in Mexico of $5,520 and $5,803, respectively, which was supported by a Company guarantee. Interest rates are established at the time of borrowing based on a rate agreed upon between the banks and Quifa.

Short-term debt is included in Notes Payable.

NOTE E - SHAREHOLDERS' EQUITY

In April 1996, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to shareholders of record on April 22, 1996 of one Preferred Share Purchase Right for each outstanding share of the Company's common stock. The Rights contain provisions that are intended to protect the Company's stockholders in the event of an unsolicited and unfair attempt to acquire the Company. The Company is entitled to redeem the Rights at $.01 per Right at any time before a 20% position has been acquired. The Rights will expire on April 10, 2006, unless previously redeemed or exercised.

Prior to October 28, 2003, the Company had stock option plans for employees and directors that were approved by shareholders. Additionally, the Company had restricted stock plans and agreements as described below that were not approved by shareholders.

The Company had a restricted stock plan for directors that granted $10 worth of restricted shares to each director on the date of the Annual Board Meeting. The number of shares issued was based on the fair market value of the shares on the date of the Annual Board Meeting. No additional shares will be granted under this plan and the remaining shares available for grant have been transferred to the plan that became effective October 28, 2003.

In August 2001, the Company granted 25 shares of restricted stock valued at $440 to David T. Gibbons pursuant to restricted stock agreements. Additionally, Mr. Gibbons was granted 96 shares valued at $503 under the terms of his employment agreement in May 2000. The restricted shares granted in August 2001 and May 2000 vested on August 14, 2003 and June 30, 2003, respectively.

In August 2001, the Company granted 12 shares of restricted stock valued at $211 to Douglas R. Schrank pursuant to a restricted stock agreement. The restricted shares vested on August 14, 2003.

Effective October 28, 2003, the Company's shareholders approved the 2003 Long-Term Incentive Plan. All share-based compensation for employees, directors and others will be granted under this plan. The purpose of the plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company's success and prosperity. The awards that are granted under this program primarily include non-qualified stock options, incentive stock options and restricted shares. All other share-based compensation plans were terminated and any remaining shares available for grant were transferred to this plan.

Generally, awards granted under the preceding plans vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.

Proceeds from the exercise of stock options and income tax benefits attributable to stock options exercised are credited to common stock. Stock option compensation expense was $5,128 for fiscal 2004, $5,224 for fiscal 2003 and $6,066 for fiscal 2002.

The Company accounts for restricted shares as unearned compensation, which is ratably charged to expense over the vesting period. In fiscal 2004, the Company granted 60 shares of restricted stock valued at $835 pursuant to the 2003 Long-term Incentive Plan. Compensation expense for restricted shares was $432 for fiscal 2004, $628 for fiscal 2003 and $568 for fiscal 2002. The unearned compensation included in shareholders' equity was $514 at June 26, 2004 and $111 at June 28, 2003. A holder of restricted shares has all rights of a shareholder except that the shares are restricted as to sale or transfer for the vesting period and the shares are forfeited upon termination in certain circumstances.

Prior to the second quarter of fiscal 2003, the Company accounted for stock option compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option compensation cost was reflected in results reported prior to the second quarter of fiscal 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning in the second quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", for stock option compensation. All prior periods presented were adjusted in last year's annual report to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS 123, as amended by SFAS 148, been applied to all awards granted after July 1, 1995. Compensation costs are included in selling and administration operating expenses.

A summary of activity for the Company's stock option plans is presented below:

                                                                     Fiscal Year
                                           -----------------------------------------------------------------
                                                   2004                   2003                  2002
                                           ---------------------   ------------------    -------------------
                                                        Weighted             Weighted              Weighted
                                                        Average              Average               Average
                                                        Exercise             Exercise              Exercise
                                            Shares       Price     Shares     Price      Shares     Price
                                            ------       -----     ------     -----      ------     -----
Shares outstanding
   at beginning of year                       6,249    $   10.46    6,530    $ 10.72      6,385    $ 10.07
Granted                                       1,053        14.01      978      10.22      1,237      15.13
Exercised                                      (988)       10.17     (769)      9.17       (970)     10.18
Terminated                                     (264)       20.15     (490)     15.52       (122)     19.06
Shares outstanding at end of year             6,050        10.70    6,249      10.46      6,530      10.72
Options exercisable at end of year            2,787         9.55    2,653      10.66      2,599      11.75
Shares available for grant
   at end of year                             4,249                 2,538                 3,026
Price per share of options outstanding        $5.25 to $21.55       $5.25 to $29.38       $5.25 to $29.38

The weighted average fair value per share at the date of grant for options granted during fiscal 2004, 2003 and 2002 was $5.56, $4.11 and $6.49, respectively. The fair value was estimated using the Black-Scholes option pricing model, assuming forfeitures are accounted for as they occur, with the following weighted average assumptions:

                                               Fiscal Year
                                         ------------------------
                                          2004      2003     2002
                                         ------    ------    ----
Dividend yield                            0.008%    0.006%      -
Volatility, as a percent                   34.4%     37.3%   37.7%
Risk-free interest rate                     3.6%      3.6%    4.7%
Expected life in years after vest date      3.0       3.0     3.0

The following table summarizes information concerning options outstanding and exercisable under the plans at June 26, 2004:

                                 Weighted                            Number
                    Number       Average                            Weighted
   Range of      Outstanding    Remaining         Weighted         Exercisable   Average
   Exercise       At June 26,  Contractual        Average          At June 26,   Exercise
    Prices          2004       Term (Years)    Exercise Price         2004        Price
    ------       -----------   ------------    --------------      -----------  ---------
$ 5.25 -  7.95       1,678        5.77         $       6.16           1,119      $  6.03
$ 8.06 - 11.81       1,737        6.25         $       9.65             769      $  9.44
$11.83 - 13.90       1,623        6.92         $      13.49             508      $ 12.94
$14.12 - 21.55       1,012        7.17         $      15.57             391      $ 15.49
                 ---------                                         --------
                     6,050                                            2,787
                 =========                                         ========

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $9,136 and $3,484, or $0.13 and $0.05 per share, during fiscal 2004 and 2003, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

In fiscal 2004, the Company continued its common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. The total remaining expenditure approved by the Board of Directors for the repurchase of additional shares is $20,000. The remaining repurchase program was announced on October 29, 2003 and will expire on April 28, 2005. The share repurchase program announced on August 20, 2002 expired during the third quarter of fiscal 2004. The common stock repurchased was retired upon purchase. The Company did not repurchase any shares in the fourth quarter of fiscal 2004.

NOTE F - RETIREMENT PLANS

The Company has a qualified profit-sharing and investment plan under section 401(k) of the Internal Revenue Code, which covers substantially all domestic employees. Contributions to the plan are at the discretion of the Board of Directors. Additionally, the Company matches a portion of employees' contributions. The Company's contributions to the plan were $8,420, $6,834 and $6,342 in fiscal 2004, 2003 and 2002, respectively.

The Company has postretirement plans that provide medical benefits for retirees and their eligible dependents. Employees become eligible for these benefits if they meet certain minimum age and service requirements. The Company reserves the right to modify or terminate these plans. The plans are not funded. The unfunded accumulated postretirement benefit obligation was $5,122 at June 26, 2004 and $4,837 at June 28, 2003. The benefits expensed were $285, $658 and $586 in fiscal 2004, 2003 and 2002, respectively.

The Company has non-qualified plans relating to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, the Company owns insurance policies with a cash surrender value of $5,402 that are intended as a long-term funding source for these plans. The assets are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability was $4,683 at June 26, 2004 and $2,754 at June 28, 2003.

NOTE G - INCOME TAXES

The provision for income taxes consists of the following:

                             Fiscal Year
                  --------------------------------
                    2004        2003        2002
                  --------    --------    --------
Current:
     Federal      $ 20,176    $ 39,060    $ 32,687
     State           2,473       2,153       2,019
     Foreign        (1,293)       (120)        555
                  --------    --------    --------
      Total         21,356      41,093      35,261
                  --------    --------    --------

Deferred:
     Federal         2,703      (9,302)      1,876
     State             183        (434)        131
     Foreign         1,174         853         230
                  --------    --------    --------
      Total          4,060      (8,883)      2,237
                  --------    --------    --------

      Total       $ 25,416    $ 32,210    $ 37,498
                  ========    ========    ========

A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                   Fiscal Year
                                             ----------------------
                                             2004     2003     2002
                                             ----     ----     ----
Provision at Federal statutory rate          35.0%    35.0%    35.0%
State income taxes, net of Federal benefit    2.5      2.0      2.6
Foreign tax rate differences                  0.1     (0.5)    (0.2)
Expenses not deductible for tax purposes     (0.1)     1.2      9.3
Tax examination adjustment                  (12.4)       -        -
Other                                        (1.1)    (0.4)    (1.1)
                                             ----     ----     ----
Effective income tax rate                    24.0%    37.3%    45.6%
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

Deferred income taxes arise from temporary differences between financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

                                            June 26, 2004    June 28, 2003
                                            -------------    -------------
Deferred income tax asset (liability):
   Property and equipment                   $  (25,209)      $ (22,416)
   Inventory basis differences                   9,941          12,519
   Accrued liabilities                          12,474          11,270
   Allowance for doubtful accounts               2,436           4,335
   Accrued postretirement benefit                1,895           1,790
   Accrued healthcare expense                    1,792           1,711
   Prepaid healthcare expense                   (2,220)         (2,220)
   Research & Development credit                 2,124               -
   State operating loss carry forwards          60,774          54,618
   Capital loss carry forward                    1,284           1,543
   Other, net                                      233           1,455
                                            ----------       ---------

Subtotal                                        65,524          64,605

   Valuation allowance for carry forwards      (61,140)        (56,161)
                                            ----------       ---------

Net deferred income tax asset (liability)   $    4,384       $   8,444
                                            ==========       =========

The above amounts are classified in the consolidated balance sheet as follows:

                                           June 26, 2004  June 28, 2003
                                           -------------  -------------
Assets                                     $    38,014    $  36,611
Liabilities                                    (33,630)     (28,167)
                                           -----------    ---------
Net deferred income tax asset (liability)  $     4,384    $   8,444
                                           ===========    =========

At June 26, 2004, the Company had state net operating loss carry forwards of $60,774 and a capital loss carry forward of $1,284. At June 26, 2004, a valuation allowance of $59,856 had been provided for the state net operating loss and a $1,284 valuation allowance had been provided for the capital loss as utilization of such carry forwards within the applicable statutory periods is uncertain. The state net operating loss carry forward expires through 2024, while the capital loss carry forward expires through 2007. Both expiring state net operating loss carry forwards and expiring capital loss carry forwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through March 2009. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2005--$4,660; 2006--$3,604; 2007--$2,177, 2008--$1,581 and 2009 and thereafter -- $742. Rent expense under all leases was $6,766, $7,779 and $8,823 for fiscal 2004, 2003 and 2002, respectively.

The Company is not a party to any litigation, other than routine litigation incidental to its business except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

The United States Federal Trade Commission (FTC) is investigating a 1998 agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. The agreement is no longer in effect. The Company is currently negotiating with the FTC to close this investigation. Because of the likelihood that the Company will enter into a settlement agreement with the FTC, the Company has recorded a $4,750 charge in the fourth quarter of fiscal 2004 which is expected to resolve all claims by the FTC and state governments. The Company continues to cooperate with the FTC to finalize the settlement agreement; however, the inquiry could result in the Company being involved in further proceedings with the FTC, state attorneys general or private litigants.

The Company is currently defending numerous individual lawsuits pending in various state and federal courts involving phenylpropanolamine (PPA), an ingredient used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in the United States in November 2000 at the request of the United States Food and Drug Administration (FDA). These cases allege that the plaintiff suffered injury, generally some type of stroke, from ingesting PPA-containing products. Many of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

In August 1999, the Company filed a civil antitrust lawsuit in the United States District Court for the Western District of Michigan against a group of vitamin raw material suppliers alleging the defendants conspired to fix the prices of vitamin raw materials sold to the Company. The relief sought included money damages and a permanent injunction enjoining defendants from future violation of antitrust laws. The Company has entered into final settlement agreements with all of the defendants. The Company received settlement payments of $3,128 and $27,891 in fiscal 2003 and 2002, respectively. The payments were net of attorney fees and expenses that were withheld prior to the disbursement of the funds to the Company. No additional income will be received.

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

NOTE I - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              First      Second      Third      Fourth
               Fiscal 2004                   Quarter   Quarter(1)  Quarter    Quarter(4)
               -----------                  --------   ----------  --------   ----------
Net sales (3)                               $211,839   $247,377    $232,863   $206,125
Gross profit                                  60,020     76,179      68,755     63,010
Net income                                    16,508     38,235      17,739      8,085
Basic earnings per share                        0.24       0.55        0.25       0.11
Diluted earnings per share                      0.23       0.53        0.24       0.11
      Weighted average shares outstanding
          Basic                               70,040     69,967      70,296     70,671
          Diluted                             71,809     71,500      72,598     73,277

                                              First      Second       Third     Fourth
              Fiscal 2003                  Quarter(2)   Quarter      Quarter    Quarter
              -----------                  ----------   -------      -------    -------
Net Sales(3)                                $215,427   $229,918    $204,352   $184,403
Gross profit                                  63,891     66,693      60,442     46,998
Net income                                    18,778     16,814      14,132      4,324
Basic earnings per share                        0.27       0.24        0.20       0.06
Diluted earnings per share                      0.26       0.24        0.20       0.06
      Weighted average shares outstanding
          Basic                               70,719     69,273      69,337     69,614
          Diluted                             71,745     70,394      70,601     71,439

(1)   Includes $13,100 income related to tax examination. See Note G.

(2) Includes pre-tax income of $3,128 related to settlement proceeds of an antitrust lawsuit. See Note H.

(3) Net sales were increased by broker commissions that were reclassified to selling and administration expenses. The amounts reclassified for 2004 were $8,121 (Q1 $2,034, Q2 $2,283, Q3 $2,123 and Q4 $1,681) and 2003 were
      $8,113 (Q1 $2,212, Q2 $2,397, Q3 $1,736 and Q4 $1,768). See Note A

(4)   Includes pre-tax charge of $4,750 related to the FTC investigation.

NOTE J - SEGMENT INFORMATION

The Company has realigned its segment reporting with the acquisition of Peter Black. The Company has four reportable segments: Consumer Healthcare, Pharmaceuticals, UK Operations and Mexico Operations. Consumer Healthcare includes the U.S. operations supporting the sale of OTC pharmaceutical and nutritional products. Pharmaceuticals include the development and eventual sale of prescription drug products. UK Operations support the sale of OTC pharmaceutical and nutritional products in the United Kingdom and includes the newly acquired Peter Black. UK Operations is a supplier of store brand products to major grocery and pharmacy retailers and a contract manufacturer of OTC pharmaceutical and nutritional products. Mexico Operations support the sale of OTC and prescription drug products for retail, wholesale and governmental customers in Mexico. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note A.

                                   Consumer     Pharma-       UK         Mexico
                                  Healthcare   ceuticals   Operations  Operations    Total
                                  ----------   ---------   ----------  ----------    -----
Fiscal 2004
     Net sales(1)                  $800,619           -    $ 72,740    $ 24,845     $898,204
     Operating income (loss)(1)    $107,567    $ (4,961)   $     55    $    235     $102,896
     Operating income %                13.4%          -         0.1%        0.9%        11.4%
     Total assets                  $646,052           -    $ 90,936    $ 22,106     $759,094
     Capital expenditures          $ 18,154           -    $  6,408    $  3,732     $ 28,294
     Property, plant, equip, net   $185,033           -    $ 32,677    $  9,931     $227,641
     Depreciation/amortization     $ 23,993         135    $  3,679    $    645     $ 28,452

Fiscal 2003
     Net Sales(1)                  $757,035           -    $ 46,537    $ 30,528     $834,100
     Operating income(1)           $ 80,905           -    $  2,246    $  2,027     $ 85,178
     Operating income %                10.7%          -         4.8%        6.6%        10.2%
     Total assets                  $527,422           -    $ 57,871    $ 19,851     $643,970
     Capital expenditures          $ 27,523           -    $  2,730    $  2,043     $ 32,296
     Property, plant, equip, net   $191,093           -    $ 20,176    $  7,509     $218,778
     Depreciation/amortization     $ 23,533           -    $  1,988    $    605     $ 26,126

Fiscal 2002
     Net Sales(1)                  $770,187           -    $ 34,900    $ 29,976     $835,063
     Operating income (loss)(1)    $ 94,860           -    $  2,886    $(16,813)    $ 80,933
     Operating income (loss) %         12.3%          -         8.3%      (56.1)%        9.7%
     Total assets                  $519,880           -    $ 57,825    $ 16,082     $601,375
     Capital expenditures          $ 19,329           -    $  5,294    $  2,905     $ 27,528
     Property, plant, equip, net   $186,961           -    $ 17,644    $  6,439     $211,044
     Depreciation/amortization     $ 23,392           -    $  1,521    $    700     $ 25,613
     Asset impairment &
       restructuring               $  2,046           -           -    $ 16,614     $ 18,660

(1) Net sales were increased by broker commissions and reclassified to selling and administration expenses. The amounts reclassified to Consumer Healthcare for 2004, 2003 and 2002 were $8,121, $8,113 and $8,741, respectively. See Note A.

NOTE K - ACQUISITION

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

Subsequent to year-end, the Company entered into a purchase agreement for $5,000 to acquire certain assets from a manufacturer of foot care products. The transaction is expected to close in the first quarter of fiscal 2005.

NOTE L - RESTRUCTURING AND GOODWILL IMPAIRMENT CHARGES

Update of 2002 Restructuring -- In the fourth quarter of fiscal 2002, the Company approved a restructuring plan related to Quifa. The implementation of the plan began in June 2002 and was completed in its entirety in the first quarter of fiscal 2004. The Company discontinued certain customers and products because of inadequate profitability and misalignment with strategic goals. In fiscal 2002, equipment related to the discontinued customers and products was written down to its fair market value resulting in an impairment charge of $2,590. The Company accrued employee termination benefits of $2,000 and other restructuring costs of $500 that were included in the restructuring line in the consolidated statement of income for fiscal 2002. No additional charges related to this restructuring plan have been recorded since fiscal 2002. Through June 26, 2004, the Company terminated 220 employees, performing certain production and administrative tasks, as a result of the restructuring plan. In fiscal 2004 and 2003, $230 and $2,270 was paid related to the termination benefits and other restructuring costs.

Due to the changes necessary at Quifa, its goodwill was re-tested for impairment in the fourth quarter of fiscal 2002. The fair value of the reporting unit was estimated using the present value of expected future cash flows. The testing procedure resulted in a goodwill impairment charge of $11,524 in fiscal 2002. The goodwill impairment charge is recorded as a separate line item in the fiscal 2002 consolidated statement of income.

For fiscal 2002, the Company incurred restructuring charges of $2,046 related to the declining net realizable value of its LaVergne, Tennessee logistics facility. The effect of suspending depreciation on this facility was approximately $400 in fiscal 2002. The Company sold this facility in the second quarter of fiscal 2002. The effect of selling this facility is included in the Consumer Healthcare segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

As of June 26, 2004, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of

1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic Securities and Exchange Commission (SEC) filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 26, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

(a)      Directors of the Company.
         This information is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting under the heading "Election of Directors".

(b)      Executive Officers of the Company.
         See Part I, Additional Item of this Form 10-K.

(c)      Audit Committee Financial Expert.
         This information is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting under the heading "Board of Directors and Committees".

(d)      Identification and Composition of the Audit Committee.
         This information is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting under the heading "Board of Directors and Its Committees".

(e)      Compliance with Section 16(a) of the Exchange Act.
         This information is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance".

(f)      Code of Ethics
         This information is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting under the heading "Corporate Governance".

Item 11. Executive Compensation.

This information is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting under the headings "Executive Compensation" and "Director Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting under the heading "Ownership of Perrigo Common Stock". Information concerning equity compensation plans is incorporated by reference to the Company's Proxy Statement for the

2004 Annual Meeting under the heading "Equity Compensation Plan Information".

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting under the heading "Independent Accountants".

                                    PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed or incorporated by reference as part of this Form 10-K:

1.    All financial statements. See Index to Consolidated Financial Statements.

2.    Financial Schedules
      Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
      Schedule II - Valuation and Qualifying Accounts. Schedules other than the one listed are omitted because the required information is included in the footnotes, immaterial or not applicable.

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

      4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996. (SEC File No. 00-19725).

      10(a)* Registrant's 2003 Long-Term Incentive Plan effective October 29,
             2003, as amended, incorporated by reference from the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders filed on September 26, 2003.

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

      10(e)* Employment Agreement, Restricted Stock Agreement, Contingent
             Restricted Stock Agreement, and Noncompetition and Nondisclosure Agreement, dated April 19, 2000, between Registrant and David T. Gibbons, incorporated by reference from the Registrant's Form 10-Q filed on April 26, 2000.

      10(f)* Registrant's Executive Retention Plan, dated January 1, 2002, incorporated by reference from the Registrant's Form 10-Q filed on October 30, 2002.

      10(g)* Registrant's Nonqualified Deferred Compensation Plan, dated
             December 31, 2001, as amended, incorporated by reference from the Registrant's Form 10-Q filed on January 24, 2002.

      10(h)* Registrant's Restricted Stock Plan for Directors II, dated August
             14, 2001, incorporated by reference from the Registrant's Form 10-Q filed on October 23, 2001.

      10(i)* Registrant's Management Incentive Bonus Plan, effective June 29,
             2004, incorporated by reference from the Registrant's Form 10-Q filed on October 23, 2003.

      21     Subsidiaries of the Registrant.

      23     Consent of BDO Seidman, LLP.

      24     Power of Attorney (see signature page).

      31     Rule 13a-14(a) Certifications.

      32     Section 1350 Certifications.

* Denotes management contract or compensatory plan or arrangement.

(b)   Exhibit and reports on Form 8-K.

      On April 23, 2004, the Company furnished under Item 12 its April 23, 2004 press release containing its third quarter earnings information.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE

Shareholders and Board of Directors
Perrigo Company
Allegan, Michigan

The audits referred to in our report dated July 23, 2004, relating to the consolidated financial statements of Perrigo Company and Subsidiaries, which is contained in Item 8 of this Form 10-K for the year ended June 26, 2004, included the audit of Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

By: /s/ BDO Seidman, LLP
    --------------------
      BDO Seidman, LLP

Grand Rapids, Michigan
July 23, 2004

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 PERRIGO COMPANY
                                 (in thousands)

                                                  Balance       Net                       Balance
                                                at Beginning  Bad Debt                    at End
         Description                             of Period    Expenses  Deductions(1)    of Period
         -----------                             ---------    --------  -------------    ---------
Year Ended June 29, 2002:
 Allowances deducted from
    asset accounts:
         Allowance for uncollectible accounts   $ 6,798       $ 2,013    $   346         $ 8,465

Year Ended June 28, 2003:
 Allowances deducted from
    asset accounts:
         Allowance for uncollectible accounts   $ 8,465       $ 2,476    $   699         $10,242

Year Ended June 26, 2004:
  Allowances deducted from
    asset accounts:
         Allowance for uncollectible accounts   $10,242       $(1,228)   $   718         $ 8,296

(1)   Uncollectible accounts charged off, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal ended June 26, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 10th of August 2004.

                                  PERRIGO COMPANY

                                  By: /s/ David T. Gibbons
                                      ------------------------------------------
                                      David T. Gibbons
                                      Chairman of the Board, President and Chief
                                      Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints David T. Gibbons and Douglas R. Schrank and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 26, 2004 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 26, 2004 has been signed by the following persons in the capacities indicated on the 10th of August 2004.

         Signature                                           Title
         ---------                                           -----
/s/ David T. Gibbons                         Chairman of the Board, President, and Chief
----------------------------------------     Executive Officer
David T. Gibbons                              (Principal Executive Officer)

/s/ Douglas R. Schrank                       Executive Vice President and Chief Financial Officer
----------------------------------------      (Principal Accounting and Financial Officer)
Douglas R. Schrank

/s/ Laurie Brlas                             Director
----------------------------------------
Laurie Brlas

/s/ Gary M. Cohen                            Director
----------------------------------------
Gary M. Cohen

/s/ Peter R. Formanek                        Director
----------------------------------------
Peter R. Formanek

 /s/ Larry D. Fredricks                      Director
----------------------------------------
Larry D. Fredricks

/s/ Judith A. Hemberger                      Director
----------------------------------------
Judith A. Hemberger

/s/ Michael J. Jandernoa                     Director
----------------------------------------
Michael J. Jandernoa

/s/ Gary K. Kunkle, Jr.                      Director
----------------------------------------
Gary K. Kunkle, Jr.

/s/ Herman Morris, Jr.                       Director
----------------------------------------
Herman Morris, Jr.

                                  EXHIBIT INDEX

Exhibit             Document
-------             --------
  21     Subsidiaries of the Registrant

  23     Consent of BDO Seidman, LLP

  31     Rule 13a-14(a) Certifications.

  32     Section 1350 Certifications.