Form 10-Q
period 2004-09-25
PERRIGO CO
filed 2004-10-26
CIK 820096

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 25, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM________ TO _________

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
                              --------------------
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

                                 (269) 673-8451
                              --------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
                              --------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         OUTSTANDING AT
CLASS OF COMMON STOCK                                    OCTOBER 13, 2004
---------------------                                    ----------------
     WITHOUT PAR                                           71,217,193

================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
ended September 25, 2004 and September 27, 2003                                 1

Condensed consolidated balance sheets -- September 25, 2004,
June 26, 2004 and September 27, 2003                                            2

Condensed consolidated statements of cash flows -- For the quarters
ended September 25, 2004 and September 27, 2003                                 3

Notes to condensed consolidated financial statements                            4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                           8

Item 3. Quantitative and Qualitative Disclosures About Market Risks            13

Item 4. Controls and Procedures                                                13

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds            14

Item 6. Exhibits                                                               15

SIGNATURES                                                                     16

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                         First Quarter
                                                 -----------------------------
                                                     2005             2004
                                                     ----             ----
Net sales                                        $     227,719     $   211,839
Cost of sales                                          163,006         151,819
                                                 -------------     -----------
Gross profit                                            64,713          60,020
                                                 -------------     -----------

Operating expenses
   Distribution                                          4,193           3,522
   Research and development                              6,354           5,713
   Selling and administration                           27,540          25,440
                                                 -------------     -----------
     Total                                              38,087          34,675

Operating income                                        26,626          25,345
Interest and other, net                                   (840)           (449)
                                                 -------------     -----------

Income before income taxes                              27,466          25,794
Income tax expense                                       9,888           9,286
                                                 -------------     -----------
Net income                                       $      17,578     $    16,508
                                                 =============     ===========

Earnings per share
   Basic                                         $        0.25     $      0.24
   Diluted                                       $        0.24     $      0.23

Weighted average shares outstanding
   Basic                                                70,948          70,040
   Diluted                                              73,043          71,809

     See accompanying notes to condensed consolidated financial statements.

                               PERRIGO COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                                                   September 25,    June 26,     September 27,
                                                                        2004          2004           2003
                                                                   -------------  -----------    -------------
                                                                     (unaudited)                  (unaudited)
Assets
Current assets
   Cash and cash equivalents                                       $   136,544    $   161,252    $   83,046
   Investment securities                                                 5,270         10,448             -
   Accounts receivable                                                 112,624         86,040        99,200
   Inventories                                                         181,837        174,253       149,872
   Current deferred income taxes                                        29,306         29,877        30,359
   Prepaid expenses and other current assets                            11,017         11,359        10,844
                                                                   -----------    -----------    ----------
          Total current assets                                         476,598        473,229       373,321

Property and equipment                                                 463,241        462,185       431,777
   Less accumulated depreciation                                       240,144        234,544       216,389
                                                                   -----------    -----------    ----------
                                                                       223,097        227,641       215,388

Goodwill                                                                35,919         35,919        35,919
Non-current deferred income taxes                                        8,761          8,137         6,677
Other non-current assets                                                17,755         14,168        19,140
                                                                   -----------    -----------    ----------
                                                                   $   762,130    $   759,094    $  650,445
                                                                   ===========    ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                $    83,516    $    88,858    $   67,616
   Notes payable                                                         9,465          9,528         7,191
   Payroll and related taxes                                            20,857         41,387        22,354
   Accrued expenses                                                     44,751         43,689        41,276
   Accrued income taxes                                                  7,417              -        15,264
   Current deferred income taxes                                         4,044          4,024         2,965
                                                                   -----------    -----------    ----------
          Total current liabilities                                    170,050        187,486       156,666

Non-current deferred income taxes                                       29,259         29,606        25,538
Other non-current liabilities                                            6,898          5,770         4,727

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized              -              -             -
   Common stock, without par value, 200,000 shares authorized          109,396        104,160        90,363
   Unearned compensation                                                (1,075)          (514)          (56)
   Accumulated other comprehensive income                                2,817          2,892           187
   Retained earnings                                                   444,785        429,694       373,020
                                                                   -----------    -----------    ----------
          Total shareholders' equity                                   555,923        536,232       463,514
                                                                   -----------    -----------    ----------
                                                                   $   762,130    $   759,094    $  650,445
                                                                   ===========    ===========    ==========

Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                 $     7,971    $     8,296    $    9,321
   Allowance for inventory                                         $    21,124    $    22,888    $   21,602
   Working capital                                                 $   306,548    $   285,743    $  216,655
   Preferred stock, shares issued                                            -              -             -
   Common stock, shares issued                                          71,208         70,882        69,994

      See accompanying notes to condensed consolidated financial statements

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                               First Quarter
                                                      ---------------------------------
                                                         2005                   2004
                                                         ----                   ----
Cash Flows (For) From Operating Activities
   Net income                                         $     17,578         $     16,508
   Adjustments to derive cash flows
      Depreciation and amortization                          7,092                7,031
      Share-based compensation                               1,578                1,318
      Deferred income taxes                                   (410)                 (77)

Changes in operating assets and liabilities,
   net of a purchase of assets
      Accounts receivable                                  (25,543)             (12,352)
      Inventories                                           (6,676)              10,276
      Accounts payable                                      (5,463)              (4,439)
      Payroll and related taxes                            (20,535)             (18,175)
      Accrued expenses                                       1,062                4,712
      Accrued income taxes                                   7,422                9,705
      Other                                                    918               (6,312)
                                                      ------------         ------------
         Net cash (for) from operating activities          (22,977)               8,195
                                                      ------------         ------------

Cash Flows (For) From Investing Activities
   Additions to property and equipment                      (2,394)              (4,993)
   Purchase of assets                                       (5,000)                   -
   Issuance of note receivable                                   -              (10,000)
   Investment in equity subsidiaries                             -               (1,000)
   Purchase of securities                                   (1,000)                   -
   Proceeds from sales of securities                         6,000                    -
                                                      ------------         ------------
         Net cash (for) from investing activities           (2,394)             (15,993)
                                                      ------------         ------------

Cash From (For) Financing Activities
   Borrowings (repayments) of short-term debt, net             (92)              (1,631)
   Tax benefit of stock transactions                           118                    -
   Issuance of common stock                                  3,101                  400
   Repurchase of common stock                                 (122)                (343)
   Cash dividends                                           (2,487)              (1,751)
                                                      ------------         ------------
         Net cash from (for) financing activities              518               (3,325)
                                                      ------------         ------------

        Net decrease in cash and cash equivalents          (24,853)             (11,123)
Cash and cash equivalents, at beginning of period          161,252               93,827
Effect of exchange rate changes on cash                        145                  342
                                                      ------------         ------------
Cash and cash equivalents, at end of period           $    136,544         $     83,046
                                                      ============         ============

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
      Interest                                        $        141         $        162
      Income taxes paid                               $        815         $        579
      Income taxes refunded                           $      4,062                    -

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 2004
                    (in thousands, except per share amounts)

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

Operating results for the quarter ended September 25, 2004 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 26, 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FASB Staff Position (FSP) 106-2 requires companies to record the amount expected to be received under the Act as an actuarial gain, to the extent the related post-retirement medical plan's (plan) total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. FSP 106-2 is effective beginning the first quarter of fiscal 2005. The Company is a sponsor of a plan that provides prescription drug benefits. As the subsidy is expected to be passed on to the retirees through a reduction in premiums, the Company does not anticipate a material impact on its financial statements or the plan. Accordingly, any effects of the Act will be incorporated in the next measurement of plan assets and obligations.

The Company entered into a purchase agreement to acquire certain assets from a manufacturer of foot care products in the first quarter of fiscal 2005.

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                         First Quarter
                                                      --------------------
                                                        2005       2004
                                                        ----       ----
Numerator
Net income used for both basic and diluted EPS        $17,578      $16,508
                                                      =======      =======

Denominator
Weighted average shares outstanding for basic EPS      70,948       70,040
Dilutive effect of share-based awards                   2,095        1,769
                                                      -------      -------
Weighted average shares outstanding for diluted EPS    73,043       71,809
                                                      =======      =======

Share-based awards outstanding that are anti-dilutive were 481 and 1,690 for the first quarter of fiscal 2005 and 2004, respectively. These share-based awards are excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                           September 25,      June 26,    September 27,
                              2004             2004          2003
                              ----             ----          ----
Finished goods             $  75,045         $  71,875    $   58,282
Work in process               59,411            58,784        53,610
Raw materials                 47,381            43,594        37,980
                           ---------         ---------    ----------
                           $ 181,837         $ 174,253    $  149,872
                           =========         =========    ==========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $21,124 at September 25, 2004, $22,888 at June 26, 2004 and $21,602 at September 27, 2003.

NOTE D - SHAREHOLDERS' EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. All common stock repurchased is retired upon purchase. The remaining expenditure approved by the Board of Directors for the repurchase of additional shares is $20,000. This repurchase program was announced on October 29, 2003 and will expire on April 28, 2005. In a private transaction, the Company repurchased 7 shares of common stock for $122 on August 12, 2004.

NOTE E - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                   First Quarter
                                                --------------------
                                                  2005        2004
                                                  ----        ----
Net income                                      $17,578      $16,508
Other comprehensive income (loss):
  Foreign currency translation adjustments          (75)      (1,095)
                                                -------      -------
Comprehensive income                            $17,503      $15,413
                                                =======      =======

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company is not a party to any litigation, other than routine litigation incidental to its business except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

In August 2004, the Company agreed to settle with the United States Federal Trade Commission (FTC) which had been investigating a 1998 agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. The agreement between Alpharma, Inc. and the Company is no longer in effect. The consent order included payment of $4,750 to resolve all claims by the FTC and state governments as well as certain restrictions on future contractual agreements of this nature. The Company is involved in related proceedings with private litigants. These restrictions and proceedings are not expected to have a material impact on the Company's future results of operations. The $4,750 charge was recorded in the fourth quarter of fiscal 2004 and paid in the first quarter of fiscal 2005.

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

Guarantees of debt obligations are primarily issued to support borrowing arrangements entered into by two of the Company's foreign subsidiaries. The Company has guarantees of approximately $10,226 as of September 25, 2004. Although this amount represents the maximum exposure to loss, the Company believes the actual risk of loss is insignificant. Of this amount, $9,465 was recorded in the financial statements as notes payable as of September 25, 2004.

NOTE G - SEGMENT INFORMATION

The Company has four reportable segments; Consumer Healthcare, Pharmaceuticals, UK Operations and Mexico Operations. Consumer Healthcare includes the U.S. operations supporting the sale of OTC pharmaceutical and nutritional products. Pharmaceuticals includes the development and eventual sale of prescription drug products. UK Operations support the sale of OTC pharmaceutical and nutritional products in the United Kingdom. Mexico Operations support the sale of OTC and prescription drug products in Mexico for retail, wholesale, and governmental customers in Mexico.

                                    Consumer      Pharma-        UK         Mexico
                                   Healthcare    ceuticals   Operations   Operations           Total
                                   ----------    ---------   ----------   ----------           -----
First Quarter 2005
      Net sales                     $199,535             -   $  23,218    $   4,966          $ 227,719
      Operating income (loss)       $ 27,832      $ (1,299)  $     209    $    (116)         $  26,626
      Operating income (loss)%          13.9%            -         0.9%        (2.3)%             11.7%

First Quarter 2004
      Net sales                     $192,759             -   $  12,663    $   6,417          $ 211,839
      Operating income (loss)       $ 24,900      $   (279)  $     434    $     290          $  25,345
      Operating income %                12.9%            -         3.4%         4.5%              12.0%

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FIRST QUARTER FISCAL YEARS 2005 AND 2004
                    (in thousands, except per share amounts)

RESULTS OF OPERATIONS

Segments

The Company has four reportable segments; Consumer Healthcare, Pharmaceuticals, UK Operations and Mexico Operations. Consumer Healthcare includes the U.S. operations supporting the sale of OTC (over-the-counter) pharmaceutical and nutritional products. Pharmaceuticals include the development and eventual sale of prescription drug products. UK Operations support the sale of OTC pharmaceutical and nutritional products in the United Kingdom. Mexico Operations support the sale of OTC and prescription drug products for retail, wholesale and governmental customers in Mexico.

Consumer Healthcare contributed strong performance in the first quarter of fiscal 2005 with an increase in sales of 4% coupled with a 12% increase in operating income. This performance was partially offset by decreases in sales in Mexico and operating income in both the UK and Mexico. UK Operations is executing its merger integration plan for the Wrafton and Peter Black businesses and the results are expected to turn around over the last three quarters of fiscal 2005. The Mexico business is making progress toward changing its business model to incorporate more retail store brand sales. See segment discussion for further details.

Seasonality

The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the quarter ended September 25, 2004 are not necessarily indicative of the results that may be expected for a full year.

CONSUMER HEALTHCARE

                                   First Quarter
                            -----------------------------
                              2005                2004
                              ----                ----
Net sales                   $199,535            $ 192,759
Gross profit                $ 60,451            $  56,473
Gross profit %                  30.3%                29.3%

Operating expenses          $ 32,619            $  31,573
Operating expenses %            16.3%                16.4%

Operating income            $ 27,832            $  24,900
Operating income %              13.9%                12.9%

Net Sales

First quarter net sales for fiscal 2005 increased 4% or $6,776 compared to fiscal 2004. Net sales increased due to sales of cough, cold and allergy products containing loratadine and higher unit sales of vitamin products. The increase was partially offset by a decline in sales of starch blocker which was introduced in the first quarter of fiscal 2004 as well as antacids and analgesics.

Gross Profit

First quarter gross profit for fiscal 2005 increased 7% or $3,978 compared to fiscal 2004 primarily due to a favorable mix of products sold and higher unit sales volume.

Operating Expenses

First quarter operating expenses for fiscal 2005 increased 3% or $1,046 during fiscal 2005 compared to fiscal 2004 consistent with the increase in net sales.

Operating Income

First quarter operating income for fiscal 2005 increased 12%, or $2,932, demonstrating good operating leverage as sales and gross profit increased by only 4% and 7%, respectively.

PHARMACEUTICALS

First quarter fiscal 2005 and 2004 operating expenses were $1,299 and $279, respectively. The Company anticipates investing approximately $10,000 to $12,000 in fiscal 2005, primarily in research and development costs for the development of prescription drug products.

UK OPERATIONS

                                   First Quarter
                            -----------------------------
                              2005                2004
                              ----                ----
Net sales                   $ 23,218            $ 12,663
Gross profit                $  2,794            $  1,587
Gross profit %                  12.0%               12.5%

Operating expenses          $  2,585            $  1,153
Operating expenses %            11.1%                9.1%

Operating income            $    209            $    434
Operating income %               0.9%                3.4%

Net Sales

First quarter net sales for fiscal 2005 increased 83% or $10,555 compared to fiscal 2004. The majority of the increase was due to sales of nutritional products of approximately $8,600 related to the acquisition of Peter Black in December 2003. The remaining increase was primarily due to exchange rate fluctuations.

Gross Profit

First quarter gross profit for fiscal 2005 increased 76% or $1,207 compared to fiscal 2004 primarily due to the acquisition of Peter Black.

Operating Expenses

First quarter operating expenses for fiscal 2005 increased 124% or $1,432 compared to fiscal 2004 primarily due to the acquisition of Peter Black.

Operating Income

First quarter operating income for fiscal 2005 decreased 52% or $225. The merger integration plan for the Wrafton and Peter Black businesses continues to reduce breakeven levels. The turnaround is expected to be evident in improved operating income over the next three quarters of fiscal 2005.

MEXICO OPERATIONS

                                    First Quarter
                            -----------------------------
                              2005                2004
                              ----                ----
Net sales                   $ 4,966              $ 6,417
Gross profit                $ 1,468              $ 1,960
Gross profit %                 29.6%                30.5%

Operating expenses          $ 1,584              $ 1,670
Operating expenses %           31.9%                26.0%

Operating income (loss)     $ (116)              $   290
Operating income (loss)%      (2.3)%                 4.5%

Net Sales

First quarter net sales for fiscal 2005 decreased 23% or $1,451 compared to fiscal 2004, primarily due to lower volume of government contract sales and distributor sales. Approximately 25% of the decrease was due to exchange rate fluctuations. The decrease was partially offset by a 30% increase in the store brand market which now represents one-third of total sales.

Gross Profit

First quarter gross profit for fiscal 2005 decreased 25% or $492 compared to fiscal 2004. The decrease was primarily due to lower volume of products sold. Approximately 25% of the decrease in gross profit was due to exchange rate fluctuations.

Operating Expenses

First quarter operating expenses during fiscal 2005 decreased 5% or $86 compared to fiscal 2004. Increased investment in new product initiatives was offset by reductions in administrative and bad debt expense.

Operating Income

First quarter operating income decreased 140% or $406. The Mexican business is making good progress in changing its business model. It has become more dependent on retail store brand sales which grew 30% in the quarter and represents one-third of total sales.

INTEREST AND OTHER (CONSOLIDATED)

First quarter interest income was $357 for fiscal 2005 compared to interest income of $95 for fiscal 2004. Other income was $483 for fiscal 2005 compared to $354 for fiscal 2004.

The difference in interest income was due to the level of invested cash balances in fiscal 2005 compared to fiscal 2004.

INCOME TAXES (CONSOLIDATED)

The effective tax rate for the first quarter of fiscal 2005 and 2004 was 36%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities increased $58,768 to $141,814 at September 25, 2004 from $83,046 at September 27, 2003. Working capital, including cash, increased $89,893 to $306,548 at September 25, 2004 from $216,655 at September 27, 2003. The Company's priorities for use of the cash and investment securities include support of seasonal working capital demands, investment in capital assets, opportunistic repurchase of common stock and acquisition of complementary businesses that could leverage retailer relationships, offer a product niche opportunity or support geographic expansion.

First quarter net cash used for operating activities increased by $31,172 to $22,977 for fiscal 2005 compared to cash provided of $8,195 for fiscal 2004. The increased use of cash is primarily due to increases in accounts receivables and inventory of $13,191 and $16,952, respectively, due to the timing of sales within the quarter and the Company's decision to increase production and inventory in the fourth quarter of fiscal 2004.

First quarter net cash used for investing activities decreased $13,599 to $2,394 for fiscal 2005 compared to cash used of $15,993 for fiscal 2004. During the first quarter of 2005, the Company sold $6,000 of securities and used the proceeds primarily to meet seasonal working capital demands and to acquire certain assets from a manufacturer of foot care products for $5,000. In August 2003, the Company issued a $10,000 note receivable which was repaid in April 2004.

First quarter capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are anticipated to be $25,000 to $30,000 for fiscal 2005.

First quarter net cash from financing activities increased $3,843 to $518 for fiscal 2005 compared to cash used of $3,325 for financing activities in fiscal 2004. The increase was primarily due to an increase in employee stock option exercises of $2,701 and lower repayments of short-term debt of $1,539 partially offset by a higher dividend payment of $736.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. All common stock repurchased is retired upon purchase. The total remaining expenditure approved by the

Board of Directors for the repurchase of additional shares is $20,000. This repurchase program was announced on October 29, 2003 and will expire on April 28, 2005. During the first quarter of fiscal 2005, the Company repurchased 7 shares of common stock from a private party for $122. In the first quarter of fiscal 2004, the Company repurchased 25 shares of its common stock for $343.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $2,487 and $1,751, or $0.035 and $0.025 per share for the first quarter of 2005 and 2004, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

The Company had no long-term debt at September 25, 2004. Cash, cash equivalents, investment securities and cash flows from operations are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

CRITICAL ACCOUNTING POLICIES

Determination of certain amounts in the Company's financial statements requires the use of estimates. These estimates are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. The accounting policies, discussed below, are considered by management to require the most judgment and are critical in the preparation of the financial statements. These policies are reviewed by the Audit Committee. Other accounting policies are included in Note A of the consolidated financial statements included in the Company's annual report on Form 10-K for the year-ended June 26, 2004.

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $7,971, $8,296 and $9,321 at September 25, 2004, June 26, 2004 and September 27, 2003,
respectively.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand, and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $21,124, $22,888 and $21,602 at September 25, 2004, June 26, 2004 and September 27, 2003, respectively.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing of goodwill is performed in the second quarter of each fiscal year.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $4,074, $3,876, and $3,473 at September 25, 2004, June 26, 2004 and
September 27, 2003, respectively. The accrual for workers' compensation claims was $2,249, $2,458 and $3,479 at September 25, 2004, June 26, 2004 and September
27, 2003, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" in the Company's Form 10-K for the year ended June 26, 2004 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and, if the Company borrows funds to finance its operations, interest expense. As of September 25, 2004, the Company had invested cash, cash equivalents and investment securities of $141,814. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

The Company has operations in the United Kingdom and Mexico. These operations transact business in the local currency, thereby creating exposures to changes in exchange rates. The Company does not currently have hedging or similar foreign currency contracts. However, the Company may obtain a contractual currency exchange rate in contemplation of a significant transaction, such as a foreign acquisition. Significant currency fluctuations could adversely impact foreign revenues; however, the Company cannot predict future changes in foreign currency exposure.

Item 4.  Controls and Procedures

As of September 25, 2004, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 25, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a repurchase program approved by the Board of Directors for the repurchase of $20,000 of additional common shares. This repurchase program was announced on October 29, 2003 and will expire on April 28, 2005. The Company repurchased 7 shares of common stock from a private party for $122 on August 12, 2004. The common stock repurchased was retired upon purchase.

The following table lists the repurchase of shares by period for the first quarter of fiscal year 2005:

                                                       Number of
                                                        Shares            Value
                                                       Purchased            of               Value
                        Total            Average         Under          Additional         of Shares
                      Number of           Price        Publicly           Shares           Available
First Quarter           Shares           Paid per      Announced         Approved             for
 Fiscal 2005          Purchased            Share         Plans         Or (Expired)        Purchase
 -----------          ---------          --------      ---------       ------------       ----------
6/27 to 7/31                -                   -            -                 -          $  20,000
8/1 to 8/28                 -                   -            -                 -             20,000
8/29 to 9/25                7              $17.37            -                 -             20,000

Item 6.  Exhibits

Exhibit Number          Description
--------------          -----------
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

      4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996. (SEC File No. 00-19725).

      10(a)*         Registrant's Management Incentive Bonus Plan, effective
                     June 27, 2004.

      31             Rule 13a-14(a) Certifications.

      32             Section 1350 Certifications.

      * Denotes management contract or compensatory plan or arrangement.

      On August 3, 2004, the Company announced that it is negotiating a settlement with the U.S. Federal Trade Commission (FTC) in order to close the FTC's investigation into a 1998 agreement between the Company and New Jersey-based, Alpharma Inc.

      On August 10, 2004, the Company furnished under Item 12 its August 10, 2004, press release containing its earnings release for its full year and fourth quarter earnings release for the year ended June 26, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PERRIGO COMPANY
                                ----------------------------
                                (Registrant)

Date: October 26, 2004          By: /s/David T. Gibbons
                                    -------------------------------------------
                                    David T. Gibbons
                                    Chairman, President and Chief Executive
                                    Officer

Date: October 26, 2004          By: /s/Douglas R. Schrank
                                    -------------------------------------------
                                    Douglas R. Schrank
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (Principal Accounting and Financial Officer)