Form 10-Q
period 2004-12-25
PERRIGO CO
filed 2005-02-02
CIK 820096

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

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 25, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO ________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
     CLASS OF COMMON STOCK                       JANUARY 25, 2005
     ---------------------                       ----------------
          WITHOUT PAR                               71,562,269

================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
and year-to-date ended December 25, 2004 and December 27, 2003                  1

Condensed consolidated balance sheets -- December 25, 2004,
June 26, 2004 and December 27, 2003                                             2

Condensed consolidated statements of cash flows -- For the year-to-date
ended December 25, 2004 and December 27, 2003                                   3

Notes to condensed consolidated financial statements                            4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                          10

Item 3. Quantitative and Qualitative Disclosures About Market Risks            18

Item 4. Controls and Procedures                                                18

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds            19

Item 4. Submission of Matters to a Vote of Security Holders                    19

Item 6. Exhibits                                                               19

SIGNATURES                                                                     21

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                        Second Quarter           Year-To-Date
                                     ---------------------   ---------------------
                                       2005        2004        2005        2004
                                     ---------   ---------   ---------   ---------
Net sales                            $ 251,748   $ 247,377   $ 479,467   $ 459,216
Cost of sales                          184,692     171,198     347,698     323,017
                                     ---------   ---------   ---------   ---------
Gross profit                            67,056      76,179     131,769     136,199

Operating expenses
   Distribution                          3,905       3,833       8,098       7,355
   Research and development              9,286       6,186      15,640      11,899
   Selling and administration           29,716      27,390      57,256      52,830
                                     ---------   ---------   ---------   ---------
     Total                              42,907      37,409      80,994      72,084

Operating income                        24,149      38,770      50,775      64,115
Interest and other, net                   (604)       (504)     (1,444)       (953)
                                     ---------   ---------   ---------   ---------

Income before income taxes              24,753      39,274      52,219      65,068
Income tax expense                       8,915       1,039      18,803      10,325
                                     ---------   ---------   ---------   ---------

Net income                           $  15,838   $  38,235   $  33,416   $  54,743
                                     =========   =========   =========   =========

Earnings per share
   Basic                             $    0.22   $    0.55   $    0.47   $    0.78
   Diluted                           $    0.22   $    0.53   $    0.46   $    0.76

Weighted average shares outstanding
   Basic                                71,206      69,967      71,111      70,006
   Diluted                              73,285      71,500      73,166      71,568

Dividends declared per share         $   0.040   $   0.035   $   0.075   $   0.060

      See accompanying notes to condensed consolidated financial statements

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 December 25,   June 26,    December 27,
                                                                     2004         2004          2003
                                                                 ------------   ---------   ------------
                                                                 (unaudited)                (unaudited)
Assets
Current assets
   Cash and cash equivalents                                     $    175,702   $ 161,252   $    110,809
   Investment securities                                                3,533      10,448              -
   Accounts receivable                                                110,931      86,040        123,832
   Inventories                                                        166,615     174,253        142,626
   Current deferred income taxes                                       32,242      29,877         30,455
   Prepaid expenses and other current assets                           11,271      11,359          9,358
                                                                 ------------   ---------   ------------
          Total current assets                                        500,294     473,229        417,080

Property and equipment                                                468,718     462,185        459,397
   Less accumulated depreciation                                      248,140     234,544        233,706
                                                                 ------------   ---------   ------------
                                                                      220,578     227,641        225,691

Goodwill                                                               35,919      35,919         35,919
Non-current deferred income taxes                                       7,899       8,137          6,976
Other non-current assets                                               21,726      14,168         21,579
                                                                 ------------   ---------   ------------
                                                                 $    786,416   $ 759,094   $    707,245
                                                                 ============   =========   ============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                              $     83,299   $  88,858   $     81,487
   Notes payable                                                        9,758       9,528          8,109
   Payroll and related taxes                                           23,749      41,387         28,337
   Accrued customer programs                                           15,365      13,212         14,160
   Accrued liabilities                                                 32,329      30,477         32,781
   Accrued income taxes                                                 6,705           -          6,068
   Current deferred income taxes                                        3,079       4,024          2,975
                                                                 ------------   ---------   ------------
          Total current liabilities                                   174,284     187,486        173,917

Non-current deferred income taxes                                      29,631      29,606         26,060
Other non-current liabilities                                           7,499       5,770          5,128

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized             -           -              -
   Common stock, without par value, 200,000 shares authorized         113,912     104,160         92,404
   Unearned compensation                                               (1,209)       (514)          (608)
   Accumulated other comprehensive income                               4,523       2,892          1,540
   Retained earnings                                                  457,776     429,694        408,804
                                                                 ------------   ---------   ------------
          Total shareholders' equity                                  575,002     536,232        502,140
                                                                 ------------   ---------   ------------
                                                                 $    786,416   $ 759,094   $    707,245
                                                                 ============   =========   ============

Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                               $      7,934   $   8,296   $      7,623
   Allowance for inventory                                       $     23,846   $  22,888   $     22,124
   Working capital                                               $    326,010   $ 285,743   $    243,163
   Preferred stock, shares issued                                           -           -              -
   Common stock, shares issued                                         71,555      70,882         70,076

      See accompanying notes to condensed consolidated financial statements

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Year-To-Date
                                                        ---------------------
                                                          2005        2004
                                                        ---------   ---------
Cash Flows From Operating Activities
   Net income                                           $  33,416   $  54,743
   Adjustments to derive cash flows
     Depreciation and amortization                         15,514      14,367
     Share-based compensation                               2,827       2,609
     Deferred income taxes                                 (2,967)       (683)
   Changes in operating assets and liabilities, net of
      a purchase of assets and a business acquisition
     Accounts receivable                                  (24,354)    (30,761)
     Inventories                                            8,139      25,741
     Accounts payable                                      (5,237)      3,246
     Payroll and related taxes                            (17,621)    (12,189)
     Accrued customer programs                              2,153       3,431
     Accrued liabilities                                    1,944       4,079
     Accrued income taxes                                   6,702         500
     Other                                                    938      (6,542)
                                                        ---------   ---------
         Net cash from operating activities                21,454      58,541
                                                        ---------   ---------

Cash Flows For Investing Activities
   Additions to property and equipment                     (7,564)    (13,535)
   Acquisition of assets or business                       (5,562)    (12,061)
   Issuance of note receivable                                  -     (10,000)
   Investment in equity subsidiaries                            -      (2,000)
   Purchase of securities                                  (1,000)          -
   Proceeds from sales of securities                        7,630           -
   Other                                                   (2,478)          -
                                                        ---------   ---------
         Net cash for investing activities                 (8,974)    (37,596)
                                                        ---------   ---------

Cash Flows From (For) Financing Activities
   Borrowings (repayments) of short-term debt, net            395        (765)
   Tax benefit of stock transactions                          821         355
   Issuance of common stock                                 5,161       2,390
   Repurchase of common stock                                (122)     (1,940)
   Cash dividends                                          (5,334)     (4,202)
                                                        ---------   ---------
         Net cash from (for) financing activities             921      (4,162)
                                                        ---------   ---------

         Net Increase in Cash and Cash Equivalents         13,401      16,783
Cash and cash equivalents, at beginning of period         161,252      93,827
Effect of exchange rate changes on cash                     1,049         199
                                                        ---------   ---------
Cash and cash equivalents, at end of period             $ 175,702   $ 110,809
                                                        =========   =========

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
Interest                                                $     220   $     213
Income taxes                                            $  11,941   $   9,539
Income taxes refunded                                   $   4,066   $       -

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 25, 2004
                    (in thousands, except per share amounts)

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

Operating results for the quarter and year-to-date ended December 25, 2004, are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 26, 2004.

Significant Events

In November 2004, the Company and Agis Industries (1983) Ltd., an Israeli public company, announced that they had signed a definitive merger agreement to create a diversified healthcare company. The offer represents a total transaction value of $818,000, of which $409,000 is expected to be in cash. Upon completion of the transaction, Perrigo's stockholders will own approximately 77% of the combined company and Agis' stockholders will own approximately 23%. The merger is expected to be completed in March 2005.

In November 2004, the Company initiated a retail-level recall of all lots of loratadine syrup, a liquid antihistamine indicated for the relief of symptoms due to hay fever or other upper respiratory allergies. The Company made the decision to recall all product from the retailer and wholesaler channels due to a detected difference in its stability profile. The recall is not safety related and there have been no reports of injury or illness related to the use of this product. The value of the Company's on-hand inventories and the cost of return and disposal is estimated to be $8,300, which reduced earnings $0.07 per share for the second quarter ended December 25, 2004. In addition, the impact of not having the product available for sale may reduce earnings up to $0.02 per share in the second half of fiscal 2005.

In August 2004, the Company entered into a purchase agreement to acquire certain assets from a manufacturer of foot care products for $5,562.

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

In December 2003, the Company acquired Peter Black Pharmaceuticals, Ltd. (Peter Black) for $12,061 in cash. Peter Black, located in the United Kingdom, was the largest manufacturer of store brand vitamin and nutritional supplement products for grocery stores, pharmacies and contract customers in the United Kingdom. The assets and liabilities, which were not considered significant to the Company, were included in the Company's consolidated balance sheet at December 27, 2003. No goodwill was recorded as a result of the acquisition. Results of operations were included beginning in the third quarter of fiscal 2004.

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (Act). The Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Act as an actuarial gain, to the extent the related postretirement medical plan's total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. FSP 106-2 was effective beginning the first quarter of fiscal 2005. The Company is a sponsor of a postretirement health care plan (plan) that provides prescription drug benefits. As the subsidy is expected to be passed on to the retirees through a reduction in premiums, the Company does not anticipate a material impact on its financial statements or the plan. Accordingly, any effects of the Act will be incorporated in the next measurement of plan assets and obligations.

In October 2004, the FASB issued FSP 109-1, "Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", effective upon issuance. The FSP provides guidance on the application of FASB Statement 109, "Accounting for Income Taxes", to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. According to FSP 109-1, the deduction should be accounted for as a special deduction in accordance with Statement 109. The Company believes that there will be little impact in fiscal 2005 and is reviewing the potential impact of the deduction for fiscal 2006.

In October 2004, the FASB issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", effective upon issuance. The American Jobs Creation Act of 2004 provides for a special one-time tax deduction of 85% on certain foreign earnings that are repatriated. The Company believes that the deduction will have no impact on fiscal 2005 and 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4". SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. The Company believes that its current accounting policies closely align to the new rules and the adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment", to expand and clarify SFAS 123, "Accounting for Stock-Based Compensation," in several areas. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. SFAS 123(R) is effective beginning in the first quarter of fiscal 2006. Since the Company began expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS 123 in December 2002, the Company does not expect the consolidated financial statements or results of operations to be materially impacted by SFAS 123(R).

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29". SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning in the first quarter of fiscal 2006 and is not expected to have a significant impact on the Company's consolidated financial statements.

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                             Second Quarter            Year-to-Date
                                                          --------------------      -------------------
                                                           2005         2004          2005       2004
                                                          -------      -------      -------     -------
Numerator
Net income used for both basic and diluted EPS            $15,838      $38,235      $33,416     $54,743
                                                          =======      =======      =======     =======
Denominator
Weighted average shares outstanding for basic EPS          71,206       69,967       71,111      70,006
Dilutive effect of shared-based awards                      2,079        1,533        2,055       1,562
                                                          -------      -------      -------     -------
Weighted average shares outstanding for diluted EPS        73,285       71,500       73,166      71,568
                                                          =======      =======      =======     =======

Share-based awards outstanding that are anti-dilutive were 958 and 2,182 for year-to-date fiscal 2005 and 2004, respectively. These share-based awards are excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                    December 25,   June 26,     December 27,
                        2004         2004          2003
                    ------------   --------     ------------
Finished goods        $ 60,581     $ 71,875      $ 55,297
Work in process         58,572       58,784        48,538
Raw materials           47,462       43,594        38,791
                      --------     --------      --------
                      $166,615     $174,253      $142,626
                      ========     ========      ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $23,846 at December 25, 2004, $22,888 at June 26, 2004 and $22,124 at December 27, 2003.

NOTE D - POSTRETIREMENT MEDICAL BENEFITS

The Company has an unfunded postretirement plan (plan) that provides health benefits to eligible retired employees and their dependents. The cost of postretirement health benefits is accrued by the Company over the service lives of the employees based on actuarial calculations for the plan. Effective January 1, 2004, the plan was modified to limit the amount of benefits the Company provides to retirees each year, adjusted annually for inflation.

                                                                 Second Quarter        Year-to-Date
                                                                ----------------      ----------------
                                                                2005       2004       2005       2004
                                                                ----       ----       ----       ----
Components of expense as provided by the Company's actuary:
Service cost                                                    $ 103      $ 170      $ 206      $ 339
Interest cost                                                      56         76        112        153
Amortization of prior year service cost                          (111)       (65)      (223)      (130)
Amortization of unrecognized transition
  obligation                                                        -          6          -         13
Amortization of unrecognized net actuarial
  loss                                                             34         57         69        113
                                                                -----      -----      -----      -----

Net expense                                                     $  82      $ 244      $ 164      $ 488
                                                                =====      =====      =====      =====

Retirement benefit claims paid for the first half of fiscal 2005 are $202 and are expected to be approximately $400 for fiscal 2005.

NOTE E - SHAREHOLDERS' EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. All common stock repurchased is retired upon purchase. The remaining expenditure approved by the Board of Directors for the repurchase of additional shares is $20,000. This repurchase program was announced on October 29, 2003 and will expire on April 28, 2005. The Company repurchased 7 shares of common stock from a private party for $122 on August 12,

2004. The Company did not repurchase any shares in the second quarter of fiscal 2005. In the second quarter of 2004, the Company repurchased 121 shares of common stock for $1,597. For year-to-date 2004, the Company repurchased 146 shares of common stock for $1,940.

NOTE F - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                               Second Quarter           Year-to-Date
                                             -------------------     -------------------
                                              2005        2004        2005        2004
                                             -------     -------     -------     -------
Net income                                   $15,838     $38,235     $33,416     $54,743
Other comprehensive income
Foreign currency translation adjustments       1,706       1,353       1,631         258
                                             -------     -------     -------     -------
Comprehensive income                         $17,544     $39,588     $35,047     $55,001
                                             =======     =======     =======     =======

NOTE G - COMMITMENTS AND CONTINGENCIES

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

Guarantees of debt obligations are primarily issued to support borrowing arrangements entered into by two of the Company's foreign subsidiaries. The Company has guarantees of approximately $10,563 as of December 25, 2004. Although this amount represents the maximum exposure to loss, the Company believes the actual risk of loss is insignificant. Of this amount, $9,758 was recorded in the financial statements as notes payable as of December 25, 2004.

NOTE H - INCOME TAX

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

NOTE I - SEGMENT INFORMATION

The Company has four reportable segments: Consumer Healthcare, Pharmaceuticals, UK Operations and Mexico Operations. Consumer Healthcare includes the U.S. operations supporting the sale of OTC (over-the-counter) pharmaceutical and nutritional products. Pharmaceuticals includes the development and sale of prescription generic drug products. UK Operations support the sale of OTC pharmaceutical and nutritional products in the United Kingdom. Mexico Operations support the sale of OTC and prescription drug products for retail, wholesale, and governmental customers in Mexico.

                                 Consumer      Pharma-          UK          Mexico
                                Healthcare    ceuticals     Operations    Operations      Total
                                ----------    ---------     ----------    ----------     --------
Second Quarter 2005
     Net sales                   $218,846      $    164      $ 24,499      $  8,239      $251,748
     Operating income (loss)     $ 23,159        (2,350)     $  1,653      $  1,687      $ 24,149
     Operating income %              10.6%            -           6.7%         20.5%          9.6%

Second Quarter 2004
     Net sales                   $225,071             -      $ 14,965      $  7,341      $247,377
     Operating income (loss)     $ 37,867      $ (1,078)     $    900      $  1,081      $ 38,770
     Operating income %              16.8%            -           6.0%         14.7%         15.7%

Year-to-Date 2005
     Net sales                   $418,381      $    164      $ 47,717      $ 13,205      $479,467
     Operating income (loss)     $ 50,991      $ (3,649)     $  1,862      $  1,571      $ 50,775
     Operating income %              12.2%            -           3.9%         11.9%         10.6%

Year-to-Date 2004
     Net sales                   $417,830             -      $ 27,628      $ 13,758      $459,216
     Operating income (loss)     $ 62,767      $ (1,357)     $  1,334      $  1,371      $ 64,115
     Operating income %              15.0%            -           4.8%         10.0%         14.0%

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    SECOND QUARTER FISCAL YEARS 2005 AND 2004
                    (in thousands, except per share amounts)

RESULTS OF OPERATIONS

Segments

The Company has four reportable segments: Consumer Healthcare, Pharmaceuticals, UK Operations and Mexico Operations. Consumer Healthcare includes the U.S. operations supporting the sale of OTC (over-the-counter) pharmaceutical and nutritional products. Pharmaceuticals includes the development and sale of prescription generic drug products. UK Operations support the sale of OTC pharmaceutical and nutritional products in the United Kingdom. Mexico Operations support the sale of OTC and prescription drug products for retail, wholesale and governmental customers in Mexico.

Significant Events

In November 2004, the Company and Agis Industries (1983) Ltd., an Israeli public company, announced that they had signed a definitive merger agreement to create a diversified healthcare company. The offer represents a total transaction value of $818,000, of which $409,000 is expected to be in cash. Upon completion of the transaction, Perrigo's stockholders will own approximately 77% of the combined company and Agis' stockholders will own approximately 23%. The merger is expected to be completed in March 2005.

In November 2004, the Company initiated a retail-level recall of all lots of loratadine syrup, a liquid antihistamine indicated for the relief of symptoms due to hay fever or other upper respiratory allergies. The Company made the decision to recall all product from the retailer and wholesaler channels due to a detected difference in its stability profile. The recall is not safety related and there have been no reports of injury or illness related to the use of this product. The value of the Company's on-hand inventories and the cost of return and disposal is estimated to be $8,300, which reduced earnings $0.07 per share for the second quarter ended December 25, 2004. In addition, the impact of not having the product available for sale may reduce earnings up to $0.02 per share in the second half of fiscal 2005.

In August 2004, the Company entered into a purchase agreement to acquire certain assets from a manufacturer of foot care products for $5,562.

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

In December 2003, the Company acquired Peter Black Pharmaceuticals, Ltd. (Peter Black) for $12,061 in cash. Peter Black, located in the United Kingdom, was the largest manufacturer of store brand vitamin and nutritional supplement products for grocery stores, pharmacies and contract customers in the United Kingdom. The assets and liabilities, which were not considered significant to the Company, were included in the Company's consolidated balance sheet at December 27, 2003. No goodwill was recorded as a result of the acquisition. Results of operations were included beginning in the third quarter of fiscal 2004.

Seasonality

The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough, cold, analgesic and allergy products. Second quarter and year-to-date results for fiscal 2005 reflect the lower than anticipated sales of cough, cold and analgesic products. The weak demand for these products was the result of the lowest incidences of colds and flu for a December quarter on record, 30% below last year when a severe season peaked in the second quarter. Accordingly, operating results for the quarter and year-to-date ended December 25, 2004 are not necessarily indicative of the results that may be expected for a full year.

CONSUMER HEALTHCARE

                            Second  Quarter              Year-to-Date
                         ----------------------      ----------------------
                           2005          2004          2005          2004
                         --------      --------      --------      --------
Net sales                $218,846      $225,071      $418,381      $417,830
Gross profit             $ 59,599      $ 71,265      $120,050      $127,738
Gross profit %               27.2%         31.7%         28.7%         30.6%

Operating expenses       $ 36,439      $ 33,398      $ 69,058      $ 64,971
Operating expenses %         16.7%         14.8%         16.5%         15.5%

Operating income         $ 23,159      $ 37,867      $ 50,991      $ 62,767
Operating income %           10.6%         16.8%         12.2%         15.0%

Sales

Second quarter net sales for fiscal 2005 decreased 3% or $6,225 compared to fiscal 2004, primarily due to the weak cough, cold and flu season as compared to fiscal 2004 and the estimated sales returns of $6,300 related to the recall of loratadine syrup. The decrease was partially offset by strong sales of existing vitamin products.

Year-to-date net sales for fiscal 2005 increased $551 compared to fiscal 2004, primarily due to strong sales of existing vitamin products and new feminine hygiene products. The increase was offset by the estimated sales returns of $6,300 related to the recall of loratadine syrup; a decline in sales of starch blocker product introduced in the first quarter of fiscal 2004; the weak cough, cold, and flu season and a decrease in sales of antacid products.

Gross Profit

Second quarter gross profit for fiscal 2005 decreased 16% or $11,666 compared to fiscal 2004. The decrease in gross profit was primarily due to estimated sales returns and costs of disposal for the loratadine syrup recall of $8,300 and fixed costs related to low production levels. The decrease in the gross profit percentage was approximately split evenly between costs associated with the product recall and lower production volumes.

Year-to-date gross profit for fiscal 2005 decreased 6% or $7,688 compared to fiscal 2004. The decrease in gross profit was primarily due to estimated sales returns and costs of disposal for the loratadine syrup recall of $8,300 and fixed costs related to low production levels. The decrease in the gross profit percentage was approximately split evenly between costs associated with the product recall and lower production volumes.

Operating Expenses

Second quarter operating expenses for fiscal 2005 increased 9% or $3,041 compared to fiscal 2004 primarily due to an increase in research and development costs of $2,244 and an increase in marketing costs. The increase was partially offset by a reduction in the allowance for product liability claims.

Year-to-date operating expenses for fiscal 2005 increased 6% or $4,087 compared to fiscal 2004 primarily due to an increase in research and development costs of $2,241 and an increase in marketing costs. The increase was partially offset by a reduction in the allowance for product liability claims.

Operating Income

Second quarter operating income for fiscal 2005 decreased 39% or $14,708 compared to fiscal 2004. The decrease in operating income was primarily a result of the reduction in sales due to the weak cough, cold and flu season, estimated sales returns and expenses related to the loratadine syrup recall of $8,300 and an increase in operating expenses.

Year-to-date operating income for fiscal 2005 decreased by 19% or $11,776 compared to fiscal 2004. The decrease in operating income was primarily a result of the reduction in sales due to the weak cough, cold and flu season, estimated sales returns and expenses related to the loratadine syrup recall of $8,300 and an increase in operating expenses.

PHARMACEUTICALS

                               Second  Quarter            Year-to-Date
                            --------------------      --------------------
                             2005          2004        2005          2004
                            -------      -------      -------      -------
Net sales                   $   164            -      $   164            -
Gross profit                $   (82)           -      $   (82)           -
Operating expenses          $ 2,269      $ 1,078      $ 3,568      $ 1,357
Operating income (loss)     $(2,350)     $(1,078)     $(3,649)     $(1,357)

Operating expenses consist primarily of research and development costs for generic prescription drug products.

UK OPERATIONS

                            Second Quarter             Year-to-Date
                         --------------------      --------------------
                          2005         2004         2005         2004
                         -------      -------      -------      -------
Net sales                $24,499      $14,965      $47,717      $27,628
Gross profit             $ 4,175      $ 2,252      $ 6,969      $ 3,839
Gross profit %              17.0%        15.0%        14.6%        13.9%

Operating expenses       $ 2,522      $ 1,352      $ 5,107      $ 2,505
Operating expenses %        10.3%         9.0%        10.7%         9.1%

Operating income         $ 1,653      $   900      $ 1,862      $ 1,334
Operating income %           6.7%         6.0%         3.9%         4.8%

Net Sales

Second quarter net sales for fiscal 2005 increased 64% or $9,534 compared to fiscal 2004. The majority of the increase was due to sales of nutritional products of approximately $7,600 related to the acquisition of Peter Black in December 2003. The remaining increase was primarily due to exchange rate fluctuations.

Year-to-date net sales for fiscal 2005 increased 73% or $20,089 compared to fiscal 2004. The majority of the increase was due to sales of nutritional products of approximately $16,200 related to the acquisition of Peter Black in December 2003. The remaining increase was primarily due to exchange rate fluctuations.

Gross Profit

Second quarter gross profit for fiscal 2005 increased 85% or $1,923 compared to fiscal 2004 primarily due to the acquisition of Peter Black and exchange rate fluctuations. The gross profit percent increased primarily due to increased store brand sales at Wrafton resulting in favorable margins.

Year-to-date gross profit increased 82% during fiscal 2005 or $3,130 compared to fiscal 2004 primarily due to the acquisition of Peter Black and exchange rate fluctuations.

Operating Expenses

Second quarter operating expenses for fiscal 2005 increased 87% or $1,170 compared to fiscal 2004 primarily due to the acquisition of Peter Black and exchange rate fluctuations.

Year-to-date operating expenses for fiscal 2005 increased 104% or $2,602 compared to 2004 primarily due to the acquisition of Peter Black and exchange rate fluctuations.

Operating Income

Second quarter operating income for fiscal 2005 increased 84% or $753. Year-to-date operating income for fiscal 2005 increased 40% or $528. The merger integration plan for the Wrafton and Peter Black businesses, which is targeted to reduce on-going operating costs and overall breakeven levels, is expected to result in continued improvement in operating income.

MEXICO OPERATIONS

                            Second  Quarter            Year-to-Date
                         --------------------      --------------------
                          2005          2004        2005          2004
                         -------      -------      -------      -------
Net sales                $ 8,239      $ 7,341      $13,205      $13,758
Gross profit             $ 3,364      $ 2,662      $ 4,832      $ 4,622
Gross profit %              40.8%        36.3%        36.6%        33.6%

Operating expenses       $ 1,677      $ 1,581      $ 3,261      $ 3,251
Operating expenses %        20.4%        21.5%        24.7%        23.6%

Operating income         $ 1,687      $ 1,081      $ 1,571      $ 1,371
Operating income %          20.5%        14.7%        11.9%        10.0%

Net Sales

Second quarter net sales for fiscal 2005 increased 12% or $898 compared to fiscal 2004, primarily due to increased sales in the store brand market partially offset by decreased government sales and exchange rate fluctuations.

Year-to-date net sales for fiscal 2005 decreased 4% or $553 compared to fiscal 2004, primarily due to decreased government sales and exchange rate fluctuations partially offset by increased sales in the store brand market.

Gross Profit

Second quarter gross profit for fiscal 2005 increased 26% or $702 compared to fiscal 2004, primarily due to higher margins on products in the mix of products sold. The increase was partially offset by exchange rate fluctuations.

Year-to-date gross profit increased 5% or $210 during fiscal 2005 compared to fiscal 2004, primarily due to higher margins on products in the mix of products sold. The increase was partially offset by exchange rate fluctuations.

Operating Expenses

Second quarter operating expenses during fiscal 2005 increased 6% or $96 compared to fiscal 2004, primarily due to increased research and development costs and selling expenses related to new projects offset by decreased administrative expenses.

Year-to-date operating expenses increased $10 during fiscal 2005 compared to fiscal 2004, primarily due to increased research and development costs and selling expenses related to new projects offset by decreased administrative expenses.

Operating Income

Second quarter operating income increased 56% or $606. Year-to-date operating income increased 15% or $200. The Mexican business is refocusing its business model and has become more dependent on retail store brand sales which grew 49% for the year and now represents approximately 44% of total sales for the business.

INTEREST AND OTHER (CONSOLIDATED)

Second quarter interest income was $594 for fiscal 2005 compared to interest income of $237 for fiscal 2004. Other income was $10 for fiscal 2005 compared to $267 for fiscal 2004.

Year-to-date interest income was $951 for fiscal 2005 compared to interest income of $332 for fiscal 2004. Other income was $493 for fiscal 2005 compared to $621 for fiscal 2004.

The increase in interest income was due to the higher level of invested cash balances in fiscal 2005 compared to fiscal 2004.

INCOME TAXES (CONSOLIDATED)

For the second quarter of fiscal 2005, the effective tax rate was 36.0% compared to 2.6% for fiscal 2004.

For year-to-date 2005, the effective tax rate was 36.0% compared to 15.9% for fiscal 2004.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities increased $68,426 to $179,235 at December 25, 2004 from $110,809 at December 27, 2003. Working capital, including cash, increased $82,847 to $326,010 at December 25, 2004 from $243,163 at December 27, 2003. The Company's priorities for use of the cash and investment securities include support of seasonal working capital demands, the acquisition of Agis, investment in capital assets, opportunistic repurchase of common stock and other acquisitions of complementary businesses that could leverage retailer relationships, offer a product niche opportunity or to support geographic expansion.

Year-to-date net cash provided by operating activities decreased by $37,087 to $21,454 for fiscal 2005 compared to $58,541 for fiscal 2004. The increased use of cash is primarily due to higher levels of inventory due to the weak cough, cold and flu season in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004, the related decrease in net income, lower accounts payable due to reduced production levels and payment of employee bonuses related to fiscal 2004.

Year-to-date net cash used for investing activities decreased $28,622 to $8,974 for fiscal 2005 compared to $37,596 for fiscal 2004. During the first half of 2005, the Company sold $7,630 of securities and used the proceeds primarily to meet seasonal working capital demands, to acquire certain assets from a manufacturer of foot care products for $5,562 and for acquisition costs of $2,478 related to the impending purchase of Agis. In December 2003, the Company acquired Peter Black for $12,061 in cash. In August 2003, the Company issued a $10,000 note receivable which was repaid in April 2004.

Year-to-date capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are anticipated to be $20,000 to $25,000 for fiscal 2005.

Year-to-date net cash from financing activities increased $5,083 to $921 for fiscal 2005 compared to cash used of $4,162 for financing activities in fiscal 2004. The increase was primarily due to an increase in employee stock option exercises of $2,771, an increase in short-term debt of $1,160 and a decrease in stock repurchases of $1,818 partially offset by a higher dividend payment of $1,132.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by cash from operations. All common stock repurchased is retired upon purchase. The total remaining expenditure approved by the Board of Directors for the repurchase of additional shares is $20,000. This repurchase program was announced on October 29, 2003 and will expire on April 28, 2005. The Company repurchased 7 shares of common stock from a private party for $122 on August 12, 2004. The Company did not repurchase any shares in the second quarter of fiscal 2005. In the second quarter of 2004, the Company repurchased 121 shares of common stock for $1,597. For year-to-date 2004, the Company repurchased 146 shares of common stock for $1,940.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $5,334 and $4,202, or $0.075 and $0.06 per share for the first half of 2005 and 2004, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

The Company had no long-term debt at December 25, 2004. Cash, cash equivalents, investment securities and cash flows from operations will be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company. However, with the purchase of Agis, the Company will be required to secure additional funding capital. The Company is currently reviewing its options and expects to secure appropriate financing for the acquisition, working capital demands and other liquidity needs through bank financing.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $7,934, $8,296 and $7,623 at December 25, 2004, June 26, 2004 and December 27, 2003,
respectively.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand, and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $23,846, $22,888 and $22,124 at December 25, 2004, June 26, 2004 and December 27, 2003, respectively.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing of goodwill was performed in the second quarter of fiscal 2005 and resulted in no impairment.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $2,500, $3,876, and $3,718 at December 25, 2004, June 26, 2004 and
December 27, 2003, respectively. The accrual for workers' compensation claims was $2,736, $2,458 and $3,670 at December 25, 2004, June 26, 2004 and December
27, 2003, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Risk Factors" in the Company's Registration Statement on Form S-4 (No. 333 - 121574) filed on December 23, 2004, including any amendments thereto, for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks, which include changes in interest rates and changes in the foreign currency exchange rate as measured against the U.S. dollar.

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and, if the Company borrows funds to finance its operations, interest expense. As of December 25, 2004, the Company had invested cash, cash equivalents and investment securities of $179,235. Management believes that a fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

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

Item 4. Controls and Procedures

As of December 25, 2004, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 25, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a repurchase program approved by the Board of Directors for the repurchase of $20,000 of additional common shares. This repurchase program was announced on October 29, 2003 and will expire on April 28, 2005. The Company repurchased 7 shares of common stock from a private party for $122 on August 12, 2004. The common stock repurchased was retired upon purchase. The Company did not repurchase any shares in the second quarter of 2005.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Shareholders' Meeting held on October 29, 2004, the Company's shareholders voted on the following matter:

1.    Election of three directors of the Company:

The tabulation of votes provided by the Inspector of Election was as follows:

   Nominee                  For                   Withhold/Against
--------------------     ----------               ----------------
Laurie Brlas             63,115,703                   2,285,402
Larry D. Fredricks       61,371,131                   4,029,974
Michael J. Jandernoa     63,978,993                   1,422,112

2. Amend the Company's Articles of Incorporation to increase the maximum number of directors to eleven.

    For        Against    Abstain   Broker Non-Votes
----------    ---------   -------   ----------------
58,538,923    1,530,460    40,196     5,291,726

Item 6. Exhibits

Exhibit Number                             Description
--------------                             -----------
     2(a)         Agreement and Plan of Merger dated as of November 14, 2004 among Perrigo Company, Agis Industries (1983) Ltd. and Perrigo
                  Israel Opportunities Ltd., included as and incorporated by reference from Appendix A to the proxy statement/prospectus included in the Registrant's Registration Statement on Form
                  S-4 (No. 333-121574).

     3(a) Amended and Restated Articles of Incorporation of Registrant, as amended.

     3(b)         Restated Bylaws of Registrant, as amended through October 29,
                  2004.

     4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996. (SEC File No.
                  00-19725).

     4(b) Registration Rights Agreement, dated as of November 14, 2004, between Perrigo Company and Moshe Arkin, included as and incorporated by reference from Appendix H to the proxy statement/prospectus included in the Registrant's Registration
                  Statement on Form S-4 (No. 333-121574).

     10(a)*       Form of Non-qualified Stock Option Agreement.

     10(b)*       Form of Restricted Stock Agreement.

     10(c)        Undertaking Agreement, dated as of November 14, 2004, among
                  Perrigo Company, Agis Industries (1983) Ltd. and Moshe Arkin, included as and incorporated by reference from Appendix D to the proxy statement/prospectus included in the Registrant's
                  Registration Statement on Form S-4 (No. 333-121574).

     10(d)        Nominating Agreement, dated as of November 14, 2004, between
                  Perrigo Company and Moshe Arkin, included as and incorporated by reference from Appendix F to the proxy statement/prospectus included in the Registrant's Registration Statement on Form
                  S-4 (No. 333-121574).

     10(e)        Lock-Up Agreement, dated as of November 14, 2004, among Moshe
                  Arkin, Perrigo Company and Perrigo Israel Opportunities Ltd., included as and incorporated by reference from Appendix G to the proxy statement/prospectus included in the Registrant's
                  Registration Statement on Form S-4 (No. 333-121574).

     10(f)        Employment Agreement, dated as of November 14, 2004, among
                  Perrigo Company, Agis Industries (1983) Ltd. and Moshe Arkin, included as and incorporated by reference from Appendix I to the proxy statement/prospectus included in the Registrant's
                  Registration Statement on Form S-4 (No. 333-121574).

     31           Rule 13a-14(a) Certifications.

     32           Section 1350 Certifications.

*Denotes management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PERRIGO COMPANY
                            ---------------
                            (Registrant)

Date: February 2, 2005      By: /s/David T. Gibbons
                            -----------------------------------------------
                            David T. Gibbons
                            Chairman, President and Chief Executive Officer

Date: February 2, 2005      By: /s/Douglas R. Schrank
                            -----------------------------------------------
                            Douglas R. Schrank
                            Executive Vice President and Chief Financial Officer
                            (Principal Accounting and Financial Officer)