Form 10-Q
period 2005-03-26
PERRIGO CO
filed 2005-05-05
CIK 820096

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 26, 2005

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


                                 (269) 673-8451
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
         CLASS OF COMMON STOCK                       APRIL 29, 2005
         ---------------------                       --------------
              WITHOUT PAR                               93,836,662

================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
and year-to-date ended March 26, 2005 and March 27, 2004                         1

Condensed consolidated balance sheets -- March 26, 2005,
June 26, 2004 and March 27, 2004                                                 2

Condensed consolidated statements of cash flows -- For the year-to-date
ended March 26, 2005 and March 27, 2004                                          3

Notes to condensed consolidated financial statements                             4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                           18

Item 3. Quantitative and Qualitative Disclosures About Market Risk              29

Item 4. Controls and Procedures                                                 30

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                       31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds             31

Item 4. Submission of Matters to a Vote of Security Holders                     31

Item 6. Exhibits                                                                32

SIGNATURES                                                                      33

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Third Quarter                         Year-To-Date
                                                  --------------------------------      --------------------------------
                                                      2005               2004               2005               2004
                                                  -------------      -------------      -------------      -------------
Net sales                                         $     220,093      $     232,863      $     699,560      $     692,079
Cost of sales                                           157,132            164,108            504,830            487,125
                                                  -------------      -------------      -------------      -------------
Gross profit                                             62,961             68,755            194,730            204,954

Operating expenses
   Distribution                                           4,032              4,117             12,130             11,472
   Research and development                               7,224              6,685             22,864             18,584
   Selling and administration                            32,552             31,441             89,808             84,271
                                                  -------------      -------------      -------------      -------------
     Subtotal                                            43,808             42,243            124,802            114,327
     Write-off of in-process
      research and development                          388,600                 --            388,600                 --
     Restructuring                                        6,382                 --              6,382                 --
                                                  -------------      -------------      -------------      -------------
     Total                                              438,790             42,243            519,784            114,327

Operating income (loss)                                (375,829)            26,512           (325,054)            90,627
Interest and other, net                                  (1,545)            (1,206)            (2,989)            (2,159)
                                                  -------------      -------------      -------------      -------------

Income (Loss) before income taxes                      (374,284)            27,718           (322,065)            92,786
Income tax expense                                        5,152              9,979             23,955             20,304
                                                  -------------      -------------      -------------      -------------

Net income (loss)                                 $    (379,436)     $      17,739      $    (346,020)     $      72,482
                                                  =============      =============      =============      =============

Earnings (Loss) per share
   Basic                                          $       (5.15)     $        0.25      $       (4.81)     $        1.03
   Diluted                                        $       (5.15)     $        0.24      $       (4.81)     $        1.01

Weighted average shares outstanding
   Basic                                                 73,660             70,296             71,970             70,103
   Diluted                                               73,660             72,598             71,970             72,035

Dividends declared per share                      $        0.04      $       0.035      $       0.115      $       0.095



      See accompanying notes to condensed consolidated financial statements

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      March 26,          June 26,           March 27,
                                                                        2005               2004               2004
                                                                    -------------      -------------      -------------
                                                                     (unaudited)                           (unaudited)
Assets
Current assets
   Cash and cash equivalents                                        $      40,735      $       8,392      $      30,692
   Investment securities                                                   33,200            163,308            125,725
   Accounts receivable                                                    203,849             86,040            102,299
   Inventories                                                            301,270            174,253            154,847
   Current deferred income taxes                                           47,380             29,877             30,041
   Prepaid expenses and other current assets                               28,690             11,359             19,846
                                                                    -------------      -------------      -------------
          Total current assets                                            655,124            473,229            463,450

Property and equipment                                                    576,049            462,185            468,056
   Less accumulated depreciation                                          253,316            234,544            241,724
                                                                    -------------      -------------      -------------
                                                                          322,733            227,641            226,332

Restricted cash                                                           400,000                 --                 --
Goodwill                                                                  150,226             35,919             35,919
Other intangible assets                                                   142,050                 94                110
Non-current deferred income taxes                                          13,922              8,137              8,062
Other non-current assets                                                   47,126             14,074             12,774
                                                                    -------------      -------------      -------------
                                                                    $   1,731,181      $     759,094      $     746,647
                                                                    =============      =============      =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                 $     141,621      $      88,858      $      89,289
   Notes payable                                                           22,334              9,528              9,746
   Current maturities of long-term liabilities                             20,000                 --                 --
   Payroll and related taxes                                               48,160             41,387             35,530
   Accrued customer programs                                               31,302             13,212             13,187
   Accrued liabilities                                                     74,496             30,477             36,121
   Accrued income taxes                                                    15,201                 --                 --
   Current deferred income taxes                                            9,010              4,024              4,095
                                                                    -------------      -------------      -------------
          Total current liabilities                                       362,124            187,486            187,968

Long-term liabilities
   Long-term debt, less current maturities                                666,706                 --                 --
   Non-current deferred income taxes                                       59,740             29,606             26,315
   Other non-current liabilities                                           33,637              5,770              5,490
                                                                    -------------      -------------      -------------
          Total long-term liabilities                                     760,083             35,376             31,805

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized                --                 --                 --
   Common stock, without par value, 200,000 shares authorized             532,108            104,160             99,622
   Unearned compensation                                                   (4,888)              (514)              (631)
   Accumulated other comprehensive income                                   6,275              2,892              3,801
   Retained earnings                                                       75,479            429,694            424,082
                                                                    -------------      -------------      -------------
          Total shareholders' equity                                      608,974            536,232            526,874
                                                                    -------------      -------------      -------------
                                                                    $   1,731,181      $     759,094      $     746,647
                                                                    =============      =============      =============

Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                  $       8,280      $       8,296      $       7,606
   Allowance for inventory                                          $      27,841      $      22,888      $      22,493
   Working capital                                                  $     293,000      $     285,743      $     275,482
   Preferred stock, shares issued                                              --                 --                 --
   Common stock, shares issued                                             93,802             70,882             70,595



      See accompanying notes to condensed consolidated financial statements

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                          Year-To-Date
                                                                 --------------------------------
                                                                     2005               2004
                                                                 -------------      -------------
      Cash Flows From Operating Activities
         Net income (loss)                                       $    (346,020)     $      72,482
         Adjustments to derive cash flows
           Write-off of in-process research and development            388,600                 --
           Depreciation and amortization                                23,561             21,270
           Share-based compensation                                      4,828              4,142
           Deferred income taxes                                        (5,860)                35
         Changes in operating assets and liabilities, net of
             acquisitions of businesses and assets
           Accounts receivable                                         (11,320)           (11,150)
           Inventories                                                  10,202             13,551
           Accounts payable                                             (7,108)            13,074
           Payroll and related taxes                                   (14,369)            (5,001)
           Accrued income taxes                                          3,805              2,458
           Accrued customer programs                                    (2,398)             7,421
           Accrued liabilities                                           4,090             (5,572)
           Other                                                         6,381             (8,502)
                                                                 -------------      -------------
               Net cash from operating activities                       54,392            104,208
                                                                 -------------      -------------

      Cash Flows For Investing Activities
           Purchase of securities                                      (81,070)          (122,325)
           Proceeds from sales of securities                           243,975             80,035
           Additions to property and equipment                         (15,576)           (18,638)
           Acquisition of business, net of cash acquired              (381,569)           (12,061)
           Acquisition of assets                                        (5,562)                --
           Increase in restricted cash                                (400,000)                --
           Issuance of note receivable                                      --            (10,000)
           Investment in equity subsidiaries                                --             (2,000)
                                                                 -------------      -------------
               Net cash for investing activities                      (639,802)           (84,989)
                                                                 -------------      -------------

      Cash Flows From Financing Activities
         Borrowings of short-term debt, net                              3,622                789
         Borrowings of long-term debt                                  615,000                 --
         Increase in deferred debt issue costs                          (1,017)                --
         Tax benefit of stock transactions                               1,087                813
         Issuance of common stock                                        6,137              7,911
         Repurchase of common stock                                       (122)            (1,940)
         Cash dividends                                                 (8,195)            (6,664)
                                                                 -------------      -------------
               Net cash from financing activities                      616,512                909
                                                                 -------------      -------------

               Net Increase in Cash and Cash Equivalents                31,102             20,128
      Cash and cash equivalents, at beginning of period                  8,392             10,392
      Effect of exchange rate changes on cash                            1,241                172
                                                                 -------------      -------------
      Cash and cash equivalents, at end of period                $      40,735      $      30,692
                                                                 =============      =============

      Supplemental Disclosures of Cash Flow Information
      Cash paid during the period for
         Interest                                                $         231      $         467
         Income taxes                                            $      18,341      $      25,188


     See accompanying notes to condensed consolidated financial statements

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 2005
                    (in thousands, except per share amounts)

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

An evaluation of the Company's classification of cash equivalents indicated that, due to their contractual maturity date, floating and adjustable rate securities were more appropriately classified as investment securities. Accordingly, the Company reclassified floating and adjustable rate securities of $152,860 as of June 26, 2004 and $125,725 as of March 27, 2004 from cash and cash equivalents to investment securities in its consolidated balance sheets. The Company has also reclassified the purchases of and proceeds from sales of these securities in its consolidated statements of cash flows, which decreased cash flows from investing activities by $42,290 for the nine months ended March 27, 2004.

Operating results for the quarter and year-to-date ended March 26, 2005, are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 26, 2004.

Significant Events

On March 17, 2005, the Company acquired all of the outstanding shares of Agis Industries (1983) Ltd. (Agis), an Israeli public company. The accompanying condensed consolidated balance sheet as of March 26, 2005, includes the accounts for Agis. Results of operations for Agis will be included in the Company's consolidated results of operations beginning in the fourth quarter of fiscal 2005. See Note B for further information.

In connection with the acquisition of Agis, the Company reviewed its Consumer Healthcare operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The implementation of the plan began on March 24, 2005 and is expected to be completed in its entirety by March 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded a charge for employee termination benefits of $3,150. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statement of income for the third quarter of fiscal 2005. As of March 26, 2005, no payments had been made for the accrued restructuring costs.

Certain states are enacting legislation in reaction to nationwide concerns over the control of chemicals that may be used illegally in the production of methamphetamine. This legislation may result in removal of certain products containing pseudoephedrine from the retail shelf to a more controlled position of sale behind the pharmacy counter of a retailer. Additionally, such legislation may require special product packaging, enhanced recordkeeping and limits on the amount of product a consumer may purchase. Legislation is also pending in Congress to classify pseudoephedrine as a controlled substance. Certain major retailers that are customers of the Company have announced they will preemptively move such products behind pharmacy counters. Products containing pseudoephedrine generated approximately $150,000 of the Company's revenues in the first nine months of fiscal 2005. Reformulation is underway for many of these products to substitute pseudoephedrine with a chemical that cannot be used in the production of methamphetamine. The Company cannot predict the scale of the expected negative impact of these actions on future revenues of pseudoephedrine-containing or substitution products.

In November 2004, the Company initiated a retail-level recall of all lots of loratadine syrup, a liquid antihistamine indicated for the relief of symptoms due to hay fever or other upper respiratory allergies. The Company made the decision to recall all product from the retailer and wholesaler channels due to a detected difference in its stability profile. The recall is not safety related and there have been no reports of injury or illness related to the use of this product. The value of the Company's on-hand inventories and the cost of return and disposal is estimated to be $8,300, which reduced earnings $0.07 per share for the year-to-date fiscal 2005.

In September 2004, the Company acquired certain assets from a manufacturer of foot care products for $5,562.

In January 2004, the Company was notified by the Internal Revenue Service that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 which increased earnings $0.18 per share in the second quarter of fiscal 2004, reducing its income tax accrual associated with these audits. The Company believes it has appropriately accrued for probable Federal income tax exposures subsequent to 2000.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29". SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning in the first quarter of fiscal 2006 and is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment", to expand and clarify SFAS 123, "Accounting for Stock-Based Compensation," in several areas. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. SFAS 123(R) is effective beginning in the first quarter of fiscal 2006. Since the Company began expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS 123 in December 2002, the Company does not expect its consolidated financial statements or results of operations will be materially impacted by SFAS 123(R).

In November 2004, the FASB issued SFAS 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4". SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. The Company believes that its current accounting policies closely align to the new rules and the adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

In October 2004, the FASB issued FASB Staff Position (FSP) 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", effective upon issuance. The American Jobs Creation Act of 2004 provides for a special one-time tax deduction of 85% on certain foreign earnings that are repatriated. The Company believes that the deduction will have no impact on its fiscal 2005 and 2006 results of operations.

In October 2004, the FASB issued FSP 109-1, "Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", effective upon issuance. The FSP provides guidance on the application of SFAS 109, "Accounting for Income Taxes", to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. According to FSP 109-1, the deduction should be accounted for as a special deduction in accordance with Statement 109. The Company believes that the impact in fiscal 2005 will be immaterial and is reviewing the potential impact of the deduction for fiscal 2006.

In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (Act). The

Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Act as an actuarial gain, to the extent the related postretirement medical plan's total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. FSP 106-2 was effective beginning the first quarter of fiscal 2005. The Company is a sponsor of a postretirement health care plan (plan) that provides prescription drug benefits. As the subsidy is expected to be passed on to the retirees through a reduction in premiums, the Company does not anticipate a material impact on its financial statements or the plan. Accordingly, any effects of the Act will be incorporated in the next measurement of plan assets and obligations.

NOTE B - ACQUISITION OF BUSINESS

On March 17, 2005, the Company acquired all of the outstanding shares of Agis Industries (1983) Ltd. (Agis), an Israeli public company. Agis is included in the accompanying condensed consolidated balance sheet as of March 26, 2005. The operating results of Agis will be included in the Company's consolidated results of operations beginning in the fourth quarter of fiscal year 2005. For purposes of consolidation, Agis' fiscal year begins June 1 and ends May 31, the same period followed for the Company's UK and Mexico operations. Prior to being acquired, Agis' net sales for the year ended December 31, 2004 were approximately $405,000.

Agis and its subsidiaries develop, manufacture and market specialized generic pharmaceuticals, over the counter drug products, active pharmaceutical ingredients (API) and consumer products. Agis' strategy has focused primarily on the U.S. and Israeli markets. As a result of the acquisition, the Company is expected to realize numerous strategic and financial benefits including additional capabilities to grow in the global generic pharmaceutical, API and consumer healthcare markets.

The acquisition was accounted for under the purchase method of accounting with Agis considered as the acquiree for accounting purposes. The purchase price was allocated to the fair value of assets acquired, identifiable intangible assets and liabilities assumed from Agis. For convenience purposes, the acquisition was recorded as of February 28, 2005 and those balances are reported in the accompanying consolidated balance sheet as of March 26, 2005. Fair value was estimated by various techniques including analysis of expected future cash flows and market comparisons. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill in the consolidated balance sheet. Goodwill will be assigned to the appropriate reportable segments presented in the fourth quarter of fiscal 2005.

The total purchase consideration exchanged for all of the outstanding shares of Agis is calculated as follows:

Shares of Agis common stock outstanding at the
       closing date                                                                                 27,394
Exchange ratio per merger agreement                                                                 0.8011
Shares of Perrigo common stock issued at the closing date                                           21,945

Multiplied by Perrigo's average stock price for the five day period beginning two business days before and ending two business
      days after November 14, 2004                                                                 $    18.72 $ 410,812

Shares of Agis common stock outstanding at the
       closing date                                                                                    27,394
Cash consideration paid per share                                                                      $14.93 $ 408,989

Estimated fair value of Perrigo stock options exchanged for Agis
      stock options outstanding at the closing date                                                                 833
Perrigo's estimated acquisition costs                                                                            11,482
                                                                                                              ---------
Purchase price for accounting purposes                                                                          832,116
Agis' net debt outstanding at the closing date                                                                    8,974
                                                                                                              ---------
Total purchase consideration                                                                                  $ 841,090
                                                                                                              =========


The total purchase price for accounting purposes of $832,116 excludes assumed net debt. Below is the preliminary allocation of the purchase price. The Company expects to adjust the allocation of the purchase price in the future because the assets and liabilities of Agis are still being evaluated. Appraisals of real estate and personal property are in process. Plans for the New York facility will result in a reduction of the workforce employed under a collective bargaining agreement. Negotiations with representatives of the union are currently underway to determine employee termination benefits. Management is evaluating future use of certain facilities for their strategic value that may result in additional asset impairments and/or liabilities for employee termination benefits.

In connection with the acquisition, the Company recorded $2,322 of estimated restructuring costs related to Agis employee and lease termination costs associated with the elimination of duplicate leased distribution centers and streamlining operations. Employee termination benefits of $730 are expected to be paid within the next 12 months to approximately 60 employees. For accounting purposes, these restructuring costs are included in the allocation of the total purchase price.

A preliminary allocation of the purchase price is as follows:

         Cash                                                         $   38,902
         Investment securities                                            33,115
         Inventory                                                       136,900
         Other current assets                                            139,826
         Property and equipment                                          104,521
         Other assets                                                     34,716
         Intangible assets                                               526,600
         Goodwill                                                        114,307
                                                                      ----------
                  Total assets acquired                                1,128,887
                                                                      ----------

         Notes payable                                                     9,285
         Current maturities of long-term liabilities                      20,000
         Other current liabilities                                       158,824
         Other liabilities                                                26,251
         Deferred income taxes                                            30,705
         Long-term debt                                                   51,706
                                                                      ----------
                  Total liabilities assumed                              296,771
                                                                      ----------

                  Total purchase price                                $  832,116
                                                                      ==========

A step-up in the value of inventory of $27,584 was recorded in the allocation of the purchase price based on preliminary valuation estimates. This amount will be charged to cost of sales over the next three to six months, but is not expected to have any impact beyond that period.

Management determined the value of intangible assets by considering a number of factors, including an independent third-party valuation. Intangible assets are valued as follows:

                                                                                                Estimated
                                                                         Amount                Useful Life
                                                                        --------               -----------
         In-process research and development                            $388,600                  --
         Developed product technology                                    118,300                  16 years
         Distribution and license agreements                               9,200                  13 years
         Customer relationships                                            5,500                   5 years
         Trademarks                                                        5,000                  15 years
                                                                        --------
                                                                        $526,600
                                                                        ========

The amount allocated to in-process research and development, $388,600, was charged to operations as of the acquisition date. The valuation of in-process research and development related to numerous ongoing projects which were assigned fair values by discounting forecasted cash flows directly related to the products expecting to result from the subject research and development. As of the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses. The Company estimates that additional costs related to efforts necessary to develop the acquired, incomplete technology into commercially viable products could be as much as or more than $70,000 over the next 10 years.

Aggregate amortization expense for the other intangible assets is expected to be approximately $10,000 for each of the next five years. Under the purchase method of accounting, goodwill is not amortized but is tested for impairment at least annually in the second quarter of the Company's fiscal year. The write-off of in-process research and development is not deductible for tax purposes. From a tax perspective, no goodwill resulted from the acquisition due to the Company's selected tax treatment.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

                                                 Third Quarter                           Year-to-Date
                                      -----------------------------------     -----------------------------------
Unaudited                                 2005                  2004               2005                2004
                                      ---------------     ---------------     ---------------     ---------------
Net sales                             $       321,792     $       333,998     $     1,004,866     $       983,556
Net income (loss)                              13,231               9,185              37,854              44,102
Basic earnings (loss) per share                  0.14                0.10                0.41                0.48
Diluted earnings (loss) per share                0.14                0.10                0.40                0.47

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as write-off of step-up value of inventory and additional amortization related to intangible assets arising from the acquisition, additional compensation expense and interest expense on acquisition debt. Since the write-off of in-process research and development is directly attributable to the acquisition and will not have a continuing impact, it is not reflected in this unaudited pro forma information. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the respective periods or of future results.

NOTE C - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                     Third Quarter                         Year-to-Date
                                            --------------------------------     --------------------------------
                                                2005                2004             2005                2004
                                            -------------      -------------     -------------      -------------
Numerator
Net income (loss)
    used for both basic and diluted EPS     $    (379,436)     $      17,739     $    (346,020)     $      72,482
                                            =============      =============     =============      =============

Denominator
Weighted average shares outstanding for
   basic EPS                                       73,660             70,296            71,970             70,103
Dilutive effect of shared-based awards                 --              2,302                --              1,932
                                            -------------      -------------     -------------      -------------
Weighted average shares outstanding for
   diluted EPS                                     73,660             72,598            71,970             72,035
                                            =============      =============     =============      =============


Anti-dilutive share-based awards outstanding were 2,816 and 1,058 for the third quarters of fiscal 2005 and 2004, respectively, and 2,772 and 1,947 for year-to-date fiscal 2005 and 2004, respectively. These share-based awards are excluded from the diluted EPS calculation. The weighted average shares for fiscal 2005 include a proportionate number of shares issued for the acquisition of Agis.

NOTE D - INVENTORIES

Inventories are summarized as follows:

                      March 26,          June 26,         March 27,
                        2005               2004              2004
                    -------------     -------------     -------------
Finished goods      $     147,558     $      71,875     $      64,317
Work in process            71,624            58,784            51,381
Raw materials              82,088            43,594            39,149
                    -------------     -------------     -------------
                    $     301,270     $     174,253     $     154,847
                    =============     =============     =============

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $27,841 at March 26, 2005, $22,888 at June 26, 2004 and $22,493, at March 27, 2004. The increase at March 26, 2005 was primarily due to the acquisition of Agis.

NOTE E - POSTRETIREMENT MEDICAL BENEFITS

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

                                                                    Third Quarter                Year-to-Date
                                                                ----------------------      ----------------------
                                                                  2005          2004          2005          2004
                                                                --------      --------      --------      --------
Components of expense as provided by the Company's actuary:
Service cost                                                    $    103      $    170      $    309      $    509
Interest cost                                                         56            76           168           229
Amortization of prior year service cost                             (111)          (65)         (334)         (195)
Amortization of unrecognized transition
  obligation                                                          --             7            --            20
Amortization of unrecognized net actuarial
  loss                                                                34            56           103           169
                                                                --------      --------      --------      --------

Net expense                                                     $     82      $    244      $    246      $    732
                                                                ========      ========      ========      ========

Retirement benefit claims paid for year-to-date fiscal 2005 are $277 and are expected to be approximately $400 for fiscal 2005.

NOTE F - CREDIT FACILITIES, DERIVATIVES AND GUARANTIES

Total borrowings outstanding at March 26, 2005 were $709,040. There were no long-term borrowings as of June 26, 2004 or March 27, 2004. These borrowings include the assumed debt of Agis and additional borrowings related to the acquisition of Agis. Total borrowings are presented on the balance sheet as follows:

                                                                   March 26,
                                                                     2005
                                                                 -------------
         Short-term debt:
            Swingline loan                                       $       5,833
            Revolving line of credit - NY subsidiary                    20,000
            Bank loan - German subsidiary                                9,285
            Bank loan - UK subsidiary                                    2,887
            Bank loans - Mexico subsidiary                               4,329
                                                                 -------------
                  Total                                                 42,334
                                                                 -------------

         Long-term debt, less current maturities:
            Revolving line of credit                                   115,000
            Term loan                                                  100,000
            Letter of undertaking - Israel subsidiary                  400,000
            Debenture - Israel subsidiary                               41,706
            Revolving line of credit - NY Subsidiary                    10,000
                                                                 -------------
                  Total                                                666,706
                                                                 -------------

                  Total debt                                     $     709,040
                                                                 =============


On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks which provides an initial revolving line of credit of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the credit agreement. Both loans bear an interest rate of Alternative Base Rate or LIBOR plus an applicable margin determined by the Company's leverage ratio over the trailing four quarters. As of March 26, 2005, the actual rates ranged from 3.425% to 3.575%. Additionally, the credit agreement provides for a short-term swingline loan with a maximum commitment of $25,000 and a negotiable rate of interest that was 3.325% as of March 26, 2005.

The obligations under the credit agreement are guarantied by certain subsidiaries of the Company and the Company will guaranty obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans is March 16, 2010. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings Before Interest, Taxes and Depreciation (EBITDA) ratios. These loan covenants are not effective until June 25, 2005.

Subsequent to the quarter ended March 26, 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments. These interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest. The Company does not use derivative financial instruments for trading purposes.

The interest rate swap agreements fix the interest rate at 4.77% on an initial notional amount of principle of $50,000 on the revolving line of credit and $100,000 on the term loan. The interest rate swap agreements expire on March 16, 2010. Changes in the fair value of the swap agreements, net of tax, will be reported as a component of other comprehensive income beginning in the fourth quarter of fiscal year 2005.

The counterparty to the interest rate swap agreements is a commercial bank which has other financing relationships with the Company. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, the Company does not anticipate nonperformance and a material loss would not be expected from such nonperformance. Fluctuations in interest rates are similarly not expected to have a material impact on the Company's future operating results.

The Company accounts for derivatives in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative's fair value are recorded in shareholders' equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of the hedge items are recognized in earnings.

In accordance with SFAS 133, as amended by SFAS 138, the Company has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative which was designated as a cash flow hedge to the specific liability on the balance sheet. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item.

On March 16, 2005, the Company's Israel holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The Company may prepay the loan after twelve interest payments upon 30 days written notice. The lender may demand prepayment of the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest paid until the loan has been paid in full or unless it receives consent from the lender. Earned interest will be released to the Company on each interest payment date as long as all interest due has been paid to the bank.

The Company's New York subsidiary, acquired in connection with the Company's acquisition of Agis, has a revolving line of credit for approximately $20,000 which bears interest at LIBOR plus 0.65% and is due on June 20, 2005. Prior to the acquisition, the subsidiary executed an interest rate swap whereby the interest on a notional amount of $15,000 was changed to a fixed rate of 2.15% plus 0.65%. This swap is considered to be a highly effective hedge and is recorded at its fair value of $46 in current liabilities. This commitment is guarantied by the Company's Israel subsidiary and has covenants which require minimum levels of shareholders' equity and shareholders' equity to assets ratio. The Company's Israel subsidiary was in compliance with these covenants as of March 26, 2005.

The New York subsidiary has an additional revolving line of credit that expires March 15, 2007 which allows for borrowings up to $15,000 and bears interest at LIBOR plus 1.5%. This agreement requires a facility fee of 0.2% on the unused portion of the letter to be paid quarterly. As of March 26, 2005, the balance was $10,000 and is payable on March 15, 2007. This commitment, up to $10,000, is supported by a letter of credit from the Company's Israel subsidiary.

The Company's Israel subsidiary, acquired in connection with the Company's acquisition of Agis, has a debenture for approximately $42,000 with a fixed interest rate of 5.6%. The principal of the loan is linked to the increase in the Israel consumer price index (CPI) and is payable in three annual installments beginning in 2007. Prior to the acquisition, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. The subsidiary also entered into a fair value hedge in the notional amount of approximately $7,500 to protect against extreme changes in LIBOR. These transactions do not meet the criteria of highly effective hedges and are recorded at their fair value of $346 in non-current assets with the associated gains or losses to be reflected in interest beginning in the fourth quarter of fiscal year 2005.

The Company's German subsidiary has a bank loan for approximately $9,300 which bears interest at Euribor plus 1.35%. The loan is due in November 2005 and is guarantied by the Company's Israel subsidiary.

The Company's UK subsidiary has short-term, unsecured debt with a bank for approximately $2,900 which is supported by a Company guaranty. Interest rates are established at the time of borrowing based on LIBOR plus 1%.

The Company's Mexico subsidiary has short-term, unsecured debt with two banks for approximately $4,300 which is supported by a Company guaranty. Interest rates are established at the time of borrowing based on a rate agreed upon between the banks and the subsidiary.

The Company's Israel subsidiary has entered into foreign currency put, call and futures contracts to assist in managing currency risks. These derivatives are not considered to be highly effective hedges and are recorded at their fair market value of $119 in current assets with the associated gains or losses reflected in interest beginning in the fourth quarter of fiscal year 2005.

The Company's Israel subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $460, not to exceed 50% of the joint venture's debt. The joint venture is accounted for using the equity method of accounting.

NOTE G - SHAREHOLDERS' EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased is retired upon purchase. The repurchase program announced on October 29, 2003 expired on April 28, 2005. On April 26, 2005, the Board of Directors announced the authorization to repurchase up to $30,000 of common stock over the next 12 months. No shares were repurchased in the third quarter of fiscal year 2005. For year-to-date fiscal 2005, the Company repurchased 7 shares of common stock for $122. For year-to-date 2004, the Company repurchased 146 shares of common stock for $1,940. In connection with the acquisition of Agis, approximately $833 of non-qualified options were granted in exchange for Agis options outstanding at the closing date and $4,100 of restricted stock were granted to Agis employees.

The Board of Directors has a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $8,195 and $6,664, or $0.115 and $0.095 per share during fiscal 2005 and 2004, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant. On April 22, 2005, the Board of Directors declared a dividend of $0.04 payable on June 21, 2005 to shareholders of record on May 27, 2005. The estimated aggregate payment is $3,750.

NOTE H - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income (loss) consists of the following:

                                                          Third Quarter                      Year-to-Date
                                                  ------------------------------     ------------------------------
                                                      2005              2004             2005              2004
                                                  ------------      ------------     ------------      ------------
Net income (loss)                                 $   (379,436)     $     17,739     $   (346,020)     $     72,482
Other comprehensive income (loss):
     Foreign currency translation adjustments            1,725             2,261            3,383             2,519
                                                  ------------      ------------     ------------      ------------
Comprehensive income (loss)                       $   (377,711)     $     20,000     $   (342,637)     $     75,001
                                                  ============      ============     ============      ============


NOTE I - COMMITMENTS AND CONTINGENCIES

The Company is not a party to any litigation, other than routine litigation incidental to its business except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

In August 2004, the Company agreed to settle with the United States Federal Trade Commission (FTC) which had been investigating a 1998 agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. The agreement between Alpharma, Inc. and the Company is no longer in effect. The consent order included payment of $4,750 to resolve all claims by the FTC and state governments as well as certain restrictions on future contractual agreements of this nature. These restrictions are not expected to have a material impact on the Company's future results of operations. The $4,750 charge was recorded in the fourth quarter of fiscal 2004 and paid in the first quarter of fiscal 2005.

In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company has been named as a defendant in two suits, one of which is a class action, filed on behalf of Company customers (i.e., retailers), as well as four class action suits filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. The Company is defending these claims and has participated in court ordered mediation with the plaintiffs. The Company does not believe that these suits, individually or in the aggregate, will result in payments by the Company that are material to the Company's financial condition or future results of operations. Until final resolution of these suits, however, there can be no assurance that these suits will not result in payments by the Company that are material to the Company's financial condition or future results of operations in a particular fiscal quarter or year.

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

NOTE J - SEGMENT INFORMATION

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

The charges to earnings of $388,600 for the write-off of in-process research and development and $4,625 for acquisition and integration costs related to the acquisition of Agis are excluded from the table below as they are considered corporate charges.

The Company is reviewing its operating segments as a result of its acquisition of Agis and expects to realign its reportable segments beginning in the fourth quarter of fiscal 2005. All comparative periods presented will be adjusted.

                                  Consumer        Pharma-            UK            Mexico
                                 Healthcare      ceuticals       Operations      Operations         Total
                                 ----------      ----------      ----------      ----------       ----------
Third Quarter 2005
     Net sales                   $  194,009      $      403      $   19,809      $    5,872       $  220,093
     Operating income (loss)     $   18,683          (1,887)     $      424      $      176       $   17,396
     Operating income %                 9.6%             --             2.1%            3.0%             7.9%

Third Quarter 2004
     Net sales                   $  206,087              --      $   21,789      $    4,987       $  232,863
     Operating income (loss)     $   28,771      $   (1,647)     $      159      $     (771)      $   26,512
     Operating income %                14.0%             --             0.7%          (15.5%)           11.4%

Year-to-Date 2005
     Net sales                   $  612,390      $      567      $   67,526      $   19,077       $  699,560
     Operating income (loss)     $   69,675      $   (5,537)     $    2,286      $    1,747       $   68,171
     Operating income %                11.4%             --             3.4%            9.2%             9.8%

Year-to-Date 2004
     Net sales                   $  623,917              --      $   49,417      $   18,745       $  692,079
     Operating income (loss)     $   91,538      $   (3,004)     $    1,493      $      600       $   90,627
     Operating income %                14.7%             --             3.0%            3.2%            13.1%


NOTE K - INCOME TAX

In January 2004, the Company was notified by the Internal Revenue Service that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 which increased earnings $0.18 per share in the second quarter of fiscal 2004, reducing its income tax accrual associated with these audits. The Company believes it has appropriately accrued for probable Federal income tax exposures subsequent to 2000.

NOTE L - RESTRUCTURING

In connection with the acquisition of Agis, the Company reviewed its Consumer Healthcare operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The implementation of the plan began on March 24, 2005 and is expected to be completed in its entirety by March 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded employee termination benefits of $3,150. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statements of income for the third quarter of fiscal 2005. As of March 26, 2005, no payments had been made for the accrued restructuring costs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THIRD QUARTER FISCAL YEARS 2005 AND 2004
                    (in thousands, except per share amounts)

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

The Company is reviewing its operating segments as a result of its acquisition of Agis and expects to realign its reportable segments beginning in the fourth quarter of fiscal 2005. All comparative periods presented will be adjusted.

Significant Events

On March 17, 2005, the Company acquired all of the outstanding shares of Agis Industries (1983) Ltd. (Agis), an Israeli public company. The accompanying condensed consolidated balance sheet as of March 26, 2005, includes the accounts for Agis. Results of operations for Agis will be included in the Company's consolidated results of operations beginning in the fourth quarter of fiscal 2005. See Note B to the condensed consolidated financial statements.

In connection with the acquisition of Agis, the Company reviewed its Consumer Healthcare operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The implementation of the plan began on March 24, 2005 and is expected to be completed in its entirety by March 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded a charge for employee termination benefits of $3,150. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statement of income for the third quarter of fiscal 2005. As of March 26, 2005, no payments had been made for the accrued restructuring costs.

Certain states are enacting legislation in reaction to nationwide concerns over the control of chemicals that may be used illegally in the production of methamphetamine. This legislation may result in removal of certain products containing pseudoephedrine from the retail shelf to a more controlled position of sale behind the pharmacy counter of a retailer. Additionally, such legislation may require special product packaging, enhanced recordkeeping and limits on the amount of product a consumer may purchase. Legislation is also pending in Congress to classify pseudoephedrine as a controlled substance. Certain major retailers that are customers of the Company have announced they will preemptively move such products behind pharmacy counters. Products containing pseudoephedrine generated approximately $150,000 of the Company's revenues in the first nine months of fiscal 2005. Reformulation is underway for many of these products to substitute pseudoephedrine with a chemical that cannot be used in the production of methamphetamine. The Company cannot predict the impact of these actions on future revenues of pseudoephedrine-containing or substitution products.

In November 2004, the Company initiated a retail-level recall of all lots of loratadine syrup, a liquid antihistamine indicated for the relief of symptoms due to hay fever or other upper respiratory allergies. The Company made the decision to recall all product from the retailer and wholesaler channels due to a detected difference in its stability profile. The recall is not safety related and there have been no reports of injury or illness related to the use of this product. The value of the Company's on-hand inventories and the cost of return and disposal is estimated to be $8,300, which reduced earnings $0.07 per share for the year-to-date fiscal 2005.

In September 2004, the Company acquired certain assets from a manufacturer of foot care products for $5,562.

In January 2004, the Company was notified by the Internal Revenue Service that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 which increased earnings $0.18 per share in the second quarter of fiscal 2004, reducing its income tax accrual associated with these audits. The Company believes it has appropriately accrued for probable Federal income tax exposures subsequent to 2000.

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

CONSUMER HEALTHCARE

                                Third Quarter                     Year-to-Date
                         ----------------------------      ----------------------------
                            2005             2004             2005              2004
                         -----------      -----------      -----------      -----------
Net sales                $   194,009      $   206,087      $   612,390      $   623,917
Gross profit             $    58,296      $    64,997      $   178,346      $   192,735
Gross profit %                  30.0%            31.5%            29.1%            30.9%

Operating expenses       $    39,613      $    36,226      $   108,671      $   101,197
Operating expenses %            20.4%            17.6%            17.7%            16.2%

Operating income         $    18,683      $    28,771      $    69,765      $    91,538
Operating income %               9.6%            14.0%            11.4%            14.7%

Sales

Third quarter net sales for fiscal 2005 decreased 6% or $12,078 compared to fiscal 2004. Fiscal 2004 was favorably impacted by sales of new products containing loratadine. For fiscal 2005, a decline in unit sales of existing vitamin products due to quarter-to-quarter shifts in retailer purchasing patterns was partially offset by sales of new products for smoking cessation and feminine hygiene.

Year-to-date net sales for fiscal 2005 decreased 2% or $11,527 compared to fiscal 2004, primarily due to the sales returns of approximately $6,300 related to the recall of loratadine syrup; a decline in sales of a starch blocker product introduced in the first quarter of fiscal 2004; and a decrease in sales of analgesic and antacid products. The decrease was partially offset by higher unit sales of existing vitamin products and new products for smoking cessation, feminine hygiene and foot care.

Gross Profit

Third quarter gross profit for fiscal 2005 decreased 10% or $6,701 compared to fiscal 2004. The decrease in gross profit was primarily due to fixed costs applied over lower than planned production levels.

Year-to-date gross profit for fiscal 2005 decreased 7% or $14,389 compared to fiscal 2004. The decrease in gross profit was primarily due to sales returns and costs of disposal for the loratadine syrup recall of approximately $8,300 and fixed costs related to low production levels. The decrease in the gross profit percentage was approximately split evenly between costs associated with the product recall and lower production volumes. The decrease was partially offset by improved margins on existing and new products.

Operating Expenses

Third quarter operating expenses for fiscal 2005 increased 9% or $3,387 compared to fiscal 2004, primarily due to the restructuring charges described below, partially offset by a decrease in compensation-related expenses, such as employee bonuses and medical costs.

In connection with the acquisition of Agis, the Company reviewed its Consumer Healthcare operating strategies. As a result, the Company approved a restructuring plan and recorded a charge of $6,382. The implementation of the plan began on March 24, 2005 and is expected to be completed in its entirety by March 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded employee termination benefits of $3,150. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statement of income for the third quarter of fiscal 2005. As of March 26, 2005, no payments had been made for the accrued restructuring costs.

Year-to-date operating expenses for fiscal 2005 increased 7% or $7,474 compared to fiscal 2004, primarily due to the restructuring charges described above and an increase in research and development costs of $2,030. The increase was partially offset by a reduction in the allowance for product liability claims and a decrease in compensation-related expenses, such as employee bonuses and medical costs.

PHARMACEUTICALS

                                    Third Quarter                       Year-to-Date
                            ------------------------------      ------------------------------
                                2005              2004              2005              2004
                            ------------      ------------      ------------      ------------
Net sales                   $        403                --      $        567                --
Gross profit                $        313                --               231                --
Operating expenses          $      2,200      $      1,647      $      5,768      $      3,004
Operating income (loss)     $     (1,887)     $     (1,647)     $     (5,537)     $     (3,004)

Operating expenses consist primarily of research and development costs for generic prescription drug products related to the Company's entry into this market.

UK OPERATIONS

                                 Third Quarter                       Year-to-Date
                         ------------------------------      ------------------------------
                             2005              2004              2005              2004
                         ------------      ------------      ------------      ------------
Net sales                $     19,809      $     21,789      $     67,526      $     49,417
Gross profit             $      2,579      $      2,572      $      9,548      $      6,411
Gross profit %                   13.0%             11.8%             14.1%             13.0%

Operating expenses       $      2,155      $      2,413      $      7,262      $      4,918
Operating expenses %             10.9%             11.1%             10.8%             10.0%

Operating income         $        424      $        159      $      2,286      $      1,493
Operating income %                2.1%              0.7%              3.4%              3.0%

Comparability of Periods

In December 2003, the Company acquired Peter Black. The third quarters of both fiscal 2005 and 2004 included results of operations for the acquired company. Because results of operations for Peter Black were not reported in this segment until the third quarter of fiscal 2004, the year-to-date amounts are not comparable. Fiscal 2004 includes one quarter of results of operations while fiscal 2005 includes three quarters. This difference causes some complexity in the following discussion.

Net Sales

Third quarter net sales for fiscal 2005 decreased 9% or $1,980 compared to fiscal 2004. The majority of the decrease was due to lower demand for contracted products partially offset by exchange rate fluctuations.

Year-to-date net sales for fiscal 2005 increased 37% or $18,109 compared to fiscal 2004. Approximately $14,000 of the increase was due to sales of nutritional products related to the acquisition of Peter Black in December 2003. The remaining increase was primarily due to exchange rate fluctuations partially offset by lower volume of contract manufactured products.

Gross Profit

Third quarter gross profit remained relatively constant in fiscal 2005 compared to fiscal 2004 as favorable exchange rates were offset by lower sales volume.

Year-to-date gross profit for fiscal 2005 increased 49% or $3,137 compared to fiscal 2004, primarily due to the acquisition of Peter Black and exchange rate fluctuations.

Operating Expenses

Third quarter operating expenses for fiscal 2005 decreased 11% or $258 compared to fiscal 2004, primarily due to efficiencies resulting from the integration of Peter Black administrative functions and exchange rate fluctuations.

Year-to-date operating expenses for fiscal 2005 increased 48% or $2,344 compared to 2004, primarily due to the acquisition of Peter Black and exchange rate fluctuations.

MEXICO OPERATIONS

                                      Third Quarter                        Year-to-Date
                              ------------------------------       ------------------------------
                                  2005              2004               2005              2004
                              ------------      ------------       ------------      ------------
Net sales                     $      5,872      $      4,987       $     19,077      $     18,745
Gross profit                  $      1,773      $      1,186       $      6,605      $      5,808
Gross profit %                        30.2%             23.8%              34.6%             31.0%

Operating expenses            $      1,597      $      1,957       $      4,858      $      5,208
Operating expenses %                  27.2%             39.2%              25.5%             27.8%

Operating income (loss)       $        176      $       (771)      $      1,747      $        600
Operating income (loss) %              3.0%            (15.5%)              9.2%              3.2%

Net Sales

Third quarter net sales for fiscal 2005 increased 18% or $885 compared to fiscal 2004, primarily due to increased sales in the store brand and pharmaceutical distributor markets.

Year-to-date net sales for fiscal 2005 increased 2% or $332 compared to fiscal 2004, primarily due to increased store brand sales, significantly offset by exchange rate fluctuations.

This segment has refocused its business model and become more dependent on retail store brand sales which grew 50% for the year and now represent approximately 37% of total sales for the business.

Gross Profit

Third quarter gross profit for fiscal 2005 increased 49% or $587 compared to fiscal 2004, primarily due to higher margins on products in the mix of products sold.

Year-to-date gross profit increased 14% or $797 during fiscal 2005 compared to fiscal 2004, primarily due to higher margins on products in the mix of products sold. The increase was partially offset by exchange rate fluctuations.

Operating Expenses

Third quarter operating expenses during fiscal 2005 decreased 18% or $360 compared to fiscal 2004, primarily due to a reduction in bad debt expense partially offset by increased selling expenses related to new products.

Year-to-date operating expenses decreased 7% or $350 during fiscal 2005 compared to fiscal 2004, primarily due to a reduction in bad debt expense partially offset by increased selling expenses related to new products.

INTEREST AND OTHER (CONSOLIDATED)

Third quarter interest income was $454 for fiscal 2005 compared to interest income of $324 for fiscal 2004. Other income was $1,091 for fiscal 2005 compared to $882 for fiscal 2004.

Year-to-date interest income was $1,405 for fiscal 2005 compared to interest income of $656 for fiscal 2004. Other income was $1,584 for fiscal 2005 compared to $1,503 for fiscal 2004.

The increase in interest income was due to the higher level of average invested cash balances in fiscal 2005 compared to fiscal 2004.

INCOME TAXES (CONSOLIDATED)

The calculated effective tax rate for fiscal 2005 (1.4% for the third quarter and 7.4% for the year-to-date) was impacted by the non-deductible charge to earnings of $388,600 for the write-off of in-process research and development related to the acquisition of Agis. The effective tax rate was 36.0% for the quarter and year-to date fiscal 2005, excluding this charge.

The effective tax rate was 36.0% and 21.9% for the quarter and year-to-date fiscal 2004. In January 2004, the Company was notified by the Internal Revenue Service that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 in the second quarter of fiscal 2004, reducing its income tax accrual associated with these audits. The Company believes it has appropriately accrued for probable Federal income tax exposures subsequent to 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $10,043 to $40,735 at March 26, 2005 from $30,692 at March 27, 2004. Working capital, including cash, increased $17,518 to $293,000 at March 26, 2005 from $275,482 at March 27, 2004.

Year-to-date net cash provided by operating activities decreased by $49,816 to $54,392 for fiscal 2005 compared to $104,208 for fiscal 2004. The increased use of cash was primarily due to a decrease in net income of $29,902, excluding the write-off of in-process research and development related to the acquisition of Agis, lower accounts payable due to reduced production levels and payment of employee bonuses related to fiscal 2004.

Year-to-date net cash used for investing activities increased $554,813 to $639,802 for fiscal 2005 compared to $84,989 for fiscal 2004, primarily related to the acquisition of Agis. Capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are expected to be $20,000 to $24,000 for fiscal 2005.

Year-to-date net cash from financing activities increased $615,603 to $616,512 for fiscal 2005 compared to $909 for fiscal 2004 primarily due to the increase in long-term debt of $615,000 related to the acquisition of Agis.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased is retired upon purchase. The repurchase program announced on October 29, 2003 expired on April 28, 2005. On April 26, 2005, the Board of Directors announced the authorization to repurchase up to $30,000 of common stock over the next 12 months. The Company repurchased 7 shares of common stock for $122 and 146 shares of common stock for $1,940 for the year-to-date fiscal 2005 and 2004, respectively.

The Board of Directors has a policy of paying regular quarterly dividends. The Company paid quarterly dividends of $8,195 and $6,664, or $0.115 and $0.095 per share, during fiscal 2005 and 2004, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant. On April 22, 2005, the Board of Directors declared a dividend of $0.04 payable on June 21, 2005 to shareholders of record on May 27, 2005. The estimated aggregate payment is $3,750.

CREDIT FACILITIES AND CONTRACTUAL OBLIGATIONS

The Company had long term debt, less current maturities, of $666,706 at March 26, 2005. These borrowings include the assumed debt of Agis and additional borrowings related to the acquisition of Agis. The Company has approximately $135,000 available from its primary source of credit described below. This available credit coupled with its cash, cash equivalents, investment securities and cash flows from operations is expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks which provides an initial revolving line of credit of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the credit agreement. Both loans bear an interest rate of Alternative Base Rate or LIBOR plus an applicable margin determined by the Company's leverage ratio over the trailing four quarters. As of March 26, 2005 the actual rates ranged from 3.425% to 3.575%. Additionally, the credit agreement provides for a short term swingline loan with a maximum commitment of $25,000 and a negotiable rate of interest that was 3.325% as of March 26, 2005.

The obligations under the credit agreement are guarantied by certain subsidiaries of the Company and the Company will guaranty obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans is March 16, 2010. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes and Depreciation (EBITDA) ratios. These loan covenants are not effective until June 25, 2005.

Subsequent to the quarter ended March 26, 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments. These interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest. The Company does not use derivative financial instruments for trading purposes.

The interest rate swap agreements fix the interest rate at 4.77% on an initial notional amount of principle of $50,000 on the revolving line of credit and $100,000 on the term loan. The interest rate swap agreements expire on March 16, 2010. Changes in the fair value of the swap agreement net of tax will be reported as a component of other comprehensive income beginning in the fourth quarter of fiscal year 2005.

The counterparty to the interest rate swap agreement is a commercial bank which has other financing relationships with the Company. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, the Company does not anticipate nonperformance and a material loss would not be expected from such nonperformance.

On March 16, 2005, the Company's Israel holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The Company may prepay the loan after twelve interest payments upon 30 days written notice. The lender may demand prepayment of the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest paid until the loan has been paid in full or unless it receives consent from the lender. Earned interest will be released to the Company on each interest payment date as long as all interest due has been paid to the bank.

The Company's New York subsidiary, acquired in connection with the Company's acquisition of Agis, has a revolving line of credit for approximately $20,000 which bears interest at LIBOR plus 0.65% and is due on June 20, 2005. Prior to the acquisition, the subsidiary executed an interest rate swap whereby the interest on $15,000 of the notional amount was changed to a fixed rate of 2.15% plus 0.65%. This commitment is guarantied by the Company's Israel subsidiary and has covenants which require minimum levels of shareholders' equity and shareholders' equity to assets ratio. The Company's Israel subsidiary was in compliance with these covenants as of March 26, 2005.

The New York subsidiary has an additional revolving line of credit that expires March 15, 2007 which allows for borrowings up to $15,000 and bears interest at LIBOR plus 1.5%. This agreement requires a facility fee of 0.2% on the unused portion of the letter to be paid quarterly. As of March 26, 2005, the balance was $10,000 and is payable on March 15, 2007. This commitment, up to $10,000, is supported by a letter of credit from the Company's Israel subsidiary.

The Company's Israel subsidiary, acquired in connection with the Company's acquisition of Agis, has a debenture for approximately $42,000 with a fixed interest rate of 5.6%. The principal of the loan is linked to the increase in the Israel consumer price index (CPI) and is payable in three annual installments beginning in 2007. Prior to the acquisition, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. The subsidiary also entered into a fair value hedge in the notional amount of approximately $7,500 to protect against extreme changes in LIBOR.

The Company's German subsidiary has a bank loan for approximately $9,300 which bears interest at Euribor plus 1.35%. The loan is due in November 2005 and is guarantied by the Company's Israel subsidiary.

The Company's UK subsidiary has short-term, unsecured debt with a bank for approximately $2,900 which is supported by a Company guaranty. Interest rates are established at the time of borrowing based on LIBOR plus 1%.

The Company's Mexico subsidiary has short-term, unsecured debt with two banks for approximately $4,300 which is supported by a Company guaranty. Interest rates are established at the time of borrowing based on a rate agreed upon between the banks and the subsidiary.

The Company's Israel subsidiary has entered into foreign currency put, call and futures contracts to assist in managing currency risks. These derivatives are not considered to be highly effective hedges and are recorded at their fair market value of $119 in current assets with the associated gains or losses reflected in interest beginning in the fourth quarter of fiscal year 2005.

The Company's Israel subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $460 but not to exceed 50% of the joint venture's debt.

The Company's contractual obligations have increased as a result of the acquisition of Agis. The Company expects to pay estimated interest payments on its debt obligations of $9,000 annually. The additional estimated amounts related to other total known contractual obligations include capital and operating leases of $26,000 for warehouse facilities and computer equipment; purchase obligations of $58,000 for materials and services and other long-term liabilities reflected in the balance sheet of $26,000 primarily related to contractual employee termination benefits.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $8,280, $8,296 and $7,606 at March 26, 2005, June 26, 2004 and March 27, 2004,
respectively.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand, and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $27,841, $22,888 and $22,493 at March 26, 2005, June 26, 2004 and March 27, 2004, respectively. The increase at March 26, 2005 was primarily due to the acquisition of Agis.

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

Other Intangible Assets - Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships, and trademarks. The majority of these assets are related to the acquisition of Agis and will be amortized over their estimated useful economic lives using the straight-line method. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets were $142,050, $94 and $110 as of March 26, 2005, June 26, 2004 and March 27, 2004, respectively.

Customer Programs - The Company maintains accruals for programs with its customers that include chargebacks, rebates and shelf stock adjustments. A chargeback relates to an agreement the Company has with a retail customer that will ultimately purchase product from a wholesaler for a contracted price that is different than the Company's price to the wholesaler. The wholesaler will issue an invoice to the Company for the difference in the contract prices. The accrual for chargebacks is based on historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by wholesalers to retailers. Rebates are payments issued to the customer when certain criteria are met which may include specific levels of product purchases, introduction of new products or other objectives. The accrual for rebates is based on contractual agreements and estimated purchasing levels by customers with such programs. Shelf stock adjustments are credits issued to reflect decreases in the selling price of a product and are based upon estimates of the amount of product remaining in a customer's inventory at the time of the anticipated price reduction. In many cases, the customer is contractually entitled to such a credit. The accrual for shelf stock adjustments is based on specified terms with certain customers, estimated launch dates of competing products and estimated declines in market price. Changes in these estimates and assumptions related to customer programs may result in additional accruals. The accrual for customer programs was $31,302, $13,212, and $13,187 at March 26, 2005, June 26, 2004 and March 27, 2004, respectively. The significant increase at March 26, 2005 was primarily due to the acquisition of Agis.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $2,751, $3,876, and $3,963 at March 26, 2005, June 26, 2004 and March
27, 2004, respectively. The accrual for workers' compensation claims was $2,731, $2,458 and $3,250 at March 26, 2005, June 26, 2004 and March 27, 2004,
respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks due to changes in currency exchange rates and interest rates.

The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance the Agis acquisition and working capital requirements and interest income earned on its investment of cash on hand. As of March 26, 2005, the Company had invested cash, cash equivalents and investment securities of approximately $74,000 and debt, net of restricted cash, of approximately $309,000. The Company has executed interest rate swap agreements to manage its interest rate exposure. Management believes that a significant fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

The Company has operations in the United Kingdom, Israel, Germany and Mexico. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. Significant currency fluctuations could adversely impact foreign revenues; however, the Company cannot predict future changes in foreign currency exposure.

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The Company does not use derivative financial instruments for speculative purposes. Gains and losses on hedging transactions are expected to be largely offset by gains and losses on the underlying exposures being hedged. Any ineffective portion of hedges will be reported in earnings as it occurs.

Item 4. Controls and Procedures

Upon consummation of the purchase on March 17, 2005 of Agis Industries (1983) Ltd. (Agis), an Israeli company, the Company performed an initial assessment of Agis' internal control over financial reporting (ICFR). While the assessment is not complete or as detailed as would be necessary to support the report by management on the Company's ICFR that will be required in its annual report, the Company has gained a basic understanding of the internal control structure within Agis. Management's opinion is that if it were required to include Agis in assessing the Company's ICFR at this time, management would not be able to conclude that the Company's ICFR is effective as it pertains to Agis. Furthermore, since the merger was consummated late in the Company's third fiscal quarter, the Company does not expect that it will be possible to complete its assessment and remediation of ICFR for Agis' operations as of June 25, 2005, at which time the Company is required by Section 404 of the Sarbanes-Oxley Act of 2002 to make its initial report of the Company's ICFR. Accordingly, the Company intends to exclude Agis from the scope of its annual assessment of the Company's ICFR for fiscal 2005, in accordance with applicable SEC rules and guidance.

Based on the initial assessment, the Company believes that the following areas would contain enough significant deficiencies to constitute a material weakness in Agis' ICFR:

     o    Documentation of significant accounts, processes and key controls;

     o Control over the general information systems, including change control, access rights and operational infrastructure;

     o Levels of staffing that would promote sufficient segregation of duties;

     o Significant reliance on uncontrolled spreadsheets for financial reporting;

     o    Insufficient use of its current information systems; and

     o Formal policies and procedures that reflect the tone of top management.

The Company is currently planning its approach to remediate these deficiencies and expects to include a plan and timeline for remedying these deficiencies in its fiscal 2005 Annual Report on Form 10-K.

As of March 26, 2005, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, evaluation and consideration of the foregoing discussion of Agis' ICFR, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective at a reasonable assurance level. The Company is actively seeking to remedy the deficiencies related to Agis identified herein. Other than the deficiencies related to Agis, the Chief Executive Officer and Chief Financial Officer did not note any other material weaknesses or significant deficiencies in the Company's disclosure controls and procedures during their evaluation.

In connection with the evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's ICFR pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 26, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the Company's ICFR, other than changes that resulted from the acquisition of Agis as described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2004, the Company agreed to settle with the United States Federal Trade Commission (FTC) which had been investigating a 1998 agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. The agreement between Alpharma, Inc. and the Company is no longer in effect. The consent order included payment of $4,750 to resolve all claims by the FTC and state governments as well as certain restrictions on future contractual agreements of this nature. These restrictions are not expected to have a material impact on the Company's future results of operations. The $4,750 charge was recorded in the fourth quarter of fiscal 2004 and paid in the first quarter of fiscal 2005.

In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company has been named as a defendant in two suits, one of which is a class action, filed on behalf of Company customers (i.e., retailers), as well as four class action suits filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. The Company is defending these claims and has participated in court ordered mediation with the plaintiffs. The Company does not believe that these suits, individually or in the aggregate, will result in payments by the Company that are material to the Company's financial condition or future results of operations. Until final resolution of these suits, however, there can be no assurance that these suits will not result in payments by the Company that are material to the Company's financial condition or future results of operations in a particular fiscal quarter or year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2005, the Board of Directors announced the authorization to repurchase up to $30,000 of common stock over the next 12 months. The repurchase program announced on October 29, 2003 expired on April 28, 2005. The Company repurchased 7 shares of common stock from a private party for $122 on August 12, 2004. The common stock repurchased was retired upon purchase. The Company did not repurchase any shares in the third quarter of 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on March 15, 2005. At the meeting, shareholders considered a proposal to approve the issuance of shares of the Company's common stock in connection with the Company's acquisition of Agis. This proposal was approved by a vote of 58,571,437 shares for, 1,594,020 shares against and 58,292 shares abstaining.

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

     3(a) Amended and Restated Articles of Incorporation of Registrant, as amended, incorporated by reference to the Registrant's Form 10-Q filed on February 2, 2005.

     3(b) Restated Bylaws of Perrigo Company, as amended through March 1, 2005 (filed on March 3, 2005 as Exhibit 3.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

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

    10(a) Employment Agreement, dated as of November 14, 2004, among Perrigo Company, Agis Industries (1983) Ltd. and Rafael Lebel, included as and incorporated by reference from the Registrant's Current Report on Form 8-K filed on March 22, 2005.

    10(b) Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Bank Leumi USA, as syndication agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as documentation agents.

    10(c) Letter of Undertaking of Perrigo Israel Holdings Ltd. dated March 16, 2005.

    10(d) Cash Collateral Pledge Agreement dated as of March 16, 2005 between Perrigo International, Inc., as Pledgor, and Bank Hapoalim B.M.

    10(e)         Guaranty of Perrigo International, Inc. dated March 16, 2005.

    10(f) Contract, dated as of December 19, 2001, between Arkin Real Estate Holdings (1961) Ltd. and Agis Industries (1983) Ltd.

    31            Rule 13a-14(a) Certifications.

    32            Section 1350 Certifications.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PERRIGO COMPANY
                                         --------------------------
                                         (Registrant)





Date: May 5, 2005                        By: /s/David T. Gibbons
      -----------------------            ---------------------------------------
                                         David T. Gibbons
                                         Chairman, President and Chief
                                         Executive Officer






Date: May 5, 2005                        By: /s/Douglas R. Schrank
      ------------------------           ---------------------------------------
                                         Douglas R. Schrank
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Accounting and
                                         Financial Officer)