Form 10-K
period 2005-06-25
PERRIGO CO
filed 2005-09-07
CIK 820096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 25, 2005

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

       Registrant's telephone number, including area code: (269) 673-8451

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class   Name of each exchange on which registered
-------------------   -----------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 23, 2004 as reported on The NASDAQ Stock Market(R), was approximately $731,231,675. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 26, 2005 the registrant had 93,535,584 outstanding shares of common stock.

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting on October 28, 2005 are incorporated by reference into Part III.

                                 PERRIGO COMPANY
                                    FORM 10-K
                         FISCAL YEAR ENDED JUNE 25, 2005
                                TABLE OF CONTENTS

                                                                           Page No.
                                                                           --------
PART I.
          Item 1.    Business                                                  1
          Item 2.    Properties                                               16
          Item 3.    Legal Proceedings                                        16
          Item 4.    Submission of Matters to a Vote of Security Holders      17
 Additional Item.    Executive Officers of the Registrant                     18

PART II.
          Item 5.    Market for Registrant's Common Equity, Related
                     Stockholder Matters and Issuer Purchases of Equity
                     Securities                                               19
          Item 6.    Selected Financial Data                                  20
          Item 7.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      21
          Item 7A.   Quantitative and Qualitative Disclosures About Market
                     Risk                                                     33
 Additional Item.    Cautionary Note Regarding Forward-Looking Statements     33
          Item 8.    Financial Statements and Supplementary Data              42
          Item 9.    Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure                      76
          Item 9A.   Controls and Procedures                                  76
          Item 9B.   Other Information                                        77

PART III.
          Item 10.   Directors and Executive Officers of the Registrant       77
          Item 11.   Executive Compensation                                   78
          Item 12.   Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters               78
          Item 13.   Certain Relationships and Related Transactions           78
          Item 14.   Principal Accountant Fees and Services                   78

PART IV.
          Item 15.   Exhibits and Financial Statement Schedules               78

                                     PART I.

Item 1. Business. (Dollar and share amounts in thousands, except per share amounts)

GENERAL

Perrigo Company is a leading global healthcare supplier and the world's largest manufacturer of over-the-counter (OTC) pharmaceutical and nutritional products for the store brand market. The Company also develops and manufactures generic prescription (Rx) drugs, active pharmaceutical ingredients (API) and consumer products. The Company's primary markets and locations of manufacturing and logistics operations are the United States, Israel, Mexico and the United Kingdom. See Note N to the Company's consolidated financial statements for further information.

Perrigo Company was established in 1887 and operates through several wholly owned subsidiaries. In the U.S., these subsidiaries consist primarily of L. Perrigo Company, Perrigo Company of South Carolina Inc. and Clay Park Labs Inc. Outside the U.S., these subsidiaries consist primarily of Agis Industries (1983) Ltd. (Agis), Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Wrafton Laboratories Limited and Perrigo U.K. Limited. As used herein, "the Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

The Company's principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan 49010, its telephone number is (269) 673-8451 and its fax number is (269) 673-7535. The Company's website address is http://www.perrigo.com, where the Company makes available free of charge the Company's reports on Forms 10-K, 10-Q and 8-K, as well as any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. These filings are also available to the public at http://www.sec.gov and http://www.isa.gov.il.

On March 17, 2005, the Company acquired all of the outstanding shares of Agis, an Israeli public company. As a result of this acquisition, the Company has both accelerated its entry into the generic prescription drug market (primarily in the U.S.) and established itself in the market for API used in the pharmaceutical industry. In addition, the Company now imports, manufactures under license and distributes prescription and OTC drugs, diagnostic products and consumer products in Israel. See Note B to the Company's consolidated financial statements for further information.

The Company has realigned its segment reporting following the acquisition of Agis. The Company now has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API. Additionally, the Company has an Other category that includes two operating segments (Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products) that do not meet the quantitative thresholds required to be separately reportable segments. As a result of this realignment, the Company's Mexico and U.K. segments reported in previous filings are now included in the Consumer Healthcare segment.

CONSUMER HEALTHCARE

The Consumer Healthcare segment includes the Company's U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products. This reportable segment markets a broad line of products that are comparable in quality and effectiveness to national brand products. These products include analgesic, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, first aid, vitamin and nutritional supplement products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand name product. The retailer therefore can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally, the retailers' dollar profit per unit of store brand product sold is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a quality product at a price below a comparable national brand product.

SIGNIFICANT DEVELOPMENTS

Restructuring

In connection with the acquisition of Agis, the Company reviewed its Consumer Healthcare segment's operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The restructuring plan began on March 24, 2005 and is expected to be completed in its entirety by March 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232 in the third quarter of fiscal 2005. In addition, the Company terminated 22 employees in certain executive and administrative roles. Accordingly, the Company recorded a charge for employee termination benefits of $3,150 in the third quarter of fiscal 2005. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statements of income for fiscal 2005. As of June 25, 2005, payments of $998 have been made for the accrued restructuring costs related to the employee termination benefits.

Pseudoephedrine Regulations

Many states have enacted or are considering enacting legislation in reaction to concerns over the use of certain products in the production of methamphetamine, an illegal drug. Because of this legislation, certain products containing pseudoephedrine will be removed from the retail shelf to a more controlled position of sale behind the pharmacy counter of a retailer or may no longer be available for sale. Additionally, such legislation can require special product packaging, enhanced recordkeeping and limits on the amount of product a consumer may purchase. Similar legislation is also pending in Congress to increase the control of pseudoephedrine-based products and establish nationwide regulatory guidelines.

Recently, two of the Company's largest customers in the mass merchandise and drug store chain class of trade have announced they will move products containing pseudoephedrine behind pharmacy counters and/or discontinue certain products altogether on a nationwide basis regardless of individual state regulations. For many of these products, reformulation is underway to substitute pseudoephedrine with phenylephrine, an ingredient that cannot be used in the production of methamphetamine. The Company has launched certain substitute products. Other phenylephrine products are in various stages of development. Substitute products will become more available over time as new national brand products are marketed and as development is completed. Accordingly, these products will be phased in for sales to customers over the next several fiscal quarters. The Company cannot predict if all pseudoephedrine-containing products can be successfully reformulated with phenylephrine or if consumers will accept phenylephrine as an adequate substitute for pseudoephedrine.

In a review of its inventory position at June 25, 2005, the Company recorded a charge in the fourth quarter of approximately $3,200 for expected inventory obsolescence resulting from the uncertainty surrounding this situation.

Products containing pseudoephedrine generated approximately $182,000 of the Company's revenues in fiscal 2005. Sales for fiscal 2006 are expected to be $110,000 to $120,000. Based on recent events in the retail market, legislative actions and the resulting lost sales, management believes that these issues will have a significant adverse effect on the Company's results of operations in fiscal 2006.

Product Recalls

In November 2004, the Company initiated a retail-level recall of all lots of loratadine syrup, a liquid antihistamine indicated for the relief of symptoms due to hay fever or other upper respiratory allergies. The Company made the decision to recall this product from the retailer and wholesaler channels due to a detected difference in its stability profile. The recall was not safety related and there have been no reports of injury or illness related to the stability issue leading to the recall. The Company recorded a second quarter charge in fiscal 2005 for the value of the

Company's related inventories and the cost of return and disposal, estimated to be $8,300.

In July 2005, the Company initiated a retail-level recall of all lots of concentrated infants' drops packaged with a dosing syringe. The Company made the decision to recall these products from the retailer and wholesaler channels because the dosing syringe may be confusing in determining the proper dose for infants under 2 years of age, as directed by a doctor, and could lead to improper dosing, including overdosing. The products are safe and effective when accurately dosed. The Company recorded a fourth quarter charge in fiscal 2005 for the value of the Company's related inventories and the cost of return and disposal, estimated to be $2,000.

Class Action Lawsuit Settlements

In connection with the Alpharma, Inc. agreement and the related FTC settlement in fiscal 2004 (see Item 3. Legal Proceedings), the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another, filed on behalf of Company customers (i.e., retailers) and the other consisting of four class action suits filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. While, the Company has been defending these claims, it has also participated in settlement negotiations with the plaintiffs. The most recent negotiations lead the Company to believe it may settle all of the lawsuits for a combination of cash payments and product donations, the aggregate value of which the Company anticipates will approximate $4,500. The Company recorded a charge of $4,500 in the fourth quarter of fiscal 2005 as its best estimate of the combined expected cost of the settlements. While the Company believes the estimates are reasonable, the amount of future payments cannot be assured and may be materially different than the recorded charge.

BUSINESS

The Company is dedicated to being the first manufacturer to develop and market key new store brand products and has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable to national brand products. This staff also responds to changes in existing national brand products by reformulating existing Company products. In the OTC pharmaceutical market, certain new products are the result of changes in product status from "prescription only" (Rx) to OTC (non-prescription). These "Rx switch" products require approval by the United States Food and Drug Administration (FDA) through either its Abbreviated New Drug Application (ANDA) process or its New Drug Application (NDA) process. As part of its strategy, the Company relies on both internal development and strategic product development agreements with outside sources.

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

The Company seeks to establish customer loyalty through superior customer service and marketing support. The Company provides a comprehensive assortment of high quality, value priced products, timely processing, shipment and delivery of orders, assistance in managing customer inventories and support in managing and building the customer's store brand business.

The Company provides marketing support that is directed at developing customized marketing programs for the customers' store brand products. The primary objective of this store brand management approach is to enable customers to increase sales of their own store brand products by communicating store brand quality and value to the consumer. The Company's marketing personnel assist customers in the development and introduction of new store brand products and the promotion of customers' ongoing store brand products by performing consumer research, providing market information and establishing individualized promotions and marketing programs.

The Company currently markets approximately 1,300 store brand products to approximately 300 customers. The Company includes as separate products multiple sizes, flavors and product forms of certain products. The Company also currently manufactures and markets certain products under its brand name Good Sense(R).

Listed below are major consumer healthcare product categories under which the Company markets products for store brand labels; the annual retail market size for food, drug and mass merchandise retailers in the U.S., excluding Wal-Mart, according to Information Resources Inc.; and the names of certain national brands against which the Company's products compete.

                              Retail
                           Market Size
Product Categories          (Billions)   Comparable National Brands
------------------         -----------   --------------------------
Cough/Cold/Allergy/Sinus      $3.7       Advil(R) Cold & Sinus, Afrin(R),
                                         Alavert(R), Aleve(R) Cold & Sinus,
                                         Benadryl(R), Claritin(R), Dimetapp(R),
                                         NyQuil(R), PediaCare(R), Robitussin(R),
                                         Sudafed(R), Tavist(R), Triaminic(R),
                                         Tylenol(R)

Analgesics                    $2.1       Advil(R), Aleve(R), Bayer(R),
                                         Excedrin(R), Motrin(R), Tylenol(R)

Gastrointestinal              $2.0       Alka-Seltzer(R), Citrucel(R),
                                         Correctol(R), Ex-Lax(R), Fibercon(R),
                                         Imodium A-D(R), Maalox(R), Metamucil(R),
                                         Mylanta(R), Pepcid(R) AC, Pepto
                                         Bismol(R), Phillips(R), Senokot(R),
                                         Tagamet HB(R), Tums(R), Zantac(R) 75

Vitamins/Nutritional          $2.8       Centrum(R), Flintstones(R),
Supplements                              One-A-Day(R), Caltrate(R), Osteo
                                         Bi-Flex(R), Ensure(R)

Customers of the Consumer Healthcare segment are major national and regional retail drug, supermarket and mass merchandise chains such as Wal-Mart, CVS, Walgreens, Albertson's, Kroger, Safeway and Dollar General and major wholesalers such as McKesson and Supervalu.

The Consumer Healthcare segment employs its own sales force to service larger customers and uses industry brokers for some retailers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to understand and work most effectively with the customer. They assist in developing in-store marketing programs and optimizing communication of customers' needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the Good Sense(R) label.

In contrast to national brand manufacturers who incur considerable advertising and marketing expenditures that are directly targeted to the end consumer, the Consumer Healthcare segment's primary marketing efforts are channeled through its customers, the retailers and wholesalers and reach the consumer through in-store marketing programs. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers' programs. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company's marketing efforts are also directed at new product introductions and conversions and providing market research data. Market analysis and research is used to monitor trends for products and categories and develop category management recommendations.

NEW PRODUCT INTRODUCTIONS AND DRUG APPLICATION APPROVALS

The Company launched several new products in fiscal 2005, most notably nicotine polacrilex gum, loratadine 10 mg tablets, miconazole 3-day combo pack and aerosol foot products comparable to the national brands Nicorette(R), Claritin(R), Monistat(R), Tinactin(R) and Lotrimin(R), respectively. Net sales related to new products were approximately $38,000 for fiscal 2005, $70,000 for fiscal 2004 and $45,000 for fiscal 2003. A product is considered new if it was added to the Company's product lines in the two most recent fiscal years that net sales are recorded.

In fiscal 2005, the Company received approval from the FDA for 10 OTC drug applications. The applications were for the following products: nicotine regular gum 2mg and 4mg, nicotine mint gum 2mg and 4mg, nicotine orange gum 2mg and 4mg, famotidine 10mg tablet, loratadine oral solution 10 mg/5ml, acetaminophen extended release 650mg tablet and ibuprofen orange 200mg tablet. The Company has three OTC drug applications currently pending approval with the FDA.

COMPETITION

The market for OTC pharmaceutical and nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. The Company believes it competes favorably in these areas.

The Company's competition in store brand products consists of several publicly traded and privately owned companies. The competition is highly fragmented in terms of both geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. Some of the Company's competitors are Alpharma Inc., Leiner Health Products Inc., LNK International Inc., NBTY Inc. and Taro Pharmaceutical Industries Ltd. The Company's store brand products also compete with nationally advertised brand name products. Most of the national brand companies have resources substantially greater than those of the Company. National brand companies could in the future manufacture store brand products or lower prices of national brand products.

Additionally, competition is growing from generic prescription drug manufacturers that are switching products from Rx to OTC status. The Company competes in the nutritional area with a number of publicly traded and privately owned companies, some of which have broader product lines and larger sales volumes.

PRESCRIPTION (RX) PHARMACEUTICALS

The primary activity of the Rx Pharmaceuticals segment is the development, manufacture and sale of generic prescription drug products, generally for the U.S. market.

SIGNIFICANT DEVELOPMENTS

Agis Acquisition

The Company's acquisition of Agis is a major step forward in its strategy, announced in August 2003, to grow by entering the generic prescription drug market. Management believes there are sufficient similarities and synergies between the OTC pharmaceutical and generic prescription drug businesses to allow the Company to grow by leveraging development, regulatory and manufacturing expertise, customer relationships and supply chain infrastructure. The Company believes that it may accomplish this growth by several means, including the internal development of generic drugs, acquisition and/or licensing of generic drugs and acquisitions of generic drug capabilities and products.

BUSINESS

The Company develops, manufactures and markets generic topical prescription pharmaceuticals at its New York and Yeruham, Israel facilities and non-topicals at its Michigan facilities. The Company focuses on topical generics, suppositories and unit dosages. The topical generics include creams, ointments, lotions, gels and solutions. The Company's current development areas include other delivery systems such as nasal sprays, foams and transdermal devices. Other areas of expertise include the production capabilities for various dosage forms such as tablets, capsules and semi-solid products. Pharmaceuticals are manufactured, labeled and packaged in facilities that comply with strict regulatory standards while also meeting customers' stringent requirements.

The Company currently markets approximately 35 generic prescription products of various dosages. The Company holds the ANDA or NDA for the drugs that it manufactures. Listed below are the major products that the Company manufactures and/or distributes:

Generic Name                            Competitive Brand Name Drug
------------                            ---------------------------
Ammonium lactate cream and lotion              Lac Hydrin(R)
Clindamycin phosphate solution                 CleocinT(R)
Econazole nitrate cream                        Spectazole(R)
Fluticasone ointment and cream                 Cutivate(R)
Halobetasol ointment and cream                 Ultravate(R)
Ibuprofen oral suspension                      Motrin(R)
Ketoconazole shampoo                           Nizoral(R)
Mesalamine rectal suspension enema             Rowasa(R)
Mometasone cream, ointment and lotion          Elocon(R)
Mupirocin ointment                             Bactroban(R)
Permethrin cream                               Elimite(R)
Selenium sulfide shampoo                       Selsun(R)

The Company's U.S. based customers are major wholesalers such as Cardinal, McKesson and AmerisourceBergen, as well as national and regional retail drug, supermarket and mass merchandise chains, such as Wal-Mart, CVS, Rite Aid, Walgreens, Albertson's, Kroger, Safeway and Brooks. Generic prescription drugs are sold to the consumer through the pharmacy counter of predominantly the same retail outlets as OTC pharmaceuticals and nutritional products. Many of the customers that purchase products from the Consumer Healthcare segment also offer pharmacy service and have the potential to become customers of the Rx Pharmaceuticals segment. However, generic prescription drugs generally have a different distribution system from that used for OTC pharmaceuticals and nutritional products. Leveraging the Agis acquisition to gain access to this distribution system with the Consumer Healthcare segment's customer relationships is expected to provide the Company a means to market generic prescription drug products quickly and efficiently.

NEW PRODUCT INTRODUCTIONS AND DRUG APPLICATION APPROVALS

The Company recently launched several new generic prescription products, including mometasone cream, mesalamine rectal suspension enema, halobetasol ointment and cream, ibuprofen oral suspension and citalopram hydrobromide tablets, which are generic equivalents to the Elocon(R), Rowasa(R), Ultravate(R), Motrin(R) and Celexa(R) brand products, respectively. Net sales related to new products were approximately $22,000 for fiscal 2005.

In fiscal 2005, the Company received approval from the FDA for four generic prescription drug applications. The applications were for the following products: mometasone lotion, 0.1%, naproxen tablets (250mg/375mg/500mg), citalopram hydrobromide tablets and ibuprofen oral suspension. The Company, on its own or in conjunction with a partner, has 15 generic Rx drug applications currently pending approval with the FDA.

COMPETITION

The market for generic prescription drugs is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of a branded product known as an authorized generic, manufacturers of branded drug products that continue to produce those products after patent expirations and manufacturers of therapeutically similar drugs. The Company's major competitors in this market are Fougera, Teva Pharmaceutical and Taro Pharmaceutical. The Company believes that one of its primary competitive advantages is the ability to introduce difficult to develop and/or manufacture generic equivalents to brand-name drug products, particularly topical products. Generally, these products are exposed to less competition once their relevant patents are no longer enforceable. In addition, the Company believes it has a competitive advantage in price, prompt delivery, efficiency, customer service and reputation.

Price competition from additional generic versions of the same product, as well as potential price competition from the original branded product, may result in significant reductions in sales and profit margins over time. In addition, competitors may also develop their products more rapidly or complete the regulatory approval process sooner and market their products earlier than the Company. New drugs and future developments in improved and/or advanced drug delivery technologies or other therapeutic techniques may provide therapeutic or cost advantages to competing products.

Many brand-name competitors try to prevent, discourage or delay the use of generic equivalents through various measures, including introduction of new branded products, legislative initiatives, changing dosage form or dosing regimen just prior to introduction of a generic equivalent, regulatory processes, filing new patents or patent extensions, litigation, citizens' petitions and negative publicity. In addition, brand name companies sometimes launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time that the first generic product is launched depriving the marketer of that generic product of the exclusivity intended by the Hatch-Waxman Act.

The Company's customers continue to consolidate as chain drug stores, hospitals and hospital systems, wholesalers and group purchasing organizations merge or consolidate. In addition, a number of its customers have instituted source programs limiting the number of suppliers of generic pharmaceutical products carried by that customer. As a result of these developments, heightened competition exists among generic drug producers for the business in this smaller and more selective customer base.

ACTIVE PHARMACEUTICAL INGREDIENTS (API)

The Company develops, manufactures and markets API used worldwide by the generic drug industry. Certain of these ingredients are used in its own pharmaceutical products. The manufacturing of these API occurs primarily in Israel and Germany.

SIGNIFICANT DEVELOPMENTS

Agis Acquisition

As noted above, through the acquisition of Agis, the Company has an established position in the manufacture of API, which has become increasingly important to the Company as a means to be more competitive on pricing of its other product lines and to broaden its growth and profit opportunities.

BUSINESS

API development is focused on the synthesis of less common molecules for the U.S., European and other international markets. The Company puts primary emphasis on products that leverage the Company's competitive edge through its understanding of regulatory issues, patents, chemistry and the ability to produce difficult products.

API customers depend on high quality supply and regulatory support, and as such the Company is focusing on rigorous quality assurance, quality control and regulatory compliance as part of its strategic positioning. The Company's quality system complies with the regulatory requirements of the FDA, European Medicines Agency and the Australian Therapeutic Goods Administration. The Company is regularly inspected by various regulatory authorities and customers.

The Company places high priority on responding to client needs and requirements from project initiation through final production. It offers support throughout the development stage, preparation of Drug Master Files (DMF) and assistance throughout the approval process. The API segment is supported by sales offices in the U.S. and Israel and sales agents in various other countries.

The Company currently manufactures and markets to generic pharmaceutical companies worldwide the following 19 API products:

Ammonium lactate
Cetirizine dihydrochloride
Cilostasol
Clobazam
Donepezil hydrochloride
Fenofibrate
Flumazenil
Fluticasone propionate
Granisetron hydrochloride
Halobetasol
Lamotrigine
Midazolam base
Midazolam maleate
Mometasone furoate
Moxonidine
Pentoxifylline
Terbinafine hydrochloride
Tramadol hydrochloride
Zonisamide

NEW PRODUCT INTRODUCTIONS

The Company launched several new API in fiscal 2005, most notably fluticasone proprionate, lamotrigine and cilostasol.

COMPETITION

The API segment operates in a highly competitive, price sensitive market. Since other manufacturers of API typically do not offer all of the same product lines or serve all of the same markets as the Company's API segment, the segment competes on a product by product basis with a number of different competitors. The Company's API business is subject to increased price competition from other manufacturers of API located mostly in India and Europe. Such competition may result in loss of API clients and/or decreased profitability in this business segment. The Company believes that its regulatory position, market reputation, client relationships and ability to manufacture hard-to-develop API provide it with a competitive advantage in the API market.

OTHER

The Other category includes the operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Both of these segments primarily serve the Israeli market. The Israel Consumer Products segment consists of cosmetics, toiletries and detergents, generally sold under the Company's brand names

Careline(R), Neca(R) and Natural Formula(R). The Israel Pharmaceutical and Diagnostic Products segment includes the marketing and manufacturing of branded prescription drugs under long-term exclusive licenses and the importation of pharmaceutical, diagnostics and other medical products into Israel based on exclusive agreements with the manufacturers. The Company established its position in these activities through the acquisition of Agis. Neither of these operating segments meets the quantitative thresholds required to be a reportable segment.

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

RESEARCH AND DEVELOPMENT

Research and development are key components of the Company's business strategy and are performed in Michigan, New York, South Carolina and Israel. Development for the consumer healthcare markets focuses on products comparable in formulation, quality and effectiveness to existing national brand OTC products and Rx-to-OTC switch products. Topical generic prescription drugs are developed primarily for the U.S. market. Development of API for the global market focuses on products for which raw materials are not sufficiently available. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

The Company spent $38,419, $27,721 and $23,315 for research and development during fiscal 2005, 2004 and 2003, respectively. The Company anticipates that research and development expenditures will be higher than the fiscal 2005 level in the foreseeable future, primarily due to its acquisition of Agis, its entry into the generic pharmaceutical market and its development of internal research and development capabilities.

TRADEMARKS AND PATENTS

The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent or group of trademarks or patents.

SIGNIFICANT CUSTOMER

Wal-Mart accounted for 26% of net sales for fiscal 2005, 28% of net sales for fiscal 2004 and 27% for fiscal 2003. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company's consolidated operating results and financial position. The Company does not anticipate such a change in the foreseeable future. No other customer individually accounted for more than 10% of net sales in any of the last three fiscal years.

MANUFACTURING AND DISTRIBUTION

The Company's primary manufacturing facilities are located in the U.S. and Israel. The Company also has secondary manufacturing facilities located in the U.K., Mexico and Germany. The Company supplements its production capabilities with the purchase of product from outside sources. During fiscal 2005, average capacity utilization was 50% for U.S. facilities and 80% for Israeli facilities. The capacity of some facilities may be fully utilized at certain times due to various reasons, such as the seasonality of the cough/cold/flu season and new product launches. The Company may elect to utilize available capacity by contract manufacturing for national brand companies.

The Company has logistics facilities located in the U.S., Israel, the U.K. and Mexico. Both contract freight and common carriers are used to deliver products.

SEASONALITY

Revenues in the Company's Consumer Healthcare segment are subject to the seasonal demands for cough/cold/flu and allergy products in its second and third fiscal quarters. Historically, the Company's sales of cough/cold/flu products have varied from year to year based in large part on the severity and length of the cough/cold/flu season. Restrictions on the sale of pseudoephedrine containing products are likely to have an adverse impact on sales of the Company's cough/cold/flu and allergy products in fiscal 2006, which may affect the typical seasonal sales patterns of these products. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu products, there can be no assurance that the Company's future sales of those products will necessarily follow historical patterns. Revenues for the Rx Pharmaceuticals and API segments are generally not impacted significantly by seasonal conditions.

MATERIALS SOURCING

Raw materials and packaging components are generally available from multiple suppliers. The Agis acquisition provides the Company the ability to manufacture and supply certain API materials for the Rx Pharmaceuticals segment. Certain components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic and other factors. Supplies of certain raw materials, bulk tablets and components are limited, or are available from one or only a few suppliers. Historically, the Company has been able to react to situations that require alternate sourcing. Should alternate sourcing be required, the nature of the FDA restrictions placed on products approved through the ANDA or NDA process could substantially lengthen the approval process for an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with substantially all of its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to its volume of purchases.

ENVIRONMENTAL

The Company is subject to various environmental laws and regulations. The Company believes that the costs for complying with such laws and regulations will not be material to the business of the Company. The Company does not have any material remediation liabilities outstanding.

SARBANES-OXLEY ACT OF 2002

As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 (the SOX Act). The SOX Act contains a variety of provisions affecting public companies, including but not limited to, corporate governance requirements, the Company's relationship with its auditors, evaluation of its internal disclosure controls and procedures and evaluation of its internal control over financial reporting. See Management's Report on Internal Control over Financial Reporting and Item 9A. Controls and Procedures.

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company's products are subject to regulation by one or more U.S. agencies, including the FDA, the United States Federal Trade Commission (FTC), the Drug Enforcement Administration (DEA) and the Consumer Product Safety Commission (CPSC), as well as several foreign and local agencies in localities in which the Company's products are sold. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines designated by voluntary standard setting organizations, such as the United States Pharmacopoeial Convention, Inc.
(USP) and NSF International (NSF). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

U.S. Food and Drug Administration

The FDA has jurisdiction over the Company's marketing of ANDA, NDA and OTC monograph drug products and marketing of dietary supplements, which are regulated as foods. The FDA's jurisdiction extends to the manufacturing, testing, labeling, packaging, storage and distribution of these products.

OTC and Generic Prescription Pharmaceuticals. The majority of the Company's OTC pharmaceuticals are regulated under the OTC Monograph System and subject to certain FDA regulations. Under the OTC Monograph System, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an ANDA or NDA prior to marketing. The FDA OTC Monograph System includes well-known ingredients and specifies requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC Monograph System must conform to specific quality and labeling requirements; however, these products generally can be developed with fewer regulatory hurdles than those products that require the filing of an ANDA or NDA. It is, in general, less costly to develop and bring to market a product produced under the OTC Monograph System. From time to time, adequate information may become available to the FDA regarding certain drug products that will allow the reclassification of those products as generally recognized as safe and effective and not misbranded and, therefore, no longer requiring the approval of an ANDA or NDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC Monograph System. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products.

The Company also markets generic prescription drugs and other products that have switched from prescription to OTC status. These products require approval by the FDA through its ANDA or NDA processes before they can be commercialized. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing and control issues, bioequivalence and labeling. The ANDA process generally requires less time and expense for FDA approval than the NDA process. For approval of an ANDA, the Company must demonstrate that the product is bioequivalent to a marketed product that has previously been approved by the FDA and that the Company's manufacturing process meets FDA standards. This approval process for an ANDA may require that bioequivalence and/or efficacy studies be performed using a small number of subjects in a controlled clinical environment and for certain topical generic products, full clinical studies. Approval time is generally about sixteen months to four years from the date the ANDA is submitted. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes, if approved by the FDA, can be implemented.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act), a company can obtain a three-year period of marketing exclusivity for a Rx product or a Rx to OTC switch product if the Company does a clinical study that is essential to FDA approval of the OTC form. This exclusivity could prevent other companies from obtaining approval of any other pending applications for the product. Unless the Company establishes relationships with the companies having exclusive marketing rights, or the Company conducts its own clinical trials, the Company's ability to market Rx to OTC switch products and offer its customers products comparable to the national brand products would be delayed until the expiration of the three-year exclusivity granted to the initiating company. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company will obtain the approvals to market Rx or Rx to OTC switch products or, alternatively, that the Company will be able to obtain these products from other manufacturers.

Under the FDA Modernization Act of 1997, a manufacturer may obtain an additional six months (which, under certain circumstances, may be extended to one year) of exclusivity if the innovator conducts pediatric studies on the product. This exclusivity will, in certain instances, delay FDA approval and the sales by the Company of certain products.

If the Company is first to file its ANDA and meets certain requirements relating to the patents owned or licensed by the brand company, the Company may be entitled to a 180-day exclusivity for that product. When a company submits an ANDA, the company is required to include a patent certification to certain patents that cover the innovator product. If the ANDA applicant challenges the validity of the innovator's patent or certifies that its product does not infringe the patent, the product innovator may sue for infringement. The legal action would not result in material damages but could result in the Company being prevented from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action and that action could have the effect of triggering a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months. In addition, if exclusivity is granted to the Company, there can be no assurance that the Company will be able to market the product at the beginning of the exclusivity period or that the exclusivity will not be shared with other generic companies, including authorized generics. Finally, if the Company is not first to file its ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of the Company's product. As a result of events that are outside of the Company's control, it may forfeit its exclusivity.

All facilities where Rx and OTC drugs are manufactured, tested, packed, stored or distributed must comply with FDA cGMPs. All of the Company's ANDA, NDA and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company's facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the products made in that facility, including seizure, injunction or recall.

The Company submits a DMF for active pharmaceutical ingredients to be commercialized in the U.S. Any drug product for which an ANDA is being filed must have a DMF in place with respect to a particular supplier supplying the underlying active pharmaceutical ingredient. The manufacturing facilities are inspected by the FDA to assess cGMP compliance. The manufacturing facilities and production procedures utilized at the manufacturing facilities must meet FDA standards before products may be exported to the U.S. For European markets, the Company submits a European DMF and, where applicable, obtains a certificate of suitability from the European Directorate for the Quality of Medicines.

The Company is also subject to the requirements of the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine (PPA). While certain of the Company's OTC drug products contain pseudoephedrine, which is a common ingredient in decongestant products, the Company's U.S. products contain neither ephedrine nor PPA. See additional discussion regarding pseudoephedrine in the Significant Developments section related to the Consumer Healthcare segment above.

Dietary Supplements. The Dietary Supplement Health and Education Act of 1994 (DSHEA) amended the Federal Food, Drug and Cosmetic Act to, among other things:
(1) define dietary supplements and dietary ingredients, (2) require ingredient and nutrition labeling, (3) permit "structure/function" statements for dietary supplements and (4) permit the display of certain published literature where supplements are sold. Although dietary supplements are regulated as foods, the FDA is prohibited from regulating the dietary ingredients in supplements as food additives. The FDA is generally prohibited from regulating dietary supplements as drugs unless the supplements bear drug or disease claims.

DSHEA requires that the FDA be notified at least 75 days in advance of the introduction of a dietary supplement that contains a dietary ingredient that was neither marketed prior to October 15, 1994 nor is present in the food supply in a form which the food has not been chemically altered. The notification must provide information establishing that the dietary supplement containing the dietary ingredient will reasonably be expected to be safe.

DSHEA provides for specific nutrition labeling requirements for dietary supplements that are slightly different than those for conventional foods. All supplements must bear a "Supplement Facts" box, which must list all of the supplement's dietary ingredients using nomenclature as specified in FDA regulations. DSHEA also permits dietary supplements to bear statements (1) claiming a benefit related to a classical nutrient deficiency disease, provided the prevalence of the disease in the U.S. is disclosed, (2) describing the role of a nutrient or dietary ingredient intended to affect the structure or function in humans, (3) characterizing the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function and (4) describing general well-being from consumption of a nutrient or dietary ingredient.

The Company is subject to a Final Rule published by the FDA clarifying the types of statements permissible in dietary supplement labeling. The statements cannot state expressly or implicitly that a dietary supplement has any effect on a "disease," which the FDA defines in the Final Rule. However, dietary supplements may bear certain statements from several OTC drug monographs (e.g., relief of occasional sleeplessness).

As with foods in general, dietary supplement labeling may include a "health claim," which characterizes the role of a nutrient to a disease or health-related condition. There are three types of health claims: (1) health claims authorized by FDA regulations based on significant scientific agreement among qualified scientific experts, (2) health claims based on an authoritative statement of a scientific body of the U.S. Government or National Academy of Sciences and not objected to by the FDA and (3) "qualified health claims," which are a result of litigation and which may be made with a lower level of substantiation, provided that the FDA does not object to the claims.

The FDA has proposed regulations for cGMP requirements for dietary supplements. Although the Company cannot predict the specific content of the final cGMPs or the timing of issuance, it believes the changes will have minimal impact on its business. Until the final dietary supplement cGMPs are in place, the Company is following the USP manufacturing practice requirements for nutritional supplements in addition to the FDA cGMP requirements for conventional foods.

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

Center for Medicare and Medicaid Services

The Center for Medicare and Medicaid Services (Center) is responsible for enforcing legal requirements governing rebate agreements between the federal government and pharmaceutical manufacturers. Drug manufacturers' agreements with the Center provide that the drug manufacturer will remit to each state Medicaid agency, on a quarterly basis, the following rebates: for generic drugs marketed under ANDAs covered by a state Medicaid program, manufacturers are required to rebate 11% of the average manufacturer price (net of cash discounts and certain other reductions); for products marketed under NDAs, manufacturers are required to rebate the greater of 15.1% of the average manufacturer price (net of cash discounts and certain other reductions) or the difference between such average manufacturer price and the best price during a specified period. An additional rebate for products marketed under NDAs is payable if the average manufacturer price increases at a rate higher than inflation. The Company has such a rebate agreement in effect with the federal government. Federal and/or state governments have and are expected to continue to enact measures aimed at reducing the cost of drugs to the public, including the enactment, in December 2003, of Medicare legislation that expands the scope of Medicare coverage for drugs over the next two years. Management cannot predict the nature of such measures or their impact on its profitability. Various states have in recent years adopted supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates that cover patient populations that are not otherwise included in the traditional Medicaid drug benefit coverage. These supplemental rebate programs are generally designed to mimic the federal drug rebate program in terms of how the manufacturer rebates are calculated, e.g., as a percentage of average manufacturer price. While some of these supplemental rebate programs are significant in size, they are insignificant in the aggregate compared to quarterly Medicaid drug rebate obligations.

Consumer Product Safety Commission

Under the Poison Prevention Packaging Act, the CPSC has authority to designate that dietary supplements and pharmaceuticals require child resistant closures to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring iron-containing dietary supplements and numerous pharmaceuticals to have these closures and established rules for testing the effectiveness of child resistant closures and for ensuring senior adult effectiveness.

United States Federal Trade Commission

The FTC exercises primary jurisdiction over the advertising and other promotional practices of marketers of dietary supplements and OTC pharmaceuticals and often works with the FDA regarding these practices. The FTC considers whether a product's claims are substantiated, truthful and not misleading.

State Regulation

All states regulate foods and drugs under laws that generally parallel federal statutes. The Company is also subject to other state consumer health and safety regulations which could have a potential impact on the Company's business if the Company is ever found to be non-compliant. Additionally, logistics facilities that distribute generic prescription drugs are required to be registered within each state. License requirements and fees vary by state.

United States Pharmacopoeial Convention

The USP is a non-governmental, voluntary standard-setting organization. Its drug monographs and standards are incorporated by reference into the Federal Food, Drug and Cosmetic Act as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most Rx and OTC pharmaceuticals and many nutritional supplements. The FDA typically requires USP compliance as part of cGMP compliance.

NSF International

NSF is an independent, not-for-profit, non-governmental organization providing risk management services for public health and safety. Its services include standards development, product certification, safety audits, management systems registration and education programs. NSF is accredited by the American National Standards Institute, the Occupational Safety and Health Administration and the Standard Council of Canada. These accreditations attest to the competency of services provided by NSF and compliance with established national and international standards for third-party certification.

The NSF Good Manufacturing Practices Dietary Supplement Program enables manufacturers to become independently registered by NSF as conforming to guidelines that provide a system of processes, procedures and documentation to assure the product produced has the strength, composition, quality and purity represented on the product label. The Company's nutritional facility has earned NSF GMP registration and also has approximately 100 store brand products certified under NSF/ANSI Standard 173 for dietary supplement products.

Foreign Regulation

The Company manufactures, packages and distributes OTC pharmaceuticals and nutritional products in the U.K. and provides contract manufacturing and packaging services for major pharmaceutical and healthcare companies in the U.K. and for export to markets outside the U.K. The manufacturing, processing, formulation, packaging, testing, labeling, advertising and sale of these products are subject to regulation by one or more U.K. agencies, including the Medicines and Healthcare Products Regulatory Agency, the Department of Health, the Department of the Environment, Her Majesty's Customs and Excise, the Department of Trade and Industry, the Health and Safety Executive and the Department of Transport.

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

The Company exports OTC pharmaceutical and nutritional products to foreign countries. Government regulations for exporting these products are covered by the FDA and where appropriate, DEA laws, as well as each individual country's requirement for importation of such products. Each country requires approval of these products through a registration process by that country's regulatory agencies. These registrations govern the process, formula, packaging, testing, labeling, advertising and sale of the Company's products and regulate what is required and what may be represented to the public on labeling and promotional material. Approval for the sale of the Company's products by foreign regulatory agencies may be subject to delays.

In Europe and Israel, the manufacture and sale of pharmaceutical products are regulated in a manner similar in many respects to that in the U.S. Legal requirements generally prohibit the handling, manufacture, marketing and importation of any pharmaceutical product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain medical data related to product efficacy and safety, including results of clinical testing and references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or manufactured and marketed other than in accordance with registration conditions. Data exclusivity provisions exist in many countries, including in the European Union, where these provisions were recently extended, although the application is not uniform. Similar provisions may be adopted by additional countries, including Israel, where legislation has been proposed. In general, these exclusivity provisions prevent the approval and/or submission of generic drug applications to the health authorities for a fixed period of time following the first approval of the brand name product in that country. As these exclusivity provisions operate independently of patent exclusivity, they may prevent the submission of generic drug applications for some products even after the patent protection has expired.

CONDITIONS IN ISRAEL

The Company's Israeli operations, which include manufacturing and research and development, are subject to Israeli law. Political, economic and military conditions in Israel directly affect the Company's operations and the Company could be adversely affected by hostilities involving Israel or a significant recession or downturn in the economic or financial condition of Israel. See Risk Factors - Conditions in Israel for further information.

EMPLOYEES

As of June 25, 2005, the Company had 5,848 full-time and temporary employees worldwide, distributed as follows:

          Total Number    Number of Employees Covered by
Country   of Employees   Collective Bargaining Agreements
-------   ------------   --------------------------------
U.S.          3,245                     208
Israel        1,542                     225
U.K.            628                      --
Mexico          360                     170
Germany          73                      67

Item 2. Properties.

The following is a list of the primary facilities owned or leased by the Company and the segment(s) that are generally supported by the facility as of June 25, 2005:

                                    Approx. Square Footage
                         No. of     ----------------------
Location               Facilities       Owned      Leased                       Segments
--------               ----------     ---------   -------                       --------
Michigan                   13         2,000,000        --    Consumer Healthcare, Rx Pharmaceuticals
New York                    5                --   320,000    Consumer Healthcare, Rx Pharmaceuticals
South Carolina              3           200,000   160,000    Consumer Healthcare
Braunton, U.K.              1           230,000        --    Consumer Healthcare
Swadlincote, U.K.           1                --   110,000    Consumer Healthcare
Ramos Arizpe, Mexico        3           170,000    30,000    Consumer Healthcare
Yeruham, Israel             2         1,003,000        --    Rx Pharmaceuticals, Israel Pharmaceuticals and
                                                             Diagnostic Products(1), API, Israel Consumer
                                                             Products(1)
B'nei-Brak, Israel          4                --   107,000    Rx Pharmaceuticals, Israel Pharmaceuticals and
                                                             Diagnostic Products(1), API, Israel Consumer
                                                             Products(1)
Ramat-Hovav, Israel         1           437,000        --    API
Petach-Tikva, Israel        1           216,000        --    Israel Consumer Products(1)
Wiesbaden, Germany          1                --   114,000    API

All of the facilities above provide manufacturing, logistics and offices to support the respective segment and/or location. The Company leases other minor properties for logistics and offices in the U.S., Israel and Mexico. The Company considers all of its properties to be well-maintained and suitable for the intended purpose of the facility.

(1)  Represents operating segment included in Other category

Item 3. Legal Proceedings. (Dollar amounts in thousands)

In August 2004, the Company agreed to settle with the FTC and states' attorneys general offices which had been investigating a 1998 agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. The agreement between Alpharma, Inc. and the Company is no longer in effect. The consent order included payment of $4,750 to resolve all claims by the FTC and state governments as well as certain restrictions on future contractual agreements of this nature. These restrictions are not expected to have a material impact on the Company's future results of operations. The $4,750 charge was recorded in the fourth quarter of fiscal 2004 and paid in the first quarter of fiscal 2005.

In connection with the Alpharma, Inc. agreement and the related FTC settlement in fiscal 2004, the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another, filed on behalf of Company customers (i.e., retailers) and the other consisting of four class action suits filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. While the Company has been defending these claims, it has also participated in settlement negotiations with the plaintiffs. The most recent negotiations lead the Company to believe it may settle all of the lawsuits for a combination of cash payments and product donations, the aggregate value of which the Company anticipates will approximate $4,500. The Company recorded a charge of $4,500 in the fourth quarter of fiscal 2005 as its best estimate of the combined expected cost of the settlements. While the Company believes the estimates are reasonable, the amount of future payments cannot be assured and may be materially different than the recorded charge.

The Company is currently defending numerous individual lawsuits pending in various state and federal courts involving phenylpropanolamine (PPA), an ingredient used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in the U.S. in November 2000 at the request of the FDA. These cases allege that the plaintiff suffered injury, generally some type of stroke, from ingesting PPA-containing products. Many of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

In addition to the foregoing discussion, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, the Company's future results of operations or cash flow could be materially impacted in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2005.

Additional Item. Executive Officers of the Registrant.

The executive officers of the Company and their ages and positions as of August 26, 2005 were:

        Name          Age                       Position
        ----          ---                       --------
Moshe Arkin            53   Vice Chairman of the Board and
                            General Manager, Perrigo Global Generics and API
David T. Gibbons       61   Chairman of the Board, President and
                            Chief Executive Officer
John T. Hendrickson    42   Executive Vice President and
                            General Manager, Perrigo Consumer Healthcare
Refael Lebel           48   Executive Vice President and
                            General Manager, Perrigo Israel
Douglas R. Schrank     57   Executive Vice President and
                            Chief Financial Officer

Mr. Arkin was named Vice Chairman of the Board and General Manager, Perrigo Global Generics and API in March 2005. He was the principal shareholder and Chairman of the Board of Directors of Agis from its establishment in 1983 (and prior to that of its affiliated companies) until it was acquired by the Company in March 2005. He also served as Agis' Chief Executive Officer from its establishment through December 2000 and from that date to March 2005 as its President.

Mr. Gibbons was elected Chairman of the Board in August 2003. He was elected President and Chief Executive Officer in May 2000 and a director of the Company in June 2000.

Mr. Hendrickson was named Executive Vice President and General Manager, Perrigo Consumer Healthcare in August 2003. He served as Executive Vice President of Operations from October 1999 to August 2003. He is Vice Chairman of the Board of Directors of the Consumer Healthcare Products Association and a member of the Associate Board of the National Association of Chain Drug Stores.

Mr. Lebel was named Executive Vice President and General Manager, Perrigo Israel in March 2005. He served as Agis' Chief Executive Officer from August 2003 to March 2005 and was its Vice President and Chief Financial Officer from January 2001 to August 2003 and Finance Manager and Controller from October 1988 to January 2001.

Mr. Schrank was named Executive Vice President and Chief Financial Officer in January 2000.

                                    PART II.
        (Dollar and share amounts in thousands, except per share amounts)

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock was first quoted and began trading on The NASDAQ Stock Market(R) on December 17, 1991 under the symbol PRGO. In association with the acquisition of Agis, the Company's common stock also began trading on the Tel Aviv Stock Exchange on March 16, 2005.

Set forth below are the high and low prices for the Company's common stock as reported on The NASDAQ Stock Market(R) for the last eight quarters:

                               Fiscal Year
                    ---------------------------------
                          2005              2004
                    ---------------   ---------------
NASDAQ               High      Low     High      Low
------              ------   ------   ------   ------
   First Quarter    $21.25   $16.25   $16.74   $12.65
   Second Quarter   $21.76   $16.95   $16.25   $12.32
   Third Quarter    $19.89   $16.06   $20.45   $15.61
   Fourth Quarter   $19.59   $13.86   $24.96   $17.87

The number of record holders of the Company's common stock as of August 26, 2005 was 1,440.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $11,935 and $9,136, or $0.155 and $0.13 per share, during fiscal 2005 and 2004, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

On April 22, 2005, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $30,000. This plan will expire on April 21, 2006. On June 21, 2005, the Company announced the implementation of a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. All common stock repurchased is retired upon purchase.

The table below lists the Company's repurchases of shares of common stock during its most recently completed quarter:

                                                           Total Number of Shares
                                                            Purchased as Part of    Value of Shares
                        Total Number of    Average Price     Publicly Announced      Available for
Fiscal 2005            Shares Purchased   Paid per Share            Plans               Purchase
-----------            ----------------   --------------   ----------------------   ---------------
March 27 to April 30           --                 --                  --                $30,000
May 1 to May 28               142             $15.99                 142                $27,723
May 29 to June 25              41             $15.28                  41                $27,100
Total                         183                                    183                $27,100

The repurchase plan announced on October 29, 2003 expired on April 28, 2005.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. The consolidated statement of income data set forth below with respect to the fiscal years ended June 25, 2005, June 26, 2004 and June 28, 2003 and the consolidated balance sheet data at June 25, 2005 and June 26, 2004 are derived from and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 29, 2002 and June 30, 2001 and the consolidated balance sheet data for the Company at June 28, 2003, June 29, 2002 and June 30, 2001 are derived from audited consolidated financial statements of the Company not included in this report. Certain amounts have been reclassified to conform to the current year presentation. The acquisition of Agis in March 2005 materially impacts the comparability of information contained in this table. See Note B to the consolidated financial statements.

                                                            Fiscal Year
                                      ------------------------------------------------------
                                      2005(1)(2)    2004(1)     2003      2002(3)     2001
                                      ----------   --------   --------   --------   --------
Statement of Income Data
Net sales                             $1,024,098   $898,204   $834,100   $835,063   $763,085
Cost of sales                            763,709    630,240    596,076    608,622    563,194
PPA product discontinuation                   --         --         --         --     17,600
                                      ----------   --------   --------   --------   --------
Gross profit                             260,389    267,964    238,024    226,441    182,291
                                      ----------   --------   --------   --------   --------
Operating expenses
   Distribution                           18,680     15,154     15,563     16,327     15,148
   Research and development               38,419     27,721     23,315     25,689     23,434
   Selling and administration            140,581    122,193    117,096    112,723    106,064
                                      ----------   --------   --------   --------   --------
      Subtotal                           197,680    165,068    155,974    154,739    144,646
                                      ----------   --------   --------   --------   --------
   Write-off of in-process
      research and development           386,800         --         --         --         --
   Restructuring                           6,382         --         --      7,136      2,175
   Goodwill impairment                        --         --         --     11,524         --
   Unusual litigation                         --         --     (3,128)   (27,891)      (995)
                                      ----------   --------   --------   --------   --------
      Total                              590,862    165,068    152,846    145,508    145,826
                                      ----------   --------   --------   --------   --------

Operating income (loss)                 (330,473)   102,896     85,178     80,933     36,465
Interest and other, net                      220     (3,087)    (1,080)    (1,355)    (3,748)
                                      ----------   --------   --------   --------   --------
Income (loss) before income taxes       (330,693)   105,983     86,258     82,288     40,213
Income tax expense                        22,290     25,416     32,210     37,498     15,799
                                      ----------   --------   --------   --------   --------
Net income (loss)                     $ (352,983)  $ 80,567   $ 54,048   $ 44,790   $ 24,414
                                      ==========   ========   ========   ========   ========
Earnings (loss) per share
   Basic                              $    (4.57)  $   1.15   $   0.77   $   0.61   $   0.33
   Diluted                            $    (4.57)  $   1.11   $   0.76   $   0.60   $   0.33
Weighted average shares outstanding
   Basic                                  77,313     70,206     69,746     73,164     73,646
   Diluted                                77,313     72,289     71,158     74,606     74,087
Dividends declared per share          $    0.155   $   0.13   $   0.05         --         --

                                                        For the Year Ended
                                      ------------------------------------------------------
                                       June 25,    June 26,   June 28,   June 29,   June 30,
                                         2005        2004       2003       2002       2001
                                      ----------   --------   --------   --------   --------
Balance Sheet Data
Cash and investment securities        $   34,468   $171,700   $ 93,827   $ 76,824   $ 11,016
Working capital, excluding cash and
   investment securities                 233,797    113,043    118,828    109,993    133,135
Property and equipment, net              323,801    227,641    218,778    211,044    212,087
Goodwill                                 150,293     35,919     35,919     35,919     47,195
Other intangible assets                  147,967      4,163        150        150         --
Total assets                           1,704,976    759,094    643,970    601,375    582,536
Long-term debt                           656,128         --         --         --         --
Shareholders' equity                     590,837    536,232    448,424    418,162    387,367

(1)  See Item 7 for Management's discussion of results of operations.

(2) Includes the results of operations for Agis for the three months ended May 31, 2005.

(3) Includes unusual litigation income related to settlement agreements with certain defendants of a civil antitrust lawsuit. Includes a charge for goodwill impairment and restructuring related to operations in Mexico.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Agis Acquisition

On March 17, 2005, the Company acquired all of the outstanding shares of Agis Industries (1983) Ltd. (Agis), an Israeli public company with sales of approximately $405,000 for the twelve months ended December 31, 2004. Agis is primarily a developer and manufacturer of specialized generic pharmaceuticals and API. Agis has operations in the U.S., Israel and Germany. As a result of the Agis acquisition, the Company's shares are now traded on the Tel Aviv Stock Exchange, in addition to the NASDAQ Stock Market(R), under the symbol PRGO.

The result of the acquisition is a global company with broader capabilities to grow in the global healthcare markets. The combined company offers numerous strategic and financial benefits, including a platform for growth in generic pharmaceuticals, an established position in API, an enhanced store brand OTC topical products portfolio and expanded manufacturing and research and development capabilities. Redundant products are limited, therefore complementary products will benefit from access to established marketing channels, sophisticated logistics management, an expanded customer base and sales force and through cross promotional opportunities.

The Company faces several new challenges with its participation in the generic prescription drug markets. This industry is experiencing a number of changes that have contributed to an increasingly challenging operating environment. A period of high growth, beginning in the mid-1990's, has been followed by industry-wide pricing pressure and lower growth rates. Price competition is largely the result of growing global manufacturing capacity, emerging low-cost competition from Asian suppliers, the impact of authorized generics and an increasing number of competitive products. These competitive trends relate to the markets for numerous individual products, creating an environment where a low-cost supply position is a necessity.

Segments

The Company has realigned its segment reporting following the acquisition of Agis. The Company now has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API along with an Other category. Prior year's segment information has been restated to conform to the current year presentation.

The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products worldwide. The Rx Pharmaceuticals segment supports the development and sale of prescription drug products. The API segment supports the development and manufacturing of API products in Israel and Germany, with sales to customers worldwide. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments. See Note N to the Company's consolidated financial statements for additional segment and geographic information.

Significant Factors Impacting Earnings

The following factors negatively impacted earnings in fiscal 2005, some of which may impact future operations:

The Company recorded the following charges related to accounting for the purchase of Agis: $386,800 for the write-off of in-process research and development acquired in the acquisition, $23,392 for the write-off of the step-up in the value of inventory acquired, $5,560 for integration expenses and $2,391 for the amortization of intangible assets acquired.

The Company recorded a charge of $8,300 as the Company initiated a retail-level recall of all lots of loratadine syrup, a liquid antihistamine indicated for the relief of symptoms due to hay fever or other upper respiratory allergies. The Company recorded a charge of $2,000 as the Company initiated a retail-level recall of all lots of infants' drops.

The Company recorded a restructuring charge of $6,382 in its Consumer Healthcare segment to streamline operating activities as a result of the Agis acquisition.

The Company recorded a charge of $4,500 for estimated costs of anticipated settlements of class action lawsuits stemming from the 1998 agreement with Alpharma, Inc. related to children's ibuprofen suspension.

Products containing pseudoephedrine are the subject of recent legislation and retailer actions restricting consumer access to products. Sales of these products were $8,000 lower than last year. The Company recorded a charge of $3,200 as an estimate of the cost of inventory at risk on hand at June 25, 2005 due to the uncertainty surrounding these changes in the marketplace. Based on recent events in the retail market, legislative actions and resulting lost sales, the adverse impact on the Company's results of operations for fiscal 2006 will be significant. For further discussion, see Item 1. Business - Consumer Healthcare.

Additionally, the Consumer Healthcare segment faced a challenging cough/cold/flu season. While in total the season was average, its peak was late, causing soft purchasing by retailers hesitant to replenish inventory that might not sell through until the next season. Tough competition in the gastrointestinal category from Prilosec(R) OTC also resulted in lower than expected revenues.

Cash Flows and Newly Acquired Debt

The Company paid approximately $832,000 to purchase Agis, half of which was paid in cash. The Company issued 21,945 shares of common stock to settle the remaining half of the purchase price. Consequently, the Company expended a significant portion of its excess cash reserves and investments and incurred approximately $215,000 of long-term net debt. While the Company's overall cash balance was significantly reduced during 2005 because of the acquisition, the Company generated net operating cash flows of $77,644. Cash flows from operations and available credit are expected to fund the Company's future cash needs.

Dividend Increase and Share Repurchase Program

In recognition of the Company's financial strength and future prospects, the Board of Directors has continued to approve the payment of dividends to its shareholders. The Company paid $11,935 in fiscal 2005 for dividends, an increase of 31% over fiscal 2004.

The Company's board of directors authorized the repurchase of up to $30,000 of common stock over the next 12 months. The Company expects to exhaust this program during fiscal 2006 to reduce dilution in comparative financial information.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income expressed as a percent to net sales:

                                           Fiscal Year
                                      ---------------------
                                       2005    2004    2003
                                      -----   -----   -----
                                        %       %       %
Net sales                             100.0   100.0   100.0
Cost of sales                          74.6    70.2    71.5
                                      -----   -----   -----
Gross profit                           25.4    29.8    28.5
                                      -----   -----   -----
Operating expenses
   Distribution                         1.8     1.7     1.9
   Research and development             3.8     3.1     2.8
   Selling and administration          13.7    13.6    13.9
                                      -----   -----   -----
         Subtotal                      19.3    18.4    18.6
                                      -----   -----   -----
   Write-off of in-process research
      and development                  37.8      --      --
   Restructuring                        0.6      --      --
   Unusual litigation                    --      --    (0.4)
                                      -----   -----   -----
         Total                         57.7    18.4    18.2
                                      -----   -----   -----
Operating income (loss)               (32.3)   11.4    10.3
Interest and other, net                (0.0)   (0.3)   (0.1)
                                      -----   -----   -----
Income (loss) before income taxes     (32.3)   11.7    10.4
Income tax expense                      2.2     2.8     3.9
                                      -----   -----   -----
Net income (loss)                     (34.5)    8.9     6.5
                                      =====   =====   =====

CONSUMER HEALTHCARE

                                 Fiscal Year
                       ------------------------------
                         2005       2004       2003
                       --------   --------   --------
Net sales              $933,280   $898,204   $834,100
Gross profit           $248,369   $267,964   $238,024
Gross profit %             26.6%      29.8%      28.5%

Operating expenses     $161,799   $160,107   $152,846
Operating expenses %       17.3%      17.8%      18.3%

Operating income       $ 86,570   $107,857   $ 85,178
Operating income %          9.3%      12.0%      10.2%

Net Sales

Fiscal 2005 net sales increased 4% or $35,076 compared to fiscal 2004. New product acquisitions related to the Agis acquisition were approximately $20,000 of the incremental sales growth. Existing product growth was approximately $22,000 of the sales increase, primarily due to vitamin products and a full year of Perrigo U.K. Limited sales, which was acquired in December 2003. Other new products launched or acquired in the smoking cessation, feminine hygiene and footcare categories resulted in approximately $16,000 in sales. These increases were partially offset by sales returns of approximately $6,300 related to the recall of loratadine syrup; a decline in sales of a starch blocker product introduced in the first quarter of fiscal 2004; and a decrease in volume and price related to sales of cough and cold, analgesic and gastrointestinal products.

Fiscal 2004 net sales increased 8% or $64,104 compared to fiscal 2003. Net sales increased approximately $59,000 due to sales of significant new products containing loratadine and a starch blocker and $16,000 of sales from Perrigo U.K. Limited, as well as higher unit sales of analgesic products. The increase was partially offset by lower unit sales of existing vitamin products and antacid products and a reduction of $12,000 in sales of products that required an outsourced gelatin coating process that was discontinued by the supplier.

Gross Profit

Fiscal 2005 gross profit decreased 7% or $19,595 compared to fiscal 2004. The decrease in gross profit was primarily due to fixed costs applied over lower than planned production levels, sales returns and costs of disposal for the loratadine syrup product recall of approximately $8,300,charges of $3,200 for pseudoephedrine-related inventory obsolescence and $2,000 for the infants' drops product recall, as well as other inventory obsolescence expenses. Approximately half of the decrease in the gross profit percentage was related to low production volumes, one-quarter for costs associated with the product recalls and one-quarter for costs associated with inventory obsolescence.

Fiscal 2004 gross profit increased 13% or $29,940 compared to fiscal 2003, primarily due to increased sales volume from new products, more efficient operations and lower inventory obsolescence expenses. The increase in gross profit percent was primarily due to improved operating efficiencies resulting from the Company's decision to increase production and inventory levels in the fourth quarter of fiscal 2004 in anticipation of the fiscal 2005 cough/cold/flu season. Approximately one-quarter of the gross profit percent increase was due to lower inventory obsolescence expenses.

Operating Expenses

Fiscal 2005 operating expenses increased 1% or $1,692 compared to fiscal 2004. The increase was primarily due to a restructuring charge of $6,382 and a charge of $4,500 for estimated settlements related to class action lawsuits. These charges were largely offset by a reduction in the allowance for product liability claims and a decrease in employee bonuses.

In connection with the acquisition of Agis, the Company reviewed its Consumer Healthcare segment's operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The implementation of the plan began on March 24, 2005 and is expected to be completed in its entirety by March 2006. Certain assets related to the streamlining of operations were written down to their fair value resulting in an impairment charge of $3,232. Fair value was determined using discounted future cash flows. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded a charge for employee termination benefits of $3,150. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statement of income for fiscal 2005. As of June 25, 2005, $998 had been paid primarily for employee termination benefits.

Fiscal 2004 operating expenses increased 5% or $7,261 compared to fiscal 2003. The increase was primarily due to the FTC settlement agreement, costs associated with the acquisition of Perrigo U.K. Limited, higher costs related to wages, benefits and insurance partially offset by a reduction in bad debt expense and the settlement of a large customer's 2002 bankruptcy. Operating expenses were favorably impacted by unusual litigation income of $3,128 in the first quarter of fiscal 2003.

RX PHARMACEUTICALS

                           Fiscal Year
                       -------------------
                         2005        2004
                       --------    -------
Net sales              $ 32,565         --
Gross profit           $  6,820         --
Gross profit %             20.9%        --

Operating expenses     $ 17,512    $ 4,961
Operating expenses %       53.8%        --

Operating loss         $(10,692)   $(4,961)
Operating loss %          (32.8)%       --

Net Sales and Gross Profit

The Company established the Rx Pharmaceuticals segment in fiscal 2004 in connection with its initiative to grow by entering the generic prescription drug market. Net sales and gross profit for fiscal 2005 resulted primarily from product acquisitions related to the Agis acquisition. Gross profit includes charges of $5,546 for the write-off of the step-up in the value of inventory and $1,596 for amortization of product related intangible assets acquired by purchasing Agis.

Operating Expenses

Fiscal 2005 operating expenses increased $12,551. Approximately three-fourths of the increase was from the fourth quarter results of the newly acquired Agis business. Including Agis spending, research and development spending in this segment increased approximately $6,000 from fiscal 2004.

ADDITIONAL INFORMATION

                                              Unallocated
Fiscal Year 2005          API       Other       Expenses
---------------------   -------    -------    -----------
Net sales               $23,412    $34,841            --
Gross profit (loss)     $(2,379)   $ 7,579            --
Gross profit (loss) %     (10.2)%     21.8%           --

Operating expenses      $ 4,785    $12,169     $ 394,597
Operating expenses %       20.4%      34.9%           --

Operating loss          $(7,164)   $(4,590)    $(394,597)
Operating loss %          (30.6)%    (13.2)%          --

Three new operating segments were established as a result of the Agis acquisition. The API segment is a reportable segment. The remaining two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, which are included in the Other category, do not meet the quantitative thresholds required to be separately reportable. Gross profit of the API segment and Other category include charges of $12,542 and $4,407, respectively, for the write-off of the step-up in the value of inventory acquired by purchasing Agis. All results for API and Other included in the above table occurred during the fourth quarter of fiscal 2005.

Unallocated expenses are comprised of the $386,800 charge for the one-time write-off of in-process research and development, $5,560 for expenses related to the integration of the Agis acquisition and, as a result of the realignment of segments, unallocated corporate expenses. The valuation of in-process research and development related to numerous ongoing projects which were assigned fair values by discounting forecasted cash flows directly related to the products expecting to result from the subject research and development. Assumptions used in the valuation included a discount rate of 17.5% and commencement of net cash inflows that varied between one and ten years depending on the project. As of the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses and therefore must be expensed as of the acquisition date. The acquired in-process technology related to the development of generic prescription drug products and API. The Company estimates that additional costs related to efforts necessary to develop the acquired, incomplete technology into commercially viable products could be as much as or more than $70,000 over the next 10 years. If the Company is unable to develop commercially viable products or obtain FDA approval as required, the Company's future revenues and net income will be adversely impacted.

INTEREST AND OTHER (CONSOLIDATED)

Fiscal 2005 interest expense was $1,976 compared to interest income of $1,018 for fiscal 2004. Interest expense in fiscal 2005 compared to fiscal 2004 increased due to debt incurred with the financing of the Agis acquisition. Other income was $1,756 for fiscal 2005 compared to $2,069 for fiscal 2004.

Fiscal 2004 interest income was $1,018 compared to interest expense of $861 for fiscal 2003. Interest income in fiscal 2004 compared to fiscal 2003 increased due to higher levels of invested cash in fiscal 2004. Other income was $2,069 for fiscal 2004 compared to $1,941 for fiscal 2003.

INCOME TAXES (CONSOLIDATED)

The effective tax rate was 6.7%, 24.0% and 37.3% for fiscal 2005, 2004 and 2003, respectively. The calculated effective tax rate for fiscal 2005 was impacted by the non-deductible charge to earnings of $386,800 for the write-off of in-process research and development related to the Agis acquisition. See Note K for the Company's effective tax rate reconciliation.

The effective rate for fiscal 2004 was favorably impacted when the Company was notified by the Internal Revenue Service (IRS) that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 in the second quarter of fiscal 2004, reducing its income tax accrual associated with these audits.

In August 2005, the Company was notified by the IRS that it has resolved all tax years through fiscal 2004. Additionally, the Israeli Tax Authority has completed its audit cycle for all tax years through calendar 2002. No adjustment will be necessary to the income statement in fiscal 2006 as a result of these notifications. The Company believes it has appropriately accrued for probable Federal and Israeli income tax exposures for all tax years that remain open.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and investment securities decreased $137,232 to $34,468 at June 25, 2005 from $171,700 at June 26, 2004. Working capital decreased $16,478 to $268,265 at June 25, 2005 from $284,743 at June 26, 2004.

Net cash provided by operating activities decreased $40,883 or 34% to $77,644 for fiscal 2005 compared to $118,527 for fiscal 2004, primarily due to a decrease in net income of $433,550, which includes the write-off of in-process research and development of $386,800 and the step-up in value of inventory related to the acquisition of Agis of $23,392. Expenses incurred directly by Agis related to acquisition activities and payment of employee bonuses for fiscal 2004 also decreased operating cash flows, partially offset by a reduction in overall inventory levels in fiscal 2005.

Net cash for investing activities increased $526,839 or 430% to $649,418 for fiscal 2005 compared to $122,579 for fiscal 2004, primarily due to the $400,000 restricted cash balance described under Credit Facilities related to the Agis acquisition. A dividend of $12,574 to the Agis shareholders was declared and accrued prior to the acquisition and paid after the closing date. Capital expenditures for property and equipment for fiscal 2005 of $26,824 were for normal equipment replacement and productivity enhancements. Capital expenditures for fiscal 2006 are expected to be $45,000 to $50,000. The increase in expected capital expenditures is primarily due to the acquisition of Agis.

Net cash from financing activities increased $581,707 to $583,187 for fiscal 2005 compared to $1,480 for fiscal 2004. The increase was primarily due to $400,000 incurred related to the letter of undertaking described under Credit Facilities, with the remaining increase primarily due to borrowings of long-term debt incurred to finance the Agis acquisition.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions and are funded by available cash or borrowings. On April 22, 2005, the Board of Directors approved a plan to repurchase additional shares of common stock with a value of up to $30,000. This plan will expire on April 26, 2006. On June 21, 2005, the Company announced the implementation of a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. All common stock repurchased is retired upon purchase.

For fiscal 2005, the Company repurchased 190 shares of common stock for $3,021. For fiscal 2004, the Company repurchased 200 shares of common stock for $2,766. In connection with the acquisition of Agis, approximately $574 of non-qualified options were granted in exchange for Agis options outstanding at the closing date and $4,000 of restricted shares were granted to Agis employees. Additionally, restricted shares valued at $3,765 were granted to certain other employees and directors during fiscal 2005.

The Company paid dividends of $11,935, $9,136 and $3,484, or $0.155, $0.13 and $0.05 per share, during fiscal 2005, 2004 and 2003, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Dividends paid for the years ended June 25, 2005 and June 26, 2004 are as follows:

                                                            Dividend
Declaration Date      Record Date            Payable        Declared
----------------      -----------            -------        --------
Fiscal 2005
April 22, 2005     May 27, 2005        June 21, 2005         $0.040
February 4, 2005   February 25, 2005   March 22, 2005        $0.040
October 29, 2004   November 26, 2004   December 21, 2004     $0.040
August 6, 2004     August 27, 2004     September 21, 2004    $0.035

Fiscal 2004
April 30, 2004     May 28, 2004        June 22, 2004         $0.035
January 30, 2004   February 27, 2004   March 23, 2004        $0.035
October 28, 2003   November 28, 2003   December 23, 2003     $0.035
August 7, 2003     August 29, 2003     September 23, 2003    $0.025

CREDIT FACILITIES

The Company had long-term debt, less current maturities, of $656,128 at June 25, 2005. The Company has approximately $135,000 available from its primary sources of credit described below. The Company's need for cash includes support of seasonal working capital demands, investment in capital assets, dividend payments, repurchases of common stock, interest payments and acquisition opportunities. Cash, cash equivalents, investment securities, cash flows from operations and borrowings available under its credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the credit agreement. Both loans bear an interest rate of Alternative Base Rate or LIBOR plus an applicable margin determined by the Company's leverage ratio over the trailing four quarters. Actual rates for the period ranged from 3.3425% to 3.8875%. Additionally, the credit agreement provides for a short term swingline loan with a maximum commitment of $25,000 with a negotiable rate of interest which was 3.635% as of June 25, 2005.

The obligations under the credit agreement are guarantied by certain subsidiaries of the Company and the Company will guaranty obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans is March 16, 2010. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes and Depreciation (EBITDA) ratios. The Company was in compliance with all loan covenants as of June 25, 2005.

During the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments. These interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest. The Company does not use derivative financial instruments for trading purposes.

The interest rate swap agreements fix the interest rate at 4.77% on an initial notional amount of principle of $50,000 on the revolving loan and $100,000 on the term loan. The interest rate swap agreements expire on March 16,

2010. Changes in the fair value of the swap agreement, net of tax, are reported as a component of other comprehensive income for fiscal 2005.

The counterparty to the interest rate swap agreement is a commercial bank that has other financing relationships with the Company. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, the Company does not anticipate nonperformance and a material loss would not be expected from such nonperformance.

Additionally, on March 16, 2005, the Company's Israel holding company subsidiary entered into a letter of undertaking to obtain a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The lender may demand prepayment or the Company may prepay the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to deposit $400,000 in an uninsured account with the lender as security for the loan. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest earned until the loan has been paid in full or with consent from the bank. Earned interest is released to the Company on each interest payment date so long as all interest due on the loan has been paid by the Company.

The Company's Israel subsidiary, acquired in connection with the Company's acquisition of Agis, has a debenture for $41,128 with a fixed interest rate of 5.6%. The principal of the loan is linked to the increase in the Israel consumer price index (CPI) and is payable in three annual installments beginning in 2007. Prior to the acquisition, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. The subsidiary also entered into a fair value hedge in the notional amount of approximately $7,500 to protect against extreme changes in LIBOR. The Company provided a guaranty of the debenture on May 29, 2005.

The Company's Germany subsidiary has a bank loan for $8,652 which bears interest at Euribor plus 1.35%. The loan is due in November 2005 and is guarantied by the Company's Israel subsidiary.

The Company's U.K. subsidiary has a short-term, unsecured debt with a bank of $2,188 which is supported by a Company guaranty. Interest rates are established at the time of borrowing based on the Bank of England's base rate plus 0.7%.

The Company's Mexico subsidiary has short-term, unsecured debt with two banks for $4,307 which bears interest at 11.8% and is supported by a Company guaranty.

The Company's Israel subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for $460, not to exceed 50% of the joint venture's debt.

CONTRACTUAL OBLIGATIONS

The Company's enforceable and legally binding obligations as of June 25, 2005 are set forth in the following table. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table.

                              Payment Due by Period

                                    2006     2007-2008   2009-2010   After 2010     Total
                                  --------   ---------   ---------   ----------   --------
Operating leases (a)              $  7,066    $ 9,791     $  5,214    $  9,097    $ 31,168
Purchase obligations (b)           138,678      6,409        4,092       4,064     153,243
Long-term debt (c)                  13,589     52,933      248,455     402,354     717,331
Other non-current contractual
   liabilities reflected on the
   consolidated balance sheet
      Deferred compensation
         and benefits (d)               --         --           --      27,548      27,548
      Supply agreement (e)           1,000      2,000        2,000          --       5,000
      Other                            717      1,916        1,021       1,507       5,161
                                  --------    -------     --------    --------    --------
Total                             $161,050    $73,049     $260,782    $444,570    $939,451
                                  ========    =======     ========    ========    ========

(a) Used in normal course of business principally for warehouse facilities and computer equipment.

(b)  Consists of commitments for both materials and services.

(c) Long-term debt includes interest payments, net of interest received on restricted cash deposit, which were calculated using the effective interest rate at June 25, 2005.

(d) Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, $22,751 has been funded by the Company and is recorded in other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

(e) Consists of payments related to a supply agreement for a generic prescription drug product.

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

Revenue Recognition and Customer Programs - The Company records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board (FOB) destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A provision is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. A liability is recorded as revenues are recognized for estimated customer program liabilities, as discussed below.

The Company maintains accruals for customer programs that consist primarily of chargebacks, rebates and shelf stock adjustments.

A chargeback relates to an agreement the Company has with a wholesaler, pharmaceutical buying group or retail customer that will ultimately purchase product from a wholesaler for a contracted price that is different than the Company's price to the wholesaler. The wholesaler will issue an invoice to the Company for the difference in the contract prices. The accrual for chargebacks is based on historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by wholesalers to retailers.

Rebates are payments issued to the customer when certain criteria are met which may include specific levels of product purchases, introduction of new products or other objectives. The accrual for rebates is based on contractual agreements and estimated purchasing levels by customers with such programs. Medicaid rebates are payments made to states for pharmaceutical products covered by the program. The accrual for Medicaid rebates is based on historical trends of rebates paid and current period sales activity.

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

Changes in these estimates and assumptions related to customer programs may result in additional accruals. The accrual for customer programs was $41,666 and $13,212 at June 25, 2005 and June 26, 2004, respectively. The significant increase in fiscal 2005 was primarily due to the acquisition of Agis.

The following table summarizes activity for the fiscal years ended June 25, 2005, June 26, 2004 and June 28, 2003 in the balance sheet for accounts receivable allowances and customer program accruals:

                                                      Fiscal Year
                                            ------------------------------
                                              2005       2004       2003
                                            --------   --------   --------
ACCOUNTS RECEIVABLE ALLOWANCES,
excluding allowance for doubtful accounts
Balance, beginning of period                $  3,691   $  3,840   $  4,354
   Acquisition of Agis                         5,038         --         --
   Provision recorded                          6,631         --        129
   Credits processed                          (4,957)      (149)      (643)
                                            --------   --------   --------
Balance, end of the period                  $ 10,403   $  3,691   $  3,840
                                            ========   ========   ========
CUSTOMER PROGRAM ACCRUALS
Balance, beginning of period                $ 13,212   $ 10,729   $ 10,351
   Acquisition of Agis                        20,488         --         --
   Provision recorded                         49,612     30,316     31,543
   Credits processed                         (41,646)   (27,833)   (31,165)
                                            --------   --------   --------
Balance, end of the period                  $ 41,666   $ 13,212   $ 10,729
                                            ========   ========   ========

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $10,370 at June 25, 2005 and $8,296 at June 26, 2004.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $34,028 at June 25, 2005 and $22,888 at June 26, 2004.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing is performed in the second quarter of the fiscal year and resulted in no impairment charge for fiscal 2005. Goodwill was $150,293 at June 25, 2005 and $35,919 at June 26, 2004.

Other Intangible Assets - Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are related to the acquisition of Agis and are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets were $147,967 at June 25, 2005 and $4,163 at June 26, 2004.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $1,930 at June 25, 2005 and $3,876 at June 26, 2004. The accrual for workers' compensation claims was $2,472 at June 25, 2005 and $2,458 at June 26, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks due to changes in currency exchange rates and interest rates.

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense on borrowings used to finance the Agis acquisition and working capital requirements. As of June 25, 2005, the Company had invested cash, cash equivalents and investment securities of approximately $34,468 and short and long-term debt, net of restricted cash, of approximately $281,473.

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure, particularly related to the management of interest rate risk. Because of the use of certain derivative financial instruments, the Company believes that a significant fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

The Company has operations in the U.K., Israel, Germany and Mexico. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. Significant currency fluctuations could adversely impact foreign revenues; however, the Company cannot predict future changes in foreign currency exposure.

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

RISK FACTORS

Fluctuation in Quarterly Results

The Company's quarterly operating results depend on a variety of factors including, but not limited to, the severity, length and timing of the cough/cold/flu season, the timing of new product approvals and introductions by the Company and its competitors, price competition, the magnitude and timing of research and development investments, changes in the levels of inventories maintained by the Company's customers and the timing of retailer promotional programs. Restrictions on the sale of pseudoephedrine containing products are likely to have an adverse impact on sales of the Company's cough/cold/flu and allergy products in fiscal 2006, which may affect the typical seasonal sales patterns of these products. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

Pseudoephedrine - Retail Sales Controls

Many states have enacted or are considering enacting legislation in reaction to concerns over the use of certain products in the production of methamphetamine, an illegal drug. Because of this legislation, certain products containing pseudoephedrine will be removed from the retail shelf to a more controlled position of sale behind the pharmacy counter of a retailer or may no longer be available for sale. Additionally, such legislation can require special product packaging, enhanced recordkeeping and limits on the amount of product a consumer may purchase. Similar legislation is also pending in Congress to increase the control of pseudoephedrine-based products and establish nationwide regulatory guidelines.

Recently, two of the Company's largest customers in the mass merchandise and drug store chain class of trade have announced they will move products containing pseudoephedrine behind pharmacy counters and/or discontinue certain products altogether on a nationwide basis regardless of individual state regulations. For many of these products, reformulation is underway to substitute pseudoephedrine with phenylephrine, an ingredient that cannot be used in the production of methamphetamine. The Company has launched certain substitute products. Other phenylephrine products are in various stages of development. Substitute products will become more available over time as new national brand products are marketed and as development is completed. Accordingly, these products will be phased in for sales to customers over the next several fiscal quarters. The Company cannot predict if all pseudoephedrine-containing products can be successfully reformulated with phenylephrine or if consumers will accept phenylephrine as an adequate substitute for pseudoephedrine.

In a review of its inventory position at June 25, 2005, the Company recorded a charge in the fourth quarter of approximately $3,200 for expected inventory obsolescence resulting from the uncertainty surrounding this situation.

Products containing pseudoephedrine generated approximately $182,000 of the Company's revenues in fiscal 2005. Sales for fiscal 2006 are expected to be $110,000 to $120,000. Based on recent events in the retail market, legislative actions and the resulting lost sales, management believes that these issues will have a significant adverse effect on the Company's results of operations in fiscal 2006.

Product Issues - Effect of Misuse and Publicity

The Company's products are safe and effective when used in accordance with label directions. However, certain products contain ingredients that can be, and in some cases are, used for improper purposes. As previously discussed, pseudoephedrine is one of these ingredients, but others exist, such as dextromethorphan. Increasingly, various efforts are employed by federal and state governments in an effort to curb this misuse, including the consideration of additional legislation or regulation that may result in further restrictive requirements for the manufacture or sale of products containing these ingredients. The Company cannot predict if or when any additional legislation or regulation will be approved. If this type of additional legislation or regulation is approved, it could have an adverse impact on the Company's results of operations.

A broad class of pain relievers known as non-steroidal anti-inflammatory drugs (NSAID), such as ibuprofen, naproxen and others, has come under scrutiny by the FDA. The FDA has requested manufacturers of NSAID provide labeling which contains a warning that the long-term, continuous use of these products may increase a consumer's cardiovascular risk. The Company will comply with the request, but cannot predict if this warning will adversely impact the future sales of these products or the Company's results of operations.

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

Manufacturing Facilities

The Company's U.S. operations are concentrated in Allegan, Michigan; Greenville, South Carolina and the Bronx, New York. Approximately 78% of the Company's pro forma revenues are related to these manufacturing facilities. The Company has concentrated manufacturing facilities in Israel which comprise approximately 12% of the Company's pro forma revenues. A significant disruption at any of these facilities could impair the Company's ability to develop, produce and ship products on a timely basis, which could have a material adverse effect on the Company's business, financial position and operating results.

Regulatory Environment

Several U.S. and foreign agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising and sale of the Company's products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standard organizations. Should the Company fail to adequately conform to these regulations and guidelines, there may be a significant adverse impact on the operating results of the Company. In particular, packaging or labeling changes mandated by the FDA can have a material adverse impact on the results of operations of the Company. Required changes could be related to safety or effectiveness issues. With specific regard to safety, there have been instances within the Company's product categories in which evidence of product tampering has occurred resulting in a costly product recall. The Company believes that it has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded. See Item 1. Business - Government Regulation.

In addition, the FDA's policy regarding the award of a 180-day market exclusivity period to generic manufacturers who successfully challenge patents relating to specific products continues to be the subject of extensive litigation in the U.S. The FDA's current interpretation of the Hatch-Waxman Act is to award 180 days of exclusivity to the first generic manufacturer who files a successful Paragraph IV certification under the Hatch-Waxman Act challenging the patent of the branded product, regardless of whether the manufacturer was sued for patent infringement. Although the FDA's interpretation may benefit some of the products in the Company's pipeline, it may adversely affect others. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides that the 180-day market exclusivity period provided under the Hatch-Waxman Act is triggered by the commercial marketing of the product. However, the Medicare Prescription Drug Act also contains forfeiture provisions which, if met, will deprive the first Paragraph IV filer of exclusivity. Additionally, the manufacturer of the branded product may launch a generic version of its own drug, known as an authorized generic. Under certain circumstances, the Company may not be able to fully exploit its 180-day exclusivity period resulting from it being the first filer.

Store Brand Product Growth

The future growth of domestic store brand products will be influenced by general economic conditions, which can influence consumers to switch to store brand products, consumer perception and acceptance of the quality of the products available, the development of new products and/or product delivery forms, the market exclusivity periods awarded on prescription to OTC switch products and the Company's ability to grow its store brand market share. The Company does not advertise like the national brand companies and thus is dependent on retailer promotional spending to drive sales volume and increase market share. Growth opportunities for the products in which the Company currently has a significant store brand market share (cough/cold/flu and analgesic products) will be driven by the ability to offer new products to existing domestic customers. Branded pharmaceutical companies may use state and federal regulatory and legislative means to limit the use of brand equivalent products. Should store brand growth be limited by any of these factors, there could be a significant adverse impact on the operating results of the Company.

Competitive Issues

The markets for OTC pharmaceutical, generic pharmaceutical, API and nutritional products are highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. Competition also comes from national brand companies which market nationally advertised products that could choose to compete more directly by lowering prices or by manufacturing their own store brand products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of store brand competitors and the impact of national brand companies lowering prices of their products or operating in the store brand market could have a material adverse impact on financial results. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. Retailer reverse auctions have added a new dimension to competition as some retailers have instituted this process to obtain competitive price quotes over the world wide web. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

Selling prices of generic drugs typically decline, sometimes dramatically, as additional companies receive approvals for a given product, brands launch authorized generics and competition intensifies. To the extent that the Company succeeds in being the first to market a generic version of a significant product, the Company's sales and profit can be substantially increased in the period following the introduction of such product and prior to a competitor's introduction of the equivalent product. The Company's ability to sustain its sales and profitability on any product over time is dependent on both the number of new competitors for such product, some of whom may be significantly larger than the Company and the timing of their approvals.

In addition, the Company's API business is subject to increased competition from other manufacturers of API located in developing countries such as India and Europe. Such competition may result in loss of API clients and/or decreased profitability in this business segment.

Customer Issues

The Company's largest customer, Wal-Mart, currently comprises approximately 26% of total net sales. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's financial position and results of operations.

The impact of retailer consolidation could have an adverse impact on future sales growth. If a large customer should encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse impact on the Company's financial position or results of operations.

Commercialization of New Products / Research and Development

The Company's future results of operations depend, to a significant degree, upon its ability to successfully commercialize additional generic drugs and/or innovative pharmaceuticals and API. The Company must develop, test and manufacture generic prescription products as well as prove that its generic prescription products are the bioequivalent of their branded counterparts which requires bioequivalency studies or even more expensive clinical trials in the case of topical products. All major products must meet regulatory standards and receive regulatory approvals. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, necessary regulatory approvals may not be obtained in a timely manner, if at all, and the Company may not be able to successfully and profitably produce and market such products. Delays in any part of the process or the Company's inability to obtain regulatory approval of its products (including products developed by others to which the Company has exclusive marketing rights) could adversely affect operating results by restricting or delaying its introduction of new products. The continuous introduction of new products is critical to the Company's business.

The Company's investment in research and development is expected to be above historical levels due to the Company's ongoing expansion into the manufacture and sale of generic prescription drugs as well as the high cost of developing and becoming a qualified manufacturer of new products that are switching from prescription to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party innovator in order to generate new products of this type is a critical element of the Company's long-term plans. Should the Company fail to attract qualified employees or enter into reasonable agreements with third party innovators, long-term sales growth and profit would be adversely impacted.

Patent and Trade Dress Issues

The Company's ability to bring new products to market is limited by certain patent and trade dress factors including, but not limited to, the existence of patents protecting brand products for the Consumer Healthcare, API and Rx Pharmaceuticals segments and the regulatory exclusivity periods awarded on products that have switched from prescription to OTC status. The cost and time to develop these prescription and switch products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. The Company may have to defend against charges that it violated patents or proprietary rights of third parties. The Company's defense against charges that it infringed third party patents or proprietary rights could require the Company to incur substantial expense and to divert significant effort of its technical and management personnel. If the Company infringes on the rights of others, it could lose its right to develop or manufacture some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.

Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, the Company cannot be certain that the necessary licenses would be available to it on terms it believes to be acceptable. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling a number of its products.

At times, the Company may seek approval to market generic prescription products before the expiration of patents for those products, based upon its belief that such patents are invalid, unenforceable or would not be infringed by its products. As a result, the Company may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, the Company may, in certain circumstances, elect to market a generic prescription product while litigation is pending, before any court decision or while an appeal of a lower court decision is pending. Should the Company elect to proceed in this manner, the Company could face substantial patent liability damages if the final court decision is adverse to it.

Protection of Intellectual Property Rights

The Company's success with certain of its products depends, in part, on its ability to protect its current and future products and to defend its intellectual property rights. If the Company fails to adequately protect its intellectual property, competitors may manufacture and market similar products. The Company has been issued patents covering certain of its products, and has filed, and expects to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the U.S. Any existing or future patents issued to or licensed by the Company may not provide it with any significant competitive advantages for its products or may even be challenged, invalidated or circumvented by competitors. In addition, such patent rights may not prevent the Company's competitors from developing, using or commercializing non-infringing products that are similar or functionally equivalent to its products.

The Company's also relies on trade secrets, unpatented proprietary know-how and continuing technological innovation that it seeks to protect, in part by confidentiality agreements with licensees, suppliers, employees and consultants. If these agreements are breached, the Company may not have adequate remedies for any such breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, trade secrets and proprietary technology may otherwise become known or be independently developed by competitors or, if patents are not issued with respect to products arising from research, the Company may not be able to maintain the confidentiality of information relating to such intellectual rights.

Healthcare and Legal Reforms

Increasing expenditures for healthcare have been the subject of considerable public attention in Israel, North America and many European countries. Both private and governmental entities are seeking ways to reduce or contain healthcare costs. In many countries in which the Company currently operates, pharmaceutical prices are subject to regulation. In the U.S., numerous proposals that would effect changes in the U.S. healthcare system have been introduced or proposed in Congress and in some state legislatures. Similar activities are taking place throughout Europe. As a result of governmental budgetary constraints, the Israel Ministry of Health and the major Israeli health funds have sought to further reduce healthcare costs by, among other things, applying continuous pressure to reduce pharmaceutical prices and inventory levels. The Company cannot predict the nature of the measures that may be adopted or their impact on the marketing, pricing and demand for its products. If enacted, patent reform legislation could potentially present additional challenges to a party seeking to introduce a generic pharmaceutical.

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

Availability of Raw Materials and Supplies

Supplies of certain raw materials, bulk tablets and finished goods purchased by the Company are limited, or are available from one or only a few suppliers. In such situations, increased prices, rationing and shortages can occur. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials, bulk tablets and finished goods. The nature of FDA restrictions placed on products approved through the

ANDA or NDA process could substantially lengthen the approval process for an alternate material source. Certain material shortages and approval of alternate sources could adversely affect financial results.

Legal Exposure

From time to time, the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters, workers' compensation, product liability and state or federal regulatory issues. See Item
3. Legal Proceedings. Litigation tends to be unpredictable and costly. No assurance can be made that litigation will not have a material adverse effect on the Company's financial position or results of operations in the future.

Insurance Costs

The Company maintains insurance, including property, general and product liability, and directors' and officers' liability, to protect itself against potential loss exposures. To the extent that losses occur, there could be an adverse effect on the Company's financial results depending on the nature of the loss and the level of insurance coverage maintained by the Company. The Company cannot predict whether deductible or retention amounts will increase or whether coverage will be reduced in the future. From time to time, the Company may reevaluate and change the types and levels of insurance coverage that it purchases.

Exposure to Product Liability Claims

The Company, like other retailers, distributors and manufacturers of products that are ingested, is exposed to product liability claims in the event that, among other things, the use of its products results in injury. There is no assurance that product liability insurance will continue to be available to the Company at an economically reasonable cost (or at all for certain products) or that the Company's insurance will be adequate to cover liability that the Company incurs in connection with product liability claims. See Item 3. Legal Proceedings.

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

The Company anticipates that cash, cash equivalents, investment securities, cash flows from operations and borrowings under its credit facilities will substantially fund working capital and capital expenditures. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits has been significantly influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities. The Company's current capital structure, results of operations and cash flow needs could be materially impacted by acquisitions.

International Operations

The Company sources certain key raw materials from foreign suppliers and is increasing its sales outside the U.S. The Company's primary markets outside the U.S. are Canada, Germany, Israel, Mexico and the U.K. The Company may have difficulty in international markets due, for example, to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural bases and political systems. Sales to customers outside the U.S. and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic or political instability, embargoes, military hostilities, exchange controls or the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Conditions in Israel

The Company has significant manufacturing and research and development facilities in Israel. Political, economic and military conditions in Israel directly affect the Company's operations and the Company could be adversely affected by hostilities involving Israel or a significant recession or downturn in the economic or financial condition of Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, hostilities between Israel and the Palestinians have markedly increased and continue with varying levels of severity. These hostilities have adversely affected the peace process and negatively influenced Israel's relationship with several neighboring countries and international organizations.

Furthermore, certain parties with whom the Company does business have declined to travel to Israel, forcing the Company to make alternative arrangements where necessary. The United States Department of State has issued an advisory regarding travel to Israel. As a result of the State Department's advisory, the FDA has at various times curtailed or prohibited its inspectors from traveling to Israel to inspect the facilities of Israeli companies, which, should it occur with respect to the Company, could result in the FDA withholding approval for new products intended to be produced at those facilities.

Although it has not yet occurred, the political and security situation in Israel may result in certain parties with whom the Company has contracts claiming that they are not obligated to perform their commitments pursuant to force majeure provisions of those contracts.

The Company could experience disruption of its manufacturing and research and development facilities due to terrorist acts. If terrorist acts were to result in substantial damage to the Company's facilities, business activities would be disrupted since, with respect to certain products, the Company would need to obtain prior FDA approval for a change in manufacturing site. The Company's insurance may not adequately compensate it for losses that may occur and any losses or damages incurred by the Company could have a material adverse effect on its business.

Some neighboring countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. The Company is also precluded from marketing its products to certain of these countries due to U.S. and Israeli regulatory restrictions. Because none of the Company's revenue is currently derived from sales to these countries, the Company believes that the boycott has not had a material adverse effect on its current operations. However, continuation, extension of the boycott or implementation of additional restrictive laws, policies or practices directed towards Israel or Israeli businesses could have an adverse impact on the expansion of the Company's business.

Financial Statement Estimates, Judgments and Assumptions

The consolidated financial statements included in the periodic reports that the Company files with the Securities and Exchange Commission are prepared in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income reported. Any such changes could have a material adverse effect on the Company's financial position and operating results and could negatively affect the market price of the Company's common stock.

Controls and Procedures

As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 which includes numerous provisions affecting corporate governance. The Company reported in its Form 10-K, as reflected in Item 9A. Controls and Procedures, that its disclosure controls and procedures were not effective due to the acquisition of Agis. This assessment was based on an initial evaluation of Agis' internal control over financial reporting (ICFR). In accordance with applicable SEC rules and guidance, the Company has excluded Agis from the scope of its fiscal 2005 report on the Company's ICFR. The Company is implementing a plan to remediate deficiencies related to the acquisition. The Company expects to remediate the deficiencies in its New York and Germany operations during fiscal 2006. However, implementation timing for a new information system required to fully remediate the deficiencies in the Israeli operations will result in the existence of material weaknesses at the end of fiscal 2006. The Company cannot be certain that it will meet its various implementation timelines or that it will be able to conclude that its ICFR is effective in its Form 10-K that will be filed for fiscal 2007.

Tax Rate Implication

Income tax rate changes by governments and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates for future years. Entry into new tax jurisdictions, whether domestic or international, increases the likelihood of fluctuation.

Israeli Government Grants and Tax Benefits

The Company has received grants for research and development from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade. To continue to be eligible for these grants, the Company's development projects must be approved by the Chief Scientist on a case-by-case basis. If the Company's development projects are not approved by the Chief Scientist, the Company will not receive grants to fund these projects, which would increase research and development costs. The receipt of such grants subjects the Company to certain restrictions and pre-approval requirements which may be conditioned by additional royalty payments with rights to transfer of intellectual property and/or production abroad. The Company also receives tax benefits, in particular exemptions and reductions as a result of the approved enterprise status of certain existing operations in Israel. To be eligible for these tax benefits, the Company must maintain its approved enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in itself and its Israeli subsidiaries and by meeting projections provided to the Investment Center. If the Company fails to meet these conditions in the future, the tax benefits would be canceled and the Company could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. If such benefits are reduced or eliminated in the future, the Company's results of operations will be negatively impacted.

Interest Rate Implication

The Company incurs interest expense at its foreign subsidiaries due to its use of credit facilities in the U.S., Israel, Germany, the U.K. and Mexico. These facilities may employ fixed interest rates; variable interest rates based on prime, LIBOR or EURIBOR or rates linked to consumer price indices. Interest income is related to investing cash on hand in various investments whereby the interest rate is determined on the day the investment is made. Accordingly, interest expense and income are subject to fluctuation due to the variability of interest rates and indices.

Item 8. Financial Statements and Supplementary Data.

                                                                           PAGE
                                                                         -------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Management's Report on Internal Control over Financial Reporting......        43
Report of Independent Registered Public Accounting Firm...............        44
Report of Independent Registered Public Accounting Firm...............        46
Consolidated Statements of Income for Fiscal 2005, 2004 and 2003......        47
Consolidated Balance Sheets as of June 25, 2005 and June 26, 2004.....        48
Consolidated Statements of Shareholders' Equity for Fiscal 2005,
2004 and 2003.........................................................        49
Consolidated Statements of Cash Flows for Fiscal 2005, 2004 and
2003..................................................................        50
Notes to Consolidated Financial Statements............................   51 - 75

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Perrigo Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company's internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 25, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

The Company acquired Agis Industries (1983) Ltd. (Agis) on March 17, 2005. Because the acquisition was completed late in the third quarter of the Company's fiscal year, management was unable to perform the necessary level of documentation and testing to provide a formal report assessing the effectiveness of Agis' internal control over financial reporting. Therefore, management has excluded from the evaluation of internal control over financial reporting the internal controls of Agis as permitted by Securities and Exchange Commission rules. As of June 25, 2005, total assets subject to Agis' internal control over financial reporting represented 41% of the Company's consolidated total assets. Net sales subject to Agis' internal control over financial reporting represented 11% of the Company's consolidated net sales for fiscal 2005. Further information related to Agis' internal controls is included in Item 9A. Controls and Procedures of the Company's Form 10-K for the year ended June 25, 2005.

Based on the results of the evaluation, management has concluded that internal control over financial reporting was effective as of June 25, 2005. The results of management's assessment have been reviewed with the Audit Committee.

Management's assessment of the effectiveness of internal control over financial reporting as of June 25, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Perrigo Company
Allegan, Michigan

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Perrigo Company and subsidiaries maintained effective internal control over financial reporting as of June 25, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perrigo Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Agis Industries (1983) Ltd. (Agis), which the Company acquired on March 17, 2005, and whose financial statements reflect total assets and net sales constituting 41% and 11%, respectively, of the related consolidated financial statements as of and for the year ended June 25, 2005. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Agis.

In our opinion, management's assessment that Perrigo Company and subsidiaries maintained effective internal control over financial reporting as of June 25, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Perrigo Company and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of June 25, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of June 25, 2005 and June 26, 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 25, 2005 and our report dated August 12, 2005 expressed an unqualified opinion.


By: /s/ BDO Seidman, LLP
    ---------------------------------
    BDO Seidman, LLP

Grand Rapids, Michigan
August 12, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Perrigo Company
Allegan, Michigan

We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of June 25, 2005 and June 26, 2004 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 25, 2005. Our audits also included the financial statement schedule for the three years in the period ended June 25, 2005 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries at June 25, 2005 and June 26, 2004 and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Perrigo Company and subsidiaries' internal control over financial reporting as of June 25, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 12, 2005 expressed an unqualified opinion thereon.


By: /s/ BDO Seidman, LLP
    ---------------------------------
    BDO Seidman, LLP

Grand Rapids, Michigan
August 12, 2005

                                 PERRIGO COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                 Fiscal Year
                                      --------------------------------
                                         2005        2004       2003
                                      ----------   --------   --------
Net sales                             $1,024,098   $898,204   $834,100
Cost of sales                            763,709    630,240    596,076
                                      ----------   --------   --------
Gross profit                             260,389    267,964    238,024
                                      ----------   --------   --------
Operating expenses
   Distribution                           18,680     15,154     15,563
   Research and development               38,419     27,721     23,315
   Selling and administration            140,581    122,193    117,096
                                      ----------   --------   --------
      Subtotal                           197,680    165,068    155,974
                                      ----------   --------   --------
   Write-off of in-process
      research and development           386,800         --         --
   Restructuring                           6,382         --         --
   Unusual litigation                         --         --     (3,128)
                                      ----------   --------   --------
      Total                              590,862    165,068    152,846
                                      ----------   --------   --------
Operating income (loss)                 (330,473)   102,896     85,178
Interest and other, net                      220     (3,087)    (1,080)
                                      ----------   --------   --------
Income (loss) before income taxes       (330,693)   105,983     86,258
Income tax expense                        22,290     25,416     32,210
                                      ----------   --------   --------
Net income (loss)                     $ (352,983)  $ 80,567   $ 54,048
                                      ==========   ========   ========

Earnings (loss) per share
   Basic                              $    (4.57)  $   1.15   $   0.77
   Diluted                            $    (4.57)  $   1.11   $   0.76

Weighted average shares outstanding
   Basic                                  77,313     70,206     69,746
   Diluted                                77,313     72,289     71,158

Dividends declared per share          $    0.155   $   0.13   $   0.05

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   June 25,    June 26,
                                                                     2005        2004
                                                                  ----------   --------
Assets
Current assets
   Cash and cash equivalents                                      $   16,707   $  8,392
   Investment securities                                              17,761    163,308
   Accounts receivable                                               210,308     86,040
   Inventories                                                       272,980    174,253
   Current deferred income taxes                                      55,987     29,877
   Prepaid expenses and other current assets                          35,064     10,359
                                                                  ----------   --------
      Total current assets                                           608,807    472,229

Property and equipment
   Land                                                               14,638     14,359
   Building                                                          231,402    196,029
   Machinery and equipment                                           340,266    251,797
                                                                  ----------   --------
                                                                     586,306    462,185
   Less accumulated depreciation                                     262,505    234,544
                                                                  ----------   --------
                                                                     323,801    227,641

Restricted cash                                                      400,000         --
Goodwill                                                             150,293     35,919
Other intangible assets                                              147,967      4,163
Non-current deferred income taxes                                     26,964      8,137
Other non-current assets                                              47,144     11,005
                                                                  ----------   --------
                                                                  $1,704,976   $759,094
                                                                  ==========   ========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                               $  142,789   $ 88,858
   Notes payable                                                      25,345      9,528
   Payroll and related taxes                                          42,326     41,387
   Accrued customer programs                                          41,666     13,212
   Accrued liabilities                                                57,532     30,477
   Accrued income taxes                                               21,225         --
   Current deferred income taxes                                       9,659      4,024
                                                                  ----------   --------
      Total current liabilities                                      340,542    187,486

Non-current liabilities
   Long-term debt                                                    656,128         --
   Non-current deferred income taxes                                  74,379     29,606
   Other non-current liabilities                                      43,090      5,770
                                                                  ----------   --------
      Total non-current liabilities                                  773,597     35,376

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized           --         --
   Common stock, without par value, 200,000 shares authorized        534,518    104,160
   Unearned compensation                                              (6,770)      (514)
   Accumulated other comprehensive income (loss)                      (1,687)     2,892
   Retained earnings                                                  64,776    429,694
                                                                  ----------   --------
      Total shareholders' equity                                     590,837    536,232
                                                                  ----------   --------
                                                                  $1,704,976   $759,094
                                                                  ==========   ========

Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                $   10,370   $  8,296
   Allowance for inventory                                        $   34,028   $ 22,888
   Working capital                                                $  268,265   $284,743
   Preferred stock, shares issued                                         --         --
   Common stock, shares issued                                        93,903     70,882

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                     Common Stock                     Accumulated
                                                        Issued                           Other
                                                  -----------------     Unearned     Comprehensive   Comprehensive    Retained
                                                  Shares     Amount   Compensation   Income (loss)   Income (loss)    Earnings
                                                  ------   --------   ------------   -------------   -------------   ---------
Balance at June 29, 2002                          72,550   $110,698     $  (608)        $   373                      $ 307,699
Net income                                            --         --          --              --        $  54,048        54,048
Foreign currency translation adjustments              --         --          --             909              909            --
Issuance of common stock under:
   Stock options                                     769      7,100          --              --               --            --
   Restricted stock plan                              11        131        (131)             --               --            --
Compensation for stock options                        --      5,224          --              --               --            --
Cash dividends, $0.05 per share                       --         --          --              --               --        (3,484)
Earned compensation for restricted stock              --         --         628              --               --            --
Tax effect from stock transactions                    --       (481)         --              --               --            --
Purchases and retirements of common stock         (3,296)   (33,682)         --              --               --            --
                                                  ------   --------     -------         -------        ---------     ---------
Balance at June 28, 2003                          70,034     88,990        (111)          1,282           54,957       358,263
                                                                                                       =========
Net income                                            --         --          --              --           80,567        80,567
Foreign currency translation adjustments              --         --          --           1,610            1,610            --
Issuance of common stock under:
   Stock options                                     988     10,248          --              --               --            --
   Restricted stock plan                              60        835        (835)             --               --            --
Compensation for stock options                        --      5,128          --              --               --            --
Cash dividends, $0.13 per share                       --         --          --              --               --        (9,136)
Earned compensation for restricted stock              --         --         432              --               --            --
Tax effect from stock transactions                    --      1,725          --              --               --            --
Purchases and retirements of common stock           (200)    (2,766)         --              --               --            --
                                                  ------   --------     -------         -------        ---------     ---------
Balance at June 26, 2004                          70,882    104,160        (514)          2,892           82,177       429,694
                                                                                                       =========

Net income (loss)                                     --         --          --              --         (352,983)     (352,983)
Accumulated other comprehensive income:
   Change in fair value of derivative financial
      instruments, net of tax                                                            (3,198)          (3,198)           --
   Foreign currency translation adjustments                                              (1,275)          (1,275)           --
   Change in fair value of investment
      securities, net of tax                                                               (106)            (106)           --
Issuance of common stock under:
   Agis acquisition                               21,945    410,812          --              --               --            --
   Stock options                                     815      7,031          --              --               --            --
   Restricted stock plan                             451      7,765      (7,765)             --               --            --
Compensation for stock options                        --      6,547          --              --               --            --
Stock options exchanged for Agis
   stock options                                      --        574          --              --               --            --
Cash dividends, $0.155 per share                      --         --          --              --               --       (11,935)
Earned compensation for restricted stock              --         --       1,509              --               --            --
Tax effect from stock transactions                    --        650          --              --               --            --
Purchases and retirements of common stock           (190)    (3,021)         --              --               --            --
                                                  ------   --------     -------         -------        ---------     ---------
Balance at June 25, 2005                          93,903   $534,518     $(6,770)        $(1,687)       $(357,562)    $  64,776
                                                  ------   --------     -------         -------        ---------     ---------

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Fiscal Year
                                                             ---------------------------------
                                                                2005        2004        2003
                                                             ---------   ---------   ---------
Cash Flows From Operating Activities
   Net income (loss)                                         $(352,983)  $  80,567   $  54,048
   Adjustments to derive cash flows
      Write-off of in-process research and development         386,800          --          --
      Depreciation and amortization                             34,813      28,452      26,126
      Share-based compensation                                   8,056       5,560       5,852
      Deferred income taxes                                     (9,834)      3,366      (6,847)
      Acquisition related expenses incurred by acquiree        (10,002)         --          --
      Changes in operating assets and liabilities,
         net of a business acquisition and a restructuring
        Accounts receivable                                    (16,903)      4,075      (4,427)
        Inventories                                             40,528      (6,168)     (4,656)
        Accounts payable                                        (6,736)     10,891      (2,329)
        Payrolls and related taxes                             (21,515)      1,072       9,185
        Accrued income taxes                                     9,932      (5,552)     (2,516)
        Accrued customer programs                                7,966       2,483         356
        Accrued liabilities                                      8,820       3,567       3,513
        Other                                                   (1,298)     (9,786)      1,929
                                                             ---------   ---------   ---------
         Net cash from operating activities                     77,644     118,527      80,234
                                                             ---------   ---------   ---------
Cash Flows For Investing Activities
   Purchase of securities                                     (157,353)   (191,339)   (102,695)
   Proceeds from sales of securities                           334,465     111,115      33,350
   Additions to property and equipment                         (26,824)    (28,294)    (32,296)
   Acquisition of assets                                        (5,562)         --          --
   Acquisition of a business, net of cash                     (381,570)    (12,061)         --
   Acquisition-related dividends                               (12,574)         --          --
   Increase in restricted cash                                (400,000)         --          --
   Investment in equity subsidiaries                                --      (2,000)         --
   Other                                                            --          --        (980)
                                                             ---------   ---------   ---------
      Net cash for investing activities                       (649,418)   (122,579)   (102,621)
                                                             ---------   ---------   ---------
Cash From (For) Financing Activities
   Borrowings of short-term debt, net                            6,421         702         640
   Borrowings of long-term debt                                648,000          --          --
   Repayments of long-term debt                                (63,000)         --          --
   Increase in deferred debt issue costs                          (959)         --          --
   Tax benefit (expense) of stock transactions                     650       1,725        (481)
   Issuance of common stock                                      7,031      11,083       7,231
   Repurchase of common stock                                   (3,021)     (2,766)    (33,682)
   Cash dividends                                              (11,935)     (9,136)     (3,484)
   Other                                                            --        (128)        (52)
                                                             ---------   ---------   ---------
      Net cash from (for) financing activities                 583,187       1,480     (29,828)
                                                             ---------   ---------   ---------
      Net increase (decrease) in cash and cash equivalents      11,413      (2,572)    (52,215)
Cash and cash equivalents, at beginning of period                8,392      10,392      62,734
Effect of exchange rate changes on cash                         (3,098)        572        (127)
                                                             ---------   ---------   ---------
Cash and cash equivalents, at end of period                  $  16,707   $   8,392   $  10,392
                                                             =========   =========   =========
Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for:
      Interest                                               $   5,248   $     591   $   1,257
      Income taxes                                           $  19,026   $  31,079   $  43,417

          See accompanying notes to consolidated financial statements.

                        PERRIGO COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company, through several wholly owned subsidiaries, manufactures and sells consumer healthcare products, generic prescription drugs, API and consumer products primarily in the U.S., Israel, Europe and Mexico. In the U.S., these subsidiaries consist primarily of L. Perrigo Company, Perrigo Company of South Carolina Inc. and Clay Park Labs Inc. Outside the U.S., these subsidiaries consist primarily of Agis Industries (1983) Ltd. (Agis), Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Wrafton Laboratories Limited and Perrigo U.K. Limited. As used herein, "the Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

Basis of Presentation

The Company's fiscal year is a fifty-two or fifty-three week period, which ends the Saturday on or about June 30. The last three fiscal years were comprised of 52 weeks ended June 25, 2005, June 26, 2004 and June 28, 2003.

On March 17, 2005, the Company acquired all of the outstanding shares of Agis, an Israeli public company. The accompanying consolidated balance sheet as of June 25, 2005, includes the accounts for Agis. Results of operations for Agis for the three months ended May 31, 2005 are included in the Company's consolidated results of operations for the fourth quarter ended June 25, 2005. See Note B for further information.

An evaluation of the Company's classification of cash equivalents indicated that, due to their contractual maturity date, floating and adjustable rate securities were more appropriately classified as investment securities. Accordingly, the Company reclassified floating and adjustable rate securities of $152,860 as of June 26, 2004 from cash and cash equivalents to investment securities in its consolidated balance sheet. The Company has also reclassified the purchases of and proceeds from sales of these securities in its consolidated statement of cash flows, which decreased cash flows from investing activities by $69,425 and $69,345 for the years ended June 26, 2004 and June 28, 2003 respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company consolidates results of operations and financial position of its U.K., Mexico, Germany, Israel and New York subsidiaries on a twelve-month period ending in May. All material intercompany transactions and balances have been eliminated in consolidation. The Company owns noncontrolling interests in a Canadian company, a Chinese company and an Israeli Company. These investments are accounted for using the equity method and are recorded in other non-current assets. The Company's equity in earnings
(loss) of these investees is not material and is included in interest and other, net.

Subsequent to year end, the Company made a decision to sell its noncontrolling interest in a Canadian company. The terms of the sale have been agreed upon in principle. The gain on the sale is expected to be approximately $4,000 and will be recorded when the transaction closes, which will likely be in the first quarter of fiscal 2006.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.

International

The Company translates its foreign operations' assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. Foreign currency translation is included in accumulated other comprehensive income. Gains or losses from foreign currency transactions are included in interest and other, net.

Revenues

Revenues from product sales are recognized when the goods are shipped to the customer. When title and risk pass to the customer is dependent on the customer's shipping terms. If the customer has shipping terms of FOB shipping point, title and risk pass to the customer as soon as the freight carrier leaves the Company's shipping location. If the customer has shipping terms of FOB destination, title and risk pass to the customer upon receipt of the order at the customer's location. A provision is recorded to exclude shipments estimated to be in-transit to customers at the end of the reporting period. A provision is recorded and accounts receivable is reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items.

The Company maintains accruals for customer programs that consist primarily of chargebacks, rebates and shelf stock adjustments A liability is recorded as revenues are recognized for estimated customer program liabilities. The liability is generally estimated based on contractual requirements and historical performance of the customer involved in the program. Changes in these estimates and assumptions related to customer programs may result in additional accruals. The accrual for customer programs was $41,666 at June 25, 2005 and $13,212 at June 26, 2004.

Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses incurred by the Company are included in cost of sales.

Financial Instruments

The carrying amount of the Company's financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable, notes payable and variable rate long-term debt approximates their fair value. See Note G for the fair value disclosure of the Company's restricted cash and fixed rate long-term debt.

Derivative Instruments

The Company has adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, (SFAS 133). Under the provisions of SFAS 133, all derivatives are recognized on the balance sheet at their fair value. Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income within shareholders' equity, depending on the intended use of the derivative and whether the derivative has been designated by management as a hedging instrument. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period. The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates and foreign currency exchange rates.

The Company executes interest rate swap agreements to manage its exposure to changes in interest rates related to its long-term borrowings. Certain swap agreements are designated by management as cash flow hedges and the Company formally documents all relationships between hedging instruments and hedged items as well as the risk management objectives and strategies for undertaking various hedging relationships. All cash flow hedges are linked directly to specific transactions and the Company assesses effectiveness at inception and on a quarterly basis. When it is determined that a derivative instrument is not highly effective, the transaction is terminated or the transaction is no longer deemed probable of occurring, the Company discontinues hedge accounting. For all interest rate swaps not designated as hedges, changes in fair value are recorded in current period earnings.

The Company uses foreign currency put, call and futures contracts to assist in managing foreign currency exchange rate risk. These instruments are recognized at fair value, with all changes in fair value recorded in current period earnings, as these transactions have not been designated by management as hedging instruments under SFAS 133.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes. See Note G for further information.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits and other short-term investments with maturities of three months or less at the date of purchase.

Investment Securities

The Company determines the appropriate classification of all investment securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale. The Company assesses whether temporary or other-than-temporary gains or losses on its investment securities have occurred due to increases or declines in fair value or other market conditions. Because the Company has determined that all of its investment securities are available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive loss in shareholders' equity. Realized gains and losses on investment securities are determined using the specific identification method. Amortization of premiums and discounts are included in interest income.

Accounts Receivable

The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $10,370 at June 25, 2005 and $8,296 at June 26, 2004.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory related to research and development is expensed at the point when it is determined the materials have no alternative future use.

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $34,028 at June 25, 2005 and $22,888 at June 26, 2004.

Long-Lived Assets

Property and equipment are recorded at cost and are depreciated primarily using the straight-line method for financial reporting and accelerated methods for tax reporting. Cost includes an amount of interest associated with significant capital projects. Useful lives for financial reporting range from 5 to 15 years for machinery and equipment and 10 to 45 years for buildings. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized.

Goodwill is reviewed annually for impairment by comparing the carrying value of each reporting unit to the present value of its expected future cash flows. For fiscal 2005 and 2004, the required annual testing resulted in no impairment charge. Goodwill was $150,293 at June 25, 2005 and $35,919 at June 26, 2004.

Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are related to the acquisition of Agis and are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Other intangible assets were $147,967 at June 25, 2005 and $4,163 at June 26, 2004.

The Company periodically reviews all other long-lived assets that have finite lives and that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows.

Share-Based Awards

Share-based compensation awards are recognized at fair value. All periods presented have been adjusted to reflect compensation costs that would have been recognized had the recognition provisions of SFAS 123, as amended by SFAS 148, been applied to all awards granted after July 1, 1995.

Income Taxes

Deferred income tax assets and liabilities are recorded based upon the difference between the financial reporting and the tax reporting basis of assets and liabilities using the enacted tax rates. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance is established.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during each period. It excludes both the dilutive effects of additional common shares that would have been outstanding if the shares issued under stock incentive plans had been exercised and the dilutive effect of restricted shares to the extent those shares have not vested. Diluted earnings per share is calculated including the effects of shares and potential shares issued under stock incentive plans.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board's (FASB) issued SFAS 123(R), "Share-Based Payment", to expand and clarify SFAS 123, "Accounting for Stock-Based Compensation," in several areas. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. SFAS 123(R) is effective beginning in the first quarter of fiscal 2006. Since the Company began expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS 123 in December 2002, the Company does not expect its consolidated financial statements or results of operations will be materially impacted by SFAS 123(R).

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

In October 2004, the FASB issued FASB Staff Position (FSP) 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", effective upon issuance. The American Jobs Creation Act of 2004 provides for a special one-time tax deduction of 85% on certain foreign earnings that are repatriated. FSP 109-2 resulted in no impact for fiscal 2005 and the Company believes that the deduction will have no impact on its fiscal 2006 results of operations.

In October 2004, the FASB issued FSP 109-1, "Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", effective upon issuance. The FSP provides guidance on the application of SFAS 109, "Accounting for Income Taxes", to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. According to FSP 109-1, the deduction should be accounted for as a special deduction in accordance with Statement 109. FSP 109-1 resulted in no impact for fiscal 2005 and the Company is reviewing the potential impact of the deduction for fiscal 2006.

In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (Act). The Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Act as an actuarial gain, to the extent the related postretirement medical plan's total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. FSP 106-2 was effective beginning the first quarter of fiscal 2005. The Company is a sponsor of a postretirement healthcare plan (plan) that provides prescription drug benefits; however, due to its nature, the plan is not eligible for any federal subsidy.

NOTE B - ACQUISITION OF BUSINESS

On March 17, 2005, the Company acquired all of the outstanding shares of Agis Industries (1983) Ltd. (Agis), an Israeli public company. Agis is included in the accompanying consolidated balance sheet as of June 25, 2005. The operating results of Agis for the three months ended May 31, 2005 are included in the Company's consolidated results of operations for fiscal 2005. For purposes of consolidation, Agis' fiscal year begins June 1 and ends May

31, the same period followed for the Company's U.K. and Mexico operations. Prior to being acquired, Agis' net sales for the year ended December 31, 2004 were approximately $405,000.

Agis and its subsidiaries develop, manufacture and market specialized generic pharmaceuticals, over the counter drug products, active pharmaceutical ingredients (API) and consumer products. Agis' strategy has focused primarily on the U.S. and Israeli markets. As a result of the acquisition, the Company expects to realize numerous strategic and financial benefits including additional capabilities to grow in the global generic pharmaceutical, API and consumer healthcare markets.

The acquisition was accounted for under the purchase method of accounting with Agis considered as the acquiree for accounting purposes. The purchase price was allocated to the fair value of assets acquired, identifiable intangible assets and liabilities assumed from Agis. For convenience purposes, the acquisition was recorded as of February 28, 2005 and those balances were reported in the Company's March 26, 2005 consolidated balance sheet. Fair value was estimated by various techniques including analysis of expected future cash flows and market comparisons. The excess of the purchase price over the fair value of net assets acquired, amounting to $114,374, was recorded as goodwill in the consolidated balance sheet. Goodwill is not amortized but is tested for impairment at least annually in the second quarter of the Company's fiscal year. Goodwill has been assigned to the appropriate reportable segments as follows: $65,608 to Rx Pharmaceuticals and $48,766 to API.

The total purchase consideration exchanged for all of the outstanding shares of Agis was calculated as follows:

Shares of Agis common stock outstanding at closing date        27,394
Exchange ratio per merger agreement                            0.8011
                                                              -------
Shares of Perrigo common stock issued at the closing date      21,945

Multiplied by Perrigo's average stock price for the five
   day period beginning two business days before and ending
   two business days after November 14, 2004                  $ 18.72   $410,812
                                                              -------
Shares of Agis common stock outstanding at the closing date    27,394
Cash consideration paid per share                             $ 14.93   $408,990
                                                              -------
Estimated fair value of Perrigo stock options exchanged for
   Agis stock options outstanding at the closing date                        574
Perrigo's estimated acquisition costs                                     11,482
                                                                        --------
Purchase price for accounting purposes                                   831,858
Agis' net debt outstanding at the closing date                             8,974
                                                                        --------
Total purchase consideration                                            $840,832
                                                                        ========

The total purchase price for accounting purposes of $831,858 excludes assumed net debt. The Company expects to adjust the allocation of the purchase price in the future because the assets and liabilities of Agis are still being evaluated. Appraisals of real estate and personal property are in process. Plans for the New York facility will result in a reduction of the workforce employed under a collective bargaining agreement. Negotiations with representatives of the union are currently underway to determine employee termination benefits. Management is evaluating future use of certain facilities for their strategic value that may result in additional asset impairments and/or liabilities for employee termination benefits.

In connection with the acquisition, the Company accrued $2,727 for restructuring costs, consisting of employee termination benefits for 60 employees and certain lease termination costs. Employee termination benefits are expected to be paid over the next nine months. For accounting purposes, these restructuring costs were included in the allocation of the total purchase price. The activity related to these restructuring costs is as follows:

                            Fiscal 2005 Restructuring
                            -------------------------
                              Employee       Lease
                            Termination   Termination
                            -----------   -----------
Balance at March 26, 2005     $1,135         $1,187
Additions                        405             --
Payments                        (761)            --
                              ------         ------
Balance at June 25, 2005      $  779         $1,187
                              ======         ======

A preliminary allocation of the purchase price is as follows:

Cash                                   $   38,902
Investment securities                      33,115
Inventory                                 137,053
Other current assets                      138,236
Property and equipment                    104,521
Other non-current assets                   36,139
Intangible assets                         529,100
Goodwill                                  114,374
                                       ----------
   Total assets acquired                1,131,440
                                       ----------
Notes payable                               9,285
Current maturities of long-term debt       20,000
Other current liabilities                 160,314
Other non-current liabilities              25,889
Deferred income taxes                      31,848
Long-term debt                             52,246
                                       ----------
   Total liabilities assumed              299,582
                                       ----------
   Total purchase price                $  831,858
                                       ==========

A step-up in the value of inventory of $28,154 was recorded in the allocation of the purchase price based on valuation estimates. In the fourth quarter of fiscal 2005, $23,392 was charged to cost of sales, with the remaining amount to be expensed in the first quarter of fiscal 2006. No impact is expected beyond that period related to expensing the step-up in the value of inventory.

Management determined the value of intangible assets by considering a number of factors, including an independent third-party valuation. Intangible assets are valued as follows:

                                                  Estimated
                                       Amount    Useful Life
                                      --------   -----------
In-process research and development   $386,800           --
Developed product technology           117,100     16 years
Distribution and license agreements     15,300     13 years
Customer relationships                   4,900      4 years
Trademarks                               5,000     15 years
                                      --------
                                      $529,100
                                      ========

The amount allocated to in-process research and development, $386,800, was charged to operations as of the acquisition date. The valuation of in-process research and development related to numerous ongoing projects which were assigned fair values by discounting forecasted cash flows directly related to the products expecting to result from the subject research and development. Assumptions used in the valuation included a discount rate of 17.5% and commencement of net cash inflows that varied between one and ten years depending on the project. As of the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses and therefore must be expensed as of the acquisition date. The acquired in-process technology related to the development of generic prescription drug products and API. The Company estimates that additional costs related to efforts necessary to develop the acquired, incomplete technology into commercially viable products could be as much as or more than $70,000 over the next 10 years. If the Company is unable to develop commercially viable products or obtain FDA approval as required, the Company's future revenues and net income will be adversely impacted. The write-off of in-process research and development is not deductible for tax purposes.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

                                   Fiscal Year
                             -----------------------
                                2005         2004
                             ----------   ----------
(Unaudited)
Net sales                    $1,337,193   $1,288,638
Net income                       23,888       61,273
Basic earnings per share           0.26         0.66
Diluted earnings per share         0.25         0.65

These pro forma results have been prepared in accordance with the requirements of SFAS 141, "Business Combinations". The pro forma results include certain adjustments such as the write-off of the step-up value of inventory and additional amortization related to intangible assets arising from the acquisition, additional compensation expense and interest expense on acquisition debt. Since the write-off of in-process research and development is directly attributable to the acquisition and will not have a continuing impact, it is not reflected in this unaudited pro forma information. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the respective periods or of results of operations of future periods.

NOTE C - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                                 Fiscal Year
                                                        -----------------------------
                                                           2005       2004      2003
                                                        ---------   -------   -------
Numerator:
Net income (loss) used for both basic and diluted EPS   $(352,983)  $80,567   $54,048
                                                        =========   =======   =======
Denominator:
Weighted average shares outstanding for basic EPS          77,313    70,206    69,746
Diluted effect of share-based awards                           --     2,083     1,412
                                                        ---------   -------   -------
Weighed average shares outstanding for diluted EPS         77,313    72,289    71,158
                                                        =========   =======   =======

Share-based awards outstanding that are anti-dilutive were 6,428 for fiscal 2005, 1,819 for fiscal 2004 and 3,204 for fiscal 2003. These share-based awards were excluded from the diluted EPS calculation. The weighted average shares for fiscal 2005 include a proportionate number of shares issued for the acquisition of Agis. The denominator for basic EPS is used for calculating diluted EPS for fiscal 2005 because potentially dilutive share-based awards are not applicable when a loss is reported.

NOTE D - INVESTMENT SECURITIES

At June 25, 2005, all of the Company's investments in debt and equity securities were classified as available-for-sale, and, as a result, were reported at fair value. The following is a summary of the Company's available for sale securities, all of which are classified as short-term:

                                                        June 25, 2005   June 26, 2004
                                                        -------------   -------------
Equity securities                                          $ 1,481               --
Debt securities issued by the U.S. Treasury and
   other U.S. government corporations and agencies           1,991               --
Debt securities issued by states of the United States
   and political subdivisions of the states                     --         $152,860
Debt securities issued by foreign governments                3,553               --
Corporate debt securities                                    7,708           10,448
Other debt securities                                        3,028               --
                                                           -------         --------
   Total                                                   $17,761         $163,308
                                                           =======         ========

As of June 25, 2005, the fair value of available-for-sale investment securities approximated book value. Unrealized gains and losses are not material and are included in other comprehensive income. Proceeds from the sale of investment securities were $334,465 in fiscal 2005. The gross realized gains and losses on the sale of these securities, determined using the specific identification method, in fiscal 2005 were $265 and $89, respectively. Proceeds from the sale of investment securities were $111,115 and $33,350 in fiscal 2004 and 2003, respectively. No gains or losses were recognized on the sale of investment securities during fiscal 2004 and 2003, as the investment securities were fully matured debt securities.

The following table summarizes the contractual maturities of debt securities at June 25, 2005:

Less than 1 year      $ 3,006
Due in 1 to 5 years     9,402
Due after 5 years       3,872
                      -------
   Total              $16,280
                      =======

NOTE E - INVENTORIES

Inventories are summarized as follows:

                  June 25, 2005   June 26, 2004
                  -------------   -------------
Finished goods       $135,955        $ 71,875
Work in process        58,588          58,784
Raw materials          78,437          43,594
                     --------        --------
                     $272,980        $174,253
                     ========        ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $34,028 at June 25, 2005 and $22,888 at June 26, 2004. The increase at June 25, 2005 was primarily due to the acquisition of Agis.

NOTE F - INTANGIBLE ASSETS AND GOODWILL

Intangible assets and related accumulated amortization consist of the following:

                                                  June 25, 2005            June 26, 2004
                                             -----------------------   ---------------------
                                                         Accumulated             Accumulated
                                               Gross    Amortization    Gross   Amortization
                                             --------   ------------   ------   ------------
Developed product technology / formulation   $121,707      $2,606      $  581      $  128
Distribution and license agreements            19,300       1,216       4,000         384
Customer relationships                          4,900         276          --          --
Trademarks                                      6,892         734         650         556
                                             --------      ------      ------      ------
Total                                        $152,799      $4,832      $5,231      $1,068
                                             ========      ======      ======      ======

The Company recorded a charge for amortization expense of $3,764 for fiscal 2005 and $576 for fiscal 2004 for intangible assets subject to amortization.

The estimated amortization expense for each of the following five years is as follows:

Fiscal Year    Amount
-----------   -------
    2006      $11,400
    2007       10,300
    2008        9,700
    2009        9,200
    2010        9,000

The Company has three reportable segments with goodwill, the Consumer Healthcare, Rx Pharmaceuticals and API segments. The changes in the carrying amount of goodwill during the year ended June 25, 2005 are as follows:

                               Consumer           Rx
                              Healthcare   Pharmaceuticals     API       Total
                              ----------   ---------------   -------   --------
Balance as of June 26, 2004     $35,919             --            --   $ 35,919
Aggregate goodwill acquired          --        $65,608       $48,766    114,374
                                -------        -------       -------   --------
Balance as of June 25, 2005     $35,919        $65,608       $48,766   $150,293
                                =======        =======       =======   ========

NOTE G - CREDIT FACILITIES, DERIVATIVES AND GUARANTIES

Total borrowings outstanding at June 25, 2005 were $681,473. There were no long-term borrowings as of June 26, 2004. These borrowings include the assumed debt of Agis and additional borrowings related to the acquisition of Agis. Total borrowings are presented on the balance sheet as follows:

                                               June 25, 2005
                                               -------------
Short-term debt:
   Swingline loan                                 $ 10,198
   Bank loan - Germany subsidiary                    8,652
   Bank loan - U.K. subsidiary                       2,188
   Bank loans - Mexico subsidiary                    4,307
                                                  --------
      Total                                         25,345
                                                  --------
Long-term debt, less current maturities:
   Revolving line of credit                        115,000
   Term loan                                       100,000
   Letter of undertaking - Israel subsidiary       400,000
   Debenture - Israel subsidiary                    41,128
                                                  --------
      Total                                        656,128
                                                  --------
      Total debt                                  $681,473
                                                  ========

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks which provides an initial revolving line of credit of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the credit agreement. Both loans bear an interest rate of Alternative Base Rate or LIBOR plus an applicable margin determined by the Company's leverage ratio over the trailing four quarters. Actual rates for the period ranged from 3.3425% to 3.8875%. Additionally, the credit agreement provides for a short-term swingline loan with a maximum commitment of $25,000 and a negotiable rate of interest that was 3.635% as of June 25, 2005.

The obligations under the credit agreement are guarantied by certain subsidiaries of the Company and the Company will guaranty obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans is March 16, 2010. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings Before Interest, Taxes and Depreciation (EBITDA) ratios. The Company was in compliance with the above covenants as of June 25, 2005.

During the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments. These interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest. The Company does not use derivative financial instruments for trading purposes.

The interest rate swap agreements fix the interest rate at 4.77% on an initial notional amount of principle of $50,000 on the revolving loan and $100,000 on the term loan. The interest rate swap agreements expire on March 16, 2010. As of June 25, 2005, the swaps were recorded on the balance sheet in other non-current liabilities at their fair value of $5,075. Changes in the fair value of the swap agreements, net of tax, are reported as a component of other comprehensive income.

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

The Company accounts for derivatives in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative's fair value are recorded in shareholders' equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument are settled.

In accordance with SFAS 133, as amended by SFAS 138, the Company has designated the above interest rate swaps as cash flow hedges and has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative to the specific liability on the balance sheet. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. As of June 25, 2005, the interest rate swaps discussed above were considered by management to be highly effective and no amount of gain or loss was recorded in earnings due to hedge ineffectiveness for fiscal 2005.

On March 16, 2005, the Company's Israel holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The Company may prepay the loan after twelve interest payments upon 30 days written notice. The lender may demand prepayment or the Company may prepay the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest earned until the loan has been paid in full or unless it receives consent from the lender. Earned interest is released to the Company on each interest payment date so long as all interest due on the loan has been paid by the Company. As of June 25, 2005, the fair values of the letter of undertaking and the corresponding deposit were $418,978 and $419,087, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowing and deposits of similar nature and remaining maturities.

The Company's New York subsidiary, acquired in connection with the Company's acquisition of Agis, had a revolving line of credit for approximately $20,000 which bore interest at LIBOR plus 0.65% and was paid in full and terminated on May 31, 2005.

The New York subsidiary had an additional revolving line of credit which allowed for borrowings up to $15,000, bore interest at LIBOR plus 1.5% and required a facility fee of 0.2% on the unused portion. This credit line was paid in full as of June 25, 2005 and terminated on July 5, 2005.

The Company's Israel subsidiary, acquired in connection with the Company's acquisition of Agis, has a debenture for $41,128 with a fixed interest rate of 5.6%. The principal of the loan is linked to the increase in the Israel consumer price index (CPI) and is payable in three annual installments beginning in 2007. Prior to the acquisition, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. The subsidiary also entered into a fair value hedge in the notional amount of approximately $7,500 to protect against extreme changes in LIBOR. These transactions have not been formally designated as hedging instruments by management and are recorded at their fair value of $620 in non-current assets. The change in fair value for fiscal 2005 of $289 was recorded in interest income. As of May 29, 2005, the debenture is guarantied by the Company.

The Company's Germany subsidiary has a bank loan for $8,652 which bears interest at Euribor plus 1.35%. The loan is due in November 2005 and is guarantied by the Company's Israel subsidiary.

The Company's U.K. subsidiary has short-term, unsecured debt with a bank of $2,188 which is supported by a Company guaranty. Interest rates are established at the time of borrowing based on the Bank of England's base rate plus 0.7%.

The Company's Mexico subsidiary has short-term, unsecured debt with two banks for $4,307 which bears interest at 11.8% and is supported by a Company guaranty.

The Company's Israel subsidiary has entered into foreign currency put, call and forward contracts to assist in managing currency risks. These derivatives have not been formally designated as hedging instruments by management and are recorded at their fair market value of $410 in current liabilities. The change in fair value for fiscal 2005 of $444 was recorded in interest expense.

The Company's Israel subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for $460, not to exceed 50% of the joint venture's debt. The estimated fair value of the guaranty is insignificant. The joint venture is accounted for using the equity method of accounting.

The annual maturities of short-term and long-term debt are as follows:

2006         $ 25,345
2007           13,710
2008           13,709
2009           13,709
2010          215,000
Thereafter   $400,000

NOTE H - POST EMPLOYMENT PLANS

Qualified Profit-Sharing and Investment Plans

The Company has a qualified profit-sharing and investment plan under section 401(k) of the Internal Revenue Code, which covers substantially all domestic employees in Michigan and South Carolina. Contributions to the plan are at the discretion of the Board of Directors. Additionally, the Company matches a portion of employees' contributions. The Company's contributions to the plan were $7,267, $8,420 and $6,834 in fiscal 2005, 2004 and 2003, respectively.

The Company has an additional qualified investment plan under section 401(k) of the Internal Revenue Code, which covers non-union employees in New York. Contributions to the plan are at the discretion of the Board of Directors. Additionally, the Company matches a portion of employees' contributions. The Company's contributions to the plan for fiscal 2005 were $146.

Pension Benefit Plan

The union employees of the Company's Germany subsidiary are covered by a defined benefit pension plan. The Company accrues expected costs of benefits during the employees' years of service and the plan is not funded. The liability associated with the plan at June 25, 2005, which is recorded in other non-current liabilities was $483. Net periodic benefit expense for the fiscal 2005 was $16.

Multi-Employer Pension Plan

The Company's New York subsidiary participates in a multi-employer pension plan in association with its union employees. The Company's contributions to the plan for fiscal 2005 were $27. The Company has not recorded any withdrawal liability as the Company does not nave any current plans to terminate its participation in this plan.

Israeli Post Employment Benefits

Israeli labor laws and agreements require the Company to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. The Company's Israeli subsidiaries also provide retirement bonuses to certain managerial employees. The Company makes regular deposits to retirement funds and purchases insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. At June 25, 2005, the liability related to these post employment benefits, which is recorded in other non-current liabilities was $21,027. The Company has funded $16,429 of this amount which is recorded in other non-current assets. The Company's contributions to the above plans were $643 for fiscal 2005.

Deferred Compensation Plans

The Company has non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, the Company owns insurance policies with a cash surrender value of $6,322 that are intended as a long-term funding source for these plans. The assets, which are recorded in other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability, which is recorded in other non-current liabilities, was $6,521 at June 25, 2005 and $4,683 at June 26, 2004.

Postretirement Medical Benefits

The Company provides certain healthcare benefits to eligible U.S. employees and their dependents who meet certain age and service requirements when they retire. Generally, benefits are provided to eligible retirees after age 65 and to their dependents. Since a fiscal 2004 amendment to the plan, increases in the Company contribution for benefits are limited to increases in the Consumer Price Index. Additional healthcare cost increases are paid through participant contributions. The Company accrues the expected costs of such benefits during a portion of the employees' years of service. The plan is not funded. Under current plan provisions, the plan is not eligible for any federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy.

Obligations and funded status, as of:

                                          June 25,   June 26,
                                            2005       2004
                                          --------   --------
Change in benefit obligation
Benefit obligation at beginning of year   $ 3,990    $ 4,937
Service cost                                  412        679
Interest cost                                 225        306
Plan amendments                                --     (3,580)
Benefits paid                                (187)      (300)
Net actuarial loss                            694      1,948
                                          -------    -------
Benefit obligation at end of year           5,134      3,990

Funded status                              (5,134)    (3,990)
Unrecognized net actuarial loss             2,355      1,798
Unrecognized prior service cost            (2,275)    (2,721)
                                          -------    -------
Net accrued benefit cost                  $(5,054)   $(4,913)
                                          =======    =======

Net periodic benefit cost as of fiscal period ending:

                                                  Fiscal Year
                                            ----------------------
                                             2005     2004    2003
                                            ------   -----   -----
Components of Net Periodic Benefit Cost
Service cost                                $ 412    $ 679   $404
Interest cost                                 225      306    247
Amortization of net transition obligation      --       26     63
Amortization of prior service cost           (446)    (260)    --
Amortization of net actuarial (gain) loss     137      225    (77)
                                            -----    -----   ----
Net periodic benefit cost                   $ 328    $ 976   $637
                                            =====    =====   ====

Weighted-average assumptions used to determine benefit obligations and net periodic benefit expense were as follows:

                              Benefit obligations             Benefit expense
                             ---------------------   --------------------------------
                                2005        2004        2005        2004       2003
                             ---------   ---------   ---------   ---------   --------
Discount rate                     4.75%       6.25%       6.25%       6.00%      7.25%
Consumer price inflation          3.00%       3.00%         --          --         --
Measurement date             6/30/2005   6/30/2004    7/1/2004    7/1/2003   7/1/2002
Annual post-65 benefit cap          --          --   $     545   $     540         --

Assumed healthcare trend rates at June 25 and June 26, respectively:

                                                               2005      2004
                                                               -----   -------
Healthcare cost trend rate assumed for next year               12.00%     6.00%
Rate to which the cost trend rate is assumed to decline (the
   ultimate trend rate)                                         6.00%     6.00%
Year that the rate reaches the ultimate trend rate              2012      2012

Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the post-retirement healthcare plan due to the contribution for benefits being limited to increases in the Consumer Price Index. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                               One percentage   One percentage
                                               point increase   point decrease
                                               --------------   --------------
Effect on total of service and interest cost         $ 1             $ (1)
Effect on post-retirement benefit obligation          12              (12)

Future benefit payments, which reflect expected future service, as appropriate, are as follows: 2006--$180; 2007--$186; 2008--$210; 2009--$208; 2010--$221; and
2011-2015--$1,561.

NOTE I - SHAREHOLDERS' EQUITY

In April 1996, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to shareholders of record on April 22, 1996 of one Preferred Share Purchase Right for each outstanding share of the Company's common stock. The Rights contain provisions that are intended to protect the Company's shareholders in the event of an unsolicited and unfair attempt to acquire the Company. The Company is entitled to redeem the Rights at $.01 per Right at any time before a 20% position has been acquired. The Rights will expire on April 10, 2006, unless previously redeemed or exercised.

Effective October 28, 2003, the Company's shareholders approved the 2003 Long-Term Incentive Plan. All share-based compensation for employees, directors and others are granted under this plan. The purpose of the plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company's success and prosperity. The awards that are granted under this program primarily include non-qualified stock options, incentive stock options and restricted shares. All other share-based compensation plans were terminated and any remaining shares available for grant were transferred to this plan. Awards granted under the plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.

Proceeds from the exercise of stock options and income tax benefits attributable to stock options exercised are credited to common stock. Stock option compensation expense was $6,547 for fiscal 2005, $5,128 for fiscal 2004 and $5,224 for fiscal 2003.

The Company accounts for restricted shares as unearned compensation, which is ratably charged to expense over the vesting period. In fiscal 2005, the Company granted 364 shares of restricted stock valued at $6,470 pursuant to the terms of the 2003 Long-term Incentive Plan, the majority of which related to the acquisition of Agis. Additionally, 87 shares of restricted stock valued at $1,295 were granted to David T. Gibbons and Douglas R. Schrank pursuant to their respective employment agreements. Compensation expense for restricted shares was $1,509 for fiscal 2005, $432 for fiscal 2004 and $628 for fiscal 2003. The unearned compensation included in shareholders' equity was $6,770 at June 25, 2005 and $514 at June 26, 2004. A holder of restricted shares has all the rights of a shareholder except that the shares are restricted as to sale or transfer for the vesting period and the shares are forfeited upon termination in certain circumstances.

Prior to the second quarter of fiscal 2003, the Company accounted for stock option compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock option compensation cost was reflected in results reported prior to the second quarter of fiscal 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning in the second quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", for stock option compensation. All prior periods presented were adjusted to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS 123, as amended by SFAS 148, been applied to all awards granted after July 1, 1995. Compensation costs are included in operating expenses.

A summary of activity for the Company's stock option plans is presented below:

                                                 Fiscal Year
                          ---------------------------------------------------------
                                 2005                2004                2003
                          -----------------   -----------------   -----------------
                                   Weighted            Weighted            Weighted
                                    Average             Average             Average
                                   Exercise            Exercise            Exercise
                          Shares     Price    Shares     Price    Shares     Price
                          ------   --------   ------   --------   ------   --------
Shares outstanding at
   beginning of year       6,050    $10.70    6,249     $10.46    6,530     $10.72
Granted                    1,312     18.12    1,053      14.01      978      10.22
Exercised                   (815)     8.95     (988)     10.17     (769)      9.17
Terminated                  (119)    12.90     (264)     20.15     (490)     15.52
Shares outstanding at
   end of year             6,428     12.40    6,050      10.70    6,249      10.46
Options exercisable at
   end of year             3,219     10.00    2,787       9.55    2,653      10.66
Shares available for
   grant at end of year    3,056              4,249               2,538
Price per share of
   options outstanding     $5.25 to $21.55    $5.25 to $21.55     $5.25 to $29.38

The weighted average fair value per share at the date of grant for options granted during fiscal 2005, 2004 and 2003 was $7.08, $5.56 and $4.11, respectively. The fair value was estimated using the Black-Scholes option pricing model, assuming forfeitures are accounted for as they occur, with the following weighted average assumptions:

                                               Fiscal Year
                                          ---------------------
                                           2005    2004    2003
                                          -----   -----   -----
Dividend yield                            0.008%  0.008%  0.006%
Volatility, as a percent                   32.0%   34.4%   37.3%
Risk-free interest rate                     3.7%    3.6%    4.6%
Expectant life in years after vest date     3.0     3.0     3.0

The following table summarizes information concerning options outstanding and exercisable under the plans at June 25, 2005:

                                  Weighted
                     Number        Average                                       Weighted
                  Outstanding     Remaining       Weighted          Number        Average
    Range of        At June      Contractual       Average      Exercisable At   Exercise
Exercise Prices     25, 2005    Term (Years)   Exercise Price    June 25, 2005     Price
---------------   -----------   ------------   --------------   --------------   --------
$5.25 - 8.56         1,612          4.49           $ 6.74            1,446        $ 6.61
$8.66 - 13.40        1,627          4.95           $10.71            1,004        $10.96
$13.71 - 15.51       1,891          7.09           $14.66              727        $15.01
$15.64 - 21.55       1,298          7.69           $18.27               42        $17.53
                     -----                                           -----
                     6,428                                           3,219
                     =====                                           =====

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $11,935, $9,136 and $3,484, or $0.155, $0.13 and $0.05 per share, during fiscal 2005, 2004 and 2003, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions and are funded by available cash or borrowings. On April 22, 2005, the Board of Directors approved a plan to repurchase additional shares of common stock with a value of up to $30,000. This plan will expire on April 26, 2006. On June 21, 2005, the Company announced the implementation of a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The repurchase plan announced on October 29, 2003 expired on April 28, 2005. All common stock repurchased is retired upon purchase. The Company repurchased 190 shares of common stock for $3,021 during fiscal 2005. The Company repurchased 200 shares of common stock for $2,766 during fiscal 2004.

NOTE J - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                Change in
                              fair value of                   Change in
                                derivative      Foreign     fair value of    Accumulated
                                financial       currency      investment        other
                               instruments,   translation    securities,    comprehensive
                                net of tax    adjustments     net of tax    income (loss)
                              -------------   -----------   -------------   -------------
Balance as of June 26, 2004           --        $ 2,892            --          $ 2,892
Current period activity          $(3,198)        (1,275)        $(106)          (4,579)
                                 -------        -------         -----          -------
Balance as of June 25, 2005      $(3,198)       $ 1,617         $(106)         $(1,687)
                                 =======        =======         =====          =======

NOTE K - INCOME TAXES

                            Fiscal Year
                  ------------------------------
                     2005       2004       2003
                  ---------   --------   -------
Pre-tax income:
   U.S.           $  68,355   $106,702   $82,907
   Foreign         (399,048)      (719)    3,351
                  ---------   --------   -------
Total             $(330,693)  $105,983   $86,258
                  =========   ========   =======

                                        Fiscal Year
                              ------------------------------
                                2005       2004       2003
                              --------   --------   --------
Provision for income taxes:
Current:
   Federal                    $ 37,023   $ 20,176   $ 39,060
   State                         3,796      2,473      2,153
   Foreign                      (6,177)    (1,293)      (120)
                              --------   --------   --------
      Subtotal                  34,642     21,356     41,093
                              --------   --------   --------
Deferred:
   Federal                     (13,086)     2,703     (9,302)
   State                        (2,051)       183       (434)
   Foreign                       2,785      1,174        853
                              --------   --------   --------
      Subtotal                 (12,352)     4,060     (8,883)
                              --------   --------   --------
Total                         $ 22,290   $ 25,416   $ 32,210
                              ========   ========   ========

A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                  Fiscal Year
                                             --------------------
                                              2005    2004   2003
                                             -----   -----   ----
                                               %       %       %
Provision at Federal statutory rate          (35.0)   35.0   35.0

State income taxes, net of Federal benefit     0.5     2.5    2.0
Foreign tax rate differences                  (0.1)    0.1   (0.5)
Expenses not deductible for tax purposes      (0.2)   (0.1)   1.2
Approved enterprise benefit                   (0.3)     --     --
Non-deductible write-off of in-process
   research and development                   40.9      --     --
Inventory basis step-up                        0.9      --     --
Tax examination adjustment                      --   (12.4)    --
Other                                           --    (1.1)  (0.4)
                                             -----   -----   ----
Effective income tax rate                      6.7    24.0   37.3
                                             =====   =====   ====

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

In January 2004, the Company was notified by the Internal Revenue Service that it had concluded the routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company reduced its income tax accrual associated with these audits, resulting in a one-time income tax benefit of $13,100 in the second quarter of fiscal 2004. In August 2005, the Company was notified by the IRS that it has resolved all tax years through fiscal 2004. Additionally, the Israeli Tax Authority has completed its audit cycle for all tax years through calendar 2002. No adjustment will be necessary to the income statement in fiscal 2006 as a result of these notifications. The Company believes it has appropriately accrued for probable Federal and Israeli income tax exposures for all tax years that remain open.

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

                                                Fiscal Year
                                            -------------------
                                              2005       2004
                                            --------   --------
Deferred income tax asset (liability):
   Property and equipment                   $(60,382)  $(25,209)
   Inventory basis differences                12,295      9,941
   Accrued liabilities                        23,932     13,941
   Allowance for doubtful accounts             9,935      2,436
   State operating loss carry forward         61,553     60,774
   Capital loss carry forwards                 1,090      1,284
   Other, net                                 12,855      2,357
                                            --------   --------
Subtotal                                      61,278     65,524
   Valuation allowance for carry forwards    (62,365)   (61,140)
                                            --------   --------
Net deferred income tax asset (liability)   $ (1,087)  $  4,384
                                            ========   ========

The above amounts are classified in the consolidated balance sheet as follows:

                                               June 25,   June 26,
                                                 2005       2004
                                               --------   --------
Assets                                         $ 82,951   $ 38,014
Liabilities                                     (84,038)   (33,630)
                                               --------   --------
   Net deferred income tax asset (liability)   $ (1,087)  $  4,384
                                               ========   ========

At June 25, 2005, the Company had state net operating loss carry forwards of $61,553 and a capital loss carry forward of $1,090. At June 25, 2005, a valuation allowance of $61,275 had been provided for the state net operating loss and a $1,090 valuation allowance had been provided for the capital loss as utilization of such carry forwards within the applicable statutory periods is uncertain. The state net operating loss carry forward expires through 2025, while the capital loss carry forward expires through 2009. Both expiring state net operating loss carry forwards and expiring capital loss carry forwards and the required valuation allowances are adjusted annually. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.

Tax Rate Reductions in Israel

In July 2004, an amendment to the Income Tax Ordinance was enacted. One provision of this amendment is to gradually reduce the statutory corporate tax rate from 36% to 30% as follows: 35% for 2004, 34% for 2005, 32% for 2006 and 30% for 2007 and thereafter. A newly enacted law that becomes effective January 1, 2006 further reduces the statutory corporate tax rate as follows: 31% for 2006, 29% for 2007, 28% for 2008, 27% for 2009 and

25% for 2010 and thereafter. Since this tax law was not enacted until after the end of the fiscal year, the related deferred tax assets and liabilities will be adjusted accordingly in the first quarter of fiscal 2006.

Tax Exemptions in Israel

Certain of the Company's Israel subsidiaries have been granted approved enterprise status under the Law for the Encouragement of Capital Investments
(1959). Income derived from such entities is entitled to various tax benefits beginning in the year the subsidiary first generates taxable income. These benefits apply to an entity depending on certain elections. Certain subsidiaries have elected alternative tax benefits and are entitled to tax exemption for ten years. The period of benefits for these subsidiaries expires between 2008 and 2012. Certain other subsidiaries have elected investment grant benefits and are entitled to tax exemption for two years followed by a reduced tax rate of 10% to 25% for the five following years. The period of benefits for these subsidiaries, some of which have not started, expire not later than 2016. One subsidiary with establishment approval and elected alternative tax benefits is entitled to tax exemption for ten years. The period of benefits for this subsidiary, which has not started, expires in 2016. Once the benefits period expires, income from these subsidiaries will be taxed at the applicable statutory rate.

These benefits are generally granted with the understanding that cash dividends will not be distributed from the affected income. Should dividends be distributed out of tax exempt income, the subsidiary would be required to pay a 10% to 25% tax on the distribution. The Company does not currently intend to cause distribution of a dividend which would involve additional tax liability in the foreseeable future; therefore, no provision has been made for such tax.

Certain other conditions apply to maintain entitlement to these tax benefits. Failure to comply with these conditions may cancel the benefits, in whole or in part, and repayment of the amount of tax benefits with interest may be required. All affected subsidiaries are currently in compliance with these conditions.

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through 2014. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2006--$7,066; 2007--$5,465; 2008--$4,326;
2009--$2,937; 2010 and thereafter -- $11,374. Rent expense under all leases was $8,394, $6,766 and $7,779 for fiscal 2005, 2004 and 2003, respectively.

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

In connection with the Alpharma, Inc. agreement and the related FTC settlement in fiscal 2004, the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another, filed on behalf of Company customers (i.e., retailers) and the other consisting of four class action suits filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. While the Company has been defending these claims, it has also participated in settlement negotiations with the plaintiffs. The most recent negotiations lead the Company to believe it may settle all of the lawsuits for a combination of cash payments and product donations, the aggregate value of which the Company anticipates will approximate $4,500. The Company recorded a charge of $4,500 in the fourth quarter fiscal 2005 as its best estimate of the combined expected cost of the settlements. While the Company believes the estimates are reasonable, the amount of future payments cannot be assured and may be materially different than the recorded charge.

The Company is currently defending numerous individual lawsuits pending in various state and federal courts involving phenylpropanolamine (PPA), an ingredient used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in the U.S. in November 2000 at the request of the United States Food and Drug Administration (FDA). These cases allege that the plaintiff suffered injury, generally some type of stroke, from ingesting PPA-containing products. Many of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

In addition to the foregoing discussion, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flow could be materially impacted in a particular period.

NOTE M - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           First      Second        Third       Fourth
Fiscal 2005                               Quarter   Quarter(1)   Quarter(2)   Quarter(3)
-----------                              --------   ----------   ----------   ----------
Net sales                                $227,719    $251,748    $ 220,093     $324,538
Gross profit                               64,713      67,056       62,961       65,659
Net income (loss)                          17,578      15,838     (379,436)      (6,963)
Basic earnings (loss) per share              0.25        0.22        (5.15)       (0.07)
Diluted earnings (loss) per share            0.24        0.22        (5.15)       (0.07)
   Weighted average shares outstanding
      Basic                                70,948      71,206       73,660       93,480
      Diluted                              73,043      73,285       73,660       93,480

                                           First      Second       Third      Fourth
Fiscal 2004                               Quarter   Quarter(4)    Quarter   Quarter(5)
-----------                              --------   ----------   --------   ----------
Net sales                                $211,839    $247,377    $232,863    $206,125
Gross profit                               60,020      76,179      68,755      63,010
Net income                                 16,508      38,235      17,739       8,085
Basic earnings per share                     0.24        0.55        0.25        0.11
Diluted earnings per share                   0.23        0.53        0.24        0.11
   Weighted average shares outstanding
      Basic                                70,040      69,967      70,296      70,671
      Diluted                              71,809      71,500      72,598      73,277

(1) Includes pre-tax charge of $8,300 for costs related to loratadine syrup product recall.

(2) Includes pre-tax charges of $388,600 for write-off of in-process research and development, $6,382 for restructuring costs and $4,625 for integration costs following the Agis acquisition.

(3) Includes the results of operations for Agis for the three months ended May 31, 2005. Includes pre-tax charges of $23,392 for write-off of step-up in value of inventory related to Agis acquisition, $4,500 for estimate of settlement agreements related to class action lawsuits, $3,200 for estimate of obsolescence expense for pseudoephedrine-related inventory, $2,391 for amortization of intangible assets acquired in the Agis acquisition and $2,000 for costs related to infants' drops product recall.

(4)  Includes income of $13,100 related to tax examination.

(5)  Includes pre-tax charge of $4,750 related to the FTC settlement.

NOTE N - SEGMENT INFORMATION

The Company has realigned its segment reporting with the acquisition of Agis. The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API along with an Other category. Prior year's segment information has been restated to conform to the current year presentation. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products worldwide. The Rx Pharmaceuticals segment includes the development and sale of prescription drug products worldwide. The API segment includes the development and manufacturing of API products in Israel and Germany. API products are sold to customers worldwide. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments. As a result of this realignment, the Company's Mexico and U.K. segments reported in previous filings are now included in the Consumer Healthcare segment. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. The unallocated portion of these expenses, the write-off of in-process research and development and integration costs related to the acquisition of Agis are reported as a reconciling item in the table below. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note A. Revenues generated outside the U.S. for fiscal 2005, 2004 and 2003 were $168,082, $109,605 and $88,440, respectively, primarily in Israel, the U.K. and Mexico. As of June 25, 2005 and June 26, 2004, the net book value of property and equipment located outside the U.S. was $145,613 and $42,608, respectively. Approximately $82,000 of property and equipment was located in Israel. One customer accounted for 26% of net sales in fiscal 2005, 28% in fiscal 2004 and 27% in fiscal 2003. The Rx Pharmaceuticals segment, API segment and Other category include charges of $7,142, $12,977 and $4,491, respectively, for charges related to the write-off of the step-up of the value of inventory and amortization of intangible assets acquired by purchasing Agis.

                                Consumer    Rx Pharma-                           Unallocated
                               Healthcare    ceuticals      API        Other       expenses       Total
                               ----------   ----------   --------    --------    -----------   ----------
Fiscal 2005
   Net sales                   $  933,280   $ 32,565     $ 23,412    $ 34,841            --    $1,024,098
   Operating income (loss)     $   86,570   $(10,692)    $ (7,164)   $ (4,590)    $(394,597)   $ (330,473)
   Operating income (loss) %          9.3%     (32.8)%      (30.6)%     (13.2)%          --         (32.3)%
   Total assets                $1,042,033   $310,521     $186,988    $165,434            --    $1,704,976
   Capital expenditures        $   22,942   $    719     $  3,118    $     45            --    $   26,824
   Property and equip, net     $  227,573   $ 13,424     $ 57,590    $ 25,214            --    $  323,801
   Depreciation/amortization   $   29,471   $  2,294     $  2,146    $    902            --    $   34,813

Fiscal 2004
   Net sales                   $  898,204         --           --          --            --    $  898,204
   Operating income (loss)     $  107,857   $ (4,961)          --          --            --    $  102,896
   Operating income (loss)%          12.0%        --           --          --            --          11.4%
   Total assets                $  759,094         --           --          --            --    $  759,094
   Capital expenditures        $   28,294         --           --          --            --    $   28,294
   Property and equip, net     $  227,641         --           --          --            --    $  227,641
   Depreciation/amortization   $   28,317        135           --          --            --    $   28,452

Fiscal 2003
   Net sales                   $  834,100         --           --          --            --    $  834,100
   Operating income            $   85,178         --           --          --            --    $   85,178
   Operating income %                10.2%        --           --          --            --          10.2%
   Total assets                $  643,970         --           --          --            --    $  643,970
   Capital expenditures        $   32,296         --           --          --            --    $   32,296
   Property and equip, net     $  218,778         --           --          --            --    $  218,778
   Depreciation/amortization   $   26,126         --           --          --            --    $   26,126

NOTE O - RESTRUCTURING CHARGES

In connection with the acquisition of Agis, the Company reviewed its Consumer Healthcare segment's operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The implementation of the plan began on March 24, 2005 and is expected to be completed in its entirety by March 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232. Fair value was determined by the Company using discounted future cash flows. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded employee termination benefits of $3,150. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statements of income of fiscal 2005. The activity of the restructuring reserve is detailed in the following table:

                            Fiscal 2005 Restructuring
                               Employee Termination
                            -------------------------
Balance at March 26, 2005             $3,150
Payments                                (998)
                                      ------
Balance at June 25, 2005              $2,152
                                      ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

As indicated in Management's Report on Internal Control over Financial Reporting, management has excluded from the evaluation of internal control over financial reporting (ICFR) the internal controls of Agis Industries (1983) Ltd.
(Agis), which was acquired on March 17, 2005. As of June 25, 2005, total assets subject to Agis' ICFR represented 41% of the Company's consolidated total assets. Net sales subject to Agis' ICFR represented 11% of the Company's consolidated total net sales for fiscal 2005.

Upon consummation of the purchase of Agis, an Israeli company, the Company performed an initial assessment of Agis' ICFR to gain a high-level understanding of the internal control structure within Agis. The assessment included Agis' locations in Israel, Germany and New York. This assessment coupled with integration activities over the last several months has confirmed certain material weaknesses within this subsidiary's ICFR. The material weaknesses are summarized as follows:

     - The information technology general controls related to change management, security and operations are insufficient.

     - The financial statement close process relies heavily upon manual rather than automated system process controls and places significant reliance on uncontrolled spreadsheets.

     -    Utilization of technology to automate processes is insufficient.

     - Formal policies and procedures in many functions including the financial statement close, purchasing, payroll, treasury and information technology operations do not exist.

     -    Formal policies to reflect the tone of top management do not exist.

The Company believes the only option to remediate the majority of these weaknesses is to implement new information systems to streamline operations and incorporate the appropriate level of internal controls. The new information systems are expected to be operational in November 2006. The implementation timing will result in material weaknesses existing in the Company's Israeli operations at the end of fiscal 2006. Management has concluded that attempting to remediate the existing legacy systems for compliance purposes would be costly and a poor use of shareholders' resources since the systems must be replaced for operational purposes. As a result, management planned an approach to correct these issues in a manner that is believed to be in the best interest of its shareholders and will provide long-term value to the Company. The plan highlights are summarized below:

     - A member of the corporate finance department has been relocated to the Israeli location. This individual will be involved in various integration issues including internal controls in the financial statement close process.

     - Appropriate policies will be implemented at the new subsidiaries during the first three quarters of fiscal 2006.

     - The New York location's information systems will be converted to the Company's existing systems. Significant progress has been made for this conversion with completion expected late in the second quarter of fiscal 2006. The Company expects to report that the ICFR for this location and the Germany location will be effective by the end of fiscal 2006. These two locations are approximately 60% of the fiscal 2005 fourth quarter revenues of Agis.

     - The Israel locations' information systems infrastructure will be modified to align with the Company's standards. These changes will include introducing new technology, change management controls, adequate security, formal operations and program development processes. The most significant phase of this transformation is expected to be complete in the fourth quarter of fiscal 2006. These enhancements will result in sufficient information systems general controls and lay the foundation for the implementation of a new ERP system in Israel.

     - Preliminary work has commenced on the implementation of a new ERP system in Israel with appropriate diligence to ensure proper internal controls and efficiencies are built into the new system. The anticipated implementation completion date is November 2006. Management expects to conclude that the ICFR for Israel will be effective as of the end of fiscal 2007.

     - The Company's internal Sarbanes-Oxley compliance team and internal audit group will work with the business throughout these transformations to help ensure the appropriate policies, processes and internal controls are put in place. Additionally, as new controls are introduced, these groups will be periodically verifying the controls are operating as intended throughout fiscal 2006 and 2007.

The Company will continue to provide updates on the remediation plan in its quarterly reports on Form 10-Q and in its annual report on Form 10-K.

As of June 25, 2005, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, evaluation and consideration of the foregoing discussion of Agis' ICFR, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective at a reasonable assurance level. The Company is actively seeking to remedy the deficiencies related to Agis identified herein. Other than the deficiencies related to Agis, the Chief Executive Officer and Chief Financial Officer did not note any other material weaknesses or significant deficiencies in the Company's disclosure controls and procedures during their evaluation.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management's assessment of the design and effectiveness of its internal control as part of this Form 10-K. The independent registered public accounting firm of BDO Seidman, LLP also attested to, and reported on, management's assessment of the internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in this 10-K under the captions entitled "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

In connection with the evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's ICFR pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 25, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the Company's ICFR, other than changes that resulted from the acquisition of Agis as described above.

Item 9B. Other Information.

Not applicable.

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

(a)  Directors of the Company.

     This information is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting under the heading "Election of Directors".

(b)  Executive Officers of the Company.

     See Part I, Additional Item of this Form 10-K.

(c)  Audit Committee Financial Expert.

     This information is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting under the heading "Board of Directors and Committees".

(d)  Identification and Composition of the Audit Committee.

     This information is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting under the heading "Board of Directors and Its Committees".

(e)  Compliance with Section 16(a) of the Exchange Act.

     This information is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance".

(f)  Code of Ethics.

     This information is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting under the heading "Corporate Governance".

Item 11. Executive Compensation.

This information is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting under the headings "Executive Compensation" and "Director Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting under the heading "Ownership of Perrigo Common Stock". Information concerning equity compensation plans is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting under the heading "Equity Compensation Plan Information".

Item 13. Certain Relationships and Related Transactions.

This information is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting under the headings "Director Compensation and Certain Transactions".

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting under the heading "Independent Accountants".

                                    PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed or incorporated by reference as part of this Form 10-K:

1.   All financial statements. See Index to Consolidated Financial Statements.

2.   Financial Schedules.

     Schedule II - Valuation and Qualifying Accounts.

     Schedules other than the one listed are omitted because the required information is included in the footnotes, immaterial or not applicable.

3.   Exhibits:

2(a)     Agreement and Plan of Merger dated as of November 14, 2004, among
         Registrant, Agis Industries (1983) Ltd. and Perrigo Israel
         Opportunities Ltd., incorporated by reference from Appendix A to the Registrant's Proxy Statement/Prospectus included in the Registrant's
         Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

3(a) Amended and Restated Articles of Incorporation of Registrant, as amended, incorporated by reference from the Registrant's Form 10-Q filed on February 2, 2005.

3(b) Restated Bylaws of Registrant, as amended through March 1, 2005, incorporated by reference from the Registrant's Form 8-K filed on March
         3, 2005.

4(a) Shareholders' Rights Plan, incorporated by reference from the Registrant's Form 8-K filed on April 10, 1996. (SEC File No. 00-19725).

4(b)     Registration Rights Agreement, dated as of November 14, 2004, between
         Registrant and Moshe Arkin, incorporated by reference from Appendix H to the Registrant's Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

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

10(i)* Registrant's Management Incentive Bonus Plan, effective June 29, 2003, incorporated by reference from the Registrant's Form 10-Q filed on October 23, 2003.

10(j)* Registrant's Management Incentive Bonus Plan, effective June 27, 2004, incorporated by reference from the Registrant's Form 10-Q filed on October 26, 2004.

10(k)*   Amendment to Employment Agreement dated as of June 30, 2005, between
         Registrant and David T. Gibbons, incorporated by reference from the Registrant's Form 8-K filed on July 6, 2005.

10(l)* Separation and General Release Agreement entered into on June 29, 2005, between Registrant and Mark P. Olesnavage, incorporated by reference from the Registrant's Form 8-K filed on July 6, 2005.

10(m)* Separation and General Release Agreement entered into on July 5, 2005, between Registrant and F. Folsom Bell, incorporated by reference from the Registrant's Form 8-K filed on July 6, 2005.

10(n)*   Employment Agreement, dated as of November 14, 2004, among Registrant,
         Agis Industries (1983) Ltd. and Rafael Lebel, incorporated by reference from the Registrant's Form 8-K filed on March 22, 2005.

10(o)    Credit Agreement, dated as of March 16, 2005, among Registrant, the
         Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Bank Leumi USA, as syndication agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the
         Midwest, as documentation agents, incorporated by reference from the Registrant's Form 10-Q filed on May 5, 2005.

10(p)    Letter of Undertaking of Perrigo Israel Holdings Ltd. dated March 16,
         2005, incorporated by reference from the Registrant's Form 10-Q filed on May 5, 2005.

10(q)    Cash Collateral Pledge Agreement dated as of March 16, 2005 between
         Perrigo International, Inc., as Pledgor, and Bank Hapoalim B.M, incorporated by reference from the Registrant's Form 10-Q filed on May
         5, 2005.

10(r) Guaranty of Perrigo International, Inc. dated March 16, 2005, incorporated by reference from the Registrant's Form 10-Q filed on May
         5, 2005.

10(s)    Contract, dated as of December 19, 2001, between Arkin Real Estate
         Holdings (1961) Ltd. and Agis Industries (1983) Ltd., incorporated by reference from the Registrant's Form 10-Q filed on May 5, 2005.

10(t)*   Employment Agreement, dated as of November 14, 2004, among Registrant,
         Agis Industries (1983) Ltd. and Moshe Arkin, incorporated by reference from Appendix I to the Registrant's Proxy Statement/Prospectus included in Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

10(u)* Form of Non-qualified Stock Option Agreement, incorporated by reference from the Registrant's 10-Q filed on February 2, 2005.

10(v)* Form of Restricted Stock Agreement, incorporated by reference from the Registrant's 10-Q filed on February 2, 2005.

10(w)    Undertaking Agreement, dated as of November 14, 2004, among Registrant,
         Agis Industries (1983) Ltd. and Moshe Arkin, incorporated by reference from Appendix D to the Registrant's Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No.
         333-

         121574), filed and declared effective on February 14, 2005.

10(x) Nominating Agreement, dated as of November 14, 2004, between Registrant and Moshe Arkin, incorporated by reference from Appendix F to the Registrant's Proxy Statement/Prospectus included in the Registrant's
         Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

10(y)    Lock-Up Agreement, dated as of November 14, 2004, among Moshe Arkin,
         Registrant and Perrigo Israel Opportunities Ltd., incorporated by reference from Appendix G the Registrant's Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No.
         333-121574), filed and declared effective on February 14, 2005.

10(z)    Voting Agreement, dated as of November 14, 2004, between Agis
         Industries (1983) Ltd. and Michael J. Jandernoa, incorporated by reference from Appendix E the Registrant's Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No.
         333-121574), filed and declared effective on February 14, 2005.

21       Subsidiaries of the Registrant.

23       Consent of BDO Seidman, LLP.

24       Power of Attorney (see signature page).

31       Rule 13a-14(a) Certifications.

32       Section 1350 Certifications.

*    Denotes management contract or compensatory plan or arrangement.

(b)  Exhibits.

     The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)  Financial Statement Schedules.

     The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 PERRIGO COMPANY
                                 (in thousands)

                                  Balance at    Net Bad                               Balance
                                   Beginning     Debt                                at End of
Description                        of Period   Expenses   Deductions(1)   Other(2)     Period
-----------                       ----------   --------   -------------   --------   ---------
Year Ended June 28, 2003:
Allowances deducted from
   asset accounts:
   Allowances for
      uncollectible accounts        $ 8,465    $ 2,476         $699            --     $10,242

Year Ended June 26, 2004:
Allowances deducted from
   asset accounts:
   Allowances for
      uncollectible accounts        $10,242    $(1,228)        $718            --     $ 8,296

Year Ended June 25, 2005:
Allowances deducted from
   asset accounts:
   Allowances for
      uncollectible accounts        $ 8,296    $   621         $379        $1,832     $10,370

(1)  Uncollectible accounts charged off, net of recoveries.

(2)  Consists of allowances assumed in the acquisition of Agis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal ended June 25, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 7th of September 2005.

                                        PERRIGO COMPANY


                                        By: /s/ David T. Gibbons
                                            ------------------------------------
                                            David T. Gibbons
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints David T. Gibbons, Douglas R. Schrank and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 25, 2005 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 25, 2005 has been signed by the following persons in the capacities indicated on September 7, 2005.

              Signature                                   Title
              ---------                                   -----


/s/ David T. Gibbons                    Chairman of the Board, President, and
-------------------------------------   Chief Executive Officer
David T. Gibbons                        (Principal Executive Officer and
                                        Director)


/s/ Douglas R. Schrank                  Executive Vice President and Chief
-------------------------------------   Financial Officer
Douglas R. Schrank                      (Principal Accounting and Financial
                                        Officer)


/s/ Moshe Arkin                         Vice Chairman and Director
-------------------------------------
Moshe Arkin


/s/ Laurie Brlas                        Director
-------------------------------------
Laurie Brlas


/s/ Gary M. Cohen                       Director
-------------------------------------
Gary M. Cohen


/s/ Peter R. Formanek                   Director
-------------------------------------
Peter R. Formanek


/s/ Larry D. Fredricks                  Director
-------------------------------------
Larry D. Fredricks


/s/ Judith A. Hemberger                 Director
-------------------------------------
Judith A. Hemberger


/s/ Michael J. Jandernoa                Director
-------------------------------------
Michael J. Jandernoa


/s/ Gary K. Kunkle, Jr.                 Director
-------------------------------------
Gary K. Kunkle, Jr.


/s/ Herman Morris, Jr.                  Director
-------------------------------------
Herman Morris, Jr.

                                  EXHIBIT INDEX

Exhibit   Document
-------   --------
   21     Subsidiaries of the Registrant.

   23     Consent of BDO Seidman, LLP.

   31     Rule 13a-14(a) Certifications.

   32     Section 1350 Certifications.