Form 10-Q
period 2005-09-24
PERRIGO CO
filed 2005-10-27
CIK 820096

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 24, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-19725

                                 PERRIGO COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MICHIGAN                                             38-2799573
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

       515 EASTERN AVENUE
       ALLEGAN, MICHIGAN                                            49010
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

As of October 21, 2005 the registrant had 93,411,992 outstanding shares of common stock.

================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
ended September 24, 2005 and September 25, 2004                              1

Condensed consolidated balance sheets -- September 24, 2005,
June 25, 2005 and September 25, 2004                                         2

Condensed consolidated statements of cash flows -- For the quarters
ended September 24, 2005 and September 25, 2004                              3

Notes to condensed consolidated financial statements                         4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       11

Item 3. Quantitative and Qualitative Disclosures About Market Risks         18

Item 4. Controls and Procedures                                             18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 6. Exhibits                                                            21

SIGNATURES                                                                  22

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                               First Quarter
                                                           --------------------
                                                             2006        2005
                                                           --------   ---------
Net sales                                                  $319,734    $227,719
Cost of sales                                               232,818     163,006
                                                           --------    --------
Gross profit                                                 86,916      64,713
                                                           --------    --------

Operating expenses
   Distribution                                               7,150       4,193
   Research and development                                  12,649       6,354
   Selling and administration                                46,388      27,540
                                                           --------    --------
      Total                                                  66,187      38,087

Operating income                                             20,729      26,626
Interest and other, net                                       2,780        (840)
                                                           --------    --------

Income before income taxes                                   17,949      27,466
Income tax expense                                            5,038       9,888
                                                           --------    --------
Net income                                                 $ 12,911    $ 17,578
                                                           ========    ========

Earnings per share
   Basic                                                   $   0.14    $   0.25
   Diluted                                                 $   0.14    $   0.24

Weighted average shares outstanding
   Basic                                                     93,188      70,948
   Diluted                                                   94,314      73,043

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  September 24,    June 25,    September 25,
                                                                       2005          2005           2004
                                                                  -------------   ----------   -------------
                                                                   (unaudited)                  (unaudited)
Assets
Current assets
   Cash and cash equivalents                                       $   25,118     $   16,707      $  9,734
   Investment securities                                               15,823         17,761       132,080
   Accounts receivable                                                212,433        210,308       112,624
   Inventories                                                        269,695        272,980       181,837
   Current deferred income taxes                                       49,870         55,987        29,306
   Prepaid expenses and other current assets                           39,270         35,064        11,017
                                                                   ----------     ----------      --------
      Total current assets                                            612,209        608,807       476,598

Property and equipment                                                594,464        586,306       463,241
   Less accumulated depreciation                                      275,758        262,505       240,144
                                                                   ----------     ----------      --------
                                                                      318,706        323,801       223,097

Restricted cash                                                       400,000        400,000            --
Goodwill                                                              144,362        150,293        35,919
Other intangible assets                                               144,315        147,967         8,039
Non-current deferred income taxes                                      26,828         26,964         8,761
Other non-current assets                                               44,617         47,144         9,716
                                                                   ----------     ----------      --------
                                                                   $1,691,037     $1,704,976      $762,130
                                                                   ==========     ==========      ========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                $  142,361     $  142,789      $ 83,516
   Notes payable                                                       19,303         25,345         9,465
   Payroll and related taxes                                           37,788         42,326        20,857
   Accrued customer programs                                           40,129         41,666        16,210
   Accrued liabilities                                                 56,821         57,532        28,541
   Accrued income taxes                                                25,903         21,225         7,417
   Current deferred income taxes                                       10,980          9,659         4,044
                                                                   ----------     ----------      --------
      Total current liabilities                                       333,285        340,542       170,050

Non-current liabilities
   Long-term debt                                                     670,814        656,128            --
   Non-current deferred income taxes                                   56,586         74,379        29,259
   Other non-current liabilities                                       37,715         43,090         6,898
                                                                   ----------     ----------      --------
      Total non-current liabilities                                   765,115        773,597        36,157

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized            --             --            --
   Common stock, without par value, 200,000 shares authorized         523,093        527,748       108,321
   Accumulated other comprehensive income (loss)                       (4,402)        (1,687)        2,817
   Retained earnings                                                   73,946         64,776       444,785
                                                                   ----------     ----------      --------
      Total shareholders' equity                                      592,637        590,837       555,923
                                                                   ----------     ----------      --------
                                                                   $1,691,037     $1,704,976      $762,130
                                                                   ==========     ==========      ========

Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                 $   10,207     $   10,370      $  7,971
   Allowance for inventory                                         $   37,164     $   34,028      $ 21,124
   Working capital                                                 $  278,924     $  268,265      $306,548
   Preferred stock, shares issued                                          --             --            --
   Common stock, shares issued                                         93,561         93,903        71,208

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          First Quarter
                                                       -------------------
                                                         2006       2005
                                                       --------   --------
Cash Flows From (For) Operating Activities
   Net income                                          $ 12,911   $ 17,578
   Adjustments to derive cash flows
      Depreciation and amortization                      14,296      7,092
      Share-based compensation                            2,403      1,578
      Deferred income taxes                              (1,072)      (410)

Changes in operating assets and liabilities
      Accounts receivable                                (1,559)   (25,543)
      Inventories                                         3,776     (6,676)
      Accounts payable                                     (723)    (5,463)
      Payroll and related taxes                          (4,631)   (20,535)
      Accrued customer programs                          (1,537)     2,999
      Accrued liabilities                                (2,938)    (1,937)
      Accrued income taxes                                2,757      7,422
      Other                                              (5,961)       918
                                                       --------   --------
         Net cash from (for) operating activities        17,722    (22,977)
                                                       --------   --------

Cash Flows (For) From Investing Activities
   Purchase of securities                               (19,438)   (29,900)
   Proceeds from sales of securities                     21,372     60,950
   Additions to property and equipment                   (8,228)    (2,394)
   Acquisition of assets                                     --     (5,000)
                                                       --------   --------
         Net cash (for) from investing activities        (6,294)    23,656
                                                       --------   --------

Cash (For) From Financing Activities
   Repayments of short-term debt, net                    (6,104)       (92)
   Borrowings of long-term debt                          15,000         --
   Tax (expense) benefit of stock transactions             (500)       118
   Issuance of common stock                               2,000      3,101
   Repurchase of common stock                            (8,558)      (122)
   Cash dividends                                        (3,741)    (2,487)
                                                       --------   --------
         Net cash (for) from financing activities        (1,903)       518
                                                       --------   --------

         Net increase in cash and cash equivalents        9,525      1,197
Cash and cash equivalents, at beginning of period        16,707      8,392
Effect of exchange rate changes on cash                  (1,114)       145
                                                       --------   --------
Cash and cash equivalents, at end of period            $ 25,118   $  9,734
                                                       ========   ========

Supplemental Disclosures of Cash Flow Information
   Cash paid/received during the period for:
      Interest paid                                    $  9,210   $    141
      Interest received                                $  5,641   $    562
      Income taxes paid                                $  2,928   $    815
      Income taxes refunded                            $  4,866   $  4,062

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 24, 2005
                    (in thousands, except per share amounts)

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

An evaluation of the Company's classification of cash equivalents indicated that, due to their contractual maturity date, floating and adjustable rate securities were more appropriately classified as investment securities. Accordingly, the Company reclassified floating and adjustable rate securities of $126,810 as of September 25, 2004 from cash and cash equivalents to investment securities in its consolidated balance sheets. The Company has also reclassified the purchases of and proceeds from sales of these securities in its consolidated statements of cash flows, which increased cash flows from investing activities by $26,050 for the three months ended September 25, 2004.

Operating results for the quarter ended September 24, 2005 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 25, 2005.

Significant Events

Update on Pseudoephedrine Sales - The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in the first quarter of fiscal 2006 were approximately $23,000 lower than the first quarter of fiscal 2005. The Company monitors this issue continuously and consequently, recorded an additional charge of $2,400 in the first quarter of fiscal 2006 for estimated obsolete inventory on hand. Products containing pseudoephedrine generated approximately $182,000 of the Company's revenues in fiscal 2005. Sales for fiscal 2006 are expected to be $110,000 to $120,000. Based on recent events in the retail market, legislative actions and the resulting lost sales, management believes that these issues will continue to have a significant adverse effect on the Company's results of operations in fiscal 2006.

Product Recall - In September 2005, the Company initiated a voluntary retail-level recall of all affected lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap. The recall is not safety related and there have been no reports of injury or illness related to the leakage of this product. The cost to write off the Company's on-hand inventories and the cost of return and disposal are estimated to be $2,750. The charge reduced operating income by $2,750 and earnings per share by $0.03 for the first quarter of fiscal 2006.

New Accounting Pronouncements

During the first quarter of fiscal 2006, the Company adopted the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 123(R), "Share-Based Payment". All share-based compensation for employees, directors and others is granted under the Company's 2003 Long-Term Incentive Plan. The weighted average fair value per share for options granted was estimated using the Black-Scholes option pricing model. Share-based compensation costs are included in operating expenses. Since the Company began expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS 123 in December 2002, the adoption of SFAS 123(R) did not have a significant impact on its consolidated financial statements or results of operations. In accordance with the disclosure requirements of the pronouncement, the Company reclassified unearned compensation to common stock in the Company's condensed consolidated balance sheets as of June 25, 2005 and September 25, 2004.

During the first quarter of fiscal 2006, the Company prospectively adopted the provisions of SFAS 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4". SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The Company's accounting policies align to the rules and the adoption of this statement did not impact the Company's consolidated financial position or results of operations.

In October 2004, the FASB issued FSP 109-1, "Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", effective upon issuance. The FSP provides guidance on the application of SFAS 109, "Accounting for Income Taxes", to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. According to FSP 109-1, the deduction should be accounted for as a special deduction in accordance with SFAS 109. Based on preliminary evaluations of FSP 109-1, the Company does not anticipate a significant impact on fiscal 2006 results of operations.

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                       First Quarter
                                                     -----------------
                                                       2006      2005
                                                     -------   -------
Numerator:
Net income used for both basic and diluted EPS       $12,911   $17,578
                                                     =======   =======

Denominator:
Weighted average shares outstanding for basic EPS     93,188    70,948

Dilutive effect of share-based awards                  1,126     2,095
                                                     -------   -------
Weighed average shares outstanding for diluted EPS    94,314    73,043
                                                     =======   =======

Share-based awards outstanding that are anti-dilutive were 3,852 and 481 for the first quarter of fiscal 2006 and 2005, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                  September 24,   June 25,   September 25,
                       2005         2005          2004
                  -------------   --------   -------------
Finished goods       $133,347     $135,955      $ 75,045
Work in process        60,708       58,588        59,411
Raw materials          75,640       78,437        47,381
                     --------     --------      --------
                     $269,695     $272,980      $181,837
                     ========     ========      ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $37,164 at September 24, 2005, $34,028 at June 25, 2005 and $21,124 at September 25, 2004.

NOTE D - GOODWILL

There were no acquisitions, dispositions or impairments of goodwill during the first quarter of fiscal 2006. The Company recorded an adjustment to goodwill that was originally established in connection with the Company's acquisition of Agis Industries (1983) Ltd. (Agis) on March 17, 2005. The adjustment was for changes in tax-related assets and liabilities and additional termination liabilities for the Company's New York facility. A summary of goodwill, by reportable segment is as follows:

                                    Consumer           Rx
                                   Healthcare   Pharmaceuticals     API       Total
                                   ----------   ---------------   -------   --------
Balance as of June 25, 2005          $35,919        $65,608       $48,766   $150,293
Goodwill adjustment                       --         (3,795)       (2,136)    (5,931)
                                     -------        -------       -------   --------
Balance as of September 24, 2005     $35,919        $61,813       $46,630   $144,362
                                     =======        =======       =======   ========

NOTE E - OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

                                               September 24,   June 25,   September 25,
                                                    2005         2005          2004
                                               -------------   --------   -------------
Short-term debt:
   Swingline loan                                 $  4,135     $ 10,198           --
   Bank loan - Germany subsidiary                    8,651        8,652           --
   Bank loan - U.K. subsidiary                       2,161        2,188       $3,927
   Bank loans - Mexico subsidiary                    4,356        4,307        5,538
                                                  --------     --------       ------
      Total                                         19,303       25,345        9,465
                                                  --------     --------       ------

Long-term debt:
   Revolving line of credit                        130,000      115,000           --
   Term loan                                       100,000      100,000           --
   Letter of undertaking - Israel subsidiary       400,000      400,000           --
   Debenture - Israel subsidiary                    40,814       41,128           --
                                                  --------     --------       ------
      Total                                        670,814      656,128           --
                                                  --------     --------       ------

      Total debt                                  $690,117     $681,473       $9,465
                                                  ========     ========       ======

The terms of the loan related to the letter of undertaking indicated above require that the Company maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan.

NOTE F - POSTRETIREMENT MEDICAL BENEFITS

The Company has an unfunded postretirement plan (plan) that provides medical benefits to eligible retired employees and their dependents. The cost of postretirement medical benefits is accrued by the Company over the service lives of the employees based on actuarial calculations for the plan. Effective January 1, 2004, the plan was modified to limit the amount of benefits the Company provides to retirees each year, adjusted annually for inflation.

                                                              First Quarter
                                                              -------------
                                                               2006    2005
                                                              -----   -----
Components of expense as provided by the Company's actuary:
Service cost                                                  $ 151   $ 103
Interest cost                                                    53      56
Amortization of prior year service cost                        (112)   (111)
Amortization of unrecognized net actuarial loss                  39      34
                                                              -----   -----
Net expense                                                   $ 131   $  82
                                                              =====   =====

Retirement benefit claims paid for the first quarter of fiscal 2006 were $25 and are expected to be approximately $135 for the remainder of fiscal 2006.

NOTE G - SHAREHOLDERS' EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased is retired upon purchase. On April 22, 2005, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $30,000. This plan will expire on April 26, 2006. On June 21, 2005, the Company announced the implementation of a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The Company repurchased 606 shares of its common stock for $8,558 and 7 shares for $122 during the first quarter of fiscal 2006 and 2005, respectively. Private party transactions accounted for 110 shares in the first quarter of fiscal 2006 and 7 shares in the first quarter of fiscal 2005.

NOTE H - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                                 First Quarter
                                                               ----------------
                                                                 2006     2005
                                                               -------  -------
Net income                                                     $12,911  $17,578

Other comprehensive income:
   Change in fair value of derivative instruments, net of tax    2,029       --
   Foreign currency translation adjustments                     (5,074)     (75)
   Change in fair value of investment securities, net of tax       330       --
                                                               -------  -------
Comprehensive income                                           $10,196  $17,503
                                                               =======  =======

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

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $460, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of September 24, 2005.

NOTE J - SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API as well as an Other category. Prior year's segment information has been restated to conform to the current year presentation. The Consumer Healthcare segment, API segment and Other category include charges of $318, $1,747 and $2,697, respectively, for the write-off of the step-up in the value of inventory resulting from the Agis acquisition. The write-off of the inventory step-up value was completed in the first quarter of fiscal 2006. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses related to one-time acquisition integration costs and certain corporate services that are not allocated to the segments. Acquisition integration costs were $600 for the first quarter of fiscal 2006.

                                  Consumer    Rx Pharma-                         Unallocated
                                 Healthcare    ceuticals     API       Other       expenses      Total
                                 ----------   ----------   -------   --------    -----------   --------
First Quarter 2006
   Net sales                      $228,633     $29,094     $26,791   $ 35,216           --     $319,734
   Operating income (loss)        $ 13,122     $ 3,836     $ 6,586   $   (659)     $(2,156)    $ 20,729
   Operating income (loss)%            5.7%       13.2%       24.6%      (1.9)%         --          6.5%
   Amortization of intangibles    $  1,382     $ 1,584     $   429   $    240           --     $  3,635

First Quarter 2005
   Net sales                      $227,719          --          --         --           --     $227,719
   Operating income (loss)        $ 27,925     $(1,299)                                        $ 26,626
   Operating income %                 12.3%         --          --         --           --         11.7%
   Amortization of intangibles    $    178          --          --         --           --     $    178

NOTE K - RESTRUCTURING

In connection with the Agis acquisition, the Company reviewed its Consumer Healthcare operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The implementation of the plan began on March 24, 2005 and is expected to be completed in its entirety by March 2006. The Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded employee termination benefits of $3,150 in the fourth quarter of fiscal 2005. The activity of the restructuring reserve is as follows:

                                Fiscal 2005 Restructuring
                                   Employee Termination
                                -------------------------
Balance at June 25, 2005                  $2,152
Payments                                    (700)
                                          ------
Balance at September 24, 2005             $1,452
                                          ======

In connection with the Agis acquisition, the Company accrued $2,727 of restructuring costs, consisting of employee termination benefits for 60 employees and certain lease termination costs. The Company accrued an additional amount of $1,206 for employee termination benefits in the first quarter of fiscal 2006. For accounting purposes, these restructuring costs were included in the allocation of the total purchase price. Employee termination benefits are expected to be paid over the next six to nine months. The activity related to these restructuring costs is as follows:

                                Fiscal 2005 Restructuring
                                -------------------------
                                  Employee       Lease
                                Termination   Termination
                                -----------   -----------
Balance at June 25, 2005           $  374        $1,592
Additions                          $1,206            --
                                   ------        ------
Balance at September 24, 2005      $1,580        $1,592
                                   ======        ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FIRST QUARTER FISCAL YEARS 2006 AND 2005
                    (in thousands, except per share amounts)

OVERVIEW

Acquisition

On March 17, 2005, the Company acquired Agis Industries (1983) Ltd. (Agis). The acquisition resulted in the establishment of new operating and reportable segments. The results of operations related to the Agis acquisition are distributed throughout all of the Company's reportable segments, as described below.

Segments

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API as well as an Other category. Segment information for prior periods has been restated to conform to the current year presentation. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products worldwide. The Rx Pharmaceuticals segment supports the development and sale of prescription drug products. The API segment supports the development and manufacturing of API products in Israel and Germany, with sales to customers worldwide. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments.

Significant Factors Impacting Earnings

The Company continued to be impacted by the legislative and market concerns related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in the first quarter of fiscal 2006 were approximately $23,000 lower than the first quarter of fiscal 2005. The Company took an additional charge of $2,400 in the first quarter of fiscal 2006 for estimated obsolete inventory on hand.

The Company recorded a charge of $2,750 in the first quarter of fiscal 2006 as the Company initiated a voluntary retail-level recall of all affected lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap.

The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first quarter of fiscal 2006 are not necessarily indicative of the results that may be expected for a full year.

RESULTS OF OPERATIONS

CONSUMER HEALTHCARE

                           First Quarter
                       -------------------
                         2006        2005
                       --------   --------
Net sales              $228,633   $227,719

Gross profit           $ 52,791   $ 64,713
Gross profit %             23.1%      28.4%

Operating expenses     $ 39,669   $ 36,788
Operating expenses %       17.4%      16.2%

Operating income       $ 13,122   $ 27,925
Operating income %          5.7%      12.3%

Net Sales

First quarter net sales for fiscal 2006 increased $914 compared to fiscal 2005. The increase included topical OTC products produced at the New York facility acquired in conjunction with the Agis acquisition of approximately $19,000 and new product sales. This increase was largely offset by sales of pseudoephedrine-containing products that were $23,000 lower in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Gross Profit

First quarter gross profit for fiscal 2006 decreased 18% or $11,922 compared to fiscal 2005 primarily due to the lower volume of pseudoephedrine-containing products. Inventory obsolescence expenses were higher than fiscal 2005, including a charge of $2,400 for estimated obsolete pseudoephedrine inventory on hand, but were generally offset by lower production-related costs. The decrease in the first quarter gross profit percentage was primarily attributable to an unfavorable mix of products sold and the lower volume of pseudoephedrine-containing products, which were typically sold at a margin higher than the average product in the Consumer Healthcare segment.

Operating Expenses

First quarter operating expenses for fiscal 2006 increased 8% or $2,881 during fiscal 2006 compared to fiscal 2005 primarily due to expenses related to the New York facility and amortization of intangible assets related to the Agis acquisition. Amortization expense in the first quarter was $1,382 for fiscal 2006 and $178 for fiscal 2005.

RX PHARMACEUTICALS

                            First Quarter
                          -----------------
                            2006      2005
                          -------   -------
Net sales                 $29,094        --

Gross profit              $11,625        --
Gross profit %               40.0%       --

Operating expenses        $ 7,789   $ 1,299
Operating expenses %         26.8%       --

Operating income (loss)   $ 3,836   $(1,299)
Operating income %           13.2%       --

Net Sales and Gross Profit

First quarter net sales and gross profit for fiscal 2006 resulted almost entirely from the Agis acquisition. Gross profit includes a charge of $1,584 for amortization of product-related intangible assets.

In September 2005, the Company initiated a voluntary retail-level recall of all affected lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap. The recall is not safety related and there have been no reports of injury or illness related to the leakage of this product. The cost to write off the value of the Company's on-hand inventories and the cost of return and disposal are estimated to be $2,750. The charge reduced operating income by $2,750 and earnings per share by $0.03 for the first quarter of fiscal 2006.

Operating Expenses

First quarter fiscal 2006 operating expenses increased $6,490. Approximately 80% of the increase resulted from the Agis acquisition. Research and development spending in this segment increased $4,243 from the first quarter of fiscal 2005.

ADDITIONAL INFORMATION

                                                 Unallocated
First Quarter 2006            API       Other      Expenses
                            -------   --------   -----------
Net sales                   $26,791   $ 35,216          --

Gross profit                $12,004   $ 10,496          --
Gross profit %                 44.8%      29.8%

Operating expenses          $ 5,418   $ 11,155     $ 2,156
Operating expenses %           20.2%      31.7%         --

Operating income (loss)     $ 6,586   $   (659)    $(2,156)
Operating income (loss) %      24.6%      (1.9)%        --

Three new operating segments were established as a result of the Agis acquisition. The API segment is a reportable segment. The remaining two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, which comprise the Other category, do not meet the quantitative thresholds required to be separately reportable. Gross profit of the API segment and Other category include charges of $1,747 and $2,697, respectively, for the write-off of the step-up in the value of inventory resulting from the Agis acquisition. Amortization expense was $429 and $240 for the API segment and Other category, respectively. Unallocated expenses relate to one-time acquisition integration costs and certain corporate services that are not allocated to the segments. Acquisition integration costs were $600 for the first quarter of fiscal 2006.

INTEREST AND OTHER (CONSOLIDATED)

First quarter fiscal 2006 net interest expense was $3,869, which included interest expense of $9,347 and interest income of $5,478. Net interest income was $357 for the first quarter of fiscal 2005. The overall higher interest expense in the first quarter of fiscal 2006 was due to the level of long-term debt held by the Company compared to the level of invested cash balances in the first quarter of fiscal 2005. The gross amounts of interest expense and income were high in the first quarter of fiscal 2005 due to the outstanding loan and restricted cash deposit of $400,000 established in connection with the Agis acquisition. Other income was $1,089 for the first quarter of fiscal 2006 compared to $483 for the first quarter of fiscal 2005.

INCOME TAXES (CONSOLIDATED)

First quarter effective tax rate was 28.1% for fiscal 2006 and 36% for fiscal 2005. The Agis acquisition changed the relative composition of U.S. and Foreign income, which is expected to result in a lower effective tax rate than the Company has historically experienced. This tax rate will fluctuate from quarter to quarter depending on the composition of income before tax. Forty-seven percent of income before tax in the first quarter of fiscal 2006 was contributed by foreign entities, generally Israeli, with a tax rate lower than the U.S. statutory rate. The effective tax rate for succeeding quarters is expected to be higher as the Company's U.S. income is likely to be a higher percentage of the total income than in the first quarter. Additionally, due to its intended sale of an equity investment that will result in a capital gain, the Company released a valuation allowance of $1,090 on a capital loss carry forward, which reduced income tax expense in the first quarter of fiscal 2006. The Company recorded additional tax expense of $623 as certain deferred tax assets and liabilities were adjusted as a result of changes in statutory tax rates in Israel. The estimated annualized effective tax rate for fiscal 2006 is between 33% and 34%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities decreased $100,873 to $40,941 at September 24, 2005 from $141,814 at September 25, 2004. Working capital, including cash, decreased $27,624 to $278,924 at September 24, 2005 from $306,548 at September 25, 2004. The Company's priorities for use of cash and investment securities include support of seasonal working capital demands, investment in capital assets, repurchase of common stock and acquisition of complementary businesses that could leverage retailer relationships, offer a product niche opportunity or support geographic expansion.

First quarter net cash provided from operating activities increased by $40,699 to $17,722 for fiscal 2006 compared to cash used for operating activities of $22,977 for fiscal 2005. The contribution of cash flow from operating income of the subsidiaries related to the Agis acquisition offset the reduction in operating income of the Consumer Healthcare segment. The decreased use of cash was primarily due to lower employee bonuses paid in fiscal 2006 and lower accounts receivable from the timing of sales in the Consumer Healthcare segment coupled with reductions in inventory and accounts payable from lower production volumes.

First quarter net cash used for investing activities increased $29,950 to $6,294 for fiscal 2006 compared to cash provided by investing activities of $23,656 for fiscal 2005. In the first quarter of fiscal 2005, the Company liquidated securities held in the U.S. in support of seasonal working capital demands.

First quarter capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are anticipated to be $45,000 to $50,000 for fiscal 2006.

First quarter net cash used for financing activities increased $2,421 to $1,903 for fiscal 2006 compared to cash provided by financing activities of $518 for fiscal 2005. The increase was primarily due to an increase in repurchases of common stock of $8,436, an increase in payments of short-term debt of $6,012 and an increase in dividend payments of $1,254 offset by borrowings of long-term debt of $15,000.

The Company repurchased 606 shares of its common stock for $8,558 and 7 shares for $122 during the first quarter of fiscal 2006 and 2005, respectively. Private party transactions accounted for 110 shares in the first quarter of fiscal 2006 and 7 shares in the first quarter of fiscal 2005.

The Company paid quarterly dividends in the first quarter of $3,741 and $2,487, or $0.04 and $0.035 per share, for fiscal 2006 and 2005, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

GUARANTIES AND CONTRACTUAL OBLIGATIONS

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $460, not to exceed 50% of the joint venture's debt that is not recorded on the Company's condensed consolidated balance sheets as of September 24, 2005.

During the first quarter of fiscal 2006, no material change in contractual obligations occurred.

CRITICAL ACCOUNTING POLICIES

Determination of certain amounts in the Company's financial statements requires the use of estimates. These estimates are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. The accounting policies, discussed below, are considered by management to require the most judgment and are critical in the preparation of the financial statements. These policies are reviewed by the Audit Committee. Other significant accounting policies are included in Note A of the notes to the consolidated financial statements in the Company's annual report on Form 10-K for the fiscal year ended June 25, 2005.

Revenue Recognition and Customer Programs - The Company records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A provision is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. A liability is recorded as revenues are recognized for estimated customer program liabilities, as discussed below.

The Company maintains accruals for customer programs that consist primarily of chargebacks, rebates and shelf stock adjustments.

A chargeback relates to an agreement the Company has with a wholesaler, a retail customer that will ultimately purchase product from a wholesaler or a pharmaceutical buying group for a contracted price that is different than the Company's price to the wholesaler. The wholesaler will issue an invoice to the Company for the difference in the contract prices. The accrual for chargebacks is based on historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by wholesalers to retailers.

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

Changes in these estimates and assumptions related to customer programs may result in additional accruals. The following table summarizes the activity for the balance sheet for accounts receivable allowances and customer program accruals:

                                  First Quarter   Fiscal Year   First Quarter
                                      2006            2005           2005
                                  -------------   -----------   -------------
ACCOUNTS RECEIVABLE ALLOWANCES,
excluding allowance
for doubtful accounts
Balance, beginning of period         $ 10,403      $  3,691        $ 3,691
   Acquisition                             --         5,038             --
   Provision recorded                   4,167         6,631             --
   Credits processed                   (4,620)       (4,957)            --
                                     --------      --------        -------
Balance, end of the period           $  9,950      $ 10,403        $ 3,691
                                     ========      ========        =======

CUSTOMER PROGRAM ACCRUALS
Balance, beginning of period         $ 41,666      $ 13,212        $13,212
   Acquisition                             --        20,488             --
   Provision recorded                  29,812        49,612          8,342
   Credits processed                  (31,349)      (41,646)        (5,344)
                                     --------      --------        -------
Balance, end of the period           $ 40,129      $ 41,666        $16,210
                                     ========      ========        =======

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $10,207 at September 24, 2005, $10,370 at June 25, 2005 and $7,971 at September 25, 2004.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $37,164 at September 24, 2005, $34,028 at June 25, 2005 and $21,124 at September 25, 2004.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing is performed in the second quarter of the fiscal year. Goodwill was $144,362 at September 24, 2005, $150,293 at June 25, 2005 and $35,919 at September 25, 2004.

Other Intangible Assets - Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets were $144,315 at September 24, 2005, $147,967 at June 25, 2005 and $8,039 at September 25, 2004.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $2,182 at September 24, 2005, $1,930 at June 25, 2005 and $4,074 at
September 25, 2004. The accrual for workers' compensation claims was $2,703 at September 24, 2005, $2,472 at June 25, 2005 and $2,249 at September 25, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section

21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" in the Company's Form 10-K for the year ended June 25, 2005 for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks due to changes in currency exchange rates and interest rates.

The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance the Agis acquisition and working capital requirements and interest income earned on its investment of cash on hand. As of September 24, 2005, the Company had invested cash, cash equivalents and investment securities of approximately $41,000 and short and long-term debt, net of restricted cash, of approximately $290,000.

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

Item 4. Controls and Procedures

As of September 24, 2005, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, as well as an evaluation and consideration of the update described below, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are not effective at a reasonable assurance level. Certain material weaknesses in internal control over financial reporting (ICFR) were identified in fiscal year 2005 in connection with integration and initial internal control assessment activities related to the Agis acquisition (this section of

Item 4. Controls and Procedures should be read in conjunction with Item 9A. Controls and Procedures, included in the Company's Form 10-K for the fiscal year ended June 25, 2005). As of September 24, 2005, total assets subject to Agis' ICFR represented approximately 40% of the Company's consolidated total assets. Net sales subject to Agis' ICFR represented approximately 35% of the Company's consolidated total net sales for the quarter ended September 24, 2005.

The Company is actively seeking to remedy these material weaknesses. Other than the deficiencies related to the Agis entities, the Chief Executive Officer and Chief Financial Officer did not note any other material weaknesses in the Company's disclosure controls and procedures during their evaluation.

The following is an update on the Company's remediation plan:

     - The New York location's information systems infrastructure and related policies were converted to align with the Company's existing infrastructure and policies. Additionally, significant progress has been made on converting this location to the Company's ERP system. This conversion is moving in accordance with the timeline of the plan with expected completion late in the second quarter of fiscal 2006.

     - Formal policies to reflect the tone of top management have been introduced to the New York location.

     - The Company still expects to report the ICFR for the New York and Germany locations will be effective by the end of fiscal 2006. These two locations represent approximately 18% of the Company's consolidated fiscal 2006 first quarter revenue.

     - Limited progress has been made in modification of the Israel locations' information systems infrastructure to align with the Company's standards. However, several formal policies and internal control enhancements are expected to be in place late in the second quarter of fiscal 2006. The Company still anticipates completion of this aspect of the remediation plan in the fourth quarter of fiscal 2006.

     - Company management is in the process of deploying certain formal policies to reflect the tone of top management at the Israel locations. This process is expected to be completed late in the second quarter of fiscal 2006.

     - The first stages of an ERP system implementation in Israel are underway.

In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's ICFR pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 24, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the Company's ICFR, other than the infrastructure conversion and implementation of policies at the New York location described above.

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

The table below lists the Company's repurchases of shares of common stock during its most recently completed quarter:

                                                            Total
                                Total        Average   Number of Shares       Value
                              Number of       Price      Purchased as       of Shares
                               Shares       Paid per   Part of Publicly   Available for
       Fiscal 2006          Purchased (1)     Share    Announced Plans      Purchase
-------------------------   -------------   --------   ----------------   -------------
                                                                             $27,100
June 26 to July 30               231         $13.95           231            $23,882
July 31 to August 27             187         $13.74           174            $21,490
August 28 to September 24        188         $14.70            91            $20,160
                                 ---                          ---
Total                            606                          496

(1) Private party transactions accounted for the purchase of 13 shares in the period from July 31 to August 27 and 97 shares in the period from August 28 to September 24.

     Item 6. Exhibits

Exhibit Number   Description
--------------   -----------
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

         10(a)   First Amendment to Credit Agreement, dated as of September 30,
                 2005, among Perrigo Company, the Foreign Subsidiary Borrowers,
                 JPMorgan Chase Bank, N.A., as Administrative Agent for the
                 Lenders, Bank Leumi USA, as Syndication Agent, and Bank of
                 America, N.A., Standard Federal Bank N.A. and National City
                 Bank of the Midwest, as Documentation Agents.

         10(b)   Foreign Subsidiary Borrower Agreement, dated as of September
                 26, 2005, among Chemagis (Germany) GmbH, Perrigo Company and
                 JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement, dated as of March 16, 2005, among Perrigo
                 Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank,
                 N.A., as Administrative Agent, Bank Leumi USA, as Syndication
                 Agent, and Bank of America, N.A., Standard Federal Bank N.A.
                 and National City Bank of the Midwest, as Documentation Agents.

           31    Rule 13a-14(a) Certifications.

           32    Section 1350 Certifications.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PERRIGO COMPANY
                         (Registrant)


Date: October 26, 2005   By: /s/ David T. Gibbons
                         -------------------------------------------------------
                         David T. Gibbons
                         Chairman, President and Chief Executive Officer


Date: October 26, 2005   By: /s/ Douglas R. Schrank
                         -------------------------------------------------------
                         Douglas R. Schrank
                         Executive Vice President and Chief Financial Officer
                         (Principal Accounting and Financial Officer)