Form 10-Q
period 2005-12-24
PERRIGO CO
filed 2006-02-02
CIK 820096

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

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 24, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER [X]    ACCELERATED FILER [ ]   NON-ACCELERATED FILER [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

As of January 27, 2006 the registrant had 93,053,371 outstanding shares of common stock.

================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                PAGE
                                                                                NUMBER
                                                                                ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
 and year-to-date ended December 24, 2005 and December 25, 2004                    1

Condensed consolidated balance sheets -- December 24, 2005, June 25, 2005,
 and December 25, 2004                                                             2

Condensed consolidated statements of cash flows -- For the year-to-date
 ended December 24, 2005 and December 25, 2004                                     3

Notes to condensed consolidated financial statements                               4

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                            12

Item 3. Quantitative and Qualitative Disclosures About Market Risks               21

Item 4. Controls and Procedures                                                   22

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                         23

Item 1A.  Risk Factors                                                            23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds               24

Item 4.  Submission of Matters to a Vote of Security Holders                      24

Item 6. Exhibits                                                                  25

SIGNATURES                                                                        26

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                          Second Quarter         Year-to-Date
                                      ---------------------  --------------------
                                         2006        2005       2006       2005
                                      ----------  ---------  ---------  ---------
Net sales                             $  359,697  $ 251,748  $ 679,431  $ 479,467
Cost of sales                            254,127    184,692    486,945    347,698
                                      ----------  ---------  ---------  ---------
Gross profit                             105,570     67,056    192,486    131,769
                                      ----------  ---------  ---------  ---------

Operating expenses
  Distribution                             6,953      3,905     14,103      8,098
  Research and development                12,226      9,286     24,875     15,640
  Selling and administration              47,082     29,716     93,470     57,256
                                      ----------  ---------  ---------  ---------
    Total                                 66,261     42,907    132,448     80,994

Operating income                          39,309     24,149     60,038     50,775
Interest and other, net                     (675)      (604)     2,105     (1,444)
                                      ----------  ---------  ---------  ---------

Income before income taxes                39,984     24,753     57,933     52,219
Income tax expense                        14,618      8,915     19,656     18,803
                                      ----------  ---------  ---------  ---------

Net income                            $   25,366  $  15,838  $  38,277  $  33,416
                                      ==========  =========  =========  =========

Earnings per share
  Basic                               $     0.27  $    0.22  $    0.41  $    0.47
  Diluted                             $     0.27  $    0.22  $    0.41  $    0.46

Weighted average shares outstanding
  Basic                                   92,833     71,206     93,063     71,111
  Diluted                                 93,963     73,285     94,167     73,166

Dividends declared per share          $   0.0425  $   0.040  $  0.0825  $   0.075

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           December 24,     June 25,      December 25,
                                                              2005            2005           2004
                                                         --------------  --------------  ------------
                                                           (unaudited)                    (unaudited)
Assets
Current assets
  Cash and cash equivalents                              $       15,840  $       16,707  $      8,437
  Investment securities                                          10,717          17,761       170,798
  Accounts receivable                                           235,672         210,308       110,931
  Inventories                                                   262,855         272,980       166,615
  Current deferred income taxes                                  52,140          55,987        32,242
  Prepaid expenses and other current assets                      21,841          35,064        10,271
                                                         --------------  --------------  ------------
    Total current assets                                        599,065         608,807       499,294

Property and equipment                                          594,802         586,306       468,718
  Less accumulated depreciation                                 282,196         262,505       248,140
                                                         --------------  --------------  ------------
                                                                312,606         323,801       220,578

Restricted cash                                                 400,000         400,000             -
Goodwill                                                        150,067         150,293        35,919
Other intangible assets                                         141,079         147,967         8,467
Non-current deferred income taxes                                36,130          26,964         7,899
Other non-current assets                                         45,129          47,144        14,259
                                                         --------------  --------------  ------------
                                                         $    1,684,076  $    1,704,976  $    786,416
                                                         ==============  ==============  ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                       $      149,541  $      142,789  $     83,299
  Notes payable                                                  20,975          25,345         9,758
  Payroll and related taxes                                      42,021          42,326        23,749
  Accrued customer programs                                      50,775          41,666        15,365
  Accrued liabilities                                            55,898          57,532        32,329
  Accrued income taxes                                           11,539          21,225         6,705
  Current deferred income taxes                                  13,727           9,659         3,079
                                                         --------------  --------------  ------------
    Total current liabilities                                   344,476         340,542       174,284

Non-current liabilities
  Long-term debt                                                634,956         656,128             -
  Non-current deferred income taxes                              64,182          74,379        29,631
  Other non-current liabilities                                  34,807          43,090         7,499
                                                         --------------  --------------  ------------
    Total non-current liabilities                               733,945         773,597        37,130

Shareholders' equity
  Preferred stock, without par value, 10,000 shares                   -               -             -
authorized
  Common stock, without par value, 200,000 shares               518,459         527,748       112,703
authorized
  Accumulated other comprehensive income (loss)                  (8,645)         (1,687)        4,523
  Retained earnings                                              95,841          64,776       457,776
                                                         --------------  --------------  ------------
    Total shareholders' equity                                  605,655         590,837       575,002
                                                         --------------  --------------  ------------
                                                         $    1,684,076  $    1,704,976  $    786,416
                                                         ==============  ==============  ============

Supplemental Disclosures of Balance Sheet Information
  Allowance for doubtful accounts                        $       11,088  $       10,370  $      7,934
  Allowance for inventory                                $       44,201  $       38,095  $     23,846
  Working capital                                        $      254,589  $      268,265  $    325,010
  Preferred stock, shares issued                                      -               -             -
  Common stock, shares issued                                    93,104          93,903        71,555

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Year-To-Date
                                                         --------------------
                                                            2006       2005
                                                         ---------  ---------
Cash Flows (For) From Operating Activities
  Net income                                             $  38,277  $  33,416
  Adjustments to derive cash flows
    Depreciation and amortization                           26,753     15,514
    Share-based compensation                                 4,741      2,827
    Deferred income taxes                                   (7,506)    (2,967)
                                                         ---------  ---------
  Sub-total                                                 62,265     48,790

Changes in operating assets and liabilities
    Accounts receivable                                    (23,845)   (24,354)
    Inventories                                             11,956      8,139
    Accounts payable                                         5,480     (5,237)
    Payroll and related taxes                                 (580)   (17,621)
    Accrued customer programs                                9,109      2,153
    Accrued liabilities                                     (3,133)     1,944
    Accrued income taxes                                   (12,811)     6,702
    Other                                                    6,797        938
                                                         ---------  ---------
  Sub-total                                                 (7,027)   (27,336)
      Net cash from operating activities                    55,238     21,454
                                                         ---------  ---------

Cash Flows (For) From Investing Activities
    Purchase of securities                                 (27,887)   (76,815)
    Proceeds from sales of securities                       34,586     69,890
    Additions to property and equipment                    (12,112)    (7,564)
    Acquisition of assets                                        -     (5,562)
    Other                                                        -     (2,478)
                                                         ---------  ---------
      Net cash for investing activities                     (5,413)   (22,529)
                                                         ---------  ---------

Cash (For) From Financing Activities
    Borrowings (repayments) of short-term debt, net         (4,471)       395
    Borrowings of long-term debt                            15,000          -
    Repayments of long-term debt                           (35,000)         -
    Tax effect of stock transactions                          (635)       821
    Issuance of common stock                                 3,006      5,161
    Repurchase of common stock                             (16,401)      (122)
    Cash dividends                                          (7,702)    (5,334)
                                                         ---------  ---------
      Net cash (for) from financing activities             (46,203)       921
                                                         ---------  ---------

      Net increase (decrease) in cash and cash               3,622       (154)
equivalents
Cash and cash equivalents, at beginning of period           16,707      8,392
Effect of exchange rate changes on cash                     (4,489)       199
                                                         ---------  ---------
Cash and cash equivalents, at end of period              $  15,840  $   8,437
                                                         =========  =========

Supplemental Disclosures of Cash Flow Information
  Cash paid/received during the period for:
     Interest paid                                       $  17,680  $     220
     Interest received                                   $  10,614  $       -
     Income taxes paid                                   $  32,361  $  11,941
     Income taxes refunded                               $   5,164  $   4,066

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 24, 2005

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

An evaluation of the Company's classification of cash equivalents indicated that, due to their contractual maturity date, floating and adjustable rate securities were more appropriately classified as investment securities. Accordingly, the Company reclassified floating and adjustable rate securities of $167,265 as of December 25, 2004 from cash and cash equivalents to investment securities in its consolidated balance sheets. The Company has also reclassified the purchases of and proceeds from sales of these securities in its consolidated statements of cash flows, which decreased cash flows from investing activities by $13,555 for the six months ended December 25, 2004.

In previously reported results, the Company's New York operations, acquired through the purchase of Agis Industries (1983) Ltd. (Agis) on March 17, 2005, were reported on a one-month lag. Effective for the three months ended December 24, 2005; these operations are reported consistent with the Company's fiscal year. Current accounting guidance requires that no more than three months of operations of a subsidiary may be included in the consolidated statement of income and any additional months must be recorded directly as a credit or charge to retained earnings. This reporting change did not have a material effect on the Company's financial results and did not impact a year-over-year comparison for these operations. Net income for the New York operations for the one-month period (stub period) ended September 30, 2005 was $490 and was recorded as a change in retained earnings. Revenues generated by the New York operations for the stub period were $9,560. The following table reconciles the changes in retained earnings:

                                                                Second Quarter Ended
                                                                 December 24, 2005
                                                                 -----------------
Retained earnings as of September 24, 2005                         $     73,946
Dividends paid                                                           (3,961)
Net income                                                               25,366
Net income - stub period                                                    490
                                                                   ------------
Retained earnings as of December 24, 2005                          $     95,841
                                                                   ============


Operating results for the six months ended December 24, 2005 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 25, 2005.

Significant Events

Update on Pseudoephedrine Sales - The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in the second quarter of fiscal 2006 were approximately $20,000 lower than the second quarter of fiscal 2005. The Company monitors this issue continuously and, consequently, recorded an additional charge of $390 in the second quarter of fiscal 2006 for estimated obsolete inventory on hand. Products containing pseudoephedrine generated approximately $182,000 of the Company's revenues in fiscal 2005. Sales for fiscal 2006 are expected to be $110,000 to $120,000. Based on recent events in the retail market, legislative actions and the resulting lost sales, management believes that these issues will continue to have a significant adverse effect on the Company's results of operations in fiscal 2006.

Product Recall - In September 2005, the Company initiated a voluntary retail-level recall of defective lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap. The recall is not safety related and there have been no reports of injury or illness related to the leakage of this product. The cost to write off the value of the Company's on-hand inventories and the cost of return and disposal are estimated to be $2,750. The charge reduced operating income by $2,750 and earnings per share by $0.03 for the first quarter of fiscal 2006.

Sale of Equity Investment - In November 2005, the Company recorded a gain of $4,666 in Interest and other, net on the sale of its non-controlling interest in Shandex Sales Group Ltd. (Canada). The after-tax gain of $2,939 increased earnings per share by $0.03 for the second quarter of fiscal 2006.

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                              Second Quarter             Year-to-Date
                                                             ----------------          ----------------
                                                               2006     2005            2006     2005
                                                             -------  -------          -------  -------
Numerator:
Net income used for both basic and diluted EPS               $25,366  $15,838          $38,277  $33,416
                                                             =======  =======          =======  =======

Denominator:
Weighted average shares outstanding for basic EPS             92,833   71,206           93,063   71,111

Dilutive effect of share-based awards                          1,130    2,079            1,104    2,055
                                                             -------  -------          -------  -------
Weighted average shares outstanding for diluted EPS           93,963   73,285           94,167   73,166
                                                             =======  =======          =======  =======

Share-based awards outstanding that are anti-dilutive were 4,877 and 1,152 for the second quarters of fiscal 2006 and 2005, respectively, and 4,374 and 958 for year-to-date fiscal 2006 and 2005, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                           December 24,       June 25,      December 25,
                               2005             2005            2004
                           ------------       --------      ------------
Finished goods                $132,841        $135,955        $  60,581
Work in process                 56,988          58,588           58,572
Raw materials                   73,026          78,437           47,462
                              --------        --------        ---------
                              $262,855        $272,980        $ 166,615
                              ========        ========        =========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $44,201 at December 24, 2005, $38,095 at June 25, 2005 and $23,846 at December 25, 2004. The Company recorded a charge of $3,100 for estimated obsolete pseudoephedrine inventory on hand in the first half of fiscal 2006.

NOTE D - GOODWILL

Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The current year testing resulted in no impairment charge related to the Consumer Healthcare segment. Although the testing performed on the Company's U.K. component within this segment indicated that the estimated fair value exceeded the carrying value, these values were closer than they had been in previous years. The narrowing of the difference in these values increases the possibility of an impairment charge in future periods. The goodwill balance of the U.K. component was $27,814 as of December 24, 2005.

The goodwill related to the Agis acquisition has been allocated to the API and Rx Pharmaceuticals segments and will be tested for impairment annually in the third quarter of the fiscal year. There were no acquisitions or dispositions of goodwill during fiscal 2006. The Company recorded an adjustment to goodwill that was originally established in connection with the Agis acquisition. The adjustment was for changes in tax-related assets and liabilities and additional termination liabilities for the Company's New York facility. A summary of goodwill, by reportable segment, is as follows:

                                                Consumer        Rx Pharma-
                                               Healthcare       ceuticals             API               Total
                                               ----------       ----------           -------          ---------
Balance as of June 25, 2005                      $35,919          $ 65,608           $48,766          $ 150,293
Goodwill adjustment                                    -              (544)              318               (226)
                                                 -------          --------           -------          ---------
Balance as of December 24, 2005                  $35,919          $ 65,064           $49,084          $ 150,067
                                                 =======          ========           =======          =========

NOTE E - OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

                                                December 24,          June 25,             December 25,
                                                   2005                2005                    2004
                                                ------------          --------             ------------
Short-term debt:
     Swingline loan                              $  8,232             $ 10,198                       -
     Bank loan - Germany subsidiary                 8,301                8,652                       -
     Bank loan - U.K. subsidiary                        -                2,188                $  4,154
     Bank loans - Mexico subsidiary                 4,442                4,307                   5,604
                                                 --------             --------                --------
               Total                               20,975               25,345                   9,758
                                                 --------             --------                --------

Long-term debt:
     Revolving line of credit                      95,000              115,000                       -
     Term loan                                    100,000              100,000                       -
     Letter of undertaking - Israel subsidiary    400,000              400,000                       -
     Debenture - Israel subsidiary                 39,956               40,128                       -
                                                 --------             --------                --------
               Total                              634,956              656,128                       -
                                                 --------             --------                --------

               Total debt                        $655,931             $681,473                $  9,758
                                                 ========             ========                ========

The terms of the loan related to the letter of undertaking indicated above require that the Company maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is included in the balance sheet as a non-current asset.

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


                                                       Second Quarter                 Year-to-Date
                                                     -------------------             ---------------
                                                     2006          2005              2006      2005
                                                     -----         -----             -----     -----
Components of expense as provided
   by the Company's actuary:
Service cost                                         $ 151         $ 103             $ 302     $ 206
Interest cost                                           53            56               106       112
Amortization of prior year service cost               (112)         (111)             (224)     (223)
Amortization of unrecognized net actuarial loss         39            34                78        69
                                                     -----         -----             -----     -----
Net expense                                          $ 131         $  82             $ 262     $ 164
                                                     =====         =====             =====     =====

Retirement benefit claims paid for the first half of fiscal 2006 were $39 and are expected to be approximately $90 for the remainder of fiscal 2006.

NOTE G - SHAREHOLDERS' EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased is retired upon purchase. On April 22, 2005, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $30,000. This plan will expire on April 26, 2006. On June 21, 2005, the Company announced the implementation of a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The Company repurchased 563 shares of its common stock for $7,842 during the second quarter of fiscal 2006. The Company did not repurchase any shares during the second quarter of fiscal 2005. Year-to-date, the Company repurchased 1,169 shares of its common stock for $16,401 and 7 shares for $122 in fiscal 2006 and 2005, respectively. Year-to-date, private party transactions accounted for 111 shares and 7 shares in fiscal 2006 and 2005, respectively.

NOTE H - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                                                       Second Quarter             Year-to-Date
                                                                                      ----------------          ----------------
                                                                                        2006     2005            2006     2005
                                                                                      -------  -------          -------  -------
Net income                                                                            $25,366  $15,838          $38,277  $33,416

Other comprehensive income:
        Change in fair value of derivative instruments, net of tax                      1,260        -            3,289        -
        Foreign currency translation adjustments                                       (5,567)   1,706          (10,641)   1,631
        Change in fair value of investment securities, net of tax
                                                                                           64        -              394        -
                                                                                      -------  -------          -------  -------
Comprehensive income                                                                  $21,123  $17,544          $31,319  $35,047
                                                                                      =======  =======          =======  =======

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

In connection with the Alpharma, Inc. agreement and the related FTC settlement in fiscal 2004, the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another, filed on behalf of Company customers (i.e., retailers) and the other consisting of four class action suits filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. While the Company has been defending these claims, it has also participated in settlement negotiations with the plaintiffs. The most recent negotiations lead the Company to believe that it may settle all of the lawsuits for a combination of cash payments and product donations. The Company recorded a charge of $4,500 in the fourth quarter of fiscal 2005 as its best estimate of the combined expected cost of the settlements. While the Company believes the estimates are reasonable, the amount of future payments cannot be assured and may be materially different than the recorded charge.

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

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $460, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of December 24, 2005.

NOTE J - SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API as well as an Other category. Prior year's segment information has been restated to conform to the current year presentation. The year-to-date amounts for the Consumer Healthcare segment, API segment and Other category include charges of $318, $1,747 and $2,697, respectively, for the write-off of the step-up in the value of inventory resulting from the Agis acquisition. The write-off of the inventory step-up value was completed in the first quarter of fiscal 2006. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses were related to one-time acquisition integration costs and certain corporate services that are not allocated to the segments. Acquisition integration costs were $2,000 for the first half of fiscal 2006.

                                    Consumer        Rx Pharma-                                      Unallocated
                                    Healthcare      ceuticals           API           Other           expenses        Total
                                    ----------      ----------        -------        --------       -----------      --------
Second Quarter 2006
   Net sales                         $272,220        $ 28,645         $26,863        $ 31,969               -        $359,697
   Operating income (loss)           $ 32,050        $  5,300         $ 6,545        $    379         $(4,965)       $ 39,309
   Operating income %                    11.8%           18.5%           24.4%            1.2%              -            10.9%
   Amortization of intangibles       $    957        $  1,584         $   429        $    240               -        $  3,210

Second Quarter 2005
   Net sales                         $251,584        $    164               -               -               -        $251,748
   Operating income (loss)           $ 26,499        $ (2,350)              -               -               -        $ 24,149
   Operating income %                    10.5%              -               -               -               -             9.6%
   Amortization of intangibles              -               -               -               -               -               -

Year-to-Date 2006
   Net sales                         $500,853        $ 57,739         $53,654        $ 67,185               -        $679,431
   Operating income (loss)           $ 45,172        $  9,136         $13,131        $   (280)        $(7,121)       $ 60,038
   Operating income (loss)%               9.0%           15.8%           24.5%           (0.4)%             -             8.8%
   Amortization of intangibles       $  2,339        $  3,168         $   858        $    480               -        $  6,845

Year-to-Date 2005
   Net sales                         $479,303        $    164               -               -               -        $479,467
   Operating income (loss)           $ 54,424        $ (3,649)              -               -               -        $ 50,775
   Operating income %                    11.4%              -               -               -               -            10.6%
   Amortization of intangibles              -               -               -               -               -               -

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

                                                         Fiscal 2005 Restructuring
                                                           Employee Termination
                                                         -------------------------
Balance at June 25, 2005                                          $ 2,152
Payments                                                           (1,184)
                                                                  -------
Balance at December 24, 2005                                      $   968
                                                                  =======

In connection with the Agis acquisition, the Company accrued $2,727 of restructuring costs, consisting of employee termination benefits for 60 employees and certain lease termination costs. The Company accrued an additional amount of $1,206 for employee termination benefits in the first quarter of fiscal 2006 and made payments to employees of $263 in the second quarter of fiscal 2006. For accounting purposes, these restructuring costs were included in the allocation of the total purchase price. Employee termination benefits are expected to be paid over the next six to nine months. The activity related to these restructuring costs is as follows:

                                               Fiscal 2005 Restructuring
                                      -------------------------------------------
                                      Employee Termination      Lease Termination
                                      --------------------      -----------------
Balance at June 25, 2005                      $  374                   $1,592
Additions                                      1,206                        -
Payments                                        (263)                       -
                                              ------                   ------
Balance at December 24, 2005                  $1,317                   $1,592
                                              ======                   ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    SECOND QUARTER FISCAL YEARS 2006 AND 2005
                    (in thousands, except per share amounts)

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

Significant Factors Impacting Earnings

The Company continued to be impacted by the legislative and market concerns related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products for the first half of fiscal 2006 were approximately $43,000 lower than the first half of fiscal 2005. The Company took an additional charge of $3,100 in the first half of fiscal 2006 for estimated obsolete inventory on hand.

In November 2005, the Company recorded a pre-tax gain of $4,666 on the sale of its non-controlling interest in Shandex Sales Group Ltd. (Canada).

The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first half of fiscal 2006 are not necessarily indicative of the results that may be expected for a full year.

RESULTS OF OPERATIONS

CONSUMER HEALTHCARE

                                    Second Quarter         Year-to-Date
                                 --------------------   -------------------
                                   2006       2005        2006       2005
                                 --------   ---------   --------   --------
Net sales                        $272,220   $ 251,584   $500,853   $479,303

Gross profit                     $ 70,580   $  67,138   $123,371   $131,851
Gross profit %                       25.9%       26.7%      24.6%      27.5%

Operating expenses               $ 38,530   $  40,638   $ 78,199   $ 77,426
Operating expenses %                 14.2%       16.2%      15.6%      16.2%

Operating income                 $ 32,050   $  26,499   $ 45,172   $ 54,424
Operating income %                   11.8%       10.5%       9.0%      11.4%

Net Sales

Second quarter net sales for fiscal 2006 increased 8% or $20,636 compared to fiscal 2005. The increase resulted primarily from sales of topical OTC products produced at the New York facility acquired in conjunction with the Agis acquisition of $14,000 and other new product sales of $17,000. The increase was partially offset by sales of pseudoephedrine-containing products that were $20,000 lower in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Net sales in the second quarter of fiscal 2005 were negatively impacted by a recall of loratadine syrup, which reduced net sales by $6,300.

Year-to-date net sales for fiscal 2006 increased 4% or $21,550 compared to fiscal 2005. The increase resulted primarily from sales of topical OTC products produced at the New York facility acquired in conjunction with the Agis acquisition of $32,000 and other new product sales of $26,000. The increase was partially offset by sales of pseudoephedrine-containing products that were $43,000 lower in the first half of fiscal 2006 compared to the first half of fiscal 2005. Net sales in the first half of fiscal 2005 were negatively impacted by a recall of loratadine syrup, which reduced net sales by $6,300.

Gross Profit

Second quarter gross profit for fiscal 2006 increased 5% or $3,442 compared to fiscal 2005. Second quarter fiscal 2006 gross profit decreased primarily as a result of lower unit sales of pseudoephedrine-containing products and higher inventory obsolescence costs. The second quarter of fiscal 2005 was negatively impacted by a recall of loratadine syrup that resulted in a charge of $8,300. The decrease in the second quarter gross profit percentage was primarily attributable to an unfavorable mix of products sold and lower unit sales of pseudoephedrine-containing products, which were typically sold at a margin higher than the average product in the Consumer Healthcare segment, partially offset by the impact of the loratadine syrup recall in fiscal 2005.

Year-to-date gross profit for fiscal 2006 decreased 6% or $8,480 compared to fiscal 2005. The first half of fiscal 2006 gross profit decreased primarily as a result of lower unit sales of pseudoephedrine-containing products and higher inventory obsolescence costs, including a charge of $3,100 for estimated obsolete pseudoephedrine inventory on hand. The first half of fiscal 2005 was negatively impacted by a recall of loratadine syrup that resulted in a charge of $8,300. The decrease in the gross profit percentage was attributable on a roughly equal basis to an unfavorable mix of products sold, the lower unit sales of pseudoephedrine-containing products and higher inventory obsolescence costs, partially offset by the impact of the loratadine syrup recall in fiscal 2005.

Operating Expenses

Second quarter operating expenses for fiscal 2006 decreased 5% or $2,108 during fiscal 2006 compared to fiscal 2005 primarily due to a decrease in employee-related costs, depreciation and marketing expenses, partially offset by increased expenses related to the New York facility and amortization of intangible assets.

Year-to-date operating expenses for fiscal 2006 increased 1% or $773 compared to fiscal 2005. The increase was primarily due to increased expenses related to the New York facility and amortization of intangible assets, offset by a decrease in employee-related expenses and depreciation.

RX PHARMACEUTICALS

                                    Second Quarter         Year-to-Date
                                 --------------------   -------------------
                                   2006       2005        2006       2005
                                 --------   ---------   --------   --------
Net sales                        $ 28,645   $     164   $ 57,739   $    164

Gross profit  (loss)             $ 11,592   $     (82)  $ 23,217   $    (82)
Gross profit %                       40.5%      (50.0)%     40.2%     (50.0)%

Operating expenses               $  6,292   $   2,269   $ 14,081   $  3,568
Operating expenses %                 22.0%          -       24.4%         -

Operating income (loss)          $  5,300   $  (2,350)  $  9,136   $ (3,649)
Operating income %                   18.5%          -       15.8%         -

Net Sales and Gross Profit

Second quarter and year-to-date net sales and gross profit for fiscal 2006 resulted almost entirely from the Agis acquisition. Gross profit included the effect of a charge of $3,168 for amortization of product-related intangible assets.

In September 2005, the Company initiated a voluntary retail-level recall of defective lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap. The recall is not safety related and there have been no reports of injury or illness related to the leakage of this product. The cost to write off the value of the Company's on-hand inventories and the cost of return and disposal are estimated to be $2,750. The charge reduced operating income by $2,750 and earnings per share by $0.03 for the first quarter of fiscal 2006.

Operating Expenses

Second quarter fiscal 2006 operating expenses increased $4,023, primarily due to the inclusion of expenses that resulted from the Agis acquisition. Research and development spending in this segment increased $1,301 from the second quarter of fiscal 2005.

Year-to-date fiscal 2006 operating expenses increased $10,513, primarily due to the inclusion of expenses that resulted from the Agis acquisition. Research and development spending increased $5,544 for the first half of fiscal 2006 compared to fiscal 2005.

ADDITIONAL INFORMATION

                                                       Unallocated
                                   API       Other       Expenses
                                 -------    -------    -----------
Second Quarter 2006
    Net sales                    $26,863    $31,969              -

    Gross profit                 $12,797    $10,601              -
    Gross profit %                  47.6%      33.2%             -

    Operating expenses            $6,252    $10,222    $     4,965
    Operating expenses %            23.3%      32.0%             -

    Operating income (loss)       $6,545    $   379    $    (4,965)
    Operating income %              24.4%       1.2%             -

Year-to-Date 2006
    Net sales                    $53,654    $67,185              -

    Gross profit                 $24,801    $21,097              -
    Gross profit %                  46.2%      31.4%             -

    Operating expenses           $11,670    $21,377    $     7,121
    Operating expenses %            21.8%      31.8%             -

    Operating income (loss)      $13,131    $  (280)   $    (7,121)
    Operating income (loss) %       24.5%      (0.4)%           -

Three new operating segments were established as a result of the Agis acquisition. The API segment is a reportable segment. The remaining two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, which comprise the Other category, do not meet the quantitative thresholds required to be separately reportable. Year-to-date gross profit of the API segment and Other category include charges of $1,747 and $2,697, respectively, for the write-off of the step-up in the value of inventory resulting from the Agis acquisition. The write-off of this step-up was completed in the first quarter of fiscal 2006. Second quarter amortization expense was $429 and $240 for the API segment and Other category, respectively, and year-to-date amortization expense was $858 and $480 for the API segment and Other category, respectively. Unallocated expenses relate to one-time acquisition integration costs and certain corporate services that are not allocated to the segments. Acquisition integration costs were $2,000 for the first half of fiscal 2006.

INTEREST AND OTHER (CONSOLIDATED)

Second quarter fiscal 2006 net interest expense was $4,576, which included interest expense of $9,550 and interest income of $4,974. Net interest income was $594 for the second quarter of fiscal 2005. Other income was $5,251 for the second quarter of fiscal 2006 compared to $10 for the second quarter of fiscal 2005. Other income for the second quarter of fiscal 2006 included a gain of $4,666 from the sale of an equity investment.

Year-to-date fiscal 2006 net interest expense was $8,445, which included interest expense of $18,897 and interest income of $10,452. Year-to-date net interest income was $951 for fiscal 2005. Year-to-date other income was $6,340 and $493 for fiscal 2006 and 2005, respectively. Other income for the second quarter of fiscal 2006 included a gain of $4,666 from the sale of an equity investment.

The overall higher interest expense in fiscal 2006 was due to the level of long-term debt held by the Company compared to the level of invested cash balances in fiscal 2005. The gross amounts of interest expense and income were high in the first half of fiscal 2006 due to the outstanding loan and restricted cash deposit of $400,000 established in connection with the Agis acquisition.

INCOME TAXES (CONSOLIDATED)

Second quarter effective tax rate was 36.6% for fiscal 2006 and 36.0% for fiscal 2005. For year-to-date fiscal 2006, the effective tax rate was 33.9% and to 36.0% for fiscal 2005. The Agis acquisition changed the relative composition of U.S. and Foreign income, which is expected to result in a lower effective tax rate than the Company has historically experienced. This tax rate will fluctuate from quarter to quarter depending on the composition of income before tax. Twenty-seven percent of income before tax in the first half of fiscal 2006 was contributed by foreign entities, generally Israeli, with a tax rate lower than the U.S. statutory rate. Additionally, due to the sale of an equity investment that resulted in a capital gain, the Company released a valuation allowance of $1,090 on a capital loss carry forward, which reduced income tax expense in the first quarter of fiscal 2006. The Company recorded additional tax expense of $867 in the first half of fiscal 2006 as certain deferred tax assets and liabilities were adjusted as a result of changes in statutory tax rates in Israel. The estimated annualized effective tax rate for fiscal 2006 is expected to be between 33% and 34%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities decreased $152,678 to $26,557 at December 24, 2005 from $179,235 at December 25, 2004 primarily due to the Agis acquisition. Working capital, including cash, decreased $70,421 to $254,589 at December 24, 2005 from $325,010 at December 25, 2004.

Year-to-date net cash provided from operating activities increased by $33,784 to $55,238 for fiscal 2006 compared to $21,454 for fiscal 2005. The contribution of cash flow from operating income of the subsidiaries related to the Agis acquisition offset the reduction in operating income of the Consumer Healthcare segment. The additional cash from operations was primarily due to lower employee bonuses paid in fiscal 2006 coupled with reductions in inventory and accounts payable from lower production volumes.

Year-to-date net cash used for investing activities decreased $17,116 to $5,413 for fiscal 2006 compared to $22,529 for fiscal 2005 primarily due to higher liquidations of securities. Additionally, in the first half of fiscal 2005, the Company acquired certain assets from a manufacturer of footcare products for $5,562 and incurred acquisition costs of $2,478 related to the Agis acquisition.

Year-to-date capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are anticipated to be $35,000 to $40,000 for fiscal 2006.

Year-to-date net cash used for financing activities increased $47,124 to $46,203 for fiscal 2006 compared to cash provided by financing activities of $921 for fiscal 2005. The increased use of cash for financing activities was primarily due to an increase in repurchases of common stock of $16,279, an increase in net payments of short-term debt of $4,866, an increase in payments of long-term debt of $35,000 and an increase in dividend payments of $2,368 partially offset by borrowings of long-term debt of $15,000.

The Company repurchased 563 shares of its common stock for $7,842 during the second quarter of fiscal 2006. The Company did not repurchase any shares during the second quarter of fiscal 2005. Year-to-date, the Company repurchased 1,169 shares of its common stock for $16,401 and 7 shares for $122 in fiscal 2006 and 2005, respectively. Year-to-date, private party transactions accounted for 111 shares and 7 shares in fiscal 2006 and 2005, respectively.

The Company paid quarterly dividends totaling $7,702 and $5,334, or $0.0825 and $0.075 per share, for the first half of fiscal 2006 and 2005, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

GUARANTIES AND CONTRACTUAL OBLIGATIONS

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $430, not to exceed 50% of the joint venture's debt that is not recorded on the Company's condensed consolidated balance sheets as of September 24, 2005.

During the second quarter of fiscal 2006, no material change in contractual obligations occurred.

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

Changes in these estimates and assumptions related to customer programs may result in additional accruals. The following table summarizes the activity for the balance sheet for accounts receivable allowances and customer program accruals:

                                                           Second     Year-to-   Second    Year-to-
                                                           Quarter      Date     Quarter     Date
                                                            2006        2006      2005       2005
                                                          ---------   --------   -------   --------
ACCOUNTS RECEIVABLE ALLOWANCES, excluding allowance
for doubtful accounts
Balance, beginning of period                              $   9,950   $ 10,403   $ 3,691   $  3,691
         Provision recorded                                   4,185      8,352         -          -
         Credits processed                                   (4,856)    (9,476)        -          -
                                                          ---------   --------   -------   --------
Balance, end of the period                                $   9,279   $  9,279   $ 3,691   $  3,691
                                                          =========   ========   =======   ========

CUSTOMER PROGRAM ACCRUALS
Balance, beginning of period                              $  40,129   $ 41,666   $16,210   $ 13,212
         Provision recorded                                  45,962     75,774     8,323     16,665
         Credits processed                                  (35,316)   (66,665)   (9,168)   (14,512)
                                                          ---------   --------   -------   --------
Balance, end of the period                                $  50,775   $ 50,775   $15,365   $ 15,365
                                                          =========   ========   =======   ========

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $11,088 at December 24, 2005, $10,370 at June 25, 2005, and $7,934 at December 25, 2004.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $44,201 at December 24, 2005, $38,095 at June 25, 2005 and $23,846 at December 25, 2004. The Company recorded a charge of $3,100 for estimated obsolete pseudoephedrine inventory on hand in the first half of fiscal 2006.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The current year testing resulted in no impairment charge related to the Consumer Healthcare segment. Although the testing performed on the Company's U.K. component within this segment indicated that the estimated fair value exceeded the carrying value, these values were closer than they had been in previous years. The narrowing of the difference in these values increases the possibility of an impairment charge in future periods. The goodwill balance of the U.K. component was $27,814 as of December 24, 2005. The goodwill related to the Agis acquisition has been allocated to the API and Rx Pharmaceuticals segments and will be tested for impairment annually in the third quarter of the fiscal year. Goodwill was $150,067 at December 24, 2005, $150,293 at June 25, 2005 and
$35,919 at December 25, 2004.

Other Intangible Assets - Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets were $141,079 at December 24, 2005, $147,967 at June 25, 2005 and $8,467 at December 25, 2004.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $2,420 at December 24, 2005, $1,930 at June 25, 2005 and $2,500 at
December 25, 2004. The accrual for workers' compensation claims was $2,987 at December 24, 2005, $2,472 at June 25, 2005 and $2,736 at December 25, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" in the Company's Form 10-K for the year ended June 25, 2005 and Item 1A in Part II of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks due to changes in currency exchange rates and interest rates.

The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance the Agis acquisition and working capital requirements and interest income earned on its investment of cash on hand. As of December 24, 2005, the Company had invested cash, cash equivalents and investment securities of approximately $27,000 and short and long-term debt, net of restricted cash, of approximately $256,000.

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

The Company has operations in the U.K., Israel, Germany and Mexico. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. From time to time, the Company enters into currency derivative instruments to hedge its underlying exposure to currency fluctuations. Significant currency fluctuations could adversely impact foreign revenues; however, the Company cannot predict future changes in foreign currency exposure.

Item 4. Controls and Procedures

As of December 24, 2005, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, performed an interim review on the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, as well as an evaluation and consideration of the update described below, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are not effective at a reasonable assurance level. Certain material weaknesses in internal control over financial reporting
(ICFR) were identified in fiscal 2005 in connection with integration and initial internal control assessment activities related to the Agis acquisition (this section of Item 4. Controls and Procedures should be read in conjunction with
Item 9A. Controls and Procedures, included in the Company's Form 10-K for the fiscal year ended June 25, 2005). As of December 24, 2005, total assets subject to Agis' ICFR represented approximately 40% of the Company's consolidated total assets. Net sales subject to Agis' ICFR represented approximately 31% of the Company's consolidated total net sales for the six months ended December 24, 2005.

The Company is actively seeking to remedy these material weaknesses. Other than the deficiencies related to the Agis entities, the Chief Executive Officer and Chief Financial Officer did not identify any other material weaknesses in the Company's disclosure controls and procedures during their evaluation.

The following is an update on the Company's remediation plan:

      - The New York location was converted to the Company's ERP system in accordance with the plan disclosed in the fiscal 2005 Form 10-K.

      - The Company still expects to report the ICFR for the New York and Germany locations will be effective by the end of fiscal 2006. These two locations represent approximately 15% of the Company's consolidated fiscal 2006 year-to-date revenue.

      - Formal policies to reflect the tone of top management have been deployed at the Israel locations.

      - Significant progress has been made in the modification of the Israel locations' information systems infrastructure to align with the Company's standards.

      - Related to the financial statement closing process in Israel, the Company is enhancing the software used for financial consolidation and the processes for general ledger journal entries and account reconciliations.

      - Early stages of an ERP system implementation in Israel are underway with a planned completion date in the second quarter of fiscal 2007.

In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's ICFR pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 24, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the Company's ICFR, other than the ERP conversion at the New York location described above.

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

In connection with the Alpharma, Inc. agreement and the related FTC settlement in fiscal 2004, the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another, filed on behalf of Company customers (i.e., retailers) and the other consisting of four class action suits filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. While the Company has been defending these claims, it has also participated in settlement negotiations with the plaintiffs. The most recent negotiations lead the Company to believe that it may settle all of the lawsuits for a combination of cash payments and product donations. The Company recorded a charge of $4,500 in the fourth quarter of fiscal 2005 as its best estimate of the combined expected cost of the settlements. While the Company believes the estimates are reasonable, the amount of future payments cannot be assured and may be materially different than the recorded charge.

Item 1A. Risk Factors

The Company's Annual Report on Form 10-K filed for the fiscal year ended June 25, 2005 includes a detailed discussion of the Company's risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in the second quarter of fiscal 2006 were approximately $20,000 lower than the second quarter of fiscal 2005. The Company monitors this issue continuously and, consequently, recorded an additional charge of $390 in the second quarter of fiscal 2006 for estimated obsolete inventory on hand. Products containing pseudoephedrine generated approximately $182,000 of the Company's revenues in fiscal 2005. Sales for fiscal 2006 are expected to be $110,000 to $120,000. Based on recent events in the retail market, legislative actions and the resulting lost sales, management believes that these issues will continue to have a significant adverse effect on the Company's results of operations in fiscal 2006.

The Company manufactures several products that contain the active ingredient, dextromethorphan, which is indicated for cough suppression. Dextromethorphan has come under scrutiny because of its potential to be abused. Some states have introduced legislation that, if passed, is intended to restrict access to dextromethorphan. The restrictions may include requiring a minimum age to purchase product, limiting the amount a consumer may purchase, requiring a prescription and/or placing the product in a more controlled position of sale behind the pharmacy counter of a retailer. In certain instances, over-the-counter drugs have been exempted from the proposed legislation. Products containing dextromethorphan generated approximately $98,000 of the Company's revenues in fiscal 2005. The Company cannot predict whether any of the proposed legislation will be passed, or if it is passed, its impact on future revenues attributable to these products.

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

The table below lists the Company's repurchases of shares of common stock during its most recently completed quarter:

                                              Total                Average             Total Number of                Value of
                                            Number of               Price              Shares Purchased                Shares
                                             Shares               Paid per           as Part of Publicly           Available for
        Fiscal 2006                       Purchased (1)             Share              Announced Plans                Purchase
        -----------                       -------------           --------           -------------------           -------------
                                                                                                                      $20,160
September 25 to October 29                    277                  $13.48                     276                     $16,446
October 30 to November 26                     188                  $14.24                     188                     $13,771
November 27 to December 24                     98                  $14.64                      98                     $12,334
                                              ---                                             ---
Total                                         563                                             562

(1) A private party transaction accounted for the purchase of 1 share in the period from September 25 to October 29.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Shareholders' Meeting held on October 28, 2005, the Company's shareholders voted on the following matters:

1. Election of three directors of the Company:

The tabulation of votes provided by the Inspector of Election was as follows:

    Nominee                                For                       Withheld
Moshe Arkin                            80,709,057                    2,595,588
Gary K. Kunkle, Jr.                    80,874,167                    2,430,478
Herman Morris, Jr.                     79,339,179                    3,965,466

2. Amend the Company's Long-term Incentive Plan by increasing the number of shares reserved for issuance under the Plan:

The tabulation of votes provided by the Inspector of Election was 66,748,983 votes for approval of the amendment, 9,895,477 votes against approval of the amendment, 104,676 votes abstained and 6,555,509 broker non-votes.

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

     10(a) Amendment to the 2003 Long-term Incentive Plan, incorporated by reference from Exhibit 10(a) to the Registrant's Current
                  Report on Form 8-K filed on November 3, 2005.

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

                                PERRIGO COMPANY
                                ----------------------------------
                                (Registrant)

Date: February 2, 2006          By: /s/David T. Gibbons
                                    -------------------------------
                                    David T. Gibbons
                                    Chairman, President and Chief Executive
                                    Officer

Date: February 2, 2006          By: /s/Douglas R. Schrank
                                    -------------------------------
                                    Douglas R. Schrank
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)