Form 10-Q
period 2006-03-26
PERRIGO CO
filed 2006-04-28
CIK 820096

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 25, 2006

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

As of April 21, 2006 the registrant had 94,042,474 outstanding shares of common stock.

================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
and year-to-date ended March 25, 2006 and March 26, 2005                   1

Condensed consolidated balance sheets -- March 25, 2006,
June 25, 2005 and March 26, 2005                                           2

Condensed consolidated statements of cash flows -- For
year-to-date ended March 25, 2006 and March 26, 2005                       3

Notes to condensed consolidated financial statements                       4

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       13

Item 3. Quantitative and Qualitative Disclosures About Market Risks       24

Item 4. Controls and Procedures                                           25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 26

Item 1A. Risk Factors                                                     26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       27

Item 6. Exhibits                                                          27

SIGNATURES                                                                29

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                          Third Quarter           Year-to-Date
                                      --------------------   ----------------------
                                        2006        2005        2006         2005
                                      --------   ---------   ----------   ---------
Net sales                             $332,321   $ 220,093   $1,011,752   $ 699,560
Cost of sales                          235,043     157,132      721,988     504,830
                                      --------   ---------   ----------   ---------
Gross profit                            97,278      62,961      289,764     194,730
                                      --------   ---------   ----------   ---------
Operating expenses
   Distribution                          6,438       4,032       20,541      12,130
   Research and development             12,260       7,224       37,135      22,864
   Selling and administration           48,225      32,552      141,695      89,808
                                      --------   ---------   ----------   ---------
      Subtotal                          66,923      43,808      199,371     124,802
   Write-off of in-process
      research and development              --     388,600           --     388,600
   Restructuring                            --       6,382           --       6,382
                                      --------   ---------   ----------   ---------
      Total                             66,923     438,790      199,371     519,784
Operating income (loss)                 30,355    (375,829)      90,393    (325,054)
Interest, net                            2,465        (454)      11,606      (1,405)
Other income, net                       (2,310)     (1,091)      (9,346)     (1,584)
                                      --------   ---------   ----------   ---------
Income (loss) before income taxes       30,200    (374,284)      88,133    (322,065)
Income tax expense                       9,339       5,152       28,995      23,955
                                      --------   ---------   ----------   ---------
Net income (loss)                     $ 20,861   $(379,436)  $   59,138   $(346,020)
                                      ========   =========   ==========   =========

Earnings (loss) per share
   Basic                              $   0.23   $   (5.15)  $     0.64   $   (4.81)
   Diluted                            $   0.22   $   (5.15)  $     0.63   $   (4.81)

Weighted average shares outstanding
   Basic                                92,683      73,660       92,966      71,970
   Diluted                              94,044      73,660       94,143      71,970

Dividends declared per share          $  0.043   $   0.040   $    0.125   $   0.115

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   March 25,     June 25,     March 26,
                                                                      2006         2005          2005
                                                                  -----------   ----------   -----------
                                                                  (unaudited)                (unaudited)
Assets
Current assets
   Cash and cash equivalents                                      $   29,168    $   16,707    $   40,735
   Investment securities                                               6,685        17,761        33,200
   Accounts receivable                                               220,425       210,308       203,849
   Inventories                                                       273,668       272,980       301,270
   Current deferred income taxes                                      47,088        55,987        47,380
   Prepaid expenses and other current assets                          16,010        35,064        28,690
                                                                  ----------    ----------    ----------
      Total current assets                                           593,044       608,807       655,124
Property and equipment                                               599,702       586,306       576,049
   Less accumulated depreciation                                     281,733       262,505       253,316
                                                                  ----------    ----------    ----------
                                                                     317,969       323,801       322,733
Restricted cash                                                      400,000       400,000       400,000
   Goodwill                                                          147,633       150,293       150,226
   Other intangible assets                                           138,043       147,967       142,050
   Non-current deferred income taxes                                  32,725        26,964        13,922
   Other non-current assets                                           41,460        47,144        47,126
                                                                  ----------    ----------    ----------
                                                                  $1,670,874    $1,704,976    $1,731,181
                                                                  ==========    ==========    ==========
Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                               $  163,494    $  142,789    $  141,621
   Notes payable                                                      26,969        25,345        22,334
   Current maturities of long-term liabilities                            --            --        20,000
   Payroll and related taxes                                          48,632        42,326        48,160
   Accrued customer programs                                          46,020        41,666        31,302
   Accrued liabilities                                                46,832        57,532        74,496
   Accrued income taxes                                                7,004        21,225        15,201
   Current deferred income taxes                                       9,002         9,659         9,010
                                                                  ----------    ----------    ----------
      Total current liabilities                                      347,953       340,542       362,124
Non-current liabilities
   Long-term debt                                                    594,360       656,128       666,706
   Non-current deferred income taxes                                  68,924        74,379        59,740
   Other non-current liabilities                                      35,274        43,090        33,637
                                                                  ----------    ----------    ----------
      Total non-current liabilities                                  698,558       773,597       760,083
Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized           --            --            --
   Common stock, without par value, 200,000 shares authorized        518,996       527,748       527,220
   Accumulated other comprehensive income (loss)                      (7,377)       (1,687)        6,275
   Retained earnings                                                 112,744        64,776        75,479
                                                                  ----------    ----------    ----------
      Total shareholders' equity                                     624,363       590,837       608,974
                                                                  ----------    ----------    ----------
                                                                  $1,670,874    $1,704,976    $1,731,181
                                                                  ==========    ==========    ==========
Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                $   10,619    $   10,370    $    8,280
   Allowance for inventory                                        $   43,035    $   38,095    $   27,841
   Working capital                                                $  245,091    $  268,265    $  293,000
   Preferred stock, shares issued                                         --            --            --
   Common stock, shares issued                                        93,087        93,903        93,802

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Year-to-Date
                                                         --------------------
                                                           2006        2005
                                                         --------   ---------
Cash Flows (For) From Operating Activities
   Net income (loss)                                     $ 59,138   $(346,020)
   Adjustments to derive cash flows
      Write-off of in-process research and development         --     388,600
      Depreciation and amortization                        42,155      23,561
      Share-based compensation                              7,274       4,828
      Deferred income taxes                                (2,707)     (5,860)
                                                         --------   ---------
   Sub-total                                              105,860      65,109
                                                         --------   ---------
Changes in operating assets and liabilities
   Accounts receivable                                     (8,701)    (11,320)
   Inventories                                              1,201      10,202
   Accounts payable                                        19,180      (7,108)
   Payroll and related taxes                                5,928     (14,369)
   Accrued customer programs                                4,354      (2,398)
   Accrued liabilities                                    (12,358)      4,090
   Accrued income taxes                                   (17,480)      3,805
   Other                                                   12,648       6,381
                                                         --------   ---------
   Sub-total                                                4,772     (10,717)
                                                         --------   ---------
      Net cash from operating activities                  110,632      54,392
                                                         --------   ---------
Cash Flows (For) From Investing Activities
   Purchases of securities                                (29,134)    (81,070)
   Proceeds from sales of securities                       39,384     243,975
   Additions to property and equipment                    (18,672)    (15,576)
   Acquisition of business, net of cash acquired               --    (381,569)
   Acquisition of assets                                       --      (5,562)
   Increase in restricted cash                                 --    (400,000)
                                                         --------   ---------
      Net cash for investing activities                    (8,422)   (639,802)
                                                         --------   ---------
Cash (For) From Financing Activities
   Borrowings of short-term debt, net                       1,543       3,622
   Borrowings of long-term debt                            15,000     615,000
   Repayments of long-term debt                           (75,000)         --
   Increase in deferred debt issue costs                       --      (1,017)
   Tax effect of stock transactions                          (762)      1,087
   Issuance of common stock                                 5,223       6,137
   Repurchases of common stock                            (20,488)       (122)
   Cash dividends                                         (11,660)     (8,195)
                                                         --------   ---------
      Net cash (for) from financing activities            (86,144)    616,512
                                                         --------   ---------
      Net increase in cash and cash equivalents            16,066      31,102
Cash and cash equivalents, at beginning of period          16,707       8,392
Effect of exchange rate changes on cash                    (3,605)      1,241
                                                         --------   ---------
Cash and cash equivalents, at end of period              $ 29,168   $  40,735
                                                         ========   =========
Supplemental Disclosures of Cash Flow Information
   Cash paid/received during the period for:
      Interest paid                                      $ 27,093   $     231
      Interest received                                  $ 15,870   $   2,193
      Income taxes paid                                  $ 40,106   $  22,537
      Income taxes refunded                              $  5,239   $   4,196

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2006
                    (in thousands, except per share amounts)

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

In previously reported results, the Company's New York operations, acquired through the purchase of Agis Industries (1983) Ltd. (Agis) on March 17, 2005, were reported on a one-month lag. By the end of the second quarter of fiscal 2006, these operations were reported consistent with the Company's fiscal year. Current accounting guidance requires that no more than nine months of operations of a subsidiary may be included in the consolidated statement of income and any additional months must be recorded directly as a credit or charge to retained earnings. This reporting change did not have a material effect on the Company's financial results and did not impact a year-over-year comparison for these operations. Net income for the New York operations for the one-month period (stub period) ended September 30, 2005 was $490 and was recorded as a change in retained earnings. Revenues generated by the New York operations for the stub period were $9,560. The following table reconciles the changes in retained earnings:

Retained earnings as of June 25, 2005    $ 64,776
Dividends paid                            (11,660)
Net income                                 59,138
Net income - stub period                      490
                                         --------
Retained earnings as of March 26, 2006   $112,744
                                         ========

Operating results for the three quarters ended March 25, 2006 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 25, 2005.

Significant Events

Update on Pseudoephedrine Sales - The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in the third quarter of fiscal 2006 were approximately $26,000 lower than the third quarter of fiscal 2005 and $69,000 lower year-to-date in fiscal 2006 than year-to-date fiscal 2005. The Company monitors this issue continuously and, consequently, recorded an additional charge of $720 in the third quarter of fiscal 2006 for estimated obsolete inventory on hand. Products containing pseudoephedrine generated approximately $182,000 of the Company's revenues in fiscal 2005. Sales are expected to be $90,000 to $95,000 for fiscal 2006 and will continue to decline in fiscal 2007. This sales estimate has been revised due to retailer response to the passage of federal legislation, which is described below. Based on recent events in the retail market, legislative actions and the resulting lost sales, management believes that these issues will continue to have a significant adverse effect on the Company's results of operations in fiscal 2006 and fiscal 2007.

On March 10, 2006, Congress enacted the Patriot Act which included the Combat Methamphetamine Epidemic Act of 2005 (the Act). Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine, or phenylpropanolamine ("Schedule Listed Chemical Products"). Effective April 7, 2006, the Act imposed daily restrictions on the amount of Schedule Listed Chemical Products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of Schedule Listed Chemical Products a consumer may purchase (9.0 grams) over a thirty-day period. Further, effective September 30, 2006, the Act requires that
(a) sellers place all Schedule Listed Chemical Products behind the counter and maintain a logbook that tracks the sales of Schedule Listed Chemical Products to individuals, and (b) purchasers provide valid identification in order to purchase Schedule Listed Chemical Products.

Supply, Purchase and License Agreement - The Company has entered into a five-year supply, purchase and license agreement with another pharmaceutical company pursuant to which the Company will produce API for the other company and sell certain intellectual property assets. The Company has also entered into a collaboration agreement with that company pursuant to which the two companies will collaborate on the development and manufacture of two drug products. Revenues related to these agreements had a positive impact on gross profit in the third quarter of fiscal 2006 and will continue to contribute to gross profit in the fourth quarter of fiscal 2006 and beyond.

Sale of Equity Investment - In November 2005, the Company recorded a gain of $4,666 in Other income, net on the sale of its non-controlling interest in Shandex Sales Group Ltd. (Canada). The after-tax gain of $2,939 increased earnings per share by $0.03 for the second quarter of fiscal 2006.

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

Acquisition - On March 17, 2005, the Company acquired all of the outstanding shares of Agis Industries (1983) Ltd. (Agis), an Israeli public company. The accompanying condensed consolidated balance sheet as of March 26, 2005 includes the accounts for Agis. Results of operations for Agis were included for the first time in the fourth quarter of fiscal 2005. The purchase price amount allocated to in-process research and development of $388,600 was charged to operations in the third quarter of fiscal 2005.

Restructuring - In connection with the acquisition of Agis, the Company reviewed its Consumer Healthcare operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The implementation of the plan began on March 24, 2005 and is expected to be completed in its entirety by June 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded a charge for employee termination benefits of $3,150. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statement of income for the third quarter of fiscal 2005.

Product Recall - In November 2004, the Company initiated a retail-level recall of all lots of loratadine syrup, a liquid antihistamine indicated for the relief of symptoms due to hay fever or other upper respiratory allergies. The Company made the decision to recall all product from the retailer and wholesaler channels due to a detected difference in its stability profile. The recall was not safety related and there have been no reports of injury or illness related to the use of this product. The Company recorded a charge in fiscal 2005 for the value of the Company's on-hand inventories and the cost of return and disposal of $8,300, which reduced earnings $0.07 per share. The recall is essentially complete and the Company recorded income of $2,100 in the third quarter of fiscal 2006 for the reduction in the associated accruals.

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                           Third Quarter           Year-to-Date
                                                        -------------------    -------------------
                                                          2006       2005        2006       2005
                                                        -------   ---------    -------   ---------
Numerator:
Net income (loss) used for both basic and diluted EPS   $20,861   $(379,436)   $59,138   $(346,020)
                                                        =======   =========    =======   =========
Denominator:
Weighted average shares outstanding for basic EPS        92,683      73,660     92,966      71,970
Dilutive effect of share-based awards                     1,361          --      1,177          --
                                                        -------   ---------    -------   ---------
Weighted average shares outstanding for diluted EPS      94,044      73,660     94,143      71,970
                                                        =======   =========    =======   =========

Share-based awards outstanding that are anti-dilutive were 3,291 and 2,816 for the third quarters of fiscal 2006 and 2005, respectively, and 4,584 and 2,772 for year-to-date fiscal 2006 and 2005, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                  March 25,   June 25,   March 26,
                     2006       2005        2005
                  ---------   --------   ---------
Finished goods     $145,398   $135,955    $147,558
Work in process      60,084     58,588      71,624
Raw materials        68,186     78,437      82,088
                   --------   --------    --------
                   $273,668   $272,980    $301,270
                   ========   ========    ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $43,035 at March 25, 2006, $38,095 at June 25, 2005 and $27,841 at March 26, 2005. The Company recorded additional charges of $3,800 for year-to-date fiscal 2006 for estimated obsolete pseudoephedrine inventory on hand.

NOTE D - GOODWILL

The goodwill related to the Agis acquisition has been allocated to the API and Rx Pharmaceuticals segments and is tested for impairment annually in the third quarter of the fiscal year. The current year testing resulted in no impairment charge related to the API and Rx Pharmaceuticals segments. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year and resulted in no impairment charge in the current year. Although the testing performed on the Company's U.K. component within this segment indicated that the estimated fair value exceeded the carrying value, these values were closer than they had been in previous years. The narrowing of the difference in these values increases the possibility of an impairment charge in future periods. The goodwill balance of the U.K. component was $27,814 as of March 25, 2006. There were no acquisitions or dispositions of goodwill during fiscal 2006. The Company recorded adjustments to goodwill that were originally established in connection with the Agis acquisition. The adjustments were for changes in tax-related assets and liabilities, additional termination liabilities for the Company's New York facility, and a final evaluation of certain assets and liabilities. A summary of goodwill, by reportable segment, is as follows:

                                Consumer    Rx Pharma-
                               Healthcare    ceuticals     API       Total
                               ----------   ----------   -------   --------
Balance as of June 25, 2005      $35,919      $65,608    $48,766   $150,293
Goodwill adjustments                  --       (1,931)      (729)    (2,660)
                                 -------      -------    -------   --------
Balance as of March 25, 2006     $35,919      $63,677    $48,037   $147,633
                                 =======      =======    =======   ========

NOTE E - OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

                                               March 25,   June 25,   March 26,
                                                  2006       2005        2005
                                               ---------   --------   ---------
Short-term debt:
   Swingline loan                               $ 19,867   $ 10,198    $  5,833
   Revolving line of credit - NY subsidiary           --         --      20,000
   Bank loan - Germany subsidiary                  5,092      8,652       9,285
   Bank loan - U.K. subsidiary                        --      2,188       2,887
   Bank loans - Mexico subsidiary                  2,010      4,307       4,329
                                                --------   --------    --------
      Total                                       26,969     25,345      42,334
                                                --------   --------    --------
Long-term debt:
   Revolving line of credit                       55,000    115,000     115,000
   Term loan                                     100,000    100,000     100,000
   Letter of undertaking - Israel subsidiary     400,000    400,000     400,000
   Debenture - Israel subsidiary                  39,360     41,128      41,706
   Revolving line of credit - NY subsidiary           --         --      10,000
                                                --------   --------    --------
      Total                                      594,360    656,128     666,706
                                                --------   --------    --------
      Total debt                                $621,329   $681,473    $709,040
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

                                                  Third Quarter    Year-to-Date
                                                  -------------   -------------
                                                   2006    2005    2006    2005
                                                  -----   -----   -----   -----
Components of expense as provided
   by the Company's actuary:
Service cost                                      $ 151   $ 103   $ 453   $ 309
Interest cost                                        53      56     159     168
Amortization of prior year service cost            (112)   (111)   (336)   (334)
Amortization of unrecognized net actuarial loss      39      34     117     103
                                                  -----   -----   -----   -----
Net expense                                       $ 131   $  82   $ 393   $ 246
                                                  =====   =====   =====   =====

Year-to-date retirement benefit claims paid for fiscal 2006 were $42 and are expected to be approximately $25 for the remainder of fiscal 2006.

NOTE G - SHAREHOLDERS' EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased is retired upon purchase. On April 22, 2005, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $30,000. This plan expired on April 21, 2006. On February 15, 2006, the Board of Directors approved an additional plan to repurchase shares of common stock with a value of up to $60,000. This plan will expire on February 17, 2007. On June 21, 2005, the Company announced the implementation of a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The Company repurchased 262 shares of its common stock for $4,087 during the third quarter of fiscal 2006. The Company did not repurchase any shares during the third quarter of fiscal 2005. Year-to-date, the Company repurchased 1,431 shares of its common stock for $20,488 and 7 shares for $122 in fiscal 2006 and 2005, respectively. Year-to-date, private party transactions accounted for 112 shares and 7 shares in fiscal 2006 and 2005, respectively.

The Company's Shareholder Rights Agreement expired on April 10, 2006.

NOTE H - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income (loss) consists of the following:

                                                                   Third Quarter          Year-to-Date
                                                                -------------------   --------------------
                                                                  2006       2005       2006        2005
                                                                -------   ---------   --------   ---------
Net income (loss)                                               $20,861   $(379,436)  $ 59,138   $(346,020)
Other comprehensive income (loss):
   Change in fair value of derivative instruments, net of tax       964          --      4,253          --
   Foreign currency translation adjustments                         510       1,725    (10,131)      3,383
   Change in fair value of investment securities, net of tax       (206)         --        188          --
                                                                -------   ---------   --------   ---------
Comprehensive income (loss)                                     $22,129   $(377,711)  $ 53,448   $(342,637)
                                                                =======   =========   ========   =========

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company is not a party to any litigation, other than routine litigation incidental to its business except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

In August 2004, the Company reached a settlement with the FTC and states' attorneys general offices regarding a now terminated agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another, filed on behalf of Company customers (i.e., retailers) and the other consisting of four class action suits filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. While the Company has defended these claims, it has also participated in settlement negotiations with the plaintiffs leading the Company to believe that it may settle all of the lawsuits for a combination of cash payments and product donations. The Company recorded a charge of $4,500 in the fourth quarter of fiscal 2005 as its best estimate of the combined expected cost of the settlements. While the Company believes the estimate of the charge is reasonable, the total amount of future payments related to these lawsuits cannot be assured and may be materially different than the recorded charge.

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

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $430, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of March 25, 2006.

NOTE J - SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. Prior year's segment information has been restated to conform to the current year presentation. The year-to-date amounts for the Consumer Healthcare segment, API segment and Other category include charges of $318, $1,747 and $2,697, respectively, for the write-off of the step-up in the value of inventory resulting from the Agis acquisition. The write-off of the inventory step-up value was completed in the first quarter of fiscal 2006. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses were related to one-time acquisition integration costs and certain corporate services that are not allocated to the segments. Third quarter and year-to-date acquisition integration costs were $600 and $2,600, respectively, for fiscal 2006. Fiscal 2005 unallocated expenses also included $388,600 for the write-off of in-process research and development.

                                  Consumer    Rx Pharma-                        Unallocated
                                 Healthcare    ceuticals     API      Other       expenses       Total
                                 ----------   ----------   -------   -------    -----------   ----------
Third Quarter 2006
   Net sales                      $241,238     $30,237     $30,250   $30,596            --    $  332,321
   Operating income (loss)        $ 21,471     $ 4,260     $ 7,969   $  (290)    $  (3,055)   $   30,355
   Operating income (loss) %           8.9%       14.1%       26.3%     (0.9)%          --           9.1%
   Amortization of intangibles    $  1,009     $ 1,584     $   429   $   240            --    $    3,262

Third Quarter 2005
   Net sales                      $219,690     $   403          --        --            --    $  220,093
   Operating income (loss)        $ 19,283     $(1,887)         --        --     $(393,225)   $ (375,829)
   Operating income (loss) %           8.8%         --          --        --            --        (170.8)%
   Amortization of intangibles    $    362          --          --        --            --    $      362

Year-to-Date 2006
   Net sales                      $742,091     $87,976     $83,903   $97,782            --    $1,011,752
   Operating income (loss)        $ 66,644     $13,396     $21,099   $  (570)    $ (10,176)   $   90,393
   Operating income (loss) %           9.0%       15.2%       25.1%     (0.6)%          --           8.9%
   Amortization of intangibles    $  3,466     $ 4,752     $ 1,287   $   720            --    $   10,225

Year-to-Date 2005
   Net sales                      $698,993     $   567          --        --            --    $  699,560
   Operating income (loss)        $ 73,708     $(5,537)         --        --     $(393,225)   $ (325,054)
   Operating income (loss) %          10.5%         --          --        --            --         (46.5)%
   Amortization of intangibles    $  1,283          --          --        --            --    $    1,283

NOTE K - RESTRUCTURING

In connection with the Agis acquisition, the Company reviewed its Consumer Healthcare operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The implementation of the plan began on March 24, 2005 and is expected to be completed in its entirety by June 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded employee termination benefits of $3,150 in the third quarter of fiscal 2005. The activity of the restructuring reserve is as follows:

                             Fiscal 2006
                            Restructuring
                               Employee
                             Termination
                            -------------
Balance at June 25, 2005       $ 2,152
Payments                        (1,563)
                               -------
Balance at March 25, 2006      $   589
                               =======

In connection with the Agis acquisition, the Company accrued $2,727 of restructuring costs that were included in the allocation of the purchase price. These restructuring costs consisted of employee termination benefits for 60 employees and certain lease termination costs. The Company accrued an additional amount of $1,206 for employee termination benefits in the first quarter of fiscal 2006 and made total payments to employees of $453 in the second and third quarters of fiscal 2006. The lease termination accrual was adjusted as a result of a final evaluation of the liability and will be paid out over the next eight years. Employee termination benefits are expected to be paid over the next six to nine months. The activity related to these restructuring costs is as follows:

                            Fiscal 2006 Restructuring
                            -------------------------
                              Employee       Lease
                            Termination   Termination
                            -----------   -----------
Balance at June 25, 2005      $  374        $1,592
Additions                      1,206            --
Payments                        (453)           --
Adjustments                       --          (494)
                              ------        ------
Balance at March 25, 2006     $1,127        $1,098
                              ======        ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THIRD QUARTER FISCAL YEARS 2006 AND 2005
                    (in thousands, except per share amounts)

OVERVIEW

Acquisition

On March 17, 2005, the Company acquired Agis Industries (1983) Ltd. (Agis). The acquisition resulted in the establishment of new operating and reportable segments. The results of operations related to the Agis acquisition are distributed throughout all of the Company's reportable segments, as described below.

Segments

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. Segment information for prior periods has been restated to conform to the current year presentation. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products worldwide. The Rx Pharmaceuticals segment supports the development and sale of prescription drug products. The API segment supports the development and manufacturing of API products in Israel and Germany, with sales to customers worldwide. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments.

Significant Factors Impacting Earnings

Update on Pseudoephedrine Sales - The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in the third quarter of fiscal 2006 were approximately $26,000 lower than the third quarter of fiscal 2005 and $69,000 lower year-to-date in fiscal 2006 than year-to-date fiscal 2005. The Company monitors this issue continuously and, consequently, recorded an additional charge of $720 in the third quarter of fiscal 2006 for estimated obsolete inventory on hand. Products containing pseudoephedrine generated approximately $182,000 of the Company's revenues in fiscal 2005. Sales are expected to be $90,000 to $95,000 for fiscal 2006 and will continue to decline in fiscal 2007. This sales estimate has been revised due to retailer response to the passage of federal legislation, which is described below. Based on recent events in the retail market, legislative actions and the resulting lost sales, management believes that these issues will continue to have a significant adverse effect on the Company's results of operations in fiscal 2006 and fiscal 2007.

On March 10, 2006, Congress enacted the Patriot Act which included the Combat Methamphetamine Epidemic Act of 2005 (the Act). Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine, or phenylpropanolamine ("Schedule Listed Chemical Products"). Effective April 7, 2006, the Act imposed daily restrictions on the amount of Schedule Listed Chemical Products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of Schedule Listed Chemical Products a consumer may purchase (9.0 grams) over a thirty-day period. Further, effective September 30, 2006, the Act requires that
(a) sellers place all Schedule Listed Chemical Products behind the counter and maintain a logbook that tracks the sales of Schedule Listed Chemical Products to individuals, and (b) purchasers provide valid identification in order to purchase Schedule Listed Chemical Products.

Seasonality - The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first three quarters of fiscal 2006 are not necessarily indicative of the results that may be expected for a full year.

Supply, Purchase and License Agreement - The Company has entered into a five-year supply, purchase and license agreement with another pharmaceutical company pursuant to which the Company will produce API for the other company and sell certain intellectual property assets. The company has also entered into a collaboration agreement with that company pursuant to which the two companies will collaborate on the development and manufacture of two drug products. Revenues related to these agreements had a positive impact on gross profit in the third quarter of fiscal 2006 and will continue to contribute to gross profit in the fourth quarter of fiscal 2006 and beyond.

Sale of Equity Investment - In the second quarter of fiscal 2006, the Company recorded a gain of $4,666 on the sale of its non-controlling interest in Shandex Sales Group Ltd. (Canada).

Product Recall - The Company recorded a charge of $2,750 in the first quarter of fiscal 2006 as the Company initiated a voluntary retail-level recall of all affected lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap.

In-Process Research and Development - In connection with the acquisition of Agis, the purchase price amount allocated to in-process research and development of $388,600 was charged to operations in the third quarter of fiscal 2005.

Restructuring - In connection with the acquisition of Agis, the Company reviewed its Consumer Healthcare operating strategies. As a result, the Company approved a restructuring plan and recorded a $6,382 charge to the Company's Consumer Healthcare segment related to asset impairment and employee termination benefits.

Product Recall - The Company recorded a charge of $8,300 in the second quarter of fiscal 2005 as the Company initiated a retail-level recall of all lots of loratadine syrup, a liquid antihistamine indicated for the relief of symptoms due to hay fever or other upper respiratory allergies. The recall is essentially complete and the Company recorded income of $2,100 in the third quarter of fiscal 2006 for a reduction in the associated accruals.

RESULTS OF OPERATIONS

CONSUMER HEALTHCARE

                         Third Quarter          Year-to-Date
                      -------------------   -------------------
                        2006       2005       2006       2005
                      --------   --------   --------   --------
Net sales             $241,238   $219,690   $742,091   $698,993
Gross profit          $ 61,467   $ 62,648   $184,838   $194,499
Gross profit%             25.5%      28.5%      24.9%      27.8%
Operating expenses    $ 39,996   $ 43,365   $118,195   $120,791
Operating expenses%       16.6%      19.7%      15.9%      17.3%
Operating income      $ 21,471   $ 19,283   $ 66,644   $ 73,708
Operating income%          8.9%       8.8%       9.0%      10.5%

Net Sales

Third quarter net sales for fiscal 2006 increased 10% or $21,548 compared to fiscal 2005. The increase resulted primarily from $16,000 of sales of topical OTC products produced at the New York facility acquired in conjunction with the Agis acquisition and $24,000 of other new product sales, as well as higher unit sales of existing vitamin products. The increase was partially offset by a $26,000 decline in sales of pseudoephedrine-containing products in the third quarter of fiscal 2006 compared to fiscal 2005.

Year-to-date net sales for fiscal 2006 increased 6% or $43,098 compared to fiscal 2005. The increase resulted primarily from $48,000 of sales of topical OTC products produced at the New York facility acquired in conjunction with the Agis acquisition and $51,000 of other new product sales. The increase was partially offset by a decline of $69,000 in year-to-date sales of pseudoephedrine-containing products in fiscal 2006 compared to fiscal 2005. Year-to-date net sales for fiscal 2005 were negatively impacted by a recall of loratadine syrup, which reduced net sales during that period by $6,300.

Gross Profit

Third quarter gross profit for fiscal 2006 decreased 2% or $1,181 compared to fiscal 2005. The decrease was primarily a result of lower unit sales of pseudoephedrine-containing products and higher inventory obsolescence costs, partially offset by sales volume attributable to new products and acquired topical OTC products. The decrease in the third quarter gross profit percentage was primarily due to higher inventory obsolescence costs and lower unit sales of pseudoephedrine-containing products, which were typically sold at a margin higher than the average product in the Consumer Healthcare segment, partially offset by an adjustment of $2,100 to reduce the associated accruals for the loratadine syrup recall.

Year-to-date gross profit for fiscal 2006 decreased 5% or $9,661 compared to fiscal 2005. The decrease was primarily a result of lower unit sales of pseudoephedrine-containing products and higher inventory obsolescence costs, including a charge of $3,800 for estimated obsolete pseudoephedrine inventory on hand, partially offset by sales volume attributable to new products and acquired topical OTC products. The decrease in the year-to-date gross profit percentage for fiscal 2006 was primarily due to lower unit sales of pseudoephedrine-containing products, which were typically sold at a margin higher than the average product in the Consumer Healthcare segment, an unfavorable mix of products sold and higher inventory obsolescence costs. The decrease was partially offset by an adjustment of $2,100 to reduce the associated accruals related to the charge of $8,300 that unfavorably impacted fiscal 2005 for the loratadine syrup recall.

Operating Expenses

Third quarter operating expenses for fiscal 2006 decreased 8% or $3,369 during fiscal 2006 compared to fiscal 2005 primarily due to the unfavorable impact in fiscal 2005 related to the restructuring charges described below. This decrease was partially offset by the timing of payments related to research and development costs and amortization of intangible assets.

In fiscal 2005, in connection with the acquisition of Agis, the Company reviewed its Consumer Healthcare operating strategies. As a result, the Company approved a restructuring plan and recorded a charge of $6,382. The implementation of the plan began on March 24, 2005 and is expected to be completed in its entirety by June 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded employee termination benefits of $3,150. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statement of income for the third quarter of fiscal 2005.

Year-to-date operating expenses for fiscal 2006 decreased 2% or $2,596 compared to fiscal 2005. The decrease was primarily due to the unfavorable impact in fiscal 2005 related to the restructuring charges and lower employee-related costs, partially offset by increased expenses related to the New York facility and amortization of intangible assets.

RX PHARMACEUTICALS

                            Third Quarter        Year-to-Date
                          -----------------   -----------------
                            2006      2005      2006      2005
                          -------   -------   -------   -------
Net sales                 $30,237   $   403   $87,976   $   567
Gross profit              $11,544   $   313   $34,761   $   231
Gross profit%                38.2%       78%     39.5%       41%
Operating expenses        $ 7,284   $ 2,200   $21,365   $ 5,768
Operating expenses%          24.1%       --      24.3%       --
Operating income (loss)   $ 4,260   $(1,887)  $13,396   $(5,537)
Operating income%            14.1%       --      15.2%       --

Net Sales and Gross Profit

Third quarter and year-to-date net sales and gross profit for fiscal 2006 resulted almost entirely from the Agis acquisition. Third quarter and year-to-date gross profit included the effect of a charge of $1,584 and $4,752 for amortization of product-related intangible assets, respectively.

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

Operating Expenses

Third quarter fiscal 2006 operating expenses increased $5,084, primarily due to the inclusion of expenses that resulted from the Agis acquisition. Research and development spending in this segment increased $1,868 from the third quarter of fiscal 2005.

Year-to-date fiscal 2006 operating expenses increased $15,597, primarily due to the inclusion of expenses that resulted from the Agis acquisition. Year-to-date research and development spending increased $7,412 for fiscal 2006 compared to fiscal 2005.

ADDITIONAL INFORMATION

                                       API                     Other
                             ----------------------   ----------------------
                              Third                    Third
                             Quarter   Year-to-Date   Quarter   Year-to-Date
                             -------   ------------   -------   ------------
Fiscal 2006
   Net sales                 $30,250     $83,903      $30,596     $97,782
   Gross profit              $14,310     $39,111      $ 9,957     $31,054
   Gross profit %               47.3%       46.6%        32.5%       31.8%
   Operating expenses        $ 6,341     $18,011      $10,247     $31,624
   Operating expenses %         21.0%       21.5%        33.5%       32.3%
   Operating income (loss)   $ 7,969     $21,099      $  (290)    $  (570)
   Operating income %           26.3%       25.1%        (0.9)%      (0.6)%

Three new operating segments were established as a result of the Agis acquisition. The API segment is a reportable segment. The remaining two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, which comprise the Other category, do not meet the quantitative thresholds required to be separately reportable.

Net sales and gross profit for the API and Other category for third quarter and year-to-date fiscal 2006 resulted entirely from the Agis acquisition. Third quarter and year-to-date sales of the API segment included $4,000 for non-product revenues. Year-to-date gross profit of the API segment and Other category include charges of $1,747 and $2,697, respectively, for the write-off of the step-up in the value of inventory resulting from the acquisition. The write-off of this step-up was completed in the first quarter of fiscal 2006. Third quarter amortization expense was $429 and $240 for the API segment and Other category, respectively, and year-to-date amortization expense was $1,287 and $720 for the API segment and Other category, respectively.

UNALLOCATED EXPENSES

                              Third Quarter          Year-to-Date
                          --------------------   --------------------
                            2006        2005       2006        2005
                          --------   ---------   --------   ---------
Operating expenses        $ 3,055    $ 393,225   $ 10,176   $ 393,225
Operating income (loss)   $(3,055)   $(393,225)  $(10,176)  $(393,225)

Unallocated expenses related to one-time acquisition integration costs and certain corporate services that are not allocated to the segments. Fiscal 2005 unallocated expenses also include the $388,600 write-off of in-process research and development. Third quarter and year-to-date acquisition integration costs were $600 and $2,600, respectively, for fiscal 2006.

INTEREST AND OTHER (CONSOLIDATED)

Third quarter fiscal 2006 net interest expense was $2,465, which included interest expense of $7,884 and interest income of $5,419. Net interest income was $454 for the third quarter of fiscal 2005. Other income was $2,310 for the third quarter of fiscal 2006 compared to $1,091 for the third quarter of fiscal 2005.

Year-to-date fiscal 2006 net interest expense was $11,606, which included interest expense of $27,476 and interest income of $15,870. Year-to-date net interest income was $1,405 for fiscal 2005. Year-to-date other income was $9,346 and $1,584 for fiscal 2006 and 2005, respectively. Other income for year-to-date of fiscal 2006 included a gain of $4,666 from the sale of an equity investment.

The overall higher interest expense in fiscal 2006 was due to the level of long-term debt held by the Company compared to the level of invested cash balances in fiscal 2005. The gross amounts of interest expense and income were high in fiscal 2006 due to the outstanding loan and restricted cash deposit of $400,000 established in connection with the Agis acquisition.

INCOME TAXES (CONSOLIDATED)

Third quarter effective tax rate was 30.9% for fiscal 2006. For year-to-date fiscal 2006, the effective tax rate was 32.9%. The Agis acquisition changed the relative composition of U.S. and Foreign income, which is expected to result in a lower effective tax rate than the Company has historically experienced. This tax rate will fluctuate from quarter to quarter depending on the composition of income before tax in the various tax jurisdictions. Thirty-eight percent of income before tax in the first three quarters of fiscal 2006 was contributed by foreign entities, generally Israeli, with a tax rate lower than the U.S. statutory rate. Additionally, due to the sale of an equity investment that resulted in a capital gain, the Company released a valuation allowance of $1,090 on a capital loss carry forward, which reduced income tax expense in the first quarter of fiscal 2006. The Company recorded additional year-to-date tax expense of $867 in fiscal 2006 as certain deferred tax assets and liabilities were adjusted as a result of changes in statutory tax rates in Israel. The estimated annualized effective tax rate for fiscal 2006 is expected to be between 32% and 34%.

Tax expense for fiscal 2005 was impacted by the non-deductible charge to earnings of $388,600 for the write-off of in-process research and development related to the acquisition of Agis. The effective tax rate was 36.0% for the quarter and year-to date fiscal 2005, excluding this charge.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities decreased $38,082 to $35,853 at March 25, 2006 from $73,935 at March 26, 2005. Working capital, including cash, decreased $47,909 to $245,091 at March 25, 2006 from $293,000 at March 26, 2005.

Year-to-date net cash provided from operating activities increased by $56,240 to $110,632 for fiscal 2006 compared to $54,392 for fiscal 2005. The contribution of cash flow from operating income of the subsidiaries related to the Agis acquisition offset the reduction in operating income of the Consumer Healthcare segment. The additional cash from operations was due to favorable changes in working capital attributable to lower employee bonuses paid in fiscal 2006 and higher accounts payable, partially offset by payments for income taxes and other liabilities.

Year-to-date net cash used for investing activities decreased $631,380 to $8,422 for fiscal 2006 compared to $639,802 for fiscal 2005 primarily due to the completion of the Agis acquisition in the third quarter of fiscal 2005.

Year-to-date capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are anticipated to be $25,000 to $35,000 for fiscal 2006.

Year-to-date net cash used for financing activities was $86,144 for fiscal 2006 primarily due to repayments of debt, repurchases of common stock and payments of cash dividends. Cash provided by financing activities of $616,512 for fiscal 2005 was primarily due to debt incurred in connection with the Agis acquisition.

The Company repurchased 262 shares of its common stock for $4,087 during the third quarter of fiscal 2006. The Company did not repurchase any shares during the third quarter of fiscal 2005. Year-to-date, the Company repurchased 1,431 shares of its common stock for $20,488 and 7 shares for $122 in fiscal 2006 and 2005, respectively. Year-to-date, private party transactions accounted for 112 shares and 7 shares in fiscal 2006 and 2005, respectively.

The Company paid quarterly dividends totaling $11,660 and $8,195, or $0.125 and $0.115 per share, during fiscal 2006 and 2005, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

GUARANTIES AND CONTRACTUAL OBLIGATIONS

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $430, not to exceed 50% of the joint venture's debt that is not recorded on the Company's condensed consolidated balance sheets as of March 25, 2006.

During the third quarter of fiscal 2006, no material change in contractual obligations occurred.

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

Changes in these estimates and assumptions related to customer programs may result in additional accruals. The following table summarizes the balance sheet activity for accounts receivable allowances and customer program accruals:

                                                     Year-to-        Year-to-
                                                       Date           Date
                                                       2006            2005
                                                     --------        -------
ACCOUNTS RECEIVABLE ALLOWANCES,
excluding allowance for doubtful accounts
Balance, beginning of period                         $ 20,394        $ 3,691
   Acquisition of Agis                                     --         15,028
   Provision recorded                                   1,607             --
   Credits processed                                    1,396             --
                                                     --------        -------
Balance, end of the period                           $ 20,605        $18,719
                                                     ========        =======
CUSTOMER PROGRAM ACCRUALS
Balance, beginning of period                         $ 41,666        $13,212
   Acquisition of Agis                                     --         20,488
   Provision recorded                                 109,566         20,417
   Credits processed                                  105,212         22,815
                                                     --------        -------
Balance, end of the period                           $ 46,020        $31,302
                                                     ========        =======

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $10,619 at March 25, 2006, $10,370 at June 25, 2005 and $8,280 at March 26, 2005.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $43,035 at March 25, 2006, $38,095 at June 25, 2005 and $27,841 at March 26, 2005. The Company recorded year-to-date charges of $3,800 in fiscal 2006 for estimated obsolete pseudoephedrine inventory on hand.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The goodwill related to the Agis acquisition has been allocated to the API and Rx Pharmaceuticals segments and is tested for impairment annually in the third quarter of the fiscal year. The current year testing resulted in no impairment charge related to the API and Rx Pharmaceuticals segments. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year and also resulted in no impairment charge in the current year. Although the testing performed on the Company's U.K. component within this segment indicated that the estimated fair value exceeded the carrying value, these values were closer than they had been in previous years. The narrowing of the difference in these values increases the possibility of an impairment charge in future periods. The goodwill balance of the U.K. component was $27,814 as of March 25, 2006. Goodwill was $147,633 at March 25, 2006, $150,293 at June 25, 2005 and $150,226
at March 26, 2005.

Other Intangible Assets - Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets were $138,043 at March 25, 2006, $147,967 at June 25, 2005 and $142,050 at March 26, 2005.

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

Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $1,825 at March 25, 2006, $1,930 at June 25, 2005 and $2,751 at March 26, 2005. The accrual for workers' compensation claims was $2,968 at March 25, 2006, $2,472 at June 25, 2005 and $2,731 at March 26, 2005.

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

The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance the Agis acquisition and working capital requirements and interest income earned on its investment of cash on hand. As of March 25, 2006, the Company had invested cash, cash equivalents and investment securities of approximately $36,000 and short and long-term debt, net of restricted cash, of approximately $221,000.

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

Item 4. Controls and Procedures

As of March 25, 2006, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, performed an interim review of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, as well as an evaluation and consideration of the update described below, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are not effective at a reasonable assurance level. Certain material weaknesses in internal control over financial reporting
(ICFR) were identified in fiscal 2005 in connection with integration and initial internal control assessment activities related to the Agis acquisition (This section of Item 4. Controls and Procedures should be read in conjunction with
Item 9A. Controls and Procedures, included in the Company's Form 10-K for the fiscal year ended June 25, 2005).

The Company is actively seeking to remedy these material weaknesses. Other than the deficiencies related to the Agis entities, the Chief Executive Officer and Chief Financial Officer did not identify any other material weaknesses in the Company's disclosure controls and procedures during their evaluation. The following is an update on the Company's remediation plan:

     - The New York location was converted to an ERP system in accordance with the plan disclosed in the fiscal 2005 Form 10-K. All material information systems at this location are now centralized with the Michigan operations.

     - Formal policies to reflect the tone of top management have been implemented at the Israel, New York and Germany locations.

     - Significant progress has been made in the modification of the Israel locations' information systems infrastructure to align with the Company's standards.

     - The financial statement closing process in Israel has been enhanced by implementing financial consolidation software, formal policies and improved processes for general ledger journal entries and account reconciliations.

     - Implementation of an ERP system in Israel is underway with a planned go-live date in the second quarter of fiscal 2007.

     - The Company expects to report the ICFR are effective for approximately 80% of the Company's consolidated fiscal year-to-date revenue by the end of fiscal 2006. The remaining material locations are expected to be compliant in fiscal 2007.

In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's ICFR pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 25, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the Company's ICFR.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2004, the Company reached a settlement with the FTC and states' attorneys general offices regarding a now terminated agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another, filed on behalf of Company customers (i.e., retailers) and the other consisting of four class action suits filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. While the Company has defended these claims, it has also participated in settlement negotiations with the plaintiffs leading the Company to believe that it may settle all of the lawsuits for a combination of cash payments and product donations. The Company recorded a charge of $4,500 in the fourth quarter of fiscal 2005 as its best estimate of the combined expected cost of the settlements. While the Company believes the estimate of the charge is reasonable, the total amount of future payments related to these lawsuits cannot be assured and may be materially different than the recorded charge.

Item 1A. Risk Factors

The Company's Annual Report on Form 10-K filed for the fiscal year ended June 25, 2005 includes a detailed discussion of the Company's risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in the third quarter of fiscal 2006 were approximately $26,000 lower than the third quarter of fiscal 2005 and $69,000 lower year-to-date in fiscal 2006 than year-to-date fiscal 2005. The Company monitors this issue continuously and, consequently, recorded an additional charge of $720 in the third quarter of fiscal 2006 for estimated obsolete inventory on hand. Products containing pseudoephedrine generated approximately $182,000 of the Company's revenues in fiscal 2005. Sales are expected to be $90,000 to $95,000 for fiscal 2006 and will continue to decline in fiscal 2007. This sales estimate has been revised due to retailer response to the passage of federal legislation, which is described below. Based on recent events in the retail market, legislative actions and the resulting lost sales, management believes that these issues will continue to have a significant adverse effect on the Company's results of operations in fiscal 2006 and fiscal 2007.

On March 10, 2006, Congress enacted the Patriot Act which included the Combat Methamphetamine Epidemic Act of 2005 (the Act). Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine, or phenylpropanolamine ("Schedule Listed Chemical Products"). Effective April 7, 2006, the Act imposed daily restrictions on the amount of Schedule Listed Chemical Products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of Schedule Listed Chemical Products a consumer may purchase (9.0 grams) over a thirty-day period. Further, effective September 30, 2006, the Act requires that
(a) sellers place all Schedule Listed Chemical Products behind the counter and maintain a logbook that tracks the sales of Schedule Listed Chemical Products to individuals, and (b) purchasers provide valid identification in order to purchase Schedule Listed Chemical Products.

The Company manufactures several products that contain the active ingredient, dextromethorphan, which is indicated for cough suppression. Dextromethorphan has come under scrutiny because of its potential to be abused. Some states have introduced legislation that, if passed, is intended to restrict access to dextromethorphan in finished dosage forms. The restrictions may include requiring a minimum age to purchase product, limiting the amount a consumer may purchase, requiring a prescription and/or placing the product in a more controlled position of sale behind the pharmacy counter of a retailer. In certain instances, over-the-counter drugs have been exempted from the proposed legislation. Products containing dextromethorphan generated approximately $98,000 of the Company's revenues in fiscal 2005. The Company cannot predict whether any of the proposed legislation will be passed, or if it is passed, its impact on future revenues attributable to these products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2005, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $30,000. This plan expired on April 21, 2006. On February 15, 2006, the Board of Directors approved and additional plan to repurchase shares of common stock with a value of up to $60,000. This plan will expire on February 17, 2007. On June 21, 2005, the Company announced the implementation of a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. All common stock repurchased is retired upon purchase.

The table below lists the Company's repurchases of shares of common stock during its most recently completed quarter:

                             Total Number     Average     Total Number of Shares        Value of
                              of Shares     Price Paid     Purchased as Part of     Shares Available
       Fiscal 2006          Purchased (1)    per Share   Publicly Announced Plans     for Purchase
       -----------          -------------   ----------   ------------------------   ----------------

December 25 to January 28        123          $15.26                122                  $72,334
January 29 to February 25         76          $15.72                 76                  $70,478
February 26 to March 25           63          $16.11                 63                  $69,283
                                 ---                                ---
Total                            262                                261                  $68,265

(1) A private party transaction accounted for the purchase of 1 shares in the period from January 29 to February 25.

Item 6. Exhibits

Exhibit Number   Description
--------------   -----------
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

10(a) Perrigo Company Nonqualified Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to the Registrant's
                 Current Report on Form 8-K filed on March 29, 2006.

10(b)            Letter Agreement by and between Perrigo Company and Ran
                 Gottfried, dated February 15, 2006 and effective February 16,
                 2006, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 22,
                 2006.

31               Rule 13a-14(a) Certifications.

32               Section 1350 Certifications.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERRIGO COMPANY
                                        (Registrant)


Date: April 27, 2006                    By: /s/ David T. Gibbons
                                            ------------------------------------
                                            David T. Gibbons
                                            Chairman, President and
                                            Chief Executive Officer


Date: April 27, 2006                    By: /s/ Douglas R. Schrank
                                            ------------------------------------
                                            Douglas R. Schrank
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer)