Form 10-K
period 2006-07-01
PERRIGO CO
filed 2006-08-15
CIK 820096

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended July 1, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

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

      Title of each class              Name of each exchange on which registered
Common Stock (without par value)               The NASDAQ Stock Market

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X] NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. YES [ ] NO [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 23, 2005 as reported on The NASDAQ Stock Market(R), was approximately $1,047,066,766. Shares of common stock held by each executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 1, 2006 the registrant had 92,695,899 outstanding shares of common stock.

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting on November 10, 2006 are incorporated by reference into Part III.

================================================================================

                                 PERRIGO COMPANY
                                    FORM 10-K
                         FISCAL YEAR ENDED JULY 1, 2006
                                TABLE OF CONTENTS

                                                                                                                            Page No.
PART I.
 Item 1.   Business                                                                                                                1
 Item 1A.  Risk Factors                                                                                                           18
 Item 1B.  Unresolved Staff Comments                                                                                              28
 Item 2.   Properties                                                                                                             29
 Item 3.   Legal Proceedings                                                                                                      30
 Item 4.   Submission of Matters to a Vote of Security Holders                                                                    30
 Additional Item. Executive Officers of the Registrant                                                                            31

PART II.
 Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities           32
 Item 6.   Selected Financial Data                                                                                                33
 Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations                                  34
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                                             46
 Item 8.   Financial Statements and Supplementary Data                                                                            47
 Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                                   80
 Item 9A.  Controls and Procedures                                                                                                80
 Item 9B.  Other Information                                                                                                      81

PART III.
 Item 10.  Directors and Executive Officers of the Registrant                                                                     82
 Item 11.  Executive Compensation                                                                                                 82
 Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                         82
 Item 13.  Certain Relationships and Related Transactions                                                                         82
 Item 14.  Principal Accountant Fees and Services                                                                                 82

PART IV.
 Item 15.  Exhibits and Financial Statement Schedules                                                                             83

                                     PART I.

Item 1. Business. (Dollar and share amounts in thousands, except per share amounts)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company's expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or the negative of those terms or other comparable terminology. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company's control. These and other important factors, including those discussed under "Risk Factors," may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Perrigo Company, established in 1887, is a leading global healthcare supplier and the world's largest manufacturer of over-the-counter (OTC) pharmaceutical and nutritional products for the store brand market. The Company also develops and manufactures generic prescription (Rx) drugs, active pharmaceutical ingredients (API) and consumer products. The Company's primary markets and locations of manufacturing and logistics operations are the United States, Israel, Mexico and the United Kingdom. See Note N to the Company's consolidated financial statements for further information.

Perrigo Company operates through several wholly owned subsidiaries. In the U.S., these subsidiaries consist primarily of L. Perrigo Company, Perrigo Company of South Carolina Inc. and Perrigo New York Inc. (formerly Clay Park Labs, Inc.). Outside the U.S., these subsidiaries consist primarily of Perrigo Israel Pharmaceuticals Ltd. (formerly Agis Industries (1983) Ltd.) (Agis), Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Wrafton Laboratories Limited and Perrigo U.K. Limited. As used herein, references to the "Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

The Company's principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan, 49010. Its telephone number is (269) 673-8451. The Company's website address is http://www.perrigo.com, where the Company makes available free of charge the Company's reports on Forms 10-K, 10-Q and 8-K, as well as any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. These filings are also available to the public at http://www.sec.gov and http://www.isa.gov.il.

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Prescription (Rx) Pharmaceuticals and API. Additionally, the Company has an Other category that includes two operating segments (Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products) that do not meet the quantitative thresholds required to be separately reportable segments.

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

SIGNIFICANT DEVELOPMENTS

Update on Pseudoephedrine Sales

The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the diversion and misuse of pseudoephedrine in the production of methamphetamine, an illegal drug. The Company monitors this issue continuously and, consequently, recorded an additional charge of approximately $8,800 in fiscal 2006 for estimated obsolete inventory on hand. Products containing pseudoephedrine generated approximately $92,000 and $182,000 of the Company's revenues in fiscal 2006 and 2005, respectively. Sales of pseudoephedrine products are expected to be $30,000 to $35,000 for fiscal 2007. This estimate excludes expected sales of pseudoephedrine replacement products. Based on recent events in the retail market, legislative actions and the resulting lost sales, management believes that these issues will continue to have a significant adverse effect on the Company's results of operations in fiscal 2007.

On March 10, 2006, Congress enacted the Patriot Act, which included the Combat Methamphetamine Epidemic Act of 2005 (the Act). Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine, or phenylpropanolamine (List I Chemical Products). Effective April 7, 2006, the Act imposed quotas on manufacturers and imposed daily restrictions on the amount of List I Chemical Products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of List I Chemical Products a consumer may purchase (9.0 grams) over a 30-day period. Further, effective September 30, 2006, the Act requires that (a) retail sellers place all List I Chemical Products behind the counter and maintain a logbook that tracks the sales of List I Chemical Products to individuals, and (b) purchasers provide valid identification in order to purchase List I Chemical Products.

Product Recalls

The Company recorded an adjustment of $2,100 in the third quarter of fiscal 2006 due to the reduction of an accrual for a product recall which originated in fiscal 2005 and is essentially complete. The Company originally recorded a charge of $8,300 in the second quarter of fiscal 2005 as it initiated a retail-level recall of all lots of loratadine syrup, a liquid antihistamine indicated for the relief of symptoms due to hay fever or other upper respiratory allergies.

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

Sale of Equity Investment

In November 2005, the Company recorded a gain of $4,666 in Other income, net on the sale of its non-controlling interest in Shandex Sales Group Ltd. (Canada).

Class Action Lawsuit Settlements

In August 2004, the Company reached a settlement with the United States Federal Trade Commission (FTC) and states' attorneys general offices regarding a now terminated agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another (the Direct Purchaser Action), filed on behalf of Company customers (i.e., retailers), and the other consisting of four class action suits (the Indirect Purchaser Action), filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. On April 24, 2006, the court in the Direct Purchaser Action issued an order and final judgment approving the settlement of this matter with respect to defendants Alpharma, Inc. and the Company. The Company agreed to pay $3,000 as part of the settlement of the Direct Purchaser Action. Separately, Alpharma, Inc. and the Company entered into a settlement agreement to resolve the Indirect Purchaser Action for a combination of cash and product donations. On July 26, 2006 the court issued an order preliminarily approving the settlement of the Indirect Purchaser Action. However, the settlement is subject to final court approval. The Company recorded a charge of $4,500 in the fourth quarter of fiscal 2005 as its best estimate of the combined expected cost of the settlements. While the Company believes the estimate of the charge is reasonable, the total amount of future payments related to these lawsuits cannot be assured and may be materially different than the recorded charge.

Restructuring

On June 23, 2006, as a result of an ongoing review of its Consumer Healthcare operating strategies, the Company's Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives. This action will result in the closure of two Michigan plants that primarily manufacture these products. In connection with this exit plan, it was determined that the carrying value of the land, buildings, machinery and certain inventory at these two plants was not fully recoverable. As a result, the Company incurred an impairment charge in the Company's Consumer Healthcare segment of $8,846 in the fourth quarter of fiscal 2006 to reflect the difference between carrying value and the fair value of the affected assets. This charge is recorded in the restructuring line of the consolidated statement of income for fiscal 2006. Fair value was determined using the currently appraised market value. In addition, the Company expects to incur a charge of approximately $3,000 in fiscal 2007 for employee related and plant shutdown costs. The plants are expected to be phased out and closed by the end of fiscal 2007.

In connection with the acquisition of Agis in March 2005, the Company reviewed its Consumer Healthcare operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment in the third quarter of fiscal 2005. The implementation of the plan began on March 24, 2005 and was completed in July 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded a charge for employee termination benefits of $3,150. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statement of income for fiscal 2005. As of July 1, 2006, payments of $3,045 have been made for the accrued restructuring costs related to the employee termination benefits.

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

The Company is committed to consistently providing its customers with high quality products that adhere to "Current Good Manufacturing Practices" (cGMP) promulgated by the FDA. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. Packaging is designed to make the product visually appealing to the consumer.

The Company seeks to establish customer loyalty through superior customer service by providing a comprehensive assortment of high quality, value priced products; timely processing, shipment and delivery of orders; assistance in managing customer inventories and support in managing and building the customer's store brand business. The Company also seeks to establish customer loyalty by providing marketing support that is directed at developing customized marketing programs for the customers' store brand products. The primary objective of this store brand management approach is to enable customers to increase sales of their own store brand products by communicating store brand quality and value to the consumer. The Company's sales and marketing personnel assist customers in the development and introduction of new store brand products and the promotion of customers' ongoing store brand products by performing consumer research, providing market information and establishing individualized promotions and marketing programs.

The Company currently markets approximately 1,150 store brand products to approximately 130 customers. The Company includes as separate products multiple sizes, flavors and product forms of certain products. The Company also currently manufactures and markets certain products under its brand name Good Sense(R).

Listed below are major consumer healthcare product categories under which the Company markets products for store brand labels; the annual retail market size for food, drug and mass merchandise retailers in the U.S., excluding Wal-Mart and those classified as club stores and dollar stores, according to Information Resources Inc.; and the names of certain national brands against which the Company's products compete.

                                 Retail
                               Market Size
Product Categories              (Billions)     Comparable National Brands
--------------------------     -----------     ---------------------------------------------------------------------------
Cough/Cold/Allergy/Sinus          $ 3.7        Advil(R) Cold & Sinus, Afrin(R), Alavert(R), Aleve(R) Cold & Sinus,
                                               Benadryl(R), Claritin(R), Dimetapp(R), NyQuil(R), DayQuil(R),  Robitussin(R),
                                               Sudafed(R), Tavist(R), Triaminic(R), Tylenol(R)

Analgesics                        $ 2.1        Advil(R), Aleve(R), Bayer(R), Excedrin(R), Motrin(R), Tylenol(R)

Gastrointestinal                  $ 2.1        Citrucel(R), Correctol(R), Ex-Lax(R), Fibercon(R), Imodium A-D(R), Maalox(R),
                                               Mylanta(R), Pepcid(R) AC, Pepto Bismol(R), Phillips(R), Tagamet HB(R), Tums(R),
                                               Zantac(R) 75

Vitamins/Nutritional              $ 2.8        Centrum(R), Flintstones(R), One-A-Day(R), Caltrate(R),
Supplements                                    Osteo Bi-Flex(R), Ensure(R)

Customers of the Consumer Healthcare segment are major national and regional retail drug, supermarket and mass merchandise chains such as Wal-Mart, CVS, Walgreens, Kroger, Safeway, Dollar General, Sam's Club and Costco and major wholesalers such as McKesson and Supervalu.

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

In contrast to national brand manufacturers who incur considerable advertising and marketing expenditures that are directly targeted to the end consumer, the Consumer Healthcare segment's primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through in-store marketing programs. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers' programs. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company's marketing efforts are also directed at new product introductions and conversions and providing market research data. Market analysis and research is used to monitor trends for products and categories and develop category management recommendations.

NEW PRODUCT INTRODUCTIONS AND DRUG APPLICATION APPROVALS

The Company launched several new products in fiscal 2006, most notably nicotine polacrilex lozenges, bismuth cherry liquid and several acetaminophen (APAP) products: APAP extended-release caplets, APAP 8-hour caplets and APAP 500mg cool caplets comparable to the national brands Commit(R), Pepto Bismol Cherry(R), Tylenol Arthritis(R), Tylenol 8-Hour(R) and Tylenol Cool Caplets(R), respectively. Net sales related to new products were approximately $77,000 for fiscal 2006, $38,000 for fiscal 2005 and $70,000 for fiscal 2004. A product is considered new if it was added to the Company's product lines in the most recent 18 months that net sales are recorded.

In fiscal 2006, the Company received approval from the FDA for 6 OTC drug applications. The applications were for the following products: nicotine polacrilex coated gum 2mg and 4mg, nicotine polacrilex lozenge 2mg and 4mg, APAP extended release tablets and ibuprofen 200mg tablet. The Company has 2 OTC drug applications currently pending approval with the FDA.

COMPETITION

The market for OTC pharmaceutical and nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. The Company believes it competes favorably in these areas.

The Company's competition in store brand products consists of several publicly traded and privately owned companies. The competition is highly fragmented in terms of both geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. Some of the Company's competitors are AccuMed Inc., Actavis Group hf., Guardian Drug Company, Leiner Health Products Inc., LNK International Inc., NBTY Inc. and Taro Pharmaceutical Industries Ltd. The Company's store brand products also compete with nationally advertised brand name products. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture store brand products or lower prices of national brand products. Additionally, competition is growing from generic prescription drug manufacturers that may market products that have switched or are switching from Rx to OTC status or products that require FDA approval. The Company competes in the nutritional area with a number of publicly traded and privately owned companies, some of which have broader product lines and larger sales volumes than the Company does.

PRESCRIPTION (RX) PHARMACEUTICALS

The primary activity of the Rx Pharmaceuticals segment is the development, manufacture and sale of generic prescription drug products, generally for the U.S. market.

SIGNIFICANT DEVELOPMENTS

Agis Acquisition

On March 17, 2005, the Company acquired all of the outstanding shares of Agis, an Israeli public company. Fiscal 2006 included the first full year of Agis results while fiscal 2005 included one quarter of Agis results.

Product Recall

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

Collaboration Agreement

The Company has entered into an agreement with another pharmaceutical company pursuant to which the two companies will collaborate on the development and manufacture of two drug products. Revenues related to this agreement had a significant positive impact on gross profit in the second half of fiscal 2006 and are expected to continue to contribute significantly to gross profit in fiscal 2007.

BUSINESS

The Company develops, manufactures and markets generic topical prescription pharmaceuticals at its New York and Israel facilities and non-topicals at its Michigan facilities. The Company focuses on topical generics, suppositories and unit dosages. The topical generics include creams, ointments, lotions, gels and solutions. The Company's current development areas include other delivery systems such as nasal sprays, foams and transdermal devices. Other areas of expertise include the production capabilities for various dosage forms such as tablets, capsules and liquids. Pharmaceuticals are manufactured, labeled and packaged in facilities that comply with strict regulatory standards while also meeting customers' stringent requirements.

The Company currently markets approximately 150 generic prescription products to approximately 100 customers. The Company includes as separate products multiple sizes and product forms of certain products. The Company holds the ANDA or NDA for the drugs that it manufactures, or may enter into an arrangement with the application holder for the manufacture and/or marketing of certain products. Listed below are the major products that the Company manufactures and/or distributes:

Generic Name                                     Competitive Brand Name Drug
--------------------------------------           ---------------------------
Ammonium lactate cream and lotion                       Lac-Hydrin(R)
Clindamycin phosphate solution                          CleocinT(R)
Econazole nitrate cream                                 Spectazole(R)
Erythromycin and benzoyl peroxide gel                   Benzamycin(R)
Fluticasone ointment and cream                          Cutivate(R)
Halobetasol ointment and cream                          Ultravate(R)
Ibuprofen oral suspension                               Motrin(R)
Ketoconazole shampoo                                    Nizoral(R)
Mesalamine rectal suspension enema                      Rowasa(R)
Mometasone cream, ointment and lotion                   Elocon(R)
Mupirocin ointment                                      Bactroban(R)
Permethrin cream                                        Elimite(R)
Selenium sulfide shampoo                                Selsun(R)
Terconazole suppositories                               Terazol 3(R)
Tretinoin cream and gel                                 Retin-A(R)

The Company's U.S. based customers are major wholesalers such as Cardinal Health, McKesson and AmerisourceBergen, as well as national and regional retail drug, supermarket and mass merchandise chains, such as Wal-Mart, CVS, Rite Aid, Walgreens, Kroger, Safeway and Brooks Eckerd. Generic prescription drugs are sold to the consumer through the pharmacy counter of predominantly the same retail outlets as OTC pharmaceuticals and nutritional products.

NEW PRODUCT INTRODUCTIONS AND DRUG APPLICATION APPROVALS

The Company recently launched several new generic prescription products, including tretinoin cream and gel, desoximetasone gel, ciclopirox olamine cream, terconazole suppositories, ibuprofen tablets (400mg/600mg/800mg), naproxen tablets (250mg/375mg/500mg) and glimepiride tablets (1mg/2mg/4mg), which are generic equivalents to the Retin-A(R), Topicort(R), Loprox(R), Terazol 3(R), Motrin(R), Naprosyn(R) and Amaryl(R) brand products, respectively. Net sales related to new products were approximately $11,000 for fiscal 2006.

In fiscal 2006, the Company received approval from the FDA for four generic prescription drug applications. The applications were for the following products: desoximetasone gel, ciclopirox olamine cream, terconazole suppositories and ibuprofen tablets (400mg/600mg/800mg). In addition, the Company received tentative or final approvals through partnerships with third parties for four ANDA approvals: sertraline hydrochloride tablets (25mg/50mg/100mg), ondansetron hydrochloride IR tablets (4mg/8mg/16mg/24mg), amlodipine besylate tablets (2.5mg/5mg/10mg) and glimepiride tablets (1mg/2mg/4mg). The Company, on its own or in conjunction with a partner, has 14 generic Rx drug applications currently pending approval with the FDA.

COMPETITION

The market for generic prescription drugs is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of a branded product (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations and manufacturers of therapeutically similar drugs. Amongst the Company's competitors in the topical generics market are Alpharma, Fougera, Glades Pharmaceuticals, Glenmark Pharmaceuticals, Paddock Laboratories, Taro Pharmaceuticals, Teva Pharmaceutical, and Triax Pharmaceuticals, as well as brand-name pharmaceutical companies where the Company offers a generic equivalent. In other product lines, such as oral dosage forms, competitors include Actavis U.S., Apotex, Aurobindo Pharma, Caraco Pharmaceutical Laboratories, Cobalt Pharmaceuticals, Corepharma, Dr. Reddys Laboratories, Par Pharmaceutical, Mylan Laboratories, Pliva, Roxane Laboratories, Sandoz International, Taro Pharmaceutical, Teva Pharmaceutical,and Watson Laboratories, as well as brand-name pharmaceutical companies where the Company offers a generic equivalent. The Company believes that one of its primary competitive advantages is the ability to introduce difficult to develop and/or manufacture generic equivalents to brand-name drug products, particularly topical products. Generally, these products are exposed to less competition once their relevant patents are no longer enforceable. In addition, the Company believes it has a competitive advantage in price, prompt delivery, efficiency, customer service and reputation.

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

Many brand-name competitors try to prevent, discourage or delay the use of generic equivalents through various measures, including introduction of new branded products, legislative initiatives, changing dosage form or dosing regimen just prior to introduction of a generic equivalent, regulatory processes, filing new patents or patent extensions, litigation, citizens' petitions and negative publicity. In addition, brand name companies sometimes launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time that the first generic product is launched depriving the marketer of that generic product of the exclusivity intended by the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act (Hatch-Waxman), see Information Applicable to All Reported Segments - Government Regulation - U.S. Food and Drug Administration below.

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

ACTIVE PHARMACEUTICAL INGREDIENTS (API)

The Company develops, manufactures and markets API used worldwide by the generic drug industry and branded pharmaceutical companies. Certain of these ingredients are used in its own pharmaceutical products. The manufacturing of these API occurs primarily in Israel and Germany.

SIGNIFICANT DEVELOPMENTS

Agis Acquisition

Fiscal 2006 included the first full year of Agis results while fiscal 2005 included one quarter of Agis results.

Supply, Purchase and License Agreement

The Company has entered into a five-year supply, purchase and license agreement with another pharmaceutical company pursuant to which the Company will produce API. Certain intellectual property assets were sold to the other pharmaceutical company under the terms of the agreement. The Company has also entered into an agreement with that company pursuant to which the two companies will collaborate on the development and manufacture of two drug products, one of which may be an API product. Revenues related to these agreements had a significant positive impact on gross profit in the second half of fiscal 2006 and are expected to continue to contribute significantly to gross profit in fiscal 2007.

BUSINESS

API development is focused on the synthesis of less common molecules for the U.S., European and other international markets. An established position in the manufacture of API has become increasingly important to the Company as a means to be more competitive on pricing of its other product lines and to broaden its growth and profit opportunities. The Company puts primary emphasis on products that leverage the Company's competitive edge through its understanding of regulatory issues, patents, chemistry and the ability to produce difficult-to-develop products. Because of the difficulty in development of these products and the related regulatory challenges, the lead time to market a product can be long.

API customers depend on high quality supply and regulatory support, and as such the Company is focusing on rigorous quality assurance, quality control and regulatory compliance as part of its strategic positioning. The Company's quality system complies with the regulatory requirements of the FDA, the European Medicines Agency and the Australian Therapeutic Goods Administration. The Company is regularly inspected by various regulatory authorities and customers.

The Company places high priority on responding to client needs and requirements from project initiation through final production. It offers support throughout the development stage, preparation of Drug Master Files (DMF) and assistance throughout the approval process. The API segment is supported by sales offices in the U.S. and Israel and sales agents in various other countries.

The Company currently manufactures and markets to generic and branded pharmaceutical companies worldwide the following 20 API products:

Ammonium lactate                      Midazolam base
Cetirizine dihydrochloride            Midazolam maleate
Cilostasol                            Mometasone furoate
Donepezil hydrochloride               Moxonidine
Fenofibrate                           Pentoxifylline
Flumazenil                            Rocuronium bromide
Fluticasone propionate                Temozolomide
Granisetron hydrochloride             Terbinafine hydrochloride
Halobetasol                           Tramadol hydrochloride
Lamotrigine                           Zonisamide

NEW PRODUCT INTRODUCTIONS

The Company launched several new API in fiscal 2006, most notably rocuronium bromide and temozolomide.

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

OTHER

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Both of these segments primarily serve the Israeli market. The Israel Consumer Products segment consists of cosmetics, toiletries and detergents, generally sold under the Company's brand names Careline(R), Neca(R) and Natural Formula(R). The Israel Pharmaceutical and Diagnostic Products segment includes the marketing and manufacturing of branded prescription drugs under long-term exclusive licenses and the importation of pharmaceutical, diagnostics and other medical products into Israel based on exclusive agreements with the manufacturers. The Company established its position in these activities through the acquisition of Agis. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

RESEARCH AND DEVELOPMENT

Research and development are key components of the Company's business strategy and are performed in various locations across the U.S. and abroad. Development for the consumer healthcare markets focuses on products comparable in formulation, quality and effectiveness to existing national brand OTC products and Rx-to-OTC switch products. Topical generic prescription drugs are developed primarily for the U.S. market. Development of API for the global market focuses on complex products with high barriers to entry. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

Research and development spending during the year was $52,293 for fiscal 2006, $38,419 for fiscal 2005 and $27,721 for fiscal 2004. The sharp increase in fiscal 2006 was due to the inclusion of a full year of Agis results. The Company anticipates that research and development expenditures will continue at or above fiscal 2006 levels in the foreseeable future as the Company continues to cultivate its presence in the generic pharmaceutical market and to develop its internal research and development capabilities.

TRADEMARKS AND PATENTS

The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent or group of trademarks or patents.

SIGNIFICANT CUSTOMERS

Wal-Mart accounted for 22% of consolidated net sales for fiscal 2006, 26% for fiscal 2005 and 28% for fiscal 2004. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company's consolidated operating results and financial position. The Company does not anticipate such a change in the foreseeable future. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers which, if the relationship changes significantly, could have a material adverse impact on the Company's financial position and results of operations.

MANUFACTURING AND DISTRIBUTION

The Company's primary manufacturing facilities are located in the U.S. and Israel (see Item 1A. Risk Factors - Conditions in Israel for further information). The Company also has secondary manufacturing facilities located in the U.K., Mexico, Germany and China. The Company supplements its production capabilities with the purchase of product from outside sources. During fiscal 2006, the approximate average capacity utilization was 60% for the Company's U.S. facilities and 80% for its Israel facilities. The capacity of some facilities may be fully utilized at certain times due to various reasons, such as the seasonality of the cough/cold/flu season and new product launches. The Company may utilize available capacity by contract manufacturing for other companies.

The Company has logistics facilities located in the U.S., Israel, the U.K. and Mexico. Both contract freight and common carriers are used to deliver products.

SEASONALITY

Revenues in the Company's Consumer Healthcare segment are subject to the seasonal demands for cough/cold/flu and allergy products in its second and third fiscal quarters. Historically, the Company's sales of these products have varied from year to year based in large part on the severity and length of the cough/cold/flu season. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu and allergy products, there can be no assurance that the Company's future sales of these products will necessarily follow historical patterns. Revenues for the Rx Pharmaceuticals and API segments are generally not impacted significantly by seasonal conditions.

MATERIALS SOURCING

High quality raw materials and packaging components are essential to all of the Company's business units due to the nature of the products it manufactures. Raw materials and packaging components are generally available from multiple suppliers. The Agis acquisition provides the Company the ability to manufacture and supply certain API materials for the Rx Pharmaceuticals segment. Certain components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic and other factors. Supplies of certain raw materials, bulk tablets and components are limited, or are available from one or only a few suppliers. Historically, the Company has been able to react to situations that require alternate sourcing. Should alternate sourcing be required, the nature of the FDA restrictions placed on products approved through the ANDA or NDA process could substantially lengthen the approval process for an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with substantially all of its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to its volume of purchases.

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

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company's products are subject to regulation by one or more U.S. agencies, including the FDA, the FTC, the Drug Enforcement Administration (DEA) and the Consumer Product Safety Commission (CPSC), as well as several foreign, state and local agencies in localities in which the Company's products are sold. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines designated by voluntary standard setting organizations, such as the United States Pharmacopoeial Convention, Inc. (USP) and National Sanitation Foundation International (NSF). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

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

The Company also markets generic prescription drugs and other products that have switched from prescription to OTC status. These products require approval by the FDA through its ANDA or NDA processes before they can be commercialized. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing and control issues, bioequivalence and labeling. The ANDA process generally requires less time and expense for FDA approval than the NDA process. For approval of an ANDA, the Company must demonstrate that the product is bioequivalent to a marketed product that has previously been approved by the FDA and that the Company's manufacturing process meets FDA standards. This approval process for an ANDA may require that bioequivalence and/or efficacy studies be performed using a small number of subjects in a controlled clinical environment and for certain topical generic products, full clinical studies. Approval time currently averages seventeen months from the date the ANDA is submitted. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes, if approved by the FDA, can be implemented.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act), a company submitting an NDA can obtain a three-year period of marketing exclusivity for a Rx product or a Rx to OTC switch product if the company does a clinical study that is essential to FDA approval of the NDA. This exclusivity could prevent other companies from obtaining approval of any ANDAs or certain other pending applications for the product. Unless the Company establishes relationships with the companies having exclusive marketing rights, or the Company conducts its own clinical trials, the Company's ability to market Rx to OTC switch products and offer its customers products comparable to the national brand products could be delayed if the three-year exclusivity is granted to the initiating company. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company will obtain the approvals to market Rx or Rx to OTC switch products or, alternatively, that the Company will be able to obtain these products from other manufacturers.

Under the FDA Modernization Act of 1997, a manufacturer may obtain an additional six months (which, under certain circumstances, may be extended to one year) of exclusivity if the innovator conducts pediatric studies on the product. This exclusivity will, in certain instances, delay FDA approval and the sales by the Company of certain ANDA and other products.

If the Company is first to file its ANDA and meets certain requirements relating to the patents owned or licensed by the brand company, the Company may be entitled to a 180-day generic exclusivity for that product. When a company submits an ANDA, the company is required to include a patent certification to certain patents that cover the innovator product. If the ANDA applicant challenges the validity of the innovator's patent or certifies that its product does not infringe the patent, the product innovator may sue for infringement. The legal action would not result in material damages but could result in the Company being prevented from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action and that action could have the effect of triggering a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months. In addition, if exclusivity is granted to the Company, there can be no assurance that the Company will be able to market the product at the beginning of the exclusivity period or that the exclusivity will not be shared with other generic companies, including authorized generics. As a result of events that are outside of the Company's control, it may forfeit its exclusivity. Finally, if the Company is not first to file its ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of the Company's product.

All facilities where Rx and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA cGMPs. All of the Company's ANDA, NDA and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company's facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the products made in that facility, including seizure, injunction or recall.

The Company submits a DMF for active pharmaceutical ingredients to be commercialized in the U.S. The DMF filing provides an efficient mechanism for the FDA review while protecting the Company's proprietary information related to the manufacturing process. The manufacturing facilities are inspected by the FDA to assess cGMP compliance. The manufacturing facilities and production procedures utilized at the manufacturing facilities must meet FDA standards before products may be exported to the U.S. For European markets, the Company submits a European DMF and, where applicable, obtains a certificate of suitability from the European Directorate for the Quality of Medicines.

The Company is subject to the requirements of the federal Controlled Substances Act, as amended by the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine
(PPA). While certain of the Company's OTC drug products contain pseudoephedrine, which is a common ingredient in decongestant products, the Company's U.S. products contain neither ephedrine nor PPA.

The Company is subject to the requirements of the Patriot Act, which included the Combat Methamphetamine Epidemic Act of 2005 (the Act). Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine, or phenylpropanolamine (List I Chemical Products). Effective April 7, 2006, the Act imposed quotas on manufacturers and imposed daily restrictions on the amount of List I Chemical Products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of List I Chemical Products a consumer may purchase (9.0 grams) over a 30-day period. Further, effective September 30, 2006, the Act requires that (a) retail sellers place all List I Chemical Products behind the counter and maintain a logbook that tracks the sales of List I Chemical Products to individuals, and (b) purchasers provide valid identification in order to purchase List I Chemical Products. Many states have also enacted legislation regulating the manufacture, distribution and sale of pseudoephedrine-containing products and the Company is subject to these requirements as well.

Dietary Supplements. The Dietary Supplement Health and Education Act of 1994 (DSHEA) amended the Federal Food, Drug and Cosmetic Act to, among other things:
(1) define dietary supplements and dietary ingredients, (2) require ingredient and nutrition labeling for dietary supplements, (3) permit "structure/function" statements for dietary supplements and (4) permit the display of certain published literature where supplements are sold. Although dietary supplements are regulated as foods, the FDA is prohibited from regulating the dietary ingredients in supplements as food additives. The FDA is generally prohibited from regulating dietary supplements as drugs unless the supplements bear drug or disease claims.

DSHEA requires that the FDA be notified at least 75 days in advance of the introduction of a dietary supplement that contains a dietary ingredient that was neither marketed prior to October 15, 1994 nor is present in the food supply in a form where the food has not been chemically altered. The notification must provide information establishing that the dietary supplement containing the dietary ingredient will reasonably be expected to be safe.

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

As with foods in general, dietary supplement labeling may include a "health claim," which characterizes the role of a nutrient to a disease or health-related condition. There are three types of health claims: (1) health claims authorized by FDA regulations based on significant scientific agreement among qualified scientific experts, (2) health claims based on an authoritative statement of a scientific body of the U.S. Government or National Academy of Sciences and not objected to by the FDA and (3) "qualified health claims," which are a result of litigation and which may be made with a lower level of substantiation, provided that the FDA does not object to the claims. In each case, the health claim must be submitted to the FDA before it may be used.

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

Center for Medicare and Medicaid Services

The Center for Medicare and Medicaid Services (Center) is responsible for enforcing legal requirements governing rebate agreements between the federal government and pharmaceutical manufacturers. Drug manufacturers' agreements with the Center provide that the drug manufacturer will remit to each state Medicaid agency, on a quarterly basis, the following rebates: for generic drugs marketed under ANDAs covered by a state Medicaid program, manufacturers are required to rebate 11% of the average manufacturer price (net of cash discounts and certain other reductions); for products marketed under NDAs, manufacturers are required to rebate the greater of 15.1% of the average manufacturer price (net of cash discounts and certain other reductions) or the difference between such average manufacturer price and the best price during a specified period. An additional rebate for products marketed under NDAs is payable if the average manufacturer price increases at a rate higher than inflation. The Company has such a rebate agreement in effect with the federal government. Federal and/or state governments have and are expected to continue to enact measures aimed at reducing the cost of drugs to the public, including the enactment in December 2003 of Medicare legislation that expanded the scope of Medicare coverage for drugs over the course of 2004 and 2005. Management cannot predict the nature of such measures or their impact on its profitability. Various states have in recent years adopted supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates that cover patient populations that are not otherwise included in the traditional Medicaid drug benefit coverage. These supplemental rebate programs are generally designed to mimic the federal drug rebate program in terms of how the manufacturer rebates are calculated, e.g., as a percent of average manufacturer price. Although there are a number of supplemental rebate programs, they are insignificant in the aggregate compared to quarterly Medicaid drug rebate obligations.

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

United States Federal Trade Commission

The FTC exercises primary jurisdiction over the advertising and other promotional practices of marketers of dietary supplements and OTC pharmaceuticals and often works with the FDA regarding these practices. The FTC considers whether a product's claims are substantiated, truthful and not misleading. The FTC is also responsible for reviewing significant mergers between pharmaceutical companies and investigating certain business practices relevant to the healthcare industry. For example, in accordance with the Medicare Prescription Drug Improvement and Modernization Act of 2003, agreements between NDA and ANDA holders relating to settlements of patent litigation involving paragraph IV of Hatch-Waxman, as well as agreements between generic applicants that have submitted ANDAs containing paragraph IV certifications where the agreement concerns either company's 180-day exclusivity, must be submitted to the FTC (and the United States Department of Justice) for review. The FTC could challenge these business practices in administrative or judicial proceedings.

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

National Sanitation Foundation International

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

The Company manufactures, packages and distributes Rx pharmaceutical, OTC pharmaceutical and nutritional products in Mexico. The manufacturing, processing, formulation, packaging, labeling, testing, advertising and sale of these products are subject to regulation by one or more Mexican agencies, including the Health Ministry, the Commercial and Industrial Secretariat, the Federal Work's Secretariat, the Environmental Natural Resources and Fishing Secretariat, the Federal Environmental Protection Ministry, and the Treasury and Public Credit Secretariat and its Customs Government department.

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

CONDITIONS IN ISRAEL

The Company's Israeli operations, which include manufacturing and research and development, are subject to Israeli law. Political, economic and military conditions in Israel directly affect the Company's operations and the Company could be adversely affected by hostilities involving Israel or a significant recession or downturn in the economic or financial condition of Israel. See Item 1A Risk Factors - Conditions in Israel for further information.

EMPLOYEES

As of July 1, 2006, the Company had 5,969 full-time and temporary employees worldwide, who are located as follows:

                  Total Number     Number of Employees Covered by
   Country        of Employees     Collective Bargaining Agreements
-------------     ------------     --------------------------------
U.S.                 3,186                      189
Israel               1,574                      176
U.K.                   632                        -
Mexico                 501                      194
Germany                 76                       70

Item 1A. Risk Factors.

Fluctuation in Quarterly Results

The Company's quarterly operating results depend on a variety of factors including, but not limited to, the severity, length and timing of the cough/cold/flu season, the timing of new product approvals and introductions by the Company and its competitors, price competition, the magnitude and timing of research and development investments, changes in the levels of inventories maintained by the Company's customers and the timing of retailer promotional programs. Restrictions on the sale of pseudoephedrine containing products are likely to have an adverse impact on sales of the Company's cough/cold/flu and allergy products in fiscal 2007, which may affect the typical seasonal sales patterns of these products. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

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

Commercialization of New Products / Research and Development

The Company's future results of operations depend, to a significant degree, upon its ability to successfully commercialize additional generic drugs and/or innovative pharmaceuticals and API. The Company must develop, test and manufacture generic prescription products as well as prove that its generic prescription products are the bioequivalent of their branded counterparts, which requires bioequivalency studies or even more expensive clinical trials in the case of topical products. OTC drugs may require bioequivalency studies as well. All major products must meet regulatory standards and receive regulatory approvals. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, necessary regulatory approvals may not be obtained in a timely manner, if at all, and the Company may not be able to successfully and profitably produce and market such products. Delays in any part of the process or the Company's inability to obtain regulatory approval of its products (including products developed by others to which the Company has exclusive marketing rights) could adversely affect operating results by restricting or delaying its introduction of new products. Even upon the successful development of a product, the Company's customer's failure to launch a product could adversely affect operating results. Continuous introductions of new products and product categories are critical to the Company's business. Product margins may decline over time due to the product's aging life cycle, changes in consumer choice or developments in drug delivery technology. Therefore, new product introductions are necessary for maintenance of the Company's current financial condition and introductions of products not previously marketed by the Company provide opportunities for financial growth.

The Company's investment in research and development is expected to be at or above historical levels due to the Company's ongoing expansion into the manufacture and sale of generic prescription drugs as well as the high cost of developing and becoming a qualified manufacturer of new products that are switching from prescription to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party innovator in order to generate new products of this type is a critical element of the Company's long-term plans. Should the Company fail to attract qualified employees or enter into reasonable agreements with third party innovators, long-term sales growth and profit would be adversely impacted.

Manufacturing Facilities

The Company's U.S. operations are concentrated in Allegan, Michigan; Greenville, South Carolina and the Bronx, New York. Approximately 65% of the Company's revenues are related to these manufacturing facilities. The Company has concentrated manufacturing facilities in Israel which comprise approximately 13% of the Company's revenues. A significant disruption resulting from, but not limited to, fire, tornado, storm, material supply, insufficient quality, or flu pandemic at any of the Company's facilities could impair its ability to develop, produce and/or ship products on a timely basis, which could have a material adverse effect on the Company's business, financial position and operating results.

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

In addition, the FDA's policy regarding the award of a 180-day market exclusivity period to generic manufacturers who successfully challenge patents relating to specific products continues to be the subject of extensive litigation in the U.S. The FDA's current interpretation of Hatch-Waxman is to award 180 days of exclusivity to the first generic manufacturer who files a successful paragraph IV certification under Hatch-Waxman challenging the patent of the branded product, regardless of whether the manufacturer was sued for patent infringement. Although the FDA's interpretation may benefit some of the products in the Company's pipeline, it may adversely affect others. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides that the 180-day market exclusivity period provided under Hatch-Waxman is triggered by the commercial marketing of the product. However, the Medicare Prescription Drug Act also contains forfeiture provisions which, if met, will deprive the first paragraph IV filer of exclusivity. Additionally, the manufacturer of the branded product may launch a generic version of its own drug, known as an authorized generic. Under certain circumstances, the Company may not be able to fully exploit its 180-day exclusivity period resulting from it being the first filer.

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

Competitive Issues

The markets for OTC pharmaceutical, generic pharmaceutical, API and nutritional products are highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. Competition also comes from national brand companies and brand pharmaceutical companies. That competition could be intensified should those companies lower prices or manufacture their own store brand or generic equivalent products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of store brand competitors and the impact of national brand companies lowering prices of their products or operating in the store brand market could have a material adverse impact on financial results. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. Retailer reverse auctions have added a new dimension to competition as some retailers have instituted this process to obtain competitive price quotes over the world-wide web. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

Selling prices of generic drugs typically decline, sometimes dramatically, as additional companies receive approvals for a given product, brands launch authorized generics and competition intensifies. To the extent that the Company succeeds in being the first to market a generic version of a significant product, the Company's sales and profit can be substantially increased in the period following the introduction of such product and prior to a competitor's introduction of the equivalent product. The Company's ability to sustain its sales and profitability on any product over time is dependent on both the number of new competitors for such product, some of whom may be significantly larger than the Company, and the timing of their approvals.

Certain competitors are choosing to consolidate in the generic pharmaceutical industry. This consolidation may create larger companies with which the Company must compete and provide further pressure to prices, development activities or customer retention. The impact of future consolidation in the industry could have a material impact on the Company's financial position or results of operations.

In addition, the Company's API business is subject to increased competition from other manufacturers of API located in developing countries such as India and Europe. Such competition may result in loss of API customers and/or decreased profitability in this business segment.

Customer Issues

The Company's largest customer, Wal-Mart, currently comprises approximately 22% of total net sales. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's financial position and results of operations. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers which, if the relationship changes significantly, could have a material adverse impact on the Company's financial position and results of operations.

Maintaining the supply relationships with the Company's customers is critical to its success. If the Company is unable to deliver to expected customer service levels, customers may choose to assess penalties, obtain alternate sources for products, withhold new product introductions and/or end the relationship with the Company. Customers may limit the level of product sourcing with the Company in protection of the customer's own interests. Any or all of these factors could have a material adverse impact on the Company's financial position and results of operations.

The impact of retailer consolidation could have an adverse impact on future sales growth. If a large customer should encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse impact on the Company's financial position or results of operations.

Dependence on Personnel

The Company's future success will depend in large part upon its ability to attract and retain highly skilled employees. Key functions for the Company include executive managers, operational managers, research and development scientists, information technology specialists, financial and legal specialists, regulatory professionals, quality compliance specialists and sales/marketing personnel. Should the Company be unable to attract or retain key qualified employees, future operating results may be adversely impacted.

Conditions in Israel

The Company has significant manufacturing and research and development facilities in Israel. Political, economic and military conditions in Israel directly affect the Company's operations and the Company could be adversely affected by current or future hostilities involving Israel or a significant recession or downturn in the economic or financial condition of Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. The level of hostilities increased significantly in July 2006 between Israel and Hezbollah in neighboring Lebanon. As of the date of this report, the hostile operations of these groups continue in Lebanon and northern Israel and hostilities between Israel and the Palestinians have markedly increased. These hostilities have adversely affected Israel's relationship with a number of countries in the region and elsewhere, as well as its relationship with international organizations.

While none of the Company's facilities in Israel have been directly affected by the hostile operations, there can be no assurance that a further escalation of hostilities will not impact the Company's facilities. Furthermore, the Company's employees in Israel include members of the Israeli military reserves, some of whom have been called up for active duty. If a significant number of the Company's employees in Israel are called up for active duty in the military, the Company's operations in Israel may be materially adversely affected.

The recent escalation of hostilities has had a disruptive effect on Israel's economy and any international economic sanctions against Israel could further harm Israel's economy. These economic developments could have an adverse effect on the Company's Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products businesses.

Furthermore, certain parties with whom the Company does business may decline to travel to Israel, which would force the Company to make alternative arrangements where necessary. The United States Department of State has issued an advisory regarding travel to Israel. As a result of the State Department's advisory, the FDA has at various times curtailed or prohibited its inspectors from traveling to Israel to inspect the facilities of Israeli companies, which, should it occur with respect to the Company, could result in the FDA withholding approval for new products intended to be produced at those facilities.

Although it has not yet occurred, the political and security situation in Israel may result in certain parties with whom the Company has contracts claiming that they are not obligated to perform their commitments pursuant to force majeure provisions of those contracts.

The Company could experience disruption of its manufacturing and research and development facilities due to terrorist acts or military actions. If terrorist acts or military actions were to result in substantial damage to the Company's facilities, business activities would be disrupted since, with respect to certain products, the Company would need to obtain prior FDA approval for a change in manufacturing site. The Company's insurance may not adequately compensate it for losses that may occur and any losses or damages incurred by the Company could have a material adverse effect on its business.

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

Healthcare and Legal Reforms

Increasing expenditures for healthcare have been the subject of considerable public attention in Israel, North America and many European countries. Both private and governmental entities are seeking ways to reduce or contain healthcare costs. In many countries in which the Company currently operates, pharmaceutical prices are subject to regulation. In the U.S., numerous proposals that would effect changes in the U.S. healthcare system and the pharmaceutical industry have been introduced or proposed in Congress and in some state legislatures that could include, but not be limited to, intellectual property, regulatory, antitrust, drug pricing and products liability issues. Similar activities are taking place throughout Europe. As a result of governmental budgetary constraints, the Israel Ministry of Health and the major Israeli health funds have sought to further reduce healthcare costs by, among other things, applying continuous pressure to reduce pharmaceutical prices and inventory levels. The Company cannot predict the nature of the measures that may be adopted, how they will be interpreted by the courts or the administrative agencies charged with enforcing them or their impact on the marketing, pricing and demand for its products.

Pseudoephedrine - Retail Sales Controls

The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the diversion and misuse of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in fiscal 2006 were approximately $90,000 lower than year-to-date fiscal 2005. The Company monitors this issue continuously and, consequently, recorded an additional charge of approximately $8,800 in fiscal 2006 for estimated obsolete inventory on hand. Based on recent events in the retail market, legislative actions and the resulting lost sales, management believes that these issues will continue to have a significant adverse effect on the Company's results of operations in fiscal 2007.

On March 10, 2006, Congress enacted the Patriot Act, which included the Combat Methamphetamine Epidemic Act of 2005 (the Act). Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine, or phenylpropanolamine (List I Chemical Products). Effective April 7, 2006, the Act imposed quotas on manufacturers and imposed daily restrictions on the amount of List I Chemical Products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of List I Chemical Products a consumer may purchase (9.0 grams) over a thirty-day period. Further, effective September 30, 2006, the Act requires that (a) retail sellers place all List I Chemical Products behind the counter and maintain a logbook that tracks the sales of List I Chemical Products to individuals, and (b) purchasers provide valid identification in order to purchase List I Chemical Products. Many states have also imposed statutory and regulatory restrictions on the manufacture, distribution and sale of pseudoephedrine products.

For many of these products impacted by the above legislation, reformulation is underway to substitute pseudoephedrine with phenylephrine, an ingredient that cannot be used in the production of methamphetamine. The Company has launched certain substitute products. Other phenylephrine products are in various stages of development. Substitute products will become more available over time as new national brand products are marketed and as development is completed. Accordingly, these products will be phased in for sales to customers over the next several fiscal quarters. The Company cannot predict if all pseudoephedrine-containing products can be successfully reformulated with phenylephrine or if consumers will accept phenylephrine as an adequate substitute for pseudoephedrine.

Dextromethorphan

The Company manufactures several products that contain the active ingredient dextromethorphan, which is indicated for cough suppression. Dextromethorphan has come under scrutiny because of its potential to be abused. Some states have introduced legislation that, if passed, could require restricted access to dextromethorphan in finished dosage forms. Although at least one state has passed legislation restricting the bulk sale of dextromethorphan, no state legislation has yet been enacted restricting the sale of dextromethorphan in finished dosages and concentrations for use as an OTC drug. Similarly, on the federal level, legislation has been introduced (the Dextromethorphan Distribution Act of 2006) which, if passed, would allow the FDA to promulgate regulations on the sale of unfinished dextromethorphan and limit the distribution of the bulk ingredient only to those persons or entities which are registered with the FDA. Due to the recent scrutiny of dextromethorphan, it is possible that any of the states or the federal government could introduce and pass legislation imposing restrictions on the sale of dextromethorphan in finished dosage form, including but not limited to requiring a minimum age to purchase product, limiting the amount a consumer may purchase, requiring a prescription and/or placing the product in a more controlled position of sale behind the pharmacy counter of a retailer. Products containing dextromethorphan generated approximately $76,000 of the Company's revenues in fiscal 2006. The Company cannot predict whether any of the proposed legislation will be passed, or if it is passed, its impact on future revenues attributable to these products.

Product Issues - Effect of Misuse and Publicity

The Company's products are safe and effective when used in accordance with label directions. However, certain products contain ingredients that can be, and in some cases are, used for improper purposes. As previously discussed, pseudoephedrine and dextromethorphan are two of these ingredients, but others may exist. Increasingly, various efforts are employed by federal and state governments in an effort to curb this misuse, including the consideration of additional legislation or regulation that may result in further restrictive requirements for the manufacture or sale of products containing these ingredients. The Company cannot predict if or when any additional legislation or regulation will be approved. If this type of additional legislation or regulation is approved, it could have an adverse impact on the Company's results of operations.

A broad class of pain relievers known as non-steroidal anti-inflammatory drugs (NSAID), such as ibuprofen, naproxen and others, has come under scrutiny by the FDA. The FDA has requested manufacturers of NSAID provide labeling which contains a warning that the long-term, continuous use of these products may increase a consumer's cardiovascular risk. The Company has complied with the request, but cannot predict if this warning will adversely impact the future sales of these products or the Company's results of operations.

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

The Company also relies on trade secrets, unpatented proprietary know-how and continuing technological innovation that it seeks to protect, in part by confidentiality agreements with licensees, suppliers, employees and consultants. If these agreements are breached, the Company may not have adequate remedies for any such breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, trade secrets and proprietary technology may otherwise become known or be independently developed by competitors or, if patents are not issued with respect to products arising from research, the Company may not be able to maintain the value of such intellectual property rights.

Legal Exposure

From time to time, the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters, workers' compensation, product liability and state or federal regulatory issues. See Item
3. Legal Proceedings. Litigation tends to be unpredictable and costly. No assurance can be made that litigation will not have a material adverse effect on the Company's financial position or results of operations in the future. Similarly, judicial decisions in proceedings to which the Company is not a party may result in the setting of legal precedent that could affect the future operation of the Company's business.

Availability of Raw Materials and Supplies

High quality raw materials and packaging components are essential to all of the Company's business units due to the nature of the products it manufactures. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, bulk tablets and finished goods purchased by the Company are limited, or are available from one or only a few suppliers. In such situations, increased prices, rationing and shortages can occur. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials, bulk tablets and finished goods. The nature of FDA restrictions placed on products approved through the ANDA or NDA process could substantially lengthen the approval process for an alternate material source. Certain material shortages and approval of alternate sources could adversely affect financial results.

International Operations

The Company sources certain key raw materials from foreign suppliers in countries that include but are not limited to Canada, China, Denmark, Germany, India and Mexico. The Company continues to increase its revenues outside the U.S. The Company's primary markets for the sale of its products outside the U.S. are Canada, Germany, Israel, Mexico and the U.K. The Company may have difficulty in international markets due, for example, to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural bases and political systems. Sales to customers outside the U.S. and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements, possible difficulties in enforcing agreements, longer payment cycles, longer shipping lead-times, inefficient port operations, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic or political instability, embargoes, military hostilities or exchange controls. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Customs and Trade Regulation

The Company imports and exports products and raw materials from several jurisdictions around the world. This process involves Company subsidiaries and third parties operating in a number of jurisdictions with different customs and import/export regulations. The regulations are subject to change from time to time and the Company cannot predict the nature, scope or impact upon the Company's operations of these changes. The Company is subject to periodic reviews and audits by U.S. and foreign authorities responsible for administering these regulations. To the extent that the Company is unable to successfully defend itself against an audit or review, the Company may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact the Company's gross margins and operating results. Certain of the Company's facilities operate in a special purpose subzone established by the U.S. Department of Commerce Foreign Trade Zone Board, which allows the Company certain tax advantages on products and raw materials shipped through these facilities. If the U.S. Department of Commerce Foreign Trade Zone Board were to revoke the subzone designation or limit its use by the Company, the Company could be subject to increased duties, which may negatively impact the Company's gross margins and operating results.

Tax Rate Implication

Income tax rate changes by governments and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates for future years. Entry into new tax jurisdictions, whether domestic or international, increases the likelihood of fluctuation.

Israel - Government Grants and Tax Benefits

The Company has received grants for research and development from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade. To continue to be eligible for these grants, the Company's development projects must be approved by the Chief Scientist on a case-by-case basis. If the Company's development projects are not approved by the Chief Scientist, the Company will not receive grants to fund these projects, which would increase research and development costs. The receipt of such grants subjects the Company to certain restrictions and pre-approval requirements which may be conditioned by additional royalty payments with rights to transfer of intellectual property and/or production abroad. The Company also receives tax benefits, in particular exemptions and reductions as a result of the approved enterprise status of certain existing operations in Israel. To be eligible for these tax benefits, the Company must maintain its approved enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in itself and its Israeli subsidiaries and by meeting projections provided to the regulatory agencies. If the Company fails to meet these conditions in the future, the tax benefits would be canceled and the Company could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. If such benefits are reduced or eliminated in the future, the Company's results of operations will be negatively impacted.

Goodwill and Other Intangibles

The Company tests goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company's testing in the 2006 fiscal year resulted in no impairment charges related to goodwill. The testing performed on the Company's U.K. component within the Consumer Healthcare segment, however, indicated that while the estimated fair value exceeded the carrying value, these values were closer than they had been in previous years. The narrowing of the difference in these values increases the possibility that unfavorable changes in the future financial results of this business could result in an impairment charge in future periods.

Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

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

Controls and Procedures

As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 which includes numerous provisions affecting corporate governance. The Company reported in Management's Report on Internal Control over Financial Reporting, as reflected in Item 8. Financial Statements and Supplementary Data in its Form 10-K, that its internal controls over financial reporting (ICFR) were not effective due to material weaknesses identified at its Israel location. The Company is in the process of implementing a new information system at the Israel location to remediate the majority of the weaknesses identified. The Company cannot be certain that it will meet its various implementation timelines or that it will be able to conclude that its ICFR is effective in its Form 10-K that will be filed for fiscal 2007.

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

Item  1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following is a list of the primary facilities owned or leased by the Company and the segment(s) that are generally supported by the facility as of July 1, 2006:

                                                 Approx. Square Footage
                              No. of          ----------------------------
Location                    Facilities          Owned              Leased                  Segments
--------                    ----------        ---------           --------          ----------------------
Michigan                       13             2,000,000                  -          Consumer Healthcare,
                                                                                    Rx Pharmaceuticals
New York                        3                     -            267,000          Consumer Healthcare, Rx Pharmaceuticals
South Carolina                  3               200,000            160,000          Consumer Healthcare
Braunton, U.K.                  1               230,000                  -          Consumer Healthcare
Swadlincote, U.K.               1                     -            110,000          Consumer Healthcare
Ramos Arizpe, Mexico            3               170,000             30,000          Consumer Healthcare
Yeruham, Israel                 2             1,003,000                  -          Rx Pharmaceuticals, Israel Pharmaceuticals and
                                                                                    Diagnostic Products(1), API, Israel Consumer
                                                                                    Products(1)
B'nei-Brak, Israel              4                     -            107,000          Rx Pharmaceuticals, Israel Pharmaceuticals and
                                                                                    Diagnostic Products(1), API, Israel Consumer
                                                                                    Products(1)
Ramat-Hovav, Israel             1               437,000                  -          API
Petach-Tikva, Israel            1               216,000                  -          Israel Consumer Products(1)
Wiesbaden, Germany              1                     -            114,000          API

All of the facilities above provide manufacturing, logistics and offices to support the respective segment and/or location. The Company leases other minor properties for logistics and offices in the U.S., Israel, Mexico and China. The Company considers all of its properties to be well-maintained and suitable for the intended purpose of the facility.

-----------
(1) Represents operating segment included in Other category.

Item 3. Legal Proceedings. (Dollar amounts in thousands)

In August 2004, the Company reached a settlement with the FTC and states' attorneys general offices regarding a now terminated agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another (the Direct Purchaser Action), filed on behalf of Company customers (i.e., retailers), and the other consisting of four class action suits (the Indirect Purchaser Action), filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. On April 24, 2006, the court in the Direct Purchaser Action issued an order and final judgment approving the settlement of this matter with respect to defendants Alpharma, Inc. and the Company. The Company agreed to pay $3,000 as part of the settlement of the Direct Purchaser Action. Separately, Alpharma, Inc. and the Company entered into a settlement agreement to resolve the Indirect Purchaser Action for a combination of cash and product donations. On July 26, 2006 the court issued an order preliminarily approving the settlement of the Indirect Purchaser Action. However, the Indirect Purchaser Action settlement is subject to final court approval. The Company recorded a charge of $4,500 in the fourth quarter of fiscal 2005 as its best estimate of the combined expected cost of the settlements. While the Company believes the estimate of the charge is reasonable, the total amount of future payments related to these lawsuits cannot be assured and may be materially different than the recorded charge.

The Company is defending a few remaining individual lawsuits pending in various state and federal courts involving phenylpropanolamine (PPA), an ingredient used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in the U.S. in November 2000 at the request of the FDA. These cases allege that the plaintiff suffered injury, generally some type of stroke, from ingesting PPA-containing products. Many of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2006.

Additional Item. Executive Officers of the Registrant.

The executive officers of the Company and their ages and positions as of August 1, 2006 were:

        Name                Age                         Position
-----------------------   -------     -----------------------------------------------
Moshe Arkin                 53        Vice Chairman of the Board and
                                      General Manager, Perrigo Global Generics and API

Judy L. Brown               38        Executive Vice President and
                                      Chief Financial Officer

David T. Gibbons            62        Chairman of the Board, President and
                                      Chief Executive Officer

John T. Hendrickson         43        Executive Vice President and
                                      General Manager, Perrigo Consumer Healthcare

Todd W. Kingma              46        Executive Vice President, General Counsel
                                      and Secretary

Refael Lebel                49        Executive Vice President and
                                      General Manager, Perrigo Israel

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

Ms. Brown joined the Company in September 2004 as Vice President and Corporate Controller. She was named Executive Vice President and Chief Financial Officer in July 2006. Previously, Ms. Brown held various senior positions in finance and operations at Whirlpool Corporation from 1998 to August 2004.

Mr. Gibbons was elected Chairman of the Board in August 2003. He was elected President and Chief Executive Officer in May 2000 and a director of the Company in June 2000.

Mr. Hendrickson was named Executive Vice President and General Manager, Perrigo Consumer Healthcare in August 2003. He served as Executive Vice President of Operations from October 1999 to August 2003. He is Chairman of the Board of Directors of the Consumer Healthcare Products Association and a member of the Associate Board of the National Association of Chain Drug Stores.

Mr. Kingma joined the Company in August 2003 as Vice President, General Counsel and Secretary. He was named Executive Vice President in May 2006. Previously, Mr. Kingma held various positions at Pharmacia Corporation from 1991 through August 2003. His last position with Pharmacia Corporation was Vice President and Associate General Counsel, Global Specialty Operations.

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

                                    PART II.
        (Dollar and share amounts in thousands, except per share amounts)

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock was first quoted and began trading on The NASDAQ Stock Market(R) on December 17, 1991 under the symbol PRGO. In association with the acquisition of Agis, the Company`s common stock also began trading on the Tel Aviv Stock Exchange on March 16, 2005. As a result of The NASDAQ's recent bifurcation of its National Market into the National Global Market and the NASDAQ Global Select Market, the Company's stock is now traded on the NASDAQ Global Select Market (NASDAQ).

Set forth below are the high and low prices for the Company's common stock as reported on NASDAQ for the last eight quarters:

                              Fiscal Year
                  -----------------------------------
                        2006               2005
                  ----------------   ----------------
NASDAQ             High      Low      High     Low
---------------   ------    ------   ------   -------
First Quarter     $15.45    $13.25   $21.25   $16.25
Second Quarter    $15.19    $12.76   $21.76   $16.95
Third Quarter     $16.76    $14.74   $19.89   $16.06
Fourth Quarter    $17.11    $14.42   $19.59   $13.86

The number of record holders of the Company's common stock as of August 1, 2006 was 1,336.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $15,613, $11,935 and $9,136, or $0.168, $0.155 and $0.13 per share, during fiscal 2006, 2005 and 2004, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

On February 15, 2006, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $60,000. This plan will expire on February 17, 2007. The previous repurchase plan was approved on April 22, 2005 and expired on April 21, 2006. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan's formula which is generally based on the market price of the Company's stock. All common stock repurchased is retired upon purchase.

The table below lists the Company's repurchases of shares of common stock during its most recently completed quarter:

                                                               Total Number of
                              Total Number     Average        Shares Purchased     Value of Shares
                               of Shares      Price Paid     as Part of Publicly   Available for
      Fiscal 2006            Purchased (1)     per Share       Announced Plans        Purchase
-------------------------    -------------    -----------    -------------------   ---------------
                                                                                       $68,265
March 26 to April 29             103            $16.36              103                $59,702
April 30 to May 27               262            $15.53              236                $56,041
May 28 to July 1                 127            $16.38              117                $54,120
                                ----                               ----
Total                            492                                456
                                ====                               ====

-----------------
(1) Private party transactions accounted for the purchase of 26 shares in the period from April 30 to May 27 and 10 shares in the period from May 28 to July 1.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. The consolidated statement of income data set forth below with respect to the fiscal years ended July 1, 2006, June 25, 2005 and June 26, 2004 and the consolidated balance sheet data at July 1, 2006 and June 25, 2005 are derived from and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 28, 2003 and June 29, 2002 and the consolidated balance sheet data for the Company at June 26, 2004, June 28, 2003 and June 29, 2002 are derived from audited consolidated financial statements of the Company not included in this report. Certain amounts have been reclassified to conform to the current year presentation. The acquisition of Agis in March 2005 materially impacts the comparability of information contained in this table.

                                                                        Fiscal Year
                                          -----------------------------------------------------------------------
                                           2006(1)(2)     2005(1)(3)      2004(1)        2003(4)       2002(4)(5)
                                          -----------    -----------    -----------    -----------    -----------
Statement of Income Data
Net sales                                 $ 1,366,821    $ 1,024,098    $   898,204    $   834,100    $   835,063
Cost of sales                                 969,080        763,709        630,240        596,076        608,622
                                          -----------    -----------    -----------    -----------    -----------
Gross profit                                  397,741        260,389        267,964        238,024        226,441
                                          -----------    -----------    -----------    -----------    -----------
Operating expenses
   Distribution                                27,334         18,680         15,154         15,563         16,327
   Research and development                    52,293         38,419         27,721         23,315         25,689
   Selling and administration                 197,936        140,581        122,193        117,096        112,723
                                          -----------    -----------    -----------    -----------    -----------
        Subtotal                              277,563        197,680        165,068        155,974        154,739
                                          -----------    -----------    -----------    -----------    -----------
   Write-off of in-process research and
   development                                     --        386,800             --             --             --
   Restructuring                                8,846          6,382             --             --          7,136
   Goodwill impairment                             --             --             --             --         11,524
   Unusual litigation                              --             --             --         (3,128)       (27,891)
                                          -----------    -----------    -----------    -----------    -----------
        Total                                 286,409        590,862        165,068        152,846        145,508
                                          -----------    -----------    -----------    -----------    -----------

Operating income (loss)                       111,332       (330,473)       102,896         85,178         80,933
Interest, net                                  15,207          1,976         (1,018)           861            934
Other income, net                              (9,810)        (1,756)        (2,069)        (1,941)        (2,289)
                                          -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes             105,935       (330,693)       105,983         86,258         82,288
Income tax expense                             34,535         22,290         25,416         32,210         37,498
                                          -----------    -----------    -----------    -----------    -----------
Net income (loss)                         $    71,400    $  (352,983)   $    80,567    $    54,048    $    44,790
                                          ===========    ===========    ===========    ===========    ===========

Earnings (loss) per share
   Basic                                  $      0.77    $     (4.57)   $      1.15    $      0.77    $      0.61
   Diluted                                $      0.76    $     (4.57)   $      1.11    $      0.76    $      0.60
Weighted average shares outstanding
   Basic                                       92,875         77,313         70,206         69,746         73,164
   Diluted                                     94,105         77,313         72,289         71,158         74,606
Dividends declared per share              $     0.168    $     0.155    $      0.13    $      0.05             --

                                                           --------------------------------------------------------------
                                                             July 1,     June 25,     June 26,     June 28,     June 29,
                                                              2006         2005         2004         2003         2002
                                                           ----------   ----------   ----------   ----------   ----------
Balance Sheet Data
Cash and investment securities                             $   45,751   $   34,468   $  171,700   $   93,827   $   76,824
Working capital, excluding cash and
investment securities                                         239,996      233,797      113,043      118,828      109,993
Property and equipment, net                                   319,358      323,801      227,641      218,778      211,044
Goodwill                                                      152,183      150,293       35,919       35,919       35,919
Other intangible assets                                       132,426      147,967        4,163          150          150
Restricted cash                                               400,000      400,000           --           --           --
Total assets                                                1,750,624    1,704,976      759,094      643,970      601,375
Long-term debt                                                621,717      656,128           --           --           --
Shareholders' equity                                          640,744      590,837      536,232      448,424      418,162


(1)   See Item 7 for Management's discussion of results of operations.

(2) Includes the results of operations for Agis for the twelve months ended May 31, 2006.

(3) Includes the results of operations for Agis for the three months ended May 31, 2005.

(4) Includes unusual litigation income related to settlement agreements with certain defendants of a civil antitrust lawsuit.

(5) Includes a charge for goodwill impairment and restructuring related to operations in Mexico.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Significant Factors Impacting Earnings

The following factors impacted earnings in fiscal 2006, some of which may impact future operations:

The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the diversion and misuse of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in fiscal 2006 were $90,000 lower than in fiscal 2005. The Company monitors this issue continuously and, consequently, recorded an additional charge of approximately $8,800 in fiscal 2006 for estimated obsolete inventory on hand.

In June of 2006, the Company made a decision to exit two unprofitable product lines and, as a result, incurred an impairment charge in the Company's Consumer Healthcare segment of $8,846 in the fourth quarter of fiscal 2006 to reflect the difference between carrying value and the fair value of the affected assets.

The Company recorded a charge of $2,750 in the first quarter of fiscal 2006 as the Company initiated a retail-level recall of all affected lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap.

The Company recorded an adjustment of $2,100 in the third quarter of fiscal 2006, which was due to the reduction of an accrual for a product recall, which originated in fiscal 2005 and is essentially complete. The Company originally recorded a charge of $8,300 in the second quarter of fiscal 2005 as it initiated a retail-level recall of all lots of loratadine syrup, a liquid antihistamine indicated for the relief of symptoms due to hay fever or other upper respiratory allergies.

The Company has entered into a five-year supply, purchase and license agreement with another pharmaceutical company pursuant to which the Company will produce API. Certain intellectual property assets were sold to the other pharmaceutical company under the terms of the agreement. The Company has also entered into a collaboration agreement with that company pursuant to which the two companies will collaborate on the development and manufacture of two drug products. Revenues related to this agreement had a significant positive impact on gross profit in the second half of fiscal 2006 and are expected to continue to contribute significantly to gross profit in fiscal 2007.

In the second quarter of fiscal 2006, the Company recorded a gain of $4,666 on the sale of its non-controlling interest in Shandex Sales Group Ltd. (Canada).

Dividend Increase and Share Repurchase Program

In recognition of the Company's financial strength and future prospects, the Board of Directors has continued to approve the payment of dividends to its shareholders. The Company paid $15,613 in fiscal 2006 for dividends.

In February 2006, the Company's board of directors authorized the repurchase of up to $60,000 of common stock through February 17, 2007. The Company expects to exhaust this program before it expires to reduce dilution in comparative financial information.

RESULTS OF OPERATIONS

The Company's consolidated statements of income expressed as a percent of net sales is presented below:

                                               Fiscal Year
                                         ------------------------
                                         2006      2005     2004
                                         -----    ------    -----
                                           %        %         %
Net sales                                100.0     100.0    100.0
Cost of sales                             70.9      74.6     70.2
                                         -----    ------    -----
Gross profit                              29.1      25.4     29.8
                                         -----    ------    -----
Operating expenses
     Distribution                          2.0       1.8      1.7
     Research and development              3.8       3.8      3.1
     Selling and administration           14.5      13.7     13.6
                                         -----    ------    -----
               Subtotal                   20.3      19.3     18.4
                                         -----    ------    -----
     Write-off of in-process
        research and development             -      37.8        -
     Restructuring                         0.6       0.6        -
                                         -----    ------    -----
               Total                      20.9      57.7     18.4
                                         -----    ------    -----
Operating income (loss)                    8.2     (32.3)    11.4
Interest and other, net                    0.4         -     (0.3)
                                         -----    ------    -----
Income (loss) before income taxes          7.8     (32.3)    11.7
Income tax expense                         2.5       2.2      2.8
                                         -----    ------    -----
Net income (loss)                          5.3     (34.5)     8.9
                                         =====    ======    =====

CONSUMER HEALTHCARE

                                 Fiscal Year
                       --------------------------------
                         2006        2005        2004
                       --------    --------    --------
Net sales              $994,231    $933,280    $898,204
Gross profit           $250,741    $248,369    $267,964
Gross profit %             25.2%       26.6%       29.8%

Operating expenses     $171,897    $161,799    $160,107
Operating expenses %       17.3%       17.3%       17.8%

Operating income       $ 78,844    $ 86,570    $107,857
Operating income %          7.9%        9.3%       12.0%

Net Sales

Fiscal 2006 net sales increased 7% or $60,951 compared to fiscal 2005. The increase resulted primarily from $77,000 of new product sales in the cough/cold, analgesic, smoking cessation and vitamin categories; $42,000 of sales of topical OTC products produced at the New York facility acquired in conjunction with the Agis acquisition; as well as existing product growth of $20,000 from analgesic and vitamin products. These increases were partially offset by a decline of $90,000 in sales of pseudoephedrine-containing products in fiscal 2006 compared to fiscal 2005.

Fiscal 2005 net sales increased 4% or $35,076 compared to fiscal 2004. New product acquisitions related to the Agis acquisition were approximately $20,000 of the incremental sales growth. Existing product growth was approximately $22,000 of the sales increase, primarily due to vitamin products and a full year of sales from Perrigo U.K. Limited, which was acquired in December 2003. Other new products launched or acquired in the smoking cessation, feminine hygiene and footcare categories resulted in approximately $16,000 of sales. These increases were partially offset by sales returns of approximately $6,300 related to the recall of loratadine syrup; a decline in sales of a starch blocker product introduced in the first quarter of fiscal 2004; and a decrease in volume and price related to sales of cough and cold, analgesic and gastrointestinal products.

Gross Profit

Fiscal 2006 gross profit increased 1% or $2,372 compared to fiscal 2005. The slight increase in gross profit was primarily a result of increased sales volume attributable to new products and an adjustment of $2,100 to reduce the associated accruals related to the charge of $8,300 that unfavorably impacted fiscal 2005 for the loratadine syrup recall. These factors were largely offset by lower unit sales of pseudoephedrine-containing products and higher inventory obsolescence costs, including a charge of approximately $8,800 for estimated obsolete pseudoephedrine inventory on hand. The decrease in gross profit percent for fiscal 2006 was primarily due to lower unit sales of pseudoephedrine-containing products, which were typically sold at a margin higher than the average product in the Consumer Healthcare segment, and inventory obsolescence costs related to pseudoephedrine.

Fiscal 2005 gross profit decreased 7% or $19,595 compared to fiscal 2004. The decrease in gross profit was primarily due to fixed costs applied over lower than planned production levels, sales returns and costs of disposal for the loratadine syrup product recall of approximately $8,300 and charges of $3,200 for pseudoephedrine-related inventory obsolescence and $2,000 for the infants' drops product recall, as well as other inventory obsolescence expenses. Approximately half of the decrease in the gross profit percent was related to low production volumes, one-quarter for costs associated with the product recalls and one-quarter for costs associated with inventory obsolescence.

Operating Expenses

Fiscal 2006 operating expenses increased 6% or $10,098 compared to fiscal 2005. The increase was primarily due to the inclusion of expenses related to the New York facility, a litigation settlement charge of $3,000, higher costs for employee-related programs and amortization of intangible assets. Restructuring charges of $8,846 and $6,382 were recorded for fiscal 2006 and fiscal 2005, respectively. The restructuring plans are described below.

On June 23, 2006, the Company's Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives. This action will result in the closure of two Michigan plants that primarily manufacture these products. In connection with this exit plan, it was determined that the carrying value of the land, buildings, machinery and certain inventory at these two plants was not recoverable. As a result, the Company incurred an impairment charge in the Company's Consumer Healthcare segment of $8,846 in the fourth quarter of fiscal 2006 to reflect the difference between the carrying value and the fair value of these assets. Fair value was determined using the currently appraised market value. In addition, the Company expects to incur a charge of approximately $3,000 in the first of half of fiscal 2007 for employee-related and plant shutdown costs. The plants are expected to be phased out and closed by the end of the calendar year.

In connection with the acquisition of Agis, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The implementation of the plan began on March 24, 2005 and was completed in July 2006. Certain assets related to the streamlining of operations were written down to their fair value resulting in an impairment charge of $3,232. Fair value was determined using discounted future cash flows. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded a charge for employee termination benefits of $3,150. As of July 1, 2006, $3,045 had been paid for employee termination benefits.

Charges for both of the restructuring plans were included in the restructuring line of the consolidated statements of income.

Fiscal 2005 operating expenses increased 1% or $1,692 compared to fiscal 2004. The increase was primarily due to a restructuring charge of $6,382 and a charge of $4,500 for estimated settlements related to class action lawsuits. These charges were largely offset by a reduction in the allowance for product liability claims and a decrease in employee bonuses.

RX PHARMACEUTICALS

                                          Fiscal Year
                              -------------------------------------
                                2006          2005           2004
                              --------      --------       --------
Net sales                     $120,941      $ 32,565              -
Gross profit                  $ 49,684      $  6,820              -
Gross profit %                    41.1%         20.9%             -

Operating expenses            $ 33,109      $ 17,512       $  4,961
Operating expenses %              27.4%         53.8%             -

Operating income (loss)       $ 16,575      $(10,692)      $ (4,961)
Operating income (loss) %         13.7%        (32.8)%            -

Net Sales and Gross Profit

Fiscal 2006 included the first full year of Agis results while fiscal 2005 included only one quarter of Agis results. Fiscal 2006 included $8,967 for non-product revenues and royalties. Gross profit included amortization of product-related intangible assets, acquired by purchasing Agis, of $6,336 for fiscal 2006 and $1,596 for fiscal 2005. Fiscal 2005 gross profit also included charges of $5,546 for the write-off of the step-up in the value of inventory. The gross profit percent for fiscal 2006 was favorably impacted by non-product revenues and royalties while fiscal 2005 was unfavorably impacted by the write-off of the step-up in the value of inventory.

In September 2005, the Company initiated a voluntary retail-level recall of defective lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap. The recall was not safety related and there have been no reports of injury or illness related to the leakage of this product. The cost to write off the value of the Company's on-hand inventories and the cost of return and disposal were estimated to be $2,750.

The Company established the Rx Pharmaceuticals segment in fiscal 2004 in connection with its initiative to grow by entering the generic prescription drug market.

Operating Expenses

Fiscal 2006 operating expenses increased primarily due to the inclusion of a full year of Agis results. Fiscal 2006 spending for research and development was $16,453 compared to $9,886 in fiscal 2005. Operating expenses as a percent of net sales were higher in fiscal 2005 as the Company was establishing its Rx Pharmaceuticals business.

Fiscal 2005 operating expenses increased $12,551. Approximately three-fourths of the increase was from the fourth quarter results of the newly acquired Agis business. Including Agis spending, research and development costs in this segment increased approximately $6,000 from fiscal 2004.

API

                                   Fiscal Year
                              ----------------------
                                2006          2005
                              --------      --------
Net sales                     $110,713      $ 23,412
Gross profit (loss)           $ 50,260      $ (2,379)
Gross profit (loss) %             45.4%        (10.2)%

Operating expenses            $ 24,321      $  4,785
Operating expenses %              22.0%         20.4%

Operating income (loss)       $ 25,939      $ (7,164)
Operating income (loss) %         23.4%        (30.6)%

Net Sales and Gross Profit

The API segment was established as a result of the Agis acquisition in fiscal 2005. Fiscal 2006 included the first full year of Agis results while fiscal 2005 included only one quarter of Agis results. Fiscal 2006 net sales included $4,000 for non-product revenues. Gross profit included charges of $1,747 and $12,542 for the write-off of the step-up in the value of inventory for fiscal 2006 and fiscal 2005, respectively. The gross profit percent for fiscal 2006 was favorably impacted by non-product revenues while fiscal 2005 was unfavorably impacted by the write-off of the step-up in the value of inventory.

Operating Expenses

Fiscal 2006 operating expenses increased due to the inclusion of a full year of Agis results. Fiscal 2006 spending for research and development was $7,400. Operating expenses as a percent of net sales were higher in fiscal 2006 primarily due to increased expenses for third-party commissions and employee-related costs.

OTHER

                                   Fiscal Year
                              ----------------------
                                2006          2005
                              --------      --------
Net sales                     $140,936      $ 34,841
Gross profit                  $ 47,056      $  7,579
Gross profit %                    33.4%         21.8%

Operating expenses            $ 43,539      $ 12,169
Operating expenses %              30.9%         34.9%

Operating income (loss)       $  3,517      $ (4,590)
Operating income (loss) %          2.5%        (13.2)%

The results shown in the table above for Other are comprised of Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, two operating segments which do not meet the quantitative thresholds required to be separately reportable.

Net Sales and Gross Profit

These operating segments were established as a result of the Agis acquisition in fiscal 2005. Fiscal 2006 included the first full year of Agis results while fiscal 2005 included only one quarter of Agis results. Gross profit included charges of $2,697 and $4,407 for the write-off of the step-up in the value of inventory for fiscal 2006 and fiscal 2005, respectively.

Operating Expenses

Fiscal 2006 operating expenses increased due to the inclusion of a full year of Agis results. Operating expenses as a percent of net sales were lower in fiscal 2006 primarily due to lower employee-related expenses and other administrative costs, as well as lower costs for promotional activities.

UNALLOCATED EXPENSES

                                  Fiscal Year
                            ------------------------
                              2006           2005
                            ---------      ---------
Operating expenses          $  13,543      $ 394,597

Operating income (loss)     $ (13,543)     $(394,597)

Unallocated expenses are comprised of expenses related to the integration of the Agis acquisition and certain corporate services not allocated to the segments. Fiscal 2006 included a full year of expenses for corporate services while fiscal 2005 included only one quarter of these expenses. Fiscal 2005 also included a charge of $386,800 for the one-time write-off of in-process research and development. Acquisition integration expenses were $2,734 for fiscal 2006 and $5,560 for fiscal 2005.

INTEREST AND OTHER (CONSOLIDATED)

Fiscal 2006 net interest expense was $15,207 compared to $1,976 for fiscal 2005. Net interest expense in fiscal 2006 compared to fiscal 2005 increased as the debt incurred with the financing of the Agis acquisition was outstanding for all of fiscal 2006 compared to only one quarter in fiscal 2005. Other income, net was $9,810 for fiscal 2006 compared to $1,756 for fiscal 2005. Fiscal 2006 other income included a gain of $4,666 from the sale of an equity investment. The additional increase in fiscal 2006 was due to higher income from equity-method investees and gains on sales of investment securities.

Fiscal 2005 net interest expense was $1,976 compared to net interest income of $1,018 for fiscal 2004. Net interest expense in fiscal 2005 compared to fiscal 2004 increased due to debt incurred with the financing of the Agis acquisition. Other income, net was $1,756 for fiscal 2005 compared to $2,069 for fiscal 2004.

INCOME TAXES (CONSOLIDATED)

The effective tax rate was 32.6%, 6.7% and 24.0% for fiscal 2006, 2005 and 2004, respectively. The Agis acquisition changed the relative composition of U.S. and foreign income. Forty-four percent of income before tax in fiscal 2006 was contributed by foreign entities, generally Israeli, with a tax rate lower than the U.S. statutory rate. Additionally, due to the sale of an equity investment that resulted in a capital gain, the Company released a valuation allowance of $1,090 on a capital loss carry forward, which reduced income tax expense in fiscal 2006. The Company recorded additional year-to-date tax expense of $867 in fiscal 2006 as certain deferred tax assets and liabilities were adjusted as a result of reductions in statutory tax rates in Israel. See Note K to the consolidated financial statements for the Company's effective tax rate reconciliation.

The effective tax rate for fiscal 2005 was impacted by the non-deductible charge to earnings of $386,800 for the write-off of in-process research and development related to the Agis acquisition.

The effective rate for fiscal 2004 was favorably impacted when the Company was notified by the Internal Revenue Service (IRS) that it had concluded its routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company recorded a one-time income tax benefit of $13,100 in the second quarter of fiscal 2004, reducing its income tax accrual associated with those audits.

In August 2005, the Company was notified by the IRS that it has resolved all tax years through fiscal 2004. Additionally, the Israeli Tax Authority has completed its audit cycle for all tax years through calendar 2002. No adjustment was necessary to the income statement in fiscal 2006 as a result of these notifications. The Company believes it has appropriately accrued for probable income tax exposures for all tax years that remain open.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and investment securities increased $11,283 to $45,751 at July 1, 2006 from $34,468 at June 25, 2005. Working capital increased $17,482 to $285,747 at July 1, 2006 from $268,265 at June 25, 2005.

Net cash provided by operating activities increased $48,887 or 63% to $126,531 for fiscal 2006 compared to $77,644 for fiscal 2005 primarily due to an increase in net income. The increase was partially offset by unfavorable changes in working capital attributable to higher accounts receivable, inventory levels and taxes paid, partially offset by lower employee bonuses paid in fiscal 2006.

Net cash for investing activities decreased $600,710 or 92% to $48,708 for fiscal 2006 compared to $649,418 for fiscal 2005 primarily due to the completion of the Agis acquisition in the third quarter of fiscal 2005.

Capital expenditures for property and equipment for fiscal 2006 of $36,427 were for normal equipment replacement and productivity enhancements. Capital expenditures for fiscal 2007 are expected to be $40,000 to $50,000.

Net cash used for financing activities was $77,035 for fiscal 2006 primarily due to net repayments of debt, repurchases of common stock and payments of cash dividends. Cash provided by financing activities of $583,187 for fiscal 2005 was primarily due to debt incurred in connection with the Agis acquisition.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions and are funded by available cash or borrowings. On February 15, 2006, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $60,000. This plan will expire on February 17, 2007. The previous repurchase plan was approved on April 22, 2005 and expired on April 21, 2006. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan's formula which is generally based on the market price of the Company's stock. All common stock repurchased is retired upon purchase.

For fiscal 2006, the Company repurchased 1,923 shares of common stock for $28,330. For fiscal 2005, the Company repurchased 190 shares of common stock for $3,021.

The Company paid dividends of $15,613, $11,935 and $9,136, or $0.168, $0.155 and
$0.13 per share, during fiscal 2006, 2005 and 2004, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Dividends paid for the years ended July 1, 2006 and June 25, 2005 are as follows:

                                                                           Dividend
Declaration Date            Record Date               Payable              Declared
----------------         -----------------      ------------------         --------
Fiscal 2006

May 12, 2006             May 26, 2006           June 20, 2006              $ 0.0425
February 15, 2006        February 24, 2006      March 21, 2006             $ 0.0425
October 28, 2005         November 25, 2005      December 20, 2005          $ 0.0425
August 5, 2005           August 26, 2005        September 20, 2005         $ 0.0400

Fiscal 2005
April 22, 2005           May 27, 2005           June 21, 2005              $ 0.0400
February 4, 2005         February 25, 2005      March 22, 2005             $ 0.0400
October 29, 2004         November 26, 2004      December 21, 2004          $ 0.0400
August 6, 2004           August 27, 2004        September 21, 2004         $ 0.0350

CREDIT FACILITIES

The Company had long-term debt, less current maturities, of $621,717 at July 1, 2006. The Company has approximately $177,000 available from its primary sources of credit described below. The Company's need for cash includes support of seasonal working capital demands, investment in capital assets, dividend payments, repurchases of common stock, interest payments and acquisition opportunities. Cash, cash equivalents, investment securities, cash flows from operations and borrowings available under its credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the credit agreement. Both loans bear an interest rate of Alternative Base Rate or LIBOR plus an applicable margin determined by the Company's leverage ratio over the trailing four quarters. Actual rates for fiscal 2006 ranged from 3.89% to 5.95%. Additionally, the credit agreement provides for a short term swingline loan with a maximum commitment of $25,000 with a negotiable rate of interest which was 5.95% as of July 1, 2006.

The obligations under the credit agreement are guarantied by certain subsidiaries of the Company and the Company will guaranty obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans is March 16, 2010. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes and Depreciation (EBITDA) ratios. The Company was in compliance with all loan covenants as of July 1, 2006.

During the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments. These interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest. The Company does not use derivative financial instruments for speculative purposes.

The interest rate swap agreements fix the interest rate at 4.77% on an initial notional amount of principal of $50,000 on the revolving loan and $100,000 on the term loan. The interest rate swap agreements expire on March 16, 2010. Changes in the fair value of the swap agreement, net of tax, are reported as a component of other comprehensive income.

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

The Company's Israel subsidiary has a debenture for $41,717 with a fixed interest rate of 5.6%. The debenture is guarantied by the Company. The principal of the loan is linked to the increase in the Israel consumer price index (CPI) and is payable in three annual installments beginning in 2007. Prior to the acquisition, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. In fiscal 2006, the subsidiary entered into partial termination agreements on the interest rate swaps in the notional amount of $13,000, leaving a swap agreement with a net notional amount of $2,000 in place at July 1, 2006. The subsidiary has also entered into a hedge in the notional amount of approximately $2,000 to protect against extreme changes in LIBOR. These transactions have not been formally designated as hedging instruments by management and are recorded at their fair value of $271 in current liabilities. The change in fair value for fiscal 2006 of $862 was recorded in interest expense.

The Company's Germany subsidiary had a bank loan which bore interest at EURIBOR plus 1.35%. The Company ended this stand-alone agreement in the first quarter of fiscal 2006 and now utilizes the Company's existing swingline loan agreement to meet the liquidity requirements of its Germany subsidiary. All borrowings by the Germany subsidiary are denominated in euros and bear interest at EURIBOR plus 3.31%. As of July 1, 2006, the Germany subsidiary portion of the swingline loan was $1,315.

The Company's U.K. subsidiary has a short-term, unsecured credit facility with a bank which is supported by a Company guaranty. The balance outstanding at July 1, 2006 was zero. Interest rates are established at the time of borrowing based on the Bank of England's base rate plus 0.7%.

The Company's Mexico subsidiary has short-term, unsecured debt with two banks for $886 which bears interest at 9.3% and is supported by a Company guaranty.

The Company's Israel subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for $430, not to exceed 50% of the joint venture's debt.

CONTRACTUAL OBLIGATIONS

The Company's enforceable and legally binding obligations as of July 1, 2006 are set forth in the following table. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table.

                                                            Payment Due by Period
                                       --------------------------------------------------------------
                                                       2008-        2010-       After
                                          2007         2009         2011         2011        Total
                                       ----------   ----------   ----------   ----------   ----------
Operating leases (a)                   $    8,009   $   10,789   $    6,469   $    8,836   $   34,103
Purchase obligations (b)                  175,251        2,059          287          144      177,741
Long-term debt (c)                         12,864       51,851      202,333      401,854      668,902
Other non-current contractual
   liabilities reflected on the
   consolidated balance sheet
       Deferred compensation
         and benefits (d)                       -            -            -       26,706       26,706
       Supply agreement (e)                 1,000        2,000        1,000            -        4,000
       Other                                1,247        1,558          956        1,148        4,909
                                       ----------   ----------   ----------   ----------   ----------
Total                                  $  198,371   $   68,257   $  211,045   $  438,688   $  916,361
                                       ==========   ==========   ==========   ==========   ==========

(a) Used in normal course of business principally for warehouse facilities and computer equipment.

(b)   Consists of commitments for both materials and services.

(c) Long-term debt includes interest payments, net of interest received on restricted cash deposit, which were calculated using the effective interest rate at July 1, 2006.

(d) Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, $24,304 has been funded by the Company and is recorded in other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

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

Revenue Recognition and Customer-Related Accruals - The Company records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board (FOB) destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A provision is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. A liability is recorded as revenues are recognized for estimated customer program liabilities, as discussed below.

The Company maintains customer-related accruals that consist primarily of chargebacks, rebates and shelf stock adjustments. Certain of these accruals are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable.

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

The following table summarizes activity for the fiscal years ended July 1, 2006, June 25, 2005 and June 26, 2004 in the balance sheet for customer-related accruals:

                                                Fiscal Year
                                   ------------------------------------
                                     2006          2005         2004
                                   ----------   ----------   ----------
CUSTOMER-RELATED ACCRUALS
Balance, beginning of period       $   48,378   $   13,212   $   10,729
         Acquisition of Agis                -       25,526            -
         Provision recorded           158,210       41,982       30,316
         Credits processed           (152,132)     (32,342)     (27,833)
                                   ----------   ----------   ----------
Balance, end of the period         $   54,456   $   48,378   $   13,212
                                   ==========   ==========   ==========

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $11,178 at July 1, 2006 and $10,370 at June 25, 2005.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $42,509 at July 1, 2006 and $38,095 at June 25, 2005.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The goodwill related to the Agis acquisition has been allocated to the API and Rx Pharmaceuticals segments and is tested for impairment annually in the third quarter of the fiscal year. The current year testing resulted in no impairment charge related to the API and Rx Pharmaceuticals segments. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year and also resulted in no impairment charge in the current year. Although the testing performed on the Company's U.K. component within this segment indicated that the estimated fair value exceeded the carrying value, these values were closer than they had been in previous years. The narrowing of the difference in these values increases the possibility of an impairment charge in future periods. The goodwill balance of the U.K. component was $36,347 as of July 1, 2006. Goodwill was $152,183 at July 1, 2006 and $150,293 at June 25, 2005.

Other Intangible Assets - Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are related to the acquisition of Agis and are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $132,426 at July 1, 2006 and $147,967 at June 25, 2005.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $1,937 at July 1, 2006 and $1,930 at June 25, 2005. The accrual for workers' compensation claims was $1,919 at July 1, 2006 and $2,472 at June 25, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks due to changes in currency exchange rates and interest rates.

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense on borrowings used to finance the Agis acquisition and working capital requirements. As of July 1, 2006, the Company had invested cash, cash equivalents and investment securities of approximately $46,000 and short and long-term debt, net of restricted cash, of approximately $242,000.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                    PAGE
                                                                                             -------
Management's Report on Internal Control over Financial Reporting........................          48

Report of Independent Registered Public Accounting Firm.................................          49

Report of Independent Registered Public Accounting Firm.................................          51

Consolidated Statements of Income for Fiscal 2006, 2005 and 2004........................          52

Consolidated Balance Sheets as of July 1, 2006 and June 25, 2005........................          53

Consolidated Statements of Shareholders' Equity for Fiscal 2006, 2005 and 2004..........          54

Consolidated Statements of Cash Flows for Fiscal 2006, 2005 and 2004....................          55

Notes to Consolidated Financial Statements..............................................     56 - 79

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of July 1, 2006. The framework used in carrying out our evaluation was the Internal Control -- Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT), which was developed by the Information Systems Audit and Control Association's (ISACA) IT Governance Institute, as a complement to the COSO internal control framework.

Based on the evaluation under these frameworks, management has concluded that internal controls over financial reporting were not effective as of July 1, 2006 due to material weaknesses identified at its Israel location. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Further information related to the Israel location's internal controls is included in Item 9A. The results of management's assessment have been reviewed with the Company's Audit Committee.

Management's assessment of the effectiveness of internal control over financial reporting as of July 1, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Perrigo Company
Allegan, Michigan

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Perrigo Company and subsidiaries did not maintain effective internal control over financial reporting as of July 1, 2006, because of the effect of the two material weaknesses identified in management's assessment, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perrigo Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified at the Company's Israel subsidiary and are included in management's assessment as of July 1, 2006:

- The non-integrated nature and inherent limitations in the legacy information systems do not provide an appropriate level of control. Specific weaknesses caused by these gaps include: inappropriate segregations of duties, a lack of automated processes, security issues and a significant reliance upon spreadsheets for financial reporting.

- Formal policies and procedures do not exist to support key control activities including approval guidelines over the initiation of transactions and contracts.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated August 4, 2006 on those financial statements.

In our opinion, management's assessment that Perrigo Company and subsidiaries did not maintain effective internal control over financial reporting as of July 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Perrigo Company and subsidiaries have not maintained effective internal control over financial reporting as of July 1, 2006, based on the COSO criteria.

By: /s/ BDO Seidman, LLP
    -----------------------
    BDO Seidman, LLP

Grand Rapids, Michigan
August 4, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Perrigo Company
Allegan, Michigan

We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of July 1, 2006 and June 25, 2005 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 1, 2006. Our audits also included the financial statement schedule for the three years in the period ended July 1, 2006 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries at July 1, 2006 and June 25, 2005 and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Perrigo Company and subsidiaries' internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 4, 2006 expressed an adverse opinion thereon.

By:  /s/ BDO Seidman, LLP
     --------------------
     BDO Seidman, LLP

Grand Rapids, Michigan
August 4, 2006

                                 PERRIGO COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                     Fiscal Year
                                      ---------------------------------------
                                          2006           2005          2004
                                      -----------    -----------    ---------
Net sales                             $ 1,366,821    $ 1,024,098    $ 898,204
Cost of sales                             969,080        763,709      630,240
                                      -----------    -----------    ---------
Gross profit                              397,741        260,389      267,964
                                      -----------    -----------    ---------

Operating expenses
  Distribution                             27,334         18,680       15,154
  Research and development                 52,293         38,419       27,721
  Selling and administration              197,936        140,581      122,193
                                      -----------    -----------    ---------
    Subtotal                              277,563        197,680      165,068
                                      -----------    -----------    ---------
  Write-off of in-process
   research and development                     -        386,800            -
  Restructuring                             8,846          6,382            -
                                      -----------    -----------    ---------
    Total                                 286,409        590,862      165,068
                                      -----------    -----------    ---------

Operating income (loss)                   111,332       (330,473)     102,896
Interest, net                              15,207          1,976       (1,018)
Other income, net                          (9,810)        (1,756)      (2,069)
                                      -----------    -----------    ---------

Income (loss) before income taxes         105,935       (330,693)     105,983
Income tax expense                         34,535         22,290       25,416
                                      -----------    -----------    ---------

Net income (loss)                     $    71,400    $  (352,983)   $  80,567
                                      ===========    ===========    =========

Earnings (loss) per share
  Basic                               $      0.77    $     (4.57)   $    1.15
  Diluted                             $      0.76    $     (4.57)   $    1.11

Weighted average shares outstanding
  Basic                                    92,875         77,313       70,206
  Diluted                                  94,105         77,313       72,289

Dividends declared per share          $     0.168    $     0.155    $    0.13

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  July 1,      June 25,
                                                                    2006          2005
                                                                 ----------   -----------
Assets
Current assets
 Cash and cash equivalents                                       $   19,018   $    16,707
 Investment securities                                               26,733        17,761
 Accounts receivable                                                240,130       210,308
 Inventories                                                        302,941       272,980
 Current deferred income taxes                                       52,058        55,987
 Prepaid expenses and other current assets                           16,298        35,064
                                                                 ----------   -----------
      Total current assets                                          657,178       608,807

Property and equipment
 Land                                                                30,724        14,638
 Buildings                                                          228,714       231,402
 Machinery and equipment                                            347,469       340,266
                                                                 ----------   -----------
                                                                    606,907       586,306
 Less accumulated depreciation                                      287,549       262,505
                                                                 ----------   -----------
                                                                    319,358       323,801

Restricted cash                                                     400,000       400,000
Goodwill                                                            152,183       150,293
Other intangible assets                                             132,426       147,967
Non-current deferred income taxes                                    43,143        26,964
Other non-current assets                                             46,336        47,144
                                                                 ----------   -----------
                                                                 $1,750,624   $ 1,704,976
                                                                 ==========   ===========

Liabilities and shareholders' equity
Current liabilities
 Accounts payable                                                $  179,740   $   142,789
 Notes payable                                                       20,081        25,345
 Payroll and related taxes                                           54,153        42,326
 Accrued customer programs                                           49,534        41,666
 Accrued liabilities                                                 45,335        57,532
 Accrued income taxes                                                14,132        21,225
 Current deferred income taxes                                        8,456         9,659
                                                                 ----------   -----------
      Total current liabilities                                     371,431       340,542

Non-current liabilities
 Long-term debt                                                     621,717       656,128
 Non-current deferred income taxes                                   81,923        74,379
 Other non-current liabilities                                       34,809        43,090
                                                                 ----------   -----------
      Total non-current liabilities                                 738,449       773,597

Shareholders' equity
 Preferred stock, without par value, 10,000 shares authorized             -             -
 Common stock, without par value, 200,000 shares authorized         516,098       527,748
 Accumulated other comprehensive income (loss)                        3,593        (1,687)
 Retained earnings                                                  121,053        64,776
                                                                 ----------   -----------
      Total shareholders' equity                                    640,744       590,837
                                                                 ----------   -----------
                                                                 $1,750,624   $ 1,704,976
                                                                 ==========   ===========

Supplemental Disclosures of Balance Sheet Information
 Allowance for doubtful accounts                                 $   11,178   $    10,370
 Allowance for inventory                                         $   42,509   $    38,095
 Working capital                                                 $  285,747   $   268,265
 Preferred stock, shares issued                                           -             -
 Common stock, shares issued                                         92,922        93,903

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                    Common Stock         Accumulated
                                                      Issued                Other
                                                 -------------------    Comprehensive   Comprehensive   Retained
                                                 Shares      Amount     Income (loss)   Income (loss)   Earnings
                                                 ------    ---------    -------------   -------------   ---------
Balance at June 28, 2003                         70,034    $  88,879      $   1,282                     $ 358,263

Net income                                            -            -              -      $   80,567        80,567
Foreign currency translation adjustments              -            -          1,610           1,610             -
Issuance of common stock under:
 Stock options                                      988       10,248              -               -             -
 Restricted stock plan                               60            -              -               -             -
Compensation for stock options                        -        5,128              -               -             -
Cash dividends, $0.13 per share                       -            -              -               -        (9,136)
Earned compensation for restricted stock              -          432              -               -             -
Tax effect from stock transactions                    -        1,725              -               -             -
Purchases and retirements of common stock          (200)      (2,766)             -               -             -
                                                 ------    ---------      ---------      ----------     ---------
Balance at June 26, 2004                         70,882      103,646          2,892          82,177       429,694
                                                                                         ==========

Net loss                                              -            -              -        (352,983)     (352,983)
Accumulated other comprehensive income:
 Change in fair value of derivative financial
    instruments, net of tax                                                  (3,198)         (3,198)            -
 Foreign currency translation adjustments                                    (1,275)         (1,275)            -
 Change in fair value of investment
    securities, net of tax                                                     (106)           (106)            -
Issuance of common stock under:
 Agis acquisition                                21,945      410,812              -               -             -
 Stock options                                      815        7,031              -               -             -
 Restricted stock plan                              451            -              -               -             -
Compensation for stock options                        -        6,547              -               -             -
Stock options exchanged for Agis
 stock options                                        -          574              -               -             -
Cash dividends, $0.155 per share                      -            -              -               -       (11,935)
Earned compensation for restricted stock              -        1,509              -               -             -
Tax effect from stock transactions                    -          650              -               -             -
Purchases and retirements of common stock          (190)      (3,021)             -               -             -
                                                 ------    ---------      ---------      ----------     ---------
Balance at June 25, 2005                         93,903      527,748         (1,687)       (357,562)       64,776
                                                                                         ==========

Net income                                            -            -              -          71,400        71,400
Net income - stub period                                                                        490           490
Accumulated other comprehensive income:
 Change in fair value of derivative financial
    instruments, net of tax                                                   5,530           5,530             -
 Foreign currency translation adjustments                                      (319)           (319)            -
 Change in fair value of investment
    securities, net of tax                                                       69              69             -
Issuance of common stock under:
 Stock options                                      905        8,056              -               -             -
 Restricted stock plan                               37            -              -               -             -
Compensation for stock options                        -        5,491              -               -             -
Cash dividends, $0.168 per share                      -            -              -               -       (15,613)
Earned compensation for restricted stock              -        3,994              -               -             -
Tax effect from stock transactions                    -         (861)             -               -             -
Purchases and retirements of common stock        (1,923)     (28,330)             -               -             -
                                                 ------    ---------      ---------      ----------     ---------
Balance at July 1, 2006                          92,922    $ 516,098      $   3,593      $   77,170     $ 121,053
                                                 ======    =========      =========      ==========     =========

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Fiscal Year
                                                                                  -----------------------------------
                                                                                     2006         2005         2004
                                                                                  ---------    ---------    ---------
Cash Flows (For) From Operating Activities
 Net income (loss)                                                                $  71,400    $(352,983)   $  80,567
 Adjustments to derive cash flows
   Write-off of in-process research and development                                       -      386,800            -
   Depreciation and amortization                                                     56,604       34,813       28,452
   Asset impairment                                                                   7,783        3,232            -
   Share-based compensation                                                           9,485        8,056        5,560
   Deferred income taxes                                                             (5,804)      (9,834)       3,366
   Acquisition related expenses incurred by acquiree                                      -      (10,002)           -
                                                                                  ---------    ---------    ---------
 Sub-total                                                                          139,468       60,082      117,945
                                                                                  ---------    ---------    ---------

  Changes in operating assets and liabilities,
    net of a business acquisition and a restructuring
    Accounts receivable                                                             (31,085)     (16,903)       4,075
    Inventories                                                                     (31,681)      40,528       (6,168)
    Accounts payable                                                                 38,312       (6,736)      10,891
    Payroll and related taxes                                                        12,173      (21,515)       1,072
    Accrued income taxes                                                            (10,277)       9,932       (5,552)
    Accrued customer programs                                                         7,868        7,966        2,483
    Accrued liabilities                                                             (14,476)       8,820        3,567
    Other                                                                            16,229       (4,530)      (9,786)
                                                                                  ---------    ---------    ---------
   Sub-total                                                                        (12,937)      17,562          582
                                                                                  ---------    ---------    ---------
     Net cash from operating activities                                             126,531       77,644      118,527
                                                                                  ---------    ---------    ---------

Cash Flows (For) From Investing Activities
 Purchase of securities                                                             (60,773)    (157,353)    (191,339)
 Proceeds from sales of securities                                                   51,492      334,465      111,115
 Issuance of note receivable                                                         (3,000)           -            -
 Additions to property and equipment                                                (36,427)     (26,824)     (28,294)
 Acquisition of assets                                                                    -       (5,562)           -
 Acquisition of a business, net of cash                                                   -     (381,570)     (12,061)
 Acquisition-related dividends                                                            -      (12,574)           -
 Increase in restricted cash                                                              -     (400,000)           -
 Investment in equity subsidiaries                                                        -            -       (2,000)
                                                                                  ---------    ---------    ---------
      Net cash for investing activities                                             (48,708)    (649,418)    (122,579)
                                                                                  ---------    ---------    ---------

Cash Flows (For) From Financing Activities
 Borrowings (repayments) of short-term debt, net                                     (5,287)       6,421          702
 Borrowings of long-term debt                                                        60,000      648,000            -
 Repayments of long-term debt                                                       (95,000)     (63,000)           -
 Increase in deferred debt issue costs                                                    -         (959)           -
 Tax effect of stock transactions                                                      (861)         650        1,725
 Issuance of common stock                                                             8,056        7,031       11,083
 Repurchase of common stock                                                         (28,330)      (3,021)      (2,766)
 Cash dividends                                                                     (15,613)     (11,935)      (9,136)
 Other                                                                                    -            -         (128)
                                                                                  ---------    ---------    ---------
      Net cash from (for) financing activities                                      (77,035)     583,187        1,480
                                                                                  ---------    ---------    ---------

      Net increase (decrease) in cash and cash equivalents                              788       11,413       (2,572)
Cash and cash equivalents, at beginning of period                                    16,707        8,392       10,392
Effect of exchange rate changes on cash                                               1,523       (3,098)         572
                                                                                  ---------    ---------    ---------
Cash and cash equivalents, at end of period                                       $  19,018    $  16,707    $   8,392
                                                                                  =========    =========    =========

Supplemental Disclosures of Cash Flow Information Cash paid/received during the year for:
   Interest paid                                                                  $  34,741    $   5,248    $     591
   Interest received                                                              $  21,464    $   7,038    $   1,586
   Income taxes paid                                                              $  47,133    $  23,433    $  31,402
   Income taxes refunded                                                          $   7,939    $   4,407    $     323

          See accompanying notes to consolidated financial statements.

                        PERRIGO COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company, through several wholly owned subsidiaries, manufactures and sells consumer healthcare products, generic prescription drugs, API and consumer products primarily in the U.S., Israel, Europe and Mexico. In the U.S., these subsidiaries consist primarily of L. Perrigo Company, Perrigo Company of South Carolina Inc. and Perrigo New York Inc. (formerly Clay Park Labs Inc.). Outside the U.S., these subsidiaries consist primarily of Perrigo Israel Pharmaceuticals, Ltd. (formerly Agis Industries (1983) Ltd.) (Agis), Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Wrafton Laboratories Limited and Perrigo U.K. Limited. As used herein, "the Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

Basis of Presentation

The Company's fiscal year is a fifty-two or fifty-three week period, which ends the Saturday on or about June 30. Fiscal year 2006 was comprised of 53 weeks and ended July 1, 2006. The preceding two fiscal years were comprised of 52 weeks and ended June 25, 2005 and June 26, 2004, respectively.

On March 17, 2005, the Company acquired all of the outstanding shares of Agis, an Israeli public company. The accompanying consolidated balance sheets include the accounts for Agis. Results of operations for Agis for the three months ended May 31, 2005 are included in the Company's consolidated results of operations for the fourth quarter ended June 25, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company consolidates results of operations and financial position of its U.K., Mexico, Germany, and Israel subsidiaries on a twelve-month period ending in May. All material intercompany transactions and balances have been eliminated in consolidation. The Company owns noncontrolling interests in a Chinese company and an Israeli company. These investments are accounted for using the equity method and are recorded in other non-current assets. The Company's equity in earnings (losses) of these investees is not material and is included in other income, net.

In previously reported results, the Company's New York operations, acquired through the purchase of Agis, were reported on a one-month lag. By the end of the second quarter of fiscal 2006, these operations were reported consistent with the Company's fiscal year. Current accounting guidance requires that no more than 12 months of operations of a subsidiary may be included in the consolidated statement of income and any additional months must be recorded directly as a credit or charge to retained earnings. This reporting change did not have a material effect on the Company's financial results and did not impact a year-over-year comparison for these operations. Net income for the New York operations for the one-month period (stub period) ended September 30, 2005 was $490 and was recorded as a change in retained earnings. Revenues generated by the New York operations for the stub period were $9,560.

The following table reconciles the changes in retained earnings:

Retained earnings as of June 25, 2005                                 $  64,776
Dividends paid                                                          (15,613)
Net income                                                               71,400
Net income - stub period                                                    490
                                                                      ---------
Retained earnings as of July 1, 2006                                  $ 121,053
                                                                      =========

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.

International

The Company translates its foreign operations' assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. Gains or losses from foreign currency transactions are included in other income, net.

Revenues

Revenues from product sales are recognized when the goods are shipped to the customer. When title and risk pass to the customer is dependent on the customer's shipping terms. If the customer has shipping terms of FOB shipping point, title and risk pass to the customer as soon as the freight carrier leaves the Company's shipping location. If the customer has shipping terms of FOB destination, title and risk pass to the customer upon receipt of the order at the customer's location. A provision is recorded to exclude shipments estimated to be in-transit to customers at the end of the reporting period. A provision is recorded and accounts receivable is reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. Revenues from non-product arrangements are recognized as services are rendered.

The Company maintains customer-related accruals that consist primarily of chargebacks, rebates and shelf stock adjustments. A liability is recorded as revenues are recognized for estimated customer program liabilities. The liability is generally estimated based on contractual requirements and historical performance of the customer involved in the program. Changes in these estimates and assumptions related to customer programs may result in additional accruals. Customer-related accruals were $54,456 at July 1, 2006 and $48,378 at June 25, 2005.

Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses incurred by the Company are included in cost of sales.

Financial Instruments

The carrying amount of the Company's financial instruments, consisting of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable, notes payable and variable rate long-term debt approximates their fair value. See Note G for the fair value disclosure of the Company's restricted cash and fixed rate long-term debt.

Derivative Instruments

The Company has adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, (SFAS 133). Under the provisions of SFAS 133, all derivatives are recognized on the balance sheet at their fair value. Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income
(loss) within shareholders' equity, depending on the intended use of the derivative and whether the derivative has been designated by management as a hedging instrument. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period. The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates and foreign currency exchange rates.

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

The Company uses foreign currency put, call and forward contracts to assist in managing foreign currency exchange rate risk. These instruments are recognized at fair value, with all changes in fair value recorded in current period earnings, as these transactions have not been designated by management as hedging instruments under SFAS 133.

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

Investment Securities

The Company determines the appropriate classification of all investment securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. The Company assesses whether temporary or other-than-temporary gains or losses on its investment securities have occurred due to increases or declines in fair value or other market conditions. Because the Company has determined that all of its investment securities are available-for-sale, unrealized gains and losses are reported, net of tax, as a component of accumulated other comprehensive income or loss in shareholders' equity. Realized gains and losses on investment securities are determined using the specific identification method. Amortization of premiums and discounts are included in interest income.

Accounts Receivable

The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $11,178 at July 1, 2006 and $10,370 at June 25, 2005.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory related to research and development is expensed at the point when it is determined the materials have no alternative future use.

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $42,509 at July 1, 2006 and $38,095 at June 25, 2005.

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

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. For fiscal 2006 and 2005, the required annual testing resulted in no impairment charge. Goodwill was $152,183 at July 1, 2006 and $150,293 at June 25, 2005.

Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are related to the acquisition of Agis and are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Other intangible assets were $132,426 at July 1, 2006 and $147,967 at June 25, 2005.

The Company periodically reviews all other long-lived assets that have finite lives and that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows.

Share-Based Awards

Share-based compensation awards are recognized at fair value in accordance with SFAS 123(R), "Accounting for Share-Based Payment."

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

Earnings (Loss) per Share

Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period. It excludes both the dilutive effects of additional common shares that would have been outstanding if the shares issued under stock incentive plans had been exercised and the dilutive effect of restricted shares to the extent those shares have not vested. Diluted earnings per share are calculated including the effects of shares and potential shares issued under stock incentive plans.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" (FIN
48), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment", to expand and clarify SFAS 123, "Accounting for Stock-Based Compensation," in several areas. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. SFAS 123(R) was adopted in the first quarter of fiscal 2006. Since the Company began expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS 123 in December 2002, the Company's consolidated financial statements and results of operations were not materially impacted by the adoption of SFAS 123(R). In accordance with the disclosure requirements of the pronouncement, the Company reclassified unearned compensation to common stock in the Company's consolidated balance sheets as of June 25, 2005 and July 1, 2006.

In November 2004, the FASB issued SFAS 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4". SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 were effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and were required to be applied prospectively. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE B - ACQUISITION OF BUSINESS

On March 17, 2005, the Company acquired all of the outstanding shares of Agis. Agis was included in the accompanying consolidated balance sheet as of June 25, 2005. The operating results of Agis for the three months ended May 31, 2005 were included in the Company's consolidated results of operations for fiscal 2005. For purposes of consolidation, Agis' fiscal year begins June 1 and ends May 31, the same period followed for the Company's U.K. and Mexico operations. Prior to being acquired, Agis' net sales for the year ended December 31, 2004 were approximately $405,000.

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

The acquisition was accounted for under the purchase method of accounting with Agis considered as the acquiree for accounting purposes. The purchase price was allocated to the fair value of assets acquired, identifiable intangible assets and liabilities assumed from Agis. For convenience purposes, the acquisition was recorded as of February 28, 2005 and those balances were reported in the Company's March 26, 2005 consolidated balance sheet. Fair value was estimated by various techniques including analysis of expected future cash flows and market comparisons. The excess of the purchase price over the fair value of net assets acquired, amounting to $114,374, was recorded as goodwill in the consolidated balance sheet. Goodwill is not amortized but is tested for impairment at least annually in the third quarter of the Company's fiscal year. Goodwill was assigned to the reportable segments as follows: $65,608 to Rx Pharmaceuticals and $48,766 to API.

The total purchase consideration exchanged for all of the outstanding shares of Agis was calculated as follows:

Shares of Agis common stock outstanding at closing date                                                         27,394
Exchange ratio per merger agreement                                                                             0.8011
                                                                                                              --------
Shares of Perrigo common stock issued at the closing date                                                       21,945

Multiplied by Perrigo's average stock price for the five day period beginning two business days before and
  ending two business days after November 14, 2004                                                            $  18.72   $410,812
                                                                                                              --------

Shares of Agis common stock outstanding at the closing date                                                     27,394
Cash consideration paid per share                                                                             $  14.93   $408,990
                                                                                                              --------

Estimated fair value of Perrigo stock options exchanged for Agis stock options outstanding at the closing
  date                                                                                                                        574
Perrigo's estimated acquisition costs                                                                                      11,482
                                                                                                                         --------
Purchase price for accounting purposes                                                                                    831,858
Agis' net debt outstanding at the closing date                                                                              8,974
                                                                                                                         --------
Total purchase consideration                                                                                             $840,832
                                                                                                                         ========

The total purchase price for accounting purposes of $831,858 excluded assumed net debt. The Company adjusted the allocation of the purchase price and goodwill in subsequent periods for changes in tax-related assets and liabilities, additional termination liabilities for the Company's New York facility and a final evaluation of certain assets and liabilities.

In connection with the acquisition, the Company accrued $2,727 for restructuring costs, consisting of employee termination benefits for 60 employees and certain lease termination costs.

The purchase price was preliminarily allocated as follows:

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
                                                                   ==========

A step-up in the value of inventory of $28,154 was recorded in the allocation of the purchase price based on valuation estimates. In the fourth quarter of fiscal 2005, $23,392 was charged to cost of sales, with the remaining amount charged to cost of sales in the first quarter of fiscal 2006.

Management determined the value of intangible assets by considering a number of factors, including an independent third-party valuation. Intangible assets were valued as follows:

                                                                    Estimated
                                                          Amount   Useful Life
                                                        ---------  -----------
In-process research and development                     $ 386,800           -
Developed product technology                              117,100    16 years
Distribution and license agreements                        15,300    13 years
Customer relationships                                      4,900     4 years
Trademarks                                                  5,000    15 years
                                                        ---------
                                                        $ 529,100
                                                        =========

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

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

                                       Fiscal Year
                                --------------------------
(Unaudited)                        2005             2004
                                ----------     -----------
Net sales                       $1,337,193     $ 1,288,638
Net income                          23,888          61,273
Basic earnings per share              0.26            0.66
Diluted earnings per share            0.25            0.65

These pro forma results were prepared in accordance with the requirements of SFAS 141, "Business Combinations". The pro forma results include certain adjustments such as the write-off of the step-up value of inventory and additional amortization related to intangible assets arising from the acquisition, additional compensation expense and interest expense on acquisition debt. Since the write-off of in-process research and development is directly attributable to the acquisition and will not have a continuing impact, it is not reflected in this unaudited pro forma information. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the respective periods or of results of operations of future periods.

NOTE C - EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                                      Fiscal Year
                                                          --------------------------------
                                                           2006        2005          2004
                                                          -------   ----------     -------
Numerator:
Net income (loss) used for both basic and diluted EPS     $71,400   $(352,983)     $80,567
                                                          =======   =========      =======

Denominator:
Weighted average shares outstanding for basic EPS          92,875      77,313       70,206
                                                          -------   ---------      -------

Diluted effect of share-based awards                        1,230           -        2,083
                                                          -------   ---------      -------
Weighed average shares outstanding for diluted EPS         94,105      77,313       72,289
                                                          =======   =========      =======

Share-based awards outstanding that are anti-dilutive were 4,485 for fiscal 2006, 6,428 for fiscal 2005 and 1,819 for fiscal 2004. These share-based awards were excluded from the diluted EPS calculation. The weighted average shares for fiscal 2005 include a proportionate number of shares issued for the acquisition of Agis. The denominator for basic EPS is used for calculating diluted EPS for fiscal 2005 because potentially dilutive share-based awards are not applicable when a loss is reported.

NOTE D - INVESTMENT SECURITIES

At July 1, 2006, all of the Company's investments in debt and equity securities were classified as available-for-sale, and, as a result, were reported at fair value. The following is a summary of the Company's available-for-sale securities, all of which are classified as short-term:

                                                                                                  July 1, 2006   June 25, 2005
                                                                                                  ------------   -------------
Equity securities                                                                                    $   850        $ 1,481
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies            -          1,991
Debt securities issued by foreign governments                                                          3,233          3,553
Corporate debt securities                                                                             20,964          7,708
Other debt securities                                                                                  1,686          3,028
                                                                                                     -------        -------
          Total                                                                                      $26,733        $17,761
                                                                                                     =======        =======

As of July 1, 2006, the fair value of available-for-sale investment securities approximated book value. Unrealized gains and losses are not material and are included in other comprehensive income (loss). Proceeds from the sale of investment securities were $51,492 in fiscal 2006. The gross realized gains and losses on the sale of these securities, determined using the specific identification method, in fiscal 2006 were $366 and $46, respectively. Proceeds from the sale of investment securities were $334,465 and $111,115 in fiscal 2005 and 2004, respectively. The gross realized gains and losses on the sale of these securities in fiscal 2005 were $265 and $89, respectively. No gains or losses were recognized on the sale of investment securities during fiscal 2004, as the investment securities were fully matured debt securities when sold.

The following table summarizes the contractual maturities of debt securities at July 1, 2006:

Less than 1 year                                                    $ 19,961
Due in 1 to 5 years                                                    3,929
Due after 5 years                                                      1,993
                                                                    --------
     Total                                                          $ 25,883
                                                                    ========

NOTE E - INVENTORIES

Inventories are summarized as follows:

                                               July 1, 2006     June 25, 2005
                                               ------------     -------------
Finished goods                                   $148,603          $135,955
Work in process                                    70,974            58,588
Raw materials                                      83,364            78,437
                                                 --------          --------
                                                 $302,941          $272,980
                                                 ========          ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $42,509 at July 1, 2006 and $38,095 at June 25, 2005.

NOTE F - INTANGIBLE ASSETS AND GOODWILL

Intangible assets and related accumulated amortization consist of the following:

                                            July 1, 2006                  June 25, 2005
                                      ------------------------      ------------------------
                                                  Accumulated                   Accumulated
                                      Gross       Amortization      Gross       Amortization
                                      -----       ------------      -----       ------------
Developed product technology /
formulation                          $117,615       $ 10,656       $121,707       $  2,606
Distribution and
license agreements                     18,755          3,765         19,300          1,216
Customer relationships                  4,900          2,698          4,900            276
Trademarks                              9,503          1,228          6,892            734
                                     --------       --------       --------       --------
         Total                       $150,773       $ 18,347       $152,799       $  4,832
                                     ========       ========       ========       ========

The Company recorded a charge for amortization expense of $13,515, $3,764 and $576 for fiscal 2006, 2005 and 2004, respectively, for intangible assets subject to amortization.

The estimated amortization expense for each of the following five years is as follows:

Fiscal Year                           Amount
-----------                           ------
   2007                              $11,300
   2008                               10,700
   2009                               11,200
   2010                                9,300
   2011                                9,300

The Company has three reportable segments with goodwill, the Consumer Healthcare, Rx Pharmaceuticals and API segments. The goodwill related to the Agis acquisition has been allocated to the API and Rx Pharmaceuticals segments and is tested for impairment annually in the third quarter of the fiscal year. The current year testing resulted in no impairment charge related to the API and Rx Pharmaceuticals segments. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year and also resulted in no impairment charge in the current year. Although the testing performed on the Company's U.K. component within this segment indicated that the estimated fair value exceeded the carrying value, these values were closer than they had been in previous years. The narrowing of the difference in these values increases the possibility of an impairment charge in future periods. The goodwill balance of the U.K. component was $36,347 as of July 1, 2006. Currency translation in fiscal 2006 for the Consumer Healthcare segment includes both the current year impact and an adjustment for previous periods. The Company did not acquire or dispose of any goodwill during fiscal 2006. The Company recorded adjustments to goodwill, originally established in connection with the Agis acquisition, for changes in tax-related assets and liabilities, additional termination liabilities for the Company's New York facility and a final evaluation of certain assets and liabilities.

The changes in the carrying amount of goodwill during the year ended July 1, 2006 were as follows:

                                      Consumer      Rx Pharma-
                                      Healthcare    ceuticals         API             Total
                                      ----------    ---------         ---             -----
Balance as of June 26, 2004          $  35,919              -               -       $  35,919

Aggregate goodwill acquired                  -      $  65,608       $  48,766         114,374
                                     ---------      ---------       ---------       ---------
Balance as of June 25, 2005             35,919         65,608          48,766         150,293

Goodwill adjustment                          -         (1,931)           (729)         (2,660)
Currency translation adjustment          8,533         (2,271)         (1,712)          4,550
                                     ---------      ---------       ---------       ---------
Balance as of July 1, 2006           $  44,452      $  61,406       $  46,325       $ 152,183
                                     =========      =========       =========       =========

NOTE G - CREDIT FACILITIES, DERIVATIVES AND GUARANTIES

Total borrowings outstanding were $641,798 at July 1, 2006 and $681,473 at June 25, 2005. These borrowings include the assumed debt of Agis and additional borrowings related to the acquisition of Agis. Total borrowings are presented on the balance sheet as follows:

                                                        July 1, 2006     June 25, 2005
                                                        ------------     -------------
Short-term debt:
     Swingline loan                                        $ 19,195        $ 10,198
     Bank loan - Germany subsidiary                               -           8,652
     Bank loan - U.K. subsidiary                                  -           2,188
     Bank loans - Mexico subsidiary                             886           4,307
                                                           --------        --------
               Total                                         20,081          25,345
                                                           --------        --------

Long-term debt, less current maturities:
     Revolving line of credit                                80,000         115,000
     Term loan                                              100,000         100,000
     Letter of undertaking - Israel subsidiary              400,000         400,000
     Debenture - Israel subsidiary                           41,717          41,128
                                                           --------        --------
               Total                                        621,717         656,128
                                                           --------        --------

               Total debt                                  $641,798        $681,473
                                                           ========        ========

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the credit agreement. Both loans bear an interest rate of Alternative Base Rate or LIBOR plus an applicable margin determined by the Company's leverage ratio over the trailing four quarters. Actual rates for fiscal 2006 ranged from 3.89% to 5.95%. Additionally, the credit agreement provides for a short-term swingline loan with a maximum commitment of $25,000 and a negotiable rate of interest that was 5.95% as of July 1, 2006.

The obligations under the credit agreement are guarantied by certain subsidiaries of the Company and the Company will guaranty obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans is March 16, 2010. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings Before Interest, Taxes and Depreciation (EBITDA) ratios. The Company was in compliance with the above covenants as of July 1, 2006.

During the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments. These interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest. The Company does not use derivative financial instruments for speculative purposes.

The interest rate swap agreements fix the interest rate at 4.77% on an initial notional amount of principal of $50,000 on the revolving loan and $100,000 on the term loan. The interest rate swap agreements expire on March 16, 2010. As of July 1, 2006, the swaps were recorded on the balance sheet in other non-current assets at their fair value of $3,702. Changes in the fair value of the swap agreements, net of tax, are reported as a component of other comprehensive income (loss).

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

The Company accounts for derivatives in accordance with SFAS 133, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative's fair value are recorded in shareholders' equity as a component of other comprehensive income (loss). These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument are settled.

In accordance with SFAS 133, the Company has designated the above interest rate swaps as cash flow hedges and has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative to the specific liability on the balance sheet. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. As of July 1, 2006, the interest rate swaps discussed above were considered by management to be highly effective and no amount of gain or loss was recorded in earnings due to hedge ineffectiveness for fiscal 2006.

On March 16, 2005, the Company's Israel holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The Company may prepay the loan after 12 interest payments upon 30 days written notice. The lender may demand prepayment or the Company may prepay the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest earned until the loan has been paid in full or unless it receives consent from the lender. Earned interest is released to the Company on each interest payment date so long as all interest due on the loan has been paid by the Company. As of July 1, 2006, the fair values of the letter of undertaking and the corresponding deposit were $382,638 and $382,550, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowing and deposits of similar nature and remaining maturities.

The Company's Israel subsidiary has a debenture for $41,717 with a fixed interest rate of 5.6%. The debenture is guarantied by the Company. The principal of the loan is linked to the increase in the Israel consumer price index (CPI) and is payable in three annual installments beginning in 2007. Prior to the acquisition, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. In fiscal 2006, the subsidiary entered into partial termination agreements on the interest rate swaps in the notional amount of $13,000, leaving a swap agreement with a net notional amount of $2,000 in place at July 1, 2006. The subsidiary has also entered into a hedge in the notional amount of approximately $2,000 to protect against extreme changes in LIBOR. These transactions have not been formally designated as hedging instruments by management and are recorded at their fair value of $271 in current liabilities. The change in fair value for fiscal 2006 of $862 was recorded in interest expense.

The Company's Germany subsidiary had a bank loan which bore interest at EURIBOR plus 1.35%. The Company ended this stand-alone agreement in the first quarter of fiscal 2006 and now utilizes the Company's existing swingline loan agreement to meet the liquidity requirements of its Germany subsidiary. All borrowings by the Germany subsidiary are denominated in euros and bear interest at 3.31%. As of July 1, 2006, the Germany subsidiary portion of the swingline loan was $1,315.

The Company's U.K. subsidiary has a short-term, unsecured credit facility with a bank which is supported by a Company guaranty. The balance outstanding at July 1, 2006 was zero. Interest rates are established at the time of borrowing based on the Bank of England's base rate plus 0.7%.

The Company's Mexico subsidiary has short-term, unsecured debt with two banks for $886 which bears interest at 9.3% and is supported by a Company guaranty.

The Company has entered into foreign currency put, call and forward contracts to assist in managing currency risks. These derivatives have not been formally designated as hedging instruments by management and are recorded at their fair market value of $410 in current assets. The change in fair value for fiscal 2006 of $796 was recorded in interest income.

The Company's Israel subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for $430, not to exceed 50% of the joint venture's debt. The estimated fair value of the guaranty is insignificant. The joint venture is accounted for using the equity method of accounting.

The annual maturities of short-term and long-term debt are as follows:

 2007           $ 20,081
 2008             13,906
 2009             13,906
 2010            193,905
 2011                  -
 Thereafter      400,000

NOTE H - POST EMPLOYMENT PLANS

Qualified Profit-Sharing and Investment Plans

The Company has a qualified profit-sharing and investment plan under section 401(k) of the Internal Revenue Code, which covers substantially all domestic employees in Michigan and South Carolina. Contributions to the plan are at the discretion of the Board of Directors. Additionally, the Company matches a portion of employees' contributions. The Company's contributions to the plan were $7,180, $7,267 and $8,420 in fiscal 2006, 2005 and 2004, respectively.

The Company had an additional qualified investment plan under section 401(k) of the Internal Revenue Code, which covered non-union employees in New York. Contributions to the plan were at the discretion of the Board of Directors. Additionally, the Company matched a portion of employees' contributions. The Company's contributions to the plan were $415 and $146 for fiscal 2006 and 2005, respectively. This plan was merged with the plan described above as of July 1, 2006.

Pension Benefit Plan

The union employees of the Company's Germany subsidiary are covered by a defined benefit pension plan. The Company accrues expected costs of benefits during the employees' years of service and the plan is not funded. The liability associated with the plan at July 1, 2006, which is recorded in other non-current liabilities, was $652. Net periodic benefit expense was $68 and $16 for fiscal 2006 and 2005, respectively.

Multi-Employer Pension Plan

The Company's New York subsidiary participates in a multi-employer pension plan in association with its union employees. The Company's contributions to the plan were $116 and $27 for fiscal 2006 and 2005, respectively. The Company has not recorded any withdrawal liability as the Company does not nave any current plans to terminate its participation in this plan.

Israeli Post Employment Benefits

Israeli labor laws and agreements require the Company to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. The Company's Israeli subsidiaries also provide retirement bonuses to certain managerial employees. The Company makes regular deposits to retirement funds and purchases insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. At July 1, 2006, the liability related to these post employment benefits, which is recorded in other non-current liabilities, was $19,759. The Company has funded $17,490 of this amount, which is recorded in other non-current assets. The Company's contributions to the above plans were $2,760 and $643 for fiscal 2006 and 2005, respectively.

Deferred Compensation Plans

The Company has non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, the Company owns insurance policies with a cash surrender value of $6,814 as of July 1, 2006 that are intended as a long-term funding source for these plans. The assets, which are recorded in other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability, which is recorded in other non-current liabilities, was $5,659 at July 1, 2006 and $6,521 at June 25, 2005.

Postretirement Medical Benefits

The Company provides certain healthcare benefits to eligible U.S. employees and their dependents who meet certain age and service requirements when they retire. Generally, benefits are provided to eligible retirees after age 65 and to their dependents. Increases in the Company contribution for benefits are limited to increases in the Consumer Price Index. Additional healthcare cost increases are paid through participant contributions. The Company accrues the expected costs of such benefits during a portion of the employees' years of service. The plan is not funded. Under current plan provisions, the plan is not eligible for any federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy. The unfunded accumulated post retirement benefit obligation was $5,714 at July 1, 2006 and $5,320 at June 25, 2005. Net periodic benefit expense was $434, $425 and $980 in fiscal 2006, 2005 and 2004, respectively.

NOTE I - SHAREHOLDERS' EQUITY

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $15,613, $11,935 and $9,136, or $0.168, $0.155 and $0.13 per share, during fiscal 2006, 2005 and 2004, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions and are funded by available cash or borrowings. On February 15, 2006, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $60,000. This plan will expire on February 17, 2007. The previous repurchase plan was approved on April 22, 2005 and expired on April 21, 2006. The Company has a 10b5-1 plan that allows a broker selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan's formula which is generally based on the market price of the Company's stock. All common stock repurchased is retired upon purchase. The Company repurchased 1,923 shares of common stock for $28,330 during fiscal 2006. The Company repurchased 190 shares of common stock for $3,021 during fiscal 2005.

The Company's Shareholder Rights Agreement expired on April 10, 2006.

Share-Based Compensation Plans

All share-based compensation for employees and directors is granted under the 2003 Long-Term Incentive Plan, as amended, other than certain grants pursuant to employment agreements. The plan has been approved by the Company's shareholders and provides for the granting of awards to its employees and directors for up to 10,928 shares of common stock. The purpose of the plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company's success and prosperity. The awards that are granted under this program primarily include non-qualified stock options, incentive stock options and restricted shares. Awards granted under the plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.

Share-based compensation expense was $9,485 for fiscal 2006, $8,056 for fiscal 2005 and $5,560 for fiscal 2004. The income tax benefit recognized was $3,092 for fiscal 2006, $3,190 for fiscal 2005 and $2,018 for fiscal 2004. As of July 1, 2006, unrecognized share-based compensation expense was $11,284 and will be recognized over approximately 5 years. Proceeds from the exercise of stock options and excess income tax benefits attributable to stock options exercised are credited to common stock.

A summary of activity related to stock options is presented below:

                                     For the year ended July 1, 2006
                                ------------------------------------------
                                                     Weighted
                                          Weighted    Average
                                Number     Average   Remaining   Aggregate
                                  of      Exercise    Term in    Intrinsic
                                Options    Price       Years       Value
                                -------   --------   ---------   ---------
Beginning options outstanding     6,124   $  12.11
Granted                           1,428   $  14.69
Exercised                           905   $   8.90
Terminated / forfeited              265   $  14.13
Ending options outstanding        6,382   $  13.08        6.32   $  21,290
Options exercisable               3,190   $  11.23        5.48   $  16,023

The aggregate intrinsic value for options exercised during the year was $6,017 for fiscal 2006, $7,295 for fiscal 2005 and $7,765 for fiscal 2004. The weighted average fair value per share at the grant date for options granted during the year was $5.12 for fiscal 2006, $7.08 for fiscal 2005 and $5.56 for fiscal 2004. The fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     Fiscal Year
                                            -----------------------------
                                             2006       2005        2004
                                            -----       -----       -----
Dividend yield                              0.009%      0.008%      0.008%
Volatility, as a percent                     28.0%       32.0%       34.4%
Risk-free interest rate                       4.1%        3.7%        3.6%
Expected life in years after vest date        3.0         3.0         3.0

Volatility used in the valuation model was based on historical volatility. The risk-free interest rate was based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years after vest date was estimated based on past exercise behavior of employees.

A summary of activity related to non-vested restricted shares is presented below:

                                            For the year ended July 1, 2006
                                            ---------------------------------
                                                             Weighted Average
                                            Number of Non-   Grant Date Fair
                                            Vested Shares         Value
                                            --------------   ----------------
Beginning non-vested shares outstanding            463             $ 16.66
Granted                                             60             $ 14.10
Vested                                              92             $ 17.94
Cancelled                                           12             $ 15.90
Ending non-vested shares outstanding               419             $ 16.03

The weighted average fair value per share at the date of grant for restricted shares granted during the year was $14.10 for fiscal 2006, $17.22 for fiscal 2005 and $13.92 for fiscal 2004. The total fair value for restricted shares that vested during the year was $1,422 for fiscal 2006, $424 for fiscal 2005 and $190 for fiscal 2004.

NOTE J - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Accumulated other comprehensive income (loss) and fiscal period activity consists of the following:

                               Fair value                      Fair value
                              of derivative     Foreign           of           Accumulated
                                financial       currency       investment        other
                               instruments,    translation     securities,    comprehensive
                               net of tax      adjustments     net of tax     income (loss)
                              -------------    -----------     -----------    -------------
Balance as of June 26, 2004               -        $ 2,892               -          $ 2,892
Reductions                          $(3,198)        (1,275)        $  (106)          (4,579)
                                    -------        -------         -------          -------
Balance as of June 25, 2005          (3,198)         1,617            (106)          (1,687)
Additions (reductions)                5,530           (319)             69            5,280
                                    -------        -------         -------          -------
Balance as of July 1, 2006          $ 2,332        $ 1,298         $   (37)         $ 3,593
                                    =======        =======         =======          =======

NOTE K - INCOME TAXES

                                            Fiscal Year
                                ---------------------------------------
                                  2006           2005           2004
                                ---------      ---------      ---------
Pre-tax income (loss):
         U.S.                   $  59,270      $  68,355      $ 106,702
         Foreign                   46,665       (399,048)          (719)
                                ---------      ---------      ---------
Total                           $ 105,935      $(330,693)     $ 105,983
                                =========      =========      =========

Provision for income taxes:
Current:
         Federal                $  22,640      $  37,023      $  20,176
         State                      1,650          3,796          2,473
         Foreign                   16,153         (6,177)        (1,293)
                                ---------      ---------      ---------
                  Subtotal         40,443         34,642         21,356
                                ---------      ---------      ---------
Deferred:
         Federal                     (684)       (13,086)         2,703
         State                        129         (2,051)           183
         Foreign                   (5,353)         2,785          1,174
                                ---------      ---------      ---------
                  Subtotal         (5,908)       (12,352)         4,060
                                ---------      ---------      ---------
Total                           $  34,535      $  22,290      $  25,416
                                =========      =========      =========

A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                             Fiscal Year
                                                       -------------------------
                                                       2006       2005     2004
                                                       -----      -----    -----
                                                         %          %        %
                                                       -----      -----    -----
Provision at Federal statutory rate                     35.0      (35.0)    35.0

State income taxes, net of Federal benefit               1.7       0.5       2.5
Foreign tax rate differences                             5.8      (0.1)      0.1
Expenses not deductible for tax purposes/
deductions not expensed for book, net                   (2.2)     (0.2)     (0.1)
Approved enterprise benefit                             (5.8)     (0.3)        -
Non-deductible write-off of in-process research and
  development                                              -      40.9         -
Inventory basis step-up                                 (0.9)      0.9         -
Intangible amortization                                 (3.4)        -         -
Tax examination adjustment                                 -         -     (12.4)
Other                                                    2.4         -      (1.1)
                                                        ----       ---     -----
Effective income tax rate                               32.6       6.7      24.0
                                                        ====       ===     =====

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

In January 2004, the Company was notified by the Internal Revenue Service that it had concluded its routine Federal tax examination of tax years 1998, 1999 and 2000. As a result, the Company reduced its income tax accrual associated with these audits, resulting in a one-time income tax benefit of $13,100 in the second quarter of fiscal 2004. In August 2005, the Company was notified by the IRS that it has resolved all tax years through fiscal 2004. Additionally, the Israeli Tax Authority has completed its audit cycle for all tax years through calendar 2002. No adjustment will be necessary to the income statement in fiscal 2006 as a result of these notifications. The Company believes it has appropriately accrued for probable income tax exposures for all tax years that remain open.

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

                                                         Fiscal Year
                                                    ----------------------
                                                      2006          2005
                                                    --------      --------
Deferred income tax asset (liability):
     Property and equipment                         $(49,199)     $(60,382)
     Inventory basis differences                      19,070        12,295
     Accrued liabilities                              20,206        23,932
     Allowance for doubtful accounts                   3,371         9,935
     Research and development credit                   3,723         5,837
     State operating loss carry forward               64,197        61,553
     State credit carry forward                        3,171             -
     International operating loss carry forward        1,709             -
     Unearned revenue                                  3,087         2,648
     Capital loss carry forwards                           -         1,090
     Other, net                                        3,214         4,370
                                                    --------      --------
Subtotal                                              72,549        61,278
     Valuation allowance for carry forwards          (67,727)      (62,365)
                                                    --------      --------
Net deferred income tax asset (liability)           $  4,822      $ (1,087)
                                                    ========      ========

The above amounts are classified in the consolidated balance sheet as follows:

                                                    July 1,      June 25,
                                                     2006          2005
                                                   --------      --------
Assets                                             $ 95,201      $ 82,951
Liabilities                                         (90,379)      (84,038)
                                                   --------      --------
     Net deferred income tax asset (liability)     $  4,822      $ (1,087)
                                                   ========      ========

At July 1, 2006, the Company had state net operating loss carry forwards of $64,197 and international net operating losses of $1,709. At July 1, 2006, a valuation allowance of $67,060 had been provided for the state net operating loss carry forwards and $667 had been provided for international net operating loss carry forwards as utilization of such carry forwards within the applicable statutory periods is uncertain. The state net operating loss carry forward expires through 2026, while the international net operating losses have no expiration. The valuation allowances for these net operating loss carryforwards are adjusted annually, as necessary. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.

Tax Rate Reductions in Israel

In July 2004, an amendment to the Income Tax Ordinance was enacted. One provision of this amendment is to gradually reduce the statutory corporate tax rate from 36% to 30% as follows: 35% for 2004, 34% for 2005, 32% for 2006 and 30% for 2007 and thereafter. A newly enacted law that became effective January 1, 2006 further reduces the statutory corporate tax rate as follows: 31% for 2006, 29% for 2007, 27% for 2008, 26% for 2009 and 25% for 2010 and thereafter.

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

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through 2014. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2007--$8,009; 2008--$6,389; 2009--$4,400;
2010--$3,516; 2011 and thereafter -- $11,789. Rent expense under all leases was $9,664, $8,394 and $6,766 for fiscal 2006, 2005 and 2004, respectively.

In August 2004, the Company reached a settlement with the United States Federal Trade Commission (FTC) and states' attorneys general offices regarding a now terminated agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another (the Direct Purchaser Action), filed on behalf of Company customers (i.e., retailers), and the other consisting of four class action suits (the Indirect Purchaser Action), filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. On April 24, 2006, the court in the Direct Purchaser Action issued an order and final judgment approving the settlement of this matter with respect to defendants Alpharma, Inc. and the Company. The Company agreed to pay $3,000 as part of the settlement of the Direct Purchaser Action. Separately, Alpharma, Inc. and the Company entered into a settlement agreement to resolve the Indirect Purchaser Action for a combination of cash and product donations. On July 25, 2006 the court issued an order preliminarily approving the settlement of the Indirect Purchaser Action. However, the settlement is subject to final court approval. The Company recorded a charge of $4,500 in the fourth quarter of fiscal 2005 as its best estimate of the combined expected cost of the settlements. While the Company believes the estimate of the charge is reasonable, the total amount of future payments related to these lawsuits cannot be assured and may be materially different than the recorded charge.

The Company is defending a few remaining individual lawsuits pending in various state and federal courts involving phenylpropanolamine (PPA), an ingredient used in the manufacture of certain OTC cough/cold and diet products. The Company discontinued using PPA in the U.S. in November 2000 at the request of the United States Food and Drug Administration (FDA). These cases allege that the plaintiff suffered injury, generally some type of stroke, from ingesting PPA-containing products. Many of these suits also name other manufacturers or retailers of PPA-containing products. These personal injury suits seek an unspecified amount of compensatory, exemplary and statutory damages. The Company maintains product liability insurance coverage for the claims asserted in these lawsuits. The Company believes that it has meritorious defenses to these lawsuits and intends to vigorously defend them. At this time, the Company cannot determine whether it will be named in additional PPA-related suits, the outcome of existing suits or the effect that PPA-related suits may have on its financial condition or operating results.

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

NOTE M - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             First           Second            Third           Fourth
Fiscal 2006                                               Quarter(1)       Quarter(2)        Quarter(3)      Quarter(4)
----------------------------------------                  ----------       ----------        ----------      ----------
Net sales                                                  $319,734         $359,697          $332,321        $355,069
Gross profit                                                 86,916          105,570            97,278         107,977
Net income                                                   12,911           25,366            20,861          12,262
Basic earnings per share                                       0.14             0.27              0.23            0.13
Diluted earnings per share                                     0.14             0.27              0.22            0.13
     Weighted average shares outstanding
          Basic                                              93,188           92,833            92,683          92,607
          Diluted                                            94,314           93,963            94,044          94,004

                                                             First           Second            Third           Fourth
Fiscal 2005                                                 Quarter        Quarter(5)        Quarter(6)      Quarter(7)
----------------------------------------                   --------        ----------        ----------      ----------
Net sales                                                  $227,719         $251,748          $220,093        $324,538
Gross profit                                                 64,713           67,056            62,961          65,659
Net income (loss)                                            17,578           15,838          (379,436)         (6,963)
Basic earnings (loss) per share                                0.25             0.22             (5.15)          (0.07)
Diluted earnings per share                                     0.24             0.22             (5.15)          (0.07)
     Weighted average shares outstanding
          Basic                                              70,948           71,206            73,660          93,480
          Diluted                                            73,043           73,285            73,660          93,480


(1) Includes pre-tax charges of $4,762 for write-off of step-up in value of inventory related to Agis acquisition, $2,750 for costs related to mesalamine rectal suspension product recall, and $3,300 for estimate of obsolescence expense for pseudoephedrine-related inventory.

(2) Includes a gain of $4,666 for the sale of the Company's non-controlling interest in Shandex, a Canadian distribution company, and $1,650 for estimate of obsolescence expense for pseudoephedrine-related inventory.

(3) Includes $2,100 due to the reduction of an accrual related to loratadine syrup product recall and $2,050 for estimate of obsolescence expense for pseudoephedrine-related inventory.

(4) Includes pre-tax charge of $8,846 for restructuring costs and $1,800 for estimate of obsolescence expense for pseudoephedrine-related inventory.

(5) Includes pre-tax charge of $8,300 for costs related to loratadine syrup product recall.

(6) Includes pre-tax charges of $388,600 for write-off of in-process research and development, $6,382 for restructuring costs and $4,625 for integration costs following the Agis acquisition.

(7) Includes the results of operations for Agis for the three months ended May 31, 2005. Includes pre-tax charges of $23,392 for write-off of step-up in value of inventory related to Agis acquisition, $4,500 for estimate of settlement agreements related to class action lawsuits, $3,200 for estimate of obsolescence expense for pseudoephedrine-related inventory, $2,391 for amortization of intangible assets acquired in the Agis acquisition and $2,000 for costs related to infants' drops product recall.

NOTE N - SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API along with an Other category. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products worldwide. The Rx Pharmaceuticals segment includes the development and sale of prescription drug products worldwide. The API segment includes the development and manufacturing of API products in Israel and Germany. API products are sold to customers worldwide. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. The unallocated portion of these expenses, the write-off of in-process research and development and integration costs related to the acquisition of Agis are reported as a reconciling item in the table below. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note A. Revenues generated outside the U.S. for fiscal 2006, 2005 and 2004 were $348,545, $168,082 and $109,605, respectively, primarily in Israel, the U.K. and Mexico. As of July 1, 2006 and June 25, 2005, the net book value of property and equipment located outside the U.S. was $135,144 and $145,613, respectively. Approximately $91,000 of property and equipment was located in Israel as of July 1, 2006. One customer accounted for 22% of net sales in fiscal 2006, 26% in fiscal 2005 and 28% in fiscal 2004. The API segment and Other category include fiscal 2006 charges of $1,747 and $2,697, respectively, for charges related to the write-off of the step-up of the value of inventory. The Rx Pharmaceuticals segment, API segment and Other category include fiscal 2005 charges of $5,546, $12,542 and $4,407, respectively, for charges related to the write-off of the step-up of the value of inventory.

                                 Consumer      Rx Pharma-                                     Unallocated
                                Healthcare     ceuticals          API            Other          expenses        Total
                               ------------   ------------    ------------    ------------    ------------   ------------
Fiscal 2006
   Net sales                   $   994,231    $   120,941     $   110,713     $   140,936               -    $ 1,366,821
   Operating income (loss)     $    78,844    $    16,575     $    25,939     $     3,517     $   (13,543)   $   111,332
   Operating income (loss) %           7.9%          13.7%           23.4%            2.5%              -            8.1%
   Total assets                $ 1,095,200    $   313,600     $   185,759     $   156,065               -    $ 1,750,624
   Capital expenditures        $    18,781    $     4,600     $    10,272     $     2,774               -    $    36,427
   Property and equip, net     $   215,075    $    20,367     $    57,893     $    26,023               -    $   319,358
   Depreciation/amortization   $    30,841    $     9,779     $     9,518     $     6,466               -    $    56,604

Fiscal 2005
   Net sales                   $   933,280    $    32,565     $    23,412     $    34,841               -    $ 1,024,098
   Operating income (loss)     $    86,570    $   (10,692)    $    (7,164)    $    (4,590)    $  (394,597)   $  (330,473)
   Operating income (loss) %           9.3%         (32.8)%         (30.6)%         (13.2)%             -          (32.3)%
   Total assets                $ 1,042,033    $   310,521     $   186,988     $   165,434               -    $ 1,704,976
   Capital expenditures        $    22,942    $       719     $     3,118     $        45               -    $    26,824
   Property and equip, net     $   227,573    $    13,424     $    57,590     $    25,214               -    $   323,801
   Depreciation/amortization   $    29,471    $     2,294     $     2,146     $       902               -    $    34,813

Fiscal 2004
   Net sales                   $   898,204              -               -               -               -    $   898,204
   Operating income (loss)     $   107,857    $    (4,961)              -               -               -    $   102,896
   Operating income (loss)%           12.0%             -               -               -               -           11.4%
   Total assets                $   759,094              -               -               -               -    $   759,094
   Capital expenditures        $    28,294              -               -               -               -    $    28,294
   Property and equip, net     $   227,641              -               -               -               -    $   227,641
   Depreciation/amortization   $    28,317            135               -               -               -    $    28,452

NOTE O - RESTRUCTURING CHARGES

On June 23, 2006, as a result an ongoing review of its Consumer Healthcare operating strategies, the Company's Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives. This action will result in the closure of two Michigan plants that primarily manufacture these products. In connection with this exit plan, it was determined that the carrying value of the land, buildings, machinery and certain inventory at these two plants was not recoverable. As a result, the Company incurred an impairment charge in the Company's Consumer Healthcare segment of $8,846 in the fourth quarter of fiscal 2006 to reflect the difference between carrying value and the fair value of the affected assets. Fair value was determined using the currently appraised market value. In addition, the Company expects to incur a charge of approximately $3,000 in the first of half of fiscal 2007 for employee related and plant shutdown costs. The plants are expected to be phased out and closed by the end of the calendar year.

In connection with the acquisition of Agis, the Company reviewed its Consumer Healthcare segment's operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The implementation of the plan began on March 24, 2005 and was completed in July 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232. Fair value was determined by the Company using discounted future cash flows. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded employee termination benefits of $3,150. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statements of income of fiscal 2005. The activity of the restructuring reserve is detailed in the following table:

                                                            Fiscal 2005 Restructuring
                                                               Employee Termination
                                                            -------------------------
Balance at March 26, 2005                                            $ 3,150
Payments                                                                (998)
                                                                     -------
Balance at June 25, 2005                                               2,152
Payments                                                              (2,047)
                                                                     -------
Balance at July 1, 2006                                              $   105
                                                                     -------

In connection with the Agis acquisition, the Company accrued $2,727 of restructuring costs that were included in the allocation of the purchase price. These restructuring costs consisted of employee termination benefits for 60 employees and certain lease termination costs. The Company accrued an additional amount of $1,206 for employee termination benefits in the first quarter of fiscal 2006 and made total payments to employees of $709 during fiscal 2006. The lease termination accrual was adjusted as a result of a final evaluation of the liability and will be paid out over the next eight years. Employee termination benefits are expected to be paid over the next six to nine months. The activity related to these restructuring costs is as follows:

                                               Fiscal 2005 Restructuring
                                      -----------------------------------------
                                      Employee Termination    Lease Termination
                                      --------------------    -----------------
Balance at March 26, 2005                    $1,135                 $1,592
Payments                                       (761)                     -
                                             ------                 ------
Balance at June 25, 2005                        374                  1,592
Additions                                     1,206                      -
Payments                                       (709)                     -
Adjustments                                       -                   (494)
                                             ------                 ------
Balance at July 1, 2006                      $  871                 $1,098
                                             ======                 ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of July 1, 2006, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. The Company's management had previously reported ineffectiveness in its disclosure controls and procedures. This ineffectiveness was remedied with the improvements at locations related to the Agis acquisition. These improvements included enhancements in the control environment, information systems infrastructure and financial statement closing process, coupled with the continued integration of the companies post acquisition.

(b) Management's Annual Report on Internal Control Over Financial Reporting

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

Management identified material weaknesses in internal control over financial reporting (ICFR) at the Company's Israel subsidiary. This location represents approximately 19% of consolidated fiscal 2006 revenue. These material weaknesses in ICFR are summarized as follows:

      - The non-integrated nature and inherent limitations in the legacy information systems do not provide an appropriate level of control. Specific weaknesses caused by these gaps include: inappropriate segregations of duties, a lack of automated processes, security issues and a significant reliance upon spreadsheets for financial reporting. Additionally, there are various less critical deficiencies related to IT general controls over these legacy systems.

      - Formal policies and procedures do not exist to support key control activities including approval guidelines over the initiation of transactions and contracts.

As disclosed in the 2005 Form 10-K, the Company believes implementing an enterprise resource planning (ERP) system is the appropriate action to remediate the majority of these weaknesses. A new system will streamline operations and incorporate the appropriate level of internal control. Management expects the new system to be operational in the second quarter of fiscal 2007.

The following is an update on the material weaknesses and related remediation efforts at locations acquired in the prior year Agis acquisition:

      - Key enhancements at the New York location included centralizing all significant information systems with the Company's Michigan operations and establishing policies and procedures to govern finance, human resources and information technology activities.

      - Various less critical internal control gaps related to the financial statement close process and information technology general controls were corrected at the Germany location.

      - Management considers the ICFR over the New York and Germany locations to be effective as of the end of fiscal 2006. These locations represent approximately 43% of the 2006 annual revenues from the original Agis entity.

      - Formal policies and procedures to reflect the tone of top management have been deployed at the Israel location. These include the Corporate Code of Conduct and Whistleblower process. Additional improvements are being phased in during the first two quarters of fiscal 2007.

      - Management hired a Chief Financial Officer and increased the number of qualified accountants at the Israel location. The Company intends to make more personnel additions to increase accounting knowledge and strengthen internal controls through the first two quarters of fiscal 2007.

      - Significant progress was made in aligning the Israel locations' information systems infrastructure and related controls with the Company's standards. Enhancements have improved systems security, managing change, physical security and managing operations and data. These standards will be applied to the IT components which support the pending ERP system in fiscal 2007.

      - The Israel location established a formal financial statement closing process. Notable improvements include increased documentation requirements over journal entries and account reconciliations, approval and review requirements, the addition of checklists and implementation of consolidation software.

      - The Israel ERP system implementation is underway with a planned completion date in the second quarter of fiscal 2007. The Company's internal control team and external consultants have been involved with the project to ensure the system includes the appropriate internal controls. Given the complexity of the implementation there is a high risk associated with the project timeline and any delay could adversely impact the Company's remediation efforts. Management will continue to closely monitor the situation to help ensure the appropriate level of diligence is completed prior to implementation of the new system.

The Company will continue to provide updates on the remediation plan in its quarterly reports on Form 10-Q and in its annual report on Form 10-K.

In connection with the evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's ICFR pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended July 1, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the Company's ICFR, other than the introduction of the formal financial statement close process at the Israel location as described above.

Item 9B. Other Information.

Not applicable.

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

(a)   Directors of the Company.
      This information is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting under the heading "Election of Directors".

(b)   Executive Officers of the Company.
      See Part I, Additional Item of this Form 10-K.

(c)   Audit Committee Financial Expert.
      This information is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting under the heading "Board and Committee Membership".

(d)   Identification and Composition of the Audit Committee.
      This information is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting under the heading "Board and Committee Membership".

(e)   Compliance with Section 16(a) of the Exchange Act.
      This information is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance".

(f)   Code of Ethics.
      This information is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting under the heading "Corporate Governance".

Item 11. Executive Compensation.

This information is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting under the headings "Executive Compensation" and "Director Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting under the heading "Ownership of Perrigo Common Stock". Information concerning equity compensation plans is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting under the heading "Equity Compensation Plan Information".

Item 13. Certain Relationships and Related Transactions.

This information is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting under the heading "Certain Transactions".

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting under the heading "Independent Accountants".

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

      3(b) Restated Bylaws of Registrant, as amended through March 1, 2005, incorporated by reference from the Registrant's Form 8-K filed on March 3, 2005.

      4(a) Registration Rights Agreement, dated as of November 14, 2004, between Registrant and Moshe Arkin, incorporated by reference from Appendix H to the Registrant's Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed on February 11, 2005.

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

     10(aa)*Amendment to Nominating Agreement, dated as of July 12, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from the Registrant's Form 8-K filed on July 18, 2005.

     10(bb)*Employment Agreement dated as of July 21, 2005 by and between Perrigo Company and Douglas R. Schrank, incorporated by reference from the Registrant's Form 8-K filed on July 22, 2005.

     10(cc)*Amendment No. 2 to Nominating Agreement, dated as of September 10,
            2005, between Perrigo Company and Moshe Arkin, incorporated by reference from the Registrant's Form 8-K filed on September 14, 2005.

     10(dd) First Amendment to Credit Agreement, dated as of September 30,
            2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant's Form 10-Q filed on October 27, 2005.

     10(ee) Foreign Subsidiary Borrower Agreement, dated as of September 26,
            2005, among Chemagis (Germany) GmbH, Perrigo Company and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant's Form 10-Q filed on October 27, 2005.

     10(ff)*Amendment to the 2003 Long-Term Incentive Plan, effective as of October 28, 2005, incorporated by reference from the Registrant's Form 8-K filed on November 3, 2005.

     10(gg)*Letter Agreement by and between Perrigo Company and Ran Gottfried, dated February 15, 2006 and effective February 16, 2006, incorporated by reference from the Registrant's Form 8-K filed on February 22, 2006.

     10(hh)*Perrigo Company Non-qualified Deferred Compensation Plan, incorporated by reference from the Registrant's Form 8-K filed on March 29, 2006.

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 PERRIGO COMPANY
                                 (in thousands)

                                 Balance at   Net Bad                                      Balance
                                 Beginning      Debt                                       at End of
Description                      of Period    Expenses   Deductions(1)          Other(2)   Period
-------------------------------  ----------   --------   -------------          --------   ---------
Year Ended June 26, 2004:
Allowances deducted from
   asset accounts:
      Allowances for
         uncollectible accounts  $   10,242   $ (1,228)  $         718                 -   $   8,296

Year Ended June 25, 2005:
Allowances deducted from
   asset accounts:
      Allowances for
         uncollectible accounts  $    8,296   $    621   $         379          $  1,832   $  10,370

Year Ended July 1, 2006:
Allowances deducted from
   asset accounts:

      Allowances for
         uncollectible accounts  $   10,370   $  2,334   $       1,526                 -   $  11,178

(1)   Uncollectible accounts charged off, net of recoveries.

(2)   Consists of allowances assumed in the acquisition of Agis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal ended July 1, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 14th of August 2006.

                                 PERRIGO COMPANY

                                 By: /s/ David T. Gibbons
                                     ------------------------------------------
                                     David T. Gibbons
                                     Chairman of the Board, President and Chief
                                     Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints David T. Gibbons, Judy
L. Brown and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended July 1, 2006 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended July 1, 2006 has been signed by the following persons in the capacities indicated on August 14, 2006.

           Signature                                                    Title
------------------------------------        ------------------------------------------------
/s/ David T. Gibbons                        Chairman of the Board, President, and Chief
------------------------------------         Executive Officer
David T. Gibbons                            (Principal Executive Officer and Director)

/s/ Judy L. Brown                           Executive Vice President and Chief Financial Officer
------------------------------------          (Principal Accounting and Financial Officer)
Judy L. Brown

/s/ Moshe Arkin                             Vice Chairman and Director
------------------------------------
Moshe Arkin

/s/ Laurie Brlas                            Director
------------------------------------
Laurie Brlas

/s/ Gary M. Cohen                           Director
------------------------------------
Gary M. Cohen

/s/ Larry D. Fredricks                      Director
------------------------------------
Larry D. Fredricks

/s/ Ran Gottfried                           Director
------------------------------------
Ran Gottfried

/s/ Michael J. Jandernoa                    Director
------------------------------------
Michael J. Jandernoa

/s/ Gary K. Kunkle, Jr.                     Director
------------------------------------
Gary K. Kunkle, Jr.

/s/ Herman Morris, Jr.                      Director
------------------------------------
Herman Morris, Jr.

                                  EXHIBIT INDEX

Exhibit                 Document
-------      --------------------------------
21           Subsidiaries of the Registrant.

23           Consent of BDO Seidman, LLP.

31           Rule 13a-14(a) Certifications.

32           Section 1350 Certifications.