Form 10-Q
period 2006-09-30
PERRIGO CO
filed 2006-11-09
CIK 820096

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

As of October 27, 2006 the registrant had 92,627,810 outstanding shares of common stock.

================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS                         1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
ended September 30, 2006 and September 24, 2005                              2

Condensed consolidated balance sheets -- September 30, 2006,
July 1, 2006 and September 24, 2005                                          3

Condensed consolidated statements of cash flows -- For the quarters
ended September 30, 2006 and September 24, 2005                              4

Notes to condensed consolidated financial statements                         5

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       13

Item 3. Quantitative and Qualitative Disclosures About Market Risks         21

Item 4. Controls and Procedures                                             22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   23

Item 1A. Risk Factors                                                       23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         23

Item 6. Exhibits                                                            24

SIGNATURES                                                                  25

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company's expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or the negative of those terms or other comparable terminology. Please see Item 1A of the Company's Form 10-K for the year ended July 1, 2006 for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company's control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                         First Quarter
                                      -------------------
                                        2007       2006
                                      --------   --------
Net sales                             $340,215   $319,734
Cost of sales                          245,598    232,818
                                      --------   --------
Gross profit                            94,617     86,916
                                      --------   --------
Operating expenses
   Distribution                          7,384      7,150
   Research and development             13,047     12,649
   Selling and administration           48,474     46,388
                                      --------   --------
      Total                             68,905     66,187

Operating income                        25,712     20,729
Interest, net                            4,586      4,026
Other income, net                          (61)    (1,246)
                                      --------   --------
Income before income taxes              21,187     17,949
Income tax expense                       4,305      5,038
                                      --------   --------
Net income                            $ 16,882   $ 12,911
                                      ========   ========

Earnings per share
   Basic                              $   0.18   $   0.14
   Diluted                            $   0.18   $   0.14

Weighted average shares outstanding
   Basic                                92,168     93,188
   Diluted                              93,521     94,314

Dividends declared per share          $  0.043   $  0.040

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  September 30,     July 1,    September 24,
                                                                       2006          2006           2005
                                                                  -------------   ----------   -------------
                                                                   (unaudited)                  (unaudited)
Assets
Current assets
   Cash and cash equivalents                                        $   33,027    $   19,018    $   25,118
   Investment securities                                                27,922        26,733        15,823
   Accounts receivable                                                 230,239       240,130       212,433
   Inventories                                                         326,538       302,941       269,695
   Current deferred income taxes                                        52,215        52,058        49,870
   Prepaid expenses and other current assets                            21,068        16,298        39,270
                                                                    ----------    ----------    ----------
      Total current assets                                             691,009       657,178       612,209

Property and equipment                                                 617,813       606,907       594,464
   Less accumulated depreciation                                       298,260       287,549       275,758
                                                                    ----------    ----------    ----------
                                                                       319,553       319,358       318,706
Restricted cash                                                        400,000       400,000       400,000
Goodwill                                                               183,205       152,183       144,362
Other intangible assets                                                134,078       132,426       144,315
Non-current deferred income taxes                                       43,380        43,143        26,828
Other non-current assets                                                44,449        46,336        44,617
                                                                    ----------    ----------    ----------
                                                                    $1,815,674    $1,750,624    $1,691,037
                                                                    ==========    ==========    ==========
Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                 $  172,680    $  179,740    $  142,361
   Notes payable                                                         5,740        20,081        19,303
   Payroll and related taxes                                            41,458        54,153        37,788
   Accrued customer programs                                            45,084        49,534        40,129
   Accrued liabilities                                                  41,164        45,335        56,821
   Accrued income taxes                                                 17,501        14,132        25,903
   Current deferred income taxes                                         9,837         8,456        10,980
                                                                    ----------    ----------    ----------
      Total current liabilities                                        333,464       371,431       333,285

Non-current liabilities
   Long-term debt                                                      678,272       621,717       670,814
   Non-current deferred income taxes                                   105,427        81,923        56,586
   Other non-current liabilities                                        36,922        34,809        37,715
                                                                    ----------    ----------    ----------
      Total non-current liabilities                                    820,621       738,449       765,115

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized             --            --            --
   Common stock, without par value, 200,000 shares authorized          510,132       516,098       523,093
   Accumulated other comprehensive income (loss)                        17,461         3,593        (4,402)
   Retained earnings                                                   133,996       121,053        73,946
                                                                    ----------    ----------    ----------
      Total shareholders' equity                                       661,589       640,744       592,637
                                                                    ----------    ----------    ----------
                                                                    $1,815,674    $1,750,624    $1,691,037
                                                                    ==========    ==========    ==========
Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                  $   12,195    $   11,178    $   10,207
   Allowance for inventory                                          $   40,992    $   42,509    $   37,164
   Working capital                                                  $  357,545    $  285,747    $  278,924
   Preferred stock, shares issued                                           --            --            --
   Common stock, shares issued                                          92,556        92,922        93,561

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                       First Quarter
                                                    -------------------
                                                      2007       2006
                                                    --------   --------
Cash Flows From (For) Operating Activities
   Net income                                       $ 16,882   $ 12,911
   Adjustments to derive cash flows
      Depreciation and amortization                   13,502     14,296
      Share-based compensation                         2,434      2,403
      Deferred income taxes                           (1,157)    (1,072)
                                                    --------   --------
   Sub-total                                          31,661     28,538
                                                    --------   --------
Changes in operating assets and liabilities
      Accounts receivable                              8,550     (1,559)
      Inventories                                    (25,211)     3,776
      Accounts payable                                (5,785)      (723)
      Payroll and related taxes                      (12,423)    (4,631)
      Accrued customer programs                       (4,450)    (1,537)
      Accrued liabilities                             (4,203)    (2,938)
      Accrued income taxes                             3,474      2,757
      Other                                            1,983     (5,961)
                                                    --------   --------
   Sub-total                                         (38,065)   (10,816)
                                                    --------   --------
         Net cash from (for) operating activities     (6,404)    17,722
                                                    --------   --------
Cash Flows (For) From Investing Activities
   Purchase of securities                            (52,340)   (19,438)
   Proceeds from sales of securities                  51,074     21,372
   Additions to property and equipment                (8,113)    (8,228)
                                                    --------   --------
         Net cash for investing activities            (9,379)    (6,294)
                                                    --------   --------
Cash (For) From Financing Activities
   Repayments of short-term debt, net                (14,331)    (6,104)
   Borrowings of long-term debt                       55,000     15,000
   Tax (expense) benefit of stock transactions           616       (500)
   Issuance of common stock                            2,222      2,000
   Repurchase of common stock                        (11,238)    (8,558)
   Cash dividends                                     (3,939)    (3,741)
                                                    --------   --------
         Net cash (for) from financing activities     28,330     (1,903)
                                                    --------   --------
         Net increase in cash and cash equivalents    12,547      9,525
Cash and cash equivalents, at beginning of period     19,018     16,707
Effect of exchange rate changes on cash                1,462     (1,114)
                                                    --------   --------
Cash and cash equivalents, at end of period         $ 33,027   $ 25,118
                                                    ========   ========
Supplemental Disclosures of Cash Flow Information
   Cash paid/received during the period for:
      Interest paid                                 $  8,309   $  9,210
      Interest received                             $  4,700   $  5,641
      Income taxes paid                             $  1,797   $  2,928
      Income taxes refunded                         $     --   $  4,866

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                    (in thousands, except per share amounts)

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

Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended July 1, 2006.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109, "Accounting for Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for the Company's fiscal year ending June 27, 2009. The Company has not yet determined if the adoption of this statement will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)". SFAS 158 requires companies to recognize a net liability or asset and an offsetting net of tax adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company's fiscal year ending June 30, 2007. Based on preliminary evaluations of SFAS 158, the Company does not expect the adoption of this requirement of the statement to have a material impact on its results of operations or financial position. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending June 27, 2009. Since the Company's measurement date currently aligns with its year-end balance sheet date, this requirement will have no impact on the Company's results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 becomes effective during the Company's 2007 fiscal year. The Company does not expect that the adoption of SAB 108 will have a material impact on its results of operations or financial position.

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                       First Quarter
                                                     -----------------
                                                       2007      2006
                                                     -------   -------
Numerator:
Net income used for both basic and diluted EPS       $16,882   $12,911
                                                     =======   =======
Denominator:
Weighted average shares outstanding for basic EPS     92,168    93,188
Dilutive effect of share-based awards                  1,353     1,126
                                                     -------   -------
Weighed average shares outstanding for diluted EPS    93,521    94,314
                                                     =======   =======

Share-based awards outstanding that are anti-dilutive were 2,787 and 3,852 for the first quarter of fiscal 2007 and 2006, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                  September 30,    July 1,   September 24,
                      2006          2006         2005
                  -------------   --------   -------------
Finished goods       $163,793     $148,603      $133,347
Work in process        77,220       70,974        60,708
Raw materials          85,525       83,364        75,640
                     --------     --------      --------
                     $326,538     $302,941      $269,695
                     ========     ========      ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $40,992 at September 30, 2006, $42,509 at July 1, 2006 and $37,164 at September 24, 2005. The Company recorded additional charges of $1,250 in the first quarter of fiscal 2007 for estimated obsolete pseudoephedrine inventory on hand.

NOTE D - GOODWILL

There were no acquisitions, dispositions or impairments of goodwill during the first quarter of fiscal 2007. Changes in the carrying amount of goodwill, by reportable segment, are as follows:

                                    Consumer    Rx Pharma-
                                   Healthcare    ceuticals     API       Total
                                   ----------   ----------   -------   --------
Balance as of July 1, 2006           $44,452      $61,406    $46,325   $152,183
Goodwill adjustment                       --       14,877     11,223     26,100
Currency translation adjustment        1,048        2,226      1,648      4,922
                                     -------      -------    -------   --------
Balance as of September 30, 2006     $45,500      $78,509    $59,196   $183,205
                                     =======      =======    =======   ========

During the first quarter of fiscal 2007, the Company recorded an adjustment to goodwill for the Rx Pharmaceuticals and API segments. This adjustment was to record a deferred tax liability for income and withholding taxes related to pre-acquisition earnings in an approved enterprise zone in Israel. In accordance with Emerging Issues Task Force 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination" (EITF 93-7), the Company treated this item as an uncertain tax position at the time of the acquisition. Until the first quarter of fiscal 2007, the Company was unable to reasonably estimate the liability that was required. Certain factors still remain that could change the ultimate liability and result in subsequent changes in goodwill, however the adjustment recorded was the Company's best estimate of the liability at September 30, 2006. Provision has not been made for U.S. or additional foreign taxes on undistributed post-acquisition earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

NOTE E - INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following:

                                              September 30, 2006           July 1, 2006
                                           -----------------------   -----------------------
                                                       Accumulated               Accumulated
                                             Gross    Amortization     Gross    Amortization
                                           --------   ------------   --------   ------------
Developed product technology/formulation   $121,629      $12,801     $117,615      $10,656
Distribution and license  agreements         19,275        4,260       18,755        3,765
Customer relationships                        4,900        3,028        4,900        2,698
Trademarks                                    9,721        1,358        9,503        1,228
                                           --------      -------     --------      -------
   Total                                   $155,525      $21,447     $150,773      $18,347
                                           ========      =======     ========      =======

The Company recorded a charge for amortization expense of $3,100 and $3,635 for the first quarter of fiscal 2007 and 2006, respectively, for intangible assets subject to amortization.

The estimated amortization expense for each of the following five years is as follows:

Fiscal Year    Amount
-----------   -------
  2007(1)     $ 8,475
  2008         10,700
  2009         11,200
  2010          9,300
  2011          9,300

(1)  Reflects remaining nine months of fiscal 2007.

NOTE F - OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

                                               September 30,    July 1,   September 24,
                                                    2006         2006          2005
                                               -------------   --------   -------------
Short-term debt:
   Swingline loan                                 $  5,740     $ 19,195      $  4,135
   Bank loan - Germany subsidiary                       --           --         8,651
   Bank loan - U.K. subsidiary                          --           --         2,161
   Bank loans - Mexico subsidiary                       --          886         4,356
                                                  --------     --------      --------
      Total                                          5,740       20,081        19,303
                                                  --------     --------      --------

Long-term debt:
   Revolving line of credit                        135,000       80,000       130,000
   Term loan                                       100,000      100,000       100,000
   Letter of undertaking - Israel subsidiary       400,000      400,000       400,000
   Debenture - Israel subsidiary                    43,272       41,717        40,814
                                                  --------     --------      --------
      Total                                        678,272      621,717       670,814
                                                  --------     --------      --------
      Total debt                                  $684,012     $641,798      $690,117
                                                  ========     ========      ========

The terms of the loan related to the letter of undertaking indicated above require that the Company maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is included in the balance sheet as a non-current asset.

On October 30, 2006, the Company entered into a Second Amendment to its Credit Agreement, dated as of March 16, 2005. Under the Second Amendment, the Applicable Margin for Eurocurrency Loans and the facility fees were reduced. The maturity date of the credit facility was extended from March 16, 2010 to October 30, 2011 and the aggregate amount of revolving commitment may be increased to $450,000, subject to certain conditions. Previously, the aggregate amount of revolving commitment was $325,000.

NOTE G - SHAREHOLDERS' EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased is retired upon purchase. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The Company repurchased 710 shares of its common stock for $11,238 and 606 shares for $8,558 during the first quarter of fiscal 2007 and 2006, respectively. Private party transactions accounted for 13 shares in the first quarter of fiscal 2007 and 110 shares in the first quarter of fiscal 2006.

NOTE H - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                                  First Quarter
                                                                -----------------
                                                                  2007      2006
                                                                -------   -------
Net income                                                      $16,882   $12,911
Other comprehensive income:
   Change in fair value of derivative instruments, net of tax    (1,786)    2,029
   Foreign currency translation adjustments                      16,297    (5,074)
   Change in fair value of investment securities, net of tax       (643)      330
                                                                -------   -------
Comprehensive income                                            $30,750   $10,196
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

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $460, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of September 30, 2006.

NOTE J - SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API as well as an Other category. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses related to one-time acquisition integration costs and certain corporate services that are not allocated to the segments. The first quarter of fiscal 2006 included charges of $318, $1,747 and $2,697 for the Consumer Healthcare segment, API segment and Other category, respectively, for the write-off of the step-up in the value of inventory resulting from the Agis acquisition. The write-off of the inventory step-up value was completed in the first quarter of fiscal 2006.

                                  Consumer    Rx Pharma-                       Unallocated
                                 Healthcare    ceuticals     API      Other      expenses      Total
                                 ----------   ----------   -------   -------   -----------   --------
First Quarter 2007
   Net sales                      $241,809      $31,425    $29,779   $37,202          --     $340,215
   Operating income (loss)        $ 17,100      $ 5,787    $ 4,658   $ 2,664     $(4,497)    $ 25,712
   Amortization of intangibles    $    847      $ 1,584    $   429   $   240          --     $  3,100

First Quarter 2006
   Net sales                      $227,100      $29,094    $26,791   $36,749          --     $319,734
   Operating income (loss)        $ 13,327      $ 3,836    $ 6,586   $  (864)    $(2,156)    $ 20,729
   Amortization of intangibles    $  1,382      $ 1,584    $   429   $   240          --     $  3,635

NOTE K - RESTRUCTURING

In the fourth quarter of fiscal 2006, as a result an ongoing review of its Consumer Healthcare operating strategies, the Company's Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives. This action would have resulted in the closure of two Michigan plants that primarily manufacture these products. Subsequent to September 30, 2006, the

Company entered into an agreement to sell one of the Michigan plants intended to be shutdown. The Company expects to record a one-time gain of approximately $2,000 in the second quarter of fiscal 2007 as a result of the sale of the plant. The remaining plant is expected to be phased out and closed by the end of the calendar year. The Company expects to incur a charge of approximately $2,000 in fiscal 2007 for employee-related and plant shutdown costs. As of September 30, 2006, the Company had not incurred any of the expected charges related to this restructuring.

In connection with the Agis acquisition, the Company reviewed its Consumer Healthcare operating strategies. As a result, the Company approved a restructuring plan and recorded a charge to the Company's Consumer Healthcare segment. The implementation of the plan began on March 24, 2005 and was completed in its entirety by July 2006. Certain assets were written down to their fair value resulting in an impairment charge of $3,232 in the fourth quarter of fiscal 2005. In addition, the Company terminated 22 employees performing in certain executive and administrative roles. Accordingly, the Company recorded a charge for employee termination benefits of $3,150 in the fourth quarter of fiscal 2005. The activity of the restructuring reserve is as follows:

                                Fiscal 2005 Restructuring
                                   Employee Termination
                                -------------------------
Balance at July 1, 2006                $ 105
Payments                                (105)
                                       -----
Balance at September 30, 2006          $  --
                                       =====

In connection with the Agis acquisition, the Company accrued $2,727 of restructuring costs, consisting of employee termination benefits for 60 employees and certain lease termination costs. The Company accrued an additional amount of $1,206 for employee termination benefits in the first quarter of fiscal 2006. For accounting purposes, these restructuring costs were included in the allocation of the total purchase price. The remaining employee termination benefits are expected to be paid over the next three to six months. The activity related to these restructuring costs is as follows:

                                        Fiscal 2005 Restructuring
                                ----------------------------------------
                                Employee Termination   Lease Termination
                                --------------------   -----------------
Balance at July 1, 2006                $ 871                $1,098
Payments                                (323)                  (32)
                                       -----                ------
Balance at September 30, 2006          $ 548                $1,066
                                       =====                ======

NOTE L - SUBSEQUENT EVENT

On November 9, 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500 mg caplets containing raw material purchased from a third party supplier. The Company's quality control systems noted trace amounts of metal particulate in a very small number of these caplet products. The probability of health risk is remote and there have been no reports of injury or illness related to this incident. The total cost of the recall for sales returns, handling of on-hand inventories and disposal is estimated to be approximately $2,900. The Company determined that $1,026 of the total cost of the recall related to the first quarter of fiscal 2007. The remainder of the charge will be recorded in the second quarter of fiscal 2007.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FIRST QUARTER FISCAL YEARS 2007 AND 2006
                    (in thousands, except per share amounts)

OVERVIEW

Segments - The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API as well as an Other category. Segment information for prior periods has been restated to conform to the current year presentation. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products worldwide. The Rx Pharmaceuticals segment supports the development and sale of prescription drug products. The API segment supports the development and manufacturing of API products in Israel and Germany, with sales to customers worldwide. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments.

Seasonality - The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first quarter of fiscal 2007 are not necessarily indicative of the results that may be expected for a full year.

Current Year Results - Net sales for the first quarter of fiscal 2007 were $340,215, an increase of 6% over fiscal 2006. The increase spanned all of the Company's segments and included new product sales of approximately $11,000. Gross profit was $94,617, an increase of 9% over fiscal 2006, generally in line with the volume increase in net sales. The gross profit percentage in the first quarter of fiscal 2007 was 27.8% up from 27.2% last year. Operating expenses were $68,905, an increase of 4% over fiscal 2006, but as a percent of net sales were slightly lower than in fiscal 2006. Net income was $16,882, an increase of 31% over fiscal 2006. However, the first quarter of fiscal 2006 was unfavorably impacted by the write-off of the step up in inventory related to the Agis acquisition. Further details for each reportable segment are included in the following Results of Operations.

Product Recall (Subsequent Event) - On November 9, 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500 mg caplets containing raw material purchased from a third party supplier. The Company's quality control systems noted trace amounts of metal particulate in a very small number of these caplet products. The probability of health risk is remote and there have been no reports of injury or illness related to this incident. The total cost of the recall for sales returns, handling of on-hand inventories and disposal is estimated to be approximately $2,900. The Company determined that $1,026 of the total cost of the recall related to the first quarter of fiscal 2007. The remainder of the charge will be recorded in the second quarter of fiscal 2007. This product recall related to the Consumer Healthcare segment.

RESULTS OF OPERATIONS

CONSUMER HEALTHCARE

                          First Quarter
                       -------------------
                         2007       2006
                       --------   --------
Net sales              $241,809   $227,100

Gross profit           $ 56,201   $ 52,644
Gross profit %             23.2%      23.2%

Operating expenses     $ 39,101   $ 39,317
Operating expenses %       16.2%      17.3%

Operating income       $ 17,100   $ 13,327
Operating income %          7.1%       5.9%

Net Sales

First quarter net sales for fiscal 2007 increased 6% or $14,709 compared to fiscal 2006. The increase was comprised primarily of $9,100 of domestic sales and $5,000 of international sales. The domestic increase resulted from $7,300 of new product sales in the smoking cessation, antacid and nutrition categories along with an $8,000 increase from higher unit sales of existing products in the smoking cessation, cough/cold, and analgesics categories. These combined domestic increases were partially offset by sales declines from the combination of pseudoephedrine and phenylephrine-containing products that were $6,200 lower in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in the first quarter of fiscal 2007 were approximately $19,000 lower than the first quarter of fiscal 2006. Sales of pseudoephedrine products are expected to be $30,000 to $35,000 for fiscal 2007, excluding expected sales of pseudoephedrine replacement products. The Company carefully monitors its inventory levels and expected sales for these products, and, consequently, recorded a charge of approximately $1,250 in the first quarter of fiscal 2007 for estimated obsolete inventory on hand.

Gross Profit

First quarter gross profit for fiscal 2007 increased 7% or $3,557 compared to fiscal 2006 primarily due to increases in sales volume in both the domestic and international operations. The increase resulted from higher gross margins attributed to new products and improved gross margins in the international operations partially offset by an unfavorable mix of products sold, higher inventory obsolescence costs in the domestic operations and costs related to a product recall.

Operating Expenses

First quarter operating expenses for fiscal 2007 were essentially flat compared to fiscal 2006.

RX PHARMACEUTICALS

                         First Quarter
                       -----------------
                         2007      2006
                       -------   -------
Net sales              $31,425   $29,094

Gross profit           $13,787   $11,625
Gross profit %            43.9%     40.0%

Operating expenses     $ 8,000   $ 7,789
Operating expenses %      25.5%     26.8%

Operating income       $ 5,787   $ 3,836
Operating income %        18.4%     13.2%

Net Sales

First quarter net sales for fiscal 2007 increased 8% or $2,331 compared to fiscal 2006. This increase was primarily due to new product sales of $3,700 and higher non-product revenues of approximately $4,000. These increases were partially offset by pricing pressure on current products sold under Abbreviated New Drug Applications (ANDA) and an adjustment for customer-related programs, such as rebates, of approximately $3,300. Fiscal 2006 was unfavorably impacted by a product recall, described below, that decreased sales $1,350.

Gross Profit

First quarter gross profit for fiscal 2007 increased 19% or $2,162 compared to fiscal 2006. The increase was primarily due to non-product revenues, new product sales and the absence of the mesalamine product recall. The increase was partially offset by pricing pressure on current ANDA products and an adjustment for customer-related programs.

In the first quarter of fiscal 2006, the Company initiated a voluntary retail-level recall of all affected lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap. The recall was not safety related and there have been no reports of injury or illness related to the leakage of this product. The costs to write off the value of the Company's on-hand inventories and the costs of return and disposal, estimated to be $2,750, were recorded in the first quarter of fiscal 2006. No further expense is expected to be incurred related to this recall.

Operating Expenses

First quarter operating expenses for fiscal 2007 increased 3% or $211 during fiscal 2007 compared to fiscal 2006. Research and development spending in this segment was $4,312 for fiscal 2007 and $4,849 for fiscal 2006.

API

                         First Quarter
                       -----------------
                         2007      2006
                       -------   -------
Net sales              $29,779   $26,791

Gross profit           $11,879   $12,004
Gross profit %            39.9%     44.8%

Operating expenses     $ 7,221   $ 5,418
Operating expenses %      24.2%     20.2%

Operating income       $ 4,658   $ 6,586
Operating income %        15.6%     24.6%

Net Sales

First quarter net sales for fiscal 2007 increased 11% or $2,988 compared to fiscal 2006. The increase was primarily due to changes in the sales mix of both products and customers, including strong sales of finished dosage forms in Europe and the introduction of existing products into new geographic markets. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material. The current trend of increased sales may not continue due to this dependency.

Gross Profit

First quarter gross profit for fiscal 2007 decreased 1% or $125 compared to fiscal 2006, primarily due to the changes in the sales mix of products and customers as well as fixed overhead costs spread over lower production levels. Fiscal 2006 included a charge of $1,747 for the write-off of the step-up in the value of inventory resulting from the Agis acquisition.

Operating Expenses

First quarter operating expenses for fiscal 2007 increased 33% or $1,803 compared to fiscal 2006. The increase was primarily due to higher sales commissions and research and development costs. Research and development spending in this segment was $2,389 for fiscal 2007 and $1,584 for fiscal 2006.

OTHER

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

                              First Quarter
                            -----------------
                              2007      2006
                            -------   -------
Net sales                   $37,202   $36,749

Gross profit                $12,750   $10,643
Gross profit %                 34.3%     29.0%

Operating expenses          $10,086   $11,507
Operating expenses %           27.1%     31.3%

Operating income (loss)     $ 2,664   $  (864)
Operating income (loss) %       7.2%     (2.4)%

First quarter net sales for fiscal 2007 increased 1% or $453 compared to fiscal 2006. First quarter gross profit for fiscal 2007 increased 20% or $2,107 compared to fiscal 2006. The first quarter gross profit for fiscal 2006 included a charge of $2,697 for the write-off of the step-up in the value of inventory resulting from the Agis acquisition. First quarter operating expenses for fiscal 2007 decreased 12% or $1,421 compared to fiscal 2006 primarily due to lower sales commissions and administration expenses.

UNALLOCATED EXPENSES

Unallocated expenses for the first quarter were $4,497 for fiscal 2007 and $2,156 for fiscal 2006. These expenses were comprised of certain corporate services that were not allocated to the segments. The increase in fiscal 2007 was primarily due to wages and benefits.

INTEREST AND OTHER (CONSOLIDATED)

Interest expense for the first quarter was $9,340 for fiscal 2007 and $9,504 for fiscal 2006. Interest income for the first quarter was $4,754 for fiscal 2007 and $5,478 for fiscal 2006.

INCOME TAXES (CONSOLIDATED)

The effective tax rate for the first quarter was 20.3% for fiscal 2007 and 28.1% for fiscal 2006. The relative composition of U.S. and Foreign income has changed considerably for the Company. This change is expected to result in a lower effective tax rate than the Company has historically experienced. The tax rate will fluctuate from quarter to quarter depending on the composition of income before tax. Sixty-eight percent of income before tax in the first quarter of fiscal 2007 was contributed by foreign entities, generally Israeli, with a tax rate lower than the U.S. statutory rate. The effective tax rate for succeeding quarters is expected to be higher as the Company's U.S. income is likely to represent a higher percentage of the total income than in the first quarter. The estimated annualized effective tax rate for fiscal 2007 is between 30% and 32%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities increased $20,008 to $60,949 at September 30, 2006 from $40,941 at September 24, 2005. Working capital, including cash, increased $78,621 to $357,545 at September 30, 2006 from $278,924 at September 24, 2005. The increase in working capital was due primarily to higher seasonal accounts receivable and the build-up of new product and reformulation inventory. The Company's working capital balance is expected to return to more normalized levels throughout the rest of fiscal 2007.

Cash used for operating activities increased by $24,126 to $6,404 for fiscal 2007 compared to cash provided from operating activities of $17,722 for fiscal 2006. The increase in cash used for operations was primarily related to the strategic building of inventories and an increase in employee bonuses paid as a result of fiscal 2006 operating results. Inventory levels tend to be higher in the first quarter as the Company's operations focus on preparing to meet customer requirements during peak demand of the cough/cold/flu season. In addition, the Company's new product development process has added to the inventory pipeline at September 30, 2006 in preparation for upcoming product launches.

Cash used for investing activities increased $3,085 to $9,379 for fiscal 2007 compared to $6,294 for fiscal 2006. Capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are anticipated to be $40,000 to $50,000 for fiscal 2007.

Cash from financing activities increased $30,233 to $28,330 for fiscal 2007 compared to cash used for financing activities of $1,903 for fiscal 2006. The increase was primarily due to borrowings of long-term debt to fund the Company's working capital requirements.

The Company repurchased 710 shares of its common stock for $11,238 and 606 shares for $8,558 during the first quarter of fiscal 2007 and 2006, respectively. Private party transactions accounted for 13 shares in the first quarter of fiscal 2007 and 110 shares in the first quarter of fiscal 2006.

The Company paid quarterly dividends in the first quarter of $3,939 and $3,741, or $0.043 and $0.040 per share, for fiscal 2007 and 2006, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

GUARANTIES AND CONTRACTUAL OBLIGATIONS

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $460, not to exceed 50% of the joint venture's debt that is not recorded on the Company's condensed consolidated balance sheet as of September 30, 2006.

During the first quarter of fiscal 2007, no material change in contractual obligations occurred.

CRITICAL ACCOUNTING POLICIES

Determination of certain amounts in the Company's financial statements requires the use of estimates. These estimates are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. The accounting policies, discussed below, are considered by management to require the most judgment and are critical in the preparation of the financial statements. These policies are reviewed by the Audit Committee. Other significant accounting policies are included in Note A of the notes to the consolidated financial statements in the Company's annual report on Form 10-K for the fiscal year ended July 1, 2006.

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

A chargeback relates to an agreement the Company has with a wholesaler, a pharmaceutical buying group or a retail customer that will ultimately purchase product from a wholesaler for a contracted price that is different than the Company's price to the wholesaler. The wholesaler will issue an invoice to the Company for the difference in the contract prices. The accrual for chargebacks is based on historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by wholesalers to retailers.

Rebates are payments issued to the customer when certain criteria are met such as specific levels of product purchases, introduction of new products or other objectives. The accrual for rebates is based on contractual agreements and estimated purchasing levels by customers with such programs. Medicaid rebates are payments made to states for pharmaceutical products covered by the program. The accrual for Medicaid rebates is based on historical trends of rebates paid and current period sales activity.

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

Changes in these estimates and assumptions related to customer programs may result in additional accruals. The following table summarizes the activity for the balance sheet for accounts receivable allowances and customer program accruals:

                                 First      Fiscal      First
                                Quarter      Year      Quarter
                                 2007        2006       2006
                               --------   ---------   --------
CUSTOMER RELATED ACCRUALS
Balance, beginning of period   $ 54,456   $  48,378   $ 48,378
   Provision recorded            41,834     158,210     29,575
   Credits processed            (48,497)   (152,132)   (31,564)
                               --------   ---------   --------
Balance, end of the period     $ 47,793   $  54,456   $ 46,389
                               ========   =========   ========

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $12,195 at September 30, 2006, $11,178 at July 1, 2006 and $10,207 at September 24, 2005.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $40,992 at September 30, 2006, $42,509 at July 1, 2006 and $37,164 at September 24, 2005.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested annually for impairment in the third quarter of the fiscal year. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. In fiscal 2006, although the testing performed on the Company's U.K. component within the Consumer Healthcare segment indicated that the estimated fair value exceeded the carrying value, these values were closer than they had been in previous years. The narrowing of the difference in these values increases the possibility of an impairment charge in future periods. The goodwill balance of the U.K. component was $37,395 as of September 30, 2006. Goodwill was $183,205 at September 30, 2006, $152,183 at July 1, 2006 and $144,362 at September 24,
2005.

Other Intangible Assets - Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are related to the Agis acquisition and are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $134,078 at September 30, 2006, $132,426 at July 1, 2006 and $144,315 at September 24, 2005.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $2,069 at September 30, 2006, $1,937 at July 1, 2006 and $2,182 at
September 24, 2005. The accrual for workers' compensation claims was $2,016 at September 30, 2006, $1,919 at July 1, 2006 and $2,703 at September 24, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks due to changes in currency exchange rates and interest rates.

The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance the Agis acquisition and working capital requirements and interest income earned on its investment of cash on hand. As of September 30, 2006, the Company had invested cash, cash equivalents and investment securities of $60,949 and short and long-term debt, net of restricted cash, of $284,012.

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

Item 4. Controls and Procedures

As of September 30, 2006, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, as well as an evaluation and consideration of the update described below, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Following is an update of the remediation plan related to the Company's fiscal 2005 Agis acquisition which should be read in conjunction with Item 9A. Controls and Procedures included in the Company's Form 10-K for the fiscal year ended July 1, 2006.

     - The Company's implementation of an enterprise resource planning (ERP) system at its Israeli location to remediate the majority of the previously disclosed weaknesses is expected to be completed in the second quarter of fiscal 2007.

     - The Company continues to make minor changes in its control processes to reduce reliance on spreadsheets for financial reporting, improve segregation of duties issues and alleviate other less critical control deficiencies.

In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting (ICFR) pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 30, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the Company's ICFR.

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

Item 1A. Risk Factors

The Company's Annual Report on Form 10-K filed for the fiscal year ended July 1, 2006 includes a detailed discussion of the Company's risk factors. During the first quarter of fiscal 2007, there have been no material changes to the risk factors that were included in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The table below lists the Company's repurchases of shares of common stock during its most recently completed quarter:

                                  Total        Average      Total Number of       Value of
                                  Number        Price       Shares Purchased       Shares
                                of Shares        Paid     as Part of Publicly     Available
        Fiscal 2007           Purchased (1)   per Share     Announced Plans     for Purchase
        -----------           -------------   ---------   -------------------   ------------
                                                                                   $54,120
July 2 to August 5                 281          $15.63            281              $49,727
August 6 to September 2            248          $15.74            247              $45,834
September 3 to September 30        181          $16.23            169              $43,087
                                   ---                            ---
Total                              710                            697

(1) Private party transactions accounted for the purchase of 1 share in the period from August 6 to September 2 and 12 shares in the period from September 3 to September 30.

Item 6. Exhibits

Exhibit
 Number   Description
-------   -----------
 10(a)    Employment Agreement dated as of September 8, 2006 by and between
          Perrigo Company and Joseph C. Papa, incorporated by reference from
          Registrant's Form 8-K filed on September 12, 2006.

 10(b) Second Amendment to Employment Agreement dated as of September 9, 2006 by and between Perrigo Company and David T. Gibbons, incorporated by reference from Registrant's Form 8-K filed on September 12, 2006.

 10(c) Form of Long-Term Incentive Award Agreement, incorporated by reference from the Registrant's Form 8-K filed on August 22, 2006.

 10(d)    Form of Indemnity Agreement.

 10(e) Second Amendment to Credit Agreement, dated as of October 30, 2006, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan
          Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi
          USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank
          Midwest National Association, formerly known as Standard Federal Bank
          N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant's Form 8-K filed on November 2, 2006.

 31       Rule 13a-14(a) Certifications.

 32       Section 1350 Certifications.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERRIGO COMPANY
                                        (Registrant)


Date: November 9, 2006                  By: /s/ Joseph C. Papa
                                            ------------------------------------
                                            Joseph C. Papa
                                            President and Chief Executive
                                            Officer


Date: November 9, 2006                  By: /s/ Judy L. Brown
                                            ------------------------------------
                                            Judy L. Brown
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)