Form 10-Q
period 2006-12-30
PERRIGO CO
filed 2007-02-01
CIK 820096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 30, 2006

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

LARGE ACCELERATED FILER /X/   ACCELERATED FILER / /   NON-ACCELERATED FILER / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). / / YES /X/ NO

As of January 29, 2007 the registrant had 92,589,609 outstanding shares of common stock.

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX


                                                                              PAGE
                                                                             NUMBER
                                                                             -------
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS                           1
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
and year-to-date ended December 30, 2006 and December 24, 2005                 2

Condensed consolidated balance sheets -- December 30, 2006, July 1, 2006,
and December 24, 2005                                                          3

Condensed consolidated statements of cash flows -- For the year-to-date
ended December 30, 2006 and December 24, 2005                                  4

Notes to condensed consolidated financial statements                           5

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                         13

Item 3. Quantitative and Qualitative Disclosures About Market Risks           24

Item 4. Controls and Procedures                                               25

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                     26

Item 1A.  Risk Factors                                                        26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           27

Item 4.  Submission of Matters to a Vote of Security Holders                  27

Item 6. Exhibits                                                              28

SIGNATURES                                                                    29

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company's expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or the negative of those terms or other comparable terminology. Please see Item 1A of the Company's Form 10-K for the year ended July 1, 2006 and Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company's control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                 PERRIGO COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                         Second Quarter              Year-to-Date
                                        2007         2006         2007         2006
                                      ---------    ---------    ---------    ---------
Net sales                             $ 370,629    $ 359,697    $ 710,844    $ 679,431
Cost of sales                           272,304      254,127      517,902      486,945
                                      ---------    ---------    ---------    ---------
Gross profit                             98,325      105,570      192,942      192,486
                                      ---------    ---------    ---------    ---------

Operating expenses
   Distribution                           7,155        6,953       14,539       14,103
   Research and development              14,902       12,226       27,949       24,875
   Selling and administration            49,239       47,082       97,713       93,470
   Restructuring                            642           --          642           --
                                      ---------    ---------    ---------    ---------
     Total                               71,938       66,261      140,843      132,448

Operating income                         26,387       39,309       52,099       60,038
Interest, net                             3,300        5,116        7,886        9,142
Other income, net                        (2,258)      (5,791)      (2,319)      (7,037)
                                      ---------    ---------    ---------    ---------
Income before income taxes               25,345       39,984       46,532       57,933
Income tax expense                        4,257       14,618        8,562       19,656
                                      ---------    ---------    ---------    ---------
Net income                            $  21,088    $  25,366    $  37,970    $  38,277
                                      =========    =========    =========    =========

Earnings per share
   Basic                              $    0.23    $    0.27    $    0.41    $    0.41
   Diluted                            $    0.23    $    0.27    $    0.41    $    0.41

Weighted average shares outstanding
   Basic                                 91,836       92,833       92,104       93,063
   Diluted                               93,506       93,963       93,595       94,167

Dividends declared per share          $  0.0450    $  0.0425    $  0.0875    $  0.0825

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  December 30,    July 1,     December 24,
                                                                      2006         2006          2005
                                                                  -----------   -----------   -----------
                                                                  (unaudited)                 (unaudited)
Assets
Current assets
   Cash and cash equivalents                                      $    39,635   $    19,018   $    15,840
   Investment securities                                               34,030        26,733        10,717
   Accounts receivable                                                246,603       240,130       235,672
   Inventories                                                        322,624       302,941       262,855
   Current deferred income taxes                                       50,358        52,058        52,140
   Prepaid expenses and other current assets                           24,515        16,298        21,841
                                                                  -----------   -----------   -----------
          Total current assets                                        717,765       657,178       599,065

Property and equipment                                                629,325       606,907       594,802
   Less accumulated depreciation                                      308,999       287,549       282,196
                                                                  -----------   -----------   -----------
                                                                      320,326       319,358       312,606
Restricted cash                                                       400,000       400,000       400,000
Goodwill                                                              188,272       152,183       150,067
Other intangible assets                                               134,187       132,426       141,079
Non-current deferred income taxes                                      46,039        43,143        36,130
Other non-current assets                                               47,474        46,336        45,129
                                                                  -----------   -----------   -----------
                                                                  $ 1,854,063   $ 1,750,624   $ 1,684,076
                                                                  ===========   ===========   ===========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                               $   173,008   $   179,740   $   149,541
   Notes payable                                                       18,333        20,081        20,975
   Payroll and related taxes                                           41,049        54,153        42,021
   Accrued customer programs                                           45,436        49,534        50,775
   Accrued liabilities                                                 44,328        45,335        55,898
   Accrued income taxes                                                23,311        14,132        11,539
   Current deferred income taxes                                        6,193         8,456        13,727
                                                                  -----------   -----------   -----------
          Total current liabilities                                   351,658       371,431       344,476

Non-current liabilities
   Long-term debt                                                     668,784       621,717       634,956
   Non-current deferred income taxes                                  106,702        81,923        64,182
   Other non-current liabilities                                       34,646        34,809        34,807
                                                                  -----------   -----------   -----------
          Total non-current liabilities                               810,132       738,449       733,945

Shareholders' equity
   Preferred stock, without par value, 10,000 shares authorized            --            --            --
   Common stock, without par value, 200,000 shares authorized         509,910       516,098       518,459
   Accumulated other comprehensive income (loss)                       31,456         3,593        (8,645)
   Retained earnings                                                  150,907       121,053        95,841
                                                                  -----------   -----------   -----------
          Total shareholders' equity                                  692,273       640,744       605,655
                                                                  -----------   -----------   -----------
                                                                  $ 1,854,063   $ 1,750,624   $ 1,684,076
                                                                  ===========   ===========   ===========

Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                                $    12,198   $    11,178   $    11,088
   Allowance for inventory                                        $    39,098   $    42,509   $    44,201
   Working capital                                                $   366,107   $   285,747   $   254,589
   Preferred stock, shares issued                                          --            --            --
   Common stock, shares issued                                         92,666        92,922        93,104


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                    Year-To-Date
                                                                  2007         2006
                                                                ---------    ---------
Cash Flows (For) From Operating Activities
   Net income                                                   $  37,970    $  38,277
     Adjustments to derive cash flows
       Depreciation and amortization                               27,681       26,753
       Share-based compensation                                     5,718        4,741
       Deferred income taxes                                       (4,248)      (7,506)
                                                                ---------    ---------
   Sub-total                                                       67,121       62,265

   Changes in operating assets and liabilities
      Accounts receivable                                          (9,295)     (23,845)
      Inventories                                                 (22,919)      11,956
      Accounts payable                                             (4,034)       5,480
      Payroll and related taxes                                   (12,658)        (580)
      Accrued customer programs                                    (4,098)       9,109
      Accrued liabilities                                            (937)      (3,133)
      Accrued income taxes                                          9,480      (12,811)
      Other                                                        (5,025)       6,797
                                                                ---------    ---------
   Sub-total                                                      (49,486)      (7,027)
         Net cash from operating activities                        17,635       55,238
                                                                ---------    ---------

Cash Flows (For) From Investing Activities
   Purchase of securities                                        (117,746)     (27,887)
   Proceeds from sales of securities                              111,665       34,586
   Additions to property and equipment                            (19,784)     (12,112)
   Proceeds from sales of property and equipment                    2,613           --
                                                                ---------    ---------
         Net cash for investing activities                        (23,252)      (5,413)
                                                                ---------    ---------

Cash (For) From Financing Activities
   Repayments of short-term debt, net                              (1,699)      (4,471)
   Borrowings of long-term debt                                    60,000       15,000
   Repayments of long-term debt                                   (15,000)     (35,000)
   Tax effect of stock transactions                                   (59)        (635)
   Issuance of common stock                                         3,700        3,006
   Repurchase of common stock                                     (15,547)     (16,401)
   Cash dividends                                                  (8,116)      (7,702)
                                                                ---------    ---------
         Net cash (for) from financing activities                  23,279      (46,203)
                                                                ---------    ---------

         Net increase in cash and cash equivalents                 17,662        3,622
Cash and cash equivalents, at beginning of period                  19,018       16,707
Effect of exchange rate changes on cash                             2,955       (4,489)
                                                                ---------    ---------
Cash and cash equivalents, at end of period                     $  39,635    $  15,840
                                                                =========    =========

Supplemental Disclosures of Cash Flow Information
   Cash paid/received during the period for:
      Interest paid                                             $  17,062    $  17,680
      Interest received                                         $   9,831    $  10,614
      Income taxes paid                                         $   6,727    $  32,361
      Income taxes refunded                                     $   1,369    $   5,164


     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2006
                    (in thousands, except per share amounts)

Perrigo Company is a leading global healthcare supplier and the world's largest manufacturer of over-the-counter (OTC) pharmaceutical and nutritional products for the store brand market. The Company also develops and manufactures generic prescription (Rx) drugs, active pharmaceutical ingredients (API) and consumer products.

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The Company has reclassified certain amounts in prior years to conform to the current year presentation.

Operating results for the six months ended December 30, 2006 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended July 1, 2006.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109, Accounting for Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of the Interpretation is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

NOTE B -- EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                                 Second Quarter                       Year-to-Date
                                                              -------------------------          ------------------------
                                                               2007              2006             2007             2006
                                                               ----              ----             ----             ----
Numerator:
Net income used for both basic and diluted EPS                $21,088           $25,366          $37,970          $38,277
                                                              =======           =======          =======          =======
Denominator:
Weighted average shares outstanding for basic EPS              91,836            92,833           92,104           93,063

Dilutive effect of share-based awards                           1,670             1,130            1,491            1,104
                                                                -----             -----            -----            -----
Weighted average shares outstanding for diluted EPS            93,506            93,963           93,595           94,167
                                                              =======           =======          =======          =======

Share-based awards outstanding that are anti-dilutive were 2,787 and 4,877 for the second quarters of fiscal 2007 and 2006, respectively, and 2,702 and 4,374 for year-to-date fiscal 2007 and 2006, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE C -- INVENTORIES

Inventories are summarized as follows:

                           December 30,             July 1,             December 24,
                               2006                  2006                   2005
                               ----                  ----                   ----
Finished goods               $157,036              $148,603               $132,841
Work in process                81,293                70,974                 56,988
Raw materials                  84,295                83,364                 73,026
                             --------              --------               --------
                             $322,624              $302,941               $262,855
                             ========              ========               ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $39,098 at December 30, 2006, $42,509 at July 1, 2006 and $44,201 at December 24, 2005.

NOTE D -- GOODWILL

Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The current year testing resulted in no impairment charge related to the Consumer Healthcare segment. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year.

There were no acquisitions, dispositions or impairments of goodwill during fiscal 2007. Changes in the carrying amount of goodwill, by reportable segment, are as follows:


                                            Consumer               Rx
                                          Healthcare          Pharmaceuticals        API                Total
                                          ----------          ---------------        ---                -----
Balance as of July 1, 2006                  $44,452               $61,406          $46,325            $152,183
Goodwill adjustment                              --                14,877           11,223              26,100
Currency translation adjustment               2,363                 4,366            3,260               9,989
                                            -------               -------          -------            --------
Balance as of December 30, 2006             $46,815               $80,649          $60,808            $188,272
                                            =======               =======          =======            ========

During the first quarter of fiscal 2007, the Company recorded an adjustment to goodwill for the Rx Pharmaceuticals and API segments. This adjustment was to record a deferred tax liability for income and withholding taxes related to pre-acquisition earnings in an approved enterprise zone in Israel. In accordance with Emerging Issues Task Force 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination" (EITF 93-7), the Company treated this item as an uncertain tax position at the time of the acquisition. Until the first quarter of fiscal 2007, the Company was unable to reasonably estimate the liability that was required. Certain factors still remain that could change the ultimate liability and result in subsequent changes in goodwill. Provision has not been made for U.S. or additional foreign taxes on undistributed post-acquisition earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

NOTE E -- INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following:

                                            December 30, 2006                   July 1, 2006
                                      -----------------------------      ------------------------------
                                                       Accumulated                         Accumulated
                                       Gross           Amortization       Gross            Amortization
                                       -----           ------------       -----            ------------
Developed product technology /
 formulation                          $124,896            $15,230        $117,615             $10,656
Distribution and
 license agreements                     19,696              4,870          18,755               3,765
Customer relationships                   4,900              3,358           4,900               2,698
Trademarks                               9,649              1,496           9,503               1,228
                                      --------            -------        --------             -------
         Total                        $159,141            $24,954        $150,773             $18,347
                                      ========            =======        ========             =======

The Company recorded a charge for amortization expense of $6,424 and $6,845 for the first half of fiscal 2007 and 2006, respectively, for intangible assets subject to amortization.

The estimated amortization expense for each of the following five years is as follows:

         Fiscal Year             Amount
         -----------             ------
            2007 (1)             $5,650
            2008                 10,700
            2009                 11,200
            2010                  9,300
            2011                  9,300

(1)  Reflects remaining six months of fiscal 2007.

NOTE F -- OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

                                                              December 30, 2006          July 1, 2006         December 24, 2005
                                                             ---------------------    -------------------    ---------------------
Short-term debt:
     Swingline loan                                                       $18,333                $19,195                   $8,232
     Bank loan -- Germany subsidiary                                            -                      -                    8,301
     Bank loans -- Mexico subsidiary                                            -                    886                    4,442
                                                             ---------------------    -------------------    ---------------------
               Total                                                       18,333                 20,081                   20,975
                                                             ---------------------    -------------------    ---------------------

Long-term debt:
     Revolving line of credit                                             125,000                 80,000                   95,000
     Term loan                                                            100,000                100,000                  100,000
     Letter of undertaking -- Israel subsidiary                           400,000                400,000                  400,000
     Debenture -- Israel subsidiary                                        43,784                 41,717                   39,956
                                                             ---------------------    -------------------    ---------------------
               Total                                                      668,784                621,717                  634,956
                                                             ---------------------    -------------------    ---------------------

               Total debt                                                $687,117               $641,798                 $655,931
                                                             =====================    ===================    =====================

The terms of the loan related to the letter of undertaking indicated above require that the Company maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is classified as restricted cash in the balance sheet as a non-current asset.

NOTE G -- SHAREHOLDERS' EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased is retired upon purchase. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The Company repurchased 251 shares of its common stock for $4,309 and 563 shares of its common stock for $7,842 during the second quarter of fiscal 2007 and 2006, respectively. Year-to-date, the Company repurchased 961 shares of its common stock for $15,547 and 1,169 shares for $16,401 in fiscal 2007 and 2006, respectively. Year-to-date, private party transactions accounted for 18 shares and 111 shares in fiscal 2007 and 2006, respectively.

NOTE H - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                                   -------------------------------   -------------------------------
                                                                           Second Quarter                     Year-to-Date
                                                                   -------------------------------   -------------------------------
                                                                       2007              2006            2007              2006
                                                                   --------------    -------------   --------------    -------------
Net income                                                               $21,088          $25,366          $37,970          $38,277

Other comprehensive income (loss):

     Change in fair value of derivative instruments, net of tax               78            1,260          (1,708)            3,289
     Foreign currency translation adjustments                             14,151          (5,567)           30,448         (10,641)
     Change in fair value of investment securities, net of tax             (234)               64            (877)              394
                                                                   --------------    -------------   --------------    -------------
Comprehensive income                                                     $35,083          $21,123          $65,833          $31,319
                                                                   ==============    =============   ==============    =============

NOTE I -- COMMITMENTS AND CONTINGENCIES

The Company is not a party to any litigation, other than routine litigation incidental to its business except for the litigation described below. The Company believes that none of the routine litigation, individually or in the aggregate, will be material to the business of the Company.

In August 2004, the Company reached a settlement with the United States Federal Trade Commission (FTC) and states' attorneys general offices regarding a now terminated agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another (the Direct Purchaser Action), filed on behalf of Company customers (i.e., retailers), and the other consisting of four class action suits (the Indirect Purchaser Action), filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. On April 24, 2006, the court in the Direct Purchaser Action issued an order and final judgment approving the settlement of this matter with respect to defendants Alpharma, Inc. and the Company. The Company agreed to pay $3,000 as part of the settlement of the Direct Purchaser Action. Separately, Alpharma, Inc. and the Company entered into a settlement agreement to resolve the Indirect Purchaser Action for a combination of cash and product donations of approximately $1,000. On December 11, 2006, the court granted final approval of the settlement for the Indirect Purchaser Action. The Company recorded income of $500 in the second quarter of fiscal 2007 for the reduction of the associated accruals and considers all related issues to be closed.

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

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $470, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of December 30, 2006.

NOTE J - SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API as well as an Other category. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses are comprised of certain corporate services that are not allocated to the segments. These corporate services generally relate to executive management, human resources, finance and information technology. Fiscal 2006 unallocated expenses also included one-time acquisition integration costs.

                                             Consumer        Rx Pharma-                                 Unallocated
                                            Healthcare       ceuticals         API         Other          expenses          Total
                                            ----------       ---------         ---         -----          --------          -----
Second Quarter 2007
   Net sales                                 $275,947          $28,260       $28,633      $37,789                -        $370,629
   Operating income (loss)                    $17,420           $3,686        $5,929       $2,976         $(3,624)         $26,387

Second Quarter 2006
   Net sales                                 $270,222          $28,645       $26,863      $33,967                -        $359,697
   Operating income (loss)                    $31,436           $5,300        $6,545         $994         $(4,966)         $39,309

Year-to-Date 2007
   Net sales                                 $517,756          $59,685       $58,412      $74,991                -        $710,844
   Operating income (loss)                    $34,520           $9,473       $10,587       $5,640         $(8,121)         $52,099

Year-to-Date 2006
   Net sales                                 $497,322          $57,739       $53,654      $70,716                -        $679,431
   Operating income (loss)                    $44,762           $9,136       $13,131         $130         $(7,121)         $60,038

NOTE K -- RESTRUCTURING

In the fourth quarter of fiscal 2006, as a result of an ongoing review of its Consumer Healthcare operating strategies, the Company's Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives. This action resulted in the sale of one Michigan plant and the closure of an additional Michigan plant, both in the second quarter of fiscal 2007. The Company recorded a gain of $1,276 in the second quarter of fiscal 2007 based on the cash proceeds from the sale of the plant. The gain is included in the restructuring line of the income statement. The Company also recorded a $1,500 note receivable from the buyer of the plant. This amount, reflecting further gain on the sale of the plant, has been deferred and will be recognized as the note is repaid over the next five years. In addition, the Company incurred a charge of $1,918 in the second quarter of fiscal 2007 for employee-related and plant shutdown costs. The employee-related charge was $1,151 for termination benefits for 72 employees. Unpaid termination benefits of $657 as of December 30, 2006 are expected to be paid over the next six months.

In connection with the Agis acquisition, the Company accrued $3,933 of restructuring costs, consisting of employee termination benefits for 60 employees and certain lease termination costs. The Company made payments to employees of $415 in the first half of fiscal 2007. For accounting purposes, these restructuring costs were included in the allocation of the total purchase price. The activity related to these restructuring costs is as follows:

                                                    Fiscal 2005 Restructuring
                                  ------------------------------------------------------
                                  Employee Termination                Lease Termination
                                  --------------------                -----------------
Balance at July 1, 2006                      $871                             $1,098
Payments                                    (415)                               (65)
                                      ------------                       ------------
Balance at December 30, 2006                 $456                             $1,033
                                      ============                       ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    SECOND QUARTER FISCAL YEARS 2007 AND 2006
                    (in thousands, except per share amounts)

OVERVIEW

Segments -- The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API as well as an Other category. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products worldwide. The Rx Pharmaceuticals segment supports the development and sale of prescription drug products. The API segment supports the development and manufacturing of API products in Israel and Germany, with sales to customers worldwide. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments.

Seasonality -- The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first half of fiscal 2007 are not necessarily indicative of the results that may be expected for a full year.

Current Year Results -- Net sales for the second quarter of fiscal 2007 were $370,629, an increase of 3% over fiscal 2006. The increase was driven primarily by the Consumer Healthcare segment and Other category. New product sales for the second quarter of fiscal 2007 were approximately $23,000. Gross profit was $98,325, a decrease of 7% over fiscal 2006. The gross profit percentage in the second quarter of fiscal 2007 was 26.5%, down from 29.3% last year. Operating expenses in the second quarter of fiscal 2007 were $71,938, an increase of 9% over fiscal 2006, and included a net restructuring charge of $642. Operating expenses as a percent of net sales were 19.4%, up from 18.4% in the second quarter of fiscal 2006. Net income was $21,088, a decrease of 17% from fiscal 2006. The second quarter of fiscal 2007 was negatively impacted by the acetaminophen product recall, the effect of which was partially offset by the favorable effective tax. Fiscal 2006 included a gain from the sale of the Company's non-controlling interest in Shandex Sales Group Ltd. (Canada).

Net sales for the first half of fiscal 2007 were $710,844, an increase of 5% over fiscal 2006. The increase spanned all of the Company's segments and included new product sales of approximately $33,000. Gross profit was essentially unchanged from fiscal 2006. The gross profit percentage in the first half of fiscal 2007 was 27.1%, down from 28.3% last year. Operating expenses were $140,843, an increase of 6% over fiscal 2006 and up slightly as a percent of net sales over fiscal 2006. Net income was $37,970, a decrease of 1% from fiscal 2006. The first half of fiscal 2007 was negatively impacted by the acetaminophen product recall, the effect of which was partially offset by the favorable effective tax rate.

Further details related to current year results are included in the following Results of Operations.

Product Recall -- On November 9, 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500 mg caplets containing raw material purchased from a third party supplier. The Company's quality control systems noted trace amounts of metal particulate in a very small number of these caplet products. The probability of health risk is extremely remote. Following the announcement of the recall, the Company received numerous consumer inquiries, and in order to properly address these inquiries, voluntarily initiated a consumer level return program in addition to the retail returns process. The total cost of the recall is estimated to be approximately $6,000 and has been recorded in the first half of fiscal 2007. The charge included sales returns and refunds, handling of on-hand inventories, disposal of inventory and management of consumer inquiries. The total charge recorded in the second quarter of fiscal 2007 was approximately $5,000. This product recall related to the Consumer Healthcare segment. While the Company believes its estimate of the total cost of the recall is reasonable, the Company cannot predict whether this recall will have any further impact on its results of operations.

Pseudoephedrine -- The Company continued to be impacted by the legislative and market concerns related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products for the first half of fiscal 2007 were approximately $51,000 lower than the first half of fiscal 2006. Sales of pseudoephedrine products are expected to be $30,000 to $35,000 for fiscal 2007, excluding expected sales of pseudoephedrine replacement products.

RESULTS OF OPERATIONS

CONSUMER HEALTHCARE

                                                         Second Quarter                              Year-to-Date
                                             ---------------------------------------    ---------------------------------------
                                                   2007                 2006                  2007                  2006
                                             -----------------    ------------------    ------------------    -----------------
Net sales                                            $275,947              $270,222              $517,756             $497,322

Gross profit                                          $59,346               $69,729              $115,547             $122,373
Gross profit %                                          21.5%                 25.8%                 22.3%                24.6%

Operating expenses                                    $41,926               $38,293               $81,027              $77,611
Operating expenses %                                    15.2%                 14.2%                 15.6%                15.6%

Operating income                                      $17,420               $31,436               $34,520              $44,762
Operating income %                                       6.3%                 11.6%                  6.7%                 9.0%

Net Sales

Second quarter net sales for fiscal 2007 increased 2% or $5,725 compared to fiscal 2006. The increase was comprised of $7,000 of international sales, offset by an approximate $1,300 decrease in domestic sales. The increase in international sales resulted from higher unit sales of existing products as well as $1,600 from favorable foreign currency exchange. The slight decrease in domestic sales was driven by a $12,400 decrease in the combination of pseudoephedrine and phenylephrine-containing products along with lower unit sales of existing products in the analgesics, gastrointestinal, and nutrition product categories of $10,600. These domestic decreases were mostly offset by $19,500 of new product sales in the smoking cessation, gastrointestinal and nutrition categories along with a $2,200 increase in higher unit sales of existing products in the cough/cold category compared to the second quarter of fiscal 2006.

Year-to-date net sales for fiscal 2007 increased 4% or $20,434 compared to fiscal 2006. The increase was comprised of $12,700 of international sales and $7,700 of domestic sales. The increase in international sales resulted from higher unit sales of existing products as well as $2,300 from favorable foreign currency exchange. The domestic increase resulted from $26,800 of new product sales in the smoking cessation, gastrointestinal and nutrition categories along with an $8,600 increase from higher unit sales of existing products in the smoking cessation and cough/cold categories. These combined domestic increases were partially offset by an $8,800 decrease in lower unit sales of existing products in the gastrointestinal and nutrition product categories along with sales declines from the combination of pseudoephedrine and phenylephrine-containing products of $18,600 in fiscal 2007 compared to fiscal 2006.

The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Net sales of these products in the first half of fiscal 2007 were approximately $51,000 lower than the first half of fiscal 2006. Net sales of pseudoephedrine products are expected to be $30,000 to $35,000 for fiscal 2007, excluding expected sales of pseudoephedrine replacement products.

Gross Profit

Second quarter gross profit for fiscal 2007 decreased 15% or $10,383 compared to fiscal 2006. Year-to-date gross profit for fiscal 2007 decreased 6% or $6,826 compared to fiscal 2006. The decrease was primarily due to higher than expected costs for production and quality, the unfavorable margin impact from lower unit sales of pseudoephedrine-containing products and the acetaminophen product recall (described below). These decreases were partially offset by the gross profit on increased sales volume attributed to new products and international sales.

On November 9, 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500 mg caplets containing raw material purchased from a third party supplier. The Company's quality control systems noted trace amounts of metal particulate in a very small number of these caplet products. The probability of health risk is extremely remote. Following the announcement of the recall, the Company received numerous consumer inquiries, and in order to properly address these inquiries, voluntarily initiated a consumer level return program in addition to the retail returns process. The total cost of the recall is estimated to be approximately $6,000 and has been recorded in the first half of fiscal 2007. The charge included sales returns and refunds, handling of on-hand inventories, disposal of inventory and management of consumer inquiries. The total charge recorded in the second quarter of fiscal 2007 was approximately $5,000. While the Company believes its estimate of the total cost of the recall is reasonable, the Company cannot predict whether this recall will have any further impact on its results of operations.

Operating Expenses

Second quarter operating expenses for fiscal 2007 increased 9% or $3,633 compared to fiscal 2006. Year-to-date operating expenses for fiscal 2007 increased 4% or $3,416 compared to fiscal 2006. The increases were primarily due to higher employee wages, recruiting and relocation costs. Year-to-date operating expenses as a percent of net sales remained flat compared to fiscal 2006.

RX PHARMACEUTICALS

                                                       Second Quarter                                Year-to-Date
                                            --------------------------------------      ---------------------------------------
                                                  2007                 2006                   2007                  2006
                                            ------------------    ----------------      ------------------    -----------------
Net sales                                             $28,260             $28,645                 $59,685              $57,739

Gross profit                                          $11,387             $11,592                 $25,174              $23,217
Gross profit %                                          40.3%               40.5%                   42.2%                40.2%

Operating expenses                                     $7,701              $6,292                 $15,701              $14,081
Operating expenses %                                    27.3%               22.0%                   26.3%                24.4%

Operating income                                       $3,686              $5,300                  $9,473               $9,136
Operating income %                                      13.0%               18.5%                   15.9%                15.8%

Net Sales

Second quarter net sales for fiscal 2007 decreased 1% or $385 compared to fiscal 2006. Service and royalty revenues were $6,000 more than fiscal 2006 and were offset by an increase in expense for customer-related programs.

Year-to-date net sales for fiscal 2007 increased 3% or $1,946 compared to fiscal 2006. This increase was primarily due to an increase in service and royalty revenues of approximately $11,000, partially offset by pricing pressure on current products sold under Abbreviated New Drug Applications (ANDA) and an increase in expense for customer-related programs of $5,000. Fiscal 2006 was unfavorably impacted by a mesalamine product recall (described below) that decreased sales $1,350.

Fiscal 2007 results include an increase in expense related to the Company's customer programs in the Rx Pharmaceuticals segment as noted above. Customer programs are common in the industry and include such items as rebates and chargebacks. The determination of the liability for these programs involves a significant amount of estimation. The Company has a methodology by which it accrues and validates its accrual of these expenses. This methodology includes several variables: inventory reports supplied by wholesalers that indicate inventory levels, detailed computations using historical payments and estimated sell-through to retailers with varying contract prices. The Company has been monitoring its methodology and made material changes to certain of these estimates in the second quarter of fiscal 2007 that led to the current quarter charges. The changes to the estimates are intended to further enhance the accuracy and reliability of the calculation of the liability and to reduce the risk of incremental charges for customer programs beyond the current quarter charge.

Gross Profit

Second quarter gross profit for fiscal 2007 was virtually unchanged when compared to fiscal 2006. The impact on gross profit of the increase in expense for customer programs was offset by the increase in service and royalty revenues.

Year-to-date gross profit for fiscal 2007 increased 8% or $1,957 compared to fiscal 2006. The increase was due primarily to the increase in service and royalty revenues and the absence of the mesalamine product recall, partially offset by pricing pressure on current ANDA products and the increase in expense for customer programs.

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

Operating Expenses

Second quarter operating expenses for fiscal 2007 increased 22% or $1,409 compared to fiscal 2006. Year-to-date operating expenses for fiscal 2007 increased 12% or $1,620 compared to fiscal 2006. The increase in both periods was primarily due to higher spending for research and development.

API

                              Second Quarter                 Year-to-Date
                            ------------------            ------------------
                            2007          2006            2007          2006
                            ----          ----            ----          ----
Net sales                  $28,633      $26,863          $58,412       $53,654

Gross profit               $14,085      $12,797          $25,964       $24,801
Gross profit %                49.2%        47.6%            44.4%         46.2%

Operating expenses          $8,156       $6,252          $15,377       $11,670
Operating expenses %          28.5%        23.3%            26.3%         21.8%

Operating income            $5,929       $6,545          $10,587       $13,131
Operating income %            20.7%        24.4%            18.1%         24.5%

Net Sales

Second quarter net sales for fiscal 2007 increased 7% or $1,770 compared to fiscal 2006. This increase was primarily due to sales of new products and increased sales of existing products in the European and Japanese markets. These increases were partially offset by a decline in pentoxifylline sales.

Year-to-date net sales for fiscal 2007 increased 9% or $4,758 compared to fiscal 2006. This increase was due to sales of new products of approximately $2,000. The remaining increase was due to customer and product mix changes, including strong sales in the European market and the introduction of existing products into new geographic markets, partially offset by a decline in pentoxifylline sales. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material. The current trend of increased sales may not continue due to this dependency.

Gross Profit

Second quarter gross profit for fiscal 2007 increased 10% or $1,288 compared to fiscal 2006. This increase was primarily due to the gross profit on increased volume attributable to new products combined with changes in customer and product mix.

Year-to-date gross profit for fiscal 2007 increased 5% or $1,163 compared to fiscal 2006. This increase was primarily due to the fiscal 2006 charge of $1,747 for the write-off of the step-up in the value of inventory resulting from the Agis acquisition along with the gross profit on increased volume attributable to new products. These increases were partially offset by changes in customer and product sales mix.

Operating Expenses

Second quarter operating expenses for fiscal 2007 increased 30% or $1,904 compared to fiscal 2006. Year-to-date operating expenses for fiscal 2007 increased 32% or $3,707 compared to fiscal 2006. The increase was primarily due to spending for increased research and development and higher sales commissions.

OTHER

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

                             Second Quarter                 Year-to-Date
                           ------------------            ------------------
                           2007          2006            2007           2006
                           ----          ----            ----           ----
Net sales                 $37,789      $33,967          $74,991       $70,716

Gross profit              $13,507      $11,452          $26,257       $22,095
Gross profit %               35.7%        33.7%            35.0%         31.2%

Operating expenses        $10,531      $10,458          $20,617       $21,965
Operating expenses %         27.8%        30.8%            27.5%         31.1%

Operating income           $2,976         $994           $5,640          $130
Operating income %            7.9%         2.9%             7.5%          0.2%


Second quarter net sales for fiscal 2007 increased 11% or $3,822 compared to fiscal 2006 primarily due to changes in the foreign exchange rate and higher volume in the Consumer Products business. Second quarter gross profit for fiscal 2007 increased 18% or $2,055 compared to fiscal 2006, half of which was due to changes in the foreign exchange rate and the other to a more favorable mix of products sold in the Consumer Products business.

Year-to-date net sales for fiscal 2007 increased 6% or $4,275 compared to fiscal 2006 due to changes in the foreign exchange rate and higher volume in the Consumer Products business. Year-to-date gross profit for fiscal 2007 increased 19% or $4,162 compared to fiscal 2006.

The year-to-date gross profit for fiscal 2006 included a charge of $2,697 for the write-off of the step-up in the value of inventory resulting from the Agis acquisition. The remainder of the gross profit increase was due to changes in the foreign exchange rate. Year-to-date operating expenses for fiscal 2007 decreased 6% or $1,348 compared to fiscal 2006 primarily due to lower sales commissions and administration expenses.

UNALLOCATED EXPENSES

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. These corporate services generally related to executive management, human resources, finance and information technology. Unallocated expenses for the second quarter decreased 27% or $1,342 compared to fiscal 2006. The second quarter of fiscal 2006 included acquisition integration costs of $1,400. Year-to-date unallocated expenses increased 14% or $1,000 compared to fiscal 2006 primarily due to higher wages and benefits. Year-to-date fiscal 2006 included acquisition integration costs of $2,000.

INTEREST AND OTHER (CONSOLIDATED)

Interest expense for the second quarter was $8,431 for fiscal 2007 and $10,089 for fiscal 2006. Interest income for the second quarter was $5,131 for fiscal 2007 and $4,973 for fiscal 2006. Other income was $2,258 for the second quarter of fiscal 2007 compared to $5,791 for the second quarter of fiscal 2006.

Other income for the second quarter of fiscal 2006 included a gain of $4,666 from the sale of an equity investment.

Year-to-date interest expense was $17,771 for fiscal 2007 and $19,593 for fiscal 2006. Year-to-date interest income was $9,885 for fiscal 2007 and $10,451 for fiscal 2006. Year-to-date other income was $2,319 and $7,037 for fiscal 2007 and 2006, respectively. Other income for fiscal 2006 included a gain of $4,666 from the sale of an equity investment.

INCOME TAXES (CONSOLIDATED)

The second quarter effective tax rate was 16.8% for fiscal 2007 and 36.6% for fiscal 2006. Year-to-date the effective tax rate was 18.4% for fiscal 2007 and 33.9% for fiscal 2006. The Company's international expansion has changed the relative composition of U.S. and Foreign income resulting in a lower effective tax rate than the Company had historically experienced. This tax rate will fluctuate from quarter to quarter depending on the composition of income before tax. Eighty percent of income before tax in the first half of fiscal 2007 was contributed by foreign entities with a tax rate lower than the U.S. statutory rate. The effective tax rate for succeeding quarters is expected to be higher as the Company's U.S. income is likely to constitute a higher percentage of the total income than in the first half of fiscal 2007. The Company estimates the annualized effective tax rate for fiscal 2007 is between 20% and 23%.

Additionally, the effective tax rate for the second quarter of fiscal 2007 included the impact of the newly enacted Tax Relief and Healthcare Act of 2006 (the Act). Among other provisions, the Act provides for the restoration of the research and development tax credit, applied retroactively to January 1, 2006. Accordingly, tax expense in the second quarter of fiscal 2007 was reduced approximately $1,300 to reflect the one-time impact of the retroactive application of the Act.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities increased $47,108 to $73,665 at December 30, 2006 from $26,557 at December 24, 2005. Working capital, including cash, increased $111,518 to $366,107 at December 30, 2006 from $254,589 at
December 24, 2005. The increase in working capital was due primarily to the build-up of new product and reformulation inventory.

Year-to-date net cash provided from operating activities decreased by $37,603 to $17,635 for fiscal 2007 compared to $55,238 for fiscal 2006. The decreased cash from operations was primarily related to the strategic build-up of inventories and an increase in employee bonuses paid as a result of fiscal 2006 operating results. Inventory levels tend to be higher in the first half of the fiscal year as the Company's operations focus on meeting customer requirements during peak demand of the cough/cold/flu season. In addition, the Company was building inventory in Israel to support demand through the implementation of its enterprise resource planning system.

Year-to-date net cash used for investing activities increased $17,839 to $23,252 for fiscal 2007 compared to $5,413 for fiscal 2006 primarily due to higher capital expenditures and a net increase in the purchase of investment securities.

Year-to-date capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are anticipated to be $40,000 to $50,000 for fiscal 2007. The annual capital expenditures for fiscal 2006 were $36,000.

Year-to-date net cash provided from financing activities increased $69,482 to $23,279 for fiscal 2007 compared to cash used for financing activities of $46,203 for fiscal 2006. The increased cash from financing activities was primarily due to increased net borrowings of long-term debt to fund the Company's working capital requirements.

The Company repurchased 251 shares of its common stock for $4,309 and 563 shares for $7,842 during the second quarter of fiscal 2007 and 2006, respectively. Year-to-date, the Company repurchased 961 shares of its common stock for $15,547 and 1,169 shares for $16,401 in fiscal 2007 and 2006, respectively. Private party transactions accounted for 5 shares and 1 share in the second quarter of fiscal 2007 and 2006, respectively. Year-to-date, private party transactions accounted for 18 shares and 111 shares in fiscal 2007 and 2006, respectively.

The Company paid quarterly dividends totaling $8,116 and $7,702, or $0.0875 and $0.0825 per share, for the first half of fiscal 2007 and 2006, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

GUARANTIES AND CONTRACTUAL OBLIGATIONS

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $470, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of December 30, 2006.

During the second quarter of fiscal 2007, no material change in contractual obligations occurred.

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

Revenue Recognition and Customer Programs -- The Company records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A provision is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. A liability is recorded as revenues are recognized for estimated customer program liabilities, as discussed below.

A chargeback relates to an agreement the Company has with a wholesaler, a retail customer that will ultimately purchase product from a wholesaler or a pharmaceutical buying group for a contracted price that is different than the Company's price to the wholesaler. The wholesaler will issue an invoice to the Company for the difference in the contract prices. The calculation of the accrual for chargebacks includes several variables: inventory reports supplied by wholesalers that indicate inventory levels, detailed computations using historical payments and estimated sell-through to retailers with varying contract prices.

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

The Company has a methodology by which it accrues and validates its accrual of these liabilities. The Company has been monitoring its methodology and made material changes to certain of the estimates in the second quarter of fiscal 2007 that resulted in additional accruals. The changes to the estimates are intended to further enhance the accuracy and reliability of the calculation of the liability and to reduce the risk of incremental charges for customer programs. However, future changes in the estimates and assumptions related to these programs may result in additional accruals.

The following table summarizes the activity included in the balance sheet for accounts receivable allowances and customer program accruals:

                                        Year-to-Date   Year-to-Date
                                           2007            2006
                                        ------------   ------------
Balance, beginning of period               $54,456        $48,378
      Provision recorded                    97,125         75,957
      Credits processed                   (103,676)       (67,310)
                                        -----------    -----------
Balance, end of the period                 $47,905        $57,025
                                        ===========    ===========

Allowance for Doubtful Accounts -- The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $12,198 at December 30, 2006, $11,178 at July 1, 2006, and $11,088 at December 24, 2005.

Inventory -- The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $39,098 at December 30, 2006, $42,509 at July 1, 2006 and $44,201 at December 24, 2005.

Goodwill -- Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The current year testing resulted in no impairment charge related to the Consumer Healthcare segment. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year. Goodwill was $188,272 at December 30, 2006, $152,183 at July 1, 2006 and $150,067 at December 24, 2005.

Other Intangible Assets -- Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are related to the Agis acquisition and are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets were $134,187 at December 30, 2006, $132,426 at July 1, 2006 and $141,079
at December 24, 2005.

Product Liability and Workers' Compensation -- The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $2,926 at December 30, 2006, $1,937 at July 1, 2006 and $2,420 at
December 24, 2005. The accrual for workers' compensation claims was $1,662 at December 30, 2006, $1,919 at July 1, 2006 and $2,987 at December 24, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks due to changes in currency exchange rates and interest rates.

The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance the Agis acquisition and working capital requirements and interest income earned on its investment of cash on hand. As of December 30, 2006, the Company had invested cash, cash equivalents and investment securities of $73,665 and short and long-term debt, net of restricted cash, of $287,117.

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

Item 4.  Controls and Procedures

As of December 30, 2006, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, as well as an evaluation and consideration of the update described below, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Following is an update of the remediation plan related to the Company's fiscal 2005 Agis acquisition which should be read in conjunction with Item 9A. Controls and Procedures included in the Company's Form 10-K for the fiscal year ended July 1, 2006.

   - The Company's implementation of an enterprise resource planning (ERP) system at its Israeli location which is intended to remediate the majority of the previously disclosed weaknesses was completed in the second quarter of fiscal 2007.

   - The Company continues to make minor changes in its control processes to reduce reliance on spreadsheets for financial reporting, improve segregation of duties issues and alleviate other less critical control deficiencies.

In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting (ICFR) pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 30, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the Company's ICFR, other than the implementation of an ERP system at its Israeli location noted above.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2004, the Company reached a settlement with the FTC and states' attorneys general offices regarding a now terminated agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company has been named as a defendant in three suits, two of which are class actions that have been consolidated with one another (the Direct Purchaser Action), filed on behalf of Company customers (i.e., retailers), and the other consisting of four class action suits (the Indirect Purchaser Action), filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. On April 24, 2006, the court in the Direct Purchaser Action issued an order and final judgment approving the settlement of this matter with respect to defendants Alpharma, Inc. and the Company. The Company agreed to pay $3,000 as part of the settlement of the Direct Purchaser Action. Separately, Alpharma, Inc. and the Company entered into a settlement agreement to resolve the Indirect Purchaser Action for a combination of cash and product donations of approximately $1,000. On December 11, 2006, the court granted final approval of the settlement for the Indirect Purchaser Action. The Company recorded income of $500 in the second quarter of fiscal 2007 for the reduction of the associated accruals and considers all related issues to be closed.

Item 1A.  Risk Factors

The Company's Annual Report on Form 10-K filed for the fiscal year ended July 1, 2006 includes a detailed discussion of the Company's risk factors. Other than the risk factor noted below, there have been no material changes to the risk factors that were included in the Form 10-K during the first half of fiscal 2007.

MDS Pharma Services

MDS Pharma Services (MDS) is a contract research organization that performs studies related to the bioequivalency of drugs. The Company has engaged MDS in the past to perform these types of studies as part of the approval process for certain drugs. Recently, the FDA notified the Company and many other pharmaceutical companies about some concerns over the reliability of studies conducted between 2000 and 2004. The FDA has requested that the affected companies validate, confirm or repeat certain bioequivalence studies. The Company expects that the costs associated with confirming or repeating these studies will be reimbursed by MDS. The FDA has given no indication that it considers the affected products to be other than safe and effective. Because the outcome of the issue is uncertain, the Company cannot predict whether this issue will have a material impact on its results of operations.

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

The table below lists the Company's repurchases of shares of common stock during its most recently completed quarter:

                                                              Total Number of
                                  Total         Average      Shares Purchased       Value of
                                 Number of       Price          as Part of          Shares
                                  Shares        Paid per         Publicly          Available
       Fiscal 2007              Purchased (1)    Share        Announced Plans     for Purchase
                               -------------     -----        ---------------     ------------
                                                                                    $43,087
October 1 to November 4               81        $17.41               77             $41,674
November 5 to December 2              94        $17.12               93             $40,060
December 3 to December 30             76        $16.88               76             $38,778
                                     ---                            ---
Total                                251                            246

(1) Private party transactions accounted for the purchase of 4 shares in the period from October 1 to November 4 and 1 share in the period from November 5 to December 2.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Shareholders' Meeting held on November 10, 2006, the Company's shareholders voted on the following matter:

1.  Election of three directors of the Company:

The tabulation of votes provided by the Inspector of Election was as follows:

         Nominee               For             Withheld
Gary M. Cohen              79,873,137          2,044,045
David T. Gibbons           79,149,630          2,767,552
Ran Gottfried              48,465,772         33,451,410

Item 6.  Exhibits

Exhibit Number    Description
--------------    -----------
      10(a)       Form of Long-Term Incentive Award Agreement.

      10(b)       Third Amendment to Employment Agreement dated as of
                  December 27, 2006 by and between Perrigo Company and David T. Gibbons.

      10(c)       Second Amendment to Credit Agreement dated as of October 30, 2006, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan
                  Chase Bank, N.A., as Administrative Agent for the Lenders, Bank
                  Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle
                  Bank Midwest National Association, formerly known as Standard
                  Federal Bank N.A. and National City Bank of the Midwest, as
                  Documentation Agents, incorporated by reference from the
                  Registrant's Form 8-K filed on November 2, 2006.

      31          Rule 13a-14(a) Certifications.

      32          Section 1350 Certifications.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PERRIGO COMPANY
                                          --------------------------
                                          (Registrant)


Date: February 1, 2007                    By: /s/ Joseph C. Papa
       ---------------                    --------------------------------------
                                          Joseph C. Papa
                                          President and Chief Executive Officer


Date: February 1, 2007                    By: /s/ Judy L. Brown
       ---------------                    --------------------------------------
                                          Judy L. Brown
                                          Executive Vice President and Chief
                                          Financial Officer
                                         (Principal Accounting and Financial
                                          Officer)