Form 10-Q
period 2007-03-31
PERRIGO CO
filed 2007-05-08
CIK 820096

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM________ TO_______

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

  LARGE ACCELERATED FILER [X] ACCELERATED FILER [ ] NON-ACCELERATED FILER [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

As of May 4, 2007, the registrant had 92,705,432 outstanding shares of common stock.
================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS                               1

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income                                        2

Condensed consolidated balance sheets                                              3

Condensed consolidated statements of cash flows                                    4

Notes to condensed consolidated financial statements                               5

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                             14

Item 3. Quantitative and Qualitative Disclosures About Market Risks               25

Item 4. Controls and Procedures                                                   26

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                         27

Item 1A.  Risk Factors                                                            27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds               27

Item 6. Exhibits                                                                  28

SIGNATURES                                                                        29

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

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                               Third Quarter             Year-to-Date
                                        -------------------------   -------------------------
                                           2007           2006          2007         2006
                                        -----------   -----------   -----------   -----------
Net sales                               $   362,288   $   332,321   $ 1,073,132   $ 1,011,752
Cost of sales                               262,079       235,043       779,981       721,988
                                        -----------   -----------   -----------   -----------
Gross profit                                100,209        97,278       293,151       289,764
                                        -----------   -----------   -----------   -----------

Operating expenses
  Distribution                                7,020         6,438        21,559        20,541
  Research and development                   16,390        12,260        44,339        37,135
  Selling and administration                 44,710        48,225       142,423       141,695
                                        -----------   -----------   -----------   -----------
    Subtotal                                 68,120        66,923       208,321       199,371
                                        -----------   -----------   -----------   -----------
  Write-off of in-process research and
    development                               8,252            --         8,252            --
  Restructuring                                 306            --           948            --
                                        -----------   -----------   -----------   -----------
    Total                                    76,678        66,923       217,521       199,371
                                        -----------   -----------   -----------   -----------

Operating income                             23,531        30,355        75,630        90,393
Interest, net                                 3,650         2,465        11,536        11,606
Other income, net                            (1,874)       (2,310)       (4,193)       (9,346)
                                        -----------   -----------   -----------   -----------

Income before income taxes                   21,755        30,200        68,287        88,133
Income tax expense                            4,699         9,339        13,261        28,995
                                        -----------   -----------   -----------   -----------

Net income                              $    17,056   $    20,861   $    55,026   $    59,138
                                        ===========   ===========   ===========   ===========

Earnings per share
  Basic                                 $      0.19   $      0.23   $      0.60   $      0.64
  Diluted                               $      0.18   $      0.22   $      0.59   $      0.63

Weighted average shares outstanding
  Basic                                      91,643        92,683        92,161        92,966
  Diluted                                    93,298        94,044        93,604        94,143

Dividends declared per share            $     0.045   $     0.043   $     0.133   $     0.125

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   March 31,   July 1,     March 25,
                                                                    2007        2006        2006
                                                                -----------  -----------  -----------
                                                                 (unaudited)              (unaudited)
Assets
Current assets
  Cash and cash equivalents                                     $    34,873  $    19,018  $    29,168
  Investment securities                                              58,220       26,733        6,685
  Accounts receivable                                               246,582      240,130      220,425
  Inventories                                                       310,272      302,941      273,668
  Current deferred income taxes                                      39,122       52,058       47,088
  Prepaid expenses and other current assets                          23,833       16,298       16,010
                                                                -----------  -----------  -----------
    Total current assets                                            712,902      657,178      593,044

Property and equipment                                              641,343      606,907      599,702
  Less accumulated depreciation                                     320,672      287,549      281,733
                                                                -----------  -----------  -----------
                                                                    320,671      319,358      317,969

Restricted cash                                                     422,000      400,000      400,000
Goodwill                                                            189,450      152,183      147,633
Other intangible assets                                             155,899      132,426      138,043
Non-current deferred income taxes                                    42,624       43,143       32,725
Other non-current assets                                             47,015       46,336       41,460
                                                                -----------  -----------  -----------
                                                                $ 1,890,561  $ 1,750,624  $ 1,670,874
                                                                ===========  ===========  ===========

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                              $   158,499  $   179,740  $   163,494
  Notes payable                                                       3,763       20,081       26,969
  Payroll and related taxes                                          43,590       54,153       48,632
  Accrued customer programs                                          40,494       49,534       46,020
  Accrued liabilities                                                48,135       45,335       46,832
  Accrued income taxes                                               16,210       14,132        7,004
  Current deferred income taxes                                      13,886        8,456        9,002
  Current portion of long-term debt                                  14,910           --           --
                                                                -----------  -----------  -----------
    Total current liabilities                                       339,487      371,431      347,953

Non-current liabilities

  Long-term debt                                                    709,342      621,717      594,360
  Non-current deferred income taxes                                 102,129       81,923       68,924
  Other non-current liabilities                                      34,346       34,809       35,274
                                                                -----------  -----------  -----------
    Total non-current liabilities                                   845,817      738,449      698,558

Shareholders' equity
  Preferred stock, without par value, 10,000 shares authorized           --           --           --
  Common stock, without par value, 200,000 shares authorized        507,025      516,098      518,996
  Accumulated other comprehensive income (loss)                      34,434        3,593       (7,377)
  Retained earnings                                                 163,798      121,053      112,744
                                                                -----------  -----------  -----------
    Total shareholders' equity                                      705,257      640,744      624,363
                                                                -----------  -----------  -----------
                                                                $ 1,890,561  $ 1,750,624  $ 1,670,874
                                                                ===========  ===========  ===========

Supplemental Disclosures of Balance Sheet Information
  Allowance for doubtful accounts                               $     9,933  $    11,178  $    10,619
  Allowance for inventory                                       $    37,390  $    42,509  $    43,035
  Working capital                                               $   373,415  $   285,747  $   245,091
  Preferred stock, shares issued                                         --           --           --
  Common stock, shares issued                                        92,510       92,922       93,087

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                 Year-to-Date
                                                                             --------------------
                                                                              2007         2006
                                                                             ---------   --------
Cash Flows (For) From Operating Activities
  Net income                                                                 $  55,026   $ 59,138
  Adjustments to derive cash flows
    Write-off of in-process research and development                             8,252         --
    Depreciation and amortization                                               41,997     42,155
    Share-based compensation                                                     6,530      7,274
    Deferred income taxes                                                       12,749     (2,707)
                                                                             ---------   --------
  Sub-total                                                                    124,554    105,860
                                                                             ---------   --------

  Changes in operating assets and liabilities
    Accounts receivable                                                         (8,616)    (8,701)
    Inventories                                                                 (4,224)     1,201
    Accounts payable                                                           (19,254)    19,180
    Payroll and related taxes                                                  (10,151)     5,928
    Accrued customer programs                                                   (9,040)     4,354
    Accrued liabilities                                                          2,968    (12,358)
    Accrued income taxes                                                         3,008    (17,480)
    Other                                                                       (5,084)    12,648
                                                                             ---------   --------
  Sub-total                                                                    (50,393)     4,772
                                                                             ---------   --------
      Net cash from operating activities                                        74,161    110,632
                                                                             ---------   --------

Cash Flows (For) From Investing Activities
  Purchases of securities                                                     (228,341)   (29,134)
  Proceeds from sales of securities                                            198,530     39,384
  Additions to property and equipment                                          (30,133)   (18,672)
  Proceeds from sale of property and equipment                                   2,613         --
  Acquisition of assets                                                        (59,538)        --
                                                                             ---------   --------
      Net cash for investing activities                                       (116,869)    (8,422)
                                                                             ---------   --------

Cash (For) From Financing Activities
  Borrowings (repayments) of short-term debt, net                              (16,293)     1,543
  Borrowings of long-term debt                                                 130,000     15,000
  Repayments of long-term debt                                                 (30,000)   (75,000)
  Tax effect of stock transactions                                                 (30)      (762)
  Issuance of common stock                                                       5,347      5,223
  Repurchases of common stock                                                  (20,919)   (20,488)
  Cash dividends                                                               (12,281)   (11,660)
                                                                             ---------   --------
      Net cash (for) from financing activities                                  55,824    (86,144)
                                                                             ---------   --------

      Net increase in cash and cash equivalents                                 13,116     16,066
Cash and cash equivalents, beginning of period                                  19,018     16,707
Effect of exchange rate changes on cash                                          2,739     (3,605)
                                                                             ---------   --------
Cash and cash equivalents, end of period                                     $  34,873   $ 29,168
                                                                             =========   ========

Supplemental Disclosures of Cash Flow Information
  Cash paid/received during the period for:
    Interest paid                                                            $  25,547   $ 27,093
    Interest received                                                        $  15,119   $ 15,870
    Income taxes paid                                                        $   8,500   $ 40,106
    Income taxes refunded                                                    $   8,443   $  5,239

See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                    (in thousands, except per share amounts)

Perrigo Company is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and prescription pharmaceuticals, nutritional products, active pharmaceutical ingredients (API) and consumer products. The Company is the world's largest manufacturer of OTC pharmaceuticals and nutritional products for the store brand market.

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

Operating results for the three quarters ended March 31, 2007 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended July 1, 2006.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109, Accounting for Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of the interpretation is not expected to have a material impact on the Company's consolidated results of operations or financial position.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)". The scope of this Issue includes taxes that are externally imposed on a revenue producing transaction between a seller and a customer. The EITF concluded that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of such taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The EITF was effective as of the third quarter of fiscal 2007 and had no impact on the Company's consolidated financial statements. The Company records such taxes on a net basis.

 In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for the Company's fiscal year ending June 27, 2009. The Company has not yet determined if the adoption of this statement will have a material impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)". SFAS 158 requires companies to recognize a net liability or asset and an offsetting net of tax adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company's fiscal year ending June 30, 2007. Based on preliminary evaluations of SFAS 158, the Company does not expect the adoption of this requirement of the statement to have a material impact on its results of operations or financial position. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending June 27, 2009. Since the Company's measurement date currently aligns with its year-end balance sheet date, this requirement will have no impact on the Company's consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 becomes effective during the Company's 2007 fiscal year. The Company does not expect that the adoption of SAB 108 will have a material impact on its consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- including an amendment of FAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company's consolidated results of operations or financial position.

NOTE B - ACQUISITIONS

Qualis, Inc. - On March 7, 2007, the Company announced that it entered into a purchase agreement to acquire Qualis, Inc., a privately-owned manufacturer of store brand pediculicide products, for $12,000. The assets to be acquired in this transaction consist of the intangible assets attributable to the products acquired, which include primarily store brand over-the-counter product formulations that compare to Rid(R) and Nix(R). The transaction is expected to close on or around June 30, 2007.

Glades Pharmaceuticals, Inc. - On March 26, 2007, the Company acquired certain generic prescription dermatological products from Glades Pharmaceuticals, Inc. (Glades) for approximately $57,000 in cash plus $2,500 of consideration for future research and development collaborations. These assets are included in the accompanying consolidated balance sheet as of March 31, 2007. The operating results related to these products will be included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations beginning in the fourth quarter of fiscal 2007.

The total allocated purchase price for accounting purposes through March 31, 2007 was $37,538. In addition, the Company has placed $22,000 in an escrow account pending the resolution of a contingency with respect to a single product. At March 31, 2007, these escrow funds are included in restricted cash. This contingency is required to be resolved within two years of the purchase date. Upon satisfactory resolution of the contingency, the total purchase price would be increased to $59,538; otherwise, the $22,000 will be returned to the Company. The $37,538 allocated purchase price includes the fair value assigned to the Company's license to market and distribute the product during the period until the escrow funds are released. The Company has allocated the current purchase price of $37,538 as follows:

Intangible assets - developed product technology         $  23,617
Intangible assets - in-process research and development      8,252
Inventory                                                    5,669
                                                         ---------
          Total assets acquired                          $  37,538
                                                         =========

Management assigned fair value to the identifiable intangible assets by estimating the discounted forecasted cash flows of the products acquired. The average estimated useful life of the developed product technology is 12 years and will be amortized on a straight-line basis. The amount allocated to in-process research and development was charged to operations in the third quarter of fiscal 2007. The valuation of in-process research and development related to projects which were assigned fair values by discounting forecasted cash flows directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a discount rate of 11% and commencement of net cash inflows that varied between one and three years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and therefore was required to be expensed as of the acquisition date. Over the next two years, the Company estimates that it will incur additional costs related to efforts necessary to develop the acquired, incomplete technology into commercially viable products that could be as much as or more than $500. If the Company is unable to develop commercially viable products or obtain approval from the United States Food and Drug Administration
(FDA) as required, the Company's future revenues and net income will be adversely impacted.

A step-up in the value of inventory of $4,573 was recorded in the allocation of the purchase price based on valuation estimates. The total amount allocated to inventory of $5,669, which includes the step-up amount, will be charged to cost of sales as the inventory is sold over the next three to six months, but is not expected to have any impact beyond that period.

NOTE C - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                       Third Quarter    Year-to-Date
                                                      --------------    -------------
                                                       2007    2006     2007     2006
                                                     -------  -------  -------  -------
Numerator:
Net income used for both basic and diluted EPS       $17,056  $20,861  $55,026  $59,138
                                                     =======  =======  =======  =======

Denominator:
Weighted average shares outstanding for basic EPS     91,643   92,683   92,161   92,966
Dilutive effect of share-based awards                  1,655    1,361    1,443    1,177
                                                     -------  -------  -------  -------
Weighted average shares outstanding for diluted EPS   93,298   94,044   93,604   94,143
                                                     =======  =======  =======  =======

Share-based awards outstanding that are anti-dilutive were 2,679 and 3,291 for the third quarters of fiscal 2007 and 2006, respectively, and 2,762 and 4,584 for year-to-date fiscal 2007 and 2006, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE D - INVENTORIES

Inventories are summarized as follows:

                  March 31,  July 1,    March 25,
                    2007       2006       2006
                  ---------  --------   ---------
Finished goods    $150,187   $148,603   $145,398
Work in process     75,499     70,974     60,084
Raw materials       84,586     83,364     68,186
                  --------   --------   --------
                  $310,272   $302,941   $273,668
                  ========   ========   ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $37,390 at March 31, 2007, $42,509 at July 1, 2006 and $43,035 at March 25, 2006.

NOTE E - GOODWILL

Goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year. The current year testing resulted in no impairment charge related to these segments. The Company's API business is heavily dependent on new products currently under development. Although not anticipated at this time, the termination of certain key product development projects could have a materially adverse impact on the future results of the API segment, which may include a charge for goodwill impairment. The goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The current year testing resulted in no impairment charge related to the Consumer Healthcare segment.

There were no acquisitions, dispositions or impairments of goodwill during fiscal 2007. Changes in the carrying amount of goodwill, by reportable segment, are as follows:

                                    Consumer   Rx Pharma-
                                   Healthcare  ceuticals     API        Total
                                   --------    --------    --------    --------
Balance as of July 1, 2006         $ 44,452    $ 61,406    $ 46,325    $152,183
Goodwill adjustment                      --      14,877      11,326      26,203
Currency translation adjustment       2,230       5,055       3,779      11,064
                                   --------    --------    --------    --------
Balance as of March 31, 2007       $ 46,682    $ 81,338    $ 61,430    $189,450
                                   ========    ========    ========    ========

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

NOTE F - INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following:

                                                  March 31, 2007           July 1, 2006
                                              -----------------------    -------------------
                                                         Accumulated             Accumulated
                                               Gross     Amortization    Gross   Amortization
                                              ------     ------------    -----   ------------
Developed product technology / formulation    $149,551    $ 17,582      $117,615   $ 10,656
Distribution and license agreements             19,830       5,474        18,755      3,765
Customer relationships                           4,900       3,688         4,900      2,698
Trademarks                                       9,984       1,622         9,503      1,228
                                              --------    --------      --------   --------
               Total                          $184,265    $ 28,366      $150,773   $ 18,347
                                              ========    ========      ========   ========

The Company recorded a charge for amortization expense of $9,783 and $8,856 for year-to-date fiscal 2007 and 2006, respectively, for intangible assets subject to amortization.

Estimated amortization expense increased significantly from the second quarter of fiscal 2007 due to the intangible assets acquired in the Glades acquisition. The expense below assumes that the related contingency is satisfactorily resolved within the next two years. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year                    Amount
-----------                    ------
 2007 (1)                     $ 3,825
 2008                          14,700
 2009                          15,200
 2010                          13,300
 2011                          13,300

(1) Reflects remaining three months of fiscal 2007.

NOTE G - OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

                                                  March 31,    July 1,    March 25,
                                                    2007        2006       2006
                                                  ---------   --------    ---------
Short-term debt:
     Swingline loan                               $  3,763    $ 19,195    $ 19,867
     Bank loan - Germany subsidiary                     --          --       5,092
     Bank loans - Mexico subsidiary                     --         886       2,010
     Current portion of long-term debt              14,910          --          --
                                                  --------    --------    --------
               Total                                18,673      20,081      26,969
                                                  --------    --------    --------

Long-term debt:
     Revolving line of credit                      180,000      80,000      55,000
     Term loan                                     100,000     100,000     100,000
     Letter of undertaking - Israel subsidiary     400,000     400,000     400,000
     Debenture - Israel subsidiary                  29,342      41,717      39,360
                                                  --------    --------    --------
               Total                               709,342     621,717     594,360
                                                  --------    --------    --------

               Total debt                         $728,015    $641,798    $621,329
                                                  ========    ========    ========

The terms of the loan related to the letter of undertaking indicated above require that the Company maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is included in the balance sheet as a non-current asset.

NOTE H - SHAREHOLDERS' EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased is retired upon purchase. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The Company repurchased 317 shares of its common stock for $5,372 and 262 shares of its common stock for $4,087 during the third quarter of fiscal

2007 and 2006, respectively. Year-to-date, the Company repurchased 1,279 shares of its common stock for $20,919 and 1,431 shares of its common stock for $20,488 in fiscal 2007 and 2006, respectively. Year-to-date, private party transactions accounted for 19 shares and 112 shares in fiscal 2007 and 2006, respectively.

NOTE I - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                                         Third Quarter              Year-to-Date
                                                                      ---------------------     ---------------------
                                                                         2007         2006        2007        2006
                                                                      --------     --------     --------     --------
Net income                                                            $ 17,056     $ 20,861     $ 55,026     $ 59,138

Other comprehensive income (loss):
        Change in fair value of derivative instruments, net of tax        (422)         964       (2,130)       4,253
        Foreign currency translation adjustments                         3,022          510       33,470      (10,131)
        Change in fair value of investment securities, net of tax          378         (206)        (499)         188
                                                                      --------     --------     --------     --------
Comprehensive income                                                  $ 20,034     $ 22,129     $ 85,867     $ 53,448
                                                                      ========     ========     ========     ========

NOTE J - COMMITMENTS AND CONTINGENCIES

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

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $470, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of March 31, 2007.

NOTE K - SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses are comprised of certain corporate services that are not allocated to the segments. These corporate services generally relate to executive management, human resources, finance and information technology. Year-to-date and third quarter fiscal 2007 included a one-time write-off of in-process research and development for $8,252 related to the assets acquired from Glades Pharmaceuticals, Inc. Year-to-date fiscal 2006 unallocated expenses included one-time integration costs related to the Company's fiscal 2005 acquisition of Agis Industries.



                                                Rx
                               Consumer       Pharma-                                Unallocated
                              Healthcare     ceuticals         API         Other       expenses        Total
                              ----------     ---------         ---         -----       --------        -----
Third Quarter 2007
   Net sales                  $  262,277    $   34,025    $   30,095    $   35,891            --     $  362,288
   Operating income (loss)    $   21,578    $    7,448    $    4,002    $    1,105    $  (10,602)    $   23,531

Third Quarter 2006
   Net sales                  $  238,594    $   30,237    $   30,250    $   33,240            --     $  332,321
   Operating income (loss)    $   20,434    $    4,260    $    7,969    $      747    $   (3,055)    $   30,355

Year-to-Date 2007
   Net sales                  $  780,033    $   93,710    $   88,507    $  110,882            --     $1,073,132
   Operating income (loss)    $   56,098    $   16,921    $   14,589    $    6,745    $  (18,723)    $   75,630

Year-to-Date 2006
   Net sales                  $  735,916    $   87,976    $   83,904    $  103,956            --     $1,011,752
   Operating income (loss)    $   65,196    $   13,396    $   21,100    $      877    $  (10,176)    $   90,393

NOTE L - RESTRUCTURING

In the fourth quarter of fiscal 2006, as a result of an ongoing review of its Consumer Healthcare operating strategies, the Company's Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives. This action resulted in the sale of one Michigan plant and the closure of an additional Michigan plant, both in the second quarter of fiscal 2007. The Company recorded a gain of $1,276 in the second quarter of fiscal 2007 based on the cash proceeds from the sale of the plant. The gain is included in the restructuring line of the income statement. The Company also recorded a $1,500 note receivable from the buyer of the plant. This amount, reflecting further gain on the sale of the plant, has been deferred and will be recognized as the note is repaid over the next five years. In addition, the Company incurred a charge of $2,224 in the first three quarters of fiscal 2007 for employee-related and plant shutdown costs. The employee-related charge was $1,578 for termination benefits for 72 employees. Unpaid termination benefits of $168 as of March 31, 2007 are expected to be paid over the next three months.

                                         Fiscal 2006 Restructuring
                                           Employee Termination
                                         -------------------------
Balance at December 30, 2006                      $ 657
Additions                                           427
Payments                                           (916)
                                                  -----
Balance at March 31, 2007                         $ 168
                                                  =====

In connection with the Agis acquisition in fiscal 2005, the Company accrued $3,933 of restructuring costs, consisting of employee termination benefits for 60 employees and certain lease termination costs. The Company made payments to employees of $497 in the first three quarters of fiscal 2007 and recorded a final adjustment to the accrual in the third quarter of fiscal 2007 as no further termination benefits will be paid related to this restructuring. The activity related to these restructuring costs is as follows:

                                       Fiscal 2005 Restructuring
                              ------------------------------------------
                              Employee Termination     Lease Termination
                              --------------------     -----------------
Balance at July 1, 2006           $   871                   $ 1,098
Adjustment                           (374)                       --
Payments                             (497)                      (97)
                                  -------                   -------
Balance at March 31, 2007         $    --                   $ 1,001
                                  =======                   =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THIRD QUARTER FISCAL YEARS 2007 AND 2006
                    (in thousands, except per share amounts)

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

Seasonality - The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first three quarters of fiscal 2007 are not necessarily indicative of the results that may be expected for a full year.

Acquisitions - On March 7, 2007, the Company announced that it entered into a purchase agreement to acquire Qualis, Inc., a privately-owned manufacturer of store brand pediculicide products, for $12,000. The assets to be acquired in this transaction consist of the intangible assets attributable to the products acquired, which include primarily store brand over-the-counter product formulations that compare to Rid(R) and Nix(R). The transaction is expected to close on or around June 30, 2007.

On March 26, 2007, the Company acquired certain generic prescription dermatological products from Glades Pharmaceuticals, Inc. (Glades) for approximately $57,000 in cash plus $2,500 of consideration for future research and development collaborations. These assets are included in the accompanying consolidated balance sheet as of March 31, 2007. The operating results related to these products will be included in the Company's consolidated results of operations beginning in the fourth quarter of fiscal 2007.

Current Year Results - Net sales for the third quarter of fiscal 2007 were $362,288, an increase of 9% over fiscal 2006. The increase was driven primarily by the Consumer Healthcare segment. Consolidated new product sales for the third quarter of fiscal 2007 were approximately $19,000. Gross profit was $100,209, an increase of 3% over fiscal 2006. The gross profit percentage in the third quarter of fiscal 2007 was 27.7%, down from 29.3% in last year's third quarter. Operating expenses in the third quarter of fiscal 2007 were $76,678, an increase of 15% over fiscal 2006. Operating expenses as a percent of net sales were 21.2%, up from 20.1% in the third quarter of fiscal 2006. Net income was $17,056, a decrease of 18% from fiscal 2006. The third quarter of fiscal 2007 was negatively impacted by the in-process research and development charge related to the Glades acquisition, the effect of which was partially offset by the favorable effective tax rate.

Year-to-date net sales for fiscal 2007 were $1,073,132, an increase of 6% over fiscal 2006. The increase spanned all of the Company's segments and included new product sales of approximately $53,000. Gross profit was $293,151, an increase of 1% over fiscal 2006. The year-to-date gross profit percentage in fiscal 2007 was 27.3%, down from 28.6% last year. Operating expenses were $217,521, an increase of 9% over fiscal 2006 and up slightly as a percent of net sales over fiscal 2006. Net income was $55,026, a decrease of 7% from fiscal 2006. Year-to-date fiscal 2007 was negatively impacted by the acetaminophen product recall and the in-process research and development charge related to the Glades acquisition, the effects of which were partially offset by the favorable effective tax rate.

Further details related to current year results are included in the following Results of Operations.

Product Recall - On November 9, 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500 mg caplets containing raw material purchased from a third party supplier. The Company's quality control systems noted trace amounts of metal particulate in a very small number of these caplet products. The probability of health risk is extremely remote. Following the announcement of the recall, the Company received numerous consumer inquiries, and in order to properly address these inquiries, voluntarily initiated a consumer level return program in addition to the retail returns process. The total cost of the recall is estimated to be approximately $6,300 and has been recorded in the first three quarters of fiscal 2007. The charge included sales returns and refunds, handling of on-hand inventories, disposal of inventory and management of consumer inquiries. The total charge recorded in the third quarter of fiscal 2007 was approximately $300. This product recall related to the Consumer Healthcare segment. While the Company believes its estimate of the total cost of the recall is reasonable, the Company cannot predict whether this recall will have any further impact on its results of operations.

Pseudoephedrine - The Company continued to be impacted by the legislative and market concerns related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Net sales of these products in the first three quarters of fiscal 2007 were approximately $61,000 lower than the corresponding quarters of fiscal 2006. Net sales of pseudoephedrine products are expected to be approximately $30,000 for fiscal 2007, excluding expected sales of pseudoephedrine replacement products.

RESULTS OF OPERATIONS

CONSUMER HEALTHCARE

                           Third Quarter           Year-to-Date
                       --------------------    --------------------
                         2007        2006        2007        2006
                       --------    --------    --------    --------
Net sales              $262,277    $238,594    $780,033    $735,916

Gross profit           $ 59,233    $ 60,166    $174,780    $182,539
Gross profit %             22.6%       25.2%       22.4%       24.8%

Operating expenses     $ 37,655    $ 39,732    $118,682    $117,343
Operating expenses %       14.4%       16.6%       15.2%       15.9%

Operating income       $ 21,578    $ 20,434    $ 56,098    $ 65,196
Operating income %          8.2%        8.6%        7.2%        8.9%

Net Sales

Third quarter net sales for fiscal 2007 increased 10% or $23,683 compared to fiscal 2006. The increase was comprised of $8,800 of international sales and $14,900 of domestic sales. The increase in international sales resulted from higher unit sales of existing products as well as $2,500 from favorable foreign currency exchange. The domestic increases were driven by $16,700 of new product sales in the smoking cessation, gastrointestinal and nutrition categories along with an $11,000 increase in higher unit sales of existing products in the analgesics and cough/cold categories compared to the third quarter of fiscal 2006. The domestic increases were partly offset by a $1,100 decrease in the combination of pseudoephedrine and phenylephrine-containing products along with lower unit sales of existing products in the smoking cessation, gastrointestinal and nutrition product categories of $12,000.

Year-to-date net sales for fiscal 2007 increased 6% or $44,117 compared to fiscal 2006. The increase was comprised of $21,600 of international sales and $22,500 of domestic sales. The increase in international sales resulted from higher unit sales of existing products as well as $4,600 from favorable foreign currency exchange. The domestic increase resulted from $44,400 of new product sales in the smoking cessation, gastrointestinal and nutrition categories along with a $17,000 increase from higher unit sales of existing products in the analgesics and cough/cold categories. These combined domestic increases were partially offset by an $18,000 decrease in lower unit sales of existing products in the gastrointestinal and nutrition product categories along with sales declines from the combination of pseudoephedrine and phenylephrine-containing products of $19,600 in fiscal 2007 compared to fiscal 2006.

The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Net sales of these products in the first three quarters of fiscal 2007 were approximately $61,000 lower than the corresponding quarters of fiscal 2006. Net sales of pseudoephedrine products are expected to be approximately $30,000 for fiscal 2007, excluding expected sales of pseudoephedrine replacement products.

Gross Profit

Third quarter gross profit for fiscal 2007 decreased 2% or $933 compared to fiscal 2006. The decrease was primarily due to higher costs for production and quality assurance and the unfavorable margin impact from lower unit sales of pseudoephedrine-containing products. These decreases were partly offset by the gross profit on increased sales volume attributed to new products and international sales.

Year-to-date gross profit for fiscal 2007 decreased 4% or $7,759 compared to fiscal 2006. The decrease was primarily due to higher costs for production and quality assurance, the unfavorable margin impact from lower unit sales of pseudoephedrine-containing products and the acetaminophen product recall (described below). These decreases were partly offset by the gross profit on increased sales volume attributed to new products and international sales.

On November 9, 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500 mg caplets containing raw material purchased from a third party supplier. The Company's quality control systems noted trace amounts of metal particulate in a very small number of these caplet products. The probability of health risk is extremely remote. Following the announcement of the recall, the Company received numerous consumer inquiries, and in order to properly address these inquiries, voluntarily initiated a consumer level return program in addition to the retail returns process. The total cost of the recall is estimated to be approximately $6,300 and was recorded in the first three quarters of fiscal 2007. The charge included sales returns and refunds, handling of on-hand inventories, disposal of inventory and management of consumer inquiries. While the Company believes its estimate of the total cost of the recall is reasonable, the Company cannot predict whether this recall will have any further impact on its results of operations.

Operating Expenses

Third quarter operating expenses for fiscal 2007 decreased 5% or $2,077 compared to fiscal 2006. The decreases were primarily due to lower employee-related costs and a reduction in bad debt expense, which were partially offset by an increase in research and development costs. Year-to-date operating expenses for fiscal 2007 increased 1% or $1,339 compared to fiscal 2006. The increases were primarily due to higher research and development, relocation and recruiting costs, as well as a restructuring charge, which were partially offset by a reduction in bad debt expense and employee-related costs.

RX PHARMACEUTICALS

                          Third Quarter         Year-to-Date
                       -------------------   ------------------
                         2007       2006       2007       2006
                       --------   --------   --------   -------
Net sales              $34,025    $30,237    $93,710    $87,976

Gross profit           $16,131    $11,544    $41,305    $34,761
Gross profit %            47.4%      38.2%      44.1%      39.5%

Operating expenses     $ 8,683    $ 7,284    $24,384    $21,365
Operating expenses %      25.5%      24.1%      26.0%      24.3%

Operating income       $ 7,448    $ 4,260    $16,921    $13,396
Operating income %        21.9%      14.1%      18.1%      15.2%

Net Sales

Third quarter net sales for fiscal 2007 increased 13% or $3,788 compared to fiscal 2006. This increase was primarily due to an increase in service and royalty revenues, partially offset by price erosion.

Year-to-date net sales for fiscal 2007 increased 7% or $5,734 compared to fiscal 2006. This increase was primarily due to an increase in service and royalty revenues of approximately $15,500 and new product sales of approximately $5,900, partially offset by pricing pressure on current products sold under Abbreviated New Drug Applications (ANDA) and an increase in expense for customer-related programs of $5,000. Fiscal 2006 was unfavorably impacted by a mesalamine product recall (described below) that decreased sales $1,350.

Fiscal 2007 results include an increase in expense related to the Company's customer programs in the Rx Pharmaceuticals segment as noted above. Customer programs are common in the industry and include such items as rebates and chargebacks. The determination of the liability for these programs involves a significant amount of estimation. The Company has a methodology by which it accrues and validates its accrual of these expenses. This methodology includes several variables: inventory reports supplied by wholesalers that indicate inventory levels, detailed computations using historical payments and estimates of sell-through to retailers with varying contract prices. The Company has been monitoring its methodology and made material changes to certain of these estimates in the second quarter of fiscal 2007. The changes to the estimates are intended to further enhance the accuracy and reliability of the calculation of the liability and to reduce the risk of incremental charges for customer programs.

Gross Profit

Third quarter gross profit for fiscal 2007 increased 40% or $4,587 compared to fiscal 2006, primarily due to an increase in service and royalty revenues.

Year-to-date gross profit for fiscal 2007 increased 19% or $6,544 compared to fiscal 2006. The increase was due primarily to the increase in service and royalty revenues and the absence of the mesalamine product recall, partially offset by pricing pressure on current ANDA products and the increase in expense for customer programs.

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

Operating Expenses

Third quarter operating expenses for fiscal 2007 increased 19% or $1,399 compared to fiscal 2006. Year-to-date operating expenses for fiscal 2007 increased 14% or $3,019 compared to fiscal 2006. The increase in both periods was primarily due to higher spending for research and development.

API

                                    Third Quarter              Year-to-Date
                                 --------------------      --------------------
                                   2007        2006         2007          2006
                                 -------      -------      -------      -------
Net sales                        $30,095      $30,250      $88,507      $83,904

Gross profit                     $12,499      $14,310      $38,463      $39,111
Gross profit %                      41.5%        47.3%        43.5%        46.6%

Operating expenses               $ 8,497      $ 6,341      $23,874      $18,011
Operating expenses %                28.2%        21.0%        27.0%        21.5%

Operating income                 $ 4,002      $ 7,969      $14,589      $21,100
Operating income %                  13.3%        26.3%        16.5%        25.1%

Net Sales

Third quarter net sales for fiscal 2007 were essentially flat compared to fiscal 2006. Fiscal 2006 included a one-time sale of intellectual property assets for $4,000. This reduction in revenue, however, was offset by an increase in sales of new products as well as sales of existing products in the North American and Japanese markets.

Year-to-date net sales for fiscal 2007 increased 5% or $4,603 compared to fiscal 2006. This increase was due to sales of new products of approximately $2,300 as well as an increase of approximately $10,400 related to customer and product mix changes, partially offset by the absence in fiscal 2007 of the $4,000 sale of intellectual property. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material. The current trend of increased sales may not continue due to this dependency.

Gross Profit

Third quarter gross profit for fiscal 2007 decreased 13% or $1,811 compared to fiscal 2006. This decrease was primarily due to the absence of the sale of intellectual property, but was partially offset by the increased volume attributable to new products and a change in customer and product mix.

Year-to-date gross profit for fiscal 2007 decreased 2% or $648 compared to fiscal 2006. The year-to-date gross profit for fiscal 2006 included approximately $4,000 in revenue related to the sale of intellectual property as well as a charge of $1,747 for the write-off of the step-up in the value of inventory resulting from the Agis acquisition. The net decrease from the absence of this fiscal 2006 activity was mostly offset by the gross profit on increased volume attributable to new products and changes in customer and product sales mix.

Operating Expenses

Third quarter operating expenses for fiscal 2007 increased 34% or $2,156 compared to fiscal 2006. Year-to-date operating expenses for fiscal 2007 increased 33% or $5,863 compared to fiscal 2006. The increase in both periods was primarily due to increased spending for research and development and higher commissions on sales of certain products.

OTHER

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

                                    Third Quarter              Year-to-Date
                                ---------------------     ---------------------
                                  2007         2006         2007         2006
                                --------     --------     --------     --------
Net sales                       $ 35,891     $ 33,240     $110,882     $103,956

Gross profit                    $ 12,346     $ 11,258     $ 38,603     $ 33,353
Gross profit %                      34.4%        33.9%        34.8%        32.1%

Operating expenses              $ 11,241     $ 10,511     $ 31,858     $ 32,476
Operating expenses %                31.3%        31.7%        28.7%        31.3%

Operating income                $  1,105     $    747     $  6,745     $    877
Operating income %                   3.1%         2.2%         6.1%         0.8%

Third quarter net sales for fiscal 2007 increased 8% or $2,651 compared to fiscal 2006. The increase was primarily due to changes in the Israeli shekel to U.S. dollar foreign exchange rate, partially offset by changes in customer and product mix. Third quarter gross profit for fiscal 2007 increased 10% or $1,088 compared to fiscal 2006, primarily due to changes in the foreign exchange rate.

Year-to-date net sales for fiscal 2007 increased 7% or $6,926 compared to fiscal 2006, primarily due to changes in the foreign exchange rate and changes in customer and product mix. Year-to-date gross profit for fiscal 2007 increased 16% or $5,250 compared to fiscal 2006. The year-to-date gross profit for fiscal 2006 included a charge of $2,697 for the write-off of the step-up in the value of inventory resulting from the Agis acquisition. The remainder of the gross profit increase was primarily due to changes in the foreign exchange rate.

Third quarter operating expenses for fiscal 2007 increased 7% or $730 compared to fiscal 2006 primarily due to an increase in sales commissions and administrative expenses. Year-to-date operating expenses for fiscal 2007 decreased 2% or $618 compared to fiscal 2006 primarily due to lower administrative expenses, partially offset by an increase in sales commissions.

UNALLOCATED EXPENSES

                                        Third Quarter          Year-to-Date
                                   -------------------     --------------------
                                      2007        2006        2007       2006
                                   --------    --------    --------    --------
Operating expenses                 $ 10,602    $  3,055    $ 18,723    $ 10,176

Operating income (loss)            $(10,602)   $ (3,055)   $(18,723)   $(10,176)

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. These corporate services generally related to executive management, human resources, finance and information technology. Unallocated expenses for the third quarter increased $7,547 in fiscal 2007 compared to fiscal 2006 primarily due to the in-process research and development charge related to the Glades acquisition. Year-to-date unallocated expenses increased $8,547 compared to fiscal 2006 primarily due to the in-process research and development charge related to the Glades acquisition and higher wages and benefits. Year-to-date fiscal 2006 included acquisition integration costs related to Agis of $2,600.

INTEREST AND OTHER (CONSOLIDATED)

Interest expense for the third quarter was $8,884 for fiscal 2007 and $7,884 for fiscal 2006. Interest income for the third quarter was $5,234 for fiscal 2007 and $5,419 for fiscal 2006. Other income was $1,874 for the third quarter of fiscal 2007 compared to $2,310 for the third quarter of fiscal 2006.

Year-to-date interest expense was $26,655 for fiscal 2007 and $27,476 for fiscal 2006. Year-to-date interest income was $15,119 for fiscal 2007 and $15,870 for fiscal 2006. Year-to-date other income was $4,193 and $9,346 for fiscal 2007 and 2006, respectively. Other income for fiscal 2006 included a gain of $4,666 from the sale of an equity investment.

INCOME TAXES (CONSOLIDATED)

The third quarter effective tax rate was 21.6% for fiscal 2007 and 30.9% for fiscal 2006. Year-to-date the effective tax rate was 19.4% for fiscal 2007 and 32.9% for fiscal 2006. The Company's international expansion has changed the relative composition of U.S. and foreign income resulting in a lower effective tax rate than the Company had historically experienced. This tax rate will fluctuate from quarter to quarter depending on the composition of income before tax. Eighty percent of income before tax in the first three quarters of fiscal 2007 was contributed by foreign entities with a tax rate lower than the U.S. statutory rate. The Company estimates the annualized effective tax rate for fiscal 2007 will be between 20% and 23%.

The effective tax rate for fiscal 2007 included the impact of the newly enacted Tax Relief and Healthcare Act of 2006 (the Act). Among other provisions, the Act provides for the restoration of the research and development tax credit, applied retroactively to January 1, 2006. Accordingly, tax expense in the second quarter of fiscal 2007 was reduced approximately $1,300 to reflect the one-time impact of the retroactive application of the Act.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities increased $57,240 to $93,093 at March 31, 2007 from $35,853 at March 25, 2006. Working capital, including cash, increased $128,324 to $373,415 at March

31, 2007 from $245,091 at March 25, 2006. The increase in working capital was due primarily to an increase in cash and investment securities, higher inventory levels and accounts receivable associated with higher sales volume.

Year-to-date net cash provided from operating activities decreased by $36,471 to $74,161 for fiscal 2007 compared to $110,632 for fiscal 2006. The decreased cash from operations was primarily due to the change in inventory and accounts payable related to a strategic build-up of inventories that occurred earlier in the fiscal year, fiscal 2006 employee bonuses that were paid in fiscal 2007 and increased sales volume, partially offset by lower payments for income taxes.

Year-to-date net cash used for investing activities increased $108,447 to $116,869 for fiscal 2007 compared to $8,422 for fiscal 2006 primarily due to higher capital expenditures, the Glades asset acquisition and a net increase in the purchase of investment securities.

Year-to-date capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are anticipated to be $40,000 to $45,000 for fiscal 2007. The annual capital expenditures for fiscal 2006 were $36,000.

Year-to-date net cash provided from financing activities increased $141,968 to $55,824 for fiscal 2007 compared to cash used for financing activities of $86,144 for fiscal 2006. The increased cash from financing activities was primarily due to increased net borrowings of long-term debt to fund the Glades asset acquisition and the Company's working capital requirements.

The Company repurchased 317 shares of its common stock for $5,372 and 262 shares for $4,087 during the third quarter of fiscal 2007 and 2006, respectively. Year-to-date, the Company repurchased 1,279 shares of its common stock for $20,919 and 1,431 shares for $20,488 in fiscal 2007 and 2006, respectively. Private party transactions accounted for 1 share in each of the third quarters of fiscal 2007 and 2006. Year-to-date, private party transactions accounted for 19 shares and 112 shares in fiscal 2007 and 2006, respectively.

The Company paid quarterly dividends totaling $12,281 and $11,660, or $0.1325 and $0.125 per share, for the first three quarters of fiscal 2007 and 2006, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

GUARANTIES AND CONTRACTUAL OBLIGATIONS

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $470, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of March 31, 2007.

During the third quarter of fiscal 2007, there were no material changes in contractual obligations.

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

A chargeback relates to an agreement the Company has with a wholesaler, a retail customer that will ultimately purchase product from a wholesaler or a pharmaceutical buying group for a contracted price that is different than the Company's price to the wholesaler. The wholesaler will issue an invoice to the Company for the difference in the contract prices. The calculation of the accrual for chargebacks includes several variables: inventory reports supplied by wholesalers that indicate inventory levels, detailed computations using historical payments and estimates of sell-through to retailers with varying contract prices.

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

The following table summarizes the activity included in the balance sheet for accounts receivable allowances and customer program accruals:

                                                           Year-to-Date
                                                    ---------------------------
                                                      2007              2006
                                                    ---------         ---------
Balance, beginning of period                        $  54,456         $  48,378
         Provision recorded                           144,487           110,212
         Credits processed                           (156,042)         (107,253)
                                                    ---------         ---------
Balance, end of the period                          $  42,901         $  51,337
                                                    =========         =========

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $9,933 at March 31, 2007, $11,178 at July 1, 2006, and $10,619 at March 25, 2006.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $37,390 at March 31, 2007, $42,509 at July 1, 2006 and $43,035 at March 25, 2006.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year. The current year testing in both the second and third quarter resulted in no impairment charge. The Company's API business is heavily dependent on new products currently under development. Although not anticipated at this time, the termination of certain key product development projects could have a materially adverse impact on the future results of the API segment, which may include a charge for goodwill impairment. Goodwill was $189,450 at March 31, 2007, $152,183 at July 1, 2006 and $147,633 at March 25, 2006.

Other Intangible Assets - Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are related to the Agis acquisition and are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets were $155,899 at March 31, 2007, $132,426 at July 1, 2006 and $138,043 at March 25, 2006.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $2,435 at March 31, 2007, $1,937 at July 1, 2006 and $1,825 at March 25, 2006. The accrual for workers' compensation claims was $1,836 at March 31, 2007, $1,919 at July 1, 2006 and $2,968 at March 25, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks due to changes in currency exchange rates and interest rates.

The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance the Agis acquisition and working capital requirements and interest income earned on its investment of cash on hand. As of March 31, 2007, the Company had invested cash, cash equivalents and investment securities of $93,093 and short and long-term debt, net of restricted cash, of $306,015.

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

Item 4.  Controls and Procedures

As of March 31, 2007, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, as well as an evaluation and consideration of the update described below, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Following is an update of the remediation plan related to the Company's fiscal 2005 Agis acquisition which should be read in conjunction with Item 9A. Controls and Procedures included in the Company's Form 10-K for the fiscal year ended July 1, 2006.

     - The Company implemented a new enterprise resource planning (ERP) system at its Israeli location in the second quarter of fiscal 2007 which is intended to remediate the majority of the previously disclosed weaknesses. The Israeli location is fully functioning on this new system and the Company is in the process of evaluating internal controls.

In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting (ICFR) pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 31, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the Company's ICFR.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material changes to Legal Proceedings in the current quarter.

Item 1A. Risk Factors

The Company's Annual Report on Form 10-K filed for the year ended July 1, 2006 included a detailed discussion of the Company's risk factors. Other than the items noted below, there have been no material changes to the risk factors that were included in the Form 10-K during the first three quarters of fiscal 2007.

Regulatory Environment -- Several U.S. and foreign agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising and sale of the Company's products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standard organizations. Should the Company or one of its third party service providers used in the development or commercialization of product fail to adequately conform to these regulations and guidelines, there may be a significant adverse impact on the operating results of the Company. In particular, packaging or labeling changes mandated by the FDA can have a material adverse impact on the results of operations of the Company. Required changes could be related to safety or effectiveness issues. There is also the risk that the FDA could require the Company to audit or repeat prior bioequivalence or clinical studies or the FDA could change or withdraw the approval governing such products, which could have a material adverse impact on the results of the Company's operations. The Company believes that it has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded. For further information, please see Item 1. Business -- Government Regulation of the Company's Form 10-K for the year ended July 1, 2006.

MDS Pharma Services -- MDS Pharma Services (MDS) is a contract research organization that performs studies related to the bioequivalency of drugs. The Company has engaged MDS in the past to perform these types of studies as part of the approval process for certain drugs. Recently, the FDA notified the Company and many other pharmaceutical companies about some concerns over the reliability of studies conducted between 2000 and 2004. The FDA has requested that the affected companies validate, confirm or repeat certain bioequivalence studies. At this time, it is unknown whether the costs associated with confirming or repeating these studies will be reimbursed by MDS. The FDA has given no indication that it considers the affected products to be other than safe and effective. Because the outcome of the issue is uncertain, the Company cannot predict whether this issue will have a material impact on its results of operations.

Pseudoephedrine-related Legal Matters -- The Company has been informed that Independence County, Arkansas, has filed a lawsuit in Arkansas against various manufacturers and distributors of products containing pseudoephedrine, which is used to produce methamphetamine, an illegal drug. The Company has been informed that other counties in Arkansas may join in the lawsuit as plaintiffs. Through this lawsuit, Independence County, Arkansas reportedly seeks to recoup as damages some of the expenses it has incurred to combat methamphetamine use and addiction. The county also reportedly seeks punitive damages, disgorgement of profits and attorneys fees. Although the Company believes that it has been named as one of the defendants in that suit, it has not yet been served with any such lawsuit. The Company believes that any such lawsuit is without merit and, if served with the lawsuit, intends to vigorously defend against it. At this early stage, the Company cannot predict whether this issue will have a material impact on its results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except per share amounts)

On February 15, 2006, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $60,000. This plan expired on February 17, 2007. On February 8, 2007, the Board of Directors approved an additional plan to repurchase shares of common stock with a value of up to $60,000. This plan will expire on February 9, 2009. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan's formula which is generally based on the market price of the Company's stock. All common stock repurchased is retired upon purchase.

The table below lists the Company's repurchases of shares of common stock during its most recently completed quarter:

                                  Total        Average    Total Number of         Value of
                                Number of       Price     Shares Purchased         Shares
                                 Shares       Paid per  as Part of Publicly    Available for
      Fiscal 2007             Purchased (1)     Share     Announced Plans         Purchase
----------------------------  -------------   --------  -------------------    -------------
                                                                                  $38,778
December 31 to February 3        108           $17.26         108                 $36,918
February 4 to March 3             75           $17.14          75                 $59,359
March 4 to March 31              134           $16.55         133                 $57,160
                                 ---                          ---
Total                            317                          316

(1) Private party transactions accounted for the purchase of 1 share in the period from March 4 to March 31.

Item 6.  Exhibits

Exhibit
Number                                   Description
-------                                  -----------
10(a)     Registrant's 2003 Long-Term Incentive Plan, as amended as of February
          7, 2007.

10(b)     Letter Agreement by and between Perrigo Company and Ben-Zion
          Zilberfarb, dated February 8, 2007 and effective February 16, 2007, incorporated by reference from Exhibit 10.1 to the Registrant's
          Current Report on Form 8-K filed on February 22, 2007.

10(c)     Form of Restricted Stock Agreement (Under the Perrigo Company 2003
          Long-Term Incentive Plan).

10(d)     Form of Long-Term Incentive Award Agreement (Under the Perrigo Company
          2003 Long-Term Incentive Plan).

10(e)     Form of Restricted Stock Agreement (For Approved Section 102 Awards).

10(f)     Form of 2006 Long-Term Incentive Award Agreement, For Approved Section
          102 Awards (Under the Perrigo Company 2003 Long-Term Incentive Plan).

10(g)     Form of 2006 Long-Term Incentive Award Agreement (Under the Perrigo
          Company 2003 Long-Term Incentive Plan).

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

                                PERRIGO COMPANY
                                ---------------
                                (Registrant)

Date: May 8, 2007        By: /s/ Joseph C. Papa
                         ----------------------------------------
                         Joseph C. Papa
                            President and Chief Executive Officer

Date: May 8, 2007        By: /s/ Judy L. Brown
                         ----------------------------------------
                            Judy L. Brown
                            Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)