Form 10-K
period 2007-06-30
PERRIGO CO
filed 2007-08-23
CIK 820096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                         Commission file number 0-19725

                                 PERRIGO COMPANY
             (Exact name of registrant as specified in its charter)

             Michigan                                             38-2799573
   (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

           515 Eastern Avenue
            Allegan, Michigan                                        49010
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (269) 673-8451

     Securities registered pursuant to Section 12(b) of the Act: __________

       Title of each class         Name of each exchange on which registered
--------------------------------   -----------------------------------------
Common Stock (without par value)            The NASDAQ Stock Market

     Securities registered pursuant to Section 12(g) of the Act: __________

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

 LARGE ACCELERATED FILER [X]   ACCELERATED FILER [ ]   NON-ACCELERATED FILER [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 29, 2006 as reported on The NASDAQ Stock Market, was approximately $1,159,179,442. Shares of common stock held by each executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 17, 2007 the registrant had 93,688,664 outstanding shares of common stock.

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting on October 30, 2007 are incorporated by reference into Part III.

                                 PERRIGO COMPANY
                                    FORM 10-K
                         FISCAL YEAR ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.
   Item 1.    Business                                                      1
   Item 1A.   Risk Factors                                                 18
   Item 1B.   Unresolved Staff Comments                                    29
   Item 2.    Properties                                                   30
   Item 3.    Legal Proceedings                                            30
   Item 4.    Submission of Matters to a Vote of Security Holders          31
   Additional
   Item.      Executive Officers of the Registrant                         31

PART II.
   Item 5.    Market for Registrant's Common Equity and Related
                 Stockholder Matters                                       33
   Item 6.    Selected Financial Data                                      36
   Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       37
   Item 7A.   Quantitative and Qualitative Disclosures About Market
                 Risk                                                      51
   Item 8.    Financial Statements and Supplementary Data                  51
   Item 9.    Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure                       85
   Item 9A.   Controls and Procedures                                      85
   Item 9B.   Other Information                                            85

PART III.
   Item 10.   Directors, Executive Officers and Corporate Governance       86
   Item 11.   Executive Compensation                                       86
   Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                86
   Item 13.   Certain Relationships and Related Transactions, and
                 Director Independence                                     86
   Item 14.   Principal Accountant Fees and Services                       86

PART IV.
   Item 15.   Exhibits and Financial Statement Schedules                   87

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

GENERAL

Perrigo Company, established in 1887, is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and prescription pharmaceuticals, nutritional products, active pharmaceutical ingredients (API) and consumer products. The Company is the world's largest manufacturer of OTC pharmaceutical products for the store brand market. The Company's primary markets and locations of manufacturing and logistics operations are the United States, Israel, Mexico and the United Kingdom. See Note O to the Company's consolidated financial statements for further information.

Perrigo Company operates through several wholly owned subsidiaries. In the U.S., its operations are conducted primarily through L. Perrigo Company, Perrigo Company of South Carolina Inc. and Perrigo New York, Inc. Outside the U.S., its operations are conducted primarily through Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Wrafton Laboratories Limited and Perrigo U.K. Limited. As used herein, references to the "Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

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

CONSUMER HEALTHCARE

The Consumer Healthcare segment includes the Company's U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products. This reportable segment markets a broad line of products that are comparable in quality and effectiveness to national brand products. Major product categories include analgesic, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, first aid, vitamin and nutritional supplement products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand name product. The retailer therefore can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally, the retailers' dollar profit per unit of store brand product sold is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a quality product at a price below a comparable national brand product.

SIGNIFICANT DEVELOPMENTS

Product Recall

In November 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500mg caplets containing raw material purchased from a third party supplier. The Company's quality control systems noted trace amounts of metal particulate in a very small number of these caplet products. Although the probability of health risk is extremely remote, the Company voluntarily initiated a consumer level return program in addition to the retail returns process. The total cost of the recall is estimated to be approximately $6,500, the majority of which was recorded in the first three quarters of fiscal 2007. The charge included sales returns and refunds, handling of on-hand inventories, disposal of inventory and management of consumer inquiries. This product recall related to the Consumer Healthcare segment and is now essentially complete.

Acquisition

In March 2007, the Company announced that it entered into a purchase agreement to acquire Qualis, Inc., a privately-owned manufacturer of store brand pediculicide products, for $12,000. The majority of the assets acquired in this transaction consist of the intangible assets attributable to the products acquired, which include primarily store brand over-the-counter product formulations that compare to Rid(R) and Nix(R) brand products. The transaction closed on July 3, 2007. Accordingly, the acquired opening balance sheet and ongoing results of operations will be included in the Company's consolidated financial statements beginning in the first quarter of fiscal 2008. No goodwill is expected to be recorded as a result of this acquisition.

Update on Pseudoephedrine Sales

The Company continued to be impacted in fiscal 2007 by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the diversion and misuse of pseudoephedrine in the production of methamphetamine, an illegal drug. The Company monitors this issue continuously and, consequently, recorded an additional charge of approximately $1,900 in fiscal 2007 for estimated obsolete inventory on hand.

The Company began reformulating and launching products containing phenylephrine, an alternative decongestant, in fiscal 2006. These product launches continued throughout fiscal 2007 and are expected to carry on into fiscal 2008.

                                 Fiscal Year
                        -----------------------------
                          2007      2006       2005
                        -------   --------   --------
Pseudoephedrine sales   $29,000   $ 92,000   $182,000
Reformulation sales      59,000     18,000         --
                        -------   --------   --------
Total                   $88,000   $110,000   $182,000
                        =======   ========   ========

Class Action Lawsuit Settlements

In August 2004, the Company reached a settlement with the United States Federal Trade Commission (FTC) and states' attorneys general offices regarding a now terminated agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company was named as a defendant in four class action suits that have been consolidated with one another (the
Suit), filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. The Company entered into a settlement agreement to resolve the Suit for a combination of cash and product donations of approximately $1,000. On December 11, 2006, the court granted final approval of the settlement. The Company recorded income of $500 in the second quarter of fiscal 2007 for the reduction of the associated accruals and considers all related issues to be closed.

Restructuring

In June 2006, as a result of an ongoing review of its Consumer Healthcare operating strategies, the Company's Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives and, as a result, incurred an impairment charge in the Company's Consumer Healthcare segment of $8,846 in the fourth quarter of fiscal 2006 to reflect the difference between carrying value and the estimated fair value of the affected assets. This action resulted in the sale of one Michigan plant and the closure of an additional Michigan plant, both in the second quarter of fiscal 2007. The Company recorded a gain of $1,276 in the second quarter of fiscal 2007 based on the cash proceeds from the sale of the plant. The gain is included in the restructuring line of the income statement. The Company also recorded a $1,500 note receivable from the buyer of the plant. This amount, reflecting further gain on the sale of the plant, has been deferred and will be recognized as the note is repaid over the next five years. As of June 30, 2007, $100 has been recognized related to this note receivable. As of June 30, 2007, the net book value of the assets associated with the second plant is included in the assets held for sale line item on the Company's consolidated balance sheet. In addition, the Company incurred a charge of $2,255 in fiscal 2007 for employee-related and plant shutdown costs. The employee-related charge was $1,578 for termination benefits for 72 employees, all of which was paid as of June 30, 2007.

CONSUMER HEALTHCARE BUSINESS

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

The Company is committed to consistently providing its customers with high quality products that adhere to "Current Good Manufacturing Practices" (cGMP) regulations promulgated by the FDA. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer.

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

The Company currently markets approximately 1,080 store brand products to approximately 90 customers. The Company considers every different combination of size, flavor and form (e.g., tablet, liquid, softgel, etc.) of a given item as separate "products". The Company also currently manufactures and markets certain products under its brand name Good Sense(R).

Listed below are major consumer healthcare product categories under which the Company markets products for store brand labels; the annual retail market size for food, drug and mass merchandise retailers in the U.S. (excluding Wal-Mart and those classified as club stores and dollar stores, according to Information Resources Inc.); and the names of certain national brands against which the Company's products compete.

                              Retail
                           Market Size
Product Categories          (Billions)   Comparable National Brands
------------------         -----------   --------------------------
Cough/Cold/Allergy/Sinus       $4.1      Advil(R) Cold & Sinus, Afrin(R),
                                         Alavert(R), Aleve(R) Cold & Sinus,
                                         Benadryl(R), Claritin(R), Dimetapp(R),
                                         NyQuil(R), DayQuil(R), Robitussin(R),
                                         Sudafed(R), Tavist(R), Triaminic(R),
                                         Tylenol(R)

Analgesics                     $2.3      Advil(R), Aleve(R), Bayer(R),
                                         Excedrin(R), Motrin(R), Tylenol(R)

Dietary                        $2.3      Centrum(R), Flintstones(R),
Supplements                              One-A-Day(R), Caltrate(R), Osteo
                                         Bi-Flex(R), Ensure(R)

Gastrointestinal               $2.2      Correctol(R), Ex-Lax(R), Fibercon(R),
                                         Imodium A-D(R), Maalox(R), Mylanta(R),
                                         Pepcid(R) AC, Pepto Bismol(R),
                                         Phillips(R), Tagamet HB(R), Tums(R),
                                         Zantac(R) 75

Smoking Cessation              $0.4      Nicorette(R),Commit(R)

Customers of the Consumer Healthcare segment are major national and regional retail drug, supermarket and mass merchandise chains, such as Wal-Mart, CVS, Walgreens, Kroger, Safeway, Dollar General, Sam's Club and Costco and major wholesalers, such as McKesson and Supervalu.

The Consumer Healthcare segment employs its own sales force to service larger customers and uses industry brokers for some retailers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to understand and work most effectively with the customer. They assist customers in developing in-store marketing programs for consumers and optimize communication of customers' needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the Good Sense(R) label.

In contrast to national brand manufacturers who incur considerable advertising and marketing expenditures that are directly targeted to the end consumer, the Consumer Healthcare segment's primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through our customers' in-store marketing programs. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers' programs. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company's marketing efforts are also directed at new product introductions and conversions and providing market data. Market analysis and research is used to monitor trends for products and categories and develop category management recommendations.

NEW PRODUCT INTRODUCTIONS AND DRUG APPLICATION APPROVALS

The Company launched several new products in fiscal 2007, most notably nicotine polacrilex coated gum 2mg (mint) and 4mg (mint) and Famotidine 20mg tablets comparable to the national brands Nicorette (R) and Maximum Strength Pepcid(R) AC tablets, respectively. Net sales related to new products were approximately $68,700 for fiscal 2007, $77,000 for fiscal 2006 and $38,000 for fiscal 2005. A
Consumer Healthcare product is considered new if it was added to the Company's product lines within 18 months prior to the end of the period for which net sales are being measured.

In fiscal 2007, the Company received approval from the FDA for three OTC drug applications. The applications were for the following products, famotidine 20mg and nicotine polacrilex coated fruit gum 2mg and 4mg. The Company has six OTC drug applications currently pending approval with the FDA.

COMPETITION

The market for OTC pharmaceutical and nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. The Company believes it competes favorably in these areas.

The Company's competition in store brand products consists of several publicly traded and privately owned companies, including brand name pharmaceutical companies. The competition is highly fragmented in terms of both geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. Some of the Company's competitors are AccuMed Inc., Actavis Group hf., Guardian Drug Company, Leiner Health Products Inc., LNK International Inc., NBTY Inc. and Taro Pharmaceutical Industries Ltd. The Company's store brand products also compete with nationally advertised brand name products. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture store brand products or lower prices of national brand products. Additionally, competition is growing from generic prescription drug manufacturers that may market products that require FDA approval or that have switched or are switching from Rx to OTC status. The Company competes in the nutritional area with a number of publicly traded and privately owned companies, some of which have broader product lines and larger sales volumes than the Company does.

PRESCRIPTION (RX) PHARMACEUTICALS

The Company develops, manufactures and markets primarily topical generic prescription drug products, generally for the U.S. market.

SIGNIFICANT DEVELOPMENTS

Acquisition

On March 26, 2007, the Company acquired certain generic prescription dermatological products from Glades Pharmaceuticals, Inc. (Glades) for approximately $57,000 in cash plus $2,500 of consideration for future research and development collaborations. The third quarter of fiscal 2007 included a charge of $8,252 related to the write-off of in-process research and development. The operating results related to these products are included in the Company's consolidated results of operations beginning in the fourth quarter of fiscal 2007 and include a $4,573 charge to cost of sales equal to the step-up in the value of inventory acquired, as this inventory was sold in the fourth quarter of fiscal 2007.

Product Recall

In September 2005, the Company initiated a voluntary retail-level recall of all affected lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap. The recall was not safety related and there have been no reports of injury or illness related to the leakage of this product. The cost to write off the Company's on-hand inventories and the cost of return and disposal was originally estimated to be $2,750, which was recorded in the first quarter of fiscal 2006. The Company recorded income of $550 in the fourth quarter fiscal 2007 for the reduction of the associated accrual as this recall is essentially complete.

Collaboration Agreement

During fiscal 2006, the Company entered into an agreement with another pharmaceutical company pursuant to which the two companies will collaborate on the development and manufacture of two drug products. Revenues related to this agreement had a significant positive impact on gross profit in the second half of fiscal 2006 and all of fiscal 2007 and are expected to continue to contribute significantly to gross profit in fiscal 2008.

RX BUSINESS

The Company develops, manufactures and markets primarily generic topical prescription pharmaceuticals. Topical products are manufactured at the Company's New York and Israel facilities. The Company also manufactures certain generic non-topical products at its Michigan facilities. The Company focuses on topical generics, including creams, ointments, lotions, gels, shampoos, suppositories, liquid suspensions and solutions. In addition, the Company's current development areas include other delivery systems such as nasal sprays, oral liquids, foams, otics and transdermal products. Other areas of expertise include the production capabilities for various dosage forms such as tablets, capsules and liquids. Pharmaceuticals are manufactured, labeled and packaged in facilities that comply with strict regulatory standards while also meeting customers' stringent requirements.

The Company currently markets approximately 230 generic prescription products to approximately 110 customers. The Company includes as separate products multiple sizes and product forms of certain products. The Company generally holds the ANDA or NDA for the drugs that it manufactures or enters into an arrangement with the application holder for the manufacture and/or marketing of certain products.

Listed below are the major generic prescription products that the Company manufactures and/or distributes:

                                              Competitive
Generic Name                                Brand Name Drug
------------                            ----------------------
Ammonium lactate cream and lotion       Lac-Hydrin(R)
Benzoyl peroxide gel                    Benzac(R)
Clindamycin phosphate solution          CleocinT(R)
Econazole nitrate cream                 Spectazole(R)
Erythromycin and benzoyl peroxide gel   Benzamycin(R)
Erythromycin pads                       Erycette(R), T-Stat(R)
Fluticasone ointment and cream          Cutivate(R)
Griseofulvin oral suspension            Grifulvin V(R)
Halobetasol ointment and cream          Ultravate(R)
Ibuprofen oral suspension               Motrin(R)
Ketoconazole shampoo                    Nizoral(R)
Mesalamine rectal suspension enema      Rowasa(R)
Mometasone cream, ointment and lotion   Elocon(R)
Mupirocin ointment                      Bactroban(R)
Permethrin cream                        Elimite(R)
Selenium sulfide shampoo                Selsun(R)
Sodium sulfacetamide                    Ovace (R)
Terconazole suppositories               Terazol 3(R)
Tretinoin cream and gel                 Retin-A(R)

The Company's U.S. based customers are major wholesalers such as Cardinal Health, McKesson and AmerisourceBergen, as well as national and regional retail drug, supermarket and mass merchandise chains, such as Wal-Mart, CVS, Rite Aid, Walgreens, Kroger and Safeway. Generic prescription drugs are sold to the consumer through the pharmacy counter of predominantly the same retail outlets as OTC pharmaceuticals and nutritional products.

NEW PRODUCT INTRODUCTIONS AND DRUG APPLICATION APPROVALS

The Company recently launched several new generic prescription products, including prednisone tablets and ciclopirox topical suspension which are generic equivalents to the, Prednisone and Loprox(R) brand products, respectively. Net sales related to new products were approximately $6,500 for fiscal 2007, $11,000 for fiscal 2006 and $22,000 for fiscal 2005. An Rx Pharmaceutical product is considered new if it was added to the Company's product lines within 12 months prior to the end of the period for which net sales are being measured.

In fiscal 2007, the Company received tentative or final approval from the FDA for three generic prescription drug applications. The applications were for the following products: clobetasol propionate foam, ciclopirox topical solution and ciclopirox olamine topical suspension. The Company, on its own or in conjunction with a partner, has 14 generic Rx drug applications currently pending approval with the FDA.

COMPETITION

The market for generic prescription drugs is subject to intense competition from other generic drug manufacturers, brand name pharmaceutical companies launching their own generic version of a branded product (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations and manufacturers of therapeutically similar drugs. Among the Company's competitors in the topical generics market are Actavis U.S., Fougera, Glades Pharmaceuticals, Paddock Laboratories, Sandoz International, Taro Pharmaceutical, Teva Pharmaceutical, and Triax Pharmaceuticals, as well as brand-name pharmaceutical companies where the Company offers a generic equivalent. In other product lines, such as oral dosage forms, competitors include Actavis U.S., Apotex, Aurobindo Pharma, Barr Pharmaceuticals, Caraco Pharmaceutical

Laboratories, Cobalt Pharmaceuticals, Corepharma, Dr. Reddy's Laboratories, Par Pharmaceutical, Mylan Laboratories, Roxane Laboratories, Sandoz International, Taro Pharmaceutical, Teva Pharmaceutical, and Watson Laboratories, as well as brand-name pharmaceutical companies where the Company offers a generic equivalent. The Company believes that one of its primary competitive advantages is its ability to introduce difficult to develop and/or manufacture topical generic equivalents to brand-name drug products. Generally, these products are exposed to less competition. In addition, the Company believes it has a competitive advantage in prompt delivery, efficiency, customer service and reputation.

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

Many brand name competitors try to prevent, discourage or delay the use of generic equivalents through various measures, including introduction of new branded products, legislative initiatives, changing dosage form or dosing regimen just prior to introduction of a generic equivalent, regulatory processes, filing new patents or patent extensions, litigation, citizens' petitions and negative publicity. In addition, brand name companies sometimes launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time that the first generic product is launched depriving the marketer of that generic product of the exclusivity intended by the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act (Hatch-Waxman). See Information Applicable to All Reported Segments - Government Regulation - U.S. Food and Drug Administration below.

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

API BUSINESS

API development is focused on the synthesis of less common molecules for the U.S., European and other international markets. An established position in the manufacture of API has become increasingly important to the Company as a means to be more competitive on pricing of its other product lines and to broaden its growth and profit opportunities. The Company believes it has a competitive advantage in its ability to produce difficult-to-develop products through its understanding of regulatory issues, patents, and chemistry. Because of the difficulty in developing these products and the related regulatory challenges, the lead time to market a product can be long. The Company's ability to continue to develop and market new products subject to lower levels of competition is key to driving profitability in the API business.

The API business sells to customers that face similar regulatory oversight as the Company's own Rx Pharmaceutical business. As such, the API business is dependent on these customers' ability to obtain proper product approvals and maintain regulatory compliance with the FDA, the FTC, the U.S. Drug Enforcement

Administration (DEA) and the Consumer Product Safety Commission (CPSC), as well as several foreign, state and local agencies in localities in which the Company's products are sold.

API customers depend on high quality supply and regulatory support, and as such the Company is focusing on rigorous quality assurance, quality control and regulatory compliance as part of its strategic positioning. The Company's quality system is designed to comply with the regulatory requirements of the FDA, the European Medicines Agency and the Australian Therapeutic Goods Administration. The Company is regularly inspected by various regulatory authorities and customers.

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

The Company currently manufactures and markets to generic and branded pharmaceutical companies worldwide the following 20 API products:

Ammonium lactate
Cetirizine dihydrochloride
Cilostasol
Donepezil hydrochloride
Fenofibrate
Flumazenil
Fluticasone propionate
Granisetron hydrochloride
Halobetasol
Lamotrigine
Midazolam base
Midazolam maleate
Mometasone furoate
Moxonidine
Pentoxifylline
Rocuronium bromide
Temozolomide
Terbinafine hydrochloride
Tramadol hydrochloride
Zonisamide

NEW PRODUCT INTRODUCTIONS

The Company launched a new finished dosage form of granisetron hydrochloride in fiscal 2007. An API product is considered new if it was added to the Company's product lines within 12 months prior to the end of the period for which net sales are being measured.

COMPETITION

The API segment operates in a highly competitive, price sensitive market. Since other manufacturers of API typically do not offer all of the same product lines or serve all of the same markets as the Company's API segment, the segment competes on a product by product basis with a number of different competitors. The Company's API business is subject to increased price competition from other manufacturers of API located mostly in India, China and Europe. Such competition may result in loss of API clients and/or decreased profitability in this business segment. Additionally, the Company's customers continue to consolidate and/or vertically integrate, thereby creating a smaller customer base. However, the Company believes that its regulatory position, market reputation, client relationships and ability to manufacture hard-to-develop API provide it with a competitive advantage.

OTHER

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Both of these segments primarily serve the Israeli market. The Israel Consumer Products segment consists of cosmetics, toiletries, bar soaps and detergents generally sold under the Company's brand names Careline(R), Neca(R) and Natural Formula(R). The Israel Pharmaceutical and Diagnostic Products segment includes the marketing and manufacturing of branded prescription drugs under long-term exclusive licenses and the importation of pharmaceutical, diagnostics and other medical products into Israel based on exclusive agreements with the manufacturers. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

The Company's Other category operates in competitive markets. These markets are primarily based in Israel but are also subject to competition from large multi-national companies looking to expand their position in the local Israeli market. In most instances, these companies are significantly larger than the Company on a global basis with greater financial resources and product lines. The Company also has several significant product supply agreements with outside vendors. As such, the Company's competitive position is dependent on its ability to maintain these agreements. The Company believes that its competitive advantages consist of its historical knowledge of the local markets and strong local brand recognition.

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

RESEARCH AND DEVELOPMENT

Research and development are key components of the Company's business strategy and are performed in various locations in the U.S. and abroad. Development for the Consumer Healthcare markets focuses on products comparable in formulation, quality and effectiveness to existing national brand OTC products and Rx-to-OTC switch products. Development of generic prescription drugs, primarily for the U.S. market, is focused on complex formulations, many of which require costly clinical endpoint trials. Development of API for the global market also focuses on complex products with high barriers to entry. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

Research and development spending during the year was $66,480 for fiscal 2007, $52,293 for fiscal 2006 and $38,419 for fiscal 2005. In addition, fiscal 2007 included an $8,252 charge for the write-off of in-process research and development related to the Glades acquisition. The fiscal 2007 increase is due to a higher number of ongoing product development projects which require more costly bioequivalence studies and clinical endpoint trials. The sharp increase in fiscal 2006 was due to the inclusion of a full year of Agis results. The Company anticipates that research and development expenditures will remain at or slightly above fiscal 2007 levels in the foreseeable future as the Company continues to cultivate its presence in the generic pharmaceutical market and to develop its internal research and development capabilities.

TRADEMARKS AND PATENTS

The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent or group of trademarks or patents.

SIGNIFICANT CUSTOMERS

Wal-Mart accounted for 21% of consolidated net sales for fiscal 2007, 22% for fiscal 2006 and 26% for fiscal 2005. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company's consolidated operating results and financial position. The Company does not anticipate such a change in the foreseeable future. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers which, if the relationship changes significantly, could have a material adverse impact on the Company's financial position and results of operations.

MANUFACTURING AND DISTRIBUTION

The Company's primary manufacturing facilities are located in the U.S. and Israel (see Item 1A. Risk Factors -

Conditions in Israel for further information). The Company also has secondary manufacturing facilities located in the U.K., Mexico and Germany along with a joint venture located in China. The Company supplements its production capabilities with the purchase of product from outside sources. During fiscal 2007, the approximate average capacity utilization was 75% for both the Company's U.S. and Israel facilities. The capacity of some facilities may be fully utilized at certain times due to various reasons, such as the seasonality of the cough/cold/flu season and new product launches. The Company may utilize available capacity by contract manufacturing for other companies.

The Company has logistics facilities located in the U.S., Israel, the U.K. and Mexico. Both contract freight and common carriers are used to deliver products.

SEASONALITY

Revenues in the Company's Consumer Healthcare segment are subject to the seasonal demands for cough/cold/flu and allergy products in its second and third fiscal quarters. Historically, the Company's sales of these products have varied from year to year based in large part on the severity and length of the cough/cold/flu season. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu and allergy products, there can be no assurance that the Company's future sales of these products will necessarily follow historical patterns. Revenues for the Rx Pharmaceuticals, API and Other segments are generally not impacted significantly by seasonal conditions.

MATERIALS SOURCING

High quality raw materials and packaging components are essential to all of the Company's business units due to the nature of the products it manufactures. Raw materials and packaging components are generally available from multiple suppliers. While the Company has the ability to manufacture and supply certain API materials for the Rx Pharmaceuticals segment, certain components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic and other factors. Supplies of certain raw materials, bulk tablets and components are limited, or are available from one or only a few suppliers. Historically, the Company has been able to react to situations that require alternate sourcing. Should alternate sourcing be required, the nature of the FDA restrictions placed on products approved through the ANDA or NDA process could substantially lengthen the approval process for an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with substantially all of its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to its volume of purchases.

ENVIRONMENTAL

The Company is subject to various environmental laws and regulations. The Company believes that the costs for complying with such laws and regulations will not be material to the business of the Company. The Company does not have any material remediation liabilities outstanding.

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company's products are subject to regulation by one or more U.S. agencies, including the FDA, the FTC, the DEA and the CPSC, as well as several foreign, state and local agencies in localities in which the Company's products are sold. In addition, the Company manufactures and markets certain of its products in accordance with standards set by organizations, such as the United States Pharmacopoeial Convention, Inc.
(USP) and NSF International (NSF). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

U.S. Food and Drug Administration

The FDA has jurisdiction over the Company's marketing of ANDA, NDA and OTC monograph drug products and the marketing of dietary supplements, which are regulated as foods. The FDA's jurisdiction extends to the manufacturing, testing, labeling, packaging, storage and distribution of these products.

OTC and Generic Prescription Pharmaceuticals. The majority of the Company's OTC pharmaceuticals are regulated under the OTC Monograph System and subject to certain FDA regulations. Under the OTC Monograph System, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an ANDA or NDA prior to marketing. The FDA OTC Monograph System includes well-known ingredients and specifies requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC Monograph System must conform to specific quality and labeling requirements; however, these products generally can be developed with fewer regulatory hurdles than those products that require the filing of an ANDA or NDA. It is, in general, less costly to develop and bring to market a product produced under the OTC Monograph System. From time to time, adequate information may become available to the FDA regarding certain ANDA or NDA drug products that will allow the reclassification of those products as no longer requiring the approval of an ANDA or NDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC Monograph System. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products.

The Company also markets generic prescription drugs and other products that have switched from prescription to OTC status. These products require approval by the FDA through its ANDA or NDA processes before they can be commercialized. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing and control issues, bioequivalence, packaging and labeling. The ANDA process generally requires less time and expense for FDA approval than the NDA process. For approval of an ANDA, the Company must demonstrate that the product is bioequivalent to a marketed product that has previously been approved by the FDA and that the Company's manufacturing process meets FDA standards. This approval process for an ANDA may require that bioequivalence and/or efficacy studies be performed using a small number of subjects in a controlled clinical environment and for certain topical generic products, full clinical studies. Approval time currently averages seventeen months from the date the ANDA is submitted. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes, if approved by the FDA, can be implemented.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act), a company submitting an NDA can obtain a three-year period of marketing exclusivity for a Rx product or a Rx to OTC switch product if the company does a clinical study that is essential to FDA approval of the NDA. Longer periods of exclusivity are possible for new chemical entities and orphan drugs. These exclusivity periods could prevent other companies from obtaining approval of any ANDAs or certain other pending applications for the product. Unless the Company establishes relationships with the companies having exclusive marketing rights, or the Company conducts its own clinical trials, the Company's ability to market Rx to OTC switch products and offer its customers products comparable to the national brand products could be delayed if the three-year exclusivity is granted to the initiating company. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company will obtain the approvals to market Rx or Rx to OTC switch products or, alternatively, that the Company will be able to obtain these products from other manufacturers.

Under the FDA Modernization Act of 1997, a manufacturer may obtain an additional six months (which, under certain circumstances, may be extended to one year) of exclusivity if the innovator conducts pediatric studies on the product. This exclusivity will, in certain instances, delay FDA approval and the sales by the Company of certain ANDA and other products.

If the Company is first to file its ANDA and meets certain requirements relating to the patents owned or licensed by the brand company, the Company may be entitled to a 180-day generic exclusivity for that product. When a company submits an ANDA, the company is required to include a patent certification to certain patents that cover the innovator product. If the ANDA applicant challenges the validity of the innovator's patent or certifies that its product does not infringe the patent, the product innovator may sue for infringement. The legal action would not result in material damages but could prevent the Company from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action and that action could have the effect of triggering a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months. In addition, if exclusivity is granted to the Company, there can be no assurance that the Company will be able to market the product at the beginning of the exclusivity period or that the exclusivity will not be shared with other generic companies, including authorized generics. As a result of events that are outside of the Company's control, it may forfeit its exclusivity. Finally, if the Company is not first to file its ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of the Company's product.

The Company's prescription drug products that are marketed without approved applications, most notably many of those acquired from Glades Pharmaceuticals, must meet certain manufacturing and labeling standards established by the FDA. The FDA's policy with respect to the continued marketing of unapproved products is stated in the FDA's June 2006 compliance policy guide, titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against unapproved drugs in certain categories, such as those marketed unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. See further information in Item 1A - Risk Factors.

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

Dietary Supplements. The Dietary Supplement Health and Education Act of 1994 (DSHEA) amended the Federal Food, Drug and Cosmetic Act to, among other things:
(1) define dietary supplements and dietary ingredients, (2) require ingredient and nutrition labeling for dietary supplements, (3) permit "structure/function" statements for dietary supplements and (4) permit the display of certain published literature where supplements are sold. Although dietary supplements are regulated as foods, the FDA is prohibited from regulating the dietary ingredients in supplements as food additives. The FDA is generally prohibited from regulating dietary supplements as drugs unless the supplements bear drug claims.

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

The Company is subject to a Final Rule published by the FDA clarifying the types of statements permissible in dietary supplement labeling. The statements cannot expressly or implicitly state that a dietary supplement has any effect on a "disease," which the FDA defined in the Final Rule.

As with foods in general, dietary supplement labeling may include a "health claim," which characterizes the role of a nutrient to a disease or health-related condition. There are two types of health claims: (1) health claims authorized by FDA regulations based on significant scientific agreement among qualified scientific experts, and (2) "qualified health claims," which may be made with a lower level of substantiation, provided that the FDA does not object to the claims. In each case, the health claim must be submitted to the FDA before it may be used.

The FDA has issued Final Good Manufacturing Practice (GMPs) Regulations specific to Dietary Supplements. These regulations were issued on June 25, 2007. The Company has one year from the effective date to comply. The Company is currently in the process of assessing the impact of this regulation on its dietary supplement business. At this time, the Company believes that the regulation will have minimal impact on its dietary supplement business. The Company is also working with raw material suppliers to optimize the compliance efforts for dietary supplements. The Company cannot determine what effect the FDA's future regulations will have on its business. Future regulations could, among other things, require expanded documentation of the properties of certain products or scientific substantiation regarding ingredients, product claims or safety. In addition, the Company cannot predict whether new legislation regulating the Company's activities will be enacted or what effect any legislation would have on the Company's business.

U.S. Drug Enforcement Agency

The DEA regulates certain drug products containing controlled substances, such as testosterone, and List I chemicals, such as pseudoephedrine, pursuant to the federal Controlled Substances Act (CSA). The CSA and DEA regulations impose specific requirements on manufacturers and other entities that handle these substances including registration, recordkeeping, reporting, storage, security and distribution. Recordkeeping requirements include accounting for the amount of product received, manufactured, stored and distributed. Companies handling either controlled substances or List I chemicals are also required to maintain adequate security and to report suspicious orders, thefts and significant losses. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties.

The Company is subject to the requirements the CSA and DEA regulations in the handling of any controlled substances in schedules II - V or any of the List I chemicals identified in the CSA. Specifically, the Company is subject to regulation in the current manufacture and distribution of products containing pseudoephedrine, a List I Chemical. As a result of series of amendments to the CSA, the DEA has imposed increased restrictions on the manufacture and distribution of pseudoephedrine products. For example, the Comprehensive Methamphetamine Control Act of 1996 was enacted to authorize the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine (PPA). While certain of the Company's OTC drug products contain pseudoephedrine, which is a common ingredient in decongestant products, the Company's U.S. products contain neither ephedrine nor PPA.

More recently, the Reauthorization Act of 2005 was signed into law on March 9, 2006. The Reauthorization Act of 2005 prevented the existing provisions of the Patriot Act from expiring and also included the Combat Meth Act. This law further amended the CSA and provided additional requirements on the sale of pseudoephedrine products. Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine, or phenylpropanolamine (List I Chemical Products). Effective April 7, 2006, the Act imposed quotas on manufacturers which limits the amount of product that can be manufactured. On July 10, 2007, the DEA published an Interim Rule establishing regulations to implement the import and production quotas for List I Chemicals, including pseudoephedrine. The Company's ability to import and manufacture pseudoephedrine products has been limited by the annual quota granted by the DEA.

The CSA, as amended, also imposed daily restrictions on the amount of List I Chemical Products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of List I Chemical Products a consumer may purchase (9.0 grams) over a 30-day period. Further, effective September 30, 2006, the Act requires that (a) retail sellers place all List I Chemical Products behind the counter and maintain a logbook that tracks the sales of List I Chemical Products to individuals, and (b) purchasers provide valid identification in order to purchase List I Chemical Products. Many states have also enacted legislation regulating the manufacture and distribution of pseudoephedrine products. The Company is subject to these state requirements as well.

Centers for Medicare and Medicaid Services

The Centers for Medicare and Medicaid Services (CMS) is responsible for enforcing legal requirements governing rebate agreements between the federal government and pharmaceutical manufacturers. Drug manufacturers' agreements with the CMS provide that the drug manufacturer will remit to each state Medicaid agency, on a quarterly basis, the following rebates: for generic drugs marketed under ANDAs covered by a state Medicaid program, manufacturers are required to rebate 11% of the average manufacturer price (net of cash discounts and certain other reductions); for products marketed under NDAs, manufacturers are required to rebate the greater of 15.1% of the average manufacturer price (net of cash discounts and certain other reductions) or the difference between such average manufacturer price and the best price during a specified period. An additional rebate for products marketed under NDAs is payable if the average manufacturer price increases at a rate higher than inflation. The Company has such a rebate agreement in effect with the federal government. Federal and/or state governments have and are expected to continue to enact measures aimed at reducing the cost of drugs to the public, including the enactment in December 2003 of Medicare legislation that expanded the scope of Medicare coverage for drugs starting in January 2006. Management cannot predict the nature of such measures or their impact on its profitability. Various states have in recent years adopted supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates that cover patient populations that are not otherwise included in the traditional Medicaid drug benefit coverage. These supplemental rebate programs are generally designed to mimic the federal drug rebate program in terms of how the manufacturer rebates are calculated, e.g., as a percent of average manufacturer price. Although there are a number of supplemental rebate programs, they are insignificant in the aggregate compared to quarterly Medicaid drug rebate obligations.

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

Federal Trade Commission

The FTC exercises primary jurisdiction over the advertising and other promotional practices of marketers of dietary supplements and OTC pharmaceuticals and often works with the FDA regarding these practices. The FTC considers whether a product's claims are substantiated, truthful and not misleading. The FTC is also responsible for reviewing mergers between pharmaceutical companies exceeding specified thresholds and investigating certain business practices relevant to the healthcare industry. For example, in accordance with the Medicare Prescription Drug Improvement and Modernization Act of 2003, agreements between NDA and ANDA holders relating to settlements of patent litigation involving paragraph IV certifications under the Hatch-Waxman Act, as well as agreements between generic applicants that have submitted ANDAs containing paragraph IV certifications where the agreement concerns either company's 180-day exclusivity, must be submitted to the FTC (and the United States Department of Justice) for review. The FTC could challenge these business practices in administrative or judicial proceedings.

State Regulation

Most states regulate foods and drugs under laws that generally parallel federal statutes. The Company is also subject to other state consumer health and safety regulations which could have a potential impact on the Company's business if the Company is ever found to be non-compliant. Additionally, logistics facilities that distribute generic prescription drugs are required to be registered within each state. License requirements and fees vary by state.

United States Pharmacopoeial Convention

The USP is a non-governmental, standard-setting organization. Its drug monographs and standards are incorporated by reference into the Federal Food, Drug and Cosmetic Act as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most Rx and OTC pharmaceuticals and many nutritional supplements. The FDA typically requires USP compliance as part of cGMP compliance.

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

The NSF Good Manufacturing Practices Dietary Supplement Program enables manufacturers to become independently registered by NSF as conforming to voluntary standards that provide a system of processes, procedures and documentation to assure the product produced has the strength, composition, quality and purity represented on the product label. The Company's nutritional facility has earned NSF GMP registration and also has approximately 100 store brand products certified under NSF/ANSI Standard 173 for dietary supplement products.

Foreign Regulation

The Company, through its affiliates located in the U.K., manufactures, packages and distributes OTC pharmaceuticals and nutritional products and provides contract manufacturing and packaging services for major pharmaceutical and healthcare companies in the U.K. and for export to markets outside the U.K. The manufacturing, processing, formulation, packaging, testing, labeling, advertising and sale of these products are subject to regulation by one or more U.K. agencies, including the Medicines and Healthcare Products Regulatory Agency, the Department of Health, the Department of the Environment, Her Majesty's Customs and Excise, the Department of Trade and Industry, the Health and Safety Executive and the Department of Transport.

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

EMPLOYEES

As of June 30, 2007, the Company had 6,200 full-time and temporary employees worldwide, who are located as follows:

                         Number of Employees Covered
          Total Number     by Collective Bargaining
Country   of Employees            Agreements
-------   ------------   ---------------------------
U.S.          3,198                  179
Israel        1,707                  240
U.K.            700                   --
Mexico          486                  276
Germany          81                   75
India            20                   --
China             8                   --

Item 1A.   Risk Factors.

Regulatory Environment

Several U.S. and foreign agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising and sale of the Company's products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standard organizations. Should the Company or one of its third party service providers used in the development or commercialization of product fail to adequately conform to these regulations and guidelines, there may be a significant adverse impact on the operating results of the Company. In particular, packaging, labeling or marketing changes mandated by the FDA or state and local agencies can have a material adverse impact on the results of operations of the Company. Required changes could be related to safety or effectiveness issues. There is also the risk that the FDA could require the Company to audit or repeat prior bioequivalence or clinical studies or the FDA could change or withdraw the approval governing such products, which could have a material adverse impact on the results of the Company's operations. The Company believes that it has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded. See Item
1. Business -- Government Regulation.

The FDA has indicated that The Non-Prescription Drug Advisory Committee is tentatively scheduled to convene in October of 2007. This meeting is in response to a Citizen's Petition filed in March of 2007. At this meeting the FDA will review the safe and efficacious use of cough and cold products in children. It is not known at this time what, if any, action the FDA will take in response to this issue. Certain actions by the FDA, such as mandating label and packaging changes, could have a material adverse effect on the operating results of the Company.

In addition, a Citizen's Petition was filed in February 2007 related to the efficacy of phenylephrine at the currently allowed 10mg dose, as well as the safe and efficacious use of phenylephrine. It is not known at this time what, if any, action the FDA will take in response to this issue. Certain actions by the FDA, such as limiting distribution or mandating label and packaging changes, could have a material adverse effect on the operating results of the Company.

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

In May 2007, the Senate approved a bill called the Food and Drug Administration Revitalization Act, which would give the FDA new powers to restrict medications that raise serious safety concerns. The bill would require, and provide funding for, the FDA to monitor drugs after they go on the market. In addition, the bill would require companies to make public the results of many of their studies. If the bill becomes law, the FDA would have authority to require new studies, limit distribution or order label changes. The House of Representatives is expected to pass a version of the bill sometime before September 30, 2007. If this bill becomes law the Company's ability to bring new and current products to market could be impeded, which could have a negative material impact on the Company's financial position or results of operations.

The Company's prescription drug products that are marketed without approved applications, most notably many of those acquired from Glades Pharmaceuticals, must meet certain manufacturing and labeling standards established by the FDA. The FDA's policy with respect to the continued marketing of unapproved products is stated in the FDA's June 2006 compliance policy guide, titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against unapproved drugs in certain categories, such as those marketed unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. The Company believes that so long as it complies with applicable manufacturing and labeling standards it will be consistent with the FDA's current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual product or group of products. If the FDA were to do so, the Company may be required to seek FDA approval for these products or withdraw such products from the market. The Company's annual sales for such unapproved products are approximately $12,000.

Commercialization of New Products / Research and Development

The Company's future results of operations depend, to a significant degree, upon its ability to successfully commercialize additional OTC and generic drugs and/or innovative pharmaceuticals and API. The Company must develop, test and manufacture generic prescription products as well as prove that its generic prescription products are the bioequivalent of their branded counterparts, which requires bioequivalency studies or even more expensive clinical trials in the case of topical products. OTC drugs may require bioequivalency studies as well. All major products must meet regulatory standards and receive regulatory approvals. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, may be the subject of intellectual property challenges, necessary regulatory approvals may not be obtained in a timely manner, if at all, and the Company may not be able to successfully and profitably produce and market such products. Delays in any part of the process or the Company's inability to obtain regulatory approval of its products (including products developed by others to which the Company has exclusive marketing rights) could adversely affect operating results by restricting or delaying its introduction of new products. Even upon the successful development of a product, the Company's customer's failure to launch a product could adversely affect operating results. Continuous introductions of new products and product categories are critical to the Company's business. Product margins may decline over time due to the product's aging life cycle, changes in consumer choice or developments in drug delivery technology. Therefore, new product introductions are necessary for maintenance of the Company's current financial condition, and introductions of products not previously marketed by the Company provide opportunities for financial growth.

The Company's investment in research and development is expected to remain at or slightly above recent levels due to the Company's ongoing broadening of its OTC ANDA, topical generic Rx and specialty API product portfolio as well as several opportunities for new products that are switching from prescription to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party innovator in order to generate new products of this type is a critical element of the Company's long-term plans. Should the Company fail to attract qualified employees or enter into reasonable agreements with third party innovators, long-term sales growth and profit would be adversely impacted.

Potential Volatility of Stock Price

The market price of the Company's common stock has been, and could be, subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, adverse circumstances affecting the introduction or market acceptance of new products, products recalls, failure to meet published estimates of or changes in earnings estimates by securities analysts, announcements of new products or enhancements by competitors, receipt of regulatory approvals by competitors, sales of common stock by existing holders, loss of key personnel, market conditions in the industry, shortages of key product inventory components and general economic conditions.

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

Competitive Issues

The markets for OTC pharmaceutical, generic pharmaceutical, API and nutritional products are highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. Competition also comes from national brand companies and brand pharmaceutical companies. That competition could be intensified should those companies lower prices or manufacture their own store brand or generic equivalent products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of store brand competitors and the impact of national brand companies lowering prices of their products or operating in the store brand market could have a material adverse impact on financial results. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. Retailer reverse auctions have added a new dimension to competition as some retailers have instituted this process to obtain competitive price quotes over the internet. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

Selling prices of generic drugs typically decline, sometimes dramatically, as competition intensifies due to additional companies receiving approvals for a given product or brands launching authorized generics. To the extent that the Company succeeds in being the first to market a generic version of a significant product, the Company's sales and profit can be substantially increased in the period following the introduction of such product and prior to a competitor's introduction of an equivalent product. The Company's ability to sustain its sales and profitability on any product over time is dependent on both the number of new competitors for such product, some of whom may be significantly larger than the Company, and the timing of their approvals.

Certain competitors are choosing to consolidate in the generic pharmaceutical industry. This consolidation may create larger companies with which the Company must compete and provide further pressure on prices, development activities or customer retention. The impact of future consolidation in the industry could have a material impact on the Company's financial position or results of operations.

The Company's API business is subject to increased competition from other manufacturers of API located in Europe and developing countries such as India and China. Such competition may result in loss of API customers and/or decreased profitability in this business segment.

Store Brand Product Growth

The future growth of domestic store brand products will be influenced by general economic conditions, which can influence consumers to switch to store brand products, consumer perception and acceptance of the quality of the products available, the development of new products and/or product delivery forms, the market exclusivity periods awarded on Rx to OTC switch products and the ongoing or growing strength of the retailers' brands in the market. The Company does not advertise like the national brand companies and thus is dependent on retailer promotional spending to drive sales volume and increase market share. Growth opportunities for the products in which the Company currently has a significant store brand market share (cough/cold/flu, analgesic, smoking cessation and gastrointestinal products) will be driven by the ability to offer new products to existing domestic customers. Branded pharmaceutical companies may use state and federal regulatory and legislative means to limit the availability of brand equivalent products. Should store brand growth be limited by any of these factors, there could be a significant adverse impact on the operating results of the Company.

Healthcare and Legal Reforms

Increasing expenditures for healthcare have been the subject of considerable public attention in Israel, North America and many European countries. Both private and governmental entities are seeking ways to reduce or contain healthcare costs. In many countries in which the Company currently operates, pharmaceutical prices are subject to regulation. In the U.S., numerous proposals that would effect changes in the U.S. healthcare system and the pharmaceutical industry have been introduced or proposed in Congress and in some state legislatures that could include, but not be limited to, intellectual property, regulatory, antitrust, drug pricing and product liability issues. Similar activities are taking place throughout Europe. As a result of governmental budgetary constraints, the Israel Ministry of Health and the major Israeli health funds have sought to further reduce healthcare costs by, among other things, applying continuous pressure to reduce pharmaceutical prices and inventory levels. The Company cannot predict the nature of the measures that may be adopted, how they will be interpreted by the courts or the administrative agencies charged with enforcing them or their impact on the marketing, pricing and demand for its products.

In July 2007, the CMS issued a final rule for the calculation of the Average Manufacturer Price (AMP), which pharmaceutical companies are required to report to the CMS. The CMS intends to now use this calculation to help determine reimbursements to pharmacies that dispense medicines to Medicaid beneficiaries. Prior to this ruling, the CMS used the Average Wholesaler Price (AWP) in the calculation of the reimbursement. The rule becomes effective October 1, 2007. The Company does not know how the new reimbursement model will affect the Company's pharmacy customers and to what extent these customers will seek to pass on any increased Medicaid costs to the Company. It is also unknown how this will impact consumers' access to generic medicines, which could significantly affect the market for these products. Additionally, the CMS has decided to publish manufacturer-specific AMP data. The Company does not know how the sharing of manufacturer-specific data may impact competition in the marketplace.

Pseudoephedrine -- Retail Sales Controls

The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the diversion and misuse of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in fiscal 2007 were approximately $29,000. The Company monitors this issue continuously and, consequently, recorded an additional charge of approximately $1,900 in fiscal 2007 for estimated obsolete inventory on hand.

The Reauthorization Act of 2005 was signed into law on March 9, 2006. The Reauthorization Act of 2005 prevented the existing provisions of the Patriot Act from expiring and also included the Combat Meth Act. Among the various provisions of the Combat Meth Act, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine, or phenylpropanolamine (List I Chemical Products). Effective April 7, 2006, the Combat Meth Act imposed quotas on manufacturers and imposed daily restrictions on the amount of List I Chemical Products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of List I Chemical Products a consumer may purchase (9.0 grams) over a thirty-day period. Further, effective September 30, 2006, the Combat Meth Act requires that (a) retail sellers place all List I Chemical Products behind the counter and maintain a logbook that tracks the sales of List I Chemical Products to individuals, and (b) purchasers provide valid identification in order to purchase List I Chemical Products. Many states have also imposed statutory and regulatory restrictions on the manufacture, distribution and sale of pseudoephedrine products.

Many of the products impacted by the above legislation were reformulated to substitute pseudoephedrine with phenylephrine, an ingredient that cannot be used in the production of methamphetamine. Substitute products are becoming more available as new national brand products are marketed and the Company develops competing products. The Company cannot predict if all pseudoephedrine-containing products can be successfully reformulated with phenylephrine or if consumers will accept phenylephrine as an adequate substitute for pseudoephedrine. In fiscal 2007, 22 replacement products accounted for $59,000 in sales and the Company is continuing its reformulation efforts in fiscal 2008.

Several Arkansas counties, including Independence County, have filed a lawsuit against the Company and various manufacturers and distributors of products containing pseudoephedrine, which is used to produce methamphetamine, an illegal drug. The Company has been informed that other counties in Arkansas may join in the lawsuit as plaintiffs. Through this lawsuit, the plaintiff counties seek to recoup as damages some of the expenses they have incurred to combat methamphetamine use and addiction. They also seek punitive damages, disgorgement of profits and attorneys' fees. The Company believes that any such lawsuit is without merit and intends to vigorously defend against it. At this early stage, the Company cannot predict whether this issue will have a material impact on its results of operations.

Dextromethorphan

The Company manufactures several products that contain the active ingredient dextromethorphan which is indicated for cough suppression. Dextromethorphan has come under scrutiny because of its potential to be abused. Some states have introduced legislation that, if passed, could require restricted access to dextromethorphan in finished dosage forms. Such legislation placing age restrictions on the purchase of OTC products containing dextromethorphan was passed at the local level by Suffolk County, New York and by the City of Jerseyville, Illinois. Although at least one state has passed legislation restricting the bulk sale of dextromethorphan, no state legislation has yet been enacted restricting the sale of dextromethorphan in finished dosages and concentrations for use as an OTC drug. Similarly, on the federal level, legislation has been introduced (the Dextromethorphan Distribution Act of 2007) which, if passed, would prohibit the illicit distribution of bulk, unfinished dextromethorphan. Due to the recent scrutiny of dextromethorphan, it is possible that any of the states or the federal government could introduce and pass legislation imposing restrictions on the sale of dextromethorphan in finished dosage form, including but not limited to, requiring a minimum age to purchase product, limiting the amount a consumer may purchase, requiring a prescription and/or placing the product in a more controlled position of sale behind the pharmacy counter of a retailer. Products containing dextromethorphan generated approximately $68,000 of the Company's revenues in fiscal 2007. The Company cannot predict whether any of the proposed legislation will be passed, or if it is passed, its impact on future revenues attributable to these products.

Product Issues -- Effect of Misuse and Publicity

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

Source of Raw Materials and Supplies

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

In addition, raw materials purchased from third parties, including those from foreign countries, may contain counterfeit ingredients or other adulterants. The Company maintains a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify counterfeit ingredients, adulterants and toxic substances. Nevertheless, discovery of previously unknown problems with the raw materials or product manufacturing processes or new data suggesting an unacceptable safety risk associated therewith, could result in a voluntary or mandatory withdrawal of the contaminated product from the marketplace, either temporarily or permanently. Any future recall or removal would result in additional costs to the Company, and may give rise to product liability litigation, either of which may have a material adverse effect on the operating results of the Company.

Legal Exposure

From time to time, the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters, workers' compensation, product liability, environmental remediation issues and state or federal regulatory issues. See Item 3. Legal Proceedings. Litigation tends to be unpredictable and costly. No assurance can be made that litigation will not have a material adverse effect on the Company's financial position or results of operations in the future. Similarly, judicial decisions in proceedings to which the Company is not a party may result in the setting of legal precedent that could affect the future operation of the Company's business. In addition, the Company may face environmental exposures including, for example, those relating to discharges from and materials handled as part of its operations, the remediation of soil and groundwater contaminated hazardous substances or wastes, and the health and safety of its employees. While the Company does not have any material remediation liabilities currently outstanding, the Company may in the future face liability for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its currently or formerly owned property, or from a third-party disposal facility that it may have used, without regard to whether the Company knew of, or caused, the presence of the contaminants. The actual or alleged presence of, or failure to remediate properly, these substances could have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. There can be no assurance that environmental liabilities and costs will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Tax Rate Implication

Income tax rate changes by governments and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates for future years. Entry into new tax jurisdictions, whether domestic or international, increases the likelihood of fluctuation. The mix of income between tax jurisdictions in any given quarter can also significantly change the effective tax rate across quarters and years.

Customer Issues

The Company's largest customer, Wal-Mart, currently comprises approximately 21% of total net sales. Should Wal-Mart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's financial position and results of operations. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers which, if the relationship changes significantly, could have a material adverse impact on the Company's financial position and results of operations.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. The level of hostilities increased significantly in July 2006 between Israel and Hezbollah in neighboring Lebanon. In the first quarter of fiscal 2007, these hostilities abated significantly. However, tensions in the region remain. These hostilities adversely affected Israel's relationship with a number of countries in the region and elsewhere, as well as its relationship with international organizations.

While none of the Company's facilities in Israel have been directly affected by hostile operations, there can be no assurance that a further escalation of hostilities will not impact the Company's facilities. Furthermore, the Company's employees in Israel include members of the Israeli military reserves, some of whom have been called up for active duty. If a significant number of the Company's employees in Israel are called up for active duty in the military, the Company's operations in Israel may be materially adversely affected.

Escalations of hostilities have disruptive effects on Israel's economy, and any international economic sanctions against Israel could further harm Israel's economy. These economic developments could have an adverse effect on the Company's Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products businesses.

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

Some neighboring countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. The Company is also precluded from marketing its products to certain of these countries due to U.S. and Israeli regulatory restrictions. Because none of the Company's revenue is currently derived from sales to these countries, the Company believes that the boycott has not had a material adverse effect on its current operations. However, continuation or extension of the boycott or implementation of additional restrictive laws, policies or practices directed towards Israel or Israeli businesses could have an adverse impact on the expansion of the Company's business.

Patent and Trade Dress Issues

The Company's ability to bring new products to market is limited by certain patent, trademarks and trade dress factors including, but not limited to, the existence of patents protecting brand products for the Consumer Healthcare, Rx Pharmaceuticals and API segments and the regulatory exclusivity periods awarded on products that have switched from Rx to OTC status. The cost and time to develop these prescriptions and switch products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. The Company may have to defend against charges that it violated patents or proprietary rights of third parties. The Company's defense against charges that it infringed third party patents or proprietary rights could require the Company to incur substantial expense and to divert significant effort of its technical and management personnel. If the Company is found to have infringed on the rights of others, it could lose its right to develop or manufacture some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.

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

Israel -- Government Grants and Tax Benefits

The Company has received grants for research and development from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade. To continue to be eligible for these grants, the Company's development projects must be approved by the Chief Scientist on a case-by-case basis. If the Company's development projects are not approved by the Chief Scientist, the Company will not receive grants to fund these projects, which would increase research and development costs. The receipt of such grants subjects the Company to certain restrictions and pre-approval requirements which may be conditioned by additional royalty payments with rights to transfer intellectual property and/or production abroad. The Company also receives tax benefits, in particular exemptions and reductions as a result of the approved enterprise status of certain existing operations in Israel. To be eligible for these tax benefits, the Company must maintain its approved enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in itself and its Israeli subsidiaries and by meeting projections provided to the regulatory agencies. If the Company fails to meet these conditions in the future, the tax benefits would be canceled and the Company could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. If such benefits are reduced or eliminated in the future, the Company's results of operations will be negatively impacted.

Manufacturing Facilities

The Company's U.S. operations are concentrated in Allegan, Michigan; Greenville, South Carolina and the Bronx, New York. Approximately 67% of the Company's revenues are related to these manufacturing facilities. The Company has concentrated manufacturing facilities in Israel which comprise approximately 14% of the Company's revenues. A significant disruption resulting from, but not limited to, fire, tornado, storm, material supply, insufficient quality, or flu pandemic at any of the Company's facilities could impair its ability to develop, produce and/or ship products on a timely basis, which could have a material adverse effect on the Company's business, financial position and operating results.

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

In addition, the Chinese government is in the process of enacting a change to its value added tax (VAT) refund policy. This change is expected to create additional costs for not only the Company, but also local suppliers and their customers of pharmaceutical APIs and other non-finished dose products. The direct cost to the Company is not expected to be material but the Company cannot estimate the impact to its broad supply chain at this time.

International Operations

The Company sources certain key raw materials from foreign suppliers in countries that include, but are not limited to, Canada, China, Denmark, Germany, India and Mexico. The Company continues to increase its revenues outside the U.S. The Company's primary markets for the sale of its products outside the U.S. are Canada, Germany, Israel, Mexico and the U.K. The Company may have difficulty in international markets due, for example, to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural bases and political systems. Sales to customers outside the U.S. and foreign raw material purchases expose the Company to a number of risks including unexpected changes in regulatory requirements, possible difficulties in enforcing agreements, longer payment cycles, longer shipping lead-times, inefficient port operations, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic or political instability, embargoes, military hostilities or exchange controls. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

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

Goodwill and Other Intangibles

The Company tests goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company's testing in the 2007 fiscal year resulted in no impairment charges related to goodwill. The Company's API business is heavily dependent on new products currently under development. Although not anticipated at this time, the termination of certain key product development projects could have a materially adverse impact on the future results of the API segment, which may include a charge for goodwill impairment.

Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

MDS Pharma Services

MDS Pharma Services (MDS) is a contract research organization that performs studies related to the bioequivalency of drugs. The Company has engaged MDS in the past to perform these types of studies as part of the approval process for certain drugs. In early 2007, the FDA notified the Company and many other pharmaceutical companies about some concerns over the reliability of studies conducted by MDS between 2000 and 2004. The FDA has requested that the affected companies validate, confirm or repeat certain bioequivalence studies. As of June 30, 2007, all costs incurred by the Company to comply with the FDA have been reimbursed by MDS. The FDA has given no indication that it considers the affected products to be other than safe and effective. Because the outcome of the issue is uncertain, the Company cannot predict whether this issue will have a material adverse impact on its results of operations.

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

Exposure to Product Liability Claims

The Company, like retailers and other distributors and manufacturers of products that are ingested, is exposed to product liability claims in the event that, among other things, the use of its products results in injury. There is no assurance that product liability insurance will continue to be available to the Company at an economically reasonable cost (or at all for certain products) or that the Company's insurance will be adequate to cover liability that the Company incurs in connection with product liability claims. See Item 3. Legal Proceedings.

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

Interest Rate Implication

The Company incurs interest expense due to its use of credit facilities in the U.S., Israel and Germany. These facilities may employ fixed interest rates, variable interest rates based on prime, LIBOR or EURIBOR or rates linked to consumer price indices. Interest income is related to investing cash on hand in various investments whereby the interest rate is determined on the day the investment is made. Accordingly, interest expense and income are subject to fluctuation due to the variability of interest rates and indices.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following is a list of the primary facilities owned or leased by the Company and the segment(s) that are generally supported by the facility as of June 30, 2007:

                                       Approx. Square
                                          Footage
                         No. of     -------------------
Location               Facilities     Owned      Leased                            Segments
--------               ----------   ---------   -------                            --------
Michigan                   11       1,800,000        --   Consumer Healthcare, Rx Pharmaceuticals
New York                    3              --   267,000   Consumer Healthcare, Rx Pharmaceuticals
South Carolina              3         200,000   160,000   Consumer Healthcare
Braunton, U.K.              1         230,000        --   Consumer Healthcare
Swadlincote, U.K.           1              --   110,000   Consumer Healthcare
Ramos Arizpe, Mexico        3         170,000    30,000   Consumer Healthcare
Yeruham, Israel             2       1,003,000        --   Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic
                                                          Products(1), API, Israel Consumer Products(1)
B'nei-Brak, Israel          4              --   107,000   Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic
                                                          Products(1), API, Israel Consumer Products(1)
Ramat-Hovav, Israel         1         437,000        --   API
Petach-Tikva, Israel        1         216,000        --   Israel Consumer Products(1)
Wiesbaden, Germany          1              --   114,000   API

All of the facilities above provide manufacturing, logistics and offices to support the respective segment and/or location. The Company leases other minor properties for logistics and offices in the U.S., Israel, Mexico, India and China. The Company considers all of its properties to be well-maintained and suitable for the intended purpose of the facility.

(1)  Represents operating segment included in Other category.

Item 3. Legal Proceedings. (Dollar amounts in thousands)

Several Arkansas counties, including Independence County, have filed a lawsuit against the Company and various manufacturers and distributors of products containing pseudoephedrine, which is used to produce methamphetamine, an illegal drug. The Company has been informed that other counties in Arkansas may join in the lawsuit as plaintiffs. Through this lawsuit, the plaintiff counties seek to recoup as damages some of the expenses they have incurred to combat methamphetamine use and addiction. They also seek punitive damages, disgorgement of profits and attorneys' fees. The Company believes that any such lawsuit is without merit and intends to vigorously defend against it. At this early stage, the Company cannot predict whether this issue will have a material impact on its results of operations.

In August 2004, the Company reached a settlement with the FTC and states' attorneys general offices regarding a now terminated agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company was named as a defendant in four class action suits that have been consolidated with one another (the Suit), filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. The Company entered into a settlement agreement to resolve the Suit for a combination of cash and product donations of approximately $1,000. On December 11, 2006, the court granted final approval of the settlement. The Company recorded income of $500 in the second quarter of fiscal 2007 for the reduction of the associated accruals and considers all related issues to be closed.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2007.

Additional Item. Executive Officers of the Registrant.

The executive officers of the Company and their ages and positions as of August 17, 2007 were:

         Name          Age                                Position
         ----          ---                                --------
Moshe Arkin             54   Vice Chairman and General Manager, Perrigo Global Generics and API
Judy L. Brown           39   Executive Vice President and Chief Financial Officer
Thomas M. Farrington    50   Senior Vice President and Chief Information Officer
John T. Hendrickson     44   Executive Vice President - Global Operations and Supply Chain
Todd W. Kingma          47   Executive Vice President, General Counsel and Secretary
Sharon Kochan           39   Executive Vice President, U.S. Generics
Refael Lebel            50   Executive Vice President and General Manager - Perrigo Israel
Jeffrey R. Needham      51   Senior Vice President, Commercial Business Development
Joseph C. Papa          51   President and Chief Executive Officer
Michael R. Stewart      55   Senior Vice President, Global Human Resources
James C. Tomshack       56   Senior Vice President, Consumer Healthcare Sales
Louis W. Yu, Ph.D.      57   Senior Vice President, Global Quality and Compliance

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

Mr. Farrington was named Senior Vice President and Chief Information Officer in October 2006. He formerly served as Chief Information Officer for F. Dohmen Co. in addition to serving as a division President for JASCORP LLC., from March 2003 to October 2006. Prior to that position, Mr. Farrington held various senior positions in information technology and finance at Dell, Inc. from 1999 to 2003.

Mr. Hendrickson was named Executive Vice President - Global Operations and Supply Chain in March 2007. He served as Executive Vice President and General Manager, Perrigo Consumer Healthcare from August 2003 to March 2007. He served as Executive Vice President of Operations from October 1999 to August 2003. He is Chairman of the Board of Directors of the Consumer Healthcare Products Association and a member of the Associate Board of the National Association of Chain Drug Stores.

Mr. Kingma joined the Company in August 2003 as Vice President, General Counsel and Secretary. He was named Executive Vice President in May 2006. Previously, Mr. Kingma held various positions at Pharmacia Corporation from 1991 through August 2003. His last position with Pharmacia Corporation was Vice President and Associate General Counsel, Global Specialty Operations.

Mr. Kochan was named Executive Vice President, U.S. Generics in March 2007. He served as Senior Vice President of Business Development and Strategy from March 2005 to March 2007. Mr. Kochan was Vice President, Business Development of Agis Industries (1983) Ltd. from July 2001 until the acquisition of Agis by Perrigo in March 2005.

Mr. Lebel was named Executive Vice President and General Manager, Perrigo Israel in March 2005. He served as Agis' Chief Executive Officer from August 2003 to March 2005 and was its Vice President and Chief Financial Officer from January 2001 to August 2003 and Finance Manager and Controller from October 1988 to January 2001.

Mr. Needham was named Senior Vice President, Commercial Business Development in March 2005. He served as Senior Vice President of International from November 2004 to March 2005. Previously he served as Managing Director of Perrigo's U.K. operations from May 2002 to November 2004 and he served as Vice President of Marketing from 1993 to 2002.

Mr. Papa joined the Company in October 2006 as President and Chief Executive Officer. Previously, Mr. Papa served from December 2004 to October 2006 as Chairman and Chief Executive Officer of the Pharmaceutical and Technologies Services segment of Cardinal Health, Inc. Prior to that position, he served as President and Chief Operating Officer of Watson Pharmaceuticals.

Mr. Stewart was named Senior Vice President, Global Human Resources in September 2004. He served as Vice President, Human Resources from July 1993 to September 2004.

Mr. Tomshack was named Senior Vice President, Consumer Healthcare Sales in August 1992.

Dr. Yu joined the Company in November 2006 as Senior Vice President, Global Quality and Compliance. Previously, Dr. Yu served from October 2005 to October 2006 as Vice President, Quality at CV Therapeutics Inc. Prior to that position, he served as Global Head of Quality & Compliance for Forest Laboratories, Inc.

                                    PART II.
        (Dollar and share amounts in thousands, except per share amounts)

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock was first quoted and began trading on The NASDAQ Stock Market(R) on December 17, 1991 under the symbol PRGO. In association with the acquisition of Agis, the Company's common stock also began trading on the Tel Aviv Stock Exchange on March 16, 2005. As a result of The NASDAQ's bifurcation of its National Market into the National Global Market and the NASDAQ Global Select Market, the Company's stock is now traded on the NASDAQ Global Select Market (NASDAQ).

Set forth below are the high and low prices for the Company's common stock as reported on NASDAQ for the last eight quarters:

                            Fiscal Year
                 ---------------------------------
                       2007              2006
                 ---------------   ---------------
    NASDAQ        High      Low     High      Low
    -------      ------   ------   ------   ------
First Quarter    $17.34   $14.63   $15.45   $13.25
Second Quarter   $18.69   $16.22   $15.19   $12.76
Third Quarter    $18.15   $16.09   $16.76   $14.74
Fourth Quarter   $20.65   $17.69   $17.11   $14.42

The number of record holders of the Company's common stock as of August 17, 2007 was 1,406.

The graph below shows a five-year comparison of cumulative total return for the Company with the cumulative total returns for the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. Data points are, for the Company, the last day of each fiscal year and, for the indices, June 30 of each year. The last day of our fiscal year for fiscal years 2002 through 2007 is noted in each of the columns below. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
          AMONG PERRIGO COMPANY, THE NASDAQ STOCK MARKET (U.S.) INDEX,
                      AND THE NASDAQ PHARMACEUTICAL INDEX

                              (PERFORMANCE GRAPH)

                             6/29/2002   6/28/2003   6/26/2004   6/25/2005   7/1/2006   6/30/2007
                             ---------   ---------   ---------   ---------   --------   ---------
PERRIGO COMPANY                 $100        $122        $147        $111       $128        $157
NASDAQ STOCK MARKET (U.S.)      $100        $110        $139        $142       $156        $191
NASDAQ PHARMACEUTICAL           $100        $146        $161        $147       $165        $169

* $100 invested on June 29, 2002 in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $16,476, $15,613 and $11,935, or $0.178, $0.168 and $0.155 per share, during fiscal 2007, 2006 and 2005, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

On February 8, 2007, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $60,000. This plan will expire on February 8, 2009. The previous repurchase plan was approved on February 15, 2006 and expired on February 17, 2007. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan's formula which is generally based on the market price of the Company's stock. All common stock repurchased is retired upon purchase in accordance with the Michigan Business Corporation Act, under which the Company is incorporated.

The table below lists the Company's repurchases of shares of common stock during its most recently completed quarter:

                                                   Total Number of
                     Total Number     Average      Shares Purchased    Value of Shares
                      of Shares     Price Paid   as Part of Publicly      Available
   Fiscal 2007      Purchased (1)    per Share     Announced Plans       for Purchase
   -----------      -------------   ----------   -------------------   ---------------
                                                                           $57,160
April 1 to May 5          43          $17.88              17               $56,856
May 6 to June 2            6          $19.51              --               $56,856
June 3 to June 30         33          $19.84              --               $56,856
                         ---                             ---
Total                     82                              17
                         ===                             ===

(1) Private party transactions accounted for the purchase of 26 shares in the period from April 1 to May 5, 6 shares in the period from May 6 to June 2 and 33 shares in the period from June 3 to June 30.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. The consolidated statement of income data set forth below with respect to the fiscal years ended June 30, 2007, July 1, 2006 and June 25, 2005 and the consolidated balance sheet data at June 30, 2007 and July 1, 2006 are derived from and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 26, 2004 and June 28, 2003 and the consolidated balance sheet data for the Company at June 25, 2005, June 26, 2004 and June 28, 2003 are derived from audited consolidated financial statements of the Company not included in this report. Certain amounts have been reclassified to conform to the current year presentation. The acquisition of Agis in March 2005 materially impacts the comparability of information contained in this table.

                                                         Fiscal Year
                                 ----------------------------------------------------------
                                 2007(1)(2)     2006(1)    2005(1)(3)     2004      2003(4)
                                 ----------   ----------   ----------   --------   --------
Statement of Income Data
Net sales                        $1,447,428   $1,366,821   $1,024,098   $898,204   $834,100
Cost of sales                     1,045,803      969,080      763,709    630,240    596,076
                                 ----------   ----------   ----------   --------   --------
Gross profit                        401,625      397,741      260,389    267,964    238,024
                                 ----------   ----------   ----------   --------   --------
Operating expenses
   Distribution                      28,426       27,334       18,680     15,154     15,563
   Research and development          66,480       52,293       38,419     27,721     23,315
   Selling and administration       199,037      197,936      140,581    122,193    117,096
                                 ----------   ----------   ----------   --------   --------
      Subtotal                      293,943      277,563      197,680    165,068    155,974
                                 ----------   ----------   ----------   --------   --------
   Write-off of in-process
      research and development        8,252           --      386,800         --         --
   Restructuring                        879        8,846        6,382         --         --
   Unusual litigation                    --           --           --         --     (3,128)
                                 ----------   ----------   ----------   --------   --------
      Total                         303,074      286,409      590,862    165,068    152,846
                                 ----------   ----------   ----------   --------   --------
Operating income (loss)              98,551      111,332     (330,473)   102,896     85,178
Interest, net                        16,020       15,207        1,976     (1,018)       861
Other income, net                    (6,523)      (9,810)      (1,756)    (2,069)    (1,941)
                                 ----------   ----------   ----------   --------   --------
Income (loss) before income
   taxes                             89,054      105,935     (330,693)   105,983     86,258
Income tax expense                   15,257       34,535       22,290     25,416     32,210
                                 ----------   ----------   ----------   --------   --------
Net income (loss)                $   73,797   $   71,400   $ (352,983)  $ 80,567   $ 54,048
                                 ==========   ==========   ==========   ========   ========
Earnings (loss) per share
   Basic                         $     0.80   $     0.77   $    (4.57)  $   1.15   $   0.77
   Diluted                       $     0.79   $     0.76   $    (4.57)  $   1.11   $   0.76
Weighted average shares
   outstanding
   Basic                             92,230       92,875       77,313     70,206     69,746
   Diluted                           93,807       94,105       77,313     72,289     71,158
Dividends declared per share     $    0.178   $    0.168   $    0.155   $   0.13   $   0.05

                                   June 30,      July 1,     June 25,    June 26,   June 28,
                                     2007         2006         2005        2004       2003
                                  ----------   ----------   ----------   --------   --------
Balance Sheet Data
Cash and investment securities    $   79,415   $   45,751   $   34,468   $171,700   $ 93,827
Working capital, excluding cash
   and investment securities         259,808      239,996      233,797    113,043    118,828
Property and equipment, net          331,072      319,358      323,801    227,641    218,778
Goodwill                             196,218      152,183      150,293     35,919     35,919
Other intangible assets              156,587      132,426      147,967      4,163        150
Restricted cash                      422,000      400,000      400,000         --         --
Total assets                       1,925,154    1,750,624    1,704,976    759,094    643,970
Long-term debt, less current
   portion                           650,762      621,717      656,128         --         --
Shareholders' equity                 754,469      640,744      590,837    536,232    448,424

(1)  See Item 7 for Management's discussion of results of operations.

(2) Includes the results of operations for Glades for the three months ended June 30, 2007.

(3) Includes the results of operations for Agis for the three months ended May 31, 2005.

(4) Includes unusual litigation income related to settlement agreements with certain defendants of a civil antitrust lawsuit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Significant Factors Impacting Earnings

The following factors impacted earnings in fiscal 2007, some of which may impact future operations:

In March 2007, the Company acquired certain generic prescription dermatological products from Glades Pharmaceuticals, Inc. (Glades). In connection with this acquisition, the Company recorded an $8,252 charge in the third quarter of fiscal 2007 for the write-off of in-process research and development. This amount is included in the Company's unallocated corporate expenses. The operating results related to these products are included in the Company's consolidated results of operations beginning in the fourth quarter of fiscal 2007 and include a $4,573 charge to cost of sales equal to the step-up in the value of inventory acquired, as this inventory was sold in the fourth quarter of fiscal 2007.

In November 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500mg caplets containing raw material purchased from a third party supplier. The total cost of the recall is estimated to be approximately $6,500, the majority of which was recorded in the first three quarters of fiscal 2007. The charge included sales returns and refunds, handling of on-hand inventories, disposal of inventory and management of consumer inquiries. This recall is essentially complete.

The Company continued to be impacted in fiscal 2007 by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the diversion and misuse of pseudoephedrine in the production of methamphetamine, an illegal drug. Sales of these products in fiscal 2007 were $63,000 lower than in fiscal 2006. The Company monitors this issue continuously and, consequently, recorded an additional charge of approximately $1,900 in fiscal 2007 for estimated obsolete inventory on hand.

In June 2006, the Company made a decision to exit two unprofitable product lines and, as a result, incurred an impairment charge in the Company's Consumer Healthcare segment of $8,846 in the fourth quarter of fiscal 2006 to reflect the difference between carrying value and the fair value of the affected assets. In fiscal 2007, the Company recorded a net restructuring charge of $879 that included employee termination benefits and plant shut-down costs, partially offset by a gain on the sale of a plant.

The Company recorded a charge of $2,750 in the first quarter of fiscal 2006 as the Company initiated a retail-level recall of all affected lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap. The Company recorded income of $550 in the fourth quarter fiscal 2007 for the reduction of the associated accrual as this recall is essentially complete.

In fiscal 2006, the Company entered into a five-year supply, purchase and license agreement with another pharmaceutical company pursuant to which the Company will produce API. Certain intellectual property assets were sold to the other pharmaceutical company under the terms of the agreement. The Company has also entered into a collaboration agreement with that company pursuant to which the two companies will collaborate on the development and manufacture of two drug products. Revenues related to this agreement had a significant positive impact on gross profit in the second half of fiscal 2006, fiscal 2007 and are expected to continue to contribute significantly to gross profit in fiscal 2008.

Dividend Increase and Share Repurchase Program

In recognition of the Company's financial strength and future prospects, the Board of Directors has continued to approve the payment of dividends to its shareholders. Starting in the second quarter of fiscal 2007, the Company increased its quarterly dividend rate from $0.0425 to $0.045 a share. The Company paid $16,476 in fiscal 2007 for dividends.

In February 2007, the Company's board of directors authorized the repurchase of up to $60,000 of common stock through February 8, 2009. The Company intends to continue its repurchase program in order to reduce dilution in comparative financial information.

RESULTS OF OPERATIONS

The Company's consolidated statements of income expressed as a percent of net sales is presented below:

                                           Fiscal Year
                                      ---------------------
                                       2007    2006    2005
                                      -----   -----   -----
                                        %       %       %
Net sales                             100.0   100.0   100.0
Cost of sales                          72.3    70.9    74.6
                                      -----   -----   -----
Gross profit                           27.7    29.1    25.4
                                      -----   -----   -----
Operating expenses
   Distribution                         2.0     2.0     1.8
   Research and development             4.6     3.8     3.8
   Selling and administration          13.7    14.5    13.7
                                      -----   -----   -----
      Subtotal                         20.3    20.3    19.3
                                      -----   -----   -----
   Write-off of in-process research
      and development                   0.5      --    37.8
   Restructuring                        0.1     0.6     0.6
                                      -----   -----   -----
      Total                            20.9    20.9    57.7
                                      -----   -----   -----
Operating income (loss)                 6.8     8.2   (32.3)
Interest and other, net                 0.6     0.4      --
                                      -----   -----   -----
Income (loss) before income taxes       6.2     7.8   (32.3)
Income tax expense                      1.1     2.5     2.2
                                      -----   -----   -----
Net income (loss)                       5.1     5.3   (34.5)
                                      =====   =====   =====

CONSUMER HEALTHCARE

                                  Fiscal Year
                       --------------------------------
                          2007        2006       2005
                       ----------   --------   --------
Net sales              $1,037,305   $994,231   $933,280
Gross profit           $  236,999   $250,741   $248,369
Gross profit %               22.8%      25.2%      26.6%
Operating expenses     $  167,420   $171,897   $161,799
Operating expenses %         16.1%      17.3%      17.3%
Operating income       $   69,579   $ 78,844   $ 86,570
Operating income %            6.7%       7.9%       9.3%

Net Sales

Fiscal 2007 net sales increased 4% or $43,074 compared to fiscal 2006. The increase was comprised of $29,100 of international sales and $13,900 of domestic sales. The increase in international sales resulted from approximately $2,700 of new product sales, higher unit sales of existing products as well as $6,900 from favorable foreign currency exchange. The domestic increase resulted from approximately $66,000 of new product sales in the smoking cessation, gastrointestinal and nutrition categories along with a $20,400 increase from higher unit sales of analgesics and cough/cold categories. These combined domestic increases were partially offset by a $51,200 decrease in unit sales of existing products in the gastrointestinal, smoking cessation and nutrition product categories along with a decline in sales of the combination of pseudoephedrine-containing and phenylephrine-containing products, including replacement products, of approximately $22,000 in fiscal 2007 compared to fiscal 2006.

The Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which have resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Net sales of these products, excluding sales of pseudoephedrine replacement products, were approximately $29,000 in fiscal 2007, $63,000 lower than fiscal 2006.

Fiscal 2006 net sales increased 7% or $60,951 compared to fiscal 2005. The increase resulted primarily from $77,000 of new product sales in the cough/cold, analgesic, smoking cessation and vitamin categories, $42,000 of sales of topical OTC products produced at the New York facility acquired in conjunction with the Agis acquisition, as well as existing product growth of $20,000 from analgesic and vitamin products. These increases were partially offset by a decline of $90,000 in sales of pseudoephedrine-containing products in fiscal 2006 compared to fiscal 2005.

Gross Profit

Fiscal 2007 gross profit decreased 5% or $13,742 compared to fiscal 2006. The decrease was due primarily to higher costs for production and quality assurance, the unfavorable margin impact from lower unit sales of pseudoephedrine-containing products and the acetaminophen product recall (described below). These decreases were partly offset by the gross profit on increased sales volume attributed to new products and international sales.

On November 9, 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500 mg caplets containing raw material purchased from a third party supplier. The total cost of the recall is estimated to be approximately $6,500, the majority of which was recorded in the first three quarters of fiscal 2007. The charge included sales returns and refunds, handling of on-hand inventories, disposal of inventory and management of consumer inquiries. This recall is essentially complete.

Fiscal 2006 gross profit increased 1% or $2,372 compared to fiscal 2005. The slight increase in gross profit was primarily a result of increased sales volume attributable to new products and an adjustment of $2,100 to reduce the associated accruals related to the charge of $8,300 that unfavorably impacted fiscal 2005 for the loratadine syrup recall. These factors were largely offset by lower unit sales of pseudoephedrine-containing products and higher inventory obsolescence costs, including a charge of approximately $8,800 for estimated obsolete pseudoephedrine inventory on hand. The decrease in gross profit percent for fiscal 2006 was due primarily to lower unit sales of pseudoephedrine-containing products, which were typically sold at a margin higher than the average product in the Consumer Healthcare segment, and inventory obsolescence costs related to pseudoephedrine.

Operating Expenses

Fiscal 2007 operating expenses decreased 3% or $4,477 compared to fiscal 2006. The decreases were primarily due to lower employee-related costs and a reduction in bad debt expense, which were partially offset by an increase in research and development costs and the impairment of a note receivable.

Fiscal 2006 operating expenses increased 6% or $10,098 compared to fiscal 2005. The increase was primarily due to the inclusion of expenses related to the New York facility, a litigation settlement charge of $3,000, higher costs for employee-related programs and amortization of intangible assets. Restructuring charges of $8,846 and $6,382 were recorded for fiscal 2006 and fiscal 2005, respectively. The restructurings are described below.

In June 2006, as a result of an ongoing review of its Consumer Healthcare operating strategies, the Company's Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives and, as a result, incurred an impairment charge in the Company's Consumer Healthcare segment of $8,846 in the fourth quarter of fiscal 2006 to reflect the difference between carrying value and the estimated fair value of the affected assets. This action resulted in the sale of one Michigan plant and the closure of an additional Michigan plant, both in the second quarter of fiscal 2007. The Company recorded a gain of $1,276 in the second quarter of fiscal 2007 based on the cash proceeds from the sale of the plant. The gain is included in the restructuring line of the income statement. The Company also recorded a $1,500 note receivable from the buyer of the plant. This amount, reflecting further gain on the sale of the plant, has been deferred and will be recognized as the note is repaid over the next five years. As of June 30, 2007, a gain of $100 has been recognized related to this note receivable. As of June 30, 2007, the net book value of the assets associated with the second plant is included in the assets held for sale line item on the Company's consolidated balance sheet. In addition, the Company incurred a charge of $2,255 in fiscal 2007 for employee-related and plant shutdown costs. The employee-related charge was $1,578 for termination benefits for 72 employees, all of which was paid as of June 30, 2007.

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

RX PHARMACEUTICALS

                                      Fiscal Year
                            ------------------------------
                              2007       2006       2005
                            --------   --------   --------
Net sales                   $137,797   $120,941   $ 32,565
Gross profit                $ 57,621   $ 49,684   $  6,820
Gross profit %                  41.8%      41.1%      20.9%
Operating expenses          $ 33,766   $ 33,109   $ 17,512
Operating expenses %            24.5%      27.4%      53.8%
Operating income (loss)     $ 23,855   $ 16,575   $(10,692)
Operating income (loss) %       17.3%      13.7%     (32.8)%

Net Sales

Net sales for fiscal 2007 increased 14% or $16,856 compared to fiscal 2006. This increase was due primarily to an increase in service and royalty revenues of approximately $15,200, new product sales of approximately $6,500 along with additional sales of products acquired from Glades Pharmaceuticals, Inc. These increases were partially offset by pricing pressure on current products sold under ANDA's and an increase in expense for customer-related programs of $5,000. Fiscal 2006 was unfavorably impacted by a mesalamine product recall (described below) that decreased sales $1,350.

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

Fiscal 2006 included the first full year of Agis results while fiscal 2005 included only one quarter of Agis results. Fiscal 2006 also included $8,967 for non-product revenues and royalties.

Gross Profit

Gross profit for fiscal 2007 increased 16% or $7,937 compared to fiscal 2006. The increase was due primarily to the increase in service and royalty revenues, the absence of the mesalamine product recall and profit related to products acquired from Glades Pharmaceuticals. These increases were partially offset by pricing pressure on current ANDA products, the increase in expense for customer programs and a charge to cost of sales of $4,573 equal to the step-up in the value of inventory resulting from the Glades purchase.

Gross profit included amortization of product-related intangible assets, acquired by purchasing Agis, of $6,336 for fiscal 2006 and $1,596 for fiscal 2005. Fiscal 2005 gross profit also included charges to cost of sales of $5,546 for the step-up in the value of inventory. The gross profit percent for fiscal 2006 was favorably impacted by non-product revenues and royalties while fiscal 2005 was unfavorably impacted by the charge to cost of sales for the step-up in the value of inventory.

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

Operating Expenses

Fiscal 2007 operating expenses increased 2% or $657 compared to fiscal 2006. The increase was due primarily to higher spending for research and development of $3,000, which was mostly offset by a decrease in employee related expenses of $2,500.

Fiscal 2006 operating expenses increased over fiscal 2005 primarily due to the inclusion of a full year of Agis results. Fiscal 2006 spending for research and development was $16,453 compared to $9,886 in fiscal 2005. Operating expenses as a percent of net sales were higher in fiscal 2005 as the Company was establishing its Rx Pharmaceuticals business.

API

                                     Fiscal Year
                            -----------------------------
                              2007       2006       2005
                            --------   --------   -------
Net sales                   $122,143   $110,713   $23,412
Gross profit                $ 54,634   $ 50,260   $(2,379)
Gross profit %                  44.7%      45.4%    (10.2)%
Operating expenses          $ 35,735   $ 24,321   $ 4,785
Operating expenses %            29.2%      22.0%     20.4%
Operating income (loss)     $ 18,899   $ 25,939   $(7,164)
Operating income (loss) %       15.5%      23.4%    (30.6)%

Net Sales

Net sales for fiscal 2007 increased 10% or $11,430 compared to fiscal 2006. This increase was due to sales of new products of approximately $1,300, as well as an increase of approximately $14,100 related to customer and product mix changes, partially offset by the absence in fiscal 2007 of $4,000 in non-product revenue attributable to the sale of intellectual property. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material. The current trend of increased sales may not continue due to this dependency.

The API segment was established as a result of the Agis acquisition in fiscal 2005. Fiscal 2006 included the first full year of Agis results while fiscal 2005 included only one quarter of Agis results. Fiscal 2006 net sales included $4,000 for non-product revenues.

Gross Profit

Gross profit for fiscal 2007 increased 9% or $4,374 compared to fiscal 2006. The increase was due primarily to increased volume attributable to new products and changes in customer and product sales mix. The gross profit for fiscal 2006 included approximately $4,000 in revenue related to the sale of intellectual property as well as a charge to cost of sales of $1,747, equal to the step-up in the value of inventory resulting from the Agis acquisition. The net decrease from the absence of this fiscal 2006 activity partially offsets the increase in gross profit.

Fiscal 2006 and fiscal 2005 gross profit included charges to cost of sales of $1,747 and $12,542, respectively, associated with the step-up in the value of inventory acquired. The gross profit percent for fiscal 2006 was favorably impacted by non-product revenues while fiscal 2005 was unfavorably impacted by the charge to cost of sales associated with the step-up in the value of inventory acquired.

Operating Expenses

Operating expenses for fiscal 2007 increased 47% or $11,414 compared to fiscal 2006. The increase was primarily due to increased spending for research and development and higher commissions on sales of certain products.

Fiscal 2006 operating expenses increased over fiscal 2005 due to the inclusion of a full year of Agis results. Fiscal 2006 spending for research and development was $7,400. Operating expenses as a percent of net sales were higher in fiscal 2006 compared to fiscal 2005 primarily due to increased expenses for third-party commissions and employee-related costs.

OTHER

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

                                     Fiscal Year
                            -----------------------------
                              2007       2006       2005
                            --------   --------   -------
Net sales                   $150,183   $140,936   $34,841
Gross profit                $ 52,372   $ 47,056   $ 7,579
Gross profit %                  34.9%      33.4%     21.8%
Operating expenses          $ 44,180   $ 43,539   $12,169
Operating expenses %            29.4%      30.9%     34.9%
Operating income (loss)     $  8,192   $  3,517   $(4,590)
Operating income (loss) %        5.5%       2.5%    (13.2)%

Net Sales and Gross Profit

Net sales for fiscal 2007 increased 7% or $9,247 compared to fiscal 2006, due primarily to changes in the foreign exchange rate and changes in customer and product mix. Gross profit for fiscal 2007 increased 11% or $5,316 compared to fiscal 2006. The gross profit for fiscal 2006 included a charge to cost of sales of $2,697, equal to the step-up in the value of inventory resulting from the Agis acquisition. The remainder of the gross profit increase was primarily due to changes in the foreign exchange rate.

These operating segments were established as a result of the Agis acquisition in fiscal 2005. Fiscal 2006 included the first full year of Agis results while fiscal 2005 included only one quarter of Agis results. Gross profit included charges to cost of sales of $2,697 and $4,407 for the step-up in the value of inventory for fiscal 2006 and fiscal 2005, respectively.

Operating Expenses

Fiscal 2007 operating expenses increased 1% or $641 compared to fiscal 2006 primarily due to an increase in sales commissions, partially offset by lower administrative expenses.

Fiscal 2006 operating expenses increased over fiscal 2005 due to the inclusion of a full year of Agis results. Operating expenses as a percent of net sales were lower in fiscal 2006 compared to fiscal 2005 primarily due to lower employee-related expenses and other administrative costs, as well as lower costs for promotional activities.

UNALLOCATED EXPENSES

                                    Fiscal Year
                          -------------------------------
                            2007       2006        2005
                          --------   --------   ---------
Operating expenses        $ 21,974   $ 13,543   $ 394,597
Operating income (loss)   $(21,974)  $(13,543)  $(394,597)

Unallocated expenses are comprised of certain corporate services not allocated to the segments and expenses related to the integration of the Agis acquisition. Fiscal 2007 also included a charge of $8,252 related to the write-off of in-process research and development in connection with the Glades acquisition. Fiscal 2006 included a full year of expenses for corporate services while fiscal 2005 included only one quarter of these expenses. Fiscal 2005 also included a charge of $386,800 for the one-time write-off of in-process research and development in connection with the Agis acquisition. Acquisition integration expenses were $2,734 for fiscal 2006 and $5,560 for fiscal 2005.

INTEREST AND OTHER (CONSOLIDATED)

Fiscal 2007 interest expense was $36,089 compared to $36,889 for fiscal 2006. Fiscal 2007 interest income was $20,078 compared to $21,682 for fiscal 2006. Other income, net was $6,523 for fiscal 2007 compared to $9,810 for fiscal 2006. Fiscal 2006 other income, net included a gain of $4,666 from the sale of an equity investment.

Fiscal 2006 interest expense was $36,889 compared to $9,189 for fiscal 2005. Interest expense in fiscal 2006 compared to fiscal 2005 increased as the debt incurred with the financing of the Agis acquisition was outstanding for all of fiscal 2006 compared to only one quarter in fiscal 2005. Fiscal 2006 interest income was $21,682 compared to $7,213 for fiscal 2005. Other income, net was $9,810 for fiscal 2006 compared to $1,756 for fiscal 2005. Fiscal 2006 other income, net included a gain of $4,666 from the sale of an equity investment. The additional increase in fiscal 2006 was due to higher income from equity-method investees and gains on sales of investment securities.

INCOME TAXES (CONSOLIDATED)

The effective tax rate was 17.1%, 32.6% and 6.7% for fiscal 2007, 2006 and 2005, respectively. The Company's international expansion has changed the relative composition of U.S. and foreign income resulting in a lower effective tax rate than the Company had historically experienced. This tax rate will fluctuate from year to year and quarter to quarter depending on the composition of income before tax. Approximately 75% of income before tax in fiscal 2007 was contributed by foreign entities with a tax rate lower than the U.S. statutory rate. See Note L to the consolidated financial statements for the Company's effective tax rate reconciliation. A significant portion of the 75% relates to activities in Israel. The Israel statutory tax rate in FY07 was 29% unless other benefits were obtained from the government.

Certain of the Company's Israel subsidiaries have been granted approved enterprise status under the Law for the Encouragement of Capital Investments
(1959). Income derived from such entities is entitled to various tax benefits beginning in the year the subsidiary first generates taxable income. These benefits apply to an entity depending on certain elections. Certain subsidiaries have elected alternative tax benefits and are entitled to tax exemption for ten years. The period of benefits for these subsidiaries expires between 2008 and 2014. Certain other subsidiaries have elected investment grant benefits and are entitled to tax exemption for two years followed by a reduced tax rate of 10% to 25% for the five following years. The period of benefits for these subsidiaries, some of which have not started, expire not later than 2016. Once the benefits period expires, income from these subsidiaries will be taxed at the applicable statutory rate.

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

The effective tax rate for fiscal 2007 also included the impact of the newly enacted Tax Relief and Healthcare Act of 2006 (the Act) in the U.S. Among other provisions, the Act provides for the restoration of the research and development tax credit, applied retroactively to January 1, 2006. Accordingly, tax expense in the second quarter of fiscal 2007 was reduced approximately $1,300 to reflect the one-time impact of the retroactive application of the Act.

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

In August 2005, the Company was notified by the IRS that it has resolved all tax years through fiscal 2004. Additionally, the Israeli Tax Authority is currently auditing the Company for years ended December 2003, December 2004 and May 2005. The Company believes it has appropriately accrued for probable income tax exposures for all tax years that remain open.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and investment securities increased $33,664 to $79,415 at June 30, 2007 from $45,751 at July 1, 2006. Working capital increased $53,476 to $339,223 at June 30, 2007 from $285,747 at July 1, 2006.

Net cash provided from operating activities increased $2,392 or 2% to $128,923 for fiscal 2007 compared to $126,531 for fiscal 2006 due primarily to the change in inventory related to a strategic build-up of inventories that occurred earlier in the fiscal year, fiscal 2006 employee bonuses that were paid in fiscal 2007 and increased sales volume, partially offset by lower payments for income taxes.

Net cash used for investing activities increased $76,726 or 158% to $125,434 for fiscal 2007 compared to $48,708 for fiscal 2006 primarily due to higher capital expenditures, the Glades asset acquisition and a net increase in the purchase of investment securities.

Capital expenditures for property and equipment for fiscal 2007 of $45,014 were for normal equipment replacement and productivity enhancements. Capital expenditures for fiscal 2008 are expected to be $40,000 to $50,000. The annual capital expenditures for fiscal 2006 were $36,427.

Net cash provided from financing activities increased $86,632 to $9,597 for fiscal 2007 compared to net cash used for financing activities of $77,035 for fiscal 2006. The increased cash from financing activities was primarily due to increased net borrowings of long-term debt to fund the Glades asset acquisition and the Company's working capital requirements.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions and are funded by available cash or borrowings. On February 8, 2007, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $60,000. This plan will expire on February 8, 2009. The previous repurchase plan was approved on February 15, 2006 and expired on February 17, 2007. The Company has a 10b5-1 plan that allows a broker selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan's formula which is generally based on the market price of the Company's stock. All common stock repurchased is retired upon purchase. The Company repurchased 1,361 shares of common stock for $22,464 during fiscal 2007. The Company repurchased 1,923 and 190 shares of common stock for $28,330 and $3,021 during fiscal 2006 and 2005, respectively.

The Company paid dividends of $16,476, $15,613 and $11,935, or $0.178, $0.168 and $0.155 per share, during fiscal 2007, 2006 and 2005, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Dividends paid for the years ended June 30, 2007 and July 1, 2006 are as follows:

                                                             Dividend
Declaration Date       Record Date            Payable        Declared
----------------    -----------------   ------------------   --------
Fiscal 2007
May 2, 2007         May 25, 2007        June 19, 2007         $0.0450
February 8, 2007    February 23, 2007   March 20, 2007        $0.0450
November 10, 2006   November 24, 2006   December 19, 2006     $0.0450
August 11, 2006     August 25, 2006     September 19, 2006    $0.0425

Fiscal 2006
May 12, 2006        May 26, 2006        June 20, 2006         $0.0425
February 15, 2006   February 24, 2006   March 21, 2006        $0.0425
October 28, 2005    November 25, 2005   December 20, 2005     $0.0425
August 5, 2005      August 26, 2005     September 20, 2005    $0.0400

CREDIT FACILITIES

The Company had long-term debt, less current maturities, of $650,762 at June 30, 2007. The Company has approximately $118,000 available from its primary sources of credit described below. The Company's need for cash includes support of seasonal working capital demands, investment in capital assets, dividend payments, repurchases of common stock, interest payments and acquisition opportunities. Cash, cash equivalents, investment securities, cash flows from operations and borrowings available under its credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the credit agreement. Both loans bear an interest rate of Alternative Base Rate or LIBOR plus an applicable margin determined by the Company's leverage ratio over the trailing four quarters. Actual rates for fiscal 2007 ranged from 5.75% to 5.95%. Additionally, the credit agreement provides for a short term swingline loan with a maximum commitment of $25,000 with a negotiable rate of interest which was 5.87% as of June 30, 2007.

The obligations under the credit agreement are guarantied by certain subsidiaries of the Company and the Company will guaranty obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans is October 30, 2011. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes and Depreciation (EBITDA) ratios. The Company was in compliance with all loan covenants as of June 30, 2007.

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

The Company's Israel subsidiary has a debenture for $46,143 with a fixed interest rate of 5.6%. The debenture is guarantied by the Company. The principal of the loan is linked to the increase in the Israel consumer price index (CPI) and is payable in three annual installments, the first of which will be made in December 2007. Prior to the Agis acquisition, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. In fiscal 2006, the subsidiary entered into partial termination agreements on the interest rate swaps in the notional amount of $13,000, leaving a swap agreement with a net notional amount of $2,000 in place at June 30, 2007. The subsidiary has also entered into a hedge in the notional amount of approximately $2,000 to protect against extreme changes in LIBOR. These transactions have not been formally designated as hedging instruments by management and are recorded in current liabilities at their fair value of $90 at June 30, 2007 and $271 at July 1, 2006. The change in fair value was $202 recorded in interest income, $862 recorded in interest expense and $289 recorded interest income for fiscal 2007, 2006 and 2005, respectively.

The Company's Israel subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for $500, not to exceed 50% of the joint venture's debt.

CONTRACTUAL OBLIGATIONS

The Company's enforceable and legally binding obligations as of June 30, 2007 are set forth in the following table. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table.

                                                  Payment Due by Period
                                  -----------------------------------------------------
                                              2009-      2011-      After
                                    2008       2010      2012       2012        Total
                                  --------   -------   --------   --------   ----------
Operating leases (a)              $ 10,960   $16,449   $  9,921   $  7,453   $   44,783
Purchase obligations (b)           198,285        --         --         --      198,285
Long-term debt (c)                  42,406    58,924    239,055    401,353      741,738
Other non-current contractual
   liabilities reflected on the
   consolidated balance sheet:
      Deferred compensation and
         benefits (d)                   --        --         --     29,744       29,744
      Supply agreement (e)           1,000     2,000         --         --        3,000
      Other                            858     1,034        726      1,298        3,916
                                  --------   -------   --------   --------   ----------
Total                             $253,509   $78,407   $249,702   $439,848   $1,021,466
                                  ========   =======   ========   ========   ==========

(a) Used in normal course of business principally for warehouse facilities and computer equipment.

(b) Consists of commitments for both materials and services and also includes purchase price commitment of $12,000 related to Qualis acquisition.

(c) Long-term debt includes interest payments, net of interest received on restricted cash deposit, which were calculated using the effective interest rate at June 30, 2007.

(d) Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, $26,341 has been funded by the Company and is recorded in other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

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

The following table summarizes activity for the fiscal years ended June 30, 2007, July 1, 2006 and June 25, 2005 in the balance sheet for customer-related accruals:

                                          Fiscal Year
                               --------------------------------
                                  2007        2006       2005
                               ---------   ---------   --------
CUSTOMER-RELATED ACCRUALS
Balance, beginning of period   $  54,456   $  48,378   $ 13,212
   Acquisition of Agis                --          --     25,526
   Provision recorded            207,504     158,210     41,982
   Credits processed            (210,304)   (152,132)   (32,342)
                               ---------   ---------   --------
Balance, end of the period     $  51,656   $  54,456   $ 48,378
                               =========   =========   ========

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $9,421 at June 30, 2007 and $11,178 at July 1, 2006.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $36,210 at June 30, 2007 and $42,509 at July 1, 2006.

Income Taxes - The Company's effective income tax rate is based on income, statutory tax rates, special tax benefits and tax planning opportunities available to us in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating tax positions. Tax positions are reviewed quarterly and balances are adjusted as new information becomes available.

The Company has established valuation allowances against a portion of the non-U.S. net operating losses and state-related net operating losses to reflect the uncertainty of its ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of the Company's net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowance can also be impacted by changes in the tax regulations.

Significant judgment is required in determining the Company's contingent tax liabilities. The Company has established contingent tax liabilities using management's best judgment and adjusts these liabilities as warranted by changing facts and circumstances. A change in tax liabilities in any given period could have a significant impact on the Company's results of operations and cash flows for that period.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The goodwill related to the Agis acquisition has been allocated to the API and Rx Pharmaceuticals segments and is tested for impairment annually in the third quarter of the fiscal year. The current year testing resulted in no impairment charge related to the API and Rx Pharmaceuticals segments. The Company's API business is heavily dependent on new products currently under development. Although not anticipated at this time, the termination of certain key product development projects could have a materially adverse impact on the future results of the API segment, which may include a charge for goodwill impairment. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year and also resulted in no impairment charge in the current year. Goodwill was $196,218 at June 30, 2007 and $152,183 at July 1, 2006.

Other Intangible Assets - Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are related to the acquisition of Agis and are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $156,587 at June 30, 2007 and $132,426 at July 1, 2006.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, which include, but are not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $2,641 at June 30, 2007 and $1,937 at July 1, 2006. The accrual for workers' compensation claims was $1,391 at June 30, 2007 and $1,919 at July 1, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks due to changes in currency exchange rates and interest rates.

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense on borrowings used to finance acquisitions and working capital requirements. As of June 30, 2007, the Company had invested cash and cash equivalents and investment securities of approximately $79,000 and short and long-term debt, net of restricted cash, of approximately $256,000.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE
------------------------------------------                               -------
Management's Report on Internal Control over Financial Reporting......        52

Report of Independent Registered Public Accounting Firm...............        53

Report of Independent Registered Public Accounting Firm...............        55

Consolidated Statements of Income for Fiscal 2007, 2006 and 2005......        56

Consolidated Balance Sheets as of June 30, 2007 and July 1, 2006......        57

Consolidated Statements of Shareholders' Equity for Fiscal 2007, 2006
and 2005..............................................................        58

Consolidated Statements of Cash Flows for Fiscal 2007, 2006 and 2005..        59

Notes to Consolidated Financial Statements............................   60 - 84

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2007. The framework used in carrying out our evaluation was the Internal Control -- Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT), which was developed by the Information Systems Audit and Control Association's (ISACA) IT Governance Institute, as a complement to the COSO internal control framework.

Based on the evaluation under these frameworks, management has concluded that internal controls over financial reporting were effective as of June 30, 2007. The results of management's assessment have been reviewed with the Company's Audit Committee.

Management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Perrigo Company
Allegan, Michigan

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Perrigo Company and subsidiaries maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perrigo Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Perrigo Company and subsidiaries maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Perrigo Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perrigo Company and subsidiaries as of June 30, 2007 and July 1, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated August xx, 2007 expressed an unqualified opinion thereon.

By: /s/ BDO Seidman, LLP
    --------------------
    BDO Seidman, LLP

Grand Rapids, Michigan
August 22, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Perrigo Company
Allegan, Michigan

We have audited the accompanying consolidated balance sheets of Perrigo Company and subsidiaries as of June 30, 2007 and July 1, 2006 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule for the three years in the period ended June 30, 2007 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company and subsidiaries at June 30, 2007 and July 1, 2006 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Perrigo Company and subsidiaries' internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 22, 2007 expressed an unqualified opinion thereon.


By: /s/ BDO Seidman, LLP
    --------------------
    BDO Seidman, LLP

Grand Rapids, Michigan
August 22, 2007

                                 PERRIGO COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                   Fiscal Year
                                      ------------------------------------
                                         2007         2006         2005
                                      ----------   ----------   ----------
Net sales                             $1,447,428   $1,366,821   $1,024,098
Cost of sales                          1,045,803      969,080      763,709
                                      ----------   ----------   ----------
Gross profit                             401,625      397,741      260,389
                                      ----------   ----------   ----------
Operating expenses
   Distribution                           28,426       27,334       18,680
   Research and development               66,480       52,293       38,419
   Selling and administration            199,037      197,936      140,581
                                      ----------   ----------   ----------
      Subtotal                           293,943      277,563      197,680
                                      ----------   ----------   ----------
   Write-off of in-process
      research and development             8,252           --      386,800
   Restructuring                             879        8,846        6,382
                                      ----------   ----------   ----------
      Total                              303,074      286,409      590,862
                                      ----------   ----------   ----------
Operating income (loss)                   98,551      111,332     (330,473)
Interest, net                             16,020       15,207        1,976
Other income, net                         (6,523)      (9,810)      (1,756)
                                      ----------   ----------   ----------
Income (loss) before income taxes         89,054      105,935     (330,693)
Income tax expense                        15,257       34,535       22,290
                                      ----------   ----------   ----------
Net income (loss)                     $   73,797   $   71,400   $ (352,983)
                                      ==========   ==========   ==========
Earnings (loss) per share
   Basic                              $     0.80   $     0.77   $    (4.57)
   Diluted                            $     0.79   $     0.76   $    (4.57)
Weighted average shares outstanding
   Basic                                  92,230       92,875       77,313
   Diluted                                93,807       94,105       77,313
Dividends declared per share          $    0.178   $    0.168   $    0.155

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 June 30,      July 1,
                                                                   2007         2006
                                                                ----------   ----------
Assets
Current assets
   Cash and cash equivalents                                    $   30,305   $   19,018
   Investment securities                                            49,110       26,733
   Accounts receivable                                             282,045      240,130
   Inventories                                                     295,114      302,941
   Current deferred income taxes                                    41,400       52,058
   Assets held for sale                                              2,746           --
   Prepaid expenses and other current assets                        18,340       16,298
                                                                ----------   ----------
      Total current assets                                         719,060      657,178
Property and equipment
   Land                                                             27,681       30,724
   Buildings                                                       238,471      228,714
   Machinery and equipment                                         397,944      347,469
                                                                ----------   ----------
                                                                   664,096      606,907
   Less accumulated depreciation                                   333,024      287,549
                                                                ----------   ----------
                                                                   331,072      319,358
Restricted cash                                                    422,000      400,000
Goodwill                                                           196,218      152,183
Other intangible assets                                            156,587      132,426
Non-current deferred income taxes                                   54,908       43,143
Other non-current assets                                            45,309       46,336
                                                                ----------   ----------
                                                                $1,925,154   $1,750,624
                                                                ==========   ==========
Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                             $  164,318   $  179,740
   Notes payable                                                    11,776       20,081
   Payroll and related taxes                                        46,226       54,153
   Accrued customer programs                                        48,218       49,534
   Accrued liabilities                                              47,333       45,335
   Accrued income taxes                                             29,460       14,132
   Current deferred income taxes                                    17,125        8,456
   Current portion of long-term debt                                15,381           --
                                                                ----------   ----------
      Total current liabilities                                    379,837      371,431
Non-current liabilities
   Long-term debt                                                  650,762      621,717
   Non-current deferred income taxes                               103,775       81,923
   Other non-current liabilities                                    36,311       34,809
                                                                ----------   ----------
      Total non-current liabilities                                790,848      738,449
Shareholders' equity
   Preferred stock, without par value, 10,000 shares
      authorized                                                        --           --
   Common stock, without par value, 200,000 shares authorized      519,419      516,098
   Accumulated other comprehensive income                           56,676        3,593
   Retained earnings                                               178,374      121,053
                                                                ----------   ----------
      Total shareholders' equity                                   754,469      640,744
                                                                ----------   ----------
                                                                $1,925,154   $1,750,624
                                                                ==========   ==========
Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                              $    9,421   $   11,178
   Allowance for inventory                                      $   36,210   $   42,509
   Working capital                                              $  339,223   $  285,747
   Preferred stock, shares issued                                       --           --
   Common stock, shares issued                                      93,395       92,922

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                      Common Stock     Accumulated
                                                         Issued           Other
                                                    ----------------  Comprehensive  Comprehensive   Retained
                                                    Shares   Amount   Income (loss)  Income (loss)   Earnings
                                                    ------  --------  -------------  -------------  ---------
Balance at June 26, 2004                            70,882  $103,646     $ 2,892       $  82,177    $ 429,694

Net loss                                                --        --          --        (352,983)    (352,983)
Accumulated other comprehensive income (loss):
   Change in fair value of derivative financial
      instruments, net of tax                                             (3,198)         (3,198)          --
   Foreign currency translation adjustments                               (1,275)         (1,275)          --
   Change in fair value of investment
      securities, net of tax                                                (106)           (106)          --
Issuance of common stock under:
   Agis acquisition                                 21,945   410,812          --              --           --
   Stock options                                       815     7,031          --              --           --
   Restricted stock plan                               451        --          --              --           --
Compensation for stock options                          --     6,547          --              --           --
Compensation for restricted stock                       --     1,509          --              --           --
Stock options exchanged for Agis stock options          --       574          --              --           --
Cash dividends, $0.155 per share                        --        --          --              --      (11,935)
Tax effect from stock transactions                      --       650          --              --           --
Purchases and retirements of common stock             (190)   (3,021)         --              --           --
                                                    ------  --------     -------       ---------    ---------
Balance at June 25, 2005                            93,903   527,748      (1,687)       (357,562)      64,776
                                                                                       =========

Net income                                              --        --          --          71,400       71,400
Net income - stub period                                                                     490          490
Accumulated other comprehensive income (loss):
   Change in fair value of derivative financial
      instruments, net of tax                                              5,530           5,530           --
   Foreign currency translation adjustments                                 (319)           (319)          --
   Change in fair value of investment
      securities, net of tax                                                  69              69           --
Issuance of common stock under:
   Stock options                                       905     8,056          --              --           --
   Restricted stock plan                                37        --          --              --           --
Compensation for stock options                          --     5,491          --              --           --
Compensation for restricted stock                       --     3,994          --              --           --
Cash dividends, $0.168 per share                        --        --          --              --      (15,613)
Tax effect from stock transactions                      --      (861)         --              --           --
Purchases and retirements of common stock           (1,923)  (28,330)         --              --           --
                                                    ------  --------     -------       ---------    ---------
Balance at July 1, 2006                             92,922   516,098       3,593          77,170      121,053
                                                                                       =========

Net income                                              --        --          --          73,797       73,797
Accumulated other comprehensive income (loss):
   Change in fair value of derivative financial
      instruments, net of tax                                             (1,126)         (1,126)          --
   Foreign currency translation adjustments                               53,074          53,074           --
   Change in fair value of investment
      securities, net of tax                                              (1,415)         (1,415)          --
   Adjustment from adoption of FAS 158, net of tax                         2,550              --           --
Issuance of common stock under:
   Stock options                                     1,496    15,362          --              --           --
   Restricted stock plan                               338        --          --              --           --
Compensation for stock options                          --     3,793          --              --           --
Compensation for restricted stock                       --     5,160          --              --           --
Cash dividends, $0.178 per share                        --        --          --              --      (16,476)
Tax effect from stock transactions                      --     1,470          --              --           --
Purchases and retirements of common stock           (1,361)  (22,464)         --              --           --
                                                    ------  --------     -------       ---------    ---------
Balance at June 30, 2007                            93,395  $519,419     $56,676       $ 124,330    $ 178,374
                                                    ======  ========     =======       =========    =========

          See accompanying notes to consolidated financial statements.

                                 PERRIGO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Fiscal Year
                                                                 --------------------------------
                                                                    2007       2006        2005
                                                                 ---------   --------   ---------
Cash Flows (For) From Operating Activities
   Net income (loss)                                             $  73,797   $ 71,400   $(352,983)
   Adjustments to derive cash flows
      Write-off of in-process research and development               8,252         --     386,800
      Depreciation and amortization                                 58,032     56,604      34,813
      Asset impairment                                               2,034      7,783       3,232
      Share-based compensation                                       8,953      9,485       8,056
      Deferred income taxes                                         (1,371)     (5,804)     (9,834)
      Acquisition related expenses incurred by acquiree                 --         --     (10,002)
                                                                 ---------   --------   ---------
   Sub-total                                                       149,697    139,468      60,082
                                                                 ---------   --------   ---------

   Changes in operating assets and liabilities,
      net of asset and business acquisitions and restructuring
      Accounts receivable                                          (36,812)   (31,085)    (16,903)
      Inventories                                                   18,786    (31,681)     40,528
      Accounts payable                                             (19,186)    38,312      (6,736)
      Payroll and related taxes                                     (4,956)    12,173     (21,515)
      Accrued customer programs                                     (1,316)     7,868       7,966
      Accrued liabilities                                            2,063    (14,476)      8,820
      Accrued income taxes                                          15,272    (10,277)      9,932
      Other                                                          5,375     16,229      (4,530)
                                                                 ---------   --------   ---------
   Sub-total                                                       (20,774)   (12,937)     17,562
                                                                 ---------   --------   ---------
      Net cash from operating activities                           128,923    126,531      77,644
                                                                 ---------   --------   ---------

Cash Flows (For) From Investing Activities
   Purchase of securities                                         (335,016)   (60,773)   (157,353)
   Proceeds from sales of securities                               312,521     51,492     334,465
   Issuance of note receivable                                      (1,000)    (3,000)         --
   Additions to property and equipment                             (45,014)   (36,427)    (26,824)
   Proceeds from sales of property and equipment                     2,613         --          --
   Acquisition of assets                                           (59,538)        --      (5,562)
   Acquisition of a business, net of cash                               --         --    (381,570)
   Acquisition-related dividends                                        --         --     (12,574)
   Increase in restricted cash                                          --         --    (400,000)
                                                                 ---------   --------   ---------
      Net cash for investing activities                           (125,434)   (48,708)   (649,418)
                                                                 ---------   --------   ---------

Cash Flows (For) From Financing Activities
   Borrowings (repayments) of short-term debt, net                  (8,295)    (5,287)      6,421
   Borrowings of long-term debt                                    130,000     60,000     648,000
   Repayments of long-term debt                                    (90,000)   (95,000)    (63,000)
   Increase in deferred debt issue costs                                --         --        (959)
   Tax effect of stock transactions                                  1,470       (861)        650
   Issuance of common stock                                         15,362      8,056       7,031
   Repurchase of common stock                                      (22,464)   (28,330)     (3,021)
   Cash dividends                                                  (16,476)   (15,613)    (11,935)
                                                                 ---------   --------   ---------
      Net cash from (for) financing activities                       9,597    (77,035)    583,187
                                                                 ---------   --------   ---------
      Net increase in cash and cash equivalents                     13,086        788      11,413
Cash and cash equivalents, at beginning of period                   19,018     16,707       8,392

Effect of exchange rate changes on cash                             (1,799)     1,523      (3,098)
                                                                 ---------   --------   ---------
Cash and cash equivalents, at end of period                      $  30,305   $ 19,018   $  16,707
                                                                 =========   ========   =========

Supplemental Disclosures of Cash Flow Information
   Cash paid/received during the year for:
      Interest paid                                              $  33,577   $ 34,741   $   5,248
      Interest received                                          $  20,079   $ 21,464   $   7,038
      Income taxes paid                                          $  12,896   $ 47,133   $  23,433
      Income taxes refunded                                      $  11,316   $  7,939   $   4,407

          See accompanying notes to consolidated financial statements.

                        PERRIGO COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company, through several wholly owned subsidiaries, manufactures and sells consumer healthcare products, generic prescription drugs, API and consumer products primarily in the U.S., Israel, Europe and Mexico. In the U.S., these subsidiaries consist primarily of L. Perrigo Company, Perrigo Company of South Carolina Inc. and Perrigo New York Inc. Outside the U.S., these subsidiaries consist primarily of Perrigo Israel Pharmaceuticals, Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Wrafton Laboratories Limited and Perrigo U.K. Limited. As used herein, the "Company" means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

Basis of Presentation

The Company's fiscal year is a fifty-two or fifty-three week period, which ends the Saturday on or about June 30. Fiscal year 2007 was comprised of 52 weeks and ended June 30, 2007. Fiscal year 2006 was comprised of 53 weeks and ended July 1, 2006. Fiscal year 2005 was comprised of 52 weeks and ended June 25, 2005.

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

International

The Company translates its foreign operations' assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income (loss). Gains or losses from foreign currency transactions are included in other income, net.

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

The Company maintains customer-related accruals that consist primarily of chargebacks, rebates and shelf stock adjustments. A liability is recorded as revenues are recognized for estimated customer program liabilities. The liability is generally estimated based on contractual requirements and historical performance of the customers involved in the program. Changes in these estimates and assumptions related to customer programs may result in additional accruals. Customer-related accruals were $51,656 at June 30, 2007 and $54,456 at July 1, 2006.

Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses incurred by the Company are included in cost of sales.

Financial Instruments

The carrying amount of the Company's financial instruments, consisting of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable, notes payable and variable rate long-term debt approximates their fair value. See Note H for the fair value disclosure of the Company's restricted cash and fixed rate long-term debt.

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes. See Note H for further derivative disclosures.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits and other short-term investments with maturities of three months or less at the date of purchase.

Investment Securities

The Company determines the appropriate classification of all investment securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. The Company assesses whether temporary or other-than-temporary gains or losses on its investment securities have occurred due to increases or declines in fair value or other market conditions. Because the Company has determined that all of its investment securities are available-for-sale, unrealized gains and losses are reported, net of tax, as a component of accumulated other comprehensive income
(loss) in shareholders' equity. Realized gains and losses on investment securities are determined using the specific identification method. Amortization of premiums and discounts are included in interest income.

Accounts Receivable

The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for doubtful accounts was $9,421 at June 30, 2007 and $11,178 at July 1, 2006.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory related to research and development is expensed at the point when it is determined the materials have no alternative future use.

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $36,210 at June 30, 2007 and $42,509 at July 1, 2006.

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

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. For fiscal 2007 and 2006, the required annual testing resulted in no impairment charge. See Footnote F for further information. Goodwill was $196,218 at June 30, 2007 and $152,183 at July 1, 2006.

Other intangible assets subject to amortization consist of developed product technology, distribution and license agreements, customer relationships and trademarks. Most of these assets are related to the acquisition of Agis and are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. The Company acquired approximately $23,600 in developed product technology in connection with the Glades Pharmaceuticals Inc. acquisition in March 2007 - see Footnote B for further information. Other intangible assets were $156,587 at June 30, 2007 and $132,426 at July 1, 2006.

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

Earnings (loss) per Share

Basic earnings (loss) per share are calculated using the weighted average number of shares of common stock outstanding during each period. It excludes both the dilutive effects of additional common shares that would have been outstanding if the shares issued under stock incentive plans had been exercised and the dilutive effect of restricted shares and restricted share units, to the extent those shares and units have not vested. Diluted earnings per share are calculated including the effects of shares and potential shares issued under stock incentive plans, following the treasury stock method.

New Accounting Standards

In June 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. The EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company does not expect EITF 06-11 to have a material effect on its consolidated results of operations or its financial position.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities". The scope of this Issue is focused on the accounting for non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities. The FASB concluded that these types of payments should be deferred and capitalized until the goods have been delivered or the related services have been rendered. The EITF is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company does not expect EITF 07-3 to have a material effect on its consolidated results of operations or its financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- including an amendment of FAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or its financial position.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)". SFAS 158 requires companies to recognize a net liability or asset and an offsetting net of tax adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company's fiscal year ended June 30, 2007. This adoption of the statement did not have a material impact on its financial position and had no impact on its results of operations. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending June 27, 2009. Since the Company's measurement date currently aligns with its year-end balance sheet date, this requirement will have no impact on the Company's consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective beginning in the first quarter of the Company's fiscal year ending June 27, 2009. The Company has not yet determined if the adoption of this statement will have a material impact on its consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 became effective during the Company's 2007 fiscal year. The adoption of SAB 108 had no impact on the Company's consolidated results of operations or financial position.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109, Accounting for Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is in the final stages of evaluating the impact of the adoption of this interpretation. Currently, it is not expected to have an impact on the Company's consolidated results of operations or net financial position on July 1, 2007, although balance sheet reclassifications between current and non-current could be significant.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)". The scope of this Issue includes taxes that are externally imposed on a revenue producing transaction between a seller and a customer. The EITF concluded that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of such taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The EITF was effective as of the third quarter of fiscal 2007 and had no impact on the Company's consolidated financial statements. The Company records such taxes on a net basis.

NOTE B - BUSINESS ACQUISITIONS

Qualis, Inc. - On March 7, 2007, the Company announced that it entered into a purchase agreement to acquire Qualis, Inc., a privately-owned manufacturer of store brand pediculicide products, for $12,000. The majority of the assets to be acquired in this transaction consist of the intangible assets attributable to the products acquired, which include primarily store brand over-the-counter product formulations that compare to Rid(R) and Nix(R) brand products. The transaction closed on July 3, 2007. Accordingly, the acquired opening balance sheet and ongoing results of operations will be included in the Company's consolidated financial statements beginning in the first quarter of fiscal 2008.

Glades Pharmaceuticals, Inc. - On March 26, 2007, the Company acquired certain generic prescription dermatological products from Glades Pharmaceuticals, Inc. (Glades) for approximately $57,000 in cash plus $2,500 of consideration for future research and development collaborations. The operating results related to these products are included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations beginning in the fourth quarter of fiscal 2007.

The total allocated purchase price for accounting purposes through June 30, 2007 was $37,538. In addition, the Company has placed $22,000 in an escrow account pending the resolution of a contingency with respect to a single product. At June 30, 2007, these escrow funds are included in restricted cash. This contingency is required to be resolved within two years of the purchase date. Upon satisfactory resolution of the contingency, the total purchase price would be increased to $59,538; otherwise, the $22,000 will be returned to the Company. The $37,538 allocated purchase price includes the fair value assigned to the Company's license to market and distribute the product during the period until the escrow funds are released. The Company has allocated the current purchase price of $37,538 as follows:

Intangible assets - developed product technology          $23,617
Intangible assets - in-process research and development     8,252
Inventory                                                   5,669
                                                          -------
   Total assets acquired                                  $37,538
                                                          =======

Management assigned fair value to the identifiable intangible assets by estimating the discounted forecasted cash flows of the products acquired. The average estimated useful life of the developed product technology is 12 years and will be amortized on a straight-line basis. The amount allocated to in-process research and development was charged to operations in the third quarter of fiscal 2007. The valuation of in-process research and development related to projects which were assigned fair values by discounting forecasted cash flows directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a discount rate of 11% and commencement of net cash inflows that varied between one and three years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and therefore was required to be expensed as of the acquisition date. Over the next two years, the Company estimates that it will incur additional costs related to efforts necessary to develop the acquired, incomplete technology into commercially viable products that could be as much as or more than $500. If the Company is unable to develop these in-process projects into commercially viable products or obtain approval from the United States Food and Drug Administration (FDA) as required, the Company's future revenues and net income will be adversely impacted.

A step-up in the value of inventory of $4,573 was recorded in the allocation of the purchase price based on valuation estimates. The total amount allocated to inventory of $5,669, which includes the step-up amount, was charged to cost of sales in the fourth quarter of fiscal 2007 as the inventory was sold.

Agis - On March 17, 2005, the Company acquired all of the outstanding shares of Agis. Agis was included in the accompanying consolidated balance sheet as of June 25, 2005. The operating results of Agis for the three months ended May 31, 2005 were included in the Company's consolidated results of operations for fiscal 2005. For purposes of consolidation, Agis' fiscal year begins June 1 and ends May 31, the same period followed for the Company's U.K. and Mexico operations. Prior to being acquired, Agis' net sales for the year ended December 31, 2004 were approximately $405,000.

The acquisition was accounted for under the purchase method of accounting with Agis considered as the acquiree for accounting purposes. The purchase price was allocated to the fair value of assets acquired, identifiable intangible assets and liabilities assumed from Agis. For convenience purposes, the acquisition was recorded as of February 28, 2005 and those balances were reported in the Company's March 26, 2005 consolidated balance sheet. Fair value was estimated by various techniques including analysis of expected future cash flows and market comparisons. The excess of the purchase price over the fair value of net assets acquired, amounting to $114,374, was recorded as goodwill in the consolidated balance sheet. Goodwill is not amortized but is tested for impairment at least annually in the third quarter of the Company's fiscal year. Goodwill initially assigned to the reportable segments was as follows: $65,608 to Rx Pharmaceuticals and $48,766 to API.

The total purchase consideration exchanged for all of the outstanding shares of Agis was calculated as follows:

Shares of Agis common stock outstanding at
   closing date                                   27,394
Exchange ratio per merger agreement               0.8011
                                                 -------
Shares of Perrigo common stock issued at the
   closing date                                   21,945
Multiplied by Perrigo's average stock price
   for the five day period beginning two
   business days before and ending two
   business days after November 14, 2004         $ 18.72   $410,812
                                                 -------
Shares of Agis common stock outstanding at the
   closing date                                   27,394
Cash consideration paid per share                $ 14.93    408,990
                                                 -------
Estimated fair value of Perrigo stock options
   exchanged for Agis stock options
   outstanding at the closing date                              574
Perrigo's estimated acquisition costs                        11,482
                                                           --------
Purchase price for accounting purposes                      831,858
Agis' net debt outstanding at the closing date                8,974
                                                           --------
Total purchase consideration                               $840,832
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

At the acquisition date, the purchase price was allocated as follows:

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
                                       ==========

A step-up in the value of inventory of $28,154 was recorded in the allocation of the purchase price based on valuation estimates. In the fourth quarter of fiscal 2005, $23,392 was charged to cost of sales based on the estimated related sales of the acquired inventory, with the remaining amount charged to cost of sales in the first quarter of fiscal 2006.

Intangible assets were valued as follows:

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
                                      --------
                                      $529,100
                                      ========

The amount allocated to in-process research and development, $386,800, was charged to operations as of the acquisition date. The valuation of in-process research and development related to numerous ongoing projects which were assigned fair values by discounting forecasted cash flows directly related to the products expecting to result from the subject research and development. Assumptions used in the valuation included a discount rate of 17.5% and commencement of net cash inflows that varied between one and ten years depending on the project. As of the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses and therefore was required to be expensed as of the acquisition date. The acquired in-process technology related to the development of generic prescription drug products and API. The Company estimated, as of the acquisition date, that additional costs related to efforts necessary to develop the acquired, incomplete technology into commercially viable products could be as much as or more than $70,000 over the next 10 years. If the Company is unable to develop commercially viable products or obtain FDA approval as required, the Company's future revenues and net income will be adversely impacted. The write-off of in-process research and development is not deductible for tax purposes.

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

These pro forma results were prepared in accordance with the requirements of SFAS 141, "Business Combinations". The pro forma results include certain adjustments such as the charge to cost of sales associated with the step-up value of inventory acquired and additional amortization related to intangible assets arising from the acquisition, additional compensation expense and interest expense on acquisition debt. Since the write-off of in-process research and development is directly attributable to the acquisition and will not have a continuing impact, it is not reflected in this unaudited pro forma information. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the respective periods or of results of operations of future periods.

NOTE C - EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share (EPS) calculation follows:

                                                  Fiscal Year
                                         -----------------------------
                                           2007      2006       2005
                                         -------   -------   ---------
Numerator:
Net income (loss) used for both basic
   and diluted EPS                       $73,797   $71,400   $(352,983)
                                         =======   =======   =========
Denominator:
Weighted average shares outstanding
   for basic EPS                          92,230    92,875      77,313
Diluted effect of share-based awards       1,577     1,230          --
                                         -------   -------   ---------
Weighed average shares outstanding for
   diluted EPS                            93,807    94,105      77,313
                                         =======   =======   =========

Share-based awards outstanding that are anti-dilutive were 2,724 for fiscal 2007, 4,485 for fiscal 2006 and 6,428 for fiscal 2005. These share-based awards were excluded from the diluted EPS calculation. The weighted average shares for fiscal 2005 include a proportionate number of shares issued for the acquisition of Agis. The denominator for basic EPS is used for calculating diluted EPS for fiscal 2005 because potentially dilutive share-based awards are not applicable when a loss is reported.

NOTE D - INVESTMENT SECURITIES

At June 30, 2007, all of the Company's investments in debt and equity securities were classified as available-for-sale, and, as a result, were reported at fair value. The following is a summary of the Company's available-for-sale securities, all of which are classified as short-term:

                                                June 30,   July 1,
                                                  2007      2006
                                                --------   -------
Equity securities                                $ 1,435   $   850
Debt securities issued by foreign governments      2,667     3,233
Corporate debt securities                         43,758    20,964
Other debt securities                              1,250     1,686
                                                 -------   -------
   Total                                         $49,110   $26,733
                                                 =======   =======

As of June 30, 2007, the fair value of available-for-sale investment securities approximated amortized cost. Unrealized gains and losses are not material and are included in other comprehensive income (loss). The gross realized gains and losses on the sale of these securities is determined using the specific identification method.

                                                 Fiscal Year
                                        -----------------------------
                                           2007      2006      2005
                                        --------   -------   --------
Proceeds from the sale of investment
   securities                           $312,521   $51,492   $334,465
Gross realized gain                     $    620   $   366   $    265
Gross realized loss                     $  2,048   $    46   $     89


The following table summarizes the contractual maturities of debt securities at June 30, 2007:

Less than 1 year      $41,729
Due in 1 to 5 years     3,025
Due after 5 years       2,921
                      -------
   Total              $47,675
                      =======

NOTE E - INVENTORIES

Inventories are summarized as follows:

                  June 30,   July 1,
                    2007       2006
                  --------   --------
Finished goods    $135,974   $148,603
Work in process     77,241     70,974
Raw materials       81,899     83,364
                  --------   --------
                  $295,114   $302,941
                  ========   ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $36,210 at June 30, 2007 and $42,509 at July 1, 2006.

NOTE F - GOODWILL

Goodwill allocated to the Rx Pharmaceuticals and API segments is tested for impairment annually in the third quarter of the fiscal year. The current year testing resulted in no impairment charge related to these segments. The Company's API business is heavily dependent on new products currently under development. Although not anticipated at this time, the termination of certain key product development projects could have a materially adverse impact on the future results of the API segment, which may include a charge for goodwill impairment. The goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The current year testing resulted in no impairment charge related to the Consumer Healthcare segment.

There were no acquisitions, dispositions or impairments of goodwill during both fiscal 2007 and 2006. Changes in the carrying amount of goodwill, by reportable segment, are as follows:

                                   Consumer    Rx Pharma-
                                  Healthcare    ceuticals     API       Total
                                  ----------   ----------   -------   --------
Balance as of June 25, 2005         $35,919     $65,608     $48,766   $150,293
Goodwill adjustment                      --      (1,931)       (729)    (2,660)
Currency translation adjustment       8,533      (2,271)     (1,712)     4,550
                                    -------     -------     -------   --------
Balance as of July 1, 2006           44,452      61,406      46,325    152,183
Goodwill adjustment                      --       2,394      23,941     26,335
Currency translation adjustment       2,596       8,626       6,478     17,700
                                    -------     -------     -------   --------
Balance as of June 30, 2007         $47,048     $72,426     $76,744   $196,218
                                    =======     =======     =======   ========

During the first quarter of fiscal 2007, the Company recorded an adjustment to goodwill for the Rx Pharmaceuticals and API segments. This adjustment was to record a deferred tax liability for income and withholding taxes related to pre-acquisition earnings in an approved enterprise zone in Israel. In accordance with EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination" (EITF 93-7), the Company treated this item as an uncertain tax position at the time of the acquisition. Until the first quarter of fiscal 2007, the Company was unable to reasonably estimate the liability that was required. Certain factors still remain that could change the ultimate liability and result in subsequent changes in goodwill. Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, except for Israel taxes on pre-acquisition approved enterprise earnings because those earnings are considered permanently reinvested in the operations of those subsidiaries.

Currency translation in fiscal 2006 for the Consumer Healthcare segment includes both the current year impact and an adjustment for previous periods. Additionally, in fiscal 2006, the Company recorded adjustments to goodwill, originally established in connection with the Agis acquisition, for changes in tax-related assets and liabilities, additional termination liabilities for the Company's New York facility and a final evaluation of certain assets and liabilities.

NOTE G - INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following:

                                                  June 30, 2007              July 1, 2006
                                             -----------------------   -----------------------
                                                         Accumulated               Accumulated
                                               Gross    Amortization     Gross    Amortization
                                             --------   ------------   --------   ------------
Developed product technology / formulation   $154,923      $21,490     $117,615      $10,656
Distribution and license agreements            19,790        5,983       18,755        3,765
Customer relationships                          4,900        4,018        4,900        2,698
Trademarks                                     10,235        1,770        9,503        1,228
                                             --------      -------     --------      -------
      Total                                  $189,848      $33,261     $150,773      $18,347
                                             ========      =======     ========      =======

The Company recorded a charge for amortization expense of $14,602, $13,515 and $3,764 for fiscal 2007, 2006 and 2005, respectively, for intangible assets subject to amortization.

Estimated amortization expense increased significantly from the prior year due to the intangible assets acquired in both the Glades and Qualis acquisitions. The future expense below assumes that the contingency related to the Glades acquisition, discussed in Note B, is satisfactorily resolved within the next two years. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year    Amount
-----------   -------
    2008      $15,700
    2009       16,200
    2010       14,300
    2011       14,300
    2012       14,300

NOTE H - CREDIT FACILITIES, DERIVATIVES AND GUARANTIES

Total borrowings outstanding were $677,919 at June 30, 2007 and $641,798 at July 1, 2006. Total borrowings are presented on the balance sheet as follows:

                                               June 30, 2007   July 1, 2006
                                               -------------   ------------
Short-term debt:
   Swingline loan                                 $ 11,776       $ 19,195
   Bank loans - Mexico subsidiary                       --            886
   Current portion of long-term debt                15,381             --
                                                  --------       --------
      Total                                         27,157         20,081
                                                  --------       --------
Long-term debt, less current maturities:
   Revolving line of credit                        120,000         80,000
   Term loan                                       100,000        100,000
   Letter of undertaking - Israel subsidiary       400,000        400,000
   Debenture - Israel subsidiary                    30,762         41,717
                                                  --------       --------
      Total                                        650,762        621,717
                                                  --------       --------
      Total debt                                  $677,919       $641,798
                                                  ========       ========

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the credit agreement. Both loans bear an interest rate of Alternative Base Rate or LIBOR plus an applicable margin determined by the Company's leverage ratio over the trailing four quarters. Actual rates for fiscal 2007 ranged from 5.75% to 5.95%. Additionally, the credit agreement provides for a short term swingline loan with a maximum commitment of $25,000 with a negotiable rate of interest which was 5.87% as of June 30, 2007.

The obligations under the credit agreement are guarantied by certain subsidiaries of the Company and the Company will guaranty obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans is October 30, 2011. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes and Depreciation (EBITDA) ratios. The Company was in compliance with all loan covenants as of June 30, 2007.

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

In accordance with SFAS 133, the Company has designated the above interest rate swaps as cash flow hedges and has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative to the specific liability on the balance sheet. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. As of June 30, 2007, the interest rate swaps discussed above were considered by management to be highly effective and no amount of gain or loss was recorded in earnings due to hedge ineffectiveness for fiscal 2007 and 2006.

On March 16, 2005, the Company's Israel holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The Company may prepay the loan after 12 interest payments upon 30 days written notice. The lender may demand prepayment or the Company may prepay the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is included in the balance sheet as a non-current asset. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest earned until the loan has been paid in full or unless it receives consent from the lender. Earned interest is released to the Company on each interest payment date so long as all interest due on the loan has been paid by the Company. As of June 30, 2007, the fair values of the letter of undertaking and the corresponding deposit were $387,168 and $387,109, respectively. As of July 1, 2006, the fair values of the letter of undertaking and the corresponding deposit were $382,638 and $382,550, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.

The Company's Israel subsidiary has a debenture for $46,143 with a fixed interest rate of 5.6%. The debenture is guarantied by the Company. The principal of the loan is linked to the increase in the Israel Consumer Price Index (CPI) and is payable in three annual installments, the first of which will be made in December 2007. Prior to the Agis acquisition, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. In fiscal 2006, the subsidiary entered into partial termination agreements on the interest rate swaps in the notional amount of $13,000, leaving a swap agreement with a net notional amount of $2,000 in place at June 30, 2007. The subsidiary has also entered into a hedge in the notional amount of approximately $2,000 to protect against extreme changes in LIBOR. These transactions have not been formally designated as hedging instruments by management and are recorded in current liabilities at their fair value of $90 at June 30, 2007 and $271 at July 1, 2006. The change in fair value was $202 recorded in interest income, $862 recorded in interest expense and $289 recorded in interest income for fiscal 2007, 2006 and 2005, respectively.

The Company has entered into foreign currency put, call and forward contracts to assist in managing currency risks. These derivatives have not been formally designated as hedging instruments by management and are recorded in current assets at their fair market value of $774 at June 30, 2007 and $410 at July 1, 2006. The change in fair value was $298 and $796 recorded in interest income and $444 recorded in interest expense for fiscal 2007, 2006 and 2005, respectively.

The Company's Israel subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for $500, not to exceed 50% of the joint venture's debt. The estimated fair value of the guaranty is insignificant. The joint venture is accounted for using the equity method of accounting.

The annual maturities of short-term and long-term debt are as follows:

2008         $ 27,157
2009           15,381
2010           15,381
2011               --
2012          220,000
Thereafter    400,000

NOTE I - POST EMPLOYMENT PLANS

Qualified Profit-Sharing and Investment Plans

The Company has a qualified profit-sharing and investment plan under section 401(k) of the Internal Revenue Code, which covers substantially all domestic employees in Michigan, South Carolina and New York. Contributions to the plan are at the discretion of the Board of Directors. Additionally, the Company matches a portion of employees' contributions. The Company's contributions to the plan were $9,055, $7,180 and $7,267 in fiscal 2007, 2006 and 2005, respectively.

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

Pension Benefit Plan

The union employees of the Company's Germany subsidiary are covered by a defined benefit pension plan. The Company accrues expected costs of benefits during the employees' years of service and the plan is not funded. The liability associated with the plan at June 30, 2007, which is recorded in other non-current liabilities, was $946. Net periodic benefit expense was $103, $68 and $16 for fiscal 2007, 2006 and 2005, respectively.

Multi-Employer Pension Plan

The Company's New York subsidiary participates in a multi-employer pension plan in association with its union employees. The Company's contributions to the plan were $110, $116 and $27 for fiscal 2007, 2006 and 2005, respectively. The Company has not recorded any withdrawal liability as the Company does not have any current plans to terminate its participation in this plan.

Israeli Post Employment Benefits

Israeli labor laws and agreements require the Company to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. The Company's Israeli subsidiaries also provide retirement bonuses to certain managerial employees. The Company makes regular deposits to retirement funds and purchases insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. At June 30, 2007, the liability related to these post employment benefits, which is recorded in other non-current liabilities, was $21,315. The Company has funded $18,524 of this amount, which is recorded in other non-current assets. The Company's contributions to the above plans were $1,777, $2,760 and $643 for fiscal 2007, 2006 and 2005, respectively.

Deferred Compensation Plans

The Company has non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, the Company owns insurance policies with a cash surrender value of $7,817 as of June 30, 2007 that are intended as a long-term funding source for these plans. The assets, which are recorded in other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability, which is recorded in other non-current liabilities, was $6,776 at June 30, 2007 and $5,659 at July 1, 2006.

Postretirement Medical Benefits

The Company provides certain healthcare benefits to eligible U.S. employees and their dependents who meet certain age and service requirements when they retire. Generally, benefits are provided to eligible retirees after age 65 and to their dependents. Increases in the Company contribution for benefits are limited to increases in the CPI. Additional healthcare cost increases are paid through participant contributions. The Company accrues the expected costs of such benefits during a portion of the employees' years of service. The plan is not funded. Under current plan provisions, the plan is not eligible for any federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy. The unfunded accumulated projected benefit obligation was $2,039 at June 30, 2007 and $5,714 at July 1, 2006. The significant decrease in the benefit obligation in fiscal 2007 was due primarily to a reduction in the participation rate assumed. In accordance with FAS 158, which became effective for the Company in the fourth quarter of fiscal 2007, an adjustment was made of approximately $3,900 to reduce the accrued benefit obligation to a level equal to the accumulated projected benefit obligation. The offset was recorded as an adjustment to accumulated other comprehensive income, net of tax. Net periodic benefit expense was $307, $434 and $425 in fiscal 2007, 2006 and 2005, respectively.

NOTE J - SHAREHOLDERS' EQUITY

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $16,476, $15,613 and $11,935, or $0.178, $0.168 and $0.155 per share, during fiscal 2007, 2006 and 2005, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions and are funded by available cash or borrowings. On February 8, 2007, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $60,000. This plan will expire on February 8, 2009. The previous repurchase plan was approved on February 15, 2006 and expired on February 17, 2007. The Company has a 10b5-1 plan that allows a broker selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan's formula which is generally based on the market price of the Company's stock. All common stock repurchased is retired upon purchase. The Company repurchased 1,361 shares of common stock for $22,464 during fiscal 2007. The Company repurchased 1,923 and 190 shares of common stock for $28,330 and $3,021 during fiscal 2006 and 2005, respectively.

Share-Based Compensation Plans

All share-based compensation for employees and directors is granted under the 2003 Long-Term Incentive Plan, as amended, other than certain grants pursuant to employment agreements. The plan has been approved by the Company's shareholders and provides for the granting of awards to its employees and directors for up to 10,928 shares of common stock. The purpose of the plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company's success and prosperity. The awards that are granted under this program primarily include non-qualified stock options, incentive stock options, restricted shares and restricted share units. Awards granted under the plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.

Share-based compensation expense was $8,953 for fiscal 2007, $9,485 for fiscal 2006 and $8,056 for fiscal 2005. The income tax benefit recognized was $1,531 for fiscal 2007, $3,092 for fiscal 2006 and $3,190 for fiscal 2005. As of June 30, 2007, unrecognized share-based compensation expense was $27,881 and will be recognized over approximately 5 years. Proceeds from the exercise of stock options and excess income tax benefits attributable to stock options exercised are credited to common stock.

A summary of activity related to stock options is presented below:

                                               For the year ended June 30, 2007
                                --------------------------------------------------------------
                                                                  Weighted
                                                                  Average
                                Number of   Weighted Average     Remaining        Aggregate
                                 Options     Exercise Price    Term in Years   Intrinsic Value
                                ---------   ----------------   -------------   ---------------
Beginning options outstanding     6,434          $13.09
Granted                           3,834          $18.80
Exercised                        (1,466)         $10.20
Terminated / forfeited             (166)         $15.15
                                 ------
Ending options outstanding        8,636          $16.08             7.24           $30,428
                                 ======
Options exercisable               3,377          $13.39             5.90           $20,917

The aggregate intrinsic value for options exercised during the year was $12,423 for fiscal 2007, $6,017 for fiscal 2006 and $7,295 for fiscal 2005. The weighted average fair value per share at the grant date for options granted during the year was $5.60 for fiscal 2007, $5.12 for fiscal 2006 and $7.08 for fiscal 2005. The fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             Fiscal Year
                                         ------------------
                                         2007   2006   2005
                                         ----   ----   ----
Dividend yield                            0.8%   0.9%   0.8%
Volatility, as a percent                 22.5%  28.0%  32.0%
Risk-free interest rate                   5.5%   4.1%   3.7%
Expected life in years after vest date    3.0    3.0    3.0

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

A summary of activity related to non-vested restricted shares is presented below:

                                            For the year ended June 30, 2007
                                          ------------------------------------
                                                              Weighted Average
                                              Number of        Grant Date Fair
                                          Non-Vested Shares        Value
                                          -----------------   ----------------
Beginning non-vested shares outstanding          419               $16.03
Granted                                          349               $16.31
Vested                                          (192)              $20.25
Cancelled                                        (11)              $15.32
                                                ----
Ending non-vested shares outstanding             565               $14.78
                                                ====

The weighted average fair value per share at the date of grant for restricted shares granted during the year was $16.31 for fiscal 2007, $14.10 for fiscal 2006 and $17.22 for fiscal 2005. The total fair value of restricted shares that vested during the year was $3,325 for fiscal 2007, $1,422 for fiscal 2006 and $424 for fiscal 2005.

NOTE K - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Accumulated other comprehensive income (loss) and fiscal year activity consists of the following:

                                                                                                                    Accumulated
                                  Fair value of                            Fair value of                               other
                              derivative financial   Foreign currency       investment          Adjustment to      comprehensive
                               instruments, net of      translation     securities, net of   initially apply FAS       income
                                       tax              adjustments             tax            158, net of tax         (loss)
                              --------------------   ----------------   ------------------   -------------------   -------------
Balance as of June 25, 2005         $(3,198)             $ 1,617             $  (106)               $   --            $(1,687)
Additions (reductions)                5,530                 (319)                 69                    --              5,280
                                    -------              -------             -------                ------            -------
Balance as of July 1, 2006            2,332                1,298                 (37)                   --              3,593
Additions (reductions)               (1,126)              53,074              (1,415)                2,550             53,083
                                    -------              -------             -------                ------            -------
Balance as of June 30, 2007         $ 1,206              $54,372             $(1,452)               $2,550            $56,676
                                    =======              =======             =======                ======            =======

The adjustment to accumulated other comprehensive income (loss) related to the adoption of FAS 158 is excluded from other comprehensive income as reflected in the Company's consolidated statement of shareholders' equity for fiscal 2007. The fiscal 2007 foreign currency translation adjustment of $53,074 was driven primarily by the large fluctuation in the exchange rate between the shekel and U.S. dollar during the year.

NOTE L - INCOME TAXES

                                        Fiscal Year
                              ------------------------------
                                2007      2006        2005
                              -------   --------   ---------
Pre-tax income (loss):
   U.S.                       $22,006   $ 59,270   $  68,355
   Foreign                     67,049     46,665    (399,048)
                              -------   --------   ---------
Total                         $89,055   $105,935   $(330,693)
                              =======   ========   =========
Provision for income taxes:
Current:
   Federal                    $ 1,311   $ 22,640   $  37,023
   State                          550      1,650       3,796
   Foreign                     14,767     16,153      (6,177)
                              -------   --------   ---------
      Subtotal                 16,628     40,443      34,642
                              -------   --------   ---------
Deferred:
   Federal                      3,498       (684)    (13,086)
   State                          464        129      (2,051)
   Foreign                     (5,333)    (5,353)      2,785
                              -------   --------   ---------
      Subtotal                 (1,371)    (5,908)    (12,352)
                              -------   --------   ---------
Total                         $15,257   $ 34,535   $  22,290
                              =======   ========   =========

A reconciliation of the provision based on the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                       Fiscal Year
                                                  --------------------
                                                   2007   2006    2005
                                                    %       %      %
                                                  -----   ----   -----
Provision at Federal statutory rate                35.0   35.0   (35.0)
State income taxes, net of Federal benefit          0.7    1.7     0.5
Foreign tax rate differences                       (3.5)   5.8    (0.1)
Expenses not deductible for tax purposes/
   deductions not expensed for book, net           (0.7)  (2.2)   (0.2)
Approved enterprise benefit                       (10.8)  (5.8)   (0.3)
Non-deductible write-off of in-process research
   and development                                   --     --    40.9
Inventory basis step-up                              --   (0.9)    0.9
Intangible amortization                            (2.7)  (3.4)     --
Research and development credit                    (3.2)  (0.5)   (0.2)
Other                                               2.3    2.9     0.2
                                                  -----   ----   -----
Effective income tax rate                          17.1   32.6     6.7
                                                  =====   ====   =====

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, except for Israel taxes on pre-acquisition approved enterprise earnings, because those earnings are considered permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

In August 2005, the Company was notified by the IRS that it has resolved all tax years through fiscal 2004. Additionally, the Israeli Tax Authority is currently auditing the Company for years ended December 2003, December 2004 and May 2005. The Company believes it has appropriately accrued for probable income tax exposures for all tax years that remain open.

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

                                                      Fiscal Year
                                                  -------------------
                                                    2007       2006
                                                  --------   --------
Deferred income tax asset (liability):
   Property and equipment                         $(49,620)  $(49,199)
   Inventory basis differences                      14,304     19,070
   Accrued liabilities                              18,890     20,206
   Allowance for doubtful accounts                   3,407      3,371
   Research and development                          7,255      3,723
   State operating loss carry forwards               1,787      3,710
   State credit carry forwards                         146        164
   International operating loss carry forwards         474      1,709
   Unearned revenue                                  3,109      3,087
   Share-based compensation                          5,299      5,030
   Pre-acquisition approved enterprise earnings    (29,373)        --
   Other, net                                        1,337     (1,816)
                                                  --------   --------
Subtotal                                           (22,985)     9,055
   Valuation allowance for carry forwards           (1,607)    (4,233)
                                                  --------   --------
Net deferred income tax asset (liability)         $(24,592)  $  4,822
                                                  ========   ========

The above amounts are classified in the consolidated balance sheet as follows:

                                               June 30, 2007   July 1, 2006
                                               -------------   ------------
Assets                                           $  96,308       $ 95,201
Liabilities                                       (120,900)       (90,379)
                                                 ---------       --------
   Net deferred income tax asset (liability)     $ (24,592)      $  4,822
                                                 =========       ========

At June 30, 2007, the Company had state net operating loss carry forwards of $1,787, state credit carry forwards of $146, and international net operating loss carry forwards of $474. At June 30, 2007, a valuation allowance of $1,159 had been provided for the state net operating loss carry forwards, $134 for state credit carry forwards, and $314 for international net operating loss carry forwards as utilization of such carry forwards within the applicable statutory periods is uncertain. The state net operating loss carry forward expires through 2027, while the international net operating losses have no expiration. The valuation allowances for these net operating loss carry forwards are adjusted annually, as necessary. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.

Tax Rate Reductions

A newly enacted law that became effective January 1, 2006 reduced the Israel statutory corporate tax rate as follows: 31% for 2006, 29% for 2007, 27% for 2008, 26% for 2009 and 25% for 2010 and thereafter.

In July 2007, both the U.K. and Germany enacted a law change to lower their statutory corporate tax rates.

Tax Exemptions in Israel

Certain of the Company's Israel subsidiaries have been granted approved enterprise status under the Law for the

Encouragement of Capital Investments (1959). Income derived from such entities is entitled to various tax benefits beginning in the year the subsidiary first generates taxable income. These benefits apply to an entity depending on certain elections. Certain subsidiaries have elected alternative tax benefits and are entitled to tax exemption for ten years. The period of benefits for these subsidiaries expires between 2008 and 2014. Certain other subsidiaries have elected investment grant benefits and are entitled to tax exemption for two years followed by a reduced tax rate of 10% to 25% for the five following years. The period of benefits for these subsidiaries, some of which have not started, expire not later than 2016. Once the benefits period expires, income from these subsidiaries will be taxed at the applicable statutory rate.

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

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through 2014. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2008--$10,960; 2009--$9,178; 2010--$7,271;
2011--$5,066; 2012-- $4,855 and thereafter -- $7,453. Rent expense under all leases was $12,675, $9,664 and $8,394 for fiscal 2007, 2006 and 2005, respectively.

Several Arkansas counties, including Independence County, have filed a lawsuit against the Company and various manufacturers and distributors of products containing pseudoephedrine, which is used to produce methamphetamine, an illegal drug. The Company has been informed that other counties in Arkansas may join in the lawsuit as plaintiffs. Through this lawsuit, the plaintiff counties seek to recoup as damages some of the expenses they have incurred to combat methamphetamine use and addiction. They also seek punitive damages, disgorgement of profits and attorneys fees. The Company believes that any such lawsuit is without merit and intends to vigorously defend against it. At this early stage, the Company cannot predict whether this issue will have a material impact on its results of operations.

In August 2004, the Company reached a settlement with the United States Federal Trade Commission (FTC) and states' attorneys general offices regarding a now terminated agreement between Alpharma, Inc. and the Company related to a children's ibuprofen suspension product. In connection with the Alpharma, Inc. agreement and the related FTC settlement, the Company was named as a defendant in four class action suits that have been consolidated with one another (the
Suit), filed on behalf of indirect Company customers (i.e., consumers), alleging that the plaintiffs overpaid for children's ibuprofen suspension product as a result of the Company's agreement with Alpharma, Inc. The Company entered into a settlement agreement to resolve the Suit for a combination of cash and product donations of approximately $1,000. On December 11, 2006, the court granted final approval of the settlement for the Suit. The Company recorded income of $500 in the second quarter of fiscal 2007 for the reduction of the associated accruals and considers all related issues to be closed.

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

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of June 30, 2007.

NOTE N - QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2007                              First Quarter(1)   Second Quarter(2)   Third Quarter(3)   Fourth Quarter(4)
-----------                              ----------------   -----------------   ----------------   -----------------
Net sales                                    $340,215            $370,629           $362,288            $374,296
Gross profit                                   94,617              98,325            100,209             108,474
Net income                                     16,882              21,088             17,056              18,771
Basic earnings per share                         0.18                0.23               0.19                0.20
Diluted earnings per share                       0.18                0.23               0.18                0.20
   Weighted average shares outstanding
      Basic                                    92,168              91,836             91,643              92,078
      Diluted                                  93,521              93,506             93,298              94,063

Fiscal 2006                              First Quarter(5)   Second Quarter(6)   Third Quarter(7)   Fourth Quarter(8)
-----------                              ----------------   -----------------   ----------------   -----------------
Net sales                                    $319,734            $359,697           $332,321            $355,069
Gross profit                                   86,916             105,570             97,278             107,977
Net income                                     12,911              25,366             20,861              12,262
Basic earnings per share                         0.14                0.27               0.23                0.13
Diluted earnings per share                       0.14                0.27               0.22                0.13
   Weighted average shares outstanding
      Basic                                    93,188              92,833             92,683              92,607
      Diluted                                  94,314              93,963             94,044              94,004

(1) Includes pre-tax charges of $1,026 for costs related to acetaminophen product recall and $1,200 for estimate of obsolescence expense for pseudoephedrine-related inventory.

(2) Includes pre-tax charges of $5,000 for costs related to acetaminophen product recall, $642 for restructuring costs and $300 for estimate of obsolescence expense for pseudoephedrine-related inventory.

(3) Includes pre-tax charge of $8,252 for write off of in-process research and development costs, $306 for restructuring costs and $268 for costs related to acetaminophen product recall.

(4) Includes pre-tax charge to cost of sales of $4,573 associated with the step-up in value of inventory related to Glades acquisition, $2,034 related to an impairment of a note receivable, $233 for costs related to acetaminophen product recall, $400 for estimate of obsolescence expense for pseudoephedrine-related inventory and $550 for the reduction of an accrual related to mesalamine rectal suspension product recall.

(5) Includes pre-tax charges of $4,762 associated with the step-up in value of inventory related to Agis acquisition, $2,750 for costs related to mesalamine rectal suspension product recall, and $3,300 for estimate of obsolescence expense for pseudoephedrine-related inventory.

(6) Includes a gain of $4,666 for the sale of the Company's non-controlling interest in Shandex, a Canadian distribution company, and $1,650 for estimate of obsolescence expense for pseudoephedrine-related inventory.

(7) Includes $2,100 due to the reduction of an accrual related to loratadine syrup product recall and $2,050 for estimate of obsolescence expense for pseudoephedrine-related inventory.

(8) Includes pre-tax charge of $8,846 for restructuring costs and $1,800 for estimate of obsolescence expense for pseudoephedrine-related inventory.

NOTE O - SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API along with an Other category. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products worldwide. The Rx Pharmaceuticals segment includes the development and sale of prescription drug products worldwide. The API segment includes the development and manufacturing of API products in Israel and Germany. API products are sold to customers worldwide. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. The unallocated portion of these expenses, the one-time write-off of in-process research and development related to the assets acquired from Glades Pharmaceuticals, Inc., and the write-off of in-process research and development and integration costs related to the acquisition of Agis are reported as reconciling items in the table below. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note A. Revenues generated outside the U.S. for fiscal 2007, 2006 and 2005 were $478,104, $348,545 and $168,082, respectively, primarily in Israel, the U.K. and Mexico. As of June 30, 2007 and July 1, 2006, the net book value of property and equipment located outside the U.S. was $158,437 and $135,144, respectively. Approximately $109,000 of property and equipment was located in Israel as of June 30, 2007. One customer accounted for 21% of net sales in fiscal 2007, 22% in fiscal 2006 and 26% in fiscal 2005. The API segment and Other category include fiscal 2006 charges of $1,747 and $2,697, respectively, for charges to cost of sales related to the step-up of the value of inventory. The Rx Pharmaceuticals segment, API segment and Other category include fiscal 2005 charges to cost of sales of $5,546, $12,542 and $4,407, respectively, equal to the step-up of the value of inventory.

                                Consumer    Rx Pharma-                         Unallocated
                               Healthcare   ceuticals       API       Other      expenses       Total
                               ----------   ----------   --------   --------   -----------   ----------
Fiscal 2007
   Net sales                   $1,037,305    $137,797    $122,143   $150,183           --    $1,447,428
   Operating income            $   69,579    $ 23,855    $ 18,899   $  8,192    $ (21,974)   $   98,551
   Operating income %                 6.7%       17.3%       15.5%       5.5%          --           6.8%
   Total assets                $1,134,443    $378,944    $249,860   $161,907           --    $1,925,154
   Capital expenditures        $   16,615    $  8,969    $ 16,572   $  2,858           --    $   45,014
   Property and equip, net     $  206,780    $ 24,520    $ 72,364   $ 27,408           --    $  331,072
   Depreciation/amortization   $   31,239    $ 10,714    $ 10,663   $  5,416           --    $   58,032

Fiscal 2006
   Net sales                   $  994,231    $120,941    $110,713   $140,936           --    $1,366,821
   Operating income            $   78,844    $ 16,575    $ 25,939   $  3,517    $ (13,543)   $  111,332
   Operating income %                 7.9%       13.7%       23.4%       2.5%          --           8.1%
   Total assets                $1,095,200    $313,600    $185,759   $156,065           --    $1,750,624
   Capital expenditures        $   18,781    $  4,600    $ 10,272   $  2,774           --    $   36,427
   Property and equip, net     $  215,075    $ 20,367    $ 57,893   $ 26,023           --    $  319,358
   Depreciation/amortization   $   30,841    $  9,779    $  9,518   $  6,466           --    $   56,604

Fiscal 2005
   Net sales                   $  933,280    $ 32,565    $ 23,412   $ 34,841           --    $1,024,098
   Operating income (loss)     $   86,570    $(10,692)   $ (7,164)  $ (4,590)   $(394,597)   $ (330,473)
   Operating income (loss) %          9.3%      (32.8)%     (30.6)%    (13.2)%         --         (32.3)%
   Total assets                $1,042,033    $310,521    $186,988   $165,434           --    $1,704,976
   Capital expenditures        $   22,942    $    719    $  3,118   $     45           --    $   26,824
   Property and equip, net     $  227,573    $ 13,424    $ 57,590   $ 25,214           --    $  323,801
   Depreciation/amortization   $   29,471    $  2,294    $  2,146   $    902           --    $   34,813

NOTE P - RESTRUCTURING CHARGES

In June 2006, as a result of an ongoing review of its Consumer Healthcare operating strategies, the Company's Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives and, as a result, incurred an impairment charge in the Company's Consumer Healthcare segment of $8,846 in the fourth quarter of fiscal 2006 to reflect the difference between carrying value and the fair value of the affected assets. This action resulted in the sale of one Michigan plant and the closure of an additional Michigan plant, both in the second quarter of fiscal 2007. The Company recorded a gain of $1,276 in the second quarter of fiscal 2007 based on the cash proceeds from the sale of the plant. The gain is included in the restructuring line of the income statement. The Company also recorded a $1,500 note receivable from the buyer of the plant. This amount, reflecting further gain on the sale of the plant, has been deferred and will be recognized as the note is repaid over the next five years. As of June 30, 2007, $100 has been recognized related to this note receivable. As of June 30, 2007, the net book value of the assets associated with the second plant is included in the assets held for sale line item on the Company's consolidated balance sheet. In addition, the Company incurred a charge of $2,255 in fiscal 2007 for employee-related and plant shutdown costs. The employee-related charge was $1,578 for termination benefits for 72 employees, all of which was paid as of June 30, 2007.

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

                            Fiscal 2005 Restructuring
                               Employee Termination
                            -------------------------
Balance at March 26, 2005            $ 3,150
Payments                                (998)
                                     -------
Balance at June 25, 2005               2,152
Payments                              (2,047)
                                     -------
Balance at July 1, 2006                  105
Payments                                (105)
                                     -------
Balance at June 30, 2007             $    --
                                     =======

In connection with the Agis acquisition, the Company accrued $2,727 of restructuring costs that were included in the allocation of the purchase price. These restructuring costs consisted of employee termination benefits for 60 employees and certain lease termination costs. The Company accrued an additional amount of $1,206 for employee termination benefits in fiscal 2006. The Company made payments to employees of $497 and recorded a final adjustment to the accrual in fiscal 2007 as no further termination benefits will be paid related to this restructuring. The lease termination accrual was adjusted as a result of a final evaluation of the liability and will be paid out over the next seven years. The activity related to these restructuring costs is as follows:

                                    Fiscal 2005 Restructuring
                            ----------------------------------------
                            Employee Termination   Lease Termination
                            --------------------   -----------------
Balance at March 26, 2005          $1,135               $1,592
Payments                             (761)                  --
                                   ------               ------
Balance at June 25, 2005              374                1,592
Additions                           1,206                   --
Payments                             (709)                  --
Adjustments                            --                 (494)
                                   ------               ------
Balance at July 1, 2006               871                1,098
Payments                             (497)                (129)
Adjustments                          (374)                  --
                                   ------               ------
Balance at June 30, 2007           $   --               $  969
                                   ======               ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2007, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

(b) Management's Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management's assessment of the design and effectiveness of its internal control as part of this Form 10-K. The independent registered public accounting firm of BDO Seidman, LLP also attested to, and reported on, management's assessment of the internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in this Form 10-K under the captions entitled "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

In connection with the evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 30, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

                                    PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

(a)  Directors of the Company.

     This information is incorporated by reference to the Company's Proxy Statement for the 2007 Annual Meeting under the heading "Proposal Requiring Your Vote - Election of Directors".

(b)  Executive Officers of the Company.

     See Part I, Additional Item of this Form 10-K.

(c)  Audit Committee Financial Expert.

     This information is incorporated by reference to the Company's Proxy Statement for the 2007 Annual Meeting under the heading "Board and Committee Membership".

(d)  Identification and Composition of the Audit Committee.

     This information is incorporated by reference to the Company's Proxy Statement for the 2007 Annual Meeting under the heading "Board and Committee Membership".

(e)  Compliance with Section 16(a) of the Exchange Act.

     This information is incorporated by reference to the Company's Proxy Statement for the 2007 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance".

(f)  Code of Ethics.

     This information is incorporated by reference to the Company's Proxy Statement for the 2007 Annual Meeting under the heading "Corporate Governance".

Item 11. Executive Compensation.

This information is incorporated by reference to the Company's Proxy Statement for the 2007 Annual Meeting under the headings "Executive Compensation", "Compensation Committee Report" and "Director Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the Company's Proxy Statement for the 2007 Annual Meeting under the heading "Ownership of Perrigo Common Stock". Information concerning equity compensation plans is incorporated by reference to the Company's Proxy Statement for the 2007 Annual Meeting under the heading "Equity Compensation Plan Information".

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the Company's Proxy Statement for the 2007 Annual Meeting under the heading "Certain Transactions" and "Corporate Governance".

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference to the Company's Proxy Statement for the 2007 Annual Meeting under the heading "Independent Accountants".

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

     3(a) Amended and Restated Articles of Incorporation of Registrant, as amended, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on February 2, 2005.

     3(b) Restated Bylaws of Registrant, as amended through March 1, 2005, incorporated by reference from the Registrant's Form 8-K
             (No. 000-19725) filed on March 3, 2005.

     4(a) Registration Rights Agreement, dated as of November 14, 2004, between Registrant and Moshe Arkin, incorporated by reference from Appendix H to the Registrant's Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed on February 11, 2005.

     10(a)* Registrant's 2003 Long-Term Incentive Plan effective October 29, 2003, as amended, incorporated by reference from the Registrant's Proxy Statement (No. 000-19725) for its 2003 Annual Meeting of Shareholders filed on September 26, 2003.

     10(b)* Registrant's Employee Stock Option Plan, as amended, incorporated by reference from the Registrant's Form 10-K (No. 000-19725) filed on September 18, 2002.

     10(c)* Registrant's 1989 Non-Qualified Stock Option Plan for Directors, as amended, incorporated by reference from Exhibit B of the Registrant's 1997 Proxy Statement (No. 000-19725) as amended at the Annual Meeting of Shareholders on October 31, 2000.

     10(d)* Registrant's Restricted Stock Plan for Directors, dated November 6, 1997, incorporated by reference from Registrant's 1998 Form 10-K (No. 000-19725) filed on October 6, 1998.

     10(e)* Employment Agreement, Restricted Stock Agreement, Contingent Restricted Stock Agreement, and Noncompetition and Nondisclosure Agreement, dated April 19, 2000, between Registrant and David T. Gibbons, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on April 26, 2000.

     10(f)* Registrant's Executive Retention Plan, dated January 1, 2002, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on October 30, 2002.

     10(g)* Registrant's Nonqualified Deferred Compensation Plan, dated December 31, 2001, as amended, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on January 24, 2002.

     10(h)* Registrant's Restricted Stock Plan for Directors II, dated August 14, 2001, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on October 23, 2001.

     10(i)* Registrant's Management Incentive Bonus Plan, effective June 29, 2003, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on October 23, 2003.

     10(j)* Registrant's Management Incentive Bonus Plan, effective June 27, 2004, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on October 26, 2004.

     10(k)* Amendment to Employment Agreement dated as of June 30, 2005, between Registrant and David T. Gibbons, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on July 6, 2005.

     10(l)* Employment Agreement, dated as of November 14, 2004, among Registrant, Agis Industries (1983) Ltd. and Rafael Lebel, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on March 22, 2005.

     10(m) Credit Agreement, dated as of March 16, 2005, among Registrant, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Bank Leumi USA, as syndication agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as documentation agents, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on May 5, 2005.

     10(n) Letter of Undertaking of Perrigo Israel Holdings Ltd. dated March 16, 2005, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on May 5, 2005.

     10(o) Cash Collateral Pledge Agreement dated as of March 16, 2005 between Perrigo International, Inc., as Pledgor, and Bank Hapoalim B.M, incorporated by reference from the Registrant's Form 10-Q
             (No. 000-19725) filed on May 5, 2005.

     10(p) Guaranty of Perrigo International, Inc. dated March 16, 2005, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on May 5, 2005.

     10(q) Contract, dated as of December 19, 2001, between Arkin Real Estate Holdings (1961) Ltd. and Agis Industries (1983) Ltd., incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on May 5, 2005.

     10(r)* Employment Agreement, dated as of November 14, 2004, among Registrant, Agis Industries (1983) Ltd. and Moshe Arkin, incorporated by reference from Appendix I to the Registrant's Proxy Statement/Prospectus included in Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

     10(s)* Form of Non-qualified Stock Option Agreement, incorporated by reference from the Registrant's 10-Q (No. 000-19725) filed on February 2, 2005.

     10(t)* Form of Restricted Stock Agreement, incorporated by reference from the Registrant's 10-Q (No. 000-19725) filed on February 2, 2005.

     10(u) Undertaking Agreement, dated as of November 14, 2004, among Registrant, Agis Industries (1983) Ltd. and Moshe Arkin, incorporated by reference from Appendix D to the Registrant's Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

     10(v) Nominating Agreement, dated as of November 14, 2004, between Registrant and Moshe Arkin, incorporated by reference from Appendix F to the Registrant's Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

     10(w) Lock-Up Agreement, dated as of November 14, 2004, among Moshe Arkin, Registrant and Perrigo Israel Opportunities Ltd., incorporated by reference from Appendix G the Registrant's Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

     10(x) Voting Agreement, dated as of November 14, 2004, between Agis Industries (1983) Ltd. and Michael J. Jandernoa, incorporated by reference from Appendix E the Registrant's Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

     10(y)* Amendment to Nominating Agreement, dated as of July 12, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on July 18, 2005.

     10(z)* Employment Agreement dated as of July 21, 2005 by and between Perrigo Company and Douglas R. Schrank, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on July 22, 2005.

     10(aa)* Amendment No. 2 to Nominating Agreement, dated as of September 10,
             2005, between Perrigo Company and Moshe Arkin, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on September 14, 2005.

     10(bb) First Amendment to Credit Agreement, dated as of September 30, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on October 27, 2005.

     10(cc) Foreign Subsidiary Borrower Agreement, dated as of September 26, 2005, among Chemagis (Germany) GmbH, Perrigo Company and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on October 27, 2005.

     10(dd)* Amendment to the 2003 Long-Term Incentive Plan, effective as of
             October 28, 2005, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on November 3, 2005.

     10(ee)* Letter Agreement by and between Perrigo Company and Ran Gottfried, dated February 15, 2006 and effective February 16, 2006, incorporated by reference from the Registrant's Form 8-K
             (No. 000-19725) filed on February 22, 2006.

     10(ff)* Perrigo Company Non-qualified Deferred Compensation Plan, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on March 29, 2006.

     10(gg)* Form of Long-Term Incentive Award Agreement, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on August 22, 2006.

     10(hh)* Employment Agreement dated as of September 8, 2006 by and between Perrigo Company and Joseph C. Papa, incorporated by reference from Registrant's Form 8-K (No. 000-19725) filed on September 12, 2006.

     10(ii)* Second Amendment to Employment Agreement dated as of September 9,
             2006 by and between Perrigo Company and David T. Gibbons, incorporated by reference from Registrant's Form 8-K (No. 000-19725) filed on September 12, 2006.

     10(jj) Second Amendment to Credit Agreement, dated as of October 30, 2006, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association, formerly known as Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on November 2, 2006.

     10(kk) Form of Indemnity Agreement, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on November 9, 2006.

     10(ll)* Form of Long-Term Incentive Award Agreement, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on February 1, 2007.

     10(mm)* Third Amendment to Employment Agreement dated as of December 27,
             2006 by and between Perrigo Company and David T. Gibbons, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on February 1, 2007.

     10(nn)* Letter Agreement by and between Perrigo Company and Ben-Zion
             Zilberfarb, dated February 8, incorporated by reference from
             Exhibit 10.1 to the Registrant's Current Report on Form 8-K (No. 000-19725) filed on February 22, 2007.

     10(oo)* Registrant's 2003 Long-Term Incentive Plan, as amended as of
             February 7, 2007, incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on May 8, 2007.

     10(pp)* Form of Restricted Stock Agreement (Under the Perrigo Company 2003
             Long-Term Incentive Plan), incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on May 8, 2007.

     10(qq)* Form of Long-Term Incentive Award Agreement (Under the Perrigo
             Company 2003 Long-Term Incentive Plan), incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on May 8, 2007.

     10(rr)* Form of Restricted Stock Agreement (For Approved Section 102
             Awards), incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on May 8, 2007.

     10(ss)* Form of 2006 Long-Term Incentive Award Agreement, For Approved
             Section 102 Awards (Under the Perrigo Company 2003 Long-Term Incentive Plan), incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on May 8, 2007.

     10(tt)* Form of 2006 Long-Term Incentive Award Agreement (Under the Perrigo
             Company 2003 Long-Term Incentive Plan), incorporated by reference from the Registrant's Form 10-Q (No. 000-19725) filed on May 8, 2007.

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 PERRIGO COMPANY
                                 (in thousands)

                               Balance at    Net Bad                               Balance
                                Beginning     Debt                                  at End
Description                     of Period   Expenses   Deductions(1)   Other(2)   of Period
-----------                    ----------   --------   -------------   --------   ---------
Year Ended June 25, 2005:
Allowances deducted from
   asset accounts:
   Allowances for
      uncollectible accounts     $ 8,296    $   621       $  379        $1,832     $10,370
Year Ended July 1, 2006:
Allowances deducted from
   asset accounts:
   Allowances for
      uncollectible accounts     $10,370    $ 2,334       $1,526            --     $11,178
Year Ended June 30, 2007:
Allowances deducted from
   asset accounts:
   Allowances for
      uncollectible accounts     $11,178    $(2,693)      $ (936)           --     $ 9,421

(1)  Uncollectible accounts charged off, net of recoveries.

(2)  Consists of allowances assumed in the acquisition of Agis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 30, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 23rd of August 2007.

                                       PERRIGO COMPANY


                                       By: /s/ Joseph C. Papa
                                           -------------------------------------
                                           Joseph C. Papa
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Joseph C. Papa, Judy
L. Brown and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 30, 2007 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 30, 2007 has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 23, 2007.

        Signature                                  Title
        ---------                                  -----


/s/ Joseph C. Papa         President and Chief Executive Officer
------------------------   (Principal Executive Officer and Director)
Joseph C. Papa


/s/ Judy L. Brown          Executive Vice President and Chief Financial Officer
------------------------   (Principal Accounting and Financial Officer)
Judy L. Brown


/s/ David T. Gibbons       Chairman of the Board
------------------------
David T. Gibbons


/s/ Moshe Arkin            Vice Chairman and Director
------------------------
Moshe Arkin


/s/ Laurie Brlas           Director
------------------------
Laurie Brlas


/s/ Gary M. Cohen          Director
------------------------
Gary M. Cohen


/s/ Larry D. Fredricks     Director
------------------------
Larry D. Fredricks


/s/ Ran Gottfried          Director
------------------------
Ran Gottfried


/s/ Michael J. Jandernoa   Director
------------------------
Michael J. Jandernoa


/s/ Gary K. Kunkle, Jr.    Director
------------------------
Gary K. Kunkle, Jr.


/s/ Herman Morris, Jr.     Director
------------------------
Herman Morris, Jr.


/s/ Ben-Zion Zilberfarb    Director
------------------------
Ben-Zion Zilberfarb

                                  EXHIBIT INDEX

Exhibit   Document
-------   --------
21        Subsidiaries of the Registrant.
23        Consent of BDO Seidman, LLP.
31        Rule 13a-14(a) Certifications.
32        Section 1350 Certifications.