Form 10-Q
period 2007-09-29
PERRIGO CO
filed 2007-11-01
CIK 820096

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 29, 2007

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

As of October 26, 2007 the registrant had 93,473,011 outstanding shares of common stock.

================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS                         1

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
ended September 29, 2007 and September 30, 2006                              2

Condensed consolidated balance sheets -- September 29, 2007,
June 30, 2007 and September 30, 2006                                         3

Condensed consolidated statements of cash flows -- For the quarters
ended September 29, 2007 and September 30, 2006                              4

Notes to condensed consolidated financial statements                         5

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       12

Item 3. Quantitative and Qualitative Disclosures About Market Risks         20

Item 4. Controls and Procedures                                             21

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                   22

Item 1A. Risk Factors                                                       22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         23

Item 6. Exhibits                                                            23

SIGNATURES                                                                  24

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company's expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or the negative of those terms or other comparable terminology. Please see Item 1A of the Company's Form 10-K for the year ended June 30, 2007 and item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company's control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements (Unaudited)

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                         First Quarter
                                      -------------------
                                        2008       2007
                                      --------   --------
Net sales                             $382,740   $340,215
Cost of sales                          266,022    247,400
                                      --------   --------
Gross profit                           116,718     92,815
                                      --------   --------
Operating expenses
   Distribution                          7,074      7,384
   Research and development             16,320     13,047
   Selling and administration           47,275     46,672
                                      --------   --------
      Total                             70,669     67,103
                                      --------   --------
Operating income                        46,049     25,712
Interest, net                            4,655      4,586
Other income, net                       (1,183)       (61)
                                      --------   --------
Income before income taxes              42,577     21,187
Income tax expense                       8,558      4,305
                                      --------   --------
Net income                            $ 34,019   $ 16,882
                                      ========   ========
Earnings per share
   Basic                              $   0.37   $   0.18
   Diluted                            $   0.36   $   0.18
Weighted average shares outstanding
   Basic                                93,142     92,168
   Diluted                              94,884     93,273
Dividends declared per share          $  0.045   $  0.043

See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        September 29,    June 30,    September 30,
                                                             2007          2007           2006
                                                        -------------   ----------   -------------
                                                         (unaudited)                  (unaudited)
Assets
Current assets
   Cash and cash equivalents                              $   46,837    $   30,305     $   33,027
   Investment securities                                      32,487        49,110         27,922
   Accounts receivable                                       283,443       282,045        230,239
   Inventories                                               314,597       295,114        326,538
   Current deferred income taxes                              41,372        41,400         52,215
   Income taxes refundable                                     5,596            --             --
   Assets held for sale                                        2,746         2,746             --
   Prepaid expenses and other current assets                  20,264        18,340         21,068
                                                          ----------    ----------     ----------
      Total current assets                                   747,342       719,060        691,009

Property and equipment                                       665,239       664,096        617,813
   Less accumulated depreciation                             343,033       333,024        298,260
                                                          ----------    ----------     ----------
                                                             322,206       331,072        319,553

Restricted cash                                              400,000       422,000        400,000
Goodwill                                                     199,730       196,218        183,205
Other intangible assets                                      187,467       159,977        137,876
Non-current deferred income taxes                             49,184        54,908         43,380
Other non-current assets                                      40,723        41,919         40,651
                                                          ----------    ----------     ----------
                                                          $1,946,652    $1,925,154     $1,815,674
                                                          ==========    ==========     ==========
Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                       $  170,639    $  164,318     $  172,680
   Notes payable                                              11,677        11,776          5,740
   Payroll and related taxes                                  38,425        46,226         41,458
   Accrued customer programs                                  48,638        48,218         45,084
   Accrued liabilities                                        44,142        47,333         41,164
   Accrued income taxes                                           --        29,460         17,501
   Current deferred income taxes                              15,214        17,125          9,837
   Current portion of long-term debt                          15,314        15,381             --
                                                          ----------    ----------     ----------
      Total current liabilities                              344,049       379,837        333,464
Non-current liabilities
   Long-term debt                                            642,629       650,762        678,272
   Non-current deferred income taxes                         101,424       103,775        105,427
   Other non-current liabilities                              87,324        36,311         36,922
                                                          ----------    ----------     ----------
      Total non-current liabilities                          831,377       790,848        820,621
Shareholders' equity
   Preferred stock, without par value, 10,000 shares
      authorized                                                  --            --             --
   Common stock, without par value, 200,000 shares
      authorized                                             521,117       519,419        510,132
   Accumulated other comprehensive income                     47,864        56,676         17,461
   Retained earnings                                         202,245       178,374        133,996
                                                          ----------    ----------     ----------
      Total shareholders' equity                             771,226       754,469        661,589
                                                          ----------    ----------     ----------
                                                          $1,946,652    $1,925,154     $1,815,674
                                                          ==========    ==========     ==========
Supplemental Disclosures of Balance Sheet Information
   Allowance for doubtful accounts                        $    8,622    $    9,421     $   12,195
   Allowance for inventory                                $   34,947    $   36,210     $   40,992
   Working capital                                        $  403,293    $  339,223     $  357,545
   Preferred stock, shares issued                                 --            --             --
   Common stock, shares issued                                93,566        93,395         92,556

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        First Quarter
                                                     -------------------
                                                       2008       2007
                                                     --------   --------
Cash Flows From (For) Operating Activities
   Net income                                        $ 34,019   $ 16,882
   Adjustments to derive cash flows
      Depreciation and amortization                    15,570     13,502
      Share-based compensation                          1,958      2,434
      Deferred income taxes                             2,120     (1,157)
                                                     --------   --------
   Sub-total                                           53,667     31,661
                                                     --------   --------
Changes in operating assets and liabilities
      Accounts receivable                              (3,389)     8,550
      Inventories                                     (21,356)   (25,211)
      Accounts payable                                  7,665     (5,785)
      Payroll and related taxes                        (7,437)   (12,423)
      Accrued customer programs                           420     (4,450)
      Accrued liabilities                              (3,584)    (4,203)
      Accrued income taxes                              2,276      3,474
      Other                                              (563)     1,983
                                                     --------   --------
   Sub-total                                          (25,968)   (38,065)
                                                     --------   --------
         Net cash from (for) operating activities      27,699     (6,404)
                                                     --------   --------
Cash Flows (For) From Investing Activities
   Purchase of securities                             (73,418)   (52,340)
   Proceeds from sales of securities                   89,182     51,074
   Asset acquisition                                  (12,401)        --
   Additions to property and equipment                 (4,364)    (8,113)
                                                     --------   --------
         Net cash for investing activities             (1,001)    (9,379)
                                                     --------   --------
Cash (For) From Financing Activities
   Repayments of short-term debt, net                     (99)   (14,331)
   Borrowings of long-term debt                        30,000     55,000
   Repayments of long-term debt                       (38,000)        --
   Tax (expense) benefit of stock transactions           (135)       616
   Issuance of common stock                             4,155      2,222
   Repurchase of common stock                          (4,280)   (11,238)
   Cash dividends                                      (4,214)    (3,939)
                                                     --------   --------
         Net cash (for) from financing activities     (12,573)    28,330
                                                     --------   --------
         Net increase in cash and cash equivalents     14,125     12,547
Cash and cash equivalents, at beginning of period      30,305     19,018
Effect of exchange rate changes on cash                 2,407      1,462
                                                     --------   --------
Cash and cash equivalents, at end of period          $ 46,837   $ 33,027
                                                     ========   ========
Supplemental Disclosures of Cash Flow Information
   Cash paid/received during the period for:
      Interest paid                                  $ 10,019   $  8,309
      Interest received                              $  5,189   $  4,700
      Income taxes paid                              $    588   $  1,797
      Income taxes refunded                          $    672   $     --

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2007
                    (in thousands, except per share amounts)

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The Company has reclassified certain amounts in prior years to conform to the current year presentation. The amounts reclassified had no effect on retained earnings or net income.

Operating results for the quarter ended September 29, 2007 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2007.

New Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board
(FASB) Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109, "Accounting for Income Taxes" (FIN 48) on July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Upon adoption of FIN 48 on July 1, 2007, the Company's total unrecognized tax benefits amounted to $43,833, all of which was included in other non-current liabilities. A portion of this liability, $5,934, was accounted for as a reduction to the July 1, 2007 balance of retained earnings and $6,108 was accounted for as an increase to goodwill, as further discussed in Note E. The remaining $31,791 was reclassified from current accrued income taxes to other non-current liabilities. During the first quarter of fiscal year 2008, the liability for uncertain tax positions increased by $5,298 related to current year activity, bringing the Company's total unrecognized tax benefits to $49,131 as of September 29, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Total interest and penalties included in non-current liabilities at July 1, 2007 amounted to $9,216 (net of tax benefit). As of July 1, 2007, the Company had unrecognized tax benefits of $37,725, which if recognized would favorably affect the effective income tax rate in future periods. Tax years subject to examination in the U.S. by the IRS include all fiscal years after 2004. Additionally, the Israeli Tax Authority is currently auditing the Company for years ended December 2003, December 2004 and May 2005. The Company anticipates that the total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statutes of limitations in the next 12 months. However, given the status of examinations the Company cannot reliably estimate the range of a potential change at this time.

In February 2007, the FASB issued SFAS 159, "Establishing the Fair Value Option for Financial Assets and Liabilities", to give companies the option to measure eligible financial instruments at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. An entity is prohibited from retrospectively applying SFAS 159 unless it chooses early adoption in conjunction with SFAS 157 "Fair Value Measurements". The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or its financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined if the adoption of this statement will have a material impact on its consolidated results of operations or its financial position.

NOTE B - ASSET ACQUISITIONS

Qualis, Inc. - On March 7, 2007, the Company announced it entered into a purchase agreement to acquire the stock of Qualis, Inc., a privately-owned manufacturer of store brand pediculicide products, for $12,000. The assets acquired in this transaction consist of the intangible assets attributable to the products acquired, which include primarily store brand over-the-counter product formulations that compare to Rid(R) and Nix(R) brand products. The transaction closed on July 3, 2007. Accordingly, the acquired assets and operating results related to these products are included in the Company's consolidated financial statements for the first quarter of fiscal 2008.

The total allocated purchase price for accounting purposes through September 29, 2007 was $12,401. The Company has allocated the entire purchase price to intangible assets - developed product technology. Management assigned fair value to the identifiable intangible assets by estimating the discounted forecasted cash flows of the products acquired. The average estimated useful life of the developed product technology is 12 years and will be amortized on a straight-line basis. Assumptions used in the valuation included a discount rate of 11%.

Glades Pharmaceuticals, Inc. - On March 26, 2007, the Company acquired certain generic prescription dermatological products from Glades Pharmaceuticals, Inc. (Glades) for approximately $57,000 in cash plus $2,500 of consideration for future research and development collaborations. The operating results related to these products were included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations beginning in the fourth quarter of fiscal 2007.

The total allocated purchase price for accounting purposes through June 30, 2007 was $37,538. In addition, the Company placed $22,000 in an escrow account pending the resolution of a contingency with respect to a single product. As of September 29, 2007, this contingency has been satisfactorily resolved and the escrow funds have been released to the seller, increasing the purchase price by $22,000. The new total purchase price for accounting purposes through September 29, 2007 was $59,538, allocated as follows:

Intangible assets - developed product technology          $45,617
Intangible assets - in-process research and development     8,252
Inventory                                                   5,669
                                                          -------
   Total assets acquired                                  $59,538
                                                          =======

NOTE C - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                       First Quarter
                                                     -----------------
                                                       2008      2007
                                                     -------   -------
Numerator:
Net income used for both basic and diluted EPS       $34,019   $16,882
                                                     =======   =======
Denominator:
Weighted average shares outstanding for basic EPS     93,142    92,168
Dilutive effect of share-based awards                  1,742     1,105
                                                     -------   -------
Weighed average shares outstanding for diluted EPS    94,884    93,273
                                                     =======   =======

Share-based awards outstanding that are anti-dilutive were 128 and 2,787 for the first quarter of fiscal 2008 and 2007, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE D - INVENTORIES

Inventories are summarized as follows:

                  September 29,   June 30,   September 30,
                       2007         2007          2006
                  -------------   --------   -------------
Finished goods       $150,772     $135,974     $163,793
Work in process        78,702       77,241       77,220
Raw materials          85,123       81,899       85,525
                     --------     --------     --------
                     $314,597     $295,114     $326,538
                     ========     ========     ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $34,947 at September 29, 2007, $36,210 at June 30, 2007 and $40,992 at September 30, 2006.

NOTE E - GOODWILL

There were no acquisitions, dispositions or impairments of goodwill during the first quarter of fiscal 2008. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

                                    Consumer    Rx Pharma-
                                   Healthcare    ceuticals     API       Total
                                   ----------   ----------   -------   --------
Balance as of June 30, 2007          $47,048     $72,426     $76,744   $196,218
Goodwill adjustment                       --       3,332       2,776      6,108
Currency translation adjustment          696      (1,598)     (1,694)    (2,596)
                                     -------     -------     -------   --------
Balance as of September 29, 2007     $47,744     $74,160     $77,826   $199,730
                                     =======     =======     =======   ========

Upon adoption of FIN 48 on July 1, 2007, as discussed in Note A, the Company recorded an adjustment to goodwill for the Rx Pharmaceuticals and API segments. Because the adjustment reflects additional unrecognized tax benefits related to pre-acquisition tax uncertainties associated with the acquisition of Agis, it was recorded as additional goodwill, rather than as a charge to retained earnings in accordance with EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

NOTE F - INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following:

                                    September 29, 2007          June 30, 2007
                                 -----------------------   -----------------------
                                             Accumulated               Accumulated
                                   Gross    Amortization     Gross    Amortization
                                 --------   ------------   --------   ------------
Developed product technology /
   formulation                   $186,566      $24,407     $154,923      $21,490
Distribution and license
   agreements                      24,645        8,314       24,790        7,593
Customer relationships              4,900        4,192        4,900        4,018
Trademarks                         10,201        1,932       10,235        1,770
                                 --------      -------     --------      -------
   Total                         $226,312      $38,845     $194,848      $34,871
                                 ========      =======     ========      =======

The Company recorded amortization expense of $4,379 and $3,100 for the first quarter of fiscal 2008 and 2007, respectively, for intangible assets subject to amortization.

The estimated amortization expense for each of the following five years is as follows:

Fiscal Year    Amount
-----------   -------
2008(1)       $13,300
2009           17,200
2010           15,700
2011           14,600
2012           14,600

(1)  Reflects remaining nine months of fiscal 2008.

NOTE G - OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

                                               September 29,   June 30,   September 30,
                                                    2007         2007         2006
                                               -------------   --------   -------------
Short-term debt:
   Swingline loan                                 $ 11,677     $ 11,776      $  5,740
   Current portion of long-term debt                15,314       15,381            --
                                                  --------     --------      --------
      Total                                         26,991       27,157         5,740
                                                  --------     --------      --------
Long-term debt:
   Revolving line of credit                        112,000      120,000       135,000
   Term loan                                       100,000      100,000       100,000
   Letter of undertaking - Israel subsidiary       400,000      400,000       400,000
   Debenture - Israel subsidiary                    30,629       30,762        43,272
                                                  --------     --------      --------
      Total                                        642,629      650,762       678,272
                                                  --------     --------      --------
      Total debt                                  $669,620     $677,919      $684,012
                                                  ========     ========      ========

The terms of the loan related to the letter of undertaking indicated above require that the Company maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is included in the balance sheet as restricted cash.

NOTE H - SHAREHOLDERS' EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The Company repurchased 202 shares of its common stock for $4,280 and 710 shares for $11,238 during the first quarter of fiscal 2008 and 2007, respectively. There were no private party transactions in the first quarter of fiscal 2008. Private party transactions accounted for 13 shares in the first quarter of fiscal 2007.

NOTE I - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                                   First Quarter
                                                                -------------------
                                                                  2008       2007
                                                                --------   --------
Net income                                                      $34,019    $ 16,882
Other comprehensive income (loss):
   Change in fair value of derivative instruments, net of tax    (1,662)     (1,786)
   Foreign currency translation adjustments                      (7,578)     16,297
   Change in fair value of investment securities, net of tax        428        (643)
                                                                -------    --------
Comprehensive income                                            $25,207    $ 30,750
                                                                =======    ========

NOTE J - COMMITMENTS AND CONTINGENCIES

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

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of September 29, 2007.

NOTE K - SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. Fiscal 2008 unallocated expenses include a $1,900 reduction in administrative costs due to the settlement of a pre-acquisition legal claim related to Agis.

                                  Consumer    Rx Pharma-                       Unallocated
                                 Healthcare    ceuticals     API      Other      expenses      Total
                                 ----------   ----------   -------   -------   -----------   --------
First Quarter 2008
   Net sales                      $268,259      $34,960    $38,814   $40,707          --     $382,740
   Operating income               $ 29,549      $ 7,445    $ 7,276   $ 2,489     $  (710)    $ 46,049
   Amortization of intangibles    $    853      $ 2,762    $   450   $   314          --     $  4,379

First Quarter 2007
   Net sales                      $241,809      $31,425    $29,779   $37,202          --     $340,215
   Operating income               $ 17,100      $ 5,787    $ 4,658   $ 2,664     $(4,497)    $ 25,712
   Amortization of intangibles    $    847      $ 1,584    $   429   $   240          --     $  3,100

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FIRST QUARTER FISCAL YEARS 2008 AND 2007
                    (in thousands, except per share amounts)

OVERVIEW

Segments - The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. Certain segment information for prior periods has been reclassified to conform to the current year presentation. The amounts reclassified had no effect on retained earnings or net income on either a consolidated or reportable segment basis. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products worldwide. The Rx Pharmaceuticals segment supports the development and sale of prescription drug products. The API segment supports the development and manufacturing of API products in Israel and Germany, with sales to customers worldwide. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments.

Seasonality - The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first quarter of fiscal 2008 are not necessarily indicative of the results that may be expected for a full year.

Current Year Results - Net sales for the first quarter of fiscal 2008 were $382,740, an increase of $42,525 or 12% over fiscal 2007. The increase spanned all of the Company's segments and included new product sales of approximately $10,900. Gross profit was $116,718, an increase of 26% over fiscal 2007, driven primarily by the Consumer Healthcare and API segments. The gross profit percentage in the first quarter of fiscal 2008 was 30.5%, up from 27.3% last year. Operating expenses were $70,669, an increase of 5% over fiscal 2007, but as a percent of net sales were slightly lower than in fiscal 2007. Net income was $34,019, an increase of 102% over fiscal 2007, due primarily to an increase in operating income from the Consumer Healthcare, Rx Pharmaceutical and API segments. Further details for each reportable segment are included in the following Results of Operations.

RESULTS OF OPERATIONS

CONSUMER HEALTHCARE

                          First Quarter
                       -------------------
                         2008       2007
                       --------   --------
Net sales              $268,259   $241,809

Gross profit           $ 71,887   $ 56,201
Gross profit %             26.8%      23.2%

Operating expenses     $ 42,338   $ 39,101
Operating expenses %       15.8%      16.2%

Operating income       $ 29,549   $ 17,100
Operating income %         11.0%       7.1%

Net Sales

First quarter net sales for fiscal 2008 increased 11% or $26,450 compared to fiscal 2007. The increase was comprised of $19,330 domestic and $7,120 of international sales. The domestic increase resulted from $6,800 of new product sales, primarily in the smoking cessation and cough/cold categories, along with a $23,800 increase from higher unit sales of existing products in the smoking cessation, analgesics and cough/cold categories. A large portion of this increase is the result of an absence in the OTC marketplace of a key competitor during the quarter. These combined domestic increases were partially offset by a $10,000 sales decline in the gastrointestinal, feminine hygiene and nutrition categories. Of this decrease, approximately $7,400 was due to the Company's strategic exit of both fiber laxative and effervescent cough/cold product lines in the second quarter of fiscal 2007. The increase in international sales was driven primarily by new product sales of $3,000 and favorable foreign currency exchange of $2,300.

Gross Profit

First quarter gross profit for fiscal 2008 increased 28% or $15,686 compared to fiscal 2007. The increase resulted from higher gross margins attributed to new products and a favorable mix of products sold, both domestically and internationally. In addition, first quarter 2007 included higher inventory obsolescence costs as well as costs related to the product recall described below. The gross profit percentage for first quarter fiscal 2008 increased 3.6 percentage points over fiscal 2007 due primarily to lower inventory obsolescence costs and the fiscal 2007 product recall.

On November 9, 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500 mg caplets containing raw material purchased from a third-party supplier. The total cost of the recall was approximately $6,500, of which $1,026 was recorded in the first quarter of fiscal 2007. The charge included sales returns and refunds, handling of on-hand inventories, disposal of inventory and management of consumer inquiries. There were no additional charges recorded for this recall during the first quarter of fiscal 2008 as it has been essentially completed.

Operating Expenses

First quarter operating expenses for fiscal 2008 increased 8% or $3,237 compared to fiscal 2007. The increase was primarily related to research and development costs of approximately $2,600 and selling expense of approximately $1,600, partially offset by employee-related expenses of $900. The research and development increase was due to the timing of clinical studies. The majority of the increase in selling costs related to the timing of promotional activities.

RX PHARMACEUTICALS

                          First Quarter
                       ------------------
                         2008       2007
                       -------    -------
Net sales              $34,960    $31,425

Gross profit           $15,118    $13,787
Gross profit %            43.2%      43.9%

Operating expenses     $ 7,673    $ 8,000
Operating expenses %      21.9%      25.5%

Operating income       $ 7,445    $ 5,787
Operating income %        21.3%      18.4%

Net Sales

First quarter net sales for fiscal 2008 increased 11% or $3,535 compared to fiscal 2007. This increase was due primarily to $6,600 in sales of products acquired from Glades Pharmaceuticals, Inc., increased sales volumes on the Company's existing portfolio of products of approximately $2,000 and new product sales of $600. These increases were substantially offset by pricing pressure due to increased competition on existing products.

Gross Profit

First quarter gross profit for fiscal 2008 increased 10% or $1,331 compared to fiscal 2007. The increase was due primarily to the strong gross margin on products acquired from Glades, as well as lower inventory related costs. These increases were partially offset by pricing pressure on existing products.

Operating Expenses

First quarter operating expenses for fiscal 2008 decreased 4% or $327 compared to fiscal 2007, due primarily to slightly lower research and development spending, as well as lower distribution costs.

API

                         First Quarter
                       -----------------
                         2008      2007
                       -------   -------
Net sales              $38,814   $29,779

Gross profit           $15,332   $10,077
Gross profit %            39.5%     33.8%

Operating expenses     $ 8,056   $ 5,419
Operating expenses %      20.8%     18.2%

Operating income       $ 7,276   $ 4,658
Operating income %        18.7%     15.6%

Net Sales

First quarter net sales for fiscal 2008 increased 30% or $9,035 compared to fiscal 2007. The increase was due primarily to increased volume of certain key products and customer demand requirements. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material. The current trend of increased sales may not continue due to this dependency.

Gross Profit

First quarter gross profit for fiscal 2008 increased 52% or $5,255 compared to fiscal 2007, due primarily to favorable changes in the sales mix of products, as well as fixed overhead costs spread over increased production levels. The fiscal 2007 first quarter gross profit amount includes a reduction of $1,802 to reclassify from operating expenses within the API segment certain costs relating to a profit sharing arrangement. The reclassification had no effect on this segment's or the Company's consolidated operating income.

Operating Expenses

First quarter operating expenses for fiscal 2008 increased 49% or $2,637 compared to fiscal 2007. The increase was due primarily to research and development costs and higher employee-related costs. Fiscal 2007 first quarter operating expenses include a reduction of $1,802 to reclassify certain costs relating to a profit sharing arrangement to cost of sales. The reclassification had no effect on this segment's or the Company's consolidated operating income.

OTHER

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

                         First Quarter
                       -----------------
                         2008      2007
                       -------   -------
Net sales              $40,707   $37,202

Gross profit           $14,380   $12,750
Gross profit %            35.3%     34.3%

Operating expenses     $11,891   $10,086
Operating expenses %      29.2%     27.1%

Operating income       $ 2,489   $ 2,664
Operating income %         6.1%      7.2%

First quarter net sales for fiscal 2008 increased 9% or $3,505 compared to fiscal 2007. The increase was due primarily to changes in the sales mix of products and customers, as well as higher sales in the U.S. cosmetics market. First quarter gross profit for fiscal 2008 increased 13% or $1,630 compared to fiscal 2007, due primarily to increased sales volume and favorable product mix. First quarter operating expenses for fiscal 2008 increased 18% or $1,805 compared to fiscal 2007 due mainly to increased promotional activities and higher employee-related costs.

UNALLOCATED EXPENSES

Unallocated expenses for the first quarter were $710 for fiscal 2008 and $4,497 for fiscal 2007. These expenses were comprised of certain corporate services that were not allocated to the segments. The decrease in fiscal 2008 was due primarily to a $1,900 settlement of a pre-acquisition legal claim related to Agis, along with one-time employee-related expenses of $900 in fiscal 2007 not repeated in fiscal 2008.

INTEREST AND OTHER (CONSOLIDATED)

Interest expense for the first quarter was $9,844 for fiscal 2008 and $9,340 for fiscal 2007. Interest income for the first quarter was $5,189 for fiscal 2008 and $4,754 for fiscal 2007. Other income, net for the first quarter was $1,183 for fiscal 2008 compared to $61 for fiscal 2007.

INCOME TAXES (CONSOLIDATED)

The effective tax rate for the first quarter was 20.1% for fiscal 2008 and 20.3% for fiscal 2007. Foreign derived income before tax for the first quarter was fifty-four percent in fiscal 2008 down from sixty-eight percent in the same period of fiscal 2007. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate. During the first quarter of fiscal 2008, the Company received a favorable tax ruling in Israel. This ruling, which the Company had projected to receive during fiscal 2008, resulted in a one-time benefit of $4,222, or a 10 percentage point impact on the effective tax rate. The effective tax rate for succeeding quarters is expected to be higher as the Company's U.S.

income is likely to represent a higher percentage of the total income than in the first quarter. The estimated annualized effective tax rate for fiscal 2008 is between 25% and 28%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities increased $18,375 to $79,324 at September 29, 2007 from $60,949 at September 30, 2006. Working capital, including cash, increased $45,747 to $403,293 at September 29, 2007 from $357,545 at September 30, 2006.

Cash provided from operating activities was $27,699 for fiscal 2008 compared to cash used for operating activities of $6,404 for fiscal 2007. The increase in cash from operations was related primarily to increased earnings for fiscal 2008 compared to fiscal 2007 and general fluctuations in the timing of the overall procurement-to-pay cycle on inventory and accounts payable versus last year.

Cash used for investing activities decreased $8,378 to $1,001 for fiscal 2008 compared to $9,379 for fiscal 2007 due primarily to a net increase in the sale of investment securities and lower capital expenditures, partially offset by the Qualis, Inc. asset acquisition.

Capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are anticipated to be $40,000 to $50,000 for fiscal 2008.

Cash used for financing activities was $12,573 for fiscal 2008 compared to cash provided from financing activities of $28,330 for fiscal 2007. The increase in cash used for financing activities was due primarily to net repayments of long-term debt, slightly offset by lower repurchases of common stock and lower net repayments of short-term debt.

The Company repurchased 202 shares of its common stock for $4,280 and 710 shares for $11,238 during the first quarter of fiscal 2008 and 2007, respectively. There were no private party transactions in the first quarter of fiscal 2008. Private party transactions accounted for 13 shares in the first quarter of fiscal 2007.

The Company paid quarterly dividends in the first quarter of $4,214 and $3,939, or $0.045 and $0.043 per share, for fiscal 2008 and 2007, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

GUARANTIES AND CONTRACTUAL OBLIGATIONS

The Company adopted FIN 48 as of July 1, 2007. At September 29, 2007 the liability of unrecognized tax benefits for uncertain tax positions was $49,100 and was recorded in other non-current liabilities. We do not expect a significant tax payment related to these obligations within the next year. Any future payments related to the settlement of uncertain tax positions cannot be reasonably estimated at this time.

During the first quarter of fiscal 2008, no other material change in contractual obligations occurred.

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture's debt that is not recorded on the Company's condensed consolidated balance sheet as of September 29, 2007.

CRITICAL ACCOUNTING POLICIES

Determination of certain amounts in the Company's financial statements requires the use of estimates. These estimates are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. The accounting policies, discussed below, are considered by management to require the most judgment and are critical in the preparation of the financial statements. These policies are reviewed by the Audit Committee. Other significant accounting policies are included in Note A of the notes to the consolidated financial statements in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2007.

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

Changes in these estimates and assumptions related to customer programs may result in additional accruals. The following table summarizes the activity for the balance sheet for accounts receivable allowances and customer program accruals:

                               Year-to-Date   Year-to-Date
                                   2008           2007
                               ------------   ------------
CUSTOMER RELATED ACCRUALS
Balance, beginning of period     $ 51,656       $ 54,456
   Provision recorded              55,595         41,834
   Credits processed              (56,158)       (48,497)
                                 --------       --------
Balance, end of the period       $ 51,093       $ 47,793
                                 ========       ========

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $8,622 at September 29, 2007, $9,421 at June 30, 2007 and $12,195 at September 30, 2006.

Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $34,947 at September 29, 2007, $36,210 at June 30, 2007 and $40,992 at September 30, 2006.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested annually for impairment in the third quarter of the fiscal year. The Company's API business is heavily dependent on new products currently under development. Although not anticipated at this time, the termination of certain key product development projects could have a materially adverse impact on the future results of the API segment, which may include a charge for goodwill impairment. Goodwill was $199,730 at September 29, 2007, $196,218 at June 30, 2007 and $183,205 at September 30, 2006.

Other Intangible Assets - Other intangible assets subject to amortization consist of developed product technology / formulation, distribution and license agreements, customer relationships and trademarks. Most of these assets are related to the Agis acquisition and are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $187,467 at September 29, 2007, $159,977 at June 30, 2007 and $137,876 at September 30, 2006.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, including, but not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $2,531 at September 29, 2007, $2,641 at June 30, 2007 and $2,069 at September
30, 2006. The accrual for workers' compensation claims was $1,411 at September 29, 2007, $1,391 at June 30, 2007 and $2,016 at September 30, 2006.

Income Taxes - The Company's effective income tax rate is based on income, statutory tax rates, special tax benefits and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company's tax expense and in evaluating tax positions. Tax positions are reviewed quarterly and balances are adjusted as new information becomes available.

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

The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance the Agis acquisition and working capital requirements and interest income earned on its investment of cash on hand. As of September 29, 2007, the Company had invested cash, cash equivalents and investment securities of $79,324 and short and long-term debt, net of restricted cash, of $269,620.

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

The Company has foreign operations in the U.K., Israel, Germany and Mexico. These operations transact business in their local currency and foreign currencies, thereby creating exposure to changes in exchange rates. Significant currency fluctuations could adversely impact foreign revenues; however, the Company cannot predict future changes in foreign currency exposure.

Item 4. Controls and Procedures

As of September 29, 2007, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 29, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to Legal Proceedings in the current quarter.

Item 1A. Risk Factors

The Company's Annual Report on Form 10-K filed for the fiscal year ended June 30, 2007 includes a detailed discussion of the Company's risk factors. Other than the items noted below, there have been no material changes to the risk factors that were included in the Form 10-K during the first quarter of fiscal 2008.

Regulatory Environment

The Non-Prescription Drug Advisory Committee ("NDAC") met on October 18-19, 2007 in response to a March 2007 Citizen's Petition that recommended, among other things, the withdrawal of cough and cold products for use in children six years of age and younger. At the NDAC meeting, the panel recommended to the FDA that cough and cold products not be used for children under two years of age. Manufacturers, including Perrigo, withdrew these products from the market prior to the NDAC meeting. The impact on the Company of withdrawing these products from the market was immaterial. In addition, the panel recommended clinical studies be conducted on the use of these products for children ages two to twelve and that certain label changes be made for cough and cold products. The Panel was divided on the issue of whether or not cough and cold products should be marketed to children under six years of age. The recommendations by the NDAC are not binding on the FDA. It is not known at this time what, if any, action the FDA or industry will take in response to recommendations of the NDAC. Certain actions by the FDA, such as removing children's cough and cold products from the marketplace, or mandating label and packaging changes, could have an adverse effect on the operating results of the Company. The Company's fiscal 2007 revenues for cough and cold products marketed specifically for use in children ages two to twelve years old were approximately $12,000.

The FDA announced a public meeting for November 14, 2007 to explore the public health benefit of creating a new Behind-The-Counter ("BTC") class of drugs. Drugs placed in this category would be available without a prescription but, only after intervention by a pharmacist. It is not known at this time what, if any, action the FDA will take in response to this issue. Certain actions by the FDA, such as moving certain OTC products to BTC, could have a material adverse effect on the operating results of the Company.

Dextromethorphan

The Company manufactures several products that contain the active ingredient dextromethorphan which is indicated for cough suppression. Dextromethorphan has come under scrutiny because of its potential to be abused. Some states have introduced legislation that, if passed, could require restricted access to dextromethorphan in finished dosage forms. Such legislation placing age restrictions on the purchase of OTC products containing dextromethorphan was passed at the local level by Suffolk County, New York and by the City of Jerseyville, Illinois. Although at least one state has passed legislation restricting the bulk sale of dextromethorphan, no state legislation has yet been enacted restricting the sale of dextromethorphan in finished dosages and concentrations for use as an OTC drug. Similarly, on the federal level, the U.S. House of Representatives passed H.R. 970, the Dextromethorphan Distribution Act of 2007, which prohibits the illicit distribution of bulk, unfinished dextromethorphan to any person other than FDA-registered producers of drugs and devices. The legislation is now pending consideration by the U.S. Senate, where a companion bill has been introduced. Due to the recent scrutiny of dextromethorphan, it is possible that any of the states or the federal government could introduce and pass legislation imposing restrictions on the sale of dextromethorphan in finished dosage form, including but not limited to, requiring a minimum age to purchase product, limiting the amount a consumer may purchase, requiring a prescription and/or placing the product in a more controlled position of sale behind the pharmacy counter of a retailer. Products containing dextromethorphan generated revenues of approximately $19,000 in the first quarter of fiscal 2008 and $68,000 in the full 2007 fiscal year. The Company cannot predict whether any of the proposed legislation will be passed, or if it is passed, its impact on future revenues attributable to these products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2007, the Board of Directors approved an additional plan to repurchase shares of common stock with a value of up to $60,000. This plan will expire on February 9, 2009. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan's formula, which is generally based on the market price of the Company's stock. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

The table below lists the Company's repurchases of shares of common stock during its most recently completed quarter:

                                                                                            Value of
                                    Total          Average      Total Number of Shares       Shares
                              Number of Shares    Price Paid     Purchased as Part of       Available
        Fiscal 2008               Purchased       per Share    Publicly Announced Plans   for Purchase
        -----------           ----------------   -----------   ------------------------   ------------
                                                                                             $56,856
July 1 to August 4                     5            $19.17                 5                 $56,756
August 5 to September 1               50            $20.59                50                 $55,727
September 2 to September 29          147            $21.42               147                 $52,582
                                     ---                                 ---
Total                                202                                 202

Item 6. Exhibits

Exhibit Number             Description
--------------             -----------
      31         Rule 13a-14(a) Certifications.

      32         Section 1350 Certifications.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERRIGO COMPANY
                                        (Registrant)


Date: November 1, 2007                  By: /s/ Joseph C. Papa
                                            ------------------------------------
                                            Joseph C. Papa
                                            President and Chief Executive
                                            Officer


Date: November 1, 2007                  By: /s/ Judy L. Brown
                                            ------------------------------------
                                            Judy L. Brown
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)