Form 10-Q
period 2007-12-29
PERRIGO CO
filed 2008-02-05
CIK 820096

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

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER [X]                        ACCELERATED FILER [ ]

NON-ACCELERATED FILER [ ]                          SMALLER REPORTING COMPANY [ ]
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

As of January 25, 2008 the registrant had 93,080,386 outstanding shares of common stock.

================================================================================

                                 PERRIGO COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS                         1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated statements of income -- For the quarters
and year-to-date ended December 29, 2007 and December 30, 2006               2

Condensed consolidated balance sheets -- December 29, 2007,
June 30, 2007, and December 30, 2006                                         3

Condensed consolidated statements of cash flows -- For the year-to-date
ended December 29, 2007 and December 30, 2006                                4

Notes to condensed consolidated financial statements                         5

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       14

Item 3. Quantitative and Qualitative Disclosures About Market Risks         26

Item 4. Controls and Procedures                                             27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   28

Item 1A.  Risk Factors                                                      28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         31

Item 4.  Submission of Matters to a Vote of Security Holders                31

Item 6. Exhibits                                                            32

SIGNATURES                                                                  33

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

Item 1. Financial Statements (Unaudited)

                                 PERRIGO COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                         Second Quarter        Year-to-Date
                                      -------------------   -------------------
                                        2008       2007       2008       2007
                                      --------   --------   --------   --------
Net sales                             $435,483   $370,629   $818,223   $710,844
Cost of sales                          305,071    274,147    571,093    521,547
                                      --------   --------   --------   --------
Gross profit                           130,412     96,482    247,130    189,297
                                      --------   --------   --------   --------

Operating expenses
   Distribution                          7,744      7,155     14,818     14,539
   Research and development             16,143     14,902     32,463     27,949
   Selling and administration           57,685     47,396    104,960     94,068
   Restructuring                            --        642         --        642
                                      --------   --------   --------   --------
      Total                             81,572     70,095    152,241    137,198

Operating income                        48,840     26,387     94,889     52,099
Interest, net                            3,674      3,300      8,329      7,886
Other income, net                         (969)    (2,258)    (2,152)    (2,319)
                                      --------   --------   --------   --------
Income before income taxes              46,135     25,345     88,712     46,532
Income tax expense                      11,846      4,257     20,404      8,562
                                      --------   --------   --------   --------
Net income                            $ 34,289   $ 21,088   $ 68,308   $ 37,970
                                      ========   ========   ========   ========

Earnings per share
   Basic                              $   0.37   $   0.23   $   0.73   $   0.41
   Diluted                            $   0.36   $   0.23   $   0.72   $   0.41

Weighted average shares outstanding
   Basic                                93,147     91,836     93,186     92,104
   Diluted                              95,283     93,506     95,104     93,595

Dividends declared per share          $ 0.0500   $ 0.0450   $ 0.0950   $ 0.0875

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                        December 29,    June 30,    December 30,
                                            2007          2007          2006
                                        ------------   ----------   ------------
                                         (unaudited)                 (unaudited)
Assets
Current assets
   Cash and cash equivalents             $   72,163    $   30,305    $   39,635
   Investment securities                     29,642        49,110        34,030
   Accounts receivable                      311,013       282,045       246,603
   Inventories                              326,002       295,114       322,624
   Current deferred income taxes             38,683        41,400        50,358
   Income taxes refundable                    4,568            --            --
   Assets held for sale                       2,746         2,746            --
   Prepaid expenses and other current
      assets                                 18,669        18,340        24,515
                                         ----------    ----------    ----------
      Total current assets                  803,486       719,060       717,765

Property and equipment                      687,068       664,096       629,325
   Less accumulated depreciation            358,068       333,024       308,999
                                         ----------    ----------    ----------
                                            329,000       331,072       320,326

Restricted cash                             400,000       422,000       400,000
Goodwill                                    212,934       196,218       188,272
Other intangible assets                     191,430       159,977       137,921
Non-current deferred income taxes            59,925        54,908        46,039
Other non-current assets                     42,535        41,919        43,740
                                         ----------    ----------    ----------
                                         $2,039,310    $1,925,154    $1,854,063
                                         ==========    ==========    ==========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                      $  194,214    $  164,318    $  173,008
   Notes payable                              3,937        11,776        18,333
   Payroll and related taxes                 44,673        46,226        41,049
   Accrued customer programs                 48,882        48,218        45,436
   Accrued liabilities                       40,137        47,333        44,328
   Accrued income taxes                          --        29,460        23,311
   Current deferred income taxes             20,320        17,125         6,193
   Current portion of long-term debt         16,539        15,381            --
                                         ----------    ----------    ----------
      Total current liabilities             368,702       379,837       351,658

Non-current liabilities
   Long-term debt                           648,077       650,762       668,784
   Non-current deferred income taxes        106,569       103,775       106,702
   Other non-current liabilities             99,566        36,311        34,646
                                         ----------    ----------    ----------
      Total non-current liabilities         854,212       790,848       810,132

Shareholders' equity
   Preferred stock, without par
      value, 10,000 shares authorized            --            --            --
   Common stock, without par value,
      200,000 shares authorized             505,076       519,419       509,910
   Accumulated other comprehensive
      income                                 79,470        56,676        31,456
   Retained earnings                        231,850       178,374       150,907
                                         ----------    ----------    ----------
      Total shareholders' equity            816,396       754,469       692,273
                                         ----------    ----------    ----------
                                         $2,039,310    $1,925,154    $1,854,063
                                         ==========    ==========    ==========

Supplemental Disclosures of Balance
   Sheet Information
   Allowance for doubtful accounts       $    8,944    $    9,421    $   12,198
   Allowance for inventory               $   36,184    $   36,210    $   39,098
   Working capital                       $  434,784    $  339,223    $  366,107
   Preferred stock, shares issued                --            --            --
   Common stock, shares issued               93,353        93,395        92,666

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                    Year-To-Date
                                               ---------------------
                                                 2008         2007
                                               ---------   ---------
Cash Flows (For) From Operating Activities
   Net income                                  $  68,308   $  37,970
   Adjustments to derive cash flows
      Depreciation and amortization               30,983      27,681
      Share-based compensation                     3,930       5,718
      Deferred income taxes                        6,096      (4,248)
                                               ---------   ---------
   Sub-total                                     109,317      67,121

   Changes in operating assets and
      liabilities
      Accounts receivable                        (22,125)     (9,295)
      Inventories                                (24,238)    (22,919)
      Income taxes refundable                     (4,568)         --
      Accounts payable                            24,951      (4,034)
      Payroll and related taxes                   (2,605)    (12,658)
      Accrued customer programs                      664      (4,098)
      Accrued liabilities                         (6,663)       (937)
      Accrued income taxes                        10,266       9,480
      Other                                       10,131      (5,025)
                                               ---------   ---------
   Sub-total                                     (14,187)    (49,486)
                                               ---------   ---------
         Net cash from operating activities       95,130      17,635
                                               ---------   ---------

Cash Flows (For) From Investing Activities
   Purchase of securities                       (133,791)   (117,746)
   Proceeds from sales of securities             153,502     111,665
   Asset acquisition                             (12,401)         --
   Additions to property and equipment           (13,714)    (19,784)
   Proceeds from sales of property and
      equipment                                       --       2,613
                                               ---------   ---------
         Net cash for investing activities        (6,404)    (23,252)
                                               ---------   ---------

Cash Flows (For) From Financing Activities
   Repayments of short-term debt, net             (7,839)     (1,699)
   Borrowings of long-term debt                   50,000      60,000
   Repayments of long-term debt                  (55,000)    (15,000)
   Tax effect of stock transactions                1,115         (59)
   Issuance of common stock                       16,029       3,700
   Repurchases of common stock                   (35,417)    (15,547)
   Cash dividends                                 (8,898)     (8,116)
                                               ---------   ---------
         Net cash (for) from financing
            activities                           (40,010)     23,279
                                               ---------   ---------

         Net increase in cash and cash
            equivalents                           48,716      17,662
Cash and cash equivalents, at beginning of
   period                                         30,305      19,018
Effect of exchange rate changes on cash           (6,858)      2,955
                                               ---------   ---------
Cash and cash equivalents, at end of period    $  72,163   $  39,635
                                               =========   =========

Supplemental Disclosures of Cash Flow
   Information
   Cash paid/received during the period for:
      Interest paid                            $  19,561   $  18,254
      Interest received                        $  10,392   $   9,831
      Income taxes paid                        $  11,723   $   6,727
      Income taxes refunded                    $   1,288   $   1,369

     See accompanying notes to condensed consolidated financial statements.

                                 PERRIGO COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 29, 2007
                    (in thousands, except per share amounts)

Perrigo Company (Company) is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and prescription pharmaceuticals, nutritional products, active pharmaceutical ingredients (API) and consumer products. The Company is the world's largest manufacturer of OTC pharmaceutical products for the store brand market. The Company's primary markets and locations of manufacturing and logistics operations are the United States, Israel, Mexico and the United Kingdom.

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

Operating results for the six months ended December 29, 2007 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2007.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), "Business Combinations", to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company's adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after June 28, 2009. The most significant effect for the Company is expected to result from the new requirement to capitalize in-process research and development costs, which are currently required to be expensed in accordance with existing accounting requirements and have been material in prior acquisitions.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial

Statements--an amendment of ARB No. 51", to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent's equity,
(ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (v) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. The Company does not expect SFAS No. 160 to have a material effect on its consolidated results of operations or its financial position.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, "Accounting for Collaborative Arrangements". EITF 07-1 focuses on defining a collaborative agreement as well as the accounting for transactions between participants in a collaborative agreement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant's respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect EITF 07-1 to have a material effect on its consolidated results of operations or its financial position.

The Company adopted the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109, Accounting for Income Taxes" (FIN 48) on July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Further information regarding the adoption of FIN 48 is provided in Note I.

In February 2007, the FASB issued SFAS 159, "Establishing the Fair Value Option for Financial Assets and Liabilities", to give companies the option to measure eligible financial instruments at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. An entity is prohibited from retrospectively applying SFAS 159 unless it chooses early adoption in conjunction with SFAS 157, "Fair Value Measurements". The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or its financial position.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for the Company's fiscal year ending June 27, 2009. On December 14, 2007, the FASB issued Proposed FASB Staff Position (FSP) FAS 157-b. FSP FAS 157-b proposes deferral of the effective date of SFAS 157 until fiscal 2010 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. FSP FAS 157-b will become effective upon issuance. The Company has not yet determined if the adoption of this statement will have a material impact on its results of operations or financial position.

NOTE B - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

                                                       Second Quarter        Year-to-Date
                                                      -----------------   -----------------
                                                        2008      2007      2008      2007
                                                      -------   -------   -------   -------
Numerator:
Net income used for both basic and diluted EPS        $34,289   $21,088   $68,308   $37,970
                                                      =======   =======   =======   =======
Denominator:
Weighted average shares outstanding for basic EPS      93,147    91,836    93,186    92,104
Dilutive effect of share-based awards                   2,136     1,670     1,918     1,491
                                                      -------   -------   -------   -------
Weighted average shares outstanding for diluted EPS    95,283    93,506    95,104    93,595
                                                      =======   =======   =======   =======

There were no share-based awards outstanding that were anti-dilutive for the second quarter of fiscal 2008. Share-based awards outstanding that were anti-dilutive for the second quarter of fiscal 2007 were 2,787. Year-to-date share-based awards outstanding that were anti-dilutive were 310 and 2,702 for fiscal 2008 and 2007, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                  December 29,   June 30,   December 30,
                      2007         2007         2006
                  ------------   --------   ------------
Finished goods      $146,499     $135,974     $157,036
Work in process       83,427       77,241       81,293
Raw materials         96,076       81,899       84,295
                    --------     --------     --------
                    $326,002     $295,114     $322,624
                    ========     ========     ========

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $36,184 at December 29, 2007, $36,210 at June 30, 2007 and $39,098 at December 30, 2006.

NOTE D - GOODWILL

Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The current year testing resulted in no impairment charge related to the Consumer Healthcare segment. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year.

There were no acquisitions, dispositions or impairments of goodwill during the first half of fiscal 2008. Changes in the carrying amount of goodwill, by reportable segment, are as follows:

                                   Consumer    Rx Pharma-
                                  Healthcare    ceuticals     API       Total
                                  ----------   ----------   -------   --------
Balance as of June 30, 2007         $47,048      $72,426    $76,744   $196,218
Goodwill adjustment                      --        3,332      3,677      7,009
Currency translation adjustment       1,487        3,940      4,280      9,707
                                    -------      -------    -------   --------
Balance as of December 29, 2007     $48,535      $79,698    $84,701   $212,934
                                    =======      =======    =======   ========

As further discussed in Note I, upon adoption of FIN 48 on July 1, 2007, the Company recorded a $6,108 adjustment to goodwill for the Rx Pharmaceuticals and API segments. A second quarter FIN 48 adjustment of $567 was made to the API segment. Because the adjustments reflect additional unrecognized tax benefits related to pre-acquisition tax uncertainties associated with the acquisition of Agis, they were recorded as additional goodwill, rather than as a charge to retained earnings for the first quarter, when FIN 48 was adopted, or earnings in the second quarter in accordance with EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination" (EITF 93-7).

In addition, during the second quarter of fiscal 2008, the Company recorded a second adjustment to goodwill for the API segment of $334. This adjustment was to record a deferred tax liability for income taxes related to pre-acquisition earnings. In accordance with EITF 93-7, the Company treated this item as an uncertain tax position at the time of the acquisition.

NOTE E - INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following:

                                    December 29, 2007           June 30, 2007
                                 -----------------------   -----------------------
                                             Accumulated               Accumulated
                                   Gross    Amortization     Gross    Amortization
                                 --------   ------------   --------   ------------
Developed product technology /
   formulation                   $196,972      $30,153     $154,923      $21,490
Distribution and license
   agreements                      25,139        9,413       24,790        7,593
Customer relationships              4,900        4,366        4,900        4,018
   Trademarks                      10,705        2,354       10,235        1,770
                                 --------      -------     --------      -------
      Total                      $237,716      $46,286     $194,848      $34,871
                                 ========      =======     ========      =======

The Company recorded a charge for amortization expense of $9,266 and $6,424 for the first half of fiscal 2008 and 2007, respectively, for intangible assets subject to amortization.

The estimated amortization expense for each of the following five years is as follows:

Fiscal Year    Amount
-----------   -------
   2008(1)    $ 9,200
   2009        17,900
   2010        16,400
   2011        15,200
   2012        15,200

----------
(1)  Reflects remaining six months of fiscal 2008.

NOTE F - OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

                                               December 29,   June 30,   December 30,
                                                   2007         2007          2006
                                               ------------   --------   -------------
Short-term debt:
   Swingline loan                                $  3,937     $ 11,776      $ 18,333
   Current portion of long-term debt               16,539       15,381            --
                                                 --------     --------      --------
      Total                                        20,476       27,157        18,333
                                                 --------     --------      --------
Long-term debt:
   Revolving line of credit                       115,000      120,000       125,000
   Term loan                                      100,000      100,000       100,000
   Letter of undertaking - Israel subsidiary      400,000      400,000       400,000
   Debenture - Israel subsidiary                   33,077       30,762        43,784
                                                 --------     --------      --------
      Total                                       648,077      650,762       668,784
                                                 --------     --------      --------
      Total debt                                 $668,553     $677,919      $687,117
                                                 ========     ========      ========

The terms of the loan related to the letter of undertaking indicated above require that the Company maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is classified as restricted cash in the balance sheet as a non-current asset.

NOTE G - SHAREHOLDERS' EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company's trading policies. The Company repurchased 1,061 shares of its common stock for $31,137 and 251 shares of its common stock for $4,309 during the second quarter of fiscal 2008 and 2007, respectively. Year-to-date, the Company repurchased 1,263 shares of its common stock for $35,417 and 961 shares for $15,547 in fiscal 2008 and 2007, respectively. Year-to-date, private party transactions accounted for 28 shares and 18 shares in fiscal 2008 and 2007, respectively.

NOTE H - COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                                      Second Quarter       Year-to-Date
                                                    -----------------   -----------------
                                                      2008      2007      2008      2007
                                                    -------   -------   -------   -------
Net income                                          $34,289   $21,088   $68,308   $37,970
Other comprehensive income (loss):
   Change in fair value of derivative
      instruments, net of tax                        (1,581)       78    (3,243)   (1,708)
   Foreign currency translation adjustments          34,847    14,151    27,270    30,448
   Change in fair value of investment securities,
      net of tax                                     (1,428)     (234)     (999)     (877)
   Pension and post-retirement liability
      adjustments, net of tax                          (233)       --      (233)       --
                                                    -------   -------   -------   -------
Comprehensive income                                $65,894   $35,083   $91,103   $65,833
                                                    =======   =======   =======   =======

NOTE I - INCOME TAXES

Upon adoption of FIN 48 on July 1, 2007, the Company's total unrecognized tax benefits amounted to $43,833, all of which was included in other non-current liabilities. A portion of this liability, $5,934, was accounted for as a reduction to the July 1, 2007 balance of retained earnings and $6,108 was accounted for as an increase to goodwill, as further discussed in Note D. The remaining $31,791 was reclassified from current accrued income taxes to other non-current liabilities. During the first six months of fiscal year 2008, the liability for uncertain tax positions increased by $10,252 (including currency impacts) related to current year activity, of which $567 was accounted for as an increase to goodwill, as further discussed in Note D, bringing the Company's total unrecognized tax benefits to $54,085 as of December 29, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Total interest and penalties included in non-current liabilities at July 1, 2007 amounted to $9,216 (net of tax benefit). During the first six months of fiscal year 2008, the liability for interest and penalties increased $2,511 (net of tax and including currency impacts).

As of July 1, 2007, the Company had unrecognized tax benefits of $37,725, which, if recognized, would favorably affect the effective income tax rate in future periods.

Tax years subject to examination in the U.S. by the IRS include all fiscal years after 2004. Additionally, the Israeli Tax Authority is currently auditing the Company for years ended December 2003, December 2004 and May 2005. In January 2008, the Company was notified by the German Tax Authority that it will be audited for the years ended December 2003, December 2004, May 2005, May 2006 and May 2007.

The Company anticipates that the total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statutes of limitations in the next 12 months. However, given the status of examinations the Company cannot reliably estimate the range of a potential change at this time.

NOTE J - COMMITMENTS AND CONTINGENCIES

Several Arkansas counties, including Independence County, have filed a lawsuit against the Company and various manufacturers and distributors of products containing pseudoephedrine, which is used to produce methamphetamine, an illegal drug. The Company has been informed that other counties in Arkansas may join in the lawsuit as plaintiffs. Through this lawsuit, the plaintiff counties seek to recoup as damages some of the expenses they have incurred to combat methamphetamine use and addiction. They also seek punitive damages, disgorgement of profits and attorneys' fees. The Company believes that the lawsuit is without merit and is vigorously defending against it. At this early stage, the Company cannot predict whether this issue will have a material impact on its results of operations.

In addition to the foregoing discussion, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and future results of operations. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, the Company's future results of operations or cash flow could be materially impacted in a particular period.

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of December 29, 2007.

NOTE K - SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product:
Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. The year-to-date 2008 unallocated expenses include a $1,900 reduction in administrative costs due to the favorable settlement of a pre-acquisition legal claim related to Agis in the first quarter.

                                  Consumer    Rx Pharma-                       Unallocated
                                 Healthcare    ceuticals     API      Other      expenses      Total
                                 ----------   ----------   -------   -------   -----------   --------
Second Quarter 2008
   Net sales                      $320,205      $38,655    $34,608   $42,015          --     $435,483
   Operating income               $ 38,521      $ 8,356    $ 3,425   $ 3,292     $(4,754)    $ 48,840
   Amortization of intangibles    $    857      $ 3,291    $   485   $   254          --     $  4,887

Second Quarter 2007
   Net sales                      $275,947      $28,260    $28,633   $37,789          --     $370,629
   Operating income               $ 17,420      $ 3,686    $ 5,929   $ 2,976     $(3,624)    $ 26,387
   Amortization of intangibles    $    720      $ 1,929    $   434   $   241          --     $  3,324

Year-to-Date 2008
   Net sales                      $588,464      $73,615    $73,422   $82,722          --     $818,223
   Operating income               $ 68,070      $15,801    $10,701   $ 5,781     $(5,464)    $ 94,889
   Amortization of intangibles    $  1,710      $ 6,053    $   935   $   568          --     $  9,266

Year-to-Date 2007
   Net sales                      $517,756      $59,685    $58,412   $74,991          --     $710,844
   Operating income               $ 34,520      $ 9,473    $10,587   $ 5,640     $(8,121)    $ 52,099
   Amortization of intangibles    $  1,567      $ 3,513    $   863   $   481                 $  6,424

NOTE L - RESTRUCTURING

In the fourth quarter of fiscal 2006, as a result of an ongoing review of its Consumer Healthcare operating strategies, the Company's Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives. This action resulted in the sale of one Michigan plant and the closure of an additional Michigan plant, both in the second quarter of fiscal 2007. The Company recorded a gain of $1,276 in the second quarter of fiscal 2007 based on the cash proceeds from the sale of the plant. The gain is included in the restructuring line of the consolidated statement of income. The Company also recorded a $1,500 note receivable from the buyer of the plant. This amount, reflecting further gain on the sale of the plant, was deferred and is being recognized as the note is repaid over the next four years. As of December 29, 2007, the net book value of the assets associated with the second plant is included in the assets held for sale line item on the Company's consolidated balance sheet. In addition, the Company incurred a charge of $1,918 in the second quarter of fiscal 2007 for employee-related and plant shutdown costs. The employee-related charge was $1,151 for termination benefits for 72 employees, all of which was paid by the end of fiscal 2007.

NOTE M - SUBSEQUENT EVENTS

License Agreement Termination - Subsequent to its second quarter end, the Company's Israeli subsidiary and a customer agreed to terminate a license agreement. The termination agreement states that the Company's Israeli subsidiary is to receive from the customer $8,500 in lieu of expected future minimum royalty payments. The Company will recognize the full amount in net sales in the third quarter of fiscal 2008. In addition, as part of the Agis acquisition in March 2005, the Company recorded an intangible asset related to this license agreement. In conjunction with the termination of the agreement, the Company will write-off the remaining net book value of approximately $3,500 in the third quarter of fiscal 2008.

Business Combination - On January 9, 2008, the Company announced that it acquired 100% of the outstanding shares of privately held Galpharm Healthcare Ltd. for approximately $86,000. The Company paid approximately $57,000 in cash and assumed approximately $29,000 of existing debt, which was repaid immediately. Galpharm is a leading supplier of over-the-counter store brand pharmaceutical products sold by super markets, drug stores and pharmacies in the United Kingdom. The acquisition of Galpharm expands the Company's global presence and complements its existing United Kingdom business. Galpharm's results of operations will be recorded in the Company's Consumer Healthcare reporting segment. The Company is in the process of determining the purchase price allocation and expects certain amounts to be allocated to goodwill and other intangible assets. Upon completion of the purchase price allocation process the amounts related to goodwill and other intangible assets, as well as other major asset and liability categories of Galpharm and its results of operations will be disclosed in the Company's third quarter of fiscal 2008 consolidated financial statements.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    SECOND QUARTER FISCAL YEARS 2008 AND 2007
                    (in thousands, except per share amounts)

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

Seasonality - The Company's sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first half of fiscal 2008 are not necessarily indicative of the results that may be expected for a full year.

Current Year Results - Net sales for the second quarter of fiscal 2008 were $435,483, an increase of 17% over fiscal 2007. The increase spanned all the Company's segments, driven primarily by the Consumer Healthcare segment. New product sales for the second quarter of fiscal 2008 were approximately $13,900. Gross profit was $130,412, an increase of 35% over fiscal 2007, driven primarily by the Consumer Healthcare and Rx Pharmaceuticals segments. Fiscal 2007 gross profit was negatively impacted by the acetaminophen product recall discussed below. The gross profit percentage in the second quarter of fiscal 2008 was 29.9%, up from 26.0% last year. Operating expenses in the second quarter of fiscal 2008 were $81,572, an increase of 16% over fiscal 2007, which included a net restructuring charge of $642. Operating expenses as a percent of net sales were 18.7%, down slightly from 18.9% in the second quarter of fiscal 2007. Net income was $34,289, an increase of 63% from fiscal 2007, driven primarily by the increase in operating income from the Consumer Healthcare and Rx Pharmaceuticals segments, offset by a higher effective tax rate in fiscal 2008 compared to fiscal 2007.

Net sales for the first half of fiscal 2008 were $818,223, an increase of 15% over fiscal 2007. The increase spanned all of the Company's segments and included new product sales of approximately $24,800. Gross profit was $247,130, up 31% over fiscal 2007, and the increase spanned all of the Company's segments. Fiscal 2007 gross profit was negatively impacted by the acetaminophen product recall by approximately $6,500. The gross profit percentage in the first half of fiscal 2008 was 30.2%, up from 26.6% last year. Operating expenses were $152,241, an increase of 11% over fiscal 2007, but as a percent of sales were slightly lower than fiscal 2007. Net income was $68,308, an increase of 80% from fiscal 2007, driven primarily by the increase in operating income from the Consumer Healthcare and Rx Pharmaceuticals segments, offset by a higher effective tax rate in fiscal 2008 compared to fiscal 2007.

Further details related to current year results are included in the following Results of Operations.

Product Recall - On November 9, 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500 mg caplets containing raw material purchased from a third-party supplier. The total cost of the recall was approximately $6,500, of which $5,000 was recorded in the second quarter of fiscal 2007. The charge included sales returns and refunds, handling of on-hand inventories, disposal of inventory and management of consumer inquiries. There were no additional charges recorded for this recall during the first half of fiscal 2008 as it has been essentially completed.

Events Impacting Future Results - In December 2007, the Company announced that the U.S. Food and Drug Administration granted final approval to Dexcel Pharma Technologies, Ltd. for 20 mg Omeprazole delayed-release tablets. Omeprazole is indicated for the treatment of frequent heartburn. Through a partnership with Dexcel, the Company will be the exclusive marketer and distributor of this product for the store brand over-the-counter market in the United States. The Company expects to begin shipping its product during the third quarter of fiscal 2008, with full year annual sales anticipated to be in the range of $150,000 to $200,000. The addition of Omeprazole to the Company's existing product portfolio is expected to have a material positive impact on the Company's operating results starting in the third quarter of fiscal 2008 and beyond.

Also in December 2007, the Company's U.K. subsidiary was notified by a customer of the expected loss of future contract manufacturing business beginning in fiscal 2009. The projected loss of approximately $20,000 in annual sales is expected to have an adverse impact on the Company's ongoing operating results beginning in fiscal 2009.

Subsequent to its second quarter end, the Company's Israeli subsidiary and a customer agreed to terminate a license agreement. The termination agreement states that the Company's Israeli subsidiary is to receive from the customer $8,500 in lieu of expected future minimum royalty payments. The Company will recognize the full amount in net sales in the third quarter of fiscal 2008. In addition, as part of the Agis acquisition in March 2005, the Company recorded an intangible asset related to this license agreement. In conjunction with the termination of the agreement, the Company will write-off the remaining net book value of approximately $3,500 in the third quarter of fiscal 2008.

Business Combination - On January 9, 2008, the Company announced that it acquired 100% of the outstanding shares of privately held Galpharm Healthcare Ltd. for approximately $86,000. The Company paid approximately $57,000 in cash and assumed approximately $29,000 of existing debt, which was repaid immediately. Galpharm is a leading supplier of over-the-counter store brand pharmaceutical products sold by super markets, drug stores and pharmacies in the United Kingdom. The acquisition of Galpharm expands the Company's global presence and complements its existing United Kingdom business. Galpharm's results of operations will be recorded in the Company's Consumer Healthcare reporting segment. The Company is in the process of determining the purchase price allocation and expects certain amounts to be allocated to goodwill and other intangible assets. Upon completion of the purchase price allocation process the amounts related to goodwill and other intangible assets, as well as other major asset and liability categories of Galpharm and its results of operations will be disclosed in the Company's third quarter of fiscal 2008 consolidated financial statements.

RESULTS OF OPERATIONS

CONSUMER HEALTHCARE

                          Second Quarter         Year-to-Date
                       -------------------   -------------------
                         2008       2007       2008       2007
                       --------   --------   --------   --------
Net sales              $320,205   $275,947   $588,464   $517,756
Gross profit           $ 86,236   $ 59,346   $158,123   $115,547
Gross profit %             26.9%      21.5%      26.9%      22.3%
Operating expenses     $ 47,715   $ 41,926   $ 90,053   $ 81,027
Operating expenses %       14.9%      15.2%      15.3%      15.6%
Operating income       $ 38,521   $ 17,420   $ 68,070   $ 34,520
Operating income %         12.0%       6.3%      11.6%       6.7%

Net Sales

Second quarter net sales for fiscal 2008 increased 16% or $44,258 compared to fiscal 2007. The increase was comprised of $37,531 of domestic and $6,727 of international sales. The domestic increase resulted from $6,500 of new product sales, primarily in the smoking cessation and cough/cold categories, along with a $41,400 increase from higher unit sales of existing products in the smoking cessation and analgesics categories, as well as certain gastrointestinal and cough/cold products. A large portion of this increase was the result of a continued absence in the OTC marketplace of a key competitor during the quarter. These combined domestic increases were partially offset by a $10,400 sales decline in certain gastrointestinal, nutrition and cough/cold products. Of this decrease, approximately $7,700 was due to the Company's strategic exit of both fiber laxative and effervescent cough/cold product lines in the second quarter of fiscal 2007. The increase in international sales was driven primarily by new product sales of $3,400, increased volume on existing products of $900 and favorable foreign currency exchange of $2,400.

Year-to-date net sales for fiscal 2008 increased 14% or $70,708 compared to fiscal 2007. The increase was comprised of $56,861 of domestic and $13,847 of international sales. The domestic increase resulted from $13,300 of new product sales, primarily in the smoking cessation, nutrition and cough/cold categories, along with a $61,100 increase from higher unit sales of existing products in the smoking cessation and analgesics categories, as well as certain gastrointestinal and cough/cold products. A large portion of this increase was the result of a continued absence in the OTC marketplace of a key competitor during the quarter. These combined domestic increases were partially offset by a $23,800 sales decline in certain gastrointestinal, nutrition and cough/cold products. Of this decrease, approximately $15,200 was due to the Company's strategic exit of both fiber laxative and effervescent cough/cold product lines in the second quarter of fiscal 2007. The increase in international sales was driven primarily by new product sales of $6,400, increased volume on existing products of $2,700 and favorable foreign currency exchange of $4,700.

Gross Profit

Second quarter gross profit for fiscal 2008 increased 45% or $26,890 compared to fiscal 2007. The increase resulted from higher gross margins attributed to new products, a favorable mix of products sold domestically and production efficiencies driven by higher volumes. In addition, second quarter 2007 included costs related to the product recall described above.

Year-to-date gross profit for fiscal 2008 increased 37% or $42,576 compared to fiscal 2007. The increase resulted from higher gross margins attributed to new products, a favorable mix of products sold both domestically and internationally and production efficiencies driven by higher volumes. In addition, year-to-date fiscal 2007 included higher inventory obsolescence costs, as well as costs related to the product recall.

Operating Expenses

Second quarter operating expenses for fiscal 2008 increased 14% or $5,789 compared to fiscal 2007. The increase was related primarily to administrative expenses of $4,700 and selling expense of approximately $800. The administrative expense increase was due primarily to higher wages and benefits, as well as the absence of a one-time favorable insurance settlement of $1,200 recorded in the second quarter of fiscal 2007. The majority of the increase in selling costs related to higher commissions.

Year-to-date operating expenses for fiscal 2008 increased 11% or $9,026 compared to fiscal 2007. The increase was related primarily to administrative expenses of approximately $3,700, research and development costs of approximately $2,700 and selling expense of approximately $2,500. The research and development increase was due to the timing of clinical studies, and the majority of the increase in selling costs related to the timing of promotional activities and higher commissions. The administrative expense increase was due primarily to higher wages and benefits, as well as the absence of a one-time favorable insurance settlement of $1,200 recorded in the second quarter of fiscal 2007.

RX PHARMACEUTICALS

                         Second Quarter       Year-to-Date
                       -----------------   -----------------
                         2008      2007      2008      2007
                       -------   -------   -------   -------
Net sales              $38,655   $28,260   $73,615   $59,685

Gross profit           $17,737   $11,387   $32,855   $25,174
Gross profit %            45.9%     40.3%     44.6%     42.2%

Operating expenses     $ 9,381   $ 7,701   $17,054   $15,701
Operating expenses %      24.3%     27.3%     23.2%     26.3%

Operating income       $ 8,356   $ 3,686   $15,801   $ 9,473
Operating income %        21.6%     13.0%     21.5%     15.9%

Net Sales

Second quarter net sales for fiscal 2008 increased 37% or $10,395 compared to fiscal 2007. This increase was due primarily to sales of approximately $6,900 attributable to products acquired from Glades Pharmaceuticals, LLC (Glades), increased sales volumes on the Company's existing portfolio of products of approximately $6,600, new product sales of approximately $1,100 and the absence of a $1,700 charge for customer-related programs in the second quarter of fiscal 2007. These increases were partially offset by pricing pressure due to continued competition in the marketplace for generic drugs.

Year-to-date net sales for fiscal 2008 increased 23% or $13,930 compared to fiscal 2007. This increase was due primarily to sales of approximately $13,500 attributable to products acquired from Glades, increased sales volumes on the Company's existing portfolio of products of approximately $4,700, new product sales of approximately $1,700 and the absence of a $5,000 charge for customer-related programs in the first half of fiscal 2007. These increases were partially offset by $10,800 in pricing pressure due to increased competition on existing products.

Fiscal 2007 results included a reduction to sales related to the Company's customer programs in the Rx Pharmaceuticals segment as noted above. Customer programs are common in the industry and include such items as rebates and chargebacks. The determination of the liability for these programs involves a significant amount of estimation. The Company has a methodology by which it accrues and validates its accrual of these expenses. This methodology includes several variables: inventory reports supplied by wholesalers that indicate inventory levels, detailed computations using historical payments and estimated sell-through to retailers with varying contract prices. The Company had been monitoring its methodology and made material changes to certain of these estimates in the first half of fiscal 2007 that led to the $5,000 charge. The changes to the estimates were intended to further enhance the accuracy and reliability of the calculation of the liability and to reduce the risk of incremental charges for customer programs beyond the first and second quarter fiscal 2007 charges. There have been no material adjustments for customer program liabilities subsequent to the second quarter of fiscal 2007.

Gross Profit

Second quarter gross profit for fiscal 2008 increased 56% or $6,350 compared to fiscal 2007. The increase was due primarily to the strong gross margin on products acquired from Glades, as well as increased volume and favorable product mix. These increases were partially offset by pricing pressure on existing products.

Year-to-date gross profit for fiscal 2008 increased 31% or $7,681 compared to fiscal 2007. The increase was due primarily to the strong gross margin on products acquired from Glades, increased volume and favorable product mix, as well as lower inventory related costs. These increases were partially offset by pricing pressure on existing products.

Operating Expenses

Second quarter operating expenses for fiscal 2008 increased 22% or $1,680 compared to fiscal 2007. Year-to-date operating expenses for fiscal 2008 increased 9% or $1,353 compared to fiscal 2007. These increases were due primarily to higher employee-related costs.

API

                         Second Quarter       Year-to-Date
                       -----------------   -----------------
                         2008      2007      2008      2007
                       -------   -------   -------   -------
Net sales              $34,608   $28,633   $73,422   $58,412

Gross profit           $11,814   $12,242   $27,146   $22,319
Gross profit %            34.1%     42.8%     37.0%     38.2%

Operating expenses     $ 8,389   $ 6,313   $16,445   $11,732
Operating expenses %      24.2%     22.0%     22.4%     20.1%

Operating income       $ 3,425   $ 5,929   $10,701   $10,587
Operating income %         9.9%     20.7%     14.6%     18.1%

Net Sales

Second quarter net sales for fiscal 2008 increased 21% or $5,975 compared to fiscal 2007. This increase was due primarily to increased volume on existing products of approximately $6,600 and new product sales of approximately $3,000, partially offset by a decline of approximately $3,600 in sales of a key product.

Year-to-date net sales for fiscal 2008 increased 26% or $15,010 compared to fiscal 2007. This increase was due primarily to increased volume of certain key products of approximately $17,000 and new product sales of approximately $3,400. These increases were partially offset by a decline of approximately $5,400 in sales of a key product. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter over quarter basis. The current trend of increased sales may not continue due to this dependency.

Gross Profit

Second quarter gross profit for fiscal 2008 decreased 3% or $428 compared to fiscal 2007. This decrease was due primarily to approximately $3,300 of higher production costs, mostly offset by approximately $2,900 of favorable changes in the sales mix of products. The gross profit percentage for second quarter fiscal 2008 decreased 8.7 percentage points over fiscal 2007 due primarily to the higher productions costs.

Year-to-date gross profit for fiscal 2008 increased 22% or $4,827 compared to fiscal 2007. This increase was due primarily to favorable changes in the sales mix of products as well as fixed overhead costs spread over increased production levels. This increase was partially offset by higher production costs.

Operating Expenses

Second quarter operating expenses for fiscal 2008 increased 33% or $2,076 compared to fiscal 2007. The increase was due primarily to approximately $900 of additional research and development costs related to experimental materials and subcontractor expense as well as approximately $1,000 of higher employee-related costs and changes in the foreign exchange rate.

Year-to-date operating expenses for fiscal 2008 increased 40% or $4,713 compared to fiscal 2007. The increase was due primarily to approximately $1,700 of additional research and development costs related to experimental materials and subcontractor expense as well as approximately $2,300 of higher employee-related costs and changes in the foreign exchange rate.

OTHER

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

                         Second Quarter       Year-to-Date
                       -----------------   -----------------
                         2008      2007      2008      2007
                       -------   -------   -------   -------
Net sales              $42,015   $37,789   $82,722   $74,991

Gross profit           $14,625   $13,507   $29,005   $26,257
Gross profit %            34.8%     35.7%     35.1%     35.0%

Operating expenses     $11,333   $10,531   $23,224   $20,617
Operating expenses %      27.0%     27.8%     28.1%     27.5%

Operating income       $ 3,292   $ 2,976   $ 5,781   $ 5,640
Operating income %         7.8%      7.9%      7.0%      7.5%

Second quarter net sales for fiscal 2008 increased 11% or $4,226 compared to fiscal 2007. The increase was due primarily to approximately $3,000 of changes in the foreign exchange rate as well as approximately $1,900 due to changes in the sales mix of products. This increase was partially offset by $700 related to a one-time selling tax assessment. Year-to-date net sales for fiscal 2008 increased 10% or $7,731 compared to fiscal 2007. This increase was due primarily to approximately $4,900 of changes in the foreign exchange rate, as well as approximately $2,800 related to changes in the sales mix of products, primarily in the Pharmaceutical and Diagnostic Products business.

Second quarter gross profit for fiscal 2008 increased 8% or $1,118 compared to fiscal 2007, due primarily to changes in the foreign exchange rate. Year-to-date gross profit for fiscal 2008 increased 10% or $2,748 compared to fiscal 2007. The increase was due primarily to approximately $1,700 of benefit from foreign exchange rate fluctuations and $1,000 due to changes in the sales mix of products.

Second quarter operating expense for fiscal 2008 increased 8% or $802 compared to fiscal 2007 due mainly to changes in the foreign exchange rate and higher employee-related costs. Year-to-date operating expenses for fiscal 2008 increased 13% or $2,607 compared to fiscal 2007 due primarily to increased promotional activities, changes in the foreign exchange rate and higher employee-related costs.

UNALLOCATED EXPENSES

                      Second Quarter     Year-to-Date
                     ---------------   ---------------
                      2008     2007     2008     2007
                     ------   ------   ------   ------
Operating expenses   $4,754   $3,624   $5,464   $8,121

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the second quarter of fiscal 2008 increased 31% or $1,130 compared to fiscal 2007 due primarily to higher employee wages and benefits.

Year-to-date unallocated expenses decreased 33% or $2,657 compared to fiscal 2007. The decrease in fiscal 2008 was due primarily to a $1,900 favorable settlement of a pre-acquisition legal claim related to Agis recorded in the first quarter of fiscal 2008, along with one-time employee-related expenses of $900 in fiscal 2007 not repeated in fiscal 2008. These decreases were partially offset by higher employee wages and benefits in fiscal 2008.

INTEREST AND OTHER (CONSOLIDATED)

Interest expense for the second quarter was $9,002 for fiscal 2008 and $8,431 for fiscal 2007. Interest income for the second quarter was $5,328 for fiscal 2008 and $5,131 for fiscal 2007. Other income, net was $969 for the second quarter of fiscal 2008 compared to $2,258 for the second quarter of fiscal 2007. The decrease in other income for the second quarter of fiscal 2008 was due primarily to foreign currency transaction losses.

Year-to-date interest expense was $18,846 for fiscal 2008 and $17,771 for fiscal 2007. Year-to-date interest income was $10,517 for fiscal 2008 and $9,885 for fiscal 2007. Year-to-date other income, net was $2,152 and $2,319 for fiscal 2008 and 2007, respectively.

INCOME TAXES (CONSOLIDATED)

The effective tax rate for the second quarter was 25.7% for fiscal 2008 and 16.8% for fiscal 2007. Year-to-date the effective tax rate was 23.0% for fiscal 2008 and 18.4% for fiscal 2007. The effective tax rate for the second quarter of fiscal 2007 included the favorable impact of the newly enacted Tax Relief and Healthcare Act of 2006 (the Act). Among other provisions, the Act provides for the restoration of the research and development tax credit, applied retroactively to January 1, 2006. Accordingly, tax expense in the second quarter of fiscal 2007 was reduced approximately $1,300 to reflect the one-time impact of the retroactive application of the Act. During the first quarter of fiscal 2008, the Company received a favorable tax ruling in Israel. This ruling, which the Company had projected to receive during fiscal 2008, resulted in a one-time benefit of $4,222, or a 4.8 percentage point reduction in the year-to-date effective tax rate.

Foreign source income for the first six months of fiscal 2008 was 45.0% of total income before income taxes, down from 80.0% in the same period of fiscal 2007. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate.

The Company estimates the annualized effective tax rate for fiscal 2008 will be between 21% and 24%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities increased $28,140 to $101,805 at December 29, 2007 from $73,665 at December 30, 2006. Working capital, including cash, increased $68,677 to $434,784 at December 29, 2007 from $366,107 at December 30, 2006. The increase in working capital was due primarily to the increase in cash and cash equivalents and accounts receivable associated with higher sales volume.

Year-to-date net cash provided from operating activities increased by $77,495 to $95,130 for fiscal 2008 compared to $17,635 for fiscal 2007. The increase in cash from operations was related primarily to increased earnings for fiscal 2008 compared to fiscal 2007 and general fluctuations in the timing of the overall procurement-to-pay cycle on accounts payable versus last year.

Year-to-date net cash used for investing activities decreased $16,848 to $6,404 for fiscal 2008 compared to $23,252 for fiscal 2007 due primarily to lower capital expenditures and a net increase in the proceeds on sales of investment securities, partially offset by the funding of the Qualis, Inc. asset acquisition in the first quarter of fiscal 2008.

Year-to-date capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are anticipated to be $40,000 to $50,000 for fiscal 2008.

Year-to-date net cash used for financing activities increased $63,289 to $40,010 for fiscal 2008 compared to cash provided from financing activities of $23,279 for fiscal 2007. The increase in cash used for financing activities was due primarily to increased repurchases of common stock, increased re-payments of short and long-term debt and decreased borrowings of long-term debt, which were slightly offset by increased cash generated from the issuance of common stock.

The Company repurchased 1,061 shares of its common stock for $31,137 and 251 shares for $4,309 during the second quarter of fiscal 2008 and 2007, respectively. Year-to-date, the Company repurchased 1,263 shares of its common stock for $35,417 and 961 shares for $15,547 in fiscal 2008 and 2007, respectively. Private party transactions accounted for 28 shares and 5 shares in the second quarter of fiscal 2008 and 2007, respectively. Year-to-date, private party transactions accounted for 28 shares and 18 shares in fiscal 2008 and 2007, respectively.

The Company paid quarterly dividends totaling $8,898 and $8,116, or $0.095 and $0.0875 per share, for the first half of fiscal 2008 and 2007, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

GUARANTIES AND CONTRACTUAL OBLIGATIONS

The Company's Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture's debt, that is not recorded on the Company's condensed consolidated balance sheets as of December 29, 2007.

During the second quarter of fiscal 2008, no material change in contractual obligations occurred.

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

Rebates are payments issued to the customer when certain criteria are met, which may include specific levels of product purchases, introduction of new products or other objectives. The accrual for rebates is based on contractual agreements and estimated purchasing levels by customers with such programs. Medicaid rebates are payments made to states for pharmaceutical products covered by the program. The accrual for Medicaid rebates is based on historical trends of rebates paid and current period sales activity.

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

Changes in these estimates and assumptions related to customer programs may result in additional accruals. The following table summarizes the activity included in the balance sheet for accounts receivable allowances and customer program accruals:

                               Year-to-Date   Year-to-Date
                                   2008           2007
                               ------------   ------------
CUSTOMER RELATED ACCRUALS
Balance, beginning of period    $  51,656      $  54,456
   Provision recorded             123,433         97,125
   Credits processed             (123,293)      (103,676)
                                ---------      ---------
Balance, end of the period      $  51,796      $  47,905
                                =========      =========

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $8,944 at December 29, 2007, $9,421 at June 30, 2007 and $12,198 at December 30, 2006.

Allowance for Inventory - The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $36,184 at December 29, 2007, $36,210 at June 30, 2007 and $39,098 at December 30, 2006.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The current year testing resulted in no impairment charge related to the Consumer Healthcare segment. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year. The Company's API business is heavily dependent on new products currently under development. Although not anticipated at this time, the termination of certain key product development projects could have a materially adverse impact on the future results of the API segment, which may include a charge for goodwill impairment. Goodwill was $212,934 at December 29, 2007, $196,218 at June 30, 2007 and $188,272 at December 30, 2006.

Other Intangible Assets - Other intangible assets subject to amortization consist of developed product technology / formulation, distribution and license agreements, customer relationships and trademarks. Most of these assets are related to the Agis acquisition and are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $191,430 at December 29, 2007, $159,977 at June 30, 2007 and $137,921 at December 30, 2006.

Product Liability and Workers' Compensation - The Company maintains accruals to provide for claims incurred that are related to product liability and workers' compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, including, but not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $2,573 at December 29, 2007, $2,641 at June 30, 2007 and $2,926 at December 30,
2006. The accrual for workers' compensation claims was $1,467 at December 29, 2007, $1,391 at June 30, 2007 and $1,662 at December 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks (dollars in thousands)

The Company is exposed to market risks due to changes in currency exchange rates and interest rates.

The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance the Agis acquisition and working capital requirements and interest income earned on its investment of cash on hand. As of December 29, 2007, the Company had invested cash, cash equivalents and investment securities of $101,805 and short and long-term debt, net of restricted cash, of $268,553.

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

Item 4. Controls and Procedures

As of December 29, 2007, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 29, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to Legal Proceedings in the current quarter.

Item 1A. Risk Factors (dollars in thousands)

The Company's Annual Report on Form 10-K filed for the fiscal year ended June 30, 2007 includes a detailed discussion of the Company's risk factors. Other than the items noted below, there have been no material changes to the risk factors that were included in the Form 10-K during the first half of fiscal 2008.

Regulatory Environment

The Non-Prescription Drug Advisory Committee ("NDAC") met on October 18-19, 2007 in response to a March 2007 Citizen's Petition that recommended, among other things, the withdrawal of cough and cold products for use in children six years of age and younger. At the NDAC meeting, the panel recommended to the FDA that cough and cold products not be used for children under two years of age. Manufacturers, including Perrigo, withdrew products specifically marketed to infants from the market prior to the NDAC meeting. The impact on the Company of withdrawing these products from the market was immaterial. In addition, the panel recommended clinical studies be conducted on the use of these products for children ages two to under twelve and that certain label changes be made for cough and cold products. The panel was divided on the issue of whether or not cough and cold products should be marketed to children under six years of age. The recommendations by the NDAC are not binding on the FDA.

On January 17, 2008, the FDA issued a Public Health Advisory recommending that cough and cold products not be used for children under two years of age and stating that it strongly supported the actions of many pharmaceutical manufacturers to voluntarily withdraw from the market cough and cold products for use in that age group. Further, the FDA has assembled a working group to review the OTC monograph for cough and cold medicines for children ages two to under twelve. The FDA has indicated that it will make recommendations this spring on the use of these medicines in that age group. The FDA has also indicated that the recommendations could include removing pediatric cough and cold products from the marketplace altogether by issuing a proposed rule recommending OTC cough and cold products for children under twelve not be generally recognized as safe and effective.

It is not known at this time what, if any, further action the FDA or industry will take in response to recommendations of the NDAC. Certain actions by the FDA, such as removing children's cough and cold products from the marketplace, or mandating label and packaging changes, could have an adverse effect on the operating results of the Company.

The Company's fiscal 2007 revenues for cough and cold products marketed solely for use in children ages two to under twelve years old were approximately $12,000.

The FDA held a public meeting on November 14, 2007 to explore the public health benefit of creating a new Behind-The-Counter ("BTC") class of drugs. Drugs placed in this category would be available without a prescription, but only after intervention by a pharmacist. It is not known at this time what, if any, action the FDA will take in response to this issue. Certain actions by the FDA, such as moving certain OTC products to BTC, could have a material adverse effect on the operating results of the Company.

All facilities where Rx and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA "Current Good Manufacturing Practices" (cGMPs). All of the Company's ANDA, NDA and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. Effective June 25, 2008, all facilities where dietary supplements are manufactured, tested, packaged, stored or distributed must comply with the final Good Manufacturing Practice regulations for dietary supplements published in the Federal Register on June 25, 2007. The FDA performs periodic audits to ensure that the Company's facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the products made in that facility, including seizure, injunction or recall.

Dextromethorphan

The Company manufactures several products that contain the active ingredient dextromethorphan which is indicated for cough suppression. Dextromethorphan has come under scrutiny because of its potential to be abused. Some states have introduced legislation that, if passed, could require restricted access to dextromethorphan in finished dosage forms. Such legislation placing age restrictions on the purchase of OTC products containing dextromethorphan was passed at the local level by Suffolk County, New York and by the City of Jerseyville, Illinois. At least one state has passed legislation restricting the bulk sale of dextromethorphan. Similarly, on the federal level, the U.S. House of Representatives passed the Dextromethorphan Distribution Act of 2007, which prohibits the illicit distribution of bulk, unfinished dextromethorphan to any person other than FDA-registered producers of drugs and devices. The legislation is now pending consideration by the U.S. Senate, where a companion bill has been introduced.

In October of 2007, the Dextromethorphan Abuse Reduction Act of 2007 was introduced, which would prevent teens under the age of 18 from purchasing OTC cough medicine containing dextromethorphan in finished dosages and concentrations. Legislation imposing similar age restrictions on purchases of dextromethorphan in finished dosages has also been introduced by at least one state. It is possible that any of the states or the federal government could introduce and pass legislation imposing additional or different restrictions on the sale of dextromethorphan in finished dosage form, including but not limited to, requiring a minimum age to purchase product, limiting the amount a consumer may purchase, requiring a prescription and/or placing the product in a more controlled position of sale behind the pharmacy counter of a retailer. Products containing dextromethorphan generated revenues of approximately $49,000 in the first half of fiscal 2008 and $68,000 in the full 2007 fiscal year. The Company cannot predict whether any of the proposed legislation will be passed or, if it is passed, its impact on future revenues attributable to these products.

Phenylephrine

The NDAC also met on December 14, 2007 to discuss the efficacy and safety of phenylephrine, an active ingredient used in various cough and cold products as a decongestant. The NDAC vote recommended that available data "is supportive" of the effectiveness of phenylephrine at 10 milligrams. In addition, the NDAC recommended additional studies to assess the efficacy and safety of a 25 milligram dose of phenylephrine. The recommendations by the NDAC are not binding on the FDA. It is not known at this time what, if any, further action the FDA or industry will take in response to recommendations of the NDAC. Certain actions by the FDA, such as mandating label and packaging changes, could have an adverse effect on the operating results of the Company.

Healthcare and Legal Reforms

In July 2007, the Centers for Medicare & Medicaid Services (CMS) issued a final rule for the calculation of the Average Manufacturer Price (AMP), which pharmaceutical companies are required to report to the CMS. The CMS intends to now use this calculation to help determine reimbursements to pharmacies that dispense medicines to Medicaid beneficiaries. Prior to this ruling, the CMS used the Average Wholesaler Price (AWP) in the calculation of the reimbursement. Additionally, the CMS has decided to publish manufacturer-specific AMP data. In mid-December 2007, a preliminary injunction was granted, resulting in postponement of the actual implementation of the rule. The next court hearing is expected to be before the end of February 2008. The Company does not know how the new reimbursement model will affect the Company's pharmacy customers and to what extent these customers will seek to pass on any increased Medicaid costs to the Company. It is also unknown how this will impact consumers' access to generic medicines, which could significantly affect the market for these products. The Company does not know how the sharing of manufacturer-specific data may impact competition in the marketplace.

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

The table below lists the Company's repurchases of shares of common stock during its most recently completed quarter:

                                   Total          Average     Total Number of Shares    Value of Shares
                             Number of Shares   Price Paid     Purchased as Part of      Available for
        Fiscal 2008            Purchased (1)     per Share   Publicly Announced Plans       Purchase
--------------------------   ----------------   ----------   ------------------------   ---------------
                                                                                            $52,582
September 30 to November 3          220           $22.35                192                 $48,267
November 4 to December 1            471           $30.24                471                 $34,033
December 2 to December 29           370           $32.35                370                 $22,060
                                  -----                               -----
Total                             1,061                               1,033

(1) Private party transactions accounted for the purchase of 28 shares in the period from September 30 to November 3.

On February 1, 2008, the Board of Directors approved a plan to repurchase additional shares of common stock with a value of up to $150,000. This plan will expire on February 2, 2010.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Shareholders' Meeting held on October 30, 2007, the Company's shareholders voted on the following matter:

1. Election of three directors of the Company:

The tabulation of votes provided by the Inspector of Election was as follows:

       Nominee             For       Withheld
       -------         ----------   ----------
Laurie Brlas           76,349,618    7,420,414
Michael J. Jandernoa   61,606,162   22,163,870
Joseph C. Papa         79,319,621    4,450,411

Item 6. Exhibits

Exhibit Number   Description
--------------   -----------
     3.1         Registrant's Bylaws, as amended as of October 30, 2007,
                 incorporated by reference from Exhibit 3.1 to the Registrant's
                 Current Report on Form 8-K filed on November 2, 2007.

     10.2 Registrant's Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007, incorporated by reference from Exhibit 10.1 to the Registrant's
                 Current Report on Form 8-K filed on October 11, 2007.

     31          Rule 13a-14(a) Certifications.

     32          Section 1350 Certifications.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PERRIGO COMPANY
                                       (Registrant)


Date: February 5, 2008                 By: /s/ Joseph C. Papa
                                           -------------------------------------
                                           Joseph C. Papa
                                           President and Chief Executive Officer


Date: February 5, 2008                 By: /s/ Judy L. Brown
                                           -------------------------------------
                                           Judy L. Brown
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Accounting and Financial
                                           Officer)