Form 10-Q
period 2008-03-29
PERRIGO CO
filed 2008-05-06
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-19725
PERRIGO COMPANY
(Exact name of registrant as specified in its charter)

Michigan	38-2799573

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

515 Eastern Avenue
Allegan, Michigan	49010

(Address of principal	(Zip Code)
executive offices)
(269) 673-8451
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES      ☑ NO
As of April 25, 2008, the registrant had 93,404,123 outstanding shares of common stock.

PERRIGO COMPANY
FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology. Please see Item 1A of the Company’s Form 10-K for the year ended June 30, 2007 and Item 1A of the Company’s subsequent Form 10-Q’s for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements (Unaudited)
PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Net sales	$503,707	$362,288	$1,321,930	$1,073,132
Cost of sales	345,761	262,751	915,903	784,273

Gross profit	157,946	99,537	406,027	288,859

Operating expenses
Distribution	7,987	7,020	22,805	21,559
Research and development	19,160	16,390	51,623	44,339
Selling and administration	67,978	42,863	172,822	136,857

Subtotal	95,125	66,273	247,250	202,755

Write-off of in-process research and development	2,786	8,252	2,786	8,252
Restructuring	348	306	348	948

Total	98,259	74,831	250,384	211,955

Operating income	59,687	24,706	155,643	76,904
Interest, net	3,688	3,650	12,017	11,536
Other (income) expense, net	448	(699)	(637)	(2,919)

Income before income taxes	55,551	21,755	144,263	68,287
Income tax expense	15,584	4,699	35,988	13,261

Net income	$39,967	$17,056	$108,275	$55,026

Earnings per share
Basic	$0.43	$0.19	$1.16	$0.60
Diluted	$0.42	$0.18	$1.14	$0.59

Weighted average shares outstanding
Basic	92,854	91,643	93,127	92,161
Diluted	94,955	93,298	95,115	93,604

Dividends declared per share	$0.050	$0.045	$0.145	$0.133
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 29,	June 30,	March 31,
	2008	2007	2007
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$64,402	$30,305	$34,873
Investment securities	725	49,110	58,220
Accounts receivable	372,526	282,045	246,582
Inventories	356,906	295,114	310,272
Current deferred income taxes	37,716	41,400	39,122
Income taxes refundable	4,684	—	—
Assets held for sale	2,746	2,746	—
Prepaid expenses and other current assets	16,146	18,340	23,833

Total current assets	855,851	719,060	712,902

Property and equipment	708,297	664,096	641,343
Less accumulated depreciation	372,618	333,024	320,672

	335,679	331,072	320,671

Restricted cash	400,000	422,000	422,000
Goodwill	264,913	196,218	189,450
Other intangible assets	231,033	159,977	159,427
Non-current deferred income taxes	51,033	54,908	42,624
Other non-current assets	58,876	41,919	43,487

	$2,197,385	$1,925,154	$1,890,561

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$229,744	$164,318	$158,499
Notes payable	10,169	11,776	3,763
Payroll and related taxes	54,849	46,226	43,590
Accrued customer programs	45,773	48,218	40,494
Accrued liabilities	39,039	47,333	48,135
Accrued income taxes	—	29,460	16,210
Current deferred income taxes	18,864	17,125	13,886
Current portion of long-term debt	17,598	15,381	14,910

Total current liabilities	416,036	379,837	339,487

Non-current liabilities
Long-term debt	697,598	650,762	709,342
Non-current deferred income taxes	112,675	103,775	102,129
Other non-current liabilities	110,512	36,311	34,346

Total non-current liabilities	920,785	790,848	845,817

Shareholders’ equity
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	498,002	519,419	507,025
Accumulated other comprehensive income	95,398	56,676	34,434
Retained earnings	267,164	178,374	163,798

Total shareholders’ equity	860,564	754,469	705,257

	$2,197,385	$1,925,154	$1,890,561

Supplemental Disclosures of Balance Sheet Information
Allowance for doubtful accounts	$9,511	$9,421	$9,933
Allowance for inventory	$36,962	$36,210	$37,390
Working capital	$439,815	$339,223	$373,415
Preferred stock, shares issued	—	—	—
Common stock, shares issued	93,380	93,395	92,510
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Year-to-Date
	2008	2007
Cash Flows (For) From Operating Activities
Net income	$108,275	$55,026
Adjustments to derive cash flows
Write-off of in-process research and development	2,786	8,252
Depreciation and amortization	50,822	41,997
Share-based compensation	6,457	6,530
Deferred income taxes	8,336	12,749

Sub-total	176,676	124,554

Changes in operating assets and liabilities, net of business and asset acquisitions and restructuring
Accounts receivable	(71,497)	(8,616)
Inventories	(37,314)	(4,224)
Income taxes refundable	(4,684)	—
Accounts payable	52,513	(19,254)
Payroll and related taxes	6,958	(10,151)
Accrued customer programs	(2,445)	(9,040)
Accrued liabilities	(14,771)	2,968
Accrued income taxes	12,089	3,008
Other	17,969	(5,084)

Sub-total	(41,182)	(50,393)

Net cash from operating activities	135,494	74,161

Cash Flows (For) From Investing Activities
Purchases of securities	(170,552)	(228,341)
Proceeds from sales of securities	201,436	198,530
Additions to property and equipment	(26,022)	(30,133)
Proceeds from sale of property and equipment	—	2,613
Acquisition of business	(87,130)	—
Acquisition of assets	(12,401)	(59,538)

Net cash for investing activities	(94,669)	(116,869)

Cash (For) From Financing Activities
Repayments of short-term debt, net	(1,607)	(16,293)
Borrowings of long-term debt	140,000	130,000
Repayments of long-term debt	(95,801)	(30,000)
Tax effect of stock transactions	5,008	(30)
Issuance of common stock	26,097	5,347
Repurchases of common stock	(58,979)	(20,919)
Cash dividends	(13,551)	(12,281)

Net cash from financing activities	1,167	55,824

Net increase in cash and cash equivalents	41,992	13,116
Cash and cash equivalents, beginning of period	30,305	19,018
Effect of exchange rate changes on cash	(7,895)	2,739

Cash and cash equivalents, end of period	$64,402	$34,873

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$29,102	$27,973
Interest received	$15,590	$15,119
Income taxes paid	$25,715	$8,500
Income taxes refunded	$6,560	$8,443
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2008
(in thousands, except per share amounts)
Perrigo Company (Company) is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and prescription pharmaceuticals, nutritional products, active pharmaceutical ingredients (API) and consumer products. The Company is the world’s largest manufacturer of OTC pharmaceutical products for the store brand market. The Company’s primary markets and locations of manufacturing and logistics operations are the United States, Israel, Mexico and the United Kingdom (U.K.).
NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Operating results for the three quarters ended March 29, 2008 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.
New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB SFAS 133”, to further improve the financial reporting surrounding derivative instruments and hedging activities. SFAS No. 161 enhances required disclosures for derivative instruments and hedging activities in order for investors to obtain a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS No. 161 to have a material effect on its derivative disclosures upon adoption.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No.

141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after June 28, 2009. The Company expects the most significant effect for the Company to result from the new requirement to capitalize in-process research and development costs, which are currently required to be expensed in accordance with existing accounting requirements and have been material in prior acquisitions.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (v) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. The Company does not expect SFAS No. 160 to have a material effect on its consolidated results of operations or its financial position upon adoption.
In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, “Accounting for Collaborative Arrangements”. EITF 07-1 focuses on defining a collaborative agreement as well as the accounting for transactions between participants in a collaborative agreement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect EITF 07-1 to have a material effect on its consolidated results of operations or its financial position.
The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, Accounting for Income Taxes” (FIN 48) on July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Further information regarding the adoption of FIN 48 is provided in Note J.
In February 2007, the FASB issued SFAS 159, “Establishing the Fair Value Option for Financial Assets and Liabilities”, to give companies the option to measure eligible financial instruments at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. An entity is prohibited from retrospectively applying SFAS 159 unless it chooses early adoption in conjunction with SFAS 157, “Fair

Value Measurements”. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or its financial position.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. For financial assets and liabilities, SFAS 157 is effective for the Company’s fiscal year ending June 27, 2009 beginning in the first quarter. The Company has not yet determined if the adoption of this statement will have a material impact on its results of operations or financial position.
Investment Securities
The Company maintains a portfolio of auction rate securities totaling approximately $18,000 in par value. Auction rate securities are private placement variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Typically, the carrying value of auction rate securities approximates their fair value due to the frequent resetting of the interest rates at auction. Auction rate securities have recently failed to settle at auction resulting in an illiquid market for these types of securities. Although the Company continues to earn interest on these investments at the maximum contractual rate, the estimated fair value of auction rate securities can no longer be determined by the auction process until liquidity is restored to these markets.
At March 29, 2008, the Company continued to record these securities as available-for-sale, at a fair value of approximately $14,600, based on estimates provided by the firm managing these investments, and recorded an unrealized loss of approximately $3,400 in other comprehensive income. The Company also reclassified the securities from current assets to other non-current assets due to the unpredictable nature of the illiquidity of the market for the securities.
As of March 29, 2008, the Company concluded that no other-than-temporary impairment loss has occurred. The Company has the ability and intent to hold these securities for a period of time sufficient to allow for a recovery of market value. In addition, the companies underwriting these securities continue to maintain their AAA counter party credit rating and pay the maximum interest contractually required. Although the Company cannot reasonably predict when liquidity to the auction rate securities market will be restored, the Company will continue to monitor the credit worthiness of the companies underwriting these securities.
NOTE B – BUSINESS ACQUISITION
Galpharm Healthcare, Ltd. – On January 9, 2008, the Company acquired 100% of the outstanding shares of Galpharm Healthcare, Ltd. (Galpharm), a leading supplier of over-the-counter store brand pharmaceutical products sold by supermarkets, drug stores and pharmacies in the U.K., for $87,130. The acquisition of Galpharm expands the Company’s global presence and complements its existing U.K. business. The Company paid approximately $58,100 in cash, including acquisition costs of $1,500, and assumed approximately $29,000 of existing debt, which was repaid immediately. The acquisition was accounted for under the purchase method of accounting. The Galpharm balance sheet is included in the Company’s consolidated balance sheet as of March 29, 2008. The operating results for Galpharm are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from January 9, 2008 to February 29, 2008. Prior to the acquisition, Galpharm’s fiscal year began April 1 and ended March 31. After the acquisition, for purposes of consolidation, Galpharm’s fiscal year begins June 1 and ends May 31, the same period followed for the Company’s existing U.K. business.
The purchase price through March 29, 2008 was $87,130 and is preliminarily allocated as follows:

Inventory	$16,179
Accounts receivable	10,101
Other current assets	485
Property and equipment	1,189
Intangible assets	44,105
Goodwill	42,314

Total assets acquired	114,373

Accounts payable	6,257
Other current liabilities	7,632
Deferred tax liability	13,354

Total liabilities assumed	27,243

Total purchase price	$87,130

The excess of the purchase price over the fair value of net assets acquired, amounting to $42,314, was recorded as goodwill in the consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.
The purchase agreement entered into allows for settlement of working capital accounts to determine a final purchase price. As of March 29, 2008, the Company submitted a request for settlement of working capital accounts. Ultimate resolution of the request may not be determined before July 2008. Any amounts the Company receives as a result of the final determination of its claim will serve as a reduction to the purchase price and a corresponding reduction of goodwill.
Intangible assets acquired in the acquisition were valued as follows:

Trade names and trademarks	$4,695
Developed product technology and product rights	15,456
License and distribution agreements	1,604
Customer relationships	19,564
In-process research and development	2,786

Total intangible assets acquired	$44,105

Management assigned fair value to the identifiable intangible assets through a combination of the relief from royalty method and estimating discounted forecasted cash flows. Trade names and trademarks were determined to have indefinite useful lives. Accordingly, no amortization is recorded for these intangible assets. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and adjusts them as necessary. The average estimated useful life of the developed product technology and product rights is 10 years. License and distribution agreements are also estimated at 10 years. Both categories are being amortized on a straight line basis. Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the life of the relationships. The amount allocated to in-process research and development was charged to operations as of the acquisition date. The valuation of in-process research and development related to ongoing projects were assigned fair values using a relief from royalty method on forecasted revenues directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a required rate of return of 14% and commencement of net cash inflows that varied between one and three years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and, therefore, was required to be expensed as of the acquisition date. The Company estimates that the amount it will incur in additional costs related to the efforts necessary to develop the acquired, incomplete technology into commercially viable products will be immaterial.
A step-up in the value of inventory of $5,756 was recorded in the allocation of the purchase price based on valuation estimates. Based on the level of inventory sold, $2,878 of the step-up in value was charged to cost of sales in the third quarter of fiscal 2008. The remaining portion of the step-up in inventory value is expected to be charged to cost of sales during the fourth quarter of fiscal 2008 as the inventory is sold.
In connection with the acquisition, the Company accrued $760 for restructuring costs all related to employee termination benefits for three employees. As of March 29, 2008, a balance of $78 remained in this restructuring accrual and is expected to be paid over the next six months. For accounting purposes, these restructuring costs were included in the allocation of the total purchase price in other current liabilities.
Glades Pharmaceuticals, LLC – On March 26, 2007, the Company acquired certain generic prescription dermatological products from Glades Pharmaceuticals, LLC (Glades) for approximately $57,000 in cash plus $2,500 of consideration for future research and development collaborations. The operating results related to these products were included in the Rx Pharmaceuticals segment of the Company’s consolidated results of operations beginning in the fourth quarter of fiscal 2007.
The total allocated purchase price for accounting purposes through June 30, 2007 was $37,538. In addition, the Company placed $22,000 in an escrow account pending the resolution of a contingency with respect to a single product. In the first quarter of fiscal 2008, this contingency had been satisfactorily resolved and the escrow funds were released to the seller, increasing the purchase price by $22,000. As of the first quarter of fiscal 2008, the new total purchase price for accounting purposes was $59,538, allocated as follows:

Intangible assets – developed product technology	$45,617
Intangible assets – in-process research and development	8,252
Inventory	5,669

Total assets acquired	$59,538

Management assigned fair value to the identifiable intangible assets by estimating the discounted forecasted cash flows of the products acquired. The average estimated useful life of the developed product technology is 12 years and is being amortized on a straight-line basis. The amount allocated to in-process research and development was charged to operations in the third quarter of fiscal 2007. The valuation of in-process research and development related to projects that were assigned fair values by discounting forecasted cash flows directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a discount rate of 11% and commencement of net cash inflows that varied between one and three years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and, therefore, was required to be expensed as of the acquisition date. At the time of the acquisition, the Company estimated that it would incur additional costs related to efforts necessary to develop the acquired, incomplete technology into commercially viable products that could be as much as or more than $500. If the Company is unable to develop commercially viable products or obtain approval from the United States Food and Drug Administration (FDA) as required, the Company’s future revenues and net income will be adversely impacted.
A step-up in the value of inventory of $4,573 was recorded in the allocation of the purchase price based on valuation estimates. The total amount allocated to inventory of $5,669, which included the step-up amount, was charged to cost of sales as the inventory was sold during the remaining three months of fiscal 2007.
NOTE C – EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Numerator:
Net income used for both basic and diluted EPS	$39,967	$17,056	$108,275	$55,026

Denominator:
Weighted average shares outstanding for basic EPS	92,854	91,643	93,127	92,161
Dilutive effect of share-based awards	2,101	1,655	1,988	1,443

Weighted average shares outstanding for diluted EPS	94,955	93,298	95,115	93,604

There were no share-based awards outstanding that were anti-dilutive for the third quarter of fiscal 2008 or year-to-date fiscal 2008. For the third quarter of fiscal 2007 and year-to-date fiscal 2007, share-based awards outstanding that were anti-dilutive were 2,679 and 2,762, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE D – INVENTORIES
Inventories are summarized as follows:

	March 29,	June 30,	March 31,
	2008	2007	2007
Finished goods	$169,616	$135,974	$150,187
Work in process	94,222	77,241	75,499
Raw materials	93,068	81,899	84,586

	$356,906	$295,114	$310,272

The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated market value. The inventory balances stated above are net of an inventory allowance of $36,962 at March 29, 2008, $36,210 at June 30, 2007 and $37,390 at March 31, 2007. As of March 29, 2008, the inventory allowance as a percentage of inventory has decreased due to a reduction of at risk inventory levels, which were positively affected by an increased focus on product expiration dating.
NOTE E – GOODWILL
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
In the third quarter of fiscal 2008, there was an addition to goodwill in the Consumer Healthcare segment related to the Galpharm acquisition. This addition will be included in the next annual impairment test in the second quarter of fiscal 2009. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer	Rx Pharma-
	Healthcare	ceuticals	API	Total
Balance as of June 30, 2007	$47,048	$72,426	$76,744	$196,218
Addition – Galpharm acquisition	42,314	—	—	42,314
Goodwill adjustment	—	5,039	3,677	8,716
Currency translation adjustment	733	8,107	8,825	17,665

Balance as of March 29, 2008	$90,095	$85,572	$89,246	$264,913

As further discussed in Note J, upon adoption of FIN 48 on July 1, 2007, the Company recorded a $6,108 adjustment to goodwill for the Rx Pharmaceuticals and API segments. A second quarter FIN 48 adjustment of $567 was made to the API segment. A third quarter FIN 48 adjustment of $1,707 was made to the Rx Pharmaceuticals segment. Because these adjustments reflect additional unrecognized tax benefits related to pre-acquisition tax uncertainties associated with the acquisition of Agis Industries (1983) Ltd. (Agis), they were recorded as additional goodwill, rather than as a charge to retained earnings for the first quarter, when FIN 48 was adopted, or earnings in the second and third quarter in accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (EITF 93-7).

In addition, during the second quarter of fiscal 2008, the Company recorded a second adjustment to goodwill for the API segment of $334. This adjustment was to record a deferred tax liability for income taxes related to pre-acquisition earnings. In accordance with EITF 93-7, the Company treated this item as an uncertain tax position at the time of the acquisition.
NOTE F – INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consisted of the following:

	March 29, 2008		June 30, 2007
		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization
Developed product technology / formulation and product rights	$219,405	$35,098	$154,923	$21,490
Distribution and license agreements	22,441	9,026	24,790	7,593
Customer relationships	24,765	4,540	4,900	4,018
Trade names and trademarks	15,581	2,495	10,235	1,770

Total	$282,192	$51,159	$194,848	$34,871

Intangible assets in the third quarter of fiscal 2008 included an increase of $41,319 due to the Galpharm acquisition — see Note B. As of March 29, 2008, intangible assets also included additions made during the first quarter of fiscal 2008 that were attributable to the acquisitions of Qualis, Inc. and Glades.
The Company recorded a charge for amortization expense of $17,876 and $9,783 for year-to-date fiscal 2008 and 2007, respectively, for intangible assets subject to amortization. The third quarter of fiscal 2008 contains a charge to operations for $3,513 due to the acceleration of amortization expense related to the early termination of a license agreement — see Note L.
Estimated future amortization expense increased in the current quarter due to the intangible assets acquired in the Galpharm acquisition. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2008 (1)	$5,400
2009	21,400
2010	19,900
2011	18,500
2012	18,500

(1)	Reflects remaining three months of fiscal 2008.

NOTE G – OUTSTANDING DEBT
Total borrowings outstanding are summarized as follows:

	March 29,	June 30,	March 31,
	2008	2007	2007
Short-term debt:
Swingline loan	$10,169	$11,776	$3,763
Current portion of long-term debt	17,598	15,381	14,910

Total	27,767	27,157	18,673

Long-term debt:
Revolving line of credit	180,000	120,000	180,000
Term loan	100,000	100,000	100,000
Letter of undertaking – Israel subsidiary	400,000	400,000	400,000
Debenture – Israel subsidiary	17,598	30,762	29,342

Total	697,598	650,762	709,342

Total debt	$725,365	$677,919	$728,015

The terms of the loan related to the letter of undertaking indicated above require that the Company maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is classified as restricted cash in the balance sheet as a non-current asset.
Subsequent to the end of its fiscal 2008 third quarter, the Company entered into a Term Loan Agreement (Agreement) dated as of April 22, 2008 to provide for additional term loan borrowings. Under the terms of the Agreement, the initial term loan commitment is $125,000, subject to increase as specified in the Agreement. The applicable interest rate is determined based on the type of loan, using the 3-month London Interbank Offered Rates (LIBOR) plus 100 basis points. The obligations under the Agreement are guarantied by certain subsidiaries of the Company and are secured by a pledge of 65% of the stock of certain foreign subsidiaries. The maturity date of the new term loans is April 22, 2013. The Company intends to use the proceeds of the term loans for general corporate purposes and to enhance liquidity.
NOTE H – SHAREHOLDERS’ EQUITY
The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The Company repurchased 707 shares of its common stock for $23,562 and 317 shares of its common stock for $5,372 during the third quarter of fiscal 2008 and 2007, respectively. Year-to-date, the Company repurchased 1,970 shares of its common stock for $58,979 and 1,279 shares of its common stock for $20,919 in fiscal 2008 and 2007, respectively. Year-to-date, private party transactions accounted for 33 shares and 19 shares in fiscal 2008 and 2007, respectively.
NOTE I — COMPREHENSIVE INCOME
Comprehensive income is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Net income	$39,967	$17,056	$108,275	$55,026

Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	(2,257)	(422)	(5,500)	(2,130)
Foreign currency translation adjustments	22,830	3,022	50,100	33,470
Change in fair value of investment securities, net of tax	(4,529)	378	(5,528)	(499)
Pension and post-retirement liability adjustments, net of tax	(116)	—	(349)	—

Comprehensive income	$55,895	$20,034	$146,998	$85,867

NOTE J – INCOME TAXES
Upon adoption of FIN 48 on July 1, 2007, the Company’s total unrecognized tax benefits amounted to $43,833, all of which was included in other non-current liabilities. A portion of this liability, $5,934, was accounted for as a reduction to the July 1, 2007 balance of retained earnings and $6,108 was accounted for as an increase to goodwill, as further discussed in Note E. The remaining $31,791 was reclassified from current accrued income taxes to other non-current liabilities. During the first nine months of fiscal year 2008, the liability for uncertain tax positions increased by $17,793 (including currency impacts) related to current year activity, of which $2,274 was accounted for as an increase to goodwill, as further discussed in Note E, bringing the Company’s total unrecognized tax benefits to $61,626 as of March 29, 2008.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Total interest and penalties included in non-current liabilities at July 1, 2007 amounted to $9,216 (net of tax benefit). During the first nine months of fiscal year 2008, the liability for interest and penalties increased $6,609 (net of tax and including currency impacts).
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
The Company anticipates that the total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statutes of limitations in the next 12 months. However, given the status of examinations, the Company cannot reliably estimate the range of a potential change at this time.
NOTE K – COMMITMENTS AND CONTINGENCIES
The Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and future results of operations. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, the Company’s future results of operations or cash flow could be materially impacted in a particular period.
The Company’s Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt, that is not recorded on the Company’s condensed consolidated balance sheet as of March 29, 2008.
NOTE L — SEGMENT INFORMATION
The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. The year-to-date 2008 unallocated expenses included a $1,900 reduction in administrative costs due to the favorable settlement of a pre-acquisition legal claim related to Agis in the first quarter, as well as a one-time write-off of in-process research and development of $2,786 related to the assets acquired from Galpharm in the third quarter. Also in the third quarter of fiscal 2008, the Company’s Israeli subsidiary and a customer agreed to terminate a license agreement. The terms of the agreement included a one-time cash payment of $8,500 from the customer in lieu of expected future minimum royalty payments. The Company recognized the full $8,500 in net sales for the Rx Pharmaceuticals segment in the third quarter of fiscal 2008. In addition, as part of the Agis acquisition in March 2005, the Company had recorded an intangible asset related to the license agreement. In the third quarter of fiscal 2008, the Company wrote off the remaining net book value of $3,513, all of which was recognized as an acceleration of amortization expense. Year-to-date and third quarter fiscal 2007 included a one-time write-off of in-process research and development of $8,252 related to the assets acquired from Glades.

		Rx
	Consumer	Pharma-			Unallocated
	Healthcare	ceuticals	API	Other	expenses	Total
Third Quarter 2008
Net sales	$373,031	$49,231	$37,818	$43,627	—	$503,707
Operating income	$51,693	$11,349	$6,024	$868	$(10,247)	$59,687
Amortization of intangibles	$1,261	$6,575	$509	$265	—	$8,610

Third Quarter 2007
Net sales	$262,277	$34,025	$30,095	$35,891	—	$362,288
Operating income	$21,905	$7,615	$4,238	$1,550	$(10,602)	$24,706
Amortization of intangibles	$828	$1,775	$443	$313	—	$3,359

Year-to-Date 2008
Net sales	$961,495	$122,846	$111,240	$126,349	—	$1,321,930
Operating income	$120,549	$27,160	$16,723	$6,922	$(15,711)	$155,643
Amortization of intangibles	$2,971	$12,628	$1,444	$833	—	$17,876

Year-to-Date 2007
Net sales	$780,033	$93,710	$88,507	$110,882	—	$1,073,132
Operating income	$56,770	$17,047	$14,851	$6,959	$(18,723)	$76,904
Amortization of intangibles	$2,395	$5,288	$1,306	$794	—	$9,783
NOTE M – RESTRUCTURING
In the third quarter of 2008, due to an evaluation of its current capacity utilization of its U.S. distribution facilities, as well as freight consolidation opportunities based on its customers’ geographical locations, the Company made the decision to close its West Coast distribution center. In connection with this close, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge in the Company’s Consumer Healthcare segment of $151 in the third quarter of fiscal 2008 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company recorded a charge of $197 related to employee termination benefits for six employees in the third quarter of fiscal 2008, which are expected to be paid over the following nine months. The Company also expects to incur charges of approximately $250 related to facility closing costs in the fourth quarter of fiscal 2008. The charges for asset impairment and employee termination benefits are included in the restructuring line of the consolidated statement of income for fiscal 2008.
In the fourth quarter of fiscal 2006, as a result of an ongoing review of its Consumer Healthcare operating strategies, the Company’s Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives. This action resulted in the sale of one Michigan plant and the closure of an additional Michigan plant, both in the second quarter of fiscal 2007. The Company recorded a gain of $1,276 in the second quarter of fiscal 2007 based on the cash proceeds from the sale of the plant. The gain is included in the restructuring line of the consolidated statement of income. The Company also recorded a $1,500 note receivable from the buyer of the plant. This amount, reflecting further gain on the sale of the plant, was deferred and is being recognized as the note is repaid over the next four years. As of March 29, 2008, the net book value of the assets associated with the second plant is included in the assets held for sale line item on the Company’s consolidated balance sheet. In addition, the Company incurred a charge of $2,224 in fiscal 2007 for employee-related and plant shutdown costs. The employee-related charge was $1,151 for termination benefits for 72 employees, all of which was paid by the end of fiscal 2007.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER FISCAL YEARS 2008 AND 2007
(in thousands, except per share amounts)
OVERVIEW
Segments – The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. Certain segment information for prior periods has been reclassified to conform to the current year presentation. The amounts reclassified had no effect on retained earnings or net income on either a consolidated or reportable segment basis. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products worldwide. The Rx Pharmaceuticals segment supports the development and sale of prescription drug products. The API segment supports the development and manufacturing of API products in Israel and Germany, with sales to customers worldwide. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments.
Seasonality – The Company’s sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first three quarters of fiscal 2008 are not necessarily indicative of the results that may be expected for a full year.
Current Year Results – Net sales for the third quarter of fiscal 2008 were $503,707, an increase of 39% over fiscal 2007. The increase spanned all the Company’s segments, driven primarily by the Consumer Healthcare segment. Consolidated new product sales for the third quarter of fiscal 2008 were approximately $110,000, driven by the launches of omeprazole and cetirizine in the Consumer Healthcare segment, as discussed below. Gross profit was $157,946, an increase of 59% over fiscal 2007, driven primarily by margin associated with new product sales in the Consumer Healthcare segment. The gross profit percentage in the third quarter of fiscal 2008 was 31.4%, up from 27.5% in last year’s third quarter. Operating expenses in the third quarter of fiscal 2008 were $98,259, an increase of 31% over fiscal 2007. However, operating expenses as a percent of net sales were 19.5%, down from 20.7% in the third quarter of fiscal 2007. Net income was $39,967, an increase of 134% from fiscal 2007, driven primarily by the increases in operating income from the Consumer Healthcare segment, slightly offset by a higher effective tax rate in fiscal 2008 compared to fiscal 2007. In addition, the third quarter of fiscal 2007 was negatively impacted by the $8,252 in-process research and development charge related to the acquisition of Glades Pharmaceuticals, LLC (Glades), which was larger than the $2,786 in-process research and development charge related to the acquisition of Galpharm Healthcare, Ltd. (Galpharm) in the third quarter of fiscal 2008.
Year-to-date net sales for fiscal 2008 were $1,321,930, an increase of 23% over fiscal 2007. The increase spanned all of the Company’s segments and included new product sales of approximately $134,000, driven by the launches of omeprazole and cetirizine in the Consumer Healthcare segment, as discussed below. Gross profit of $406,027 was an increase of 41% over fiscal 2007 and spanned all of the Company’s segments. The increase was driven primarily by margin associated with new product sales in the Consumer Healthcare segment, as well as the absence of the negative impact related to the fiscal 2007 acetaminophen product recall. The year-to-date gross profit percentage in fiscal 2008 was 30.7%, up from 26.9% last year. Operating expenses were $250,384, an increase of 18% over fiscal 2007 and down slightly as a percent of net sales over fiscal 2007. Net income was $108,275, an increase of 97% from fiscal 2007, driven primarily by the increases in operating income from the Consumer Healthcare segment, slightly offset by a higher effective tax rate in fiscal 2008 compared to fiscal 2007. In addition, fiscal 2007 was negatively impacted by the $8,252 in-process research and development charge related to the Glades acquisition, which was larger than the $2,786 in-process research and development charge related to the Galpharm acquisition in fiscal 2008.
Further details related to current year results are included below under Results of Operations.
Acquisition — On January 9, 2008, the Company announced that it acquired 100% of the outstanding shares of privately held Galpharm for $87,130. The Company paid approximately $58,100 in cash, including acquisition costs of $1,500, and assumed approximately $29,000 of existing debt, which was repaid immediately. Galpharm is a leading supplier of over-the-counter store brand pharmaceutical products sold by supermarkets, drug stores and pharmacies in the U.K. The acquisition of Galpharm expands the Company’s global presence and complements its existing U.K. business. Galpharm’s results of operations are recorded in the Company’s Consumer Healthcare reporting segment. As of the acquisition date, the Company recorded a $2,786 charge to unallocated expenses for in-process research and development. During the third quarter of fiscal 2008, the Company recorded a $2,878 charge to cost of sales associated with step-up in the value of inventory acquired and sold during the quarter.
Other Factors Impacting Earnings
Sales of new products had a material positive impact on the Company’s operating results in the third quarter of fiscal 2008. In December 2007, the Company announced that the FDA granted final approval to Dexcel Pharma Technologies, Ltd. (Dexcel) for 20 mg omeprazole delayed-release tablets. Omeprazole is indicated for the treatment of frequent heartburn. Through a partnership with Dexcel, the Company is the exclusive marketer and distributor of this product for the store brand OTC market in the United States. The Company began shipping its product during the third quarter of fiscal 2008. On an annual basis, sales are anticipated to be in the range of $150,000 to $200,000. In addition, during the third quarter of fiscal 2008, the Company launched its OTC cetirizine hydrochloride 10 mg tablets. Cetirizine is indicated for relief of allergy symptoms and nasal congestion. Omeprazole and cetirizine are expected to be important contributors to the Company’s operating results in the fourth quarter of fiscal 2008 and throughout fiscal 2009.
Early in the third quarter of fiscal 2008, the Company’s Israeli subsidiary and a customer agreed to terminate a license agreement. The termination agreement states that the Company’s Israeli subsidiary is to receive from the customer $8,500 in lieu of expected future minimum royalty payments. This amount was paid in full and recognized in net sales for the Rx Pharmaceuticals segment in the third quarter of fiscal 2008. In addition, as part of the Agis Industries (1983) Ltd. (Agis) acquisition in March 2005, the Company recorded an intangible asset related to this license agreement. In conjunction with the termination of the agreement, the Company wrote off the remaining net book value of $3,513 in the third quarter of fiscal 2008.
On March 26, 2007, the Company acquired certain generic prescription dermatological products from Glades. In connection with this acquisition, the Company recorded a charge of $8,252 for in-process research and development in the third quarter of fiscal 2007.

Event Impacting Future Results
In December 2007, the Company’s U.K. subsidiary was notified by a customer of the expected loss of future contract manufacturing business beginning in the first quarter of fiscal 2009. The projected loss of approximately $20,000 in annual sales is expected to have an adverse impact on the Company’s ongoing operating results beginning in the first quarter of fiscal 2009.
RESULTS OF OPERATIONS
Consumer Healthcare

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Net sales	$373,031	$262,277	$961,495	$780,033

Gross profit	$107,819	$59,560	$266,728	$175,452
Gross profit %	28.9%	22.7%	27.7%	22.5%

Operating expenses	$56,126	$37,655	$146,179	$118,682
Operating expenses %	15.0%	14.4%	15.2%	15.2%

Operating income	$51,693	$21,905	$120,549	$56,770
Operating income %	13.9%	8.4%	12.5%	7.3%
Net Sales
Third quarter net sales for fiscal 2008 increased 42% or $110,754 compared to fiscal 2007. The increase was comprised of $100,600 of domestic sales and $10,100 of international sales. The domestic increase was driven by $91,800 of new product sales in the cough/cold, smoking cessation, gastrointestinal and nutrition categories, which include both omeprazole and cetirizine discussed in the Overview section above. The increase was also driven by a $24,400 increase in higher unit sales of existing products in the analgesics, smoking cessation and cough/cold categories compared to the third quarter of fiscal 2007. Existing product growth was driven by the discontinuance of a key competitor in the OTC market toward the end of the third quarter of fiscal 2007. The domestic increase was partly offset by a decrease in unit sales of existing products of $5,600 in nutritional product categories and $9,400 in other secondary product categories. The increase in international sales was driven primarily by Galpharm sales of $8,000 and new product sales of $5,000, as well as $500 from favorable foreign currency exchange. These increases were partially offset by lower unit sales of existing products.
Year-to-date net sales for fiscal 2008 increased 23% or $181,462 compared to fiscal 2007. The increase was comprised of $157,500 of domestic sales and $24,000 of international sales. The domestic increase resulted from $105,000 of new product sales in the cough/cold, smoking cessation, gastrointestinal and nutrition categories, which include both omeprazole and cetirizine discussed in the Overview section above. The increase was also driven by an $89,800 increase from higher unit sales of existing products in the analgesics, smoking cessation and cough/cold categories. Existing product growth was driven by the discontinuance of a key competitor in the OTC market toward the end of the third quarter of fiscal 2007. These combined domestic increases were partially offset by a $22,100 sales decline in the nutrition, feminine hygiene and other secondary product categories and $15,200 related to the Company’s strategic exit of both fiber laxative and effervescent cough/cold product lines in the second quarter of fiscal 2007. The increase in international sales resulted from new product sales of $11,500 and Galpharm sales of $8,000, as well as $5,600 from favorable foreign currency exchange, slightly offset by lower unit sales of existing products.
Gross Profit
Third quarter gross profit for fiscal 2008 increased 81% or $48,259 compared to fiscal 2007. The increase resulted from higher gross margins attributable to new product sales, a favorable mix of existing products sold domestically and production efficiencies driven by higher volumes. These increases were slightly offset by a $2,878 charge to cost of sales related to the step-up in value of inventory acquired in the Galpharm acquisition. The gross profit percentage increased 620 basis points compared to the third quarter of fiscal 2007. This increase was driven primarily by new product sales that recognized a higher gross margin than the existing product portfolio in the Consumer Healthcare segment, along with the positive impact from production efficiencies.
Year-to-date gross profit for fiscal 2008 increased 52% or $91,276 compared to fiscal 2007. The increase resulted from higher gross margins attributable to new products, higher volume on existing products and an overall improvement in operational efficiencies in the production plants. These increases were slightly offset by a $2,878 charge to cost of sales related to the step-up in value of inventory acquired in the Galpharm acquisition. In addition, fiscal 2007 included costs related to the product recall described below. The gross profit percentage increased 520 basis points compared to fiscal 2007. This increase was driven primarily by new product sales that recognized a higher gross margin than the existing product portfolio in the Consumer Healthcare segment, as well as the positive impact from production efficiencies and the negative impact of the fiscal 2007 product recall.
On November 9, 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500 mg caplets containing raw material purchased from a third-party supplier. The total cost of the recall was approximately $6,500, all of which was recorded in the first three quarters of fiscal 2007. The charge included sales returns and refunds, handling of on-hand inventories, disposal of inventory and management of consumer inquiries. There were no additional charges recorded for this recall during fiscal 2008 as it has been essentially completed.
Operating Expenses
Third quarter operating expenses for fiscal 2008 increased 49% or $18,471 compared to fiscal 2007. The increase was related primarily to increases in administrative expenses of $12,700 and selling expenses of $5,800. The increases in these expenses were driven primarily by higher promotional/marketing costs related to the launches of new products, higher variable wages and benefits, an increase in accounts receivable reserve provisions associated with increased sales, and the addition of Galpharm operating expenses during the current quarter.
Year-to-date operating expenses for fiscal 2008 increased 23% or $27,497 compared to fiscal 2007. The increases were due primarily to increases in administrative expenses of approximately $16,400, selling expenses of approximately $8,300 and research and development costs of approximately $3,100. The increase in administrative expenses was due primarily to higher variable wages and benefits, an increase in accounts receivable reserve provisions associated with increased sales, the addition of Galpharm operating expenses during the third quarter of fiscal 2008, and the absence of a one-time favorable insurance settlement of $1,200 recorded in the second quarter of fiscal 2007. The increase in selling expenses was driven primarily by higher promotional/marketing costs, most of which occurred in the third quarter, and higher commissions. The research and development increase was due to the timing of clinical studies. As a percentage of sales, fiscal 2008 operating expenses have remained flat compared to fiscal 2007.
Rx Pharmaceuticals

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Net sales	$49,231	$34,025	$122,846	$93,710

Gross profit	$21,790	$16,298	$54,653	$41,431
Gross profit %	44.3%	47.9%	44.5%	44.2%

Operating expenses	$10,441	$8,683	$27,493	$24,384
Operating expenses %	21.2%	25.5%	22.4%	26.0%

Operating income	$11,349	$7,615	$27,160	$17,047
Operating income %	23.1%	22.4%	22.1%	18.2%
Net Sales
Third quarter net sales for fiscal 2008 increased 45% or $15,206 compared to fiscal 2007. New product sales contributed approximately $9,400 of this increase, along with the receipt of a one-time cash payment of $8,500 from a customer in lieu of expected future minimum royalty payments, as agreed upon in a license termination agreement. Additionally, sales of products acquired from Glades contributed approximately $5,000 of sales increase in the quarter. These increases were partially offset by pricing pressure due to continued competition in the marketplace for generic drugs, as well as a decrease in non-product revenue of approximately $3,000. The Company has a developmental collaboration agreement, a portion of which is coming to term. Future non-product revenues related to this portion of the agreement are expected to continue to decline in the fourth quarter of fiscal 2008 and beyond.
Year-to-date net sales for fiscal 2008 increased 31% or $29,136 compared to fiscal 2007. This increase was due primarily to sales of approximately $18,500 attributable to products acquired from Glades, new product sales of approximately $11,100, as well as the receipt of a one-time cash payment of $8,500 from a customer in lieu of expected future minimum royalty payments, as agreed upon in a license termination agreement. This increase also resulted from increased sales volume of the Company’s existing portfolio of products of approximately $5,000 and the absence of a $5,000 charge for customer-related programs taken in the first half of fiscal 2007, as described below. These increases were partially offset by pricing pressure due to increased competition on existing products, as well as a decrease in non-product revenue of approximately $4,000. The Company has a developmental collaboration agreement, a portion of which is coming to term. Future non-product revenues related to this portion of the agreement are expected to continue to decline in the fourth quarter of fiscal 2008 and beyond.
Fiscal 2007 results included a reduction in sales related to the Company’s customer programs in the Rx Pharmaceuticals segment as noted above. Customer programs are common in the industry and include such items as rebates and chargebacks. The determination of the liability for these programs involves a significant amount of estimation. The Company has a methodology by which it accrues and validates its accrual of these expenses. This methodology includes several variables: inventory reports supplied by wholesalers that indicate inventory levels, detailed computations using historical payments and estimated sell-through to retailers with varying contract prices. The Company evaluated its methodology and made material changes to certain of these estimates in the first half of fiscal 2007 that led to the $5,000 charge. The changes to the estimates were intended to further enhance the accuracy and reliability of the calculation of the liability and to reduce the risk of incremental charges for customer programs beyond the first and second quarter fiscal 2007 charges. There have been no material adjustments for customer program liabilities subsequent to the second quarter of fiscal 2007.
Gross Profit
Third quarter gross profit for fiscal 2008 increased 34% or $5,492 compared to fiscal 2007, due primarily to recognizing higher gross margins attributable to new products and products acquired from Glades. This increase also resulted from recognizing a net $5,000 related to a license termination agreement. These increases were partially offset by pricing pressure on existing products, as well as a decrease in non-product revenue of approximately $3,000. The Company has a developmental collaboration agreement, a portion of which is coming to term. Future non-product revenues related to this portion of the agreement are expected to continue to decline in the fourth quarter of fiscal 2008 and beyond.
Year-to-date gross profit for fiscal 2008 increased 32% or $13,222 compared to fiscal 2007. This increase was due primarily to recognizing strong gross margins on new products and products acquired from Glades. This increase was also driven by increased sales volume of the Company’s existing portfolio of products, recognizing a net $5,000 related to a license termination agreement, as well as lower inventory-related costs. These increases were partially offset by pricing pressure on existing products and a decrease in non-product revenue of approximately $4,000. The Company has a developmental collaboration agreement, a portion of which is coming to term. Future non-product revenues related to this portion of the agreement are expected to continue to decline in the fourth quarter of fiscal 2008 and beyond.
Operating Expenses
Third quarter operating expenses for fiscal 2008 increased 20% or $1,758 compared to fiscal 2007, due to an increase in research and development costs related to clinical trials. Year-to-date operating expenses for fiscal 2008 increased 13% or $3,109 compared to fiscal 2007, due primarily to higher research and development costs related to clinical trials, as well as employee-related costs.

API

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Net sales	$37,818	$30,095	$111,240	$88,507

Gross profit	$14,618	$11,357	$41,762	$33,651
Gross profit %	38.7%	37.7%	37.5%	38.0%

Operating expenses	$8,594	$7,119	$25,039	$18,800
Operating expenses %	22.7%	23.7%	22.5%	21.2%

Operating income	$6,024	$4,238	$16,723	$14,851
Operating income %	15.9%	14.1%	15.0%	16.8%
Net Sales
Third quarter net sales for fiscal 2008 increased 26% or $7,723 compared to fiscal 2007. This increase was due primarily to new product sales of $3,400, increased sales volume of existing products of $1,300 and a one-time $4,900 accrual reversal related to a long standing customer contract negotiation. These increases were partially offset by a decline of $1,700 in sales of a key product.
Year-to-date net sales for fiscal 2008 increased 26% or $22,733 compared to fiscal 2007. This increase was driven primarily by increased sales volume of existing products of $18,300, new product sales of $6,800 and a one-time $4,900 accrual reversal related to a long standing customer contract negotiation. These increases were partially offset by a decline of approximately $7,100 in sales of a key product. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter over quarter basis. The current trend of increased sales may not continue due to these dynamics.
Gross Profit
Third quarter gross profit for fiscal 2008 increased 29% or $3,261 compared to fiscal 2007, due primarily to a one-time accrual reversal related to a long standing customer contract negotiation. This increase was partially offset by higher production costs.
Year-to-date gross profit for fiscal 2008 increased 24% or $8,111 compared to fiscal 2007. This increase was due primarily to a one-time accrual reversal related to a long standing customer contract negotiation, favorable changes in the sales mix of products and fixed overhead costs being spread over increased production levels. This increase was partially offset by higher production costs.
Operating Expenses
Third quarter operating expenses for fiscal 2008 increased 21% or $1,475 compared to fiscal 2007, due primarily to approximately $1,000 of higher employee-related costs and changes in the foreign exchange rate, as well as approximately $400 of additional research and developmental costs.

Year-to-date operating expenses for fiscal 2008 increased 33% or $6,239 compared to fiscal 2007. The increase was due primarily to higher employee-related costs and changes in the foreign exchange rate of approximately $3,300, as well as increased spending of approximately $2,100 for research and development.
Other
The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Net sales	$43,627	$35,891	$126,349	$110,882

Gross profit	$13,719	$12,322	$42,883	$38,325
Gross profit %	31.4%	34.3%	33.9%	34.6%

Operating expenses	$12,851	$10,772	$35,961	$31,366
Operating expenses %	29.5%	30.0%	28.5%	28.3%

Operating income	$868	$1,550	$6,922	$6,959
Operating income %	2.0%	4.3%	5.5%	6.3%
Net Sales
Third quarter net sales for fiscal 2008 increased 22% or $7,736 compared to fiscal 2007. The increase was due primarily to approximately $4,800 of favorable changes in the foreign exchange rate and approximately $2,900 as a result of changes in the sales mix of products.
Year-to-date net sales for fiscal 2008 increased 14% or $15,467 compared to fiscal 2007, due primarily to approximately $9,700 of favorable changes in the foreign exchange rate, as well as approximately $6,500 due to changes in the sales mix of products. These increases were partially offset by $700 related to a one-time selling tax assessment incurred in the second quarter of fiscal 2008.
Gross Profit
Third quarter gross profit for fiscal 2008 increased 11% or $1,397 compared to fiscal 2007, due primarily to favorable changes in the foreign exchange rate. Year-to-date gross profit for fiscal 2008 increased 12% or $4,558 compared to fiscal 2007. The increase was due primarily to approximately $3,300 of benefit from foreign exchange rate fluctuations and $900 as a result of changes in the sales mix of products.

Operating Expenses
Third quarter operating expenses for fiscal 2008 increased 19% or $2,079 compared to fiscal 2007, due primarily to changes in the foreign exchange rate. Year-to-date operating expenses for fiscal 2008 increased 15% or $4,595 compared to fiscal 2007 due primarily to increased promotional activities, changes in the foreign exchange rate and higher employee-related costs.
Unallocated Expenses

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Operating expenses	$10,247	$10,602	$15,711	$18,723
Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the third quarter of fiscal 2008 decreased 3% or $355 compared to fiscal 2007. Unallocated expenses for the third quarter of fiscal 2007 related primarily to the $8,252 in-process research and development charge related to the Glades acquisition, as well as employee wages and benefits. In the third quarter of fiscal 2008, unallocated expenses related primarily to employee wages and benefits, as well as the $2,786 in-process research and development charge related to the Galpharm acquisition.
Year-to-date unallocated expenses decreased 16% or $3,012 compared to fiscal 2007. The decrease in fiscal 2008 was due primarily to a $1,900 favorable settlement of a pre-acquisition legal claim related to Agis recorded in the first quarter of fiscal 2008, along with the absence of the $8,252 in-process research and development charge related to the Glades acquisition incurred in fiscal 2007. These decreases were partially offset by the $2,786 in-process research and development charge related to the Galpharm acquisition incurred, as well as higher variable employee wages and benefits in fiscal 2008.
Interest and Other (Consolidated)
Interest expense for the third quarter was $8,761 for fiscal 2008 and $8,884 for fiscal 2007. Interest income for the third quarter was $5,073 for fiscal 2008 and $5,234 for fiscal 2007. Other expense, net was $448 for the third quarter of fiscal 2008 compared to other income, net of $699 for the third quarter of fiscal 2007. The increase in other expense, net was due primarily to increased foreign currency transaction losses, partially offset by increased gains on securities.
Year-to-date interest expense was $27,607 for fiscal 2008 and $26,655 for fiscal 2007. Year-to-date interest income was $15,590 for fiscal 2008 and $15,119 for fiscal 2007. Year-to-date other income, net was $637 and $2,919 for fiscal 2008 and 2007, respectively. The decrease in other income, net was due primarily to increased foreign currency transaction losses, partially offset by increased gains on securities.
Income Taxes (Consolidated)
The third quarter effective tax rate was 28.1% for fiscal 2008 and 21.6% for fiscal 2007. Year-to-date, the effective tax rate was 24.9% for fiscal 2008 and 19.4% for fiscal 2007. The effective tax rate for the second quarter of fiscal 2007 included the favorable impact of the newly enacted Tax Relief and Healthcare Act of 2006 (the Act). Among other provisions, the Act provides for the restoration of the research and development tax credit, applied retroactively to January 1, 2006. Accordingly, tax expense in the second quarter of fiscal 2007 was reduced approximately $1,300 to reflect the one-time impact of the retroactive application of the Act. During the first quarter of fiscal 2008, the Company received a favorable tax ruling in Israel. This ruling, which the Company had projected to receive during fiscal 2008, resulted in a one-time benefit of $4,222, or a 2.9 percentage point reduction in the year-to-date effective tax rate.
Foreign source income for the first nine months of fiscal 2008 was 45.0% of total income before income taxes, down from 79.0% in the same period of fiscal 2007. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate.
The Company estimates the annualized effective tax rate for fiscal 2008 will be between 23% and 27%.
Financial Condition, Liquidity and Capital Resources
Cash, cash equivalents and current portion of investment securities decreased $27,966 to $65,127 at March 29, 2008 from $93,093 at March 31, 2007. Working capital, including cash, increased $66,400 to $439,815 at March 29, 2008 from $373,415 at March 31, 2007. The increase in working capital was due primarily to an increase in cash and cash equivalents, higher inventory levels and accounts receivable associated with higher sales volume.
Year-to-date net cash provided from operating activities increased by $61,333 to $135,494 for fiscal 2008 compared to $74,161 for fiscal 2007. The increase in cash from operations was due primarily to increased earnings for fiscal 2008 compared to fiscal 2007 and general fluctuations in the timing of the overall procurement-to-pay cycle on accounts payable versus last year. The increase was partially offset by the increase in accounts receivable as a result of the increase in sales volume compared to fiscal 2007.
Year-to-date net cash used for investing activities decreased $22,200 to $94,669 for fiscal 2008 compared to $116,869 for fiscal 2007 due primarily to a net increase in the proceeds on sales of investment securities, partially offset by an increase in funding for the business acquisition of Galpharm in fiscal 2008 as compared to the funding used for the asset acquisition of Glades in fiscal 2007.
Year-to-date capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. Capital expenditures are anticipated to be $40,000 to $50,000 for fiscal 2008.
Year-to-date net cash provided from financing activities decreased $54,657 to $1,167 for fiscal 2008 compared to $55,824 for fiscal 2007. The decrease in cash from financing activities was due primarily to a net increase in repayments of short and long-term debt, as well as increased repurchases of common stock. This decrease was partially offset by increased cash generated from the issuance of common stock.
The Company repurchased 707 shares of its common stock for $23,562 and 317 shares for $5,372 during the third quarter of fiscal 2008 and 2007, respectively. Year-to-date, the Company repurchased 1,970 shares of its common stock for $58,979 and 1,279 shares for $20,919 in fiscal 2008 and 2007, respectively. Private party transactions accounted for 5 shares and 1 share in the third quarter of fiscal 2008 and 2007, respectively. Year-to-date, private party transactions accounted for 33 shares and 19 shares in fiscal 2008 and 2007, respectively.
The Company paid quarterly dividends totaling $13,551 and $12,281, or $0.145 and $0.1325 per share,

for the first three quarters of fiscal 2008 and 2007, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
Credit Facilities
Subsequent to the end of its fiscal 2008 third quarter, the Company entered into a Term Loan Agreement (Agreement) dated as of April 22, 2008 to provide for additional term loan borrowings. Under the terms of the Agreement, the initial term loan commitment is $125,000, subject to increase as specified in the Agreement. The applicable interest rate is determined based on the type of loan, using the 3-month London Interbank Offered Rates (LIBOR) plus 100 basis points. The obligations under the Agreement are guarantied by certain subsidiaries of the Company and are secured by a pledge of 65% of the stock of certain foreign subsidiaries. The maturity date of the new term loans is April 22, 2013. The Company intends to use the proceeds of the term loans for general corporate purposes and to enhance liquidity.
Investment Securities
The Company maintains a portfolio of auction rate securities totaling approximately $18,000 in par value. Auction rate securities are private placement variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Typically, the carrying value of auction rate securities approximates their fair value due to the frequent resetting of the interest rates at auction. Auction rate securities have recently failed to settle at auction resulting in an illiquid market for these types of securities. Although the Company continues to earn interest on these investments at the maximum contractual rate, the estimated fair value of auction rate securities can no longer be determined by the auction process until liquidity is restored to these markets.
At March 29, 2008, the Company continued to record these securities as available-for-sale, at a fair value of approximately $14,600, based on estimates provided by the firm managing these investments, and recorded an unrealized loss of approximately $3,400 in other comprehensive income. The Company also reclassified the securities from current assets to other non-current assets due to the unpredictable nature of the illiquidity of the market for the securities.
As of March 29, 2008, the Company concluded that no other-than-temporary impairment loss has occurred. The Company has the ability and intent to hold these securities for a period of time sufficient to allow for a recovery of market value. In addition, the companies underwriting these securities continue to maintain their AAA counter party credit rating and pay the maximum interest contractually required. Although the Company cannot reasonably predict when liquidity to the auction rate securities market will be restored, the Company will continue to monitor the credit worthiness of the companies underwriting these securities.
Guaranties and Contractual Obligations
The Company’s Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt, that is not recorded on the Company’s condensed consolidated balance sheets as of March 29, 2008.
During the third quarter of fiscal 2008, there were no material changes in contractual obligations.
Critical Accounting Policies
Determination of certain amounts in the Company’s financial statements requires the use of estimates. These estimates are based upon the Company’s historical experience combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. The accounting policies, discussed below, are considered by management to require the most judgment and are critical in the preparation of the financial statements. These policies are reviewed by the Audit Committee. Other significant accounting policies are included in Note A of the notes to the consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2007.
Revenue Recognition and Customer Programs – The Company records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A provision is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. A liability is recorded as revenues are recognized for estimated customer program liabilities, as discussed below.
The Company maintains accruals for customer programs that consist primarily of chargebacks, rebates and shelf stock adjustments. Certain of these accruals are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable.
A chargeback relates to an agreement the Company has with a wholesaler, a pharmaceutical buying group or a retail customer that will ultimately purchase product from a wholesaler for a contracted price that is different than the Company’s price to the wholesaler. The wholesaler will issue an invoice to the Company for the difference in the contract prices. The accrual for chargebacks is based on historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by wholesalers to retailers.
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

Shelf stock adjustments are credits issued to reflect decreases in the selling price of a product and are based upon estimates of the amount of product remaining in a customer’s inventory at the time of the anticipated price reduction. In many cases, the customer is contractually entitled to such a credit. The accrual for shelf stock adjustments is based on specified terms with certain customers, estimated launch dates of competing products and estimated declines in market price.
Changes in these estimates and assumptions related to customer programs may result in additional accruals. The following table summarizes the activity included in the balance sheet for accounts receivable allowances and customer program accruals:

	Year-to-	Year-to-
	Date	Date
	2008	2007
Customer Related Accruals
Balance, beginning of period	$51,656	$54,456
Provision recorded	184,712	144,487
Credits processed	(187,656)	(156,042)

Balance, end of the period	$48,712	$42,901

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $9,511 at March 29, 2008, $9,421 at June 30, 2007, and $9,933 at March 31, 2007.
Allowance for Inventory – The Company maintains an allowance for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the allowance, management considers factors such as excess or slow-moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional allowances. The allowance for inventory was $36,962 at March 29, 2008, $36,210 at June 30, 2007 and $37,390 at March 31, 2007. As of March 29, 2008, the inventory allowance as a percentage of inventory has decreased due to a reduction of at risk inventory levels, which were positively affected by an increased focus on product expiration dating.
Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. With the acquisition of Galpharm in the Consumer Healthcare segment in the third quarter of fiscal 2008, goodwill associated with the acquisition will be included in the next annual impairment test in the second quarter of fiscal 2009. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year. The current year testing in both the second and third quarter resulted in no impairment charge. Goodwill was $264,913 at March 29, 2008, $196,218 at June 30, 2007 and $189,450 at March 31, 2007. The increase in goodwill in the third quarter of fiscal 2008 was due primarily to the goodwill acquired in the Galpharm acquisition.

Other Intangible Assets – Other intangible assets consist of developed product technology / formulation and product rights, distribution and license agreements, customer relationships and trade names and trademarks. The assets categorized as developed product technology / formulation and product rights as well as distribution and license agreements are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. However, they are reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the assets might be impaired and are adjusted as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $231,033 at March 29, 2008, $159,977 at June 30, 2007 and $159,427 at March 31, 2007. The increase in intangible assets in the third quarter of fiscal 2008 was due primarily to the intangible assets acquired in the Galpharm acquisition.
Product Liability and Workers’ Compensation – The Company maintains accruals to provide for claims incurred that are related to product liability and workers’ compensation. In estimating these accruals, management considers actuarial valuations of exposure based on loss experience. These actuarial valuations include significant estimates and assumptions, including, but not limited to, loss development, interest rates, product sales, litigation costs, accident severity and payroll expenses. Changes in these estimates and assumptions may result in additional accruals. The accrual for product liability claims was $2,926 at March 29, 2008, $2,641 at June 30, 2007 and $2,435 at March 31, 2007. The accrual for workers’ compensation claims was $1,575 at March 29, 2008, $1,391 at June 30, 2007 and $1,836 at March 31, 2007.
Income Taxes – The Company’s effective income tax rate is based on income, statutory tax rates, special tax benefits and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating tax positions. Tax positions are reviewed quarterly and balances are adjusted as new information becomes available.
The Company has established valuation allowances against a portion of the non-U.S. net operating losses and state-related net operating losses to reflect the uncertainty of its ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the Company’s ability to realize net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowance can also be impacted by changes in the tax regulations.
Significant judgment is required in determining the Company’s contingent tax liabilities. The Company has established contingent tax liabilities using management’s best judgment and adjusts these liabilities as warranted by changing facts and circumstances. A change in tax liabilities in any given period could have a significant impact on the Company’s results of operations and cash flows for that period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)
The Company is exposed to market risk due to changes in currency exchange rates and interest rates.
The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance the Agis acquisition and working capital requirements and interest income earned on its investment of cash on hand. As of March 29, 2008, the Company had invested cash, cash equivalents and current portion of investment securities of $65,127 and short and long-term debt, net of restricted cash, of $325,365.
The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure, particularly related to the management of interest rate risk. Because of the use of certain derivative financial instruments, the Company believes that a significant fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.
The Company has operations in the U.K., Israel, Germany and Mexico. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates while other segments experience a positive impact related to foreign currency exchange. On a consolidated basis, these changes naturally offset each other in the Company’s overall portfolio. The Company monitors risk to foreign currency exchange on a quarterly basis. For the three and nine month periods ended March 29, 2008, the effect of fluctuations in foreign currency exchange on operating income was immaterial. Currency fluctuations could adversely impact foreign earnings; however, the Company cannot predict future changes in foreign currency exposure.

Item 4. Controls and Procedures
As of March 29, 2008, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review of the effectiveness of the Company’s disclosure controls and procedures pursuant to
Rule 13a–15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.
In connection with the interim evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a–15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 29, 2008 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See “Pseudoephedrine” in Item 1A. Risk Factors below.
Item 1A. Risk Factors
The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2007 includes a detailed discussion of the Company’s risk factors. Other than the items noted below, there have been no material changes to the risk factors during the third quarter that were included in the Form 10-K and Form 10-Q for both first and second quarters of fiscal 2008.
Impact of “At Risk” Launches
There are situations in which the Company may elect to use its business and legal judgment and decide to market and sell products, subject to claims of alleged patent infringement, prior to final resolution by the courts, based upon its belief that such patents are invalid, unenforceable or would not be infringed. This is referred to in the pharmaceutical industry as an “at risk” launch. In the third quarter of fiscal 2008, the Company launched clobetasol propionate foam, 0.05%, the generic version of Connetics’ (now known as Stiefel) Olux® Foam, 0.05%, at risk. This is currently the only at risk launch for the Company. The risk involved in an “at risk” launch can be substantial because, if a patent holder ultimately prevails, the remedies available to such holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits the Company makes from selling the generic version of the product. By electing to proceed in this manner the Company could face substantial damages if the final court decision is adverse to the Company. In the case where a patent holder is able to prove that the Company’s infringement was “willful” or “exceptional”, the definition of which is subjective, such damages may be up to three times the profits lost by the patent holder and not based on the profits the Company earned. If Stiefel, or another patent holder, were to be successful in proving that an “at risk” launch by the Company infringed on the holder’s patent, the damages and other costs to the Company could have a material adverse effect on the Company’s results of operations.
Pseudoephedrine
Several Arkansas counties, including Independence County, filed a lawsuit against the Company and various manufacturers and distributors of products containing pseudoephedrine, which is used to produce methamphetamine, an illegal drug.  Through this lawsuit, the plaintiff counties sought to recoup as damages some of the expenses they have incurred to combat methamphetamine use and addiction. They also sought punitive damages, disgorgement of profits and attorneys’ fees.  On February 11, 2008, the court granted defendants’ motion for summary judgment and dismissed this case with prejudice. Plaintiffs have appealed that decision. While the Company believes that the lawsuit is without merit and intends to vigorously defend against it, the Company cannot predict whether this issue will have a material impact on its results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
           (in thousands, except per share amounts)
On February 8, 2007, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $60,000. This plan will expire on February 9, 2009. On February 1, 2008, the Board of Directors approved an additional plan to repurchase shares of common stock with a value of up to $150,000. This plan will expire on February 2, 2010. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan’s formula, which is generally based on the market price of the Company’s stock. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.
The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

	Total	Average	Total Number of	Value of
	Number of	Price	Shares Purchased	Shares
	Shares	Paid per	as Part of Publicly	Available for
Fiscal 2008	Purchased (1)	Share	Announced Plans	Purchase
				$22,060
December 30 to February 2	589	$33.02	588	$152,640
February 3 to March 1	25	$32.00	22	$151,941
March 2 to March 29	93	$35.78	92	$148,663

Total	707		702

(1)	Private party transactions accounted for the purchase of 1 share in the period from December 30 to February 2, 3 shares in the period from February 3 to March 1 and 1 share in the period from March 2 to March 29.
Item 5. Other Information
Amendment to Employment Agreement and Nondisclosure and Noncompetition Agreement with Refael Lebel
On May 1, 2008, Perrigo Company (“Perrigo”) entered into an Amendment to an Employment Agreement (the “Amendment”) among Perrigo, Refael Lebel, and Perrigo Israel Pharmaceuticals, Ltd., formerly Agis Industries (1983) Ltd. (“Perrigo Israel”). This Amendment is to an Employment Agreement among the parties dated as of November 14, 2004, which was disclosed on Form 8-K on March 16, 2005.
Pursuant to the terms of the Amendment, Mr. Lebel will continue to serve as President of Perrigo Israel, Executive Vice President of Perrigo and as a member of Perrigo’s executive committee. Mr. Lebel’s primary duties will include daily leadership and coordination of the overall operation of the following businesses: 1) generic pharmaceuticals outside North America, 2) global active pharmaceutical ingredients (“API”), 3) Israel-based Consumer Products and Pharmaceutical and Diagnostics, and 4) Israel-based pharmaceuticals’ operations, including monitoring achievement of operations and financial results and developing growth strategies to achieve ongoing objectives. The Amendment extends the term of the Employment Agreement until March 17, 2011. Mr. Lebel will receive an annual base salary of 1,670,000 shekels (approximately $485,000 on the date of the Amendment), subject to annual reviews for increases commencing on or around October 2008. He also has the opportunity to earn a target bonus of up to 60% of his annual salary.
In conjunction with this Amendment, Mr. Lebel executed a new Noncompetition and Nondisclosure Agreement, which restricts his ability to compete with Perrigo during the term of his Employment Agreement and for one year following the termination of his employment or, if Perrigo provides timely notice of non-renewal of his employment, through his last day of employment. This agreement also provides that Mr. Lebel will not during or at any time after his employment use, divulge, or convey secret or confidential information.

Consulting Agreement with Moshe Arkin
On May 1, 2008, Perrigo entered into a Consulting Agreement (the “Agreement”) with Moshe Arkin and M. Arkin Ltd. Mr. Arkin is a member of Perrigo’s Board of Directors and, until March 17, 2008, was Vice Chairman and General Manager, Perrigo Global Generics and API, as well as a member of Perrigo’s executive committee.
Pursuant to this Agreement, Mr. Arkin will provide advice and consultation concerning Perrigo's generic prescription, API, and Israeli-pharmaceutical businesses. The Agreement has a one-year term, but is subject to automatic renewal for one-year periods unless either Perrigo or Mr. Arkin terminates the Agreement. Perrigo may terminate the Agreement upon 90 days written notice or immediately if Mr. Arkin materially breaches the terms of the Agreement. During the term, Perrigo will pay Mr. Arkin an annual fee of $370,000. Mr. Arkin is subject to a confidentiality provision for five years after the later of 1) the expiration or termination of the Agreement or 2) termination of Mr. Arkin's service as a director on Perrigo's Board of Directors. In addition, Mr. Arkin will not compete with Perrigo for one year after the expiration or termination of the Agreement unless he obtains written consent from Perrigo's Board of Directors.

Item 6. Exhibits

Exhibit Number	Description

10.1
Third Amendment, dated as of July 31, 2007, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association and National City Bank of the Midwest, as Documentation Agents.

10.2
Fourth Amendment, dated as of January 8, 2008, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association and National City Bank of the Midwest, as Documentation Agents.

10.3	Amendment to Employment Agreement by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel dated as of May 1, 2008.

10.4	Noncompetition and Nondisclosure Agreement by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel dated as of May 1, 2008.

10.5	Consulting Agreement by and between Perrigo Company, Moshe Arkin, and M. Arkin Ltd., dated as of May 1, 2008.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY
(Registrant)

Date:	May 6, 2008	By: /s/ Joseph C. Papa

Joseph C. Papa
President and Chief Executive Officer

Date:	May 6, 2008	By: /s/ Judy L. Brown

Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)