Form 10-K
period 2008-06-28
PERRIGO CO
filed 2008-08-18
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2008

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-19725

Perrigo Company

(Exact name of registrant as specified in its charter)

Michigan	38-2799573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Eastern Avenue Allegan, Michigan	49010 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (269) 673-8451

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (without par value)	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES  [X]  NO  [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

YES  [  ]  NO  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  YES  [X]  NO

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 28, 2007 as reported on The NASDAQ Stock Market, was $2,442,313,507. Shares of common stock held by each executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 8, 2008, the registrant had 93,166,791 outstanding shares of common stock.

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on November 4, 2008 are incorporated by reference into Part III of this Form 10-K.

PERRIGO COMPANY

FORM 10–K

FISCAL YEAR ENDED JUNE 28, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors, including those discussed under “Risk Factors,” may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

Item 1.	Business. (Dollar amounts in thousands)

GENERAL

Perrigo Company, established in 1887, is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and prescription (Rx) pharmaceuticals, nutritional products, active pharmaceutical ingredients (API) and consumer products. The Company is the world’s largest manufacturer of OTC pharmaceutical products for the store brand market. The Company’s primary markets and locations of manufacturing and logistics operations are the United States (U.S.), Israel, Mexico and the United Kingdom (U.K.). See Note O to the Company’s consolidated financial statements for further information.

Perrigo Company operates through several wholly owned subsidiaries. In the U.S., its operations are conducted primarily through L. Perrigo Company, Perrigo Company of South Carolina Inc. and Perrigo New York, Inc. Outside the U.S., its operations are conducted primarily through Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Wrafton Laboratories Limited, Perrigo U.K. Limited and Galpharm Healthcare Ltd. As used herein, references to the “Company” means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

The Company’s principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan, 49010. Its telephone number is (269) 673-8451. The Company’s website address is http://www.perrigo.com, where the Company makes available free of charge the Company’s reports on Forms 10-K, 10-Q and 8-K, as well as any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. These filings are also available to the public at http://www.sec.gov and http://www.isa.gov.il.

The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API. Additionally, the Company has an Other category that includes two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, that do not meet the quantitative thresholds required to be separately reportable segments.

Information concerning sales and operating income attributable to each of the Company’s business segments and geographic areas for the last three fiscal years ended on or around June 30 is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note O of the Notes to Consolidated

Financial Statements. Information concerning identifiable assets of each of the Company’s business segments as of the last three fiscal years ended on or around June 30 is set forth in Note O of the Notes to Consolidated Financial Statements.

CONSUMER HEALTHCARE

The Consumer Healthcare segment includes the Company’s U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products. This reportable segment markets a broad line of products that are comparable in quality and effectiveness to national brand products. Major product categories include analgesic, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, first aid and vitamin and nutritional supplement products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer therefore can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally, the retailers’ dollar profit per unit of store brand product sold is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a quality product at a price below a comparable national brand product.

Significant Developments

Acquisitions

In March 2007, the Company entered into a purchase agreement to acquire the stock of Qualis, Inc., a privately-owned manufacturer of store brand pediculicide products, for $12,401. The assets acquired in this transaction consist of the intangible assets attributable to the products acquired, which include primarily store brand OTC product formulations that compare to Rid® and Nix® brand products. The transaction closed on July 3, 2007. Accordingly, the acquired assets and operating results related to these products were included in the Company’s consolidated financial statements beginning in the first quarter of fiscal 2008.

In January 2008, the Company acquired 100% of the outstanding shares of privately held Galpharm Healthcare Ltd. (Galpharm) for $83,312, adjusted for a fourth quarter working capital adjustment. The Company paid approximately $54,300 in cash, including acquisition costs of $1,500, and assumed approximately $29,000 of existing debt, which was repaid immediately. Galpharm is a leading supplier of OTC store brand pharmaceutical products sold by supermarkets, drug stores and pharmacies in the U.K. The acquisition of Galpharm expands the Company’s global presence and complements its existing U.K. business. As of the acquisition date, the Company recorded a $2,786 charge to unallocated expenses for in-process research and development. During the second half of fiscal 2008, the Company recorded a $5,756 charge to cost of sales associated with a step-up in the value of inventory acquired and sold in the second half of fiscal 2008.

New Product Sales

Sales of new products had a material positive impact on the Company’s operating results in the second half of fiscal 2008. In December 2007, the Company announced that the U.S. Food and Drug Administration (FDA) granted final approval to Dexcel Pharma Technologies, Ltd. (Dexcel) for 20mg omeprazole delayed-release tablets. Omeprazole is indicated for the treatment of frequent heartburn. Through a partnership with Dexcel, the Company is the exclusive marketer and distributor of this product for the store brand OTC market in the United States. The Company began shipping its product during the third quarter of fiscal 2008. On an annual basis, based on existing market conditions, sales are anticipated to be in the range of $150,000 to $200,000. In addition, during the second half of fiscal 2008, the Company launched its OTC cetirizine hydrochloride 10mg tablets and, in partnership with Teva Pharmaceutical Industries Ltd., launched OTC cetirizine and pseudoephedrine hydrochloride extended-release 5mg/120mg tablets. The cetirizine products are indicated for the relief of allergy symptoms and nasal congestion. Both omeprazole and the cetirizine products are available as OTC products, as well as generic prescription products. As a result, these launches positively impacted net sales in both the Consumer Healthcare and Rx Pharmaceuticals segments in the second half of fiscal 2008.

Absence of Key Competitor

Due to the continued absence of a key competitor in the OTC market since the end of the third quarter of fiscal 2007, the Company experienced an increase in its OTC product sales and was able to retain this additional business for the full year in fiscal 2008, which had a positive impact on the Consumer Healthcare segment’s sales and results of operations. The competitor ceased operations and its assets were purchased out of bankruptcy by an unrelated party.

Restructuring

In the fourth quarter of 2008, due to the expected loss of future contract manufacturing business with a customer beginning in the first quarter of fiscal 2009, the Company’s U.K. subsidiary made the decision to restructure its workforce in order to better align its resources based on future production needs. As a result of this restructuring plan, the Company’s U.K. subsidiary recorded a charge in the fourth quarter of fiscal 2008 in the Company’s Consumer Healthcare segment of $1,821 related to employee termination benefits for 108 employees, of which $1,403 has been paid as of year-end. The remaining $418 is expected to be paid over the first four months of fiscal 2009. The Company’s U.K. subsidiary does not expect to incur any additional charges related to this restructuring plan. The charge for employee termination benefits is included in the restructuring line of the consolidated statement of income for fiscal 2008.

Consumer Healthcare Business

The Company is dedicated to being the first manufacturer to develop and market key new store brand products and has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable to national brand products. This staff also responds to changes in existing national brand products by reformulating existing Company products. In the OTC pharmaceutical market, certain new products are the result of changes in product status from “prescription only” (Rx) to OTC (non-prescription). These “Rx switch” products require approval by the FDA through either its Abbreviated New Drug Application (ANDA) process or its New Drug Application (NDA) process. As part of its strategy, the Company relies on both internal development and strategic product development agreements with outside sources.

The Company is committed to consistently providing its customers with high quality products that adhere to “Current Good Manufacturing Practices” (cGMP) regulations promulgated by the FDA. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer.

The Company seeks to establish customer loyalty through superior customer service by providing a comprehensive assortment of high quality, value priced products; timely processing, shipment and delivery of orders; assistance in managing customer inventories and support in managing and building the customer’s store brand business. The Company also seeks to establish customer loyalty by providing marketing support that is directed at developing customized marketing programs for the customers’ store brand products. The primary objective of this store brand management approach is to enable customers to increase sales of their own store brand products by communicating store brand quality and value to the consumer. The Company’s sales and marketing personnel assist customers in the development and introduction of new store brand products and the promotion of customers’ ongoing store brand products by performing consumer research, providing market information and establishing individualized promotions and marketing programs.

The Company currently markets approximately 1,130 store brand products to approximately 100 customers. The Company considers every different combination of size, flavor and form (e.g., tablet, liquid, softgel, etc.) of a given item as a separate “product”. The Company also currently manufactures and markets certain products under its Good Sense® brand name.

Listed below are major consumer healthcare product categories under which the Company markets products for store brand labels; the annual retail market size for food, drug and mass merchandise retailers in the U.S., excluding Wal-Mart and those classified as club stores and dollar stores (according to Information Resources, Inc.); and the names of certain national brands against which the Company’s products compete.

Product Categories	Retail Market Size (Billions)	Comparable National Brands

Cough/Cold/Allergy/Sinus	$4.4	Advil® Cold & Sinus, Afrin®, Alavert®, Aleve® Cold & Sinus, Benadryl®, Claritin®, Dimetapp®, NyQuil®, DayQuil®, Robitussin®, Sudafed®, Tavist®, Triaminic®, Tylenol®, Zyrtec®

Analgesics	$2.4	Advil®, Aleve®, Bayer®, Excedrin®, Motrin®, Tylenol®

Dietary Supplements	$2.5	Centrum®, Flintstones®, One-A-Day® , Caltrate®, Osteo Bi-Flex®, Ensure®

Gastrointestinal	$2.3	Correctol®, Ex-Lax®, Fibercon®, Imodium A-D®, Maalox®, Mylanta®, Pepcid® AC, Pepto Bismol®, Phillips®, Tagamet HB®, Tums®, Zantac®, Prilosec OTC®

Smoking Cessation	$0.5	Nicorette®, Commit®

Customers of the Consumer Healthcare segment are major national and regional retail drug, supermarket and mass merchandise chains, such as Wal-Mart, CVS, Walgreens, Kroger, Safeway, Dollar General, Sam’s Club and Costco and major wholesalers, such as McKesson and Supervalu.

The Consumer Healthcare segment employs its own sales force to service larger customers and uses industry brokers for some retailers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to understand and work most effectively with the customer. They assist customers in developing in-store marketing programs for consumers and optimize communication of customers’ needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the Good Sense® label.

In contrast to national brand manufacturers who incur considerable advertising and marketing expenditures that are directly targeted to the end consumer, the Consumer Healthcare segment’s primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through its customers’ in-store marketing programs. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers’ programs. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company’s marketing efforts are also directed at new product introductions and conversions and providing market data. Market analysis and research is used to monitor trends for products and categories and develop category management recommendations.

New Product Introductions and Drug Application Approvals

The Company launched several new products in fiscal 2008, most notably nicotine polacrilex coated fruit gum 2mg and 4mg, omeprazole delayed-release 20mg tablets and cetirizine hydrochloride 10mg tablets, which compete with the national brands Nicorette® gum, Prilosec OTC® tablets and Zyrtec® tablets, respectively. Net sales related to new products were approximately $191,300 for fiscal 2008, $68,700 for fiscal 2007 and $77,000 for fiscal 2006. A Consumer Healthcare product is considered new if it was added to the Company’s product lines within 18 months prior to the end of the period for which net sales are being measured.

In fiscal 2008, the Company, on its own or in conjunction with a partner, received approval from the FDA for eight OTC drug applications. The applications were for the following products:

Cetirizine hydrochloride 5mg and 10mg	Nicotine orange coated gum 2mg
Cetirizine and pseudoephedrine hydrochloride 5mg/120mg	Nicotine orange coated gum 4mg
Cetirizine hydrochloride oral solution 1mg/mL	Omeprazole delayed-release 20mg
Famotidine complete berry/mint	Ranitidine 150mg

The Company, on its own or in conjunction with a partner, has seven OTC drug applications currently pending approval with the FDA.

Competition

The market for OTC pharmaceutical and nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. The Company believes it competes favorably in these areas.

The Company’s competition in store brand products consists of several publicly traded and privately owned companies, including brand-name pharmaceutical companies. The competition is highly fragmented in terms of both geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. Some of the Company’s competitors are AccuMed Inc., Actavis Group hf., Guardian Drug Company, LNK International, Inc., NBTY Inc. and Taro Pharmaceutical Industries Ltd. The Company’s store brand products also compete with nationally advertised brand-name products. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture store brand products or lower prices of national brand products. Additionally, competition is growing from generic prescription drug manufacturers that may market products that require FDA approval or that have switched or are switching from Rx to OTC status. The Company competes in the nutritional area with a number of publicly traded and privately owned companies, some of which have broader product lines and larger sales volumes than the Company does.

PRESCRIPTION (Rx) PHARMACEUTICALS

The Company develops, manufactures and markets primarily topical generic prescription drug products, generally for the U.S. market.

Significant Developments

License Agreement

In the third quarter of fiscal 2008, the Company’s Israeli subsidiary and a customer agreed to terminate a license agreement. The termination agreement stated that the Company’s Israeli subsidiary was to receive from the customer $8,500 in lieu of expected future minimum royalty payments. This amount was paid in full and recognized in net sales for the Rx Pharmaceuticals segment in the third quarter of fiscal 2008. As part of the Agis Industries (1983) Ltd. (Agis) acquisition in March 2005, the Company recorded an intangible asset related to this license agreement. In conjunction with the termination of the agreement, the Company wrote off the remaining net book value of $3,513 in the third quarter of fiscal 2008 as an acceleration of amortization expense.

Intangible Assets

The Company holds certain individual product-related intangible assets including, among others, those obtained from acquisitions. Whenever events or changes in circumstances indicate the carrying amount of any individual intangible asset may not be recoverable, the Company tests the asset for possible impairment. During the second half of fiscal 2008, additional competition entered the marketplace, exerting significant pressure on a certain product for which the Company holds a developed product formulation intangible asset. As a result, during the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $10,346 within cost of sales in its Rx Pharmaceuticals segment for the write-down of the intangible asset associated with this product. The $10,346 represents the difference between the intangible asset’s net carrying value and fair value as determined by a discounted cash flow analysis.

Rx Business

The Company develops, manufactures and markets primarily generic topical prescription pharmaceuticals. Topical products are manufactured at the Company’s New York and Israel facilities. The Company also manufactures certain generic non-topical products at its Michigan facilities. The Company focuses on topical generics, including creams, ointments, lotions, gels, shampoos, foams, suppositories, liquid suspensions and solutions. In addition, the Company’s current development areas include other delivery systems such as nasal sprays, oral liquids and transdermal products. Other areas of expertise include the production capabilities for various dosage forms such as tablets, capsules and liquids. Pharmaceuticals are manufactured, labeled and packaged in facilities that comply with strict regulatory standards while also meeting customers’ stringent requirements.

The Company currently markets approximately 250 generic prescription products to approximately 110 customers. The Company includes as separate products multiple sizes and product forms of certain products. The Company generally holds the ANDA or NDA for the drugs that it manufactures or enters into an arrangement with the application holder for the manufacture and/or marketing of certain products.

Listed below are the major generic prescription products that the Company manufactures and/or distributes:

Generic Name	Competitive Brand-Name Drug
Ammonium lactate cream and lotion	Lac-Hydrin®
Benzoyl peroxide gel	Benzac®
Cetirizine	Zyrtec®
Clindamycin phosphate solution	CleocinT®
Clobetasol foam	Olux®
Econazole nitrate cream	Spectazole®
Erythromycin and benzoyl peroxide gel	Benzamycin®
Erythromycin pads	Erycette®, T-Stat®
Fluticasone ointment and cream	Cutivate®
Griseofulvin oral suspension	Grifulvin V®
Halobetasol ointment and cream	Ultravate®
Ibuprofen oral suspension	Motrin®
Ketoconazole shampoo	Nizoral®
Mesalamine rectal suspension enema	Rowasa®
Mometasone cream, ointment and lotion	Elocon®
Mupirocin ointment	Bactroban®
Omeprazole	Prilosec®
Permethrin cream	Elimite®
Selenium sulfide shampoo	Selsun®
Sodium sulfacetamide	Ovace ®
Terconazole suppositories	Terazol 3®
Tretinoin cream and gel	Retin-A®

The Company’s U.S.-based customers are major wholesalers such as Cardinal Health, McKesson and AmerisourceBergen, as well as national and regional retail drug, supermarket and mass merchandise chains, such as Walgreens, Wal-Mart, CVS, Rite Aid, Kroger and Safeway. Generic prescription drugs are sold to the consumer through the pharmacy counter of predominantly the same retail outlets as OTC pharmaceuticals and nutritional products.

New Product Introductions and Drug Application Approvals

The Company recently launched several new generic prescription products, including clobetasol propionate foam .05%, omeprazole delayed-release 20mg tablets, cetirizine 10mg tablets, cetirizine and pseudoephedrine 5mg/120mg tablets and cetirizine oral solution 1mg/1mL, which compete with Stiefel’s Olux® Foam, Prilosec® and Johnson & Johnson’s Zyrtec®, Zyrtec-D® and Zyrtec® Syrup brand products, respectively. As described in the Consumer Healthcare section above, both omeprazole and the cetirizine products are available both as OTC products and generic prescription products. Net sales related to new products were approximately $17,900 for fiscal 2008, $6,500 for fiscal 2007 and $11,000 for fiscal 2006. An Rx Pharmaceutical product is considered new if it was added to the Company’s product lines within 12 months prior to the end of the period for which net sales are being measured.

In fiscal 2008, the Company received final approval from the FDA for three generic prescription drug applications. The applications were for the following products: clobetasol propionate foam .05%, ciclopirox topical solution and cetirizine syrup. The Company, on its own or in conjunction with a partner, has ten generic Rx drug applications currently pending approval with the FDA.

Collaboration Agreements

From time to time, the Company may enter into agreements with other pharmaceutical companies to collaboratively develop, manufacture and market a particular product or group of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements in order to, among other things, leverage its or that of others’ scientific research and development expertise or utilize its extensive marketing and distribution resources.

In May 2008, the Company entered into a collaborative agreement with Cobrek Pharmaceuticals (Cobrek), a newly formed entity of Pentech Pharmaceuticals Inc. (Pentech), a privately owned company that specializes in the research and development of niche generic dosage forms. Pentech contributed its ANDA filing for a generic equivalent to Luxiq® foam, a $34,000 branded pharmaceutical product, to the agreement. Perrigo will contribute two of its early stage generic topical pipeline products. The parties will share the development costs and profits generated by these products, with Perrigo being the exclusive distributor. Pentech contributed to Cobrek all of its interests in current and future ANDA filings, including a potential first-to-file on a generic version of Hectorol (doxercalciferol). Perrigo invested $12,500 in cash in Cobrek, accounted for on the cost method, in exchange for a minority ownership position in the company.

During fiscal 2006, the Company entered into a collaboration agreement with Cephalon Inc. pursuant to which the parties have been collaborating on the development and manufacture of two drug products. The first product is a topical form of a proprietary Cephalon compound. The second product, which was identified and agreed upon by the parties in late 2006, is another topical form of that compound. The Company holds the authorized generic rights to the products, as well as the rights to manufacture the products for sale to Cephalon at a premium over its fully allocated manufacturing costs. As of June 28, 2008, the Company has received approximately $38,000 in total payments under this agreement. Under the terms of the agreement, the Company may receive additional payments of up to $2,000, conditioned on its completion of various milestones over the next six months. The Company also may receive payments of up to $20,000 based on Cephalon's achievement of various milestones over the next several years. In the event that either product is commercialized, the Company also will receive royalty payments. The revenues recognized under this agreement, which totaled $13,300, $20,000 and $5,500 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, are included within service and royalty revenues in the Rx Pharmaceuticals segment discussion included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competition

The market for generic prescription drugs is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of a branded product (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations and manufacturers of therapeutically similar drugs. Among the Company’s competitors in the topical generics market are Actavis U.S., Fougera, Paddock Laboratories, Sandoz, Taro Pharmaceutical, Teva Pharmaceutical, and Triax Pharmaceuticals, as well as brand-name pharmaceutical companies where the Company offers a generic equivalent.

The Company believes that one of its primary competitive advantages is its ability to introduce difficult to develop and/or manufacture topical generic equivalents to brand-name drug products. Generally, these products are exposed to less competition due to the relatively longer development, clinical trials and approval processes. In addition, the Company believes it has a favorable competitive position due primarily to its efficient distribution systems, customer service and overall reputation.

Price competition from additional generic versions of the same product, as well as potential price competition from the original branded or authorized generic products, may result in significant and/or rapid decline in sales and profit margins. In addition, competitors may also develop their products more rapidly or complete the regulatory approval process sooner and market their products earlier than the Company. New drugs and future developments in improved and/or advanced drug delivery technologies or other therapeutic techniques may provide therapeutic or cost advantages to competing products. Further, industry consolidation may result in additional competitive price pressure.

Many brand-name competitors try to prevent, discourage or delay the use of generic equivalents through various measures, including introduction of new branded products, legislative initiatives, changing dosage form or dosing regimen just prior to introduction of a generic equivalent, regulatory processes, filing new patents or patent extensions, litigation, citizens’ petitions and negative publicity. In addition, brand-name companies sometimes launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time that the first generic product is launched depriving the marketer of that generic product of the exclusivity intended by the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act (Hatch-Waxman). See Information Applicable to All Reported Segments – Government Regulation – U.S. Food and Drug Administration below.

Many of the Company’s customers, which are chain drug stores, hospitals and hospital systems, wholesalers and group purchasing organizations, continue to merge or consolidate. In addition, a number of its customers have instituted source programs limiting the number of suppliers of generic pharmaceutical products carried by that customer. As a result of these developments, heightened competition exists among generic drug producers for the business in this smaller and more selective customer base.

ACTIVE PHARMACEUTICAL INGREDIENTS (API)

The Company develops, manufactures and markets API used worldwide by the generic drug industry and branded pharmaceutical companies. Certain of these ingredients are used in its own pharmaceutical products. The manufacturing of these API occurs primarily in Israel and Germany.

API Business

The API business identifies API that will be critical to its pharmaceutical customers’ future product launches and then works closely with these customers on the development processes.

API development is focused on the synthesis of less common molecules for the U.S., European and other international markets. An established position in the development and manufacture of API is increasingly important to the Company as a means to be more competitive on pricing of its other product lines and to broaden its growth and profit opportunities. The Company believes it has a competitive advantage in its ability to produce difficult-to-develop products through its understanding of regulatory issues, patents, and chemistry. Because of the difficulty in developing these products and the related regulatory challenges, the lead time to market a product can be long. The Company’s ability to continue to develop and market new products subject to lower levels of competition is key to driving profitability in the API business.

The API business sells to customers who face similar regulatory oversight as the Company’s own Rx Pharmaceutical business. As a result, the API business is dependent on these customers’ ability to obtain proper product approvals and maintain regulatory compliance with the FDA, the Federal Trade Commission (FTC), and the U.S. Drug Enforcement Administration (DEA), as well as several foreign, state and local agencies in localities in which the Company’s products are sold.

API customers depend on high quality supply and regulatory support, and therefore the Company continues its focus on rigorous quality assurance, quality control and regulatory compliance as part of its strategic positioning. The Company’s quality system is designed to comply with the regulatory requirements of the FDA, the European Medicines Agency and the Australian Therapeutic Goods Administration. The Company is regularly inspected by various regulatory authorities and customers.

The Company places a high priority on responding to client needs and requirements from project initiation through final production. It offers support throughout the development stage, preparation of Drug Master Files (DMF) and assistance throughout the approval process. The API segment is supported by sales offices in the U.S. and Israel and sales agents in various other countries.

The Company currently manufactures and markets to generic and branded pharmaceutical companies worldwide the following API products:

Ammonium lactate	Midazolam base
Cetirizine dihydrochloride	Midazolam maleate
Cilostazol	Mometasone furoate
Donepezil hydrochloride	Modafinil
Exemestane	Moxonidine
Fenofibrate	Pentoxifylline
Flumazenil	Rocuronium bromide
Fluticasone propionate	Temozolomide
Gemcitabine	Terbinafine hydrochloride
Granisetron hydrochloride	Tosylate
Halobetasol	Tramadol hydrochloride
Lamotrigine	Zonisamide

New Product Introductions

During fiscal 2008, the Company launched several new API, including modafinil and granisetron. Net sales related to new products were approximately $10,500 for fiscal 2008. An API product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.

Competition

The API segment operates in a highly competitive, price sensitive market in which the Company’s customers continue to consolidate and/or vertically integrate, thereby creating a smaller customer base. Since other manufacturers of API typically do not offer all of the same product lines or serve all of the same markets as the Company's API segment, the segment competes on a product-by-product basis with a number of different competitors. The Company’s API business is subject to increased price competition from other manufacturers of API located mostly in India, China and Europe. Such competition may result in loss of API clients and/or decreased profitability in this business segment. However, the Company believes that its regulatory position, market reputation, client relationships and ability to manufacture difficult-to-develop API provide it with a favorable competitive position.

OTHER

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Both of these segments primarily serve the Israeli market. The Israel Consumer Products segment consists of cosmetics, toiletries, bar soaps and detergents generally sold under the Company’s brand names Careline®, Neca® and Natural Formula®. The Israel Pharmaceutical and Diagnostic Products segment includes the marketing and manufacturing of branded prescription drugs under long-term exclusive licenses and the importation of pharmaceutical, diagnostics and other medical products into Israel based on exclusive agreements with the manufacturers. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

The Company’s Other category operates in competitive markets. These markets are primarily based in Israel but are also subject to competition from large multi-national companies looking to expand their position in the local Israeli market. In most instances, these companies are significantly larger than the Company on a global basis with greater financial resources and product lines. The Company also has several significant product supply agreements with outside vendors. As a result, the Company’s competitive position is dependent on its ability to maintain these agreements. The Company believes that its competitive advantages consist of its historical knowledge of the local markets and strong local brand recognition.

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

Research and Development

Research and development are key components of the Company’s business strategy and, while managed centrally on a global basis, are performed in various locations in the U.S. and abroad. Development for the Consumer Healthcare markets focuses on products comparable in formulation, quality and effectiveness to existing national brand OTC products and Rx-to-OTC switch products. Development of generic prescription drugs, primarily for the U.S. market, is focused on complex formulations, many of which require costly clinical endpoint trials. Development of API for the global market also focuses on complex products with high barriers to entry. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

Research and development spending during the year was $72,191 for fiscal 2008, $66,480 for fiscal 2007 and $52,293 for fiscal 2006. In addition, fiscal 2008 included a $2,786 charge for the write-off of in-process research and development related to the Galpharm acquisition, and fiscal 2007 included an $8,252 in-process research and development charge related to the Glades Pharmaceuticals, LLC (Glades) acquisition. The fiscal 2008 increase was due to an increase in the number of clinical trials and additional internal development activities, as well as the inclusion of ongoing research and development expenses related to Galpharm’s operations during the second half of fiscal 2008. The fiscal 2007 increase over fiscal 2006 was due to a higher number of ongoing product development projects, which require more costly bioequivalence studies and clinical endpoint trials. The Company anticipates that research and development expenditures will remain at or slightly above fiscal 2008 levels, as a percentage of sales, in the foreseeable future as the Company continues to cultivate its presence in the generic pharmaceutical market and to develop its internal research and development capabilities.

Trademarks and Patents

The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent or group of trademarks or patents.

Significant Customers

The Company believes that its primary customer base aligns with the concentration of large drug retailers in the current marketplace of the retail drug industry. Wal-Mart accounted for 20% of consolidated net sales for fiscal 2008, 21% for fiscal 2007 and 22% for fiscal 2006. Should Wal-Mart’s current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company’s consolidated operating results and financial position. The Company does not anticipate such a change in the foreseeable future. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. If the Company’s relationship with one or more of these customers changes significantly, it could have a material adverse impact on the Company’s financial position and results of operations.

Manufacturing and Distribution

The Company’s primary manufacturing facilities are located in the U.S. and Israel (see Item 1A. Risk Factors – Conditions in Israel for further information). The Company also has secondary manufacturing facilities located in the U.K., Mexico and Germany along with a joint venture located in China. The Company supplements its production capabilities with the purchase of product from outside sources. During fiscal 2008, the approximate average capacity utilization was 80% and 70% for the Company’s U.S. and Israeli facilities, respectively. The capacity of some facilities may be fully utilized at certain times due to various reasons, such as the seasonality of the cough/cold/flu season and new product launches. The Company may utilize available capacity by contract manufacturing for other companies.

The Company has logistics facilities located in the U.S., Israel, the U.K. and Mexico. Both contract freight and common carriers are used to deliver products.

Seasonality

Revenues in the Company’s Consumer Healthcare segment are generally subject to the seasonal demands for cough/cold/flu and allergy products in its second and third fiscal quarters. Historically, the Company’s sales of these products have varied from year to year based in large part on the severity and length of the cough/cold/flu season. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu and allergy products, there can be no assurance that the Company’s future sales of these products will necessarily follow historical patterns. Revenues for the Rx Pharmaceuticals, API and Other segments are generally not impacted significantly by seasonal conditions.

Materials Sourcing

High quality raw materials and packaging components are essential to all of the Company’s business units due to the nature of the products it manufactures. Raw materials and packaging components are generally available from multiple suppliers. While the Company has the ability to manufacture and supply certain API materials for the Rx Pharmaceuticals segment, certain components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic and other factors. Supplies of certain raw materials, bulk tablets and components are limited, or are available from one or only a few suppliers. Historically, the Company has been able to react to situations that require alternate sourcing. Should alternate sourcing be required, the nature of the FDA restrictions placed on products approved through the ANDA or NDA process could substantially lengthen the approval process for an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with substantially all of its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to its volume of purchases.

Environmental

The Company is subject to various environmental laws and regulations. The Company believes that the costs for complying with such laws and regulations will not be material to the business of the Company. The Company does not have any material remediation liabilities outstanding.

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. In June 2008, the Council of Ramat Hovav asserted third party claims in the aggregate amount of approximately $74,800 against several companies, including the Company, based upon these lawsuits. At this time, the Company cannot reasonably predict the outcome or the liability, if any, associated with these claims.

Government Regulation

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company’s products are subject to regulation by one or more U.S. agencies, including the FDA, the FTC, the DEA and the Consumer Product Safety Commission (CPSC), as well as several foreign, state and local agencies in localities in which the Company’s products are sold. In addition, the Company manufactures and markets certain of its products in accordance with standards set by organizations, such as the United States Pharmacopoeial Convention, Inc. (USP) and NSF International (NSF). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

U.S. Food and Drug Administration

The FDA has jurisdiction over the Company’s marketing of ANDA, NDA and OTC monograph drug products and the marketing of dietary supplements, which are regulated as foods. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage and distribution of these products.

OTC and Generic Prescription Pharmaceuticals. The majority of the Company’s OTC pharmaceuticals are regulated under the OTC Monograph System and subject to certain FDA regulations. Under the OTC Monograph System, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an ANDA or NDA prior to marketing. The FDA OTC Monograph System includes well-known ingredients and specifies requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC Monograph System must conform to specific quality and labeling requirements; however, these products generally can be developed with fewer regulatory hurdles than those products that require the filing of an ANDA or NDA. It is, in general, less costly to develop and bring to market a product produced under the OTC Monograph System. From time to time, adequate information may become available to the FDA regarding certain ANDA or NDA drug products that will allow the reclassification of those products as no longer requiring the approval of an ANDA or NDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC Monograph System. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products.

The Company also markets generic prescription drugs and other products that have switched from prescription to OTC status. These products require approval by the FDA through its ANDA or NDA processes before they can be commercialized. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing and control issues, bioequivalence, packaging and labeling. The ANDA process generally requires less time and expense for FDA approval than the NDA process. For approval of an ANDA, the Company must demonstrate that the product is bioequivalent to a marketed product that has previously been approved by the FDA and that the Company’s manufacturing process meets FDA standards. This approval process for an ANDA may require that bioequivalence studies be performed using a small number of subjects in a controlled clinical environment, and for certain topical generic products, demonstration of efficacy in comparative clinical studies. Approval time currently averages nineteen months from the date the ANDA is submitted. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes can be implemented and whether prior FDA approval is required.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act), a company submitting an NDA can obtain a three-year period of marketing exclusivity for an Rx product or an Rx to OTC switch product if the company performs a clinical study that is essential to FDA approval of the NDA. Longer periods of exclusivity are possible for new chemical entities and orphan drugs. These exclusivity periods could prevent other companies from obtaining approval of any ANDAs or certain other pending applications for the product. Unless the Company establishes relationships with the companies having exclusive marketing rights, or the Company conducts its own clinical trials, the Company’s ability to market Rx to OTC switch products and offer its customers products comparable to the national brand products could be delayed if the three-year exclusivity is granted to the initiating company. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company will obtain the approvals to market Rx or Rx to OTC switch products or, alternatively, that the Company will be able to obtain these products from other manufacturers.

Under the FDA Modernization Act of 1997, a manufacturer may obtain an additional six months (which, under certain circumstances, may be extended to one year) of exclusivity if the innovator conducts pediatric studies requested by the FDA on the product. This exclusivity will, in certain instances, delay FDA approval and the sales by the Company of certain ANDA and other products.

If the Company is first to file its ANDA and meets certain requirements relating to the patents owned or licensed by the brand company, the Company may be entitled to a 180-day generic exclusivity for that product. When a company submits an ANDA, the company is required to include a patent certification to certain patents that cover the innovator product. If the ANDA applicant challenges the validity of the innovator’s patent or certifies that its product does not infringe the patent, the product innovator may sue for infringement. The legal action would not ordinarily result in material damages but could prevent the Company from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action and that action could have the effect of triggering a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months. In addition, if exclusivity is granted to the Company, there can be no assurance that the Company will be able to market the product at the beginning of the exclusivity period or that the exclusivity will not be shared with other generic companies, including authorized generics. As a result of events that are outside of the Company’s control, the Company may forfeit its exclusivity. Finally, if the Company is not first to file its ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of the Company’s product.

The Company’s prescription drug products that are marketed without approved applications, most notably many of those acquired from Glades, must meet certain manufacturing and labeling standards established by the FDA. The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s June 2006 compliance policy guide, titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against unapproved drugs in certain categories, such as those marketed as unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. See further information in Item 1A. Risk Factors.

All facilities where Rx and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA cGMPs. All of the Company’s ANDA, NDA and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company’s facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the Company related to the products made in that facility, including seizure, injunction or recall.

The Company submits DMFs for active pharmaceutical ingredients to be commercialized in the U.S. The DMF filings provide an efficient mechanism for FDA review while protecting the Company’s proprietary information related to the manufacturing process. The manufacturing facilities are inspected by the FDA to assess cGMP compliance. The manufacturing facilities and production procedures utilized at the manufacturing facilities must meet FDA standards before products may be exported to the U.S. For European markets, the Company submits a European DMF and, where applicable, obtains a certificate of suitability from the European Directorate for the Quality of Medicines.

Dietary Supplements. The Dietary Supplement Health and Education Act of 1994 (DSHEA) amended the Federal Food, Drug and Cosmetic Act to, among other things: (1) define dietary supplements and dietary ingredients, (2) require ingredient and nutrition labeling for dietary supplements, (3) permit “structure/function” statements for dietary supplements, and (4) permit the display of certain published literature where supplements are sold. Although dietary supplements are regulated as foods, the FDA is prohibited from regulating the dietary ingredients in supplements as food additives.

DSHEA requires that the FDA be notified at least 75 days in advance of the introduction of a dietary supplement that contains a dietary ingredient that was neither marketed prior to October 15, 1994 nor was present in the food supply in a form where the food had not been chemically altered. The notification must provide information establishing that the dietary supplement containing the dietary ingredient will reasonably be expected to be safe.

DSHEA provides for specific nutrition labeling requirements for dietary supplements that are slightly different than those for conventional foods. All supplements must bear a “Supplement Facts” box, which must list all of the supplement’s dietary ingredients using nomenclature as specified in FDA regulations. DSHEA also permits dietary supplements to bear statements (1) claiming a benefit related to a classical nutrient deficiency disease, provided the prevalence of the disease in the U.S. is disclosed, (2) describing the role of a nutrient or dietary ingredient intended to affect the structure or function in humans, (3) characterizing the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, and (4) describing general well-being from consumption of a nutrient or dietary ingredient.

The Company is subject to a Final Rule published by the FDA clarifying the types of statements permissible in dietary supplement labeling. The statements cannot expressly or implicitly state that a dietary supplement has any effect on a “disease,” which the FDA defined in the Final Rule.

As with foods in general, dietary supplement labeling may include a “health claim,” which characterizes the role of a nutrient to a disease or health-related condition. There are two types of health claims: (1) health claims authorized by FDA regulations based on significant scientific agreement among qualified scientific experts, and (2) “qualified health claims,” which may be made with a lower level of substantiation, provided that the FDA does not object to the claims. In each case, the health claim must be submitted to the FDA before it may be used.

On June 25, 2007, the FDA issued Final Good Manufacturing Practice (GMP) Regulations specific to Dietary Supplements, with an effective date one year from issuance. The Company continues to invest in its Dietary Supplement operations to ensure compliance with the regulations. The FDA stated that it will begin inspecting the industry after the June 25, 2008 compliance date, at which time the agency will likely clarify expectations related to compliance. The Company will continue to monitor FDA activities to ensure that its operations and quality systems are maintained in a state of compliance based on the current interpretation of the regulations. The Company cannot determine with certainty what effects the FDA’s future interpretations of the regulations will have on its business. The GMP regulations and FDA’s future interpretations of these regulations could, among other things, require expanded documentation of the manufacturing processes for certain products or additional analytical testing for certain ingredients. In addition, the Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.

U.S. Drug Enforcement Administration

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

The Company is subject to the requirements of the CSA and DEA regulations in the handling of any controlled substances in schedules II – V or any of the List I chemicals identified in the CSA. Specifically, the Company is subject to regulation in the current manufacture and distribution of products containing pseudoephedrine, a List I chemical. As a result of a series of amendments to the CSA, the DEA has imposed increased restrictions on the manufacture and distribution of pseudoephedrine products. For example, the Comprehensive Methamphetamine Control Act of 1996 was enacted to authorize the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine (PPA). While certain of the Company’s OTC drug products contain pseudoephedrine, which is a common ingredient in decongestant products, the Company’s U.S. products contain neither ephedrine nor PPA.

More recently, the Reauthorization Act of 2005 was signed into law on March 9, 2006. The Reauthorization Act of 2005 prevented the existing provisions of the Patriot Act from expiring and also included the Combat Meth Act. This law further amended the CSA and provided additional requirements on the sale of pseudoephedrine products. Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine or PPA (List I chemical products). The Act imposed quotas on manufacturers that limit the amount of product that can be manufactured. On July 10, 2007, the DEA published an Interim Rule establishing regulations to implement the import and production quotas for List I chemicals, including pseudoephedrine. The Company’s ability to import and manufacture pseudoephedrine products has been limited by the annual quota granted by the DEA.

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

Centers for Medicare Medicaid Services

The Centers for Medicare Medicaid Services (CMS) is responsible for enforcing legal requirements governing rebate agreements between the federal government and pharmaceutical manufacturers. Drug manufacturers’ agreements with the CMS provide that the drug manufacturer will remit to each state Medicaid agency, on a quarterly basis, the following rebates: for generic drugs marketed under ANDAs covered by a state Medicaid program, manufacturers are required to rebate 11% of the Average Manufacturer Price (AMP) (net of cash discounts and certain other reductions); for products marketed under NDAs, manufacturers are required to rebate the greater of 15.1% of the AMP (net of cash discounts and certain other reductions) or the difference between such AMP and the best price during a specified period. An additional rebate for products marketed under NDAs is payable if the AMP increases at a rate higher than inflation. The Company has such a rebate agreement in effect with the federal government. Federal and/or state governments have and are expected to continue to enact measures aimed at reducing the cost of drugs to the public, including the enactment in December 2003 of Medicare legislation that expanded the scope of Medicare coverage for drugs starting in January 2006. Management cannot predict the nature of such measures or their impact on the Company’s profitability. Various states have in recent years adopted supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates that cover patient populations that are not otherwise included in the traditional Medicaid drug benefit coverage. These supplemental rebate programs are generally designed to mimic the federal drug rebate program in terms of how the manufacturer rebates are calculated, e.g., as a percent of AMP. Although there are a number of supplemental rebate programs, they are insignificant in the aggregate compared to quarterly Medicaid drug rebate obligations.

In July 2007, the CMS issued a final rule for the calculation of the AMP, which pharmaceutical companies are required to report to the CMS. The CMS intends to use this calculation to help determine reimbursements to pharmacies that dispense medicines to Medicaid beneficiaries. Prior to this ruling, the CMS used the Average Wholesaler Price (AWP) in the calculation of the reimbursement. Additionally, the CMS has decided to publish manufacturer-specific AMP data. In mid-December 2007, a preliminary injunction was granted, resulting in postponement of the actual implementation of the rule. As of August 18, 2008, the relevant court case is still pending, resulting in a continual postponement of the rule. On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) became law. The law provides that no AMP data will be made available to the public prior to October 2009. The Company does not know how the new reimbursement model will affect the Company’s pharmacy customers or to what extent these customers will seek to pass on any increased Medicaid costs to the Company. It is also unknown how MIPPA will impact consumers' access to generic medicines, which could significantly affect the market for these products. The Company cannot predict how the sharing of manufacturer-specific data may impact competition in the marketplace.

Consumer Product Safety Commission

Under the Poison Prevention Packaging Act, the CPSC has authority to designate that dietary supplements and pharmaceuticals require child resistant closures to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring iron-containing dietary supplements and numerous pharmaceuticals to have these closures, and has established rules for testing the effectiveness of child resistant closures and for ensuring senior adult effectiveness.

Federal Trade Commission

The FTC exercises primary jurisdiction over the advertising and other promotional practices of marketers of dietary supplements and OTC pharmaceuticals and often works with the FDA regarding these practices. The FTC considers whether a product’s claims are substantiated, truthful and not misleading. The FTC is also responsible for reviewing mergers between pharmaceutical companies exceeding specified thresholds and investigating certain business practices relevant to the healthcare industry. For example, in accordance with the Medicare Prescription Drug Improvement and Modernization Act of 2003, agreements between NDA and ANDA holders relating to settlements of patent litigation involving paragraph IV certifications under the Hatch-Waxman Act, as well as agreements between generic applicants that have submitted ANDAs containing paragraph IV certifications where the agreement concerns either company’s 180-day exclusivity, must be submitted to the FTC (and the United States Department of Justice) for review. The FTC could challenge these business practices in administrative or judicial proceedings.

State Regulation

Most states regulate foods and drugs under laws that generally parallel federal statutes. The Company is also subject to other state consumer health and safety regulations which could have a potential impact on the Company’s business if the Company is ever found to be non-compliant. Additionally, logistics facilities that distribute generic prescription drugs are required to be registered within each state. License requirements and fees vary by state.

United States Pharmacopoeial Convention

The USP is a non-governmental, standard-setting organization. By reference, the Federal Food, Drug and Cosmetic Act incorporates the USP quality standards and monographs as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most Rx and OTC pharmaceuticals and many nutritional supplements. The FDA typically requires USP compliance as part of cGMP compliance.

NSF International

NSF is an independent, not-for-profit, non-governmental organization providing risk management services for public health and safety. Its services include standards development, product certification, safety audits, management systems registration and education programs. NSF is accredited by the American National Standards Institute, the Occupational Safety and Health Administration and the Standards Council of Canada. These accreditations attest to the competency of services provided by NSF and compliance with established national and international standards for third-party certification.

The NSF Good Manufacturing Practices Dietary Supplement Program enables manufacturers to become independently registered by NSF as conforming to voluntary standards that provide a system of processes, procedures and documentation to assure the product produced has the strength, composition, quality and purity represented on the product label. The Company’s nutritional facility has earned NSF GMP registration and also has approximately 75 store brand products certified under NSF/ANSI Standard 173 for dietary supplement products.

Foreign Regulation

The Company, through its affiliates located in the U.K., manufactures, packages and distributes OTC pharmaceuticals and nutritional products and provides contract manufacturing and packaging services for major pharmaceutical and healthcare companies in the U.K. and for export to markets outside the U.K. The manufacturing, processing, formulation, packaging, testing, labeling, advertising and sale of these products are subject to regulation by one or more U.K. agencies, including the Medicines and Healthcare Products Regulatory Agency, the Department of Health, the Department of the Environment, Her Majesty’s Customs and Excise, the Department of Trade and Industry, the Health and Safety Executive and the Department of Transport.

The Company manufactures, packages and distributes Rx pharmaceutical, OTC pharmaceutical and nutritional products in Mexico. The manufacturing, processing, formulation, packaging, labeling, testing, advertising and sale of these products are subject to regulation by one or more Mexican agencies, including the Health Ministry, the Commercial and Industrial Secretariat, the Federal Work’s Secretariat, the Environmental Natural Resources and Fishing Secretariat, the Federal Environmental Protection Ministry, and the Treasury and Public Credit Secretariat and its Customs Government department.

The Company exports OTC pharmaceutical and nutritional products to foreign countries. Government regulations for exporting these products are covered by the FDA and where appropriate, DEA laws, as well as each individual country’s requirements for importation of such products. Each country requires approval of these products through a registration process by that country’s regulatory agencies. These registrations govern the process, formula, packaging, testing, labeling, advertising and sale of the Company’s products and regulate what is required and what may be represented to the public on labeling and promotional material. Approval for the sale of the Company’s products by foreign regulatory agencies may be subject to delays.

In Europe and Israel, the manufacture and sale of pharmaceutical products are regulated in a manner similar in many respects to that in the U.S. Legal requirements generally prohibit the handling, manufacture, marketing and importation of any pharmaceutical product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain medical data related to product efficacy and safety, including results of clinical testing and references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or manufactured and marketed other than in accordance with registration conditions. Data exclusivity provisions exist in many countries, including in the European Union, where these provisions were recently extended, although the application is not uniform. Similar provisions may be adopted by additional countries, including Israel, where legislation has been proposed. In general, these exclusivity provisions prevent the approval and/or submission of generic drug applications to the health authorities for a fixed period of time following the first approval of the brand-name product in that country. As these exclusivity provisions operate independently of patent exclusivity, they may prevent the submission of generic drug applications for some products even after the patent protection has expired.

Conditions in Israel

The Company’s Israeli operations, which include manufacturing and research and development, are subject to Israeli law. Political, economic and military conditions in Israel directly affect the Company’s operations and the Company could be adversely affected by hostilities involving Israel or a significant recession or downturn in the economic or financial condition of Israel. See Item 1A. Risk Factors – Conditions in Israel for further information.

Employees

As of August 8, 2008, the Company had approximately 6,200 full-time and temporary employees worldwide, who were located as follows:

Country	Total Number of Employees	Number of Employees Covered by Collective Bargaining Agreements
U.S.	3,500	200
Israel	1,700	300
U.K.	500	-
Mexico Rest of the world	400 100	200 75

Item 1A.	Risk Factors. (Dollar amounts in thousands)

Regulatory Environment

Several U.S. and foreign agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising and sale of the Company’s products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standards organizations. Should the Company or one of its third party service providers used in the development or commercialization of product fail to adequately conform to these regulations and guidelines, there may be a material adverse impact on the operating results of the Company. In particular, packaging, labeling or marketing changes mandated by the FDA or state and local agencies can have a material adverse impact on the results of operations of the Company. Required changes could be related to safety or effectiveness issues. Similarly, the failure by the Company or one of its suppliers to comply with manufacturing, quality and testing guidelines and regulations could have a significant adverse impact on the Company’s operating results. There is also the risk that the FDA could require the Company to audit or repeat prior bioequivalence or clinical studies or the FDA could change or withdraw the approval governing such products, which could have a material adverse impact on the results of the Company's operations. The Company believes that it has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded. See Item 1. Business – Government Regulation.

In October 2007, the FDA convened a joint meeting of the Pediatric and Non-Prescription Drugs Advisory committees to discuss the safety and efficacy of OTC cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. In January 2008, the FDA issued a Public Health Advisory recommending against the use of OTC cough and cold products in children under two years of age and announced that the FDA planned to issue recommendations in the second quarter of 2008 with respect to the use of OTC cough and cold products in children two through eleven years of age. The FDA has also indicated that the recommendations could include removing pediatric cough and cold products from the marketplace altogether by issuing a proposed rule recommending OTC cough and cold products for children under twelve not be generally recognized as safe and effective. The FDA has not yet made any recommendation. The Company’s fiscal 2008 revenues for cough and cold products marketed specifically for use in children ages two to twelve years old were approximately $12,000. Sales of the Company’s pediatric cough and cold products could be adversely affected by such recommendations.

The FDA’s policy regarding the award of a 180-day market exclusivity period to generic manufacturers who successfully challenge patents relating to specific products continues to be the subject of extensive litigation in the U.S. The FDA’s current interpretation of Hatch-Waxman is to award 180 days of exclusivity to the first generic manufacturer who files a successful paragraph IV certification under Hatch-Waxman challenging the patent of the branded product, regardless of whether the manufacturer was sued for patent infringement. Although the FDA’s interpretation may benefit some of the products in the Company’s pipeline, it may adversely affect others. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides that the 180-day market exclusivity period provided under Hatch-Waxman is triggered by the commercial marketing of the product. However, the Medicare Prescription Drug Act also contains forfeiture provisions which, if met, will deprive the first paragraph IV filer of exclusivity. Additionally, the manufacturer of the branded product may launch a generic version of its own drug, known as an authorized generic. Under certain circumstances, the Company may not be able to fully exploit its 180-day exclusivity period resulting from it being the first filer.

In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted into law. This law gives the FDA new powers to restrict medications that raise serious safety concerns. This law requires, and provides funding for, the FDA to monitor drugs after they go on the market. In addition, this law requires companies to make public the results of many of their studies. Under this new law, the FDA has the authority to require new studies, limit distribution or order label changes. Because of this law, the Company’s ability to bring new and current products to market could be impeded, which could have a negative material impact on the Company’s financial position or results of operations.

The Company's prescription drug products that are marketed without approved applications, most notably many of those acquired from Glades, must meet certain manufacturing and labeling standards established by the FDA. The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s June 2006 compliance policy guide, titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against unapproved drugs in certain categories, such as those marketed as unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. The Company believes that so long as it complies with applicable manufacturing and labeling standards it will be consistent with the FDA's current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual product or group of products. If the FDA were to do so, the Company may be required to seek FDA approval for these products or withdraw such products from the market. For fiscal 2008, the Company’s annual sales for such unapproved products were approximately $15,000.

The FDA held a public meeting on November 14, 2007 to explore the public health benefit of creating a new Behind-The-Counter (“BTC”) class of drugs. Drugs placed in this category would be available without a prescription, but only after intervention by a pharmacist. It is not known at this time what, if any, action the FDA will take in response to this issue. Certain actions by the FDA, such as moving certain OTC products to BTC, could have a material adverse effect on the operating results of the Company.

All facilities where Rx and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA cGMPs. All of the Company’s ANDA, NDA and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. Effective June 25, 2008, all facilities where dietary supplements are manufactured, tested, packaged, stored or distributed must comply with the GMP regulations for dietary supplements published in the Federal Register on June 25, 2007. The FDA performs periodic audits to ensure that the Company’s facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the Company related to the products made in that facility, including seizure, injunction or recall, and could have a material adverse effect on the Company’s financial condition or operating results.

Commercialization of New Products / Research and Development

The Company’s future results of operations depend, to a significant degree, upon its ability to successfully commercialize additional OTC and generic drugs and/or innovative pharmaceuticals and API. The Company must develop, test and manufacture generic prescription products as well as prove that its generic prescription products are bioequivalent to their branded counterparts, which often requires bioequivalency studies or even more extensive clinical trials in the case of topical products. OTC drugs may require bioequivalency studies as well. All major products must meet regulatory standards and receive regulatory approvals. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, may be the subject of intellectual property challenges, necessary regulatory approvals may not be obtained in a timely manner, if at all, and the Company may not be able to successfully and profitably produce and market such products. Delays in any part of the process or the Company’s inability to obtain regulatory approval of its products (including products developed by others to which the Company has exclusive marketing rights) could adversely affect operating results by restricting or delaying its introduction of new products. Even upon the successful development of a product, the Company’s customer’s failure to launch a product could adversely affect operating results. Continuous introductions of new products and product categories are critical to the Company’s business. Product margins may decline over time due to the products’ aging life cycles, changes in consumer choice or developments in drug delivery technology. Therefore, new product introductions are necessary for maintenance of the Company’s current financial condition, and if the Company fails to introduce new products, the effect on its financial results could be materially adverse.

The Company’s investment in research and development is expected to remain at or slightly above recent levels, as a percentage of sales, due to the Company’s ongoing broadening of its OTC ANDA, topical generic Rx and specialty API product portfolio as well as several opportunities for new products that are switching from prescription to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party innovator in order to generate new products of this type is a critical element of the Company’s long-term plans. Should the Company fail to attract qualified employees, successfully develop products in a timely manner, or enter into reasonable agreements with third parties, long-term sales growth and profit would be adversely impacted.

Potential Volatility of Stock Price

The market price of the Company’s common stock has been, and could be, subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, adverse circumstances affecting the introduction or market acceptance of new products, product recalls, failure to meet published estimates of or changes in earnings estimates by securities analysts, announcements of new products or enhancements by competitors, receipt of regulatory approvals by competitors, sales of common stock by existing holders, loss of key personnel, market conditions in the industry, shortages of key product inventory components and general economic conditions.

Fluctuation in Quarterly Results

The Company’s quarterly operating results depend on a variety of factors including, but not limited to, the severity, length and timing of the cough/cold/flu season, the timing of new product approvals and introductions by the Company and its competitors, price competition, the magnitude and timing of research and development investments, changes in the levels of inventories maintained by the Company’s customers and the timing of retailer promotional programs. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

Competitive Issues

The markets for OTC pharmaceutical, nutritional, generic pharmaceutical and API products are highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. Competition also comes from national brand companies and brand pharmaceutical companies. That competition could be intensified should those companies lower prices or manufacture their own store brand or generic equivalent products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of store brand competitors and the impact of national brand companies lowering prices of their products or operating in the store brand market could have a material adverse impact on financial results. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company’s financial position or results of operations.

Selling prices of generic drugs typically decline, sometimes dramatically, as competition intensifies due to additional companies receiving approvals for a given product or brands launching authorized generics. To the extent that the Company succeeds in being the first to market a generic version of a significant product, the Company’s sales and profit can be substantially increased in the period following the introduction of such product and prior to a competitor’s introduction of an equivalent product. The Company’s ability to sustain its sales and profitability on any product over time is dependent on both the number of new competitors for such product, some of whom may be significantly larger than the Company, and the timing of their approvals.

Certain competitors are choosing to consolidate in the generic pharmaceutical and nutritional industries. These consolidations may create larger companies with which the Company must compete and provide further pressure on prices, development activities or customer retention. The impact of future consolidation in the industry could have a material impact on the Company’s financial position or results of operations.

The Company’s API business is subject to increased competition from other manufacturers of API located in Europe and developing countries, such as India and China. Such competition may result in loss of API customers and/or decreased profitability in this business segment.

Store Brand Product Growth

The future growth of domestic store brand products will be influenced by general economic conditions, which can influence consumers to switch to store brand products, consumer perception and acceptance of the quality of the products available, the development of new products and/or product delivery forms, the market exclusivity periods awarded on Rx to OTC switch products and the ongoing or growing strength of the retailers’ brands in the market. The Company does not advertise like the national brand companies and thus is dependent on retailer promotional spending to drive sales volume and increase market share. Growth opportunities for the products in which the Company currently has a significant store brand market share (cough/cold/flu, analgesic, smoking cessation and gastrointestinal products) will be driven by the ability to offer new products to existing domestic customers. Branded pharmaceutical companies may use state and federal regulatory and legislative means to limit the availability of brand equivalent products. Should store brand growth be limited by any of these factors, there could be a significant adverse impact on the operating results of the Company.

Healthcare and Legal Reforms

Increasing expenditures for healthcare have been the subject of considerable public attention in North America, Israel and many European countries. Both private and governmental entities are seeking ways to reduce or contain healthcare costs. In many countries in which the Company currently operates, pharmaceutical prices are subject to regulation. In the U.S., numerous proposals that would effect changes in the U.S. healthcare system and the pharmaceutical industry have been introduced or proposed in Congress and in some state legislatures that could include, but not be limited to, intellectual property, regulatory, antitrust, drug pricing and product liability issues. Similar activities are taking place throughout Europe. As a result of governmental budgetary constraints, the Israel Ministry of Health and the major Israeli health funds have sought to further reduce healthcare costs by, among other things, applying continuous pressure to reduce pharmaceutical prices and inventory levels. The Company cannot predict the nature of the measures that may be adopted, how they will be interpreted by the courts or the administrative agencies charged with enforcing them or their impact on the marketing, pricing and demand for its products.

In July 2007, the CMS issued a final rule for the calculation of the AMP, which pharmaceutical companies are required to report to the CMS. The CMS intends to use this calculation to help determine reimbursements to pharmacies that dispense medicines to Medicaid beneficiaries. Prior to this ruling, the CMS used the AWP in the calculation of the reimbursement. Additionally, the CMS has decided to publish manufacturer-specific AMP data. In mid-December 2007, a preliminary injunction was granted, resulting in postponement of the actual implementation of the rule. As of August 18, 2008, the relevant court case is still pending, resulting in a continual postponement of the rule. On July 15, 2008, MIPPA became law. The law provides that no AMP data will be made available to the public prior to October 2009. The Company does not know how the new reimbursement model will affect the Company’s pharmacy customers or to what extent these customers will seek to pass on any increased Medicaid costs to the Company. It is also unknown how MIPPA will impact consumers' access to generic medicines, which could significantly affect the market for these products. The Company cannot predict how the sharing of manufacturer-specific data may impact competition in the marketplace.

Pseudoephedrine

Several Arkansas counties, led by and including Independence County, filed a lawsuit against the Company and various manufacturers and distributors of products containing pseudoephedrine, which can be used to produce methamphetamine, an illegal drug. Through this lawsuit, the plaintiff counties sought to recoup as damages some of the expenses they have incurred to combat methamphetamine use and addiction. They also sought punitive damages, disgorgement of profits and attorneys’ fees. On February 11, 2008, the court granted defendants’ motion for summary judgment and dismissed this case with prejudice. The plaintiffs have appealed that decision. While the Company believes that the lawsuit is without merit and intends to vigorously defend against it if the appeal of the dismissal is successful, the Company cannot predict whether this issue will have a material impact on its results of operations.

Phenylephrine

The Non-Prescription Drug Advisory Committee (“NDAC”) met on December 14, 2007 to discuss the efficacy of phenylephrine, an active ingredient used in various cough and cold products as a decongestant. The NDAC vote recommended that available data "is supportive" of the efficacy of phenylephrine at 10 milligrams. In addition, the NDAC recommended additional studies to assess the efficacy of a 10 milligram dose of phenylephrine. The recommendations by the NDAC are not binding on the FDA. It is not known at this time what, if any, further action the FDA or industry will take in response to recommendations of the NDAC. In fiscal 2008, products containing phenylephrine generated revenues of approximately $51,000. Certain actions by the FDA, such as mandating label and packaging changes, could have an adverse effect on the operating results of the Company.

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

In October 2007, the Dextromethorphan Abuse Reduction Act of 2007 was introduced, which would prevent teens under the age of 18 from purchasing OTC cough medicine containing dextromethorphan in finished dosages and concentrations. Legislation imposing similar age restrictions on purchases of dextromethorphan in finished dosages has also been introduced by at least one state. It is possible that any of the states or the federal government could introduce and pass legislation imposing additional or different restrictions on the sale of dextromethorphan in finished dosage form, including but not limited to, requiring a minimum age to purchase product, limiting the amount a consumer may purchase, requiring a prescription and/or placing the product in a more controlled position of sale behind the pharmacy counter of a retailer. In fiscal 2008, products containing dextromethorphan generated revenues of approximately $79,000. The Company cannot predict whether any of the proposed legislation will be passed or, if it is passed, its impact on future revenues attributable to these products.

Product Issues – Effect of Misuse and Publicity

The Company’s products are safe and effective when used in accordance with label directions. However, certain products contain ingredients that can be, and in some cases are, used for improper purposes. As previously discussed, pseudoephedrine and dextromethorphan are two of these ingredients, but others may exist. Increasingly, various efforts are employed by federal and state governments in an effort to curb this misuse, including the consideration of additional legislation or regulation that may result in further restrictive requirements for the manufacture or sale of products containing these ingredients. The Company cannot predict if or when any additional legislation or regulation will be approved. If this type of additional legislation or regulation is approved, it could have an adverse impact on the Company’s results of operations.

The Company believes that growth in the nutritional products business is based largely on national media attention regarding scientific research suggesting potential health benefits from regular consumption of certain vitamin and other nutritional products. There can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings. In the event of future unfavorable scientific results or media attention, the Company’s sales of nutritional products could be materially adversely impacted.

Source of Raw Materials and Supplies

Affordable high quality raw materials and packaging components are essential to all of the Company’s business units due to the nature of the products it manufactures. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, bulk tablets and finished goods purchased by the Company are limited, or are available from one or only a few suppliers. In such situations, increased prices, rationing and shortages can occur. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials, bulk tablets and finished goods. The nature of FDA restrictions placed on products approved through the ANDA or NDA process could substantially lengthen the approval process for an alternate material source. Certain material shortages and approval of alternate sources could adversely affect financial results. The rapid increase in cost of many raw materials from inflationary forces, such as increased energy costs, and the Company’s ability or inability to pass on these increases to its customers, could have a material impact on the Company’s financial results.

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

Legal Exposure

From time to time, the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters, workers’ compensation, product liability, environmental remediation issues and state or federal regulatory issues. See Item 3. Legal

Proceedings. Litigation is unpredictable and can be costly. No assurance can be made that litigation will not have a material adverse effect on the Company’s financial position or results of operations in the future. Similarly, judicial decisions in proceedings to which the Company is not a party may result in the setting of legal precedent that could affect the future operation of the Company’s business. In addition, the Company may face environmental exposures including, for example, those relating to discharges from and materials handled as part of its operations, the remediation of soil and groundwater contaminated hazardous substances or wastes, and the health and safety of its employees. While the Company does not have any material remediation liabilities currently outstanding, the Company may in the future face liability for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its currently or formerly owned property, or from a third party disposal facility that it may have used, without regard to whether the Company knew of, or caused, the presence of the contaminants. The actual or alleged presence of, or failure to remediate properly, these substances could have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. There can be no assurance that environmental liabilities and costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Customer Issues

Sales to the Company’s largest customer, Wal-Mart, comprised approximately 20% of fiscal 2008 net sales. Should Wal-Mart’s current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company’s financial position and results of operations. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. If the Company’s relationship with one or more of these customers changes significantly, it could have a material adverse impact on the Company’s financial position and results of operations.

Maintaining the supply relationships with the Company’s customers is critical to its success. If the Company is unable to deliver to expected customer service levels, customers may choose to assess penalties, obtain alternate sources for products, withhold new product introductions and/or end the relationship with the Company. Customers may limit the level of product sourcing with the Company in protection of the customer’s own interests. Any or all of these factors could have a material adverse impact on the Company’s financial position and results of operations.

Retailer consolidation could have an adverse impact on future sales growth. If a large customer should encounter financial difficulties, the Company’s exposure on uncollectible receivables and unusable inventory, as well as the potential loss of future sales, could result in a material adverse impact on the Company’s financial position or results of operations.

Conditions in Israel

The Company has significant manufacturing and research and development facilities in Israel. Political, economic and military conditions in Israel directly affect the Company’s operations, and the Company could be adversely affected by current or future hostilities involving Israel or a significant recession or downturn in the economic or financial condition of Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel in recent years. The level of hostilities increased significantly in July 2006 between Israel and Hezbollah in neighboring Lebanon. In the first quarter of fiscal 2007, these hostilities abated significantly. However, tensions in the region remain. These hostilities adversely affected Israel’s relationship with a number of countries in the region and elsewhere, as well as its relationship with international organizations.

While none of the Company’s facilities in Israel have been directly affected by hostile operations, there can be no assurance that a further escalation of hostilities will not impact the Company’s facilities. Furthermore, the Company’s employees in Israel include members of the Israeli military reserves, some of whom have been called up for active duty. If a significant number of the Company’s employees in Israel are called up for active duty in the military, the Company’s operations in Israel may be materially adversely affected.

Escalations of hostilities have disruptive effects on Israel’s economy, and any international economic sanctions against Israel could further harm Israel’s economy. These economic developments could have an adverse effect on the Company’s Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products businesses.

Furthermore, certain parties with whom the Company does business may decline to travel to Israel, which would force the Company to make alternative arrangements where necessary. The United States Department of State has at times issued an advisory regarding travel to various sections of Israel. As a result of the State Department’s advisories, the FDA has at various times curtailed or prohibited its inspectors from traveling to Israel to inspect the facilities of Israeli companies, and should this occur with respect to the Company’s Israeli facilities, the FDA could withhold approval for new products intended to be produced at those facilities.

Although it has not yet occurred, the political and security situation in Israel may result in certain parties with whom the Company has contracts claiming that they are not obligated to perform their commitments pursuant to force majeure provisions of those contracts.

The Company could experience disruption of its manufacturing and research and development facilities due to terrorist acts or military actions. If terrorist acts or military actions were to result in substantial damage to the Company’s facilities, business activities would be disrupted since, with respect to most products, the Company would need to obtain prior FDA approval for a change in manufacturing site. The Company’s insurance may not adequately compensate it for losses that may occur and any losses or damages incurred by the Company could have a material adverse effect on its business.

Some neighboring countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. The Company is also precluded from marketing its products to certain of these countries due to U.S. and Israeli regulatory restrictions. Because none of the Company’s revenue is currently derived from sales to these countries, the Company believes that the boycott has not had a material adverse effect on its current operations. However, continuation or extension of the boycott or implementation of additional restrictive laws, policies or practices directed towards Israel or Israeli businesses could have an adverse impact on the expansion of the Company’s business.

Patent and Trade Dress Issues

The Company’s ability to bring new products to market is limited by certain patent, trademark and trade dress factors including, but not limited to, the existence of patents protecting brand products for the Consumer Healthcare, Rx Pharmaceuticals and API segments and the regulatory exclusivity periods awarded on products that have switched from Rx to OTC status. The cost and time to develop these prescription and switch products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. The Company may have to defend against charges that it violated patents or proprietary rights of third parties. The Company’s defense against charges that it infringed third party patents or proprietary rights could require the Company to incur substantial expense and to divert significant effort of its technical and management personnel. If the Company is found to have infringed on the rights of others, it could lose its right to develop or manufacture some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.

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

At times, the Company may seek approval to market generic prescription products before the expiration of patents for those products, based upon its belief that such patents are invalid, unenforceable or would not be infringed by its products. As a result, the Company may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, the Company may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision or while an appeal of a lower court decision is pending. This is referred to in the pharmaceutical industry as an "at risk" launch. The risk involved in an "at risk" launch can be substantial because, if a patent holder ultimately prevails, the remedies available to such holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits the Company makes from selling the generic version of the product. By electing to proceed in this manner, the Company could face substantial damages if the final court decision is adverse to the Company. In the case where a patent holder is able to prove that the Company’s infringement was “willful” or “exceptional”, the definition of which is subjective, the patent holder may be awarded up to three times the amount of its actual damages. In the third quarter of fiscal 2008, the Company launched clobetasol propionate foam, 0.05%, the generic version of Connetics’ (now known as Stiefel) Olux® Foam, 0.05%, at risk. In the first quarter of fiscal 2009, the Company and Connetics settled the patent litigation, eliminating the “at risk” nature of the launch.

Israel – Government Grants and Tax Benefits

The Company has received grants for research and development from the Office of the Chief Scientist in Israel’s Ministry of Industry and Trade. To continue to be eligible for these grants, the Company’s development projects must be approved by the Chief Scientist on a case-by-case basis. If the Company’s development projects are not approved by the Chief Scientist, the Company will not receive grants to fund these projects, which would increase research and development costs. The receipt of such grants subjects the Company to certain restrictions and pre-approval requirements which may be conditioned by additional royalty payments with rights to transfer intellectual property and/or production abroad. The Company also receives tax benefits, in particular exemptions and reductions, as a result of the approved enterprise status of certain existing operations in Israel. To be eligible for these tax benefits, the Company must maintain its approved enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in itself and its Israeli subsidiaries and by meeting projections provided to the regulatory agencies. If the Company fails to meet these conditions in the future, the tax benefits would be canceled, and the Company could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. If such benefits are reduced or eliminated in the future, the Company’s results of operations will be adversely impacted.

Manufacturing Facilities

The Company’s U.S. operations are concentrated in Allegan, Michigan; Greenville, South Carolina and the Bronx, New York. Approximately 68% of the Company’s revenues are related to these manufacturing facilities. The Company has concentrated manufacturing facilities in Israel, which comprise approximately 12% of the Company’s revenues. A significant disruption resulting from, but not limited to, fire, tornado, storm, material supply, insufficient quality, or flu pandemic at any of the Company’s facilities could impair its ability to develop, produce and/or ship products on a timely basis, which could have a material adverse effect on the Company’s business, financial position and operating results.

Protection of Intellectual Property Rights

The Company’s success with certain of its products depends, in part, on its ability to protect and defend its intellectual property rights. If the Company fails to adequately protect its intellectual property, competitors may manufacture and market similar products. The Company has been issued patents covering certain of its products, and has filed, and expects to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the U.S. Any existing or future patents issued to or licensed by the Company may not provide it with any significant competitive advantages for its products or may even be challenged, invalidated or circumvented by competitors. In addition, such patent rights may not prevent the Company’s competitors from developing, using or commercializing non-infringing products that are similar or functionally equivalent to its products.

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

Customs and Trade Regulation

The Company imports and exports products and raw materials from several jurisdictions around the world. This process involves Company subsidiaries and third parties operating in a number of jurisdictions with different customs and import/export regulations. The regulations are subject to change from time to time and the Company cannot predict the nature, scope or impact of these changes upon the Company’s operations. The Company is subject to periodic reviews and audits by U.S. and foreign authorities responsible for administering these regulations. To the extent that the Company is unable to successfully defend itself against an audit or review, the Company may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact the Company’s gross margins and operating results. Certain of the Company’s facilities operate in a special purpose subzone established by the U.S. Department of Commerce Foreign Trade Zone Board, which allows the Company certain tax advantages on products and raw materials shipped through these facilities. If the U.S. Department of Commerce Foreign Trade Zone Board were to revoke the subzone designation or limit its use by the Company, the Company could be subject to increased duties, which may negatively impact the Company’s gross margins and operating results.

International Operations

The Company sources certain key raw materials from foreign suppliers in countries that include, but are not limited to, Canada, China, Denmark, Germany, India and Mexico. The Company continues to increase its revenues outside the U.S. The Company’s primary markets for the sale of its products outside the U.S. are Canada, Germany, Israel, Mexico and the U.K. The Company may have difficulty in international markets due, for example, to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural bases and political systems. Sales to customers outside the U.S. and foreign raw material purchases expose the Company to a number of risks, including unexpected changes in regulatory requirements, possible difficulties in enforcing agreements, longer payment cycles, longer shipping lead-times, inefficient port operations, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic or political instability, embargoes, military hostilities or exchange controls. In addition, the Company cannot predict the length of the impact the 2008 Beijing Summer Olympics may have on the supply chain processes of the Company’s primary and secondary suppliers located in China. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Dependence on Personnel

The Company’s future success will depend in large part upon its ability to attract and retain highly skilled employees. Key functions for the Company include executive managers, operational managers, research and development scientists, information technology specialists, financial and legal specialists, regulatory professionals, quality compliance specialists and sales/marketing personnel. Should the Company be unable to attract or retain key qualified employees, future operating results may be adversely impacted.

Goodwill and Other Intangibles

The Company tests goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company’s testing in the 2008 fiscal year resulted in no impairment charges related to goodwill.

Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships and trade names and trademarks. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. See Note G for further information regarding impairment of intangible assets.

Insurance Costs

The Company maintains insurance, including property, general and product liability, and directors’ and officers’ liability, to protect itself against potential loss exposures. To the extent that losses occur, there could be an adverse effect on the Company’s financial results depending on the nature of the loss and the level of insurance coverage maintained by the Company. The Company cannot predict whether deductible or retention amounts will increase or whether coverage will be reduced in the future. From time to time, the Company may reevaluate and change the types and levels of insurance coverage that it purchases.

Exposure to Product Liability Claims

The Company, like retailers and other distributors and manufacturers of products that are ingested, is exposed to product liability claims in the event that, among other things, the use of its products results in injury. There is no assurance that product liability insurance will continue to be available to the Company at an economically reasonable cost (or at all for certain products) or that the Company’s insurance will be adequate to cover liability that the Company incurs in connection with product liability claims. See Item 3. Legal Proceedings.

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

The Company anticipates that cash, cash equivalents, investment securities, cash flows from operations and borrowings under its credit facilities will substantially fund working capital and capital expenditures. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits has been significantly influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities. The Company’s current capital structure, results of operations and cash flow needs could be materially impacted by acquisitions.

Interest Rate Implication

The Company incurs interest expense related to its debt obligations, including its credit facilities in the U.S., Israel and Germany. These facilities may employ fixed interest rates, variable interest rates based on prime, LIBOR or EURIBOR or rates linked to consumer price indices. Interest income is related to investing cash on hand in various investments whereby the interest rate is determined on the day the investment is made. Accordingly, interest expense and income are subject to fluctuation due to the variability of interest rates and indices.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following is a list of the primary facilities owned or leased by the Company and the segment(s) that are generally supported by the facility as of August 8, 2008:

Location	No. of Facilities	Approx. Square Footage		Segments
		Owned	Leased

Michigan	11	1,800,000	-	Consumer Healthcare, Rx Pharmaceuticals
New York	3	-	267,000	Consumer Healthcare, Rx Pharmaceuticals
South Carolina	4	200,000	270,000	Consumer Healthcare
Barnsley, U.K.	1	-	100,000	Consumer Healthcare
Braunton, U.K.	1	230,000	-	Consumer Healthcare
Ramos Arizpe, Mexico	3	170,000	30,000	Consumer Healthcare
Yeruham, Israel	2	1,003,000	-	Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic Products(1), API, Israel Consumer Products(1)
B’nei-Brak, Israel	4	-	107,000	Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic Products(1), API, Israel Consumer Products(1)
Ramat Hovav, Israel	1	437,000	-	API
Petach-Tikva, Israel	1	216,000	-	Israel Consumer Products(1)
Wiesbaden, Germany	1	-	114,000	API

(1)	Represents operating segment included in Other category.

Subsequent to its year-end, the Company’s U.K. subsidiary located in Swadlincote, U.K. was sold to NeutraHealth plc. See Note Q of Notes to Consolidated Financial Statements for information regarding this transaction.

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

Several Arkansas counties, led by and including Independence County, filed a lawsuit against the Company and various manufacturers and distributors of products containing pseudoephedrine, which can be used to produce methamphetamine, an illegal drug. Through this lawsuit, the plaintiff counties sought to recoup as damages some of the expenses they have incurred to combat methamphetamine use and addiction. They also sought punitive damages, disgorgement of profits and attorneys’ fees. On February 11, 2008, the court granted defendants’ motion for summary judgment and dismissed this case with prejudice. The plaintiffs have appealed that decision. While the Company believes that the lawsuit is without merit and intends to vigorously defend against it if the appeal of the dismissal is successful, the Company cannot predict whether this issue will have a material impact on its results of operations.

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. In June 2008, the Council of Ramat Hovav asserted third party claims in the aggregate amount of approximately $74,800 against several companies, including the Company, based upon these lawsuits. At this time, the Company cannot reasonably predict the outcome or the liability, if any, associated with these claims.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2008.

Additional Item. Executive Officers of the Registrant.

The executive officers of the Company and their ages and positions as of August 8, 2008 were:

Name	Age	Position
Judy L. Brown	40	Executive Vice President and Chief Financial Officer
Thomas M. Farrington	51	Senior Vice President and Chief Information Officer
John T. Hendrickson	45	Executive Vice President, Global Operations and Supply Chain
Todd W. Kingma	48	Executive Vice President, General Counsel and Secretary
Sharon Kochan	40	Executive Vice President, U.S. Generics
Refael Lebel	51	Executive Vice President and President, Perrigo Israel
Jeffrey R. Needham	52	Senior Vice President, Commercial Business Development
Joseph C. Papa	52	President and Chief Executive Officer
Michael R. Stewart	56	Senior Vice President, Global Human Resources
James C. Tomshack	57	Senior Vice President, Consumer Healthcare Sales
Louis W. Yu, Ph.D.	58	Senior Vice President, Global Quality and Compliance

Ms. Brown was named Executive Vice President and Chief Financial Officer in July 2006. She served as Vice President and Corporate Controller from September 2004 to July 2006. Previously, Ms. Brown held various senior positions in finance and operations at Whirlpool Corporation from 1998 to August 2004.

Mr. Farrington was named Senior Vice President and Chief Information Officer in October 2006. He formerly served as Chief Information Officer for F. Dohmen Co. in addition to serving as a division President for JASCORP LLC., from March 2003 to October 2006. Prior to that position, Mr. Farrington held various senior positions in information technology and finance at Dell, Inc. from 1999 to 2003.

Mr. Hendrickson was named Executive Vice President, Global Operations and Supply Chain in March 2007. He served as Executive Vice President and General Manager, Perrigo Consumer Healthcare from August 2003 to March 2007. He served as Executive Vice President of Operations from October 1999 to August 2003. He is Chairman of the Board of Directors of the Consumer Healthcare Products Association and a member of the Associate Board of the National Association of Chain Drug Stores.

Mr. Kingma was named Executive Vice President in May 2006. He served as Vice President, General Counsel and Secretary from August 2003 to May 2006. Previously, Mr. Kingma held various positions at Pharmacia Corporation from 1991 through August 2003. His last position with Pharmacia Corporation was Vice President and Associate General Counsel, Global Specialty Operations.

Mr. Kochan was named Executive Vice President, U.S. Generics in March 2007. He served as Senior Vice President of Business Development and Strategy from March 2005 to March 2007. Mr. Kochan was Vice President, Business Development of Agis Industries (1983) Ltd. from July 2001 until the acquisition of Agis by Perrigo in March 2005.

Mr. Lebel was named Executive Vice President and President, Perrigo Israel in March 2005. He served as Agis’ Chief Executive Officer from August 2003 to March 2005 and was its Vice President and Chief Financial Officer from January 2001 to August 2003 and Finance Manager and Controller from October 1988 to December 2000.

Mr. Needham was named Senior Vice President, Commercial Business Development in March 2005. He served as Senior Vice President of International from November 2004 to March 2005. Previously, he served as Managing Director of Perrigo’s U.K. operations from May 2002 to November 2004, and he served as Vice President of Marketing from 1993 to 2002.

Mr. Papa joined the Company in October 2006 as President and Chief Executive Officer and, subsequently, was appointed as Chairman of the Board of Directors in October 2007. Previously, Mr. Papa served from December 2004 to October 2006 as Chairman and Chief Executive Officer of the Pharmaceutical and Technologies Services segment of Cardinal Health, Inc. Prior to that position, he served as President and Chief Operating Officer of Watson Pharmaceuticals from November 2001 to November 2004.

Mr. Stewart was named Senior Vice President, Global Human Resources in September 2004. He served as Vice President, Human Resources from July 1993 to September 2004.

Mr. Tomshack was named Senior Vice President, Consumer Healthcare Sales in August 1992.

Dr. Yu joined the Company in November 2006 as Senior Vice President, Global Quality and Compliance. Previously, Dr. Yu served from October 2005 to October 2006 as Vice President, Quality at CV Therapeutics Inc. Prior to that position, he served as Global Head of Quality & Compliance for Forest Laboratories, Inc. from April 1999 to October 2005.

PART II.

(Dollar and share amounts in thousands, except per share amounts)

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock was first quoted and began trading on the NASDAQ Stock Market on December 17, 1991 under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd. (Agis), the Company‘s common stock also began trading on the Tel Aviv Stock Exchange on March 16, 2005. As a result of NASDAQ’s bifurcation of its National Market into the National Global Market and the NASDAQ Global Select Market, the Company’s stock is now traded on the NASDAQ Global Select Market (NASDAQ).

Set forth below are the high and low prices for the Company’s common stock as reported on NASDAQ for the last eight quarters:

	Fiscal Year
	2008		2007
NASDAQ	High	Low	High	Low
First Quarter	$23.00	$18.13	$17.34	$14.63
Second Quarter	$36.86	$21.25	$18.69	$16.22
Third Quarter	$39.34	$29.70	$18.15	$16.09
Fourth Quarter	$43.08	$31.79	$20.65	$17.69

The number of record holders of the Company’s common stock as of August 8, 2008 was 1,288.

The graph below shows a five-year comparison of cumulative total return for the Company with the cumulative total returns for the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. Data points are, for the Company, the last day of each fiscal year and, for the indices, June 30 of each year. The last day of our fiscal year for fiscal years 2003 through 2008 is noted in each of the columns below. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG PERRIGO COMPANY, THE NASDAQ STOCK MARKET (U.S.) INDEX,

AND THE NASDAQ PHARMACEUTICAL INDEX

	6/28/2003	6/26/2004	6/25/2005	7/1/2006	6/30/2007	6/28/2008
PERRIGO COMPANY	$100	$120	$91	$105	$129	$215
NASDAQ COMPOSITE	$100	$129	$128	$136	$164	$143
NASDAQ PHARMACEUTICAL	$100	$110	$102	$114	$116	$111

*	$100 invested on June 28, 2003 in stock or index - including reinvestment of dividends.

Indexes calculated on month-end basis.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $18,219, $16,476 and $15,613, or $0.195, $0.178 and $0.168 per share, during fiscal 2008, 2007 and 2006, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. This plan will expire on February 2, 2010. The previous repurchase plan was approved on February 8, 2007 and was exhausted during the third quarter of fiscal 2008. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan’s formula, which is generally based on the market price of the Company’s stock. In accordance with the Michigan Business Corporation Act, under which the Company is incorporated, all common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2008	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$148,663
March 30 to May 3	214	$39.48	212	$140,302
May 4 to May 31	164	$34.62	164	$134,629
June 1 to June 28	148	$34.33	148	$129,564

Total	526		524

(1)	Private party transactions accounted for the purchase of 2 shares in the period from March 30 to May 3.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. The consolidated statement of income data set forth below with respect to the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006 and the consolidated balance sheet data at June 28, 2008 and June 30, 2007 are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 25, 2005 and June 26, 2004 and the consolidated balance sheet data for the Company at July 1, 2006, June 25, 2005 and June 26, 2004 are derived from audited consolidated financial statements of the Company not included in this report. Certain amounts have been reclassified to conform to the current year presentation. The acquisition of Agis in March 2005 materially impacts the comparability of information contained in this table.

	Fiscal Year
	2008(1)(2)	2007(1)(3)	2006(1)	2005(4)	2004
Statement of Income Data
Net sales	$1,822,131	$1,447,428	$1,366,821	$1,024,098	$898,204
Cost of sales	1,271,170	1,052,402	972,380	763,187	630,099

Gross profit	550,961	395,026	394,441	260,911	268,105

Operating expenses
Distribution	31,023	28,426	27,334	18,680	15,154
Research and development	72,191	66,480	52,293	38,419	27,721
Selling and administration	245,169	191,336	191,870	140,581	122,193

Subtotal	348,383	286,242	271,497	197,680	165,068

Write-off of in-process research and development	2,786	8,252	-	386,800	-
Restructuring	2,312	879	8,846	6,382	-

Total	353,481	295,373	280,343	590,862	165,068

Operating income (loss)	197,480	99,653	114,098	(329,951)	103,037
Interest, net	17,233	16,020	15,207	1,976	(1,018)
Other income, net	(197)	(5,421)	(7,044)	(1,234)	(1,928)

Income (loss) before income taxes	180,444	89,054	105,935	(330,693)	105,983
Income tax expense	44,671	15,257	34,535	22,290	25,416

Net income (loss)	$135,773	$73,797	$71,400	$(352,983)	$80,567

Earnings (loss) per share
Basic	$1.46	$0.80	$0.77	$(4.57)	$1.15
Diluted	$1.43	$0.79	$0.76	$(4.57)	$1.11
Weighted average shares outstanding
Basic	93,124	92,230	92,875	77,313	70,206
Diluted	95,210	93,807	94,105	77,313	72,289
Dividends declared per share	$0.195	$0.178	$0.168	$0.155	$0.130

(1)	See Item 7 for management’s discussion of results of operations.
(2)	Includes the results of operations for Galpharm for the five months ended May 31, 2008.
(3)	Includes the results of operations for Glades for the three months ended June 30, 2007.
(4)	Includes the results of operations for Agis for the three months ended May 31, 2005.

	June 28, 2008	June 30, 2007	July 1, 2006	June 25, 2005	June 26, 2004
Balance Sheet Data
Cash and current portion of investment securities	$319,164	$79,415	$45,751	$34,468	$171,700
Working capital, excluding cash and current portion of investment securities	352,034	259,808	239,996	233,797	113,043
Property and equipment, net	356,895	331,072	319,358	323,801	227,641
Goodwill	282,417	196,218	152,183	150,293	35,919
Other intangible assets	229,327	159,977	136,487	147,967	4,163
Restricted cash	400,000	422,000	400,000	400,000	-
Total assets	2,575,077	1,925,154	1,750,624	1,704,976	759,094
Long-term debt, less current portion	895,095	650,762	621,717	656,128	-
Shareholders’ equity	933,715	754,469	640,744	590,837	536,232

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Segments – The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. Certain segment information for prior periods has been reclassified to conform to the current year presentation. The amounts reclassified had no effect on retained earnings or net income on either a consolidated or reportable segment basis. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of over-the-counter (OTC) pharmaceutical and nutritional products. The Rx Pharmaceuticals segment supports the development and sale of prescription drug products. The API segment supports the development and manufacturing of API products in Israel and Germany. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments.

Current Year Results – Net sales for fiscal 2008 were $1,822,131, an increase of 26% over fiscal 2007. The increase spanned all of the Company’s segments and included new product sales of approximately $219,700, driven by the launches of omeprazole and cetirizine in the Consumer Healthcare segment, as discussed below. Gross profit of $550,961 was an increase of 39% over fiscal 2007 and spanned all of the Company’s segments. The increase was driven primarily by margin associated with new product sales in the Consumer Healthcare segment and improved manufacturing efficiencies, as well as the absence of the negative impact related to the fiscal 2007 acetaminophen product recall. The increase was slightly offset by an intangible asset impairment in the Rx Pharmaceuticals segment. The gross profit percentage in fiscal 2008 was 30.2%, up from 27.3% last year. Operating expenses were $353,481, an increase of 20% over fiscal 2007, but were down slightly as a percent of net sales over fiscal 2007. Net income was $135,773, an increase of 84% from fiscal 2007, driven primarily by the increase in operating income from the Consumer Healthcare segment, slightly offset by a higher effective tax rate in fiscal 2008 compared to fiscal 2007. In addition, fiscal 2007 was negatively impacted by the $8,252 in-process research and development charge related to the Glades Pharmaceuticals, LLC (Glades) acquisition, which was larger than the $2,786 in-process research and development charge related to the Galpharm acquisition in fiscal 2008.

Further details related to current year results are included below under Results of Operations.

Factors Impacting Earnings

The following factors impacted earnings in fiscal 2008, some of which may impact future operations:

In January 2008, the Company acquired 100% of the outstanding shares of privately held Galpharm Healthcare Ltd. (Galpharm) for $83,312. The Company paid approximately $54,300 in cash, including acquisition costs of $1,500, and assumed approximately $29,000 of existing debt, which was repaid immediately. Galpharm is a leading supplier of OTC store brand pharmaceutical products sold by supermarkets, drug stores and pharmacies in the United Kingdom (U.K.). The acquisition of Galpharm expands the Company’s global presence and complements its existing U.K. business. Galpharm’s results of operations are recorded in the Company’s Consumer Healthcare reporting segment. As of the acquisition date, the Company recorded a $2,786 charge to unallocated expenses for in-process research and development. During the second half of fiscal 2008, the Company recorded a $5,756 charge to cost of sales associated with a step-up in the value of inventory acquired and sold in the second half of fiscal 2008.

Sales of new products had a material positive impact on the Company’s operating results in the second half of fiscal 2008. In December 2007, the Company announced that the U.S. Food and Drug Administration (FDA) granted final approval to Dexcel Pharma Technologies, Ltd. (Dexcel) for 20mg omeprazole delayed-release tablets. Omeprazole is indicated for the treatment of frequent heartburn. Through a partnership with Dexcel, the Company is the exclusive marketer and distributor of this product for the store brand OTC market in the United States. The Company began shipping its product during the third quarter of fiscal 2008. On an annual basis, based on existing market conditions, sales are anticipated to be in the range of $150,000 to $200,000. In addition, during the second half of fiscal 2008, the Company launched its OTC cetirizine hydrochloride 10mg tablets and, in partnership with Teva Pharmaceutical Industries Ltd., launched OTC cetirizine and pseudoephedrine hydrochloride extended-release 5mg/120mg tablets. The cetirizine products are indicated for the relief of allergy symptoms and nasal congestion. Omeprazole and the cetirizine products are expected to be important contributors to the Company’s operating results throughout fiscal 2009.

Due to the continued absence of a key competitor in the OTC market since the end of the third quarter of fiscal 2007, the Company experienced an increase in its OTC product sales and was able to retain this additional business for the full year, which had a positive impact on the Consumer Healthcare segment’s sales and results of operations. This competitor ceased operations and its assets were purchased out of bankruptcy by an unrelated party.

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

The Company holds certain individual product-related intangible assets including, among others, those obtained from acquisitions. Whenever events or changes in circumstances indicate the carrying amount of any individual intangible asset may not be recoverable, the Company tests the asset for possible impairment. During the second half of fiscal 2008, additional competition entered the marketplace, exerting significant pressure on a certain product for which the Company holds a developed product formulation intangible asset. As a result, during the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $10,346 within cost of sales in its Rx Pharmaceuticals segment for the write-down of the intangible asset associated with this product. The $10,346 represents the difference between the intangible asset’s net carrying value and fair value as determined by a discounted cash flow analysis.

Event Impacting Future Results

In December 2007, the Company’s U.K. subsidiary was notified by a customer of the expected loss of future contract manufacturing business beginning in the first quarter of fiscal 2009. The projected loss of approximately $20,000 in annual sales is expected to have an adverse impact on the Company’s ongoing operating results beginning in the first quarter of fiscal 2009. This loss of business was taken into consideration in the Company’s goodwill impairment analysis performed in the second quarter of fiscal 2008.

Dividend Increase and Share Repurchase Program

In recognition of the Company’s financial strength and future prospects, the Board of Directors has continued to approve the payment of dividends to its shareholders. Starting in the second quarter of fiscal 2008, the Company increased its quarterly dividend rate from $0.045 to $0.050 a share. The Company paid $18,219 in fiscal 2008 for dividends.

In February 2008, the Company’s Board of Directors authorized the repurchase of up to $150,000 of common stock through February 2, 2010. The Company intends to continue its repurchase program in order to reduce the dilutive effects of the issuance of common stock due to stock option exercises.

RESULTS OF OPERATIONS

The Company’s consolidated statements of income, expressed as a percent of net sales, are presented below:

	Fiscal Year
	2008	2007	2006
	%	%	%
Net sales	100.0	100.0	100.0
Cost of sales	69.8	72.7	71.2

Gross profit	30.2	27.3	28.8

Operating expenses
Distribution	1.7	2.0	2.0
Research and development	4.0	4.6	3.8
Selling and administration	13.4	13.2	14.1

Subtotal	19.1	19.8	19.9

Write-off of in-process research and development	0.2	0.5	-
Restructuring	0.1	0.1	0.6

Total	19.4	20.4	20.5

Operating income	10.8	6.9	8.3
Interest and other, net	0.9	0.7	0.6

Income before income taxes	9.9	6.2	7.7
Income tax expense	2.4	1.1	2.5

Net income	7.5	5.1	5.2

Consumer Healthcare

	Fiscal Year
	2008	2007	2006
Net sales	$1,336,140	$1,037,305	$994,231
Gross profit	$377,765	$237,942	$251,874
Gross profit %	28.3%	22.9%	25.3%

Operating expenses	$205,111	$167,420	$171,898
Operating expenses %	15.4%	16.1%	17.3%

Operating income	$172,654	$70,522	$79,976
Operating income %	12.9%	6.8%	8.0%

Net Sales

Fiscal 2008 net sales increased 29% or $298,835 compared to fiscal 2007. The increase was comprised of $249,900 of domestic sales and $48,900 of international sales. The domestic increase resulted primarily from $176,200 of new product sales in the cough/cold, smoking cessation, gastrointestinal and nutrition categories, which include both omeprazole and cetirizine discussed in the Overview section above. The increase was also driven by a $108,900 increase from higher unit sales of existing products primarily in the analgesics, smoking cessation and cough/cold categories. Existing product growth was driven by the discontinuance of a key competitor in the OTC market toward the end of the third quarter of fiscal 2007. These combined domestic increases were partially offset by a decrease in unit sales of existing products of $3,900 in nutritional product categories and $14,000 in other secondary product categories, as well as a decrease of $17,600 related to the Company’s strategic exit of both fiber laxative and effervescent cough/cold product lines in the second quarter of fiscal 2007. The increase in international sales resulted from new product sales of $15,100 and Galpharm sales of $27,000, as well as $7,300 from favorable foreign currency exchange.

Fiscal 2007 net sales increased 4% or $43,074 compared to fiscal 2006. The increase was comprised of $29,100 of international sales and $13,900 of domestic sales. The increase in international sales resulted from $19,500 of higher unit sales of existing products and $6,900 from favorable foreign currency exchange, as well as $2,700 of new product sales. The domestic increase resulted from approximately $66,000 of new product sales in the smoking cessation, gastrointestinal and nutrition categories along with a $20,400 increase from higher unit sales of analgesics and cough/cold categories. These combined domestic increases were partially offset by a $51,200 decrease in unit sales of existing products in the gastrointestinal, smoking cessation and nutrition product categories along with a decline in sales of the combination of pseudoephedrine-containing and phenylephrine-containing products, including replacement products, of approximately $22,000 in fiscal 2007 compared to fiscal 2006.

In fiscal 2007, the Company continued to be impacted by the legislative and market changes related to products containing pseudoephedrine, which resulted from concerns over the use of pseudoephedrine in the production of methamphetamine, an illegal drug. Net sales of these products, excluding sales of pseudoephedrine replacement products, were approximately $29,000 in fiscal 2007, $63,000 lower than fiscal 2006. During fiscal 2008, sales for pseudoephedrine products had effectively stabilized compared to fiscal 2007.

Gross Profit

Fiscal 2008 gross profit increased 59% or $139,823 compared to fiscal 2007. The increase resulted from higher gross margins attributable to new products, higher volume on existing products and an overall improvement in manufacturing productivity. These increases were slightly offset by a $5,756 charge to cost of sales related to the step-up in value of inventory acquired in the Galpharm acquisition. In addition, fiscal 2007 included costs related to the product recall described below. The gross profit percentage increased 540 basis points compared to fiscal 2007. This increase was driven primarily by new product sales at a higher gross margin than the existing product portfolio in the Consumer Healthcare segment, as well as the positive impact from manufacturing productivity and the absence of the negative impact of the fiscal 2007 product recall.

Fiscal 2007 gross profit decreased 6% or $13,932 compared to fiscal 2006. The decrease was due primarily to higher costs for production and quality assurance, the unfavorable margin impact from lower unit sales of pseudoephedrine-containing products and the acetaminophen product recall (described below). These decreases were partly offset by the gross profit on increased sales volume attributed to new products and international sales.

On November 9, 2006, the Company initiated a voluntary retail-level recall of certain lots of its acetaminophen 500mg caplets containing raw material purchased from a third party supplier. The total cost of the recall was approximately $6,500, the majority of which was recorded in the first three quarters of fiscal 2007. The charge included sales returns and refunds, handling of on-hand inventories, disposal of inventory and management of consumer inquiries.

Operating Expenses

Fiscal 2008 operating expenses increased 23% or $37,691 compared to fiscal 2007. The increase was due primarily to increases in administrative expenses of approximately $21,300, selling expenses of approximately $12,300 and research and development costs of approximately $3,100. The increase in administrative expenses was due primarily to higher incentive-related wages and benefits, an increase in accounts receivable reserve provisions associated with increased sales, the addition of Galpharm operating expenses during the second half of fiscal 2008, and the absence of a one-time favorable insurance settlement of $1,200 recorded in the second quarter of fiscal 2007. The increase in selling expenses was driven primarily by higher promotional/marketing costs and higher commissions to support the Company’s new product launches. The research and development increase was due to the timing of clinical studies.

Fiscal 2007 operating expenses decreased 3% or $4,478 compared to fiscal 2006. The decrease was due primarily to lower employee-related costs, a reduction in bad debt expense and the absence of restructuring charges of $8,846, discussed below. These decreases were partially offset by an increase in research and development costs and the impairment of a note receivable.

In June 2006, as a result of an ongoing review of its Consumer Healthcare operating strategies, the Company’s Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives, and, as a result, incurred an impairment charge in the Company’s Consumer Healthcare segment of $8,846 in the fourth quarter of fiscal 2006 to reflect the difference between carrying value and the estimated fair value of the affected assets. This action resulted in the sale of one Michigan plant and the closure of an additional Michigan plant, both in the second quarter of fiscal 2007. The Company recorded a gain of $1,276 in the second quarter of fiscal 2007 based on the cash proceeds from the sale of the plant. The gain is included in the restructuring line of the income statement. The Company also recorded a $1,500 note receivable from the buyer of the plant. This amount, reflecting further gain on the sale of the plant, was deferred and is being recognized as the note is repaid over its five-year term. As of June 28, 2008, the net book value of the assets associated with the second plant is included in the assets held for sale line item on the Company’s consolidated balance sheet. During the fourth quarter of fiscal 2008, the Company had this plant reappraised and determined that no adjustment was needed to the carrying value of the asset. The Company is continuing to hold this asset for sale at a price that approximates its fair value. In addition, the Company incurred a charge of $2,224 in fiscal 2007 for employee-related and plant shutdown costs. The employee-related charge was $1,151 for termination benefits for 72 employees, all of which was paid by the end of fiscal 2007. Charges related to this restructuring plan were included in the restructuring line of the consolidated statements of income.

Rx Pharmaceuticals

	Fiscal Year
	2008	2007	2006
Net sales	$161,271	$137,797	$120,941
Gross profit	$58,622	$57,762	$49,695
Gross profit %	36.4%	41.9%	41.1%

Operating expenses	$37,236	$33,766	$32,920
Operating expenses %	23.1%	24.5%	27.2%

Operating income	$21,386	$23,996	$16,775
Operating income %	13.3%	17.4%	13.9%

Net Sales

Net sales for fiscal 2008 increased 17% or $23,474 compared to fiscal 2007. This increase was due, in part, to incremental sales of approximately $16,400 attributable to products acquired from Glades Pharmaceuticals, LLC (Glades), as fiscal 2008 includes a full year of sales whereas fiscal 2007 includes approximately one quarter. The increase in net sales was also due to new product sales of approximately $17,900, increased sales volume of the Company’s existing portfolio of products of approximately $6,700 and the absence of a $5,000 charge for customer-related programs taken in the first half of fiscal 2007, as described below. Also included in the increase was a net $7,000, which included the receipt of a one-time cash payment of $8,500 from a customer in lieu of expected future minimum royalty payments, as agreed upon in a license termination agreement. These increases were partially offset by pricing pressure due to increased competition on existing products, as well as a decrease in non-product revenue of approximately $6,700. The Company has a developmental collaboration agreement, a portion of which is coming to term. Future non-product revenues related to this portion of the agreement, as discussed below, are expected to be significantly reduced in fiscal 2009.

Net sales for fiscal 2007 increased 14% or $16,856 compared to fiscal 2006. This increase was due primarily to an increase in service and royalty revenues of approximately $15,200 and new product sales of approximately $6,500, along with additional sales of products acquired from Glades. These increases were partially offset by pricing pressure on current products sold under ANDAs and an increase in expense for customer-related programs of $5,000. Fiscal 2006 was unfavorably impacted by a mesalamine product recall (described below) that decreased sales $1,350.

As noted above, fiscal 2007 results included a reduction in sales related to the Company’s customer programs in the Rx Pharmaceuticals segment. Customer programs are common in the industry and include such items as rebates and chargebacks. The determination of the liability for these programs involves a significant amount of estimation. The Company has a methodology by which it accrues and validates its accrual of these expenses. This methodology includes several variables: inventory reports supplied by wholesalers that indicate inventory levels, detailed computations using historical payments and estimated sell-through to retailers with varying contract prices. The Company evaluated its methodology and made material changes to certain of these estimates in the first half of fiscal 2007 that led to the $5,000 charge. The changes to the estimates were intended to further enhance the accuracy and reliability of the calculation of the liability and to reduce the risk of incremental charges for customer programs beyond the first and second quarter fiscal 2007 charges. There have been no material adjustments for customer program liabilities subsequent to the second quarter of fiscal 2007.

Gross Profit

Gross profit for fiscal 2008 increased slightly by 1% or $860 compared to fiscal 2007. This increase was due primarily to recognizing strong gross margins on new products and products acquired from Glades. This increase was also driven by increased sales volume of the Company’s existing portfolio of products, recognizing a net $3,500 related to a license termination agreement, lower inventory-related costs and the absence of a charge to cost of sales of $4,573 equal to the step-up in the value of inventory resulting from the Glades purchase. These increases were substantially offset by an impairment charge of $10,346 for the write-down of a developed product formulation intangible asset, as discussed in the Overview section above, pricing pressure on existing products and a decrease in gross profit attributable to the decrease in non-product revenue, as discussed below.

During fiscal 2006, the Company entered into a collaboration agreement with Cephalon Inc. pursuant to which the parties have been collaborating on the development and manufacture of two drug products. The first product is a topical form of a proprietary Cephalon compound. The second product, which was identified and agreed upon by the parties in late 2006, is another topical form of that compound. The Company holds the authorized generic rights to the products, as well as the rights to manufacture the products for sale to Cephalon at a premium over its fully allocated manufacturing costs. As of June 28, 2008, the Company has received approximately $38,000 in total payments under this agreement. Under the terms of the agreement, the Company may receive additional payments of up to $2,000, conditioned on its completion of various milestones over the next six months. The Company also may receive payments of up to $20,000 based on Cephalon's achievement of various milestones over the next several years. In the event that either product is commercialized, the Company also will receive royalty payments. The revenues recognized under this agreement, which totaled $13,300, $20,000 and $5,500 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, are included within service and royalty revenues. Revenues related to this agreement had a significant positive impact on the gross profit of the Rx Pharmaceuticals segment, but not on the Company’s consolidated gross profit, in the second half of fiscal 2006 and all of fiscal 2007 and 2008. Future non-product revenues related to this agreement are expected to decline significantly in fiscal 2009.

The fiscal 2008 gross profit percentage decreased 550 basis points compared to fiscal 2007. This decrease was driven primarily by pricing pressure, as well as the impairment charge of $10,346 related to the product formulation intangible asset discussed in the Overview section above.

Gross profit for fiscal 2007 increased 16% or $8,067 compared to fiscal 2006. The increase was due primarily to the increase in service and royalty revenues, the absence of the mesalamine product recall described below and profit related to products acquired from Glades. These increases were partially offset by pricing pressure on current ANDA products, the increase in expense for customer programs and a charge to cost of sales of $4,573 equal to the step-up in the value of inventory resulting from the Glades purchase.

In the first quarter of fiscal 2006, the Company initiated a voluntary retail-level recall of all affected lots of mesalamine rectal suspension, an anti-inflammatory agent used to treat mild to moderate ulcerative colitis, following reports of leakage related to the bottle closure cap. The recall was not safety related and there have been no reports of injury or illness related to the leakage of this product. The costs to write off the value of the Company’s on-hand inventories and the costs of return and disposal, estimated to be $2,750, were recorded in the first quarter of fiscal 2006. The Company recorded income of $550 in the fourth quarter of fiscal 2007 for the reduction of the associated accrual as this recall is essentially completed.

Operating Expenses

Fiscal 2008 operating expenses increased 10% or $3,470 compared to fiscal 2007 due primarily to higher research and development costs related to clinical trials, as well as employee-related costs.

Fiscal 2007 operating expenses increased 3% or $846 compared to fiscal 2006. The increase was due primarily to higher spending for research and development of $3,000, which was mostly offset by a decrease in employee related expenses of $2,500.

API

	Fiscal Year
	2008	2007	2006
Net sales	$149,553	$122,143	$110,713
Gross profit	$55,192	$47,162	$45,523
Gross profit %	36.9%	38.6%	41.1%

Operating expenses	$34,717	$28,090	$19,452
Operating expenses %	23.2%	23.0%	17.6%

Operating income	$20,475	$19,072	$26,071
Operating income %	13.7%	15.6%	23.5%

Net Sales

Net sales for fiscal 2008 increased 22% or $27,410 compared to fiscal 2007. This increase was driven primarily by increased sales volume of existing products of $19,800, new product sales of $10,500 and a one-time $4,900 accrual reversal related to a long standing customer contract negotiation. These increases were partially offset by a decline of approximately $7,800 in sales of a key product. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter over quarter basis. The current trend of increased sales may not continue due to these dynamics.

Net sales for fiscal 2007 increased 10% or $11,430 compared to fiscal 2006. This increase was due to sales of new products of approximately $1,300, as well as an increase of approximately $14,100 related to customer and product mix changes, partially offset by the absence in fiscal 2007 of $4,000 in non-product revenue attributable to the sale of intellectual property.

Gross Profit

Gross profit for fiscal 2008 increased 17% or $8,030 compared to fiscal 2007. This increase was due primarily to a one-time accrual reversal related to a long standing customer contract negotiation, favorable changes in the sales mix of products and fixed overhead costs being spread over increased production levels. This increase was partially offset by higher production costs and unfavorable foreign currency exchange.

Gross profit for fiscal 2007 increased 4% or $1,639 compared to fiscal 2006. The increase was due primarily to increased volume attributable to new products and changes in customer and product sales mix. The gross profit for fiscal 2006 included approximately $4,000 in revenue related to the sale of intellectual property, as well as a charge to cost of sales of $1,747, equal to the step-up in the value of inventory resulting from the Agis acquisition. The net decrease from the absence of this fiscal 2006 activity partially offset the increase in gross profit.

Operating Expenses

Operating expenses for fiscal 2008 increased 24% or $6,627 compared to fiscal 2007. The increase was due primarily to increased spending for research and development, higher incentive-related wages and benefits and $2,600 from unfavorable foreign currency exchange.

Operating expenses for fiscal 2007 increased 44% or $8,638 compared to fiscal 2006. The increase was due primarily to increased spending for research and development and higher commissions on sales of certain products.

Other

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

	Fiscal Year
	2008	2007	2006
Net sales	$175,167	$150,183	$140,936
Gross profit	$59,382	$52,160	$47,349
Gross profit %	33.9%	34.7%	33.6%

Operating expenses	$50,394	$44,123	$42,530
Operating expenses %	28.8%	29.4%	30.2%

Operating income	$8,988	$8,037	$4,819
Operating income %	5.1%	5.3%	3.4%

Net Sales

Net sales for fiscal 2008 increased 17% or $24,984 compared to fiscal 2007, due primarily to approximately $10,100 of changes in the sales mix of products, as well as approximately $15,600 from favorable foreign currency exchange.

Net sales for fiscal 2007 increased 7% or $9,247 compared to fiscal 2006, due primarily to changes in the foreign exchange rate and changes in customer and product mix.

Gross Profit

Gross profit for fiscal 2008 increased 14% or $7,222 compared to fiscal 2007. The increase was due primarily to approximately $5,400 of benefit from foreign exchange rate fluctuations and $1,800 as a result of changes in the sales mix of products.

Gross profit for fiscal 2007 increased 10% or $4,811 compared to fiscal 2006. The gross profit for fiscal 2006 included a charge to cost of sales of $2,697, equal to the step-up in the value of inventory resulting from the Agis acquisition. The remainder of the gross profit increase was due primarily to changes in the foreign exchange rate.

Operating Expenses

Fiscal 2008 operating expenses increased 14% or $6,271 compared to fiscal 2007 due primarily to unfavorable foreign currency exchange.

Fiscal 2007 operating expenses increased 4% or $1,593 compared to fiscal 2006 due primarily to an increase in promotional activities, partially offset by lower administrative expenses.

Unallocated Expenses

	Fiscal Year
	2008	2007	2006
Operating expenses	$26,023	$21,974	$13,543

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Fiscal 2008 unallocated expenses increased 18% or $4,049 compared to fiscal 2007. This increase was due primarily to $7,800 in higher incentive-related employee wages and benefits, a $2,786 in-process research and development charge related to the Galpharm acquisition and approximately $3,200 of incremental expenses related to business development activities. These increases were partially offset by a $1,900 favorable settlement of a pre-acquisition legal claim related to Agis recorded in the first quarter of fiscal 2008, along with the absence of the $8,252 in-process research and development charge related to the Glades acquisition incurred in fiscal 2007.

Fiscal 2007 unallocated expenses increased 62% or $8,431 compared to fiscal 2006. Fiscal 2007 included the charge of $8,252 related to the write-off of in-process research and development in connection with the Glades acquisition. Fiscal 2006 included expense of $2,734 related to the Agis acquisition integration.

Interest and Other (Consolidated)

Fiscal 2008 interest expense was $38,862 compared to $36,098 for fiscal 2007. Fiscal 2008 interest income was $21,629 compared to $20,078 for fiscal 2007. Other income, net was $197 for fiscal 2008 compared to $5,421 for fiscal 2007. The decrease in other income, net in fiscal 2008 was due primarily to increased foreign currency transaction losses and losses on securities. At existing debt levels, interest expense for fiscal 2009 is expected to increase.

Fiscal 2007 interest expense was $36,098 compared to $36,889 for fiscal 2006. Fiscal 2007 interest income was $20,078 compared to $21,682 for fiscal 2006. Other income, net was $5,421 for fiscal 2007 compared to $7,044 for fiscal 2006. Fiscal 2006 other income, net included a gain of $4,666 from the sale of an equity investment.

Income Taxes (Consolidated)

During the past several years, the impact of international operations has had a more significant effect on the Company’s overall effective tax rate. The Company’s foreign source income is generally derived from jurisdictions with a lower effective tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate compared to what the Company had historically experienced. The relative share of foreign income was 42.8%, 75.3% and 44.1% of total income for fiscal 2008, 2007 and 2006, respectively.

The effective tax rate was 24.8%, 17.1% and 32.6% for fiscal 2008, 2007 and 2006, respectively, largely impacted by the relative share of foreign income in each year. During fiscal 2008, the Company received a favorable tax ruling in Israel. This ruling, which the Company had projected to receive during fiscal 2008, resulted in a one-time tax benefit of $4,222, or a 2.3 percentage point reduction in the effective tax rate. The effective tax rate for fiscal 2007 included a 2.8 percentage point favorable impact related to the restoration of the research and development tax credit.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and the current portion of investment securities increased $239,749 to $319,164 at June 28, 2008 from $79,415 at June 30, 2007. The increase in cash and cash equivalents was due primarily to the increase in borrowings during the fourth quarter of fiscal 2008. Working capital increased $331,975 to $671,198 at June 28, 2008 from $339,223 at June 30, 2007. The increase in working capital was due primarily to an increase in cash and cash equivalents and accounts receivable associated with higher sales volume, as well as higher inventory levels.

Net cash provided from operating activities increased $119,384 or 93% to $248,307 for fiscal 2008 compared to $128,923 for fiscal 2007, due primarily to increased earnings for fiscal 2008 compared to fiscal 2007, as well as higher accounts payable and incentive-related wages and benefit accruals. These increases were partially offset by higher inventory levels.

Net cash used for investing activities decreased $4,196 or 3% to $121,238 for fiscal 2008 compared to $125,434 for fiscal 2007, due primarily to a net increase in the proceeds of sales of investment securities, partially offset by an increase in funding for the acquisitions of Galpharm and Qualis, as well as an equity investment in fiscal 2008 as compared to the funding used for the acquisition of Glades in fiscal 2007.

Capital expenditures for property and equipment for fiscal 2008 of $44,824 were for normal equipment replacement and productivity enhancements. Capital expenditures for fiscal 2009 are expected to increase to $55,000 to $70,000 due primarily to manufacturing and office space expansion plans in the U.S. The annual capital expenditures for fiscal 2007 were $45,014.

Net cash provided from financing activities increased $160,256 to $169,853 for fiscal 2008 compared to $9,597 for fiscal 2007. The increased cash from financing activities was due primarily to increased net borrowings of long-term debt to fund the Company’s working capital requirements and to secure access to low cost financing. The increase was partially offset by an increase in dividend payments and repurchases of common stock.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions and are funded by available cash or borrowings. On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. This plan will expire on February 2, 2010. The previous repurchase plan was approved on February 8, 2007 and was exhausted during the third quarter of fiscal 2008. The Company has a 10b5-1 plan that allows a broker selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan’s formula, which is generally based on the market price of the Company’s stock. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company repurchased 2,496 shares of common stock for $78,164 during fiscal 2008. The Company repurchased 1,361 and 1,923 shares of common stock for $22,464 and $28,330 during fiscal 2007 and 2006, respectively.

The Company paid dividends of $18,219, $16,476 and $15,613, or $0.195, $0.178 and $0.168 per share, during fiscal 2008, 2007 and 2006, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Dividends paid for the years ended June 28, 2008 and June 30, 2007 are as follows:

Declaration Date	Record Date	Payable	Dividend Declared

Fiscal 2008
May 1, 2008	May 25, 2008	June 20, 2008	$0.0500
February 1, 2008	February 22, 2008	March 18, 2008	$0.0500
October 30, 2007	November 23, 2007	December 18, 2007	$0.0500
August 16, 2007	August 24, 2007	September 18, 2007	$0.0450

Fiscal 2007
May 2, 2007	May 25, 2007	June 19, 2007	$0.0450
February 8, 2007	February 23, 2007	March 20, 2007	$0.0450
November 10, 2006	November 24, 2006	December 19, 2006	$0.0450
August 11, 2006	August 25, 2006	September 19, 2006	$0.0425

Investment Securities

The Company currently maintains a portfolio of auction rate securities with a total par value of approximately $18,000 and an estimated fair value of approximately $14,500. With the tightening of the U.S. credit markets over the last several quarters, there is no liquid market for these securities at this time. The Company has the ability and intent to hold these securities until the market recovers and does not anticipate having to sell these securities in order to operate its business. As a result, the Company has reclassified these securities from current assets to other non-current assets as the Company does not reasonably expect to sell the securities in the near term. See Note D of the Notes to Consolidated Financial Statements for additional information.

Indebtedness

The Company had long-term debt, less current maturities, of $895,095 at June 28, 2008. The Company has $200,000 available from its primary sources of credit described below. The Company’s need for cash includes support of seasonal working capital demands, investment in capital assets, dividend payments, repurchases of common stock, interest payments and acquisition opportunities. Cash, cash equivalents, current portion of investment securities, cash flows from operations and borrowings available under its credit facilities described below are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

On May 29, 2008, the Company entered into a Master Note Purchase Agreement (Note Agreement) with various institutional investors providing for the private placement of senior notes consisting of $75,000, 5.97% Series 2008-A senior notes, due May 29, 2015, and $125,000, 6.37% Series 2008-B senior notes, due May 29, 2018, (collectively, the Notes). The obligations under the Notes are guaranteed by certain of the Company’s subsidiaries, and the Notes are secured, on a ratable basis with the Company’s bank debt, by a lien on certain assets of the Company and the subsidiary guarantors. Interest on the Notes is payable semi-annually. The Company may at any time prepay, at a cost, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, debt and interest expense limitations, additional liens, mergers or consolidations, and sales of assets. The Company was in compliance with all Note Agreement covenants as of June 28, 2008.

On April 22, 2008, the Company entered into a Term Loan Agreement (Loan Agreement) to provide for additional term loan borrowings. Under the terms of the Loan Agreement, the initial term loan commitment is $125,000, subject to increase by mutual agreement of the Company and the lenders as specified in the Loan Agreement. The applicable interest rate is determined by the type of loan requested by the Company, with Eurodollar loans bearing interest at the 3-month London Interbank Offered Rates (LIBOR) plus 100 basis points and Alternative Base Rate (ABR) loans bearing interest at the highest of the JP Morgan Chase Bank N.A. Prime Rate, the Base CD Rate plus 100 basis points and the Federal Funds Effective Rate plus 50 basis points. As of June 28, 2008, the interest rate was 3.9375%. The obligations under the Loan Agreement are guarantied by certain subsidiaries of the Company and are secured by a pledge of 65% of the stock of certain foreign subsidiaries. The Loan Agreement is subject to certain debt level limitations, as specified in the Loan Agreement, as well as restrictive covenants, which are the same as those in the 2005 credit agreement discussed below. The maturity date of the new term loans is April 22, 2013. The Company intends to use the proceeds of the term loans for general corporate purposes and to enhance liquidity.

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the credit agreement. Both loans bear an interest rate of ABR or LIBOR plus an applicable margin determined by the Company’s leverage ratio over the trailing four quarters. Actual rates for fiscal 2008 ranged from 2.69% to 5.81%. Additionally, the credit agreement provides for short term swingline loans at negotiable rates of interest subject to a maximum amount of $25,000 drawn at any time. As of June 28, 2008, there were no swingline borrowings outstanding.

The obligations under the credit agreement are guarantied by certain subsidiaries of the Company and the Company will guaranty obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the 2005 term and revolving loans is October 30, 2011. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes and Depreciation (EBITDA) ratios. The Company was in compliance with all loan covenants as of June 28, 2008.

In conjunction with the credit agreement described above, during the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments. These interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest. The Company does not use derivative financial instruments for speculative purposes.

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

Additionally, on March 16, 2005, the Company’s Israel holding company subsidiary entered into a letter of undertaking to obtain a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The Company may prepay the loan upon 30 days written notice. The lender may demand prepayment or the Company may prepay the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to deposit $400,000 in an uninsured account with the lender as security for the loan. The deposit is included in the balance sheet as a non-current asset. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest earned until the loan has been paid in full or with consent from the lender. Earned interest is released to the Company on each interest payment date so long as all interest due on the loan has been paid by the Company.

The Company’s Israel subsidiary has a debenture for $40,190 with a fixed interest rate of 5.6%. The debenture is guarantied by the Company. The principal of the loan is linked to the increase in the Israel Consumer Price Index (CPI) and is payable in three annual installments, the first of which was made in December 2007. Prior to the Agis acquisition in March 2005, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. In fiscal 2006, the subsidiary entered into partial termination agreements on the interest rate swaps in the notional amount of $13,000, leaving a swap agreement with a net notional amount of $2,000 in place at June 30, 2007. During fiscal 2008, approximately $11,000 of the notional amounts expired on both the original interest rate swap and the partial termination agreements. The remaining notional amounts of $4,000 on the interest rate swap and $2,000 on the partial termination agreements left a swap agreement with a net notional amount of $2,000 in place at June 28, 2008. The subsidiary had also entered into a hedge in the notional amount of approximately $2,000 to protect against extreme changes in LIBOR. This hedge expired during fiscal 2008. These transactions have not been formally designated as hedging instruments by management and are recorded at their fair value of $964 in current assets and $90 in current liabilities at June 28, 2008 and June 30, 2007, respectively. The change in fair value was $901 and $202 recorded in interest income and $862 recorded in interest expense for fiscal 2008, 2007 and 2006, respectively.

The Company has entered into foreign currency put, call and forward contracts to assist in managing currency risks. These derivatives have not been formally designated as hedging instruments by management and are recorded in current assets at their fair market value of $3,472 at June 28, 2008 and $774 at June 30, 2007. The change in fair value was $2,098, $298 and $796 recorded in interest income for fiscal 2008, 2007 and 2006, respectively.

The Company’s Israel subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for $500, not to exceed 50% of the joint venture’s debt.

Contractual Obligations

The Company’s enforceable and legally binding obligations as of June 28, 2008 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table.

	Payment Due by Period
	2009	2010- 2011	2012- 2013	After 2013	Total
Operating leases(a)	$13,356	$18,830	$13,905	$5,736	$51,827
Purchase obligations(b)	283,814	-	-	-	283,814
Short and long-term debt(c)	47,872	69,096	311,230	625,089	1,053,287
Other non-current contractual liabilities reflected on the consolidated balance sheet:
Deferred compensation and benefits(d)	-	-	-	35,197	35,197
Supply agreement(e)	1,000	1,000	-	-	2,000
Other	3,223	7,096	140	249	10,708

Total	$349,265	$96,022	$325,275	$666,271	$1,436,833

(a)	Used in normal course of business, principally for warehouse facilities and computer equipment.
(b)	Consists of commitments for both materials and services.
(c)	Short and long-term debt includes interest payments, net of interest received on restricted cash deposit, which were calculated using the effective interest rate at June 28, 2008.
(d)

Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, $30,480 has been funded by the Company and is recorded in other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

(e)	Consists of payments related to a supply agreement for a generic prescription drug product.

Critical Accounting Estimates

Determination of certain amounts in the Company’s financial statements requires the use of estimates. These estimates are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. The accounting estimates, discussed below, are considered by management to require the most judgment and are critical in the preparation of the financial statements. These estimates are reviewed by the Audit Committee.

Revenue Recognition and Customer-Related Accruals – The Company records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board (FOB) destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A provision is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. A liability is recorded as revenues are recognized for estimated customer program liabilities, as discussed below.

The Company maintains customer-related accruals that consist primarily of chargebacks, rebates and shelf stock adjustments. Certain of these accruals are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable.

A chargeback relates to an agreement the Company has with a wholesaler, pharmaceutical buying group or retail customer that will ultimately purchase product from a wholesaler for a contracted price that is different than the Company’s price to the wholesaler. The wholesaler will issue an invoice to the Company for the difference in the contract prices. The accrual for chargebacks is based on historical chargeback experience and confirmed wholesaler inventory levels, as well as estimated sell-through levels by wholesalers to retailers.

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

The following table summarizes activity for the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006 in the balance sheet for customer-related accruals:

	Fiscal Year
	2008	2007	2006
Customer-Related Accruals
Balance, beginning of period	$51,656	$54,456	$48,378
Provision recorded	249,984	207,504	158,210
Credits processed	(244,882)	(210,304)	(152,132)

Balance, end of the period	$56,758	$51,656	$54,456

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $9,931 at June 28, 2008 and $9,421 at June 30, 2007.

Inventory Reserves – The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional reserves.

Income Taxes – The Company's effective income tax rate is based on income, statutory tax rates, special tax benefits and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating tax positions. Tax positions are reviewed quarterly and balances are adjusted as new information becomes available.

The Company has established valuation allowances against a portion of the non-U.S. net operating losses and U.S. state-related net operating losses to reflect the uncertainty of its ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the Company’s ability to realize net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowances can also be impacted by changes in the tax regulations.

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

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. With the acquisition of Galpharm in the Consumer Healthcare segment in the third quarter of fiscal 2008, goodwill associated with this acquisition will be included in the next annual impairment test in the second quarter of fiscal 2009. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year. The current year testing in both the second and third quarter resulted in no impairment charge. Goodwill was $282,417 at June 28, 2008 and $196,218 at June 30, 2007. The increase in goodwill in fiscal 2008 was due primarily to the goodwill acquired in the Galpharm acquisition.

Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, as well as distribution and license agreements, are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts it as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. During the second half of fiscal 2008, additional competition entered the marketplace, exerting significant pressure on a certain product for which the Company holds a developed product formulation intangible asset. As a result, during the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $10,346 within cost of sales in its Rx Pharmaceuticals segment for the write-down of the intangible asset associated with this product. Other intangible assets had a net carrying value of $229,327 at June 28, 2008 and $159,977 at June 30, 2007. The net increase in intangible assets in fiscal 2008 was due primarily to the intangible assets acquired in the Galpharm acquisition.

Recently Issued Accounting Standards

See Note A of Notes to Consolidated Financial Statements for information regarding recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks due to changes in interest rates and currency exchange rates.

Interest Rate Risk – The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense on borrowings used to finance acquisitions and working capital requirements. As of June 28, 2008, the Company had invested cash, cash equivalents and current portion of investment securities of $319,164 and short and long-term debt, net of restricted cash, of $515,190.

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure, related to the management of interest rate risk. Because of the use of certain derivative financial instruments and the significant amount of fixed rate debt, the Company believes that a significant fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

Foreign Exchange Risk – The Company has operations in the U.K., Israel, Germany and Mexico. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A significant portion of the Company’s Israeli operations make sales in foreign currencies, primarily U.S. dollars and euros, while incurring costs in their local currency. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates while other segments experience a positive impact related to foreign currency exchange. The Company estimates an additional ten percent devaluation of the U.S. dollar relative to the other foreign currencies it transacts business in would have decreased operating income of its foreign operating units by approximately $6,600 for fiscal 2008. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time.

In addition, the Company enters into certain purchase commitments for materials which, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of the Company’s international operations is made using their foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in accumulated other comprehensive income within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of June 28, 2008, the cumulative net currency translation adjustments increased shareholders’ equity by $164,804.

Foreign currency transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than an operating unit’s functional currency. For fiscal 2008, net transaction losses were $2,164.

The Company monitors and strives to manage risk related to foreign currency exchange. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. However, the Company cannot predict future changes in foreign currency exposure. Unfavorable fluctuations could adversely impact earnings.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Perrigo Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

—

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

—

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2008. The framework used in carrying out our evaluation was the Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework.

Based on the evaluation under these frameworks, management has concluded that internal controls over financial reporting were effective as of June 28, 2008. The results of management’s assessment have been reviewed with the Company’s Audit Committee.

BDO Seidman, LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this annual report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perrigo Company

Allegan, Michigan

We have audited Perrigo Company’s internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perrigo Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Perrigo Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perrigo Company and subsidiaries as of June 28, 2008 and June 30, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 28, 2008 and our report dated August 18, 2008 expressed an unqualified opinion thereon.

By:	/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan

August 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perrigo Company

Allegan, Michigan

We have audited the accompanying consolidated balance sheets of Perrigo Company as of June 28, 2008 and June 30, 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 28, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule for the three years in the period ended June 28, 2008 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company at June 28, 2008 and June 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Note A to the consolidated financial statements, Perrigo Company changed its method of accounting for uncertain tax positions as of July 1, 2007, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perrigo Company’s internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 18, 2008 expressed an unqualified opinion thereon.

By:	/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan

August 18, 2008

PERRIGO COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year
	2008	2007	2006
Net sales	$1,822,131	$1,447,428	$1,366,821
Cost of sales	1,271,170	1,052,402	972,380

Gross profit	550,961	395,026	394,441

Operating expenses
Distribution	31,023	28,426	27,334
Research and development	72,191	66,480	52,293
Selling and administration	245,169	191,336	191,870

Subtotal	348,383	286,242	271,497

Write-off of in-process research and development	2,786	8,252	-
Restructuring	2,312	879	8,846

Total	353,481	295,373	280,343

Operating income	197,480	99,653	114,098
Interest, net	17,233	16,020	15,207
Other income, net	(197)	(5,421)	(7,044)

Income before income taxes	180,444	89,054	105,935
Income tax expense	44,671	15,257	34,535

Net income	$135,773	$73,797	$71,400

Earnings per share
Basic	$1.46	$0.80	$0.77
Diluted	$1.43	$0.79	$0.76

Weighted average shares outstanding
Basic	93,124	92,230	92,875
Diluted	95,210	93,807	94,105

Dividends declared per share	$0.195	$0.178	$0.168

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 28, 2008	June 30, 2007
Assets
Current assets
Cash and cash equivalents	$318,604	$30,305
Investment securities	560	49,110
Accounts receivable	350,272	282,045
Inventories	399,972	295,114
Current deferred income taxes	43,342	41,400
Income taxes refundable	6,883	-
Assets held for sale	2,746	2,746
Prepaid expenses and other current assets	34,480	18,340

Total current assets	1,156,859	719,060

Property and equipment
Land	31,136	27,681
Buildings	258,224	238,471
Machinery and equipment	456,480	397,944

	745,840	664,096
Less accumulated depreciation	388,945	333,024

	356,895	331,072

Restricted cash	400,000	422,000
Goodwill	282,417	196,218
Other intangible assets	229,327	159,977
Non-current deferred income taxes	74,737	54,908
Other non-current assets	74,842	41,919

	$2,575,077	$1,925,154

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$253,307	$164,318
Notes payable	-	11,776
Payroll and related taxes	77,140	46,226
Accrued customer programs	53,668	48,218
Accrued liabilities	56,958	47,333
Accrued income taxes	-	29,460
Current deferred income taxes	24,493	17,125
Current portion of long-term debt	20,095	15,381

Total current liabilities	485,661	379,837

Non-current liabilities
Long-term debt	895,095	650,762
Non-current deferred income taxes	139,212	103,775
Other non-current liabilities	121,394	36,311

Total non-current liabilities	1,155,701	790,848

Shareholders' equity
Preferred stock, without par value, 10,000 shares authorized	-	-
Common stock, without par value, 200,000 shares authorized	488,537	519,419
Accumulated other comprehensive income	155,184	56,676
Retained earnings	289,994	178,374

Total shareholders' equity	933,715	754,469

	$2,575,077	$1,925,154

Supplemental Disclosures of Balance Sheet Information
Allowance for doubtful accounts	$9,931	$9,421
Working capital	$671,198	$339,223
Preferred stock, shares issued	-	-
Common stock, shares issued	93,311	93,395

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock Issued		Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Retained Earnings
	Shares	Amount
Balance at June 25, 2005	93,903	$527,748	$(1,687)	$(357,562)	$64,776

Net income	-	-	-	71,400	71,400
Net income - stub period	-	-	-	490	490
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $3.0 tax	-	-	5,530	5,530	-
Foreign currency translation adjustments	-	-	(319)	(319)	-
Change in fair value of investment securities, net of $.3 tax	-	-	69	69	-
Issuance of common stock under:
Stock options	905	8,056	-	-	-
Restricted stock plan	37	-	-	-	-
Compensation for stock options	-	5,491	-	-	-
Compensation for restricted stock	-	3,994	-	-	-
Cash dividends, $0.168 per share	-	-	-	-	(15,613)
Tax effect from stock transactions	-	(861)	-	-	-
Purchases and retirements of common stock	(1,923)	(28,330)	-	-	-

Balance at July 1, 2006	92,922	516,098	3,593	77,170	121,053

Net income	-	-	-	73,797	73,797
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $.6 tax	-	-	(1,126)	(1,126)
Foreign currency translation adjustments	-	-	53,074	53,074	-
Change in fair value of investment securities, net of $.8 tax	-	-	(1,415)	(1,415)	-
Adjustment from adoption of SFAS 158, net of $1.4 tax	-	-	2,550	-	-
Issuance of common stock under:
Stock options	1,496	15,362	-	-	-
Restricted stock plan	338	-	-	-	-
Compensation for stock options	-	3,793	-	-	-
Compensation for restricted stock	-	5,160	-	-	-
Cash dividends, $0.178 per share	-	-	-	-	(16,476)
Tax effect from stock transactions	-	1,470	-	-	-
Purchases and retirements of common stock	(1,361)	(22,464)	-	-	-

Balance at June 30, 2007	93,395	519,419	56,676	124,330	178,374

Net income	-	-	-	135,773	135,773
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $1.9 tax	-	-	(3,440)	(3,440)	-
Foreign currency translation adjustments	-	-	110,432	110,432	-
Change in fair value of investment securities, net of $4.3 tax	-	-	(8,059)	(8,059)	-
Post-retirement liability adjustments, net of $.2 tax	-	-	(425)	(425)	-
Adjustment to adopt FIN 48	-	-	-	-	(5,934)
Issuance of common stock under:
Stock options	2,393	32,210	-	-	-
Restricted stock plan	19	-	-	-	-
Compensation for stock options	-	2,730	-	-	-
Compensation for restricted stock	-	5,739	-	-	-
Cash dividends, $0.195 per share	-	-	-	-	(18,219)
Tax effect from stock transactions	-	6,603	-	-	-
Purchases and retirements of common stock	(2,496)	(78,164)	-	-	-

Balance at June 28, 2008	93,311	$488,537	$155,184	$234,281	$289,994

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2008	2007	2006
Cash Flows (For) From Operating Activities
Net income	$135,773	$73,797	$71,400
Adjustments to derive cash flows
Write-off of in-process research and development	2,786	8,252	-
Depreciation and amortization	69,231	58,032	56,604
Asset impairment	10,346	2,034	7,783
Share-based compensation	8,469	8,953	9,485
Deferred income taxes	6,442	(1,371)	(5,804)

Sub-total	233,047	149,697	139,468

Changes in operating assets and liabilities, net of asset and business acquisitions and restructuring
Accounts receivable	(38,742)	(36,812)	(31,085)
Inventories	(72,480)	18,786	(31,681)
Income taxes refundable	(6,883)	-	-
Accounts payable	67,638	(19,186)	38,312
Payroll and related taxes	27,046	(4,956)	12,173
Accrued customer programs	5,450	(1,316)	7,868
Accrued liabilities	4,085	2,063	(14,476)
Accrued income taxes	20,679	15,272	(10,277)
Other	8,467	5,375	16,229

Sub-total	15,260	(20,774)	(12,937)

Net cash from operating activities	248,307	128,923	126,531

Cash Flows (For) From Investing Activities
Purchase of securities	(176,298)	(335,016)	(60,773)
Proceeds from sales of securities	208,097	312,521	51,492
Issuance of note receivable	-	(1,000)	(3,000)
Additions to property and equipment	(44,824)	(45,014)	(36,427)
Proceeds from sales of property and equipment	-	2,613	-
Acquisition of assets	(12,401)	(59,538)	-
Acquisition of business, net of cash	(83,312)	-	-
Equity investment	(12,500)	-	-

Net cash for investing activities	(121,238)	(125,434)	(48,708)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(11,776)	(8,295)	(5,287)
Borrowings of long-term debt	465,000	130,000	60,000
Repayments of long-term debt	(225,801)	(90,000)	(95,000)
Tax effect of stock transactions	6,603	1,470	(861)
Issuance of common stock	32,210	15,362	8,056
Repurchase of common stock	(78,164)	(22,464)	(28,330)
Cash dividends	(18,219)	(16,476)	(15,613)

Net cash from (for) financing activities	169,853	9,597	(77,035)

Net increase in cash and cash equivalents	296,922	13,086	788
Cash and cash equivalents, at beginning of period	30,305	19,018	16,707
Effect of exchange rate changes on cash	(8,623)	(1,799)	1,523

Cash and cash equivalents, at end of period	$318,604	$30,305	$19,018

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$37,111	$36,020	$34,741
Interest received	$21,664	$20,079	$21,464
Income taxes paid	$32,718	$12,896	$47,133
Income taxes refunded	$7,693	$11,316	$7,939

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company, through several wholly owned subsidiaries, manufactures and sells consumer healthcare products, generic prescription drugs, API and consumer products primarily in the U.S., Israel, Europe and Mexico. In the U.S., these subsidiaries consist primarily of L. Perrigo Company, Perrigo Company of South Carolina Inc. and Perrigo New York, Inc. Outside the U.S., these subsidiaries consist primarily of Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Wrafton Laboratories Limited, Perrigo U.K. Limited and Galpharm Healthcare Ltd. As used herein, the “Company” means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

Basis of Presentation

The Company’s fiscal year is a fifty-two or fifty-three week period, which ends the Saturday on or about June 30. Fiscal year 2008 was comprised of 52 weeks and ended June 28, 2008. Fiscal year 2007 was comprised of 52 weeks and ended June 30, 2007. Fiscal year 2006 was comprised of 53 weeks and ended July 1, 2006. The Company has reclassified certain amounts in the prior years to conform to the current year presentation. The amounts reclassified had no effect on retained earnings or net income.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company consolidates results of operations and financial position of its U.K., Mexico, Germany, and Israel subsidiaries on a twelve-month period ending in May. All material intercompany transactions and balances have been eliminated in consolidation. The Company owns noncontrolling interests in a Chinese company and an Israeli company. These investments are accounted for using the equity method and are recorded in other non-current assets. The Company’s equity in earnings (losses) of these investees is not material and is included in other income, net. In the fourth quarter of fiscal 2008, the Company obtained a noncontrolling interest in a developing U.S. pharmaceutical company. This investment is accounted for using the cost method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.

International

The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. Gains or losses from foreign currency transactions are included in other income, net.

Revenues

Revenues from product sales are recognized when the goods are shipped to the customer. When title and risk pass to the customer is dependent on the customer’s shipping terms. If the customer has shipping terms of FOB shipping point, title and risk pass to the customer as soon as the freight carrier leaves the Company’s shipping location. If the customer has shipping terms of FOB destination, title and risk pass to the customer upon receipt of the order at the customer’s location.

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

The Company maintains customer-related accruals that consist primarily of chargebacks, rebates and shelf stock adjustments, which are recorded as revenues are recognized. Certain of these customer-related accruals are recorded in the balance sheet as current liabilities, and others are recorded as a reduction in accounts receivable. The accrual is generally estimated based on contractual requirements and historical performance of the customers involved in the program. Changes in these estimates and assumptions related to customer programs may result in additional accruals. Customer-related accruals were $56,758 at June 28, 2008 and $51,656 at June 30, 2007.

Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses incurred by the Company are included in cost of sales.

Financial Instruments

The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable, notes payable and variable rate long-term debt approximates their fair value. See Note H for the fair value disclosure of the Company’s restricted cash and fixed rate long-term debt.

Derivative Instruments

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates and foreign currency exchange rates. The Company has adopted Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138. Under the provisions of SFAS 133, all derivatives are recognized on the balance sheet at their fair value. Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income (loss) within shareholders' equity, depending on the intended use of the derivative and whether the derivative has been designated by management as a hedging instrument. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period.

The Company executes interest rate swap agreements to manage its exposure to changes in interest rates related to its long-term borrowings. Certain swap agreements are designated by management as cash flow hedges and the Company formally documents all relationships between hedging instruments and hedged items as well as the risk management objectives and strategies for undertaking various hedging relationships. All cash flow hedges are linked directly to specific transactions and the Company assesses effectiveness at inception and on a quarterly basis. When it is determined that a derivative instrument is not highly effective, the transaction is terminated or when the transaction is no longer deemed probable of occurring, the Company discontinues hedge accounting. For all interest rate swaps not designated as hedges, changes in fair value are recorded in current period earnings.

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

Investment Securities

The Company determines the appropriate classification of all investment securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. The Company assesses whether temporary or other-than-temporary gains or losses on its investment securities have occurred due to increases or declines in fair value or other market conditions – see Note D for the Company’s current year assessment. If losses are considered temporary, they are reported on a net of tax basis within other comprehensive income; if considered other-than-temporary, they are reported as a charge to operations. Because the Company has determined that all of its investment securities are available-for-sale, unrealized gains and losses are reported, net of tax, as a component of accumulated other comprehensive income (loss) in shareholders' equity. Realized gains and losses on investment securities are determined using the specific identification method. Amortization of premiums and discounts are included in interest income.

Accounts Receivable

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for doubtful accounts was $9,931 at June 28, 2008 and $9,421 at June 30, 2007.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory related to research and development is expensed at the point when it is determined the materials have no alternative future use.

The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, current and future customer demand and market conditions. Changes in these conditions may result in additional reserves.

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

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. For fiscal 2008 and 2007, the required annual testing resulted in no impairment charge. See Note F for further information. Goodwill was $282,417 at June 28, 2008 and $196,218 at June 30, 2007.

Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships and trade names and trademarks. These assets include those obtained in the acquisitions of Agis Industries (1983) Ltd. (Agis) in fiscal 2005, Glades Pharmaceuticals, LLC in fiscal 2007, and Qualis, Inc. and Galpharm Healthcare Ltd. in fiscal 2008. The assets categorized as developed product technology/formulation and product rights, as well as distribution and license agreements, are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts it as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. See Note G for further information. Other intangible assets had a net carrying value of $229,327 at June 28, 2008 and $159,977 at June 30, 2007.

The Company periodically reviews all other long-lived assets that have finite lives and that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows.

Share-Based Awards

Share-based compensation awards are recognized at fair value in accordance with SFAS 123(R), “Accounting for Share-Based Payment.”

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

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, Accounting for Income Taxes” (FIN 48) on July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect any change in such, to the extent it arises, as a component of its income tax provision or benefit. Further information regarding the adoption of FIN 48 is provided in Note L.

Earnings per Share

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

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company does not expect SFAS 162 to have a material effect on its consolidated results of operations or its financial position upon adoption.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other GAAP. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect FSP FAS 142-3 to have a material effect on its consolidated results of operations or its financial position upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB SFAS 133” (SFAS 161), to further improve the financial reporting surrounding derivative instruments and hedging activities. SFAS 161 enhances required disclosures for derivative instruments and hedging activities in order for investors to obtain a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS 161 to have a material effect on its derivative disclosures upon adoption.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), to further enhance the accounting and financial reporting related to business combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company’s adoption of SFAS 141(R) will depend upon the extent and magnitude of acquisitions after June 28, 2009. SFAS 141(R) requires transactions costs associated with a business combination, which are currently capitalized, to be expensed in the period of the acquisition. The Company expects the most significant effect for the Company to result from the new requirement to capitalize in-process research and development costs, which are currently required to be expensed in accordance with existing accounting requirements and have been material in prior acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160), to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (v) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. The Company does not expect SFAS 160 to have a material effect on its consolidated results of operations or its financial position upon adoption.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 focuses on defining a collaborative agreement as well as the accounting for transactions between participants in a collaborative agreement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF 07-1 to have a material effect on its consolidated results of operations or its financial position.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (SFAS 159), to give companies the option to measure eligible financial instruments at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. An entity is prohibited from retrospectively applying SFAS 159 unless it chooses early adoption in conjunction with SFAS 157, “Fair Value Measurements”. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or its financial position.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 required companies to recognize a net liability or asset and an offsetting net of tax adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The Company adopted SFAS 158 effective for its fiscal year ended June 30, 2007. This adoption of the statement did not have a material impact on the Company’s financial position and had no impact on its results of operations. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending June 27, 2009. Since the Company’s measurement date currently aligns with its year-end balance sheet date, this requirement will have no impact on the Company’s consolidated results of operations or financial position upon adoption.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. For financial assets and liabilities, SFAS 157 is effective for the Company’s fiscal year ending June 27, 2009 beginning in the first quarter. The Company does not expect the adoption of this statement to have a material impact on its consolidated results or operations or its financial position.

In June 2007, the FASB ratified the consensus reached by EITF on Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is required to be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company does not expect EITF 06-11 to have a material effect on its consolidated results of operations or its financial position upon adoption.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). The scope of this Issue is focused on the accounting for non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities. The FASB concluded that these types of payments should be deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company does not expect EITF 07-3 to have a material effect on its consolidated results of operations or its financial position upon adoption.

NOTE B – ACQUISITIONS

Galpharm Healthcare Ltd. – On January 9, 2008, the Company acquired 100% of the outstanding shares of Galpharm Healthcare Ltd. (Galpharm), a leading supplier of OTC store brand pharmaceutical products sold by supermarkets, drug stores and pharmacies in the U.K., for $83,312, adjusted for a fourth quarter working capital adjustment. The acquisition of Galpharm expands the Company’s global presence and complements its existing U.K. business. The Company paid approximately $54,300 in cash, including acquisition costs of $1,500, and assumed approximately $29,000 of existing debt, which was repaid immediately. The acquisition was accounted for under the purchase method of accounting. The operating results for Galpharm are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from January 9, 2008 to May 31, 2008. Prior to the acquisition, Galpharm’s fiscal year began April 1 and ended March 31. After the acquisition, for purposes of consolidation, Galpharm’s fiscal year begins June 1 and ends May 31, the same period followed for the Company’s existing U.K. business. Pro forma results of operations have not been presented because the effects of Galpharm were not material to the Company’s consolidated financial statements.

The purchase price through June 28, 2008 was $83,312 and is allocated as follows:

Inventory	$16,179
Accounts receivable	10,101
Other current assets	485
Property and equipment	1,189
Intangible assets	44,105
Goodwill	38,566

Total assets acquired	110,625

Accounts payable	6,257
Other current liabilities	9,805
Deferred tax liability	11,251

Total liabilities assumed	27,313

Total purchase price	$83,312

The excess of the purchase price over the fair value of net assets acquired, amounting to $38,566, was recorded as goodwill in the consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

The purchase agreement entered into allows for settlement of working capital accounts to determine a final purchase price. As of June 28, 2008, the Company received a settlement of working capital accounts for $3,818, which served as a reduction to the original purchase price and a corresponding reduction of goodwill.

Intangible assets acquired in the acquisition were valued as follows:

Trade names and trademarks	$4,695
Developed product technology and product rights	15,456
License and distribution agreements	1,604
Customer relationships	19,564
In-process research and development	2,786

Total intangible assets acquired	$44,105

Management assigned fair value to the identifiable intangible assets through a combination of the relief from royalty method and estimating discounted forecasted cash flows. Trade names and trademarks were determined to have indefinite useful lives. Accordingly, no amortization is recorded for these intangible assets. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and adjusts them as necessary. The average estimated useful life of the developed product technology and product rights is 10 years. License and distribution agreements are also estimated at 10 years. Both categories are being amortized on a straight line basis. Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the life of the relationships. The amount allocated to in-process research and development was charged to operations as of the acquisition date. The valuation of in-process research and development related to ongoing projects were assigned fair values using a relief from royalty method on forecasted revenues directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a required rate of return of 14% and commencement of net cash inflows that varied between one and three years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and, therefore, was required to be expensed at that time. The Company estimates that the amount it will incur in additional costs related to the efforts necessary to develop the acquired, incomplete technology into commercially viable products will be immaterial.

At the time of the acquisition, a step-up in the value of inventory of $5,756 was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the second half of fiscal 2008 as the inventory was sold.

In connection with the acquisition, the Company accrued $760 for restructuring costs all related to employee termination benefits for three employees, all of which was paid by the end of fiscal 2008. For accounting purposes, these restructuring costs were included in the allocation of the total purchase price in other current liabilities.

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

Management assigned fair value to the identifiable intangible assets by estimating the discounted forecasted cash flows of the products acquired. The average estimated useful life of the developed product technology is 12 years and is being amortized on a straight-line basis. The amount allocated to in-process research and development was charged to operations in the third quarter of fiscal 2007. The valuation of in-process research and development related to projects were assigned fair values by discounting forecasted cash flows directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a discount rate of 11% and commencement of net cash inflows that varied between one and three years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and, therefore, was required to be expensed as of the acquisition date. At the time of the acquisition, the Company estimated that it would incur additional costs related to efforts necessary to develop the acquired, incomplete technology into commercially viable products that could be as much as or more than $500. If the Company is unable to develop commercially viable products or obtain approval from the United States Food and Drug Administration (FDA) as required, the Company’s future revenues and net income will be adversely impacted.

A step-up in the value of inventory of $4,573 was recorded in the allocation of the purchase price based on valuation estimates. The total amount allocated to inventory of $5,669, which included the step-up amount, was charged to cost of sales as the inventory was sold during the remaining three months of fiscal 2007.

Qualis, Inc. – On March 7, 2007, the Company announced it entered into a purchase agreement to acquire the stock of Qualis, Inc. (Qualis), a privately-owned manufacturer of store brand pediculicide products, for $12,401. The assets acquired in this transaction consist of the intangible assets attributable to the products acquired, which include primarily store brand OTC product formulations that compare to Rid® and Nix® brand products. The transaction closed on July 3, 2007. Accordingly, the acquired assets and operating results related to these products were included in the Consumer Healthcare segment of the Company’s consolidated financial statements beginning in the first quarter of fiscal 2008.

The total allocated purchase price for accounting purposes through September 29, 2007 was $12,401. The Company has allocated the entire purchase price to intangible assets – developed product technology. Management assigned fair value to the identifiable intangible assets by estimating the discounted forecasted cash flows of the products acquired. The average estimated useful life of the developed product technology is 12 years and is being amortized on a straight-line basis. Assumptions used in the valuation included a discount rate of 11%.

NOTE C – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

	Fiscal Year
	2008	2007	2006
Numerator:
Net income used for both basic and diluted EPS	$135,773	$73,797	$71,400

Denominator:
Weighted average shares outstanding for basic EPS	93,124	92,230	92,875

Dilutive effect of share-based awards	2,086	1,577	1,230

Weighted average shares outstanding for diluted EPS	95,210	93,807	94,105

There were no share-based awards outstanding that were anti-dilutive for fiscal 2008. Share-based awards outstanding that were anti-dilutive were 2,724 for fiscal 2007 and 4,485 for fiscal 2006. These share-based awards were excluded from the diluted EPS calculation.

NOTE D – INVESTMENT SECURITIES

The Company maintains a portfolio of auction rate securities totaling approximately $18,000 in par value. Auction rate securities are private placement variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Typically, the carrying value of auction rate securities approximates their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the U.S. credit markets over the last several quarters, auction rate securities have failed to settle at auction resulting in an illiquid market for these types of securities. Although the Company continues to earn interest on these investments at the maximum contractual rate, the estimated fair value of auction rate securities can no longer be determined by the auction process until liquidity is restored to these markets.

At June 28, 2008, the Company recorded these securities as available-for-sale, at a fair value of approximately $14,500 as a result of a fiscal 2008 third quarter adjustment, based on, among other things, estimates provided by the firm managing these investments, and recorded an unrealized loss of approximately $2,550, net of tax, in other comprehensive income (loss). Beginning in the third quarter of fiscal 2008, the Company reclassified the securities from current assets to other non-current assets due to the unpredictable nature of the illiquidity of the market for the securities. These securities are classified as corporate debt securities in the table below.

As of June 28, 2008, the Company concluded that no other-than-temporary impairment loss has occurred. The Company has the ability and intent to hold these securities for a period of time sufficient to allow for a recovery of market value. The companies underwriting these securities continue to pay the maximum interest contractually required. Although the Company cannot predict when liquidity to the auction rate securities market will be restored, the Company will continue to monitor the credit worthiness of the companies underwriting these securities.

At June 28, 2008, all of the Company’s investments in debt and equity securities were classified as available-for-sale, and, as a result, were reported at fair value. As noted above, as of June 28, 2008, the corporate debt securities were classified as non-current, while the equity and other debt securities were still appropriately classified as current. At June 30, 2007, the corporate debt securities, equity securities and all other debt securities were appropriately classified as current. The following is a summary of the Company’s available-for-sale securities:

	June 28, 2008	June 30, 2007
Equity securities	$3	$1,435
Debt securities issued by foreign governments	-	2,667
Corporate debt securities	14,547	43,758
Other debt securities	557	1,250

Total	$15,107	$49,110

Excluding corporate debt securities, the fair value of available-for-sale investment securities approximated amortized cost as of June 28, 2008. Unrealized gains and losses for investment securities other than corporate debt securities were not material and were included in other comprehensive income (loss), net of tax. The gross realized gains and losses on the sale of these securities are determined using the specific identification method.

	Fiscal Year
	2008	2007	2006
Proceeds from the sale of investment securities	$208,097	$312,521	$51,492
Gross realized gain	$1,028	$620	$366
Gross realized loss	$1,134	$2,048	$46

The following table summarizes the contractual maturities of debt securities at June 28, 2008:

Less than 1 year	$557
Due in 1 to 5 years	-
Due after 5 years	14,547

Total	$15,104

NOTE E – INVENTORIES

Inventories are summarized as follows:

	June 28, 2008	June 30, 2007
Finished goods	$175,584	$135,974
Work in process	107,874	77,241
Raw materials	116,514	81,899

	$399,972	$295,114

NOTE F – GOODWILL

Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The goodwill allocated to the Rx Pharmaceuticals and API segments is tested for impairment annually in the third quarter of the fiscal year. The current year testing in both the second and third quarter resulted in no impairment charge.

There were no acquisitions, dispositions or impairments of goodwill during fiscal 2007. In the third quarter of fiscal 2008, there was an addition to goodwill in the Consumer Healthcare segment related to the Galpharm acquisition. This addition will be included in the next annual impairment test in the second quarter of fiscal 2009. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Rx Pharma- ceuticals	API	Total
Balance as of July 1, 2006	$44,452	$61,406	$46,325	$152,183

Goodwill adjustment	-	2,394	23,941	26,335
Currency translation adjustment	2,596	8,626	6,478	17,700

Balance as of June 30, 2007	47,048	72,426	76,744	196,218

Addition – Galpharm acquisition	38,566	-	-	38,566
Goodwill adjustment	-	5,039	3,677	8,716
Currency translation adjustment	499	18,497	19,921	38,917

Balance as of June 28, 2008	$86,113	$95,962	$100,342	$282,417

As further discussed in Note L, during the first quarter of 2008, the Company recorded a $6,108 adjustment to goodwill for the Rx Pharmaceuticals and API segments upon adoption of FIN 48 on July 1, 2007. A second quarter FIN 48 adjustment of $567 was made to the API segment. A third quarter FIN 48 adjustment of $1,707 was made to the Rx Pharmaceuticals segment. Because these adjustments reflect additional unrecognized tax benefits related to pre-acquisition tax uncertainties associated with the acquisition of Agis Industries (1983) Ltd. (Agis), they were recorded as additional goodwill, rather than as a charge to retained earnings for the first quarter, when FIN 48 was adopted, or earnings in the second and third quarter in accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (EITF 93-7).

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

NOTE G – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consisted of the following:

	June 28, 2008		June 30, 2007
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Intangible assets subject to amortization:
Developed product technology/ formulation and product rights	$226,889	$43,130	$154,923	$21,490
Distribution and license agreements	23,344	10,213	24,790	7,593
Customer relationships	24,694	5,565	4,900	4,018
Trademarks	11,275	2,662	10,235	1,770

Total	286,202	61,570	194,848	34,871

Intangible assets not subject to amortization:
Trade names and trademarks	4,695	-	-	-

Total intangible assets	$290,897	$61,570	$194,848	$34,871

As of June 28, 2008, intangible assets included additions made during fiscal 2008 that were attributable to the acquisitions of Galpharm, Glades and Qualis – see Note B.

The Company recorded a charge for amortization expense of $34,459, $14,602 and $13,515 for fiscal 2008, 2007 and 2006, respectively, for intangible assets subject to amortization.

During the second half of fiscal 2008, additional competition entered the marketplace, exerting significant pressure on a certain product for which the Company holds a developed product formulation intangible asset. As a result, during the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $10,346 to amortization expense within cost of sales in its Rx Pharmaceuticals segment for the write-down of the intangible asset related to that product. The $10,346 represents the difference between the intangible asset’s net carrying value and fair value as determined by a discounted cash flow analysis.

Amortization expense in fiscal 2008 also contained a non-recurring charge of $3,513 for the early termination of a licensing agreement – see Note O.

Estimated future amortization expense increased significantly from the prior year due to intangible assets acquired in the Galpharm, Glades and Qualis acquisitions. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2009	$ 21,500
2010	20,000
2011	18,600
2012	18,600
2013	18,600

NOTE H – INDEBTEDNESS, DERIVATIVES AND GUARANTIES

Total borrowings outstanding were $915,190 at June 28, 2008 and $677,919 at June 30, 2007. Total borrowings are presented on the balance sheet as follows:

	June 28, 2008	June 30, 2007
Short-term debt:
Swingline loan	$-	$11,776
Current portion of long-term debt	20,095	15,381

Total	20,095	27,157

Long-term debt, less current maturities:
Revolving line of credit	50,000	120,000
Term loans	225,000	100,000
Senior notes	200,000	-
Letter of undertaking – Israel subsidiary	400,000	400,000
Debenture – Israel subsidiary	20,095	30,762

Total	895,095	650,762

Total debt	$915,190	$677,919

On May 29, 2008, the Company entered into a Master Note Purchase Agreement (Note Agreement) with various institutional investors providing for the private placement of senior notes consisting of $75,000, 5.97% Series 2008-A senior notes, due May 29, 2015, and $125,000, 6.37% Series 2008-B senior notes, due May 29, 2018, (collectively, the Notes). The obligations under the Notes are guaranteed by certain of the Company’s subsidiaries, and the Notes are secured, on a ratable basis with the Company’s bank debt, by a lien on certain assets of the Company and the subsidiary guarantors. Interest on the Notes is payable semi-annually. The Company may at any time prepay, at a cost, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, debt and interest expense limitations, additional liens, mergers or consolidations, and sales of assets. The Company was in compliance with all Note Agreement covenants as of June 28, 2008.

On April 22, 2008, the Company entered into a Term Loan Agreement (Loan Agreement) to provide for additional term loan borrowings. Under the terms of the Loan Agreement, the initial term loan commitment is $125,000, subject to increase by mutual agreement of the Company and the lenders as specified in the Loan Agreement. The applicable interest rate is determined by the type of loan requested by the Company, with Eurodollar loans bearing interest at the 3-month London Interbank Offered Rates (LIBOR) plus 100 basis points and Alternative Base Rate (ABR) loans bearing interest at the highest of the JP Morgan Chase Bank N.A. Prime Rate, the Base CD Rate plus 100 basis points and the Federal Funds Effective Rate plus 50 basis points. As of June 28, 2008, the interest rate was 3.9375%. The obligations under the Loan Agreement are guarantied by certain subsidiaries of the Company and are secured by a pledge of 65% of the stock of certain foreign subsidiaries. The Loan Agreement is subject to certain debt level limitations, as specified in the Loan Agreement, as well as restrictive covenants, which are the same as those in the 2005 credit agreement discussed below. The maturity date of the new term loans is April 22, 2013. The Company intends to use the proceeds of the term loans for general corporate purposes and to enhance liquidity.

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the credit agreement. Both loans bear an interest rate of ABR or LIBOR plus an applicable margin determined by the Company’s leverage ratio over the trailing four quarters. Actual rates for fiscal 2008 ranged from 2.69% to 5.81%. Additionally, the credit agreement provides for short term swingline loans at negotiable rates of interest subject to a maximum amount of $25,000 drawn at any time. As of June 28, 2008, there were no swingline borrowings outstanding and $50,000 of borrowings outstanding under the revolving loan commitment. Remaining availability under the revolving loan commitment was $200,000 as of June 28, 2008.

The obligations under the credit agreement are guarantied by certain subsidiaries of the Company and the Company will guaranty obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the 2005 term and revolving loans is October 30, 2011. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes and Depreciation (EBITDA) ratios. The Company was in compliance with all loan covenants as of June 28, 2008.

In conjunction with the credit agreement described above, during the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments. These interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest. The Company does not use derivative financial instruments for speculative purposes.

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

The Company accounts for derivatives in accordance with SFAS 133, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income (loss), net of tax. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument are settled.

In accordance with SFAS 133, the Company has designated the above interest rate swaps as cash flow hedges and has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative to the specific liability on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. As of June 28, 2008, the interest rate swaps discussed above were considered by management to be highly effective and no amount of gain or loss was recorded in earnings due to hedge ineffectiveness for fiscal 2008 and 2007.

On March 16, 2005, the Company’s Israel holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The Company may prepay the loan upon 30 days written notice. The lender may demand prepayment or the Company may prepay the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is included in the balance sheet as a non-current asset. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest earned until the loan has been paid in full or unless it receives consent from the lender. Earned interest is released to the Company on each interest payment date so long as all interest due on the loan has been paid by the Company. As of June 28, 2008, the fair values of the letter of undertaking and the corresponding deposit were $413,852 and $413,916, respectively. As of June 30, 2007, the fair values of the letter of undertaking and the corresponding deposit were $387,168 and $387,109, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.

The Company’s Israel subsidiary has a debenture for $40,190 with a fixed interest rate of 5.6%. The debenture is guarantied by the Company. The principal of the loan is linked to the increase in the Israel Consumer Price Index (CPI) and is payable in three annual installments, the first of which was made in December 2007. Prior to the Agis acquisition in March 2005, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. In fiscal 2006, the subsidiary entered into partial termination agreements on the interest rate swaps in the notional amount of $13,000, leaving a swap agreement with a net notional amount of $2,000 in place at June 30, 2007. During fiscal 2008, approximately $11,000 of the notional amounts expired on both the original interest rate swap and the partial termination agreements. The remaining notional amounts of $4,000 on the interest rate swap and $2,000 on the partial termination agreements left a swap agreement with a net notional amount of $2,000 in place at June 28, 2008. The subsidiary had also entered into a hedge in the notional amount of approximately $2,000 to protect against extreme changes in LIBOR. This hedge expired during fiscal 2008. These transactions have not been formally designated as hedging instruments by management and are recorded at their fair value of $964 in current assets and $90 in current liabilities at June 28, 2008 and June 30, 2007, respectively. The change in fair value was $901 and $202 recorded in interest income and $862 recorded in interest expense for fiscal 2008, 2007 and 2006, respectively.

The Company has entered into foreign currency put, call and forward contracts to assist in managing currency risks. These derivatives have not been formally designated as hedging instruments by management and are recorded in current assets at their fair market value of $3,472 at June 28, 2008 and $774 at June 30, 2007. The change in fair value was $2,098, $298 and $796 recorded in interest income for fiscal 2008, 2007 and 2006, respectively.

The Company’s Israel subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for $500, not to exceed 50% of the joint venture’s debt. The estimated fair value of the guaranty is insignificant. The joint venture is accounted for using the equity method of accounting.

The annual maturities of short-term and long-term debt are as follows:

2009	$ 20,095
2010	20,095
2011	-
2012	150,000
2013	125,000
Thereafter	600,000

NOTE I – POST EMPLOYMENT PLANS

Qualified Profit-Sharing and Investment Plans

The Company has a qualified profit-sharing and investment plan under section 401(k) of the Internal Revenue Code, which covers substantially all domestic employees in Michigan, South Carolina and New York. Contributions to the plan are at the discretion of the Board of Directors. Additionally, the Company matches a portion of employees’ contributions. The Company’s contributions to the plan were $12,675, $9,055 and $7,180 in fiscal 2008, 2007 and 2006, respectively.

The Company had an additional qualified investment plan under section 401(k) of the Internal Revenue Code, which covered non-union employees in New York. Contributions to the plan were at the discretion of the Board of Directors. Additionally, the Company matched a portion of employees’ contributions. The Company’s contributions to the plan were $415 for fiscal 2006. This plan was merged with the plan described above as of July 1, 2006.

Israeli Post Employment Benefits

Israeli labor laws and agreements require the Company to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. The Company’s Israeli subsidiaries also provide retirement bonuses to certain managerial employees. The Company makes regular deposits to retirement funds and purchases insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. At June 28, 2008, the liability related to these post employment benefits, which is recorded in other non-current liabilities, was $27,777. The Company has funded $23,076 of this amount, which is recorded in other non-current assets. The Company’s contributions to the above plans were $2,296, $1,777 and $2,760 for fiscal 2008, 2007 and 2006, respectively.

Deferred Compensation Plans

The Company has non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, the Company owns insurance policies with a cash surrender value of $7,404 as of June 28, 2008 that are intended as a long-term funding source for these plans. The assets, which are recorded in other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability, which is recorded in other non-current liabilities, was $7,420 at June 28, 2008 and $6,776 at June 30, 2007.

Postretirement Medical Benefits

The Company provides certain healthcare benefits to eligible U.S. employees and their dependents who meet certain age and service requirements when they retire. Generally, benefits are provided to eligible retirees after age 65 and to their dependents. Increases in the Company contribution for benefits are limited to increases in the CPI. Additional healthcare cost increases are paid through participant contributions. The Company accrues the expected costs of such benefits during a portion of the employees’ years of service. The plan is not funded. Under current plan provisions, the plan is not eligible for any federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy. The unfunded accumulated projected benefit obligation was $2,168 at June 28, 2008 and $2,039 at June 30, 2007. In accordance with SFAS 158, which became effective for the Company in the fourth quarter of fiscal 2007, the Company records unrecognized actuarial gains and losses as a component of accumulated other comprehensive income. As of June 28, 2008 and June 30, 2007, an unrecognized actuarial loss of $425 and gain of $2,550, respectively, were included in accumulated other comprehensive income on a net of tax basis – see Note K. Net periodic benefit gain was $396 in fiscal 2008 and net periodic benefit expense was $307 and $434 in fiscal 2007 and 2006, respectively.

NOTE J – SHAREHOLDERS’ EQUITY

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $18,219, $16,476 and $15,613, or $0.195, $0.178 and $0.168 per share, during fiscal 2008, 2007 and 2006, respectively. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions and are funded by available cash or borrowings. On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. This plan will expire on February 2, 2010. The previous repurchase plan was approved on February 8, 2007 and was exhausted during the third quarter of fiscal 2008. The Company has a 10b5-1 plan that allows a broker selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan’s formula which is generally based on the market price of the Company’s stock. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company repurchased 2,496 shares of common stock for $78,164 during fiscal 2008. The Company repurchased 1,361 and 1,923 shares of common stock for $22,464 and $28,330 during fiscal 2007 and 2006, respectively.

Share-Based Compensation Plans

All share-based compensation for employees and directors is granted under the 2003 Long-Term Incentive Plan, as amended, other than certain grants pursuant to employment agreements. The plan has been approved by the Company’s shareholders and provides for the granting of awards to its employees and directors for up to 10,928 shares of common stock. The purpose of the plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company’s success and prosperity. The awards that are granted under this program primarily include non-qualified stock options, incentive stock options, restricted shares and restricted share units. Restricted shares are generally service based, requiring a certain length of service before vesting occurs, while restricted share units can be either service based or performance based. Performance based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the plan. Awards granted under the plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.

Share-based compensation expense was $8,469 for fiscal 2008, $8,953 for fiscal 2007 and $9,485 for fiscal 2006. The income tax benefit recognized was $2,100 for fiscal 2008, $1,531 for fiscal 2007 and $3,092 for fiscal 2006. As of June 28, 2008, unrecognized share-based compensation expense was $12,778 and will be recognized over approximately 5 years. Proceeds from the exercise of stock options and excess income tax benefits attributable to stock options exercised are credited to common stock.

A summary of activity related to stock options is presented below:

	For the year ended June 28, 2008
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning options outstanding	5,626	$14.18
Granted	481	$20.73
Exercised	(2,434)	$13.53
Terminated / forfeited	(149)	$15.52

Ending options outstanding	3,524	$15.47	6.35	$60,207

Options exercisable	1,646	$13.85	4.93	$30,794

The aggregate intrinsic value for options exercised during the year was $43,592 for fiscal 2008, $12,423 for fiscal 2007 and $6,017 for fiscal 2006. The weighted average fair value per share at the grant date for options granted during the year was $5.54 for fiscal 2008, $5.60 for fiscal 2007 and $5.12 for fiscal 2006. The fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2008	2007	2006
Dividend yield	1.0%	1.1%	0.9%
Volatility, as a percent	21.8%	24.8%	28.0%
Risk-free interest rate	4.3%	4.8%	4.1%
Expected life in years after vest date	3.0	3.0	3.0

Volatility used in the valuation model was based on historical volatility. The risk-free interest rate was based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years after vest date was estimated based on past exercise behavior of employees.

A summary of activity related to non-vested restricted shares is presented below:

	For the year ended June 28, 2008
	Number of Non- Vested Shares	Weighted Average Grant Date Fair Value
Beginning non-vested shares outstanding	565	$14.78
Granted	28	$21.43
Vested	(283)	$16.29
Cancelled	(17)	$15.96

Ending non-vested shares outstanding	293	$16.49

The weighted average fair value per share at the date of grant for restricted shares granted during the year was $21.43 for fiscal 2008, $16.31 for fiscal 2007 and $14.10 for fiscal 2006. The total fair value of restricted shares that vested during the year was $7,095 for fiscal 2008, $3,325 for fiscal 2007 and $1,422 for fiscal 2006.

A summary of activity related to non-vested service based restricted share units is presented below:

	For the year ended June 28, 2008
	Number of Non- Vested Service Based Share Units	Weighted Average Grant Date Fair Value
Beginning non-vested service based share units outstanding	-	$-
Granted	227	$21.12
Vested	(1)	$20.50
Cancelled	(3)	$20.50

Ending non-vested service based share units outstanding	223	$21.13

The weighted average fair value per share at the date of grant for service based restricted share units granted during the year was $21.12 for fiscal 2008. The total fair value of restricted shares that vested during the year was $40 for fiscal 2008.

A summary of activity related to non-vested performance based restricted share units is presented below:

	For the year ended June 28, 2008
	Number of Non- Vested Performance Based Share Units	Weighted Average Grant Date Fair Value
Beginning non-vested performance based share units outstanding	183	$15.72
Granted	175	$20.24
Vested	-	$-
Cancelled	(9)	$15.77

Ending non-vested performance based share units outstanding	349	$17.99

The weighted average fair value per share at the date of grant for performance based restricted share units granted during the year was $20.24 for fiscal 2008 and $15.72 for fiscal 2007.

NOTE K – ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Accumulated other comprehensive income and fiscal year activity consisted of the following:

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post- retirement liability adjustments, net of tax	Accumulated other comprehensive income
Balance as of July 1, 2006	$2,332	$1,298	$(37)	$-	$3,593
Other comprehensive income (loss)	(1,126)	53,074	(1,415)	-	50,533
Adjustment for adoption of SFAS 158	-	-	-	2,550	2,550

Balance as of June 30, 2007	1,206	54,372	(1,452)	2,550	56,676
Other comprehensive income (loss)	(3,440)	110,432	(8,059)	(425)	98,508

Balance as of June 28, 2008	$(2,234)	$164,804	$(9,511)	$2,125	$155,184

For fiscal 2007, the adjustment to accumulated other comprehensive income related to the adoption of SFAS 158 is excluded from other comprehensive income (loss) as reflected in the Company’s consolidated statement of shareholders’ equity. The fiscal 2008 and 2007 foreign currency translation adjustments of $110,432 and $53,074, respectively, were driven primarily by the large fluctuation in the exchange rate between the Israeli shekel and U.S. dollar during each year.

NOTE L – INCOME TAXES

Pre-tax income and the provision for income taxes are summarized as follows:

	Fiscal Year
	2008	2007	2006
Pre-tax income:
U.S.	$103,255	$22,006	$59,270
Foreign	77,189	67,048	46,665

Total	$180,444	$89,054	$105,935

Provision for income taxes:
Current:
Federal	$37,636	$1,311	$22,640
State	3,923	550	1,650
Foreign	(3,019)	14,767	16,153

Subtotal	38,540	16,628	40,443

Deferred:
Federal	(3,076)	3,498	(684)
State	140	464	129
Foreign	9,067	(5,333)	(5,353)

Subtotal	6,131	(1,371)	(5,908)

Total	$44,671	$15,257	$34,535

A reconciliation of the provision based on the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2008	2007	2006
	%	%	%
Provision at Federal statutory rate	35.0	35.0	35.0

State income taxes, net of Federal benefit	1.3	0.7	1.7
Foreign tax rate differences	(0.8)	(3.5)	5.8
Expenses not deductible for tax purposes/ deductions not expensed for book, net	(2.2)	(0.7)	(2.2)
Approved enterprise benefit	(3.6)	(10.8)	(5.8)
Israeli tax ruling	(2.3)	-	-
Non-deductible write-off of in-process research and development	0.8	-	-
Inventory basis step-up	(1.6)	-	(0.9)
Intangible amortization	(2.9)	(2.7)	(3.4)
Research and development credit	(0.5)	(3.2)	(0.5)
Other	1.6	2.3	2.9

Effective income tax rate	24.8	17.1	32.6

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

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

	Fiscal Year
	2008	2007
Deferred income tax asset (liability):
Property and equipment	$(62,074)	$(49,620)
Inventory basis differences	12,940	14,304
Accrued liabilities	18,955	18,890
Allowance for doubtful accounts	3,540	3,407
Research and development	9,862	7,255
State operating loss carry forwards	1,654	1,787
State credit carry forwards	149	146
International operating loss carry forwards	1,052	474
Unearned revenue	1,813	3,109
Share-based compensation	2,456	5,299
Pre-acquisition approved enterprise earnings	(36,654)	(29,373)
Other, net	2,122	1,337

Subtotal	(44,185)	(22,985)
Valuation allowance for carry forwards	(1,441)	(1,607)

Net deferred income tax asset (liability):	$(45,626)	$(24,592)

The above amounts are classified in the consolidated balance sheet as follows:

	June 28, 2008	June 30, 2007
Assets	$118,079	$96,308
Liabilities	(163,705)	(120,900)

Net deferred income tax asset (liability)	$(45,626)	$(24,592)

At June 28, 2008, the Company had state net operating loss carry forwards of $1,654, state credit carry forwards of $149, and international net operating loss carry forwards of $1,052. At June 28, 2008, a valuation allowance of $786 had been provided for the state net operating loss carry forwards, $132 for state credit carry forwards, and $523 for international net operating loss carry forwards as utilization of such carry forwards within the applicable statutory periods is uncertain. The state net operating loss carry forwards expire through 2027, while the international net operating losses have no expiration. The valuation allowances for these net operating loss carry forwards are adjusted annually, as necessary. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.

Upon adoption of FIN 48 on July 1, 2007, the Company’s total unrecognized tax benefits amounted to $43,833 (including interest, penalties and net of tax), all of which was included in other non-current liabilities. A portion of this liability, $5,934, was accounted for as a reduction to the July 1, 2007 balance of retained earnings and $6,108 was accounted for as an increase to goodwill, as further discussed in Note F. The remaining $31,791 was reclassified from current accrued income taxes to other non-current liabilities. During fiscal 2008, the liability for uncertain tax positions increased by $28,435 (including currency impacts), of which $2,274 was accounted for as an increase to goodwill, as further discussed in Note F, bringing the Company’s total unrecognized tax benefits to $72,268 (including interest, penalties and net of tax) as of June 28, 2008. A reconciliation of the change in gross unrecognized tax benefits during fiscal 2008 is as follows:

Unrecognized Tax Benefits
Balance at July 1, 2007	$38,929
Additions:
Positions related to the current year	8,440
Positions of prior years	10,567
Reductions:
Positions related to the current year	-
Positions of prior years	(544)
Settlements with taxing authorities	-
Lapse of statutes of limitation	-

Balance at June 28, 2008	$57,392

Included in the liability for unrecognized tax benefits at June 28, 2008 were $55,802 of unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Also included in the liability for unrecognized tax benefits at June 28, 2008 were $16,466 of unrecognized tax benefits associated with liabilities related to acquisitions that were charged to goodwill that, if recognized prior to the effective date of SFAS 141(R), would impact goodwill in accordance with EITF 97-3; if recognized after the effective date of SFAS 141(R), the related amounts would impact the effective tax rate.

Total interest and penalties included in non-current liabilities at July 1, 2007 amounted to $9,216 (net of tax benefit). During fiscal 2008, the liability for interest and penalties increased $10,164, of which $8,423 impacted the effective tax rate (net of tax benefit, respectively), bringing the Company’s total liability for interest and penalties for unrecognized tax benefits to $19,380 (net of tax benefit) as of June 28, 2008.

The Company files income tax returns in the U.S., various state and local jurisdictions, and multiple foreign jurisdictions. The Company is subject to periodic audits by domestic and foreign tax authorities. Tax years subject to examination in the U.S. by the IRS include all fiscal years after 2004. The Israeli Tax Authority is currently auditing the Company for years ended December 2003, December 2004 and May 2005. In January 2008, the Company was notified by the German Tax Authority that it will be audited for the years ended December 2003, December 2004, May 2005, May 2006 and May 2007.

The Company anticipates that the total amount of the liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statutes of limitations in the next 12 months. However, considering the status of various audits, the Company cannot reliably estimate the range of a potential change at this time.

Tax Rate Reductions

A newly enacted law that became effective January 1, 2006 reduced the Israel statutory corporate tax rate as follows: 31% for 2006, 29% for 2007, 27% for 2008, 26% for 2009 and 25% for 2010 and thereafter.

Effective for 2008, Germany enacted a new law that reduced the statutory corporate income tax rate from 25% to 15%.

As of April 1, 2008, enacted U.K. legislation reduced the statutory corporate income tax rate from 30% to 28%.

Tax Exemptions in Israel

Certain of the Company’s Israel subsidiaries have been granted approved enterprise status under the Law for the Encouragement of Capital Investments (1959). Income derived from such entities is entitled to various tax benefits beginning in the year the subsidiary first generates taxable income. These benefits apply to an entity depending on certain elections. Certain subsidiaries have elected alternative tax benefits and are entitled to tax exemption for ten years. The period of benefits for these subsidiaries expires through 2015. Certain other subsidiaries have elected investment grant benefits and are entitled to tax exemption for two years followed by a reduced tax rate of 10% to 25% for the five following years. The period of benefits for these subsidiaries, which have not started, expire not later than 2016. Once the benefits period expires, income from these subsidiaries will be taxed at the applicable statutory rate.

These benefits are generally granted with the understanding that cash dividends will not be distributed from the affected income. Should dividends be distributed out of tax exempt income, the subsidiary would be required to pay a 10% to 25% tax on the distribution. The Company does not currently intend to cause distribution of a dividend, which would involve additional tax liability in the foreseeable future; therefore, no provision has been made for such tax on post-acquisition earnings.

Certain other conditions apply to maintain entitlement to these tax benefits. Failure to comply with these conditions may cancel the benefits, in whole or in part, and repayment of the amount of tax benefits with interest may be required. All affected subsidiaries are currently in compliance with these conditions.

NOTE M – COMMITMENTS AND CONTINGENCIES

The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through 2014. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2009 – $13,356; 2010 – $10,529; 2011 – $8,301; 2012 – $6,844; 2013 – $7,061 and thereafter – $5,736. Rent expense under all leases was $13,476, $12,675 and $9,664 for fiscal 2008, 2007 and 2006, respectively.

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. In June 2008, the Council of Ramat Hovav asserted third party claims in the aggregate amount of approximately $74,800 against several companies, including the Company, based upon these lawsuits. At this time, the Company cannot reasonably predict the outcome or the liability, if any, associated with these claims.

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

The Company’s Israeli subsidiary has provided a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt, that is not recorded on the Company’s condensed consolidated balance sheets as of June 28, 2008.

NOTE N – QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of the Company’s last eight fiscal quarters. This information below has been prepared on a basis consistent with the Company’s audited consolidated financial statements and includes certain reclassifications that the Company considers necessary for a fair presentation of the data.

Fiscal 2008	First Quarter(1)	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
Net sales	$382,740	$435,483	$503,707	$500,201
Gross profit	$117,271	$130,810	$157,946	$144,934
Net income	$34,019	$34,289	$39,967	$27,498
Basic earnings per share(4)	$0.37	$0.37	$0.43	$0.30
Diluted earnings per share	$0.36	$0.36	$0.42	$0.29
Weighted average shares outstanding
Basic	93,142	93,147	92,854	93,090
Diluted	94,884	95,283	94,955	95,076

Fiscal 2007	First Quarter(5)	Second Quarter(6)	Third Quarter(7)	Fourth Quarter(8)
Net sales	$340,215	$370,629	$362,288	$374,296
Gross profit	$94,420	$94,902	$99,537	$106,167
Net income	$16,882	$21,088	$17,056	$18,771
Basic earnings per share	$0.18	$0.23	$0.19	$0.20
Diluted earnings per share	$0.18	$0.23	$0.18	$0.20
Weighted average shares outstanding
Basic	92,168	91,836	91,643	92,078
Diluted	93,273	93,506	93,298	94,063

(1)	Includes a $1,900 reduction in administrative costs due to a settlement of a pre-acquisition legal claim related to Agis and a $4,222 one-time benefit from favorable tax ruling in Israel.
(2)

Includes recognizing a net $4,987 in pre-tax income related to a license agreement termination with a customer, an increase in sales due to a one-time accrual reversal of $4,900 related to a long standing customer negotiation, a pre-tax charge to cost of sales of $2,878 associated with the step-up in value of inventory related to the Galpharm acquisition, a pre-tax charge of $2,786 for write-off of in-process research and development costs and $348 for restructuring costs.

(3)

Includes pre-tax charges of $10,346 related to an impairment of a developed product formulation intangible asset, $2,878 associated with the step-up in value of inventory related to the Galpharm acquisition and $1,964 for restructuring costs.

(4)	The sum of quarterly financial data may vary from the annual data due to rounding.
(5)	Includes pre-tax charges of $1,026 for costs related to acetaminophen product recall and $1,200 for estimate of obsolescence expense for pseudoephedrine-related inventory.
(6)	Includes pre-tax charges of $5,000 for costs related to acetaminophen product recall, $642 for restructuring costs and $300 for estimate of obsolescence expense for pseudoephedrine-related inventory.
(7)	Includes pre-tax charges of $8,252 for write-off of in-process research and development costs, $306 for restructuring costs and $268 for costs related to acetaminophen product recall.
(8)

Includes pre-tax charge to cost of sales of $4,573 associated with the step-up in value of inventory related to the Glades acquisition, $2,034 related to an impairment of a note receivable, $233 for costs related to acetaminophen product recall, $400 for estimate of obsolescence expense for pseudoephedrine-related inventory and $550 for the reduction of an accrual related to mesalamine rectal suspension product recall.

NOTE O – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API, along with an Other category. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products. The Rx Pharmaceuticals segment includes the development and sale of prescription drug products. The API segment includes the development and manufacturing of API products in Israel and Germany. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note A.

The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. For fiscal 2008 and 2007, unallocated expenses included a one-time write-off of in-process research and development of $2,786 related to the assets acquired from Galpharm and $8,252 related to the assets acquired from Glades, respectively. In the third quarter of fiscal 2008, the API segment recognized a one-time $4,900 accrual reversal related to a long standing customer contract negotiation in net sales. In the third quarter of fiscal 2008, the Company’s Israeli subsidiary and a customer agreed to terminate a license agreement. The terms of the agreement included a one-time cash payment of $8,500 from the customer in lieu of expected future minimum royalty payments. The Company recognized the full $8,500 in net sales for the Rx Pharmaceuticals segment in the third quarter of fiscal 2008. In addition, as part of the Agis acquisition in March 2005, the Company had recorded an intangible asset related to the license agreement. In the third quarter of fiscal 2008, the Company wrote off the remaining net book value of $3,513, all of which was recognized as an acceleration of amortization expense. In addition, in the fourth quarter of fiscal 2008, the Rx Pharmaceuticals segment recognized an intangible asset impairment charge of $10,346 – see Note G. For fiscal 2008, 2007 and 2006, the Consumer Healthcare segment incurred restructuring charges of $2,312, $879 and $8,846, respectively – see Note P. Also in the Consumer Healthcare segment, asset impairment charges of $2,034 and $7,783 were incurred in fiscal 2007 and 2006, respectively.

Revenues generated outside the U.S. for fiscal 2008, 2007 and 2006 were $577,171, $478,104 and $348,545, respectively, primarily in Israel, the U.K. and Mexico. As of June 28, 2008 and June 30, 2007, the net book value of property and equipment located outside the U.S. was $183,676 and $158,437, respectively. Approximately $133,000 of property and equipment was located in Israel as of June 28, 2008. One customer accounted for 20% of net sales in fiscal 2008, 21% in fiscal 2007 and 22% in fiscal 2006.

	Consumer Healthcare	Rx Pharma- ceuticals	API	Other	Unallocated expenses	Total
Fiscal 2008
Net sales	$1,336,140	$161,271	$149,553	$175,167	-	$1,822,131
Operating income	$172,654	$21,386	$20,475	$8,988	$(26,023)	$197,480
Operating income %	12.9%	13.3%	13.7%	5.1%	-	10.8%
Total assets	$1,600,226	$466,688	$295,863	$212,300	-	$2,575,077
Capital expenditures	$25,729	$6,044	$9,386	$3,665	-	$44,824
Property and equip, net	$208,645	$27,270	$87,071	$33,909	-	$356,895
Depreciation/amortization	$29,608	$22,683	$12,247	$4,693	-	$69,231

Fiscal 2007
Net sales	$1,037,305	$137,797	$122,143	$150,183	-	$1,447,428
Operating income	$70,522	$23,996	$19,072	$8,037	$(21,974)	$99,653
Operating income %	6.8%	17.4%	15.6%	5.3%	-	6.9%
Total assets	$1,134,443	$378,944	$249,860	$161,907	-	$1,925,154
Capital expenditures	$16,615	$8,969	$16,572	$2,858	-	$45,014
Property and equip, net	$206,780	$24,520	$72,364	$27,408	-	$331,072
Depreciation/amortization	$31,239	$10,714	$10,663	$5,416	-	$58,032

Fiscal 2006
Net sales	$994,231	$120,941	$110,713	$140,936	-	$1,366,821
Operating income	$79,976	$16,775	$26,071	$4,819	$(13,543)	$114,098
Operating income %	8.0%	13.9%	23.5%	3.4%	-	8.3%
Total assets	$1,095,200	$313,600	$185,759	$156,065	-	$1,750,624
Capital expenditures	$18,781	$4,600	$10,272	$2,774	-	$36,427
Property and equip, net	$215,075	$20,367	$57,893	$26,023	-	$319,358
Depreciation/amortization	$30,841	$9,779	$9,518	$6,466	-	$56,604

NOTE P – RESTRUCTURING CHARGES

In the fourth quarter of 2008, due to the expected loss of future contract manufacturing business with a customer beginning in the first quarter of fiscal 2009, the Company’s U.K. subsidiary made the decision to restructure its workforce in order to better align its resources based on future production needs. As a result of this restructuring plan, the Company’s U.K. subsidiary recorded a charge in the fourth quarter of fiscal 2008 in the Company’s Consumer Healthcare segment of $1,821 related to employee termination benefits for 108 employees, of which $1,403 has been paid as of year-end. The remaining $418 is expected to be paid over the first four months of fiscal 2009. The Company’s U.K. subsidiary does not expect to incur any additional charges related to this restructuring plan. The charge for employee termination benefits is included in the restructuring line of the consolidated statement of income for fiscal 2008.

In the third quarter of 2008, due to an evaluation of its current capacity utilization of its U.S. distribution facilities, as well as freight consolidation opportunities based on its customers’ geographical locations, the Company made the decision to close its West Coast distribution center. In connection with this close, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge in the Company’s Consumer Healthcare segment of $151 in the third quarter of fiscal 2008 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company recorded a charge of $197 related to employee termination benefits for six employees in the third quarter of fiscal 2008, which are expected to be paid over the following six months. As of June 28, 2008, no amounts related to employee termination benefits have been paid out. During the fourth quarter of fiscal 2008, the Company incurred charges of approximately $143 related to facility closing costs. The Company does not expect to incur any additional charges related to this restructuring plan. The charges for asset impairment, employee termination benefits and facility closing costs are included in the restructuring line of the consolidated statement of income for fiscal 2008. The activity of the restructuring reserve is detailed in the following table:

Fiscal 2008 Restructuring Employee Termination
Balance at March 29, 2008	$197
Payments	-

Balance at June 28, 2008	$197

In the fourth quarter of fiscal 2006, as a result of an ongoing review of its Consumer Healthcare operating strategies, the Company’s Board of Directors approved plans to exit two unprofitable product lines, effervescent tablets and psyllium-based laxatives, and as a result, incurred an impairment charge in the Company’s Consumer Healthcare segment of $8,846 in the fourth quarter of fiscal 2006 to reflect the difference between the carrying value and the fair value of the affected assets. The asset impairment charge is included in the restructuring line of the consolidated statement of income for fiscal 2006. This action resulted in the sale of one Michigan plant and the closure of an additional Michigan plant, both in the second quarter of fiscal 2007. The Company recorded a gain of $1,276 in the second quarter of fiscal 2007 based on the cash proceeds from the sale of the plant. The gain is included in the restructuring line of the consolidated statement of income. The Company also recorded a $1,500 note receivable from the buyer of the plant. This amount, reflecting further gain on the sale of the plant, was deferred and is being recognized as the note is repaid over its five-year term. As of June 28, 2008, the net book value of the assets associated with the second plant is included in the assets held for sale line item on the Company’s consolidated balance sheet. During the fourth quarter of fiscal 2008, the Company had this plant reappraised and determined that no adjustment was needed to the carrying value of the asset. The Company is continuing to hold this asset for sale at a price that approximates its fair value. In addition, the Company incurred a charge of $2,224 in fiscal 2007 for employee-related and plant shutdown costs. The employee-related charge was $1,151 for termination benefits for 72 employees, all of which was paid by the end of fiscal 2007.

NOTE Q – SUBSEQUENT EVENT

Subsequent to its year-end, the Company’s U.K. business acquired Brunel Healthcare Ltd. from NeutraHealth plc in exchange for assets from its vitamins, minerals and supplements (VMS) business. The purchase of the Brunel Healthcare OTC product lines is expected to replace the Company’s U.K. VMS business. The acquisition will be accounted for in accordance with Accounting Principles Bulletin No. 29 “Accounting for Non-Monetary Transactions” as amended by SFAS 153. The assets of Brunel Healthcare will be recorded at their fair value, which approximates $12,000. This amount will be used for purposes of determining a gain or loss upon disposition of the VMS assets, which is not expected to be material.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported on Form 8-K, on May 20, 2008, the Audit Committee of the Board of Directors of the Company, as part of its annual review process, selected Ernst & Young, to serve as its independent registered public accounting firm for the 2009 fiscal year ending June 27, 2009.

The Audit Committee has determined that BDO Seidman, LLP (BDO) will not be reappointed as the Company’s independent registered public accounting firm. Accordingly, effective upon the completion of its engagement for the Company’s fiscal year ended June 28, 2008, BDO will cease to be the Company’s independent registered public accounting firm. With respect to BDO and its service as the Company’s independent registered public accounting firm, during the fiscal years ended June 30, 2007 and July 1, 2006, as well as the subsequent period preceding the Audit Committee’s decision not to reappoint BDO:

—

There were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K, except that, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006, BDO’s audit for that fiscal year of the Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting stated that the Company and its subsidiaries had not maintained effective internal control over financial reporting as of July 1, 2006, as a result of material weaknesses identified by the Company’s management. The Company’s management has concluded that, for the fiscal year ended June 30, 2007, the Company’s internal control over financial reporting was effective.

—

BDO’s reports on the Company’s financial statements for fiscal years 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principals.

—

There were no disagreements with BDO on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BDO, would have caused them to make a reference to the subject matter of the disagreement(s) in their reports.

The Company provided BDO with a copy of these disclosures and asked BDO to provide it with a letter addressed to the Securities and Exchange Commission stating whether BDO agrees with the Company’s statements and, if not, stating the respects in which it does not agree. A copy of BDO’s letter to the Commission is attached as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on May 23, 2008.

During the fiscal years ended June 30, 2007 and July 1, 2006 and the subsequent period prior to engaging Ernst & Young, the Company did not consult with Ernst & Young regarding the application of accounting principals to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures.

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 28, 2008, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

(b) Management's Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of its internal control as part of this Form 10-K. The independent registered public accounting firm of BDO Seidman, LLP also attested to, and reported on, the effectiveness of the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in this Form 10-K under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

In connection with the evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 28, 2008 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Directors of the Company.
This information is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting under the heading “Proposal Requiring Your Vote - Election of Directors”.

(b)	Executive Officers of the Company.
See Part I, Additional Item of this Form 10-K.

(c)	Audit Committee Financial Expert.
This information is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting under the heading “Board and Committee Membership”.

(d)	Identification and Composition of the Audit Committee.
This information is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting under the heading “Board and Committee Membership”.

(e)	Compliance with Section 16(a) of the Exchange Act.
This information is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”.

(f)	Code of Ethics.
This information is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting under the heading “Corporate Governance”.

Item 11.	Executive Compensation.

This information is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting under the headings “Executive Compensation”, “Compensation Committee Report”, “Potential Payments Upon Termination or Change in Control” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting under the heading “Ownership of Perrigo Common Stock”. Information concerning equity compensation plans is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting under the heading “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting under the heading “Certain Transactions” and “Corporate Governance”.

Item 14.	Principal Accountant Fees and Services.

This information is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting under the heading “Independent Accountants”.

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

2(a)

Agreement and Plan of Merger dated as of November 14, 2004, among Registrant, Agis Industries (1983) Ltd. and Perrigo Israel Opportunities Ltd., incorporated by reference from Appendix A to the Registrant’s Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

3(a)	Amended and Restated Articles of Incorporation of Registrant, as amended, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on February 2, 2005.

3(b)	Restated Bylaws, as amended through October 30, 2007, incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on November 2, 2007.

4(a)

Registration Rights Agreement, dated as of November 14, 2004, between Registrant and Moshe Arkin, incorporated by reference from Appendix H to the Registrant’s Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed on February 11, 2005.

10(a)*

Registrant’s 2003 Long-Term Incentive Plan effective October 29, 2003, as amended, incorporated by reference from the Registrant’s Proxy Statement (No. 000-19725) for its 2003 Annual Meeting of Shareholders filed on September 26, 2003.

10(b)*	Registrant’s Employee Stock Option Plan, as amended, incorporated by reference from the Registrant’s Form 10-K (No. 000-19725) filed on September 18, 2002.

10(c)*

Registrant’s 1989 Non-Qualified Stock Option Plan for Directors, as amended, incorporated by reference from Exhibit B of the Registrant’s 1997 Proxy Statement (No. 000-19725) as amended at the Annual Meeting of Shareholders on October 31, 2000.

10(d)*	Registrant’s Restricted Stock Plan for Directors, dated November 6, 1997, incorporated by reference from Registrant’s 1998 Form 10-K (No. 000-19725) filed on October 6, 1998.

10(e)*	Registrant’s Executive Retention Plan, dated January 1, 2002, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on October 30, 2002.

10(f)*	Registrant’s Nonqualified Deferred Compensation Plan, dated December 31, 2001, as amended, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on January 24, 2002.

10(g)*	Registrant’s Restricted Stock Plan for Directors II, dated August 14, 2001, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on October 23, 2001.

10(h)*	Registrant’s Management Incentive Bonus Plan, effective June 27, 2004, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on October 26, 2004.

10(i)*

Employment Agreement, dated as of November 14, 2004, among Registrant, Agis Industries (1983) Ltd. and Refael Lebel, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on March 22, 2005.

10(j)

Credit Agreement, dated as of March 16, 2005, among Registrant, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Bank Leumi USA, as syndication agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as documentation agents, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 5, 2005.

10(k)	Letter of Undertaking of Perrigo Israel Holdings Ltd. dated March 16, 2005, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 5, 2005.

10(l)

Cash Collateral Pledge Agreement dated as of March 16, 2005 between Perrigo International, Inc., as Pledgor, and Bank Hapoalim B.M, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 5, 2005.

10(m)	Guaranty of Perrigo International, Inc. dated March 16, 2005, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 5, 2005.

10(n)

Contract, dated as of December 19, 2001, between Arkin Real Estate Holdings (1961) Ltd. and Agis Industries (1983) Ltd., incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 5, 2005.

10(o)*

Employment Agreement, dated as of November 14, 2004, among Registrant, Agis Industries (1983) Ltd. and Moshe Arkin, incorporated by reference from Appendix I to the Registrant’s Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

10(p)*	Form of Non-qualified Stock Option Agreement, incorporated by reference from the Registrant’s 10-Q (No. 000-19725) filed on February 2, 2005.

10(q)*	Form of Restricted Stock Agreement, incorporated by reference from the Registrant’s 10-Q (No. 000-19725) filed on February 2, 2005.

10(r)

Undertaking Agreement, dated as of November 14, 2004, among Registrant, Agis Industries (1983) Ltd. and Moshe Arkin, incorporated by reference from Appendix D to the Registrant’s Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

10(s)

Nominating Agreement, dated as of November 14, 2004, between Registrant and Moshe Arkin, incorporated by reference from Appendix F to the Registrant’s Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

10(t)

Lock-Up Agreement, dated as of November 14, 2004, among Moshe Arkin, Registrant and Perrigo Israel Opportunities Ltd., incorporated by reference from Appendix G to the Registrant’s Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

10(u)

Voting Agreement, dated as of November 14, 2004, between Agis Industries (1983) Ltd. and Michael J. Jandernoa, incorporated by reference from Appendix E to the Registrant’s Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

10(v)*	Amendment to Nominating Agreement, dated as of July 12, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on July 18, 2005.

10(w)*

Amendment No. 2 to Nominating Agreement, dated as of September 10, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on September 14, 2005.

10(x)

First Amendment, dated as of September 30, 2005, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on October 27, 2005.

10(y)

Foreign Subsidiary Borrower Agreement, dated as of September 26, 2005, among Chemagis (Germany) GmbH, Perrigo Company and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on October 27, 2005.

10(z)*	Amendment to the 2003 Long-Term Incentive Plan, effective as of October 28, 2005, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on November 3, 2005.

10(aa)*

Letter Agreement by and between Perrigo Company and Ran Gottfried, dated February 15, 2006 and effective February 16, 2006, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on February 22, 2006.

10(bb)*	Perrigo Company Non-qualified Deferred Compensation Plan, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on March 29, 2006.

10(cc)*	Form of Long-Term Incentive Award Agreement, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on August 22, 2006.

10(dd)*

Employment Agreement dated as of September 8, 2006 by and between Perrigo Company and Joseph C. Papa, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on September 12, 2006.

10(ee)

Second Amendment, dated as of October 30, 2006, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association, formerly known as Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant's Form 8-K (No. 000-19725) filed on November 2, 2006.

10(ff)	Form of Indemnity Agreement, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on November 9, 2006.

10(gg)*	Form of Long-Term Incentive Award Agreement, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on February 1, 2007.

10(hh)*

Letter Agreement by and between Perrigo Company and Ben-Zion Zilberfarb, dated February 8, 2007, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K (No. 000-19725) filed on February 22, 2007.

10(ii)*	Registrant's 2003 Long-Term Incentive Plan, as amended as of February 7, 2007, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10(jj)*	Form of Restricted Stock Agreement (Under the Perrigo Company 2003 Long-Term Incentive Plan), incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10(kk)*	Form of Long-Term Incentive Award Agreement (Under the Perrigo Company 2003 Long-Term Incentive Plan), incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10(ll)*	Form of Restricted Stock Agreement (For Approved Section 102 Awards), incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10(mm)*

Form of 2006 Long-Term Incentive Award Agreement, For Approved Section 102 Awards (Under the Perrigo Company 2003 Long-Term Incentive Plan), incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10(nn)*

Form of 2006 Long-Term Incentive Award Agreement (Under the Perrigo Company 2003 Long-Term Incentive Plan), incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10(oo)*

Registrant’s Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on October 11, 2007.

10(pp)

Third Amendment, dated as of July 31, 2007, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant’s Form 10-Q (No. 0-19725) filed on May 6, 2008.

10(qq)

Fourth Amendment, dated as of January 8, 2008, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant’s Form 10-Q (No. 0-19725) filed on May 6, 2008.

10(rr)

Fifth Amendment, dated as of April 22, 2008, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant’s Current Report on Form 8-K (No. 0-19725) filed on April 25, 2008.

10(ss)*

Amendment to Employment Agreement by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel dated as of May 1, 2008, incorporated by reference from the Registrant’s Form 10-Q (No. 0-19725) filed on May 6, 2008.

10(tt)*

Noncompetition and Nondisclosure Agreement by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel dated as of May 1, 2008, incorporated by reference from the Registrant’s Form 10-Q (No. 0-19725) filed on May 6, 2008.

10(uu)*

Consulting Agreement by and between Perrigo Company, Moshe Arkin, and M. Arkin Ltd., dated as of May 1, 2008, incorporated by reference from the Registrant’s Form 10-Q (No. 0-19725) filed on May 6, 2008.

10(vv)

Master Note Purchase Agreement dated as of May 29, 2008 among Perrigo Company and the Purchasers listed therein, incorporated by reference from the Registrant’s Form 8-K (No. 0-19725) filed on May 30, 2008.

10(ww)

Term Loan Agreement dated as of April 22, 2008 with JPMorgan Chase Bank, N.A., as administrative agent, RBS Citizens, N.A., as syndication agent, and the Lenders party thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K (No. 0-19725) filed on April 25, 2008.

10(xx)*	Employment Agreement dated as of November 14, 2004 by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan.

10(yy)*	Amendment to Employment Agreement dated as of March 17, 2005 by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan.

10(zz)*	Addendum to Employment Agreement between Sharon Kochan, Perrigo Company and Agis Industries (1983) Ltd. dated as of July 16, 2007 by and between Perrigo Company and Sharon Kochan.

16.1	Letter from BDO Seidman, LLP dated May 22, 2008, incorporated by reference from the Registrant’s Form 8-K (No. 0-19725) filed on May 23, 2008.

21	Subsidiaries of the Registrant.

23	Consent of BDO Seidman, LLP.

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

*	Denotes management contract or compensatory plan or arrangement.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

PERRIGO COMPANY

(in thousands)

Description	Balance at Beginning of Period	Net Bad Debt Expenses	Deductions(1)	Balance at End of Period
Year Ended July 1, 2006:
Allowances deducted from asset accounts:
Allowances for uncollectible accounts	$10,370	$2,334	$1,526	$11,178

Year Ended June 30, 2007:
Allowances deducted from asset accounts:
Allowances for uncollectible accounts	$11,178	$(2,693)	$(936)	$9,421

Year Ended June 28, 2008:
Allowances deducted from asset accounts:
Allowances for uncollectible accounts	$9,421	$152	$(358)	$9,931

(1)	Uncollectible accounts charged off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 28, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 18th of August 2008.

PERRIGO COMPANY

By:	/s/ Joseph C. Papa
Joseph C. Papa
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Joseph C. Papa, Judy L. Brown and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 28, 2008 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 28, 2008 has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 18, 2008.

Signature	Title

/s/ Joseph C. Papa	President and Chief Executive Officer
Joseph C. Papa	(Principal Executive Officer and Chairman of the Board)

/s/ Judy L. Brown	Executive Vice President and Chief Financial Officer
Judy L. Brown	(Principal Accounting and Financial Officer)

/s/ Moshe Arkin	Director
Moshe Arkin

/s/ Laurie Brlas	Director
Laurie Brlas

/s/ Gary M. Cohen	Director
Gary M. Cohen

/s/ David T. Gibbons	Director
David T. Gibbons

/s/ Ran Gottfried	Director
Ran Gottfried

/s/ Ellen R. Hoffing	Director
Ellen R. Hoffing

/s/ Michael J. Jandernoa	Director
Michael J. Jandernoa

/s/ Gary K. Kunkle, Jr.	Director
Gary K. Kunkle, Jr.

/s/ Herman Morris, Jr.	Director
Herman Morris, Jr.

/s/ Ben-Zion Zilberfarb	Director
Ben-Zion Zilberfarb

EXHIBIT INDEX

Exhibit	Document

10(xx)	Employment Agreement dated as of November 14, 2004 by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan.

10(yy)	Amendment to Employment Agreement dated as of March 17, 2005 by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan.

10(zz)	Addendum to Employment Agreement between Sharon Kochan, Perrigo Company and Agis Industries (1983) Ltd. dated as of July 16, 2007 by and between Perrigo Company and Sharon Kochan.

21	Subsidiaries of the Registrant.

23	Consent of BDO Seidman, LLP.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.