Form 10-Q
period 2008-09-27
PERRIGO CO
filed 2008-11-06
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

As of October 31, 2008, the registrant had 92,269,484 outstanding shares of common stock.

PERRIGO COMPANY

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology. Please see Item 1A of the Company’s Form 10-K for the year ended June 28, 2008 and Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	First Quarter
	2009	2008
Net sales	$480,236	$382,740
Cost of sales	336,021	265,469

Gross profit	144,215	117,271

Operating expenses
Distribution	7,969	7,074
Research and development	18,224	16,320
Selling and administration	59,341	47,218

Total	85,534	70,612

Operating income	58,681	46,659
Interest, net	5,846	4,655
Other (income) expense, net	115	(573)

Income before income taxes	52,720	42,577
Income tax expense	14,762	8,558

Net income	$37,958	$34,019

Earnings per share
Basic	$0.41	$0.37
Diluted	$0.40	$0.36
Weighted average shares outstanding
Basic	92,787	93,142
Diluted	94,568	94,884
Dividends declared per share	$0.050	$0.045

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 27, 2008	June 28, 2008	September 29, 2007
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$249,328	$318,604	$46,837
Investment securities	14	560	32,487
Accounts receivable, net	340,138	350,272	283,443
Inventories	448,386	399,972	314,597
Current deferred income taxes	44,477	43,342	41,372
Income taxes refundable	468	6,883	5,596
Prepaid expenses and other current assets	25,863	37,226	23,010

Total current assets	1,108,674	1,156,859	747,342
Property and equipment	747,235	745,840	665,239
Less accumulated depreciation	(381,468)	(388,945)	(343,033)

	365,767	356,895	322,206
Restricted cash	400,000	400,000	400,000
Goodwill	262,195	282,417	199,730
Other intangible assets	223,460	229,327	187,467
Non-current deferred income taxes	63,130	74,737	49,184
Other non-current assets	70,145	74,842	40,723

	$2,493,371	$2,575,077	$1,946,652

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$270,614	$253,307	$170,639
Notes payable	—	—	11,677
Payroll and related taxes	51,506	77,140	38,425
Accrued customer programs	50,025	53,668	48,638
Accrued liabilities	52,703	56,958	44,142
Current deferred income taxes	18,839	24,493	15,214
Current portion of long-term debt	21,163	20,095	15,314

Total current liabilities	464,850	485,661	344,049
Non-current liabilities
Long-term debt	893,433	895,095	642,629
Non-current deferred income taxes	130,234	139,212	101,424
Other non-current liabilities	116,596	121,394	87,324

Total non-current liabilities	1,140,263	1,155,701	831,377
Shareholders’ equity
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	468,798	488,537	521,117
Accumulated other comprehensive income	96,167	155,184	47,864
Retained earnings	323,293	289,994	202,245

Total shareholders’ equity	888,258	933,715	771,226

	$2,493,371	$2,575,077	$1,946,652

Supplemental Disclosures of Balance Sheet Information
Allowance for doubtful accounts	$9,531	$9,931	$8,622
Working capital	$643,824	$671,198	$403,293
Preferred stock, shares issued	—	—	—
Common stock, shares issued	92,891	93,311	93,566

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Quarter
	2009	2008
Cash Flows (For) From Operating Activities
Net income	$37,958	$34,019
Adjustments to derive cash flows
Depreciation and amortization	16,767	15,570
Share-based compensation	2,754	1,958
Income tax benefit from exercise of stock options	345	705
Excess tax benefit of stock transactions	(1,685)	(570)
Deferred income taxes	(13,677)	710

Sub-total	42,462	52,392

Changes in operating assets and liabilities, net of asset and business acquisitions and restructuring
Accounts receivable	15,669	(3,389)
Inventories	(40,317)	(21,356)
Income taxes refundable	(468)	(6,883)
Accounts payable	7,259	7,665
Payroll and related taxes	(29,037)	(7,437)
Accrued customer programs	(3,643)	420
Accrued liabilities	(4,471)	(3,584)
Accrued income taxes	6,228	9,729
Other	7,285	(563)

Sub-total	(41,495)	(25,398)

Net cash from operating activities	967	26,994

Cash Flows (For) From Investing Activities
Purchase of securities	—	(73,418)
Proceeds from sales of securities	—	89,182
Cash acquired in asset exchange	2,115	—
Acquisition of business, net of cash acquired	(14,839)	—
Acquisition of intangible assets	(1,000)	(12,401)
Additions to property and equipment	(5,913)	(4,364)

Net cash for investing activities	(19,637)	(1,001)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(11,006)	(99)
Borrowings of long-term debt	—	30,000
Repayments of long-term debt	(14,287)	(38,000)
Excess tax benefit of stock transactions	1,685	570
Issuance of common stock	5,481	4,155
Repurchase of common stock	(29,314)	(4,280)
Cash dividends	(4,659)	(4,214)

Net cash for financing activities	(52,100)	(11,868)

Net increase (decrease) in cash and cash equivalents	(70,770)	14,125
Cash and cash equivalents, at beginning of period	318,604	30,305
Effect of exchange rate changes on cash	1,494	2,407

Cash and cash equivalents, at end of period	$249,328	$46,837

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$9,860	$11,254
Interest received	$7,209	$5,189
Income taxes paid	$12,050	$3,612
Income taxes refunded	$1,016	$1,003

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2008

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The Company has reclassified certain amounts in prior years to conform to the current year presentation. The amounts reclassified had no effect on retained earnings or net income.

Operating results for the quarter ended September 27, 2008 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2008.

Recently Issued Accounting Standards

At the beginning of fiscal 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) and the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). See Note D for more information pertaining to the adoption of these Statements and their effect on the Company’s condensed consolidated financial statements.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of this Statement to have a material impact on its consolidated results or operations or its financial position.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements had not been issued. See Note D for more information pertaining to the adoption of this FSP and its effect on the Company’s condensed consolidated financial statements.

NOTE B – ACQUISITIONS

JB Laboratories – On September 16, 2008, the Company acquired JB Laboratories, a privately-held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $43,605, including debt assumed. The acquisition of JB Laboratories is expected to provide increased sales revenue and additional FDA-compliant production capacity to help service current and future customer needs. The Company paid $15,582 in cash, including acquisition costs of $436, and assumed $28,023 of existing debt, of which $25,293 was repaid immediately and the remaining $2,730 is expected to be repaid in the second quarter of fiscal 2009. The acquisition was accounted for under the purchase method of accounting. The JB Laboratories balance sheet is included in the Company’s condensed consolidated balance sheet as of September 27, 2008. The operating results for JB Laboratories from the date of acquisition to the end of the first quarter were immaterial and will be included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in its second quarter of fiscal 2009. Prior to the acquisition, JB Laboratories’ fiscal year began January 1 and ended December 31. After the acquisition, for purposes of consolidation, JB Laboratories’ fiscal year is the same as the Company’s fiscal year. Pro forma results of operations have not been presented because the effects of JB Laboratories were not material to the Company’s condensed consolidated financial statements.

The purchase price through September 27, 2008 was $43,605 and was preliminarily allocated as follows:

Cash	$743
Accounts receivable	5,989
Inventory	12,159
Property and equipment	34,444
Other assets	971
Intangible assets	1,575
Goodwill	5,483

Total assets acquired	61,364

Accounts payable	10,207
Other current liabilities	2,805
Notes payable	11,006
Long-term debt	17,017
Deferred tax liabilities	4,747

Total liabilities assumed	45,782
Net assets acquired	15,582

JB Laboratories debt assumed on the closing date	28,023

Total purchase consideration	$43,605

In connection with the acquisition, the Company accrued $795 for estimated restructuring costs. Management is currently evaluating the future use of certain facilities for their strategic value, which may result in additional restructuring costs. For preliminary accounting purposes, the $795 of restructuring costs were included in the allocation of the total purchase price.

The excess of the purchase price over the fair value of net assets acquired, amounting to $5,483, was recorded as goodwill in the condensed consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$1,300
Non-compete agreements	275

Total intangible assets acquired	$1,575

Management assigned fair value to the customer relationships and non-compete agreements through the discounted cash flow method and the lost income method, respectively. Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. There are two non-compete agreements; one agreement is based on a five-year useful life and the other agreement is based on a two-year useful life. Both non-compete agreements are amortized on a straight-line basis.

At the time of the acquisition, a step-up in the value of inventory of $358 was recorded in the allocation of the purchase price based on valuation estimates, all of which is expected to be charged to cost of sales in the second quarter of fiscal 2009 as the inventory is sold. In addition, fixed assets were written up by approximately $4,200 to their fair market value based on a valuation method that included both the cost and market approach. This additional step-up in value will be depreciated over the estimated useful lives of the assets.

Brunel Healthcare Ltd. – On June 18, 2008, the Company’s U.K. subsidiary acquired the assets and related liabilities of Brunel Healthcare Ltd. (Brunel), a producer of OTC healthcare products, from NeutraHealth plc in exchange for the Company’s net assets of its vitamins, minerals and supplements (VMS) business. The acquisition was accounted for in accordance with Accounting Principles Bulletin No. 29 “Accounting for Non-Monetary Transactions” as amended by SFAS 153. The loss on exchange of the Company’s U.K. VMS business was $639. The assets of Brunel were recorded at their fair value, allocated as follows:

Cash	$995
Accounts receivable	849
Inventory	812
Intangible asset – Customer relationships	15,159

Total assets acquired	17,815

Accounts payable	386
Other current liabilities	5,280

Total liabilities assumed	5,666

Net allocated fair value	$12,149

Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. The operating results for Brunel are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from June 18, 2008 to August 31, 2008, which, for consolidation purposes, is consistent with the reporting period for the Company’s existing U.K. operations.

NOTE C – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

	First Quarter
	2009	2008
Numerator:
Net income used for both basic and diluted EPS	$37,958	$34,019

Denominator:
Weighted average shares outstanding for basic EPS	92,787	93,142
Dilutive effect of share-based awards	1,781	1,742

Weighted average shares outstanding for diluted EPS	94,568	94,884

Share-based awards outstanding that were anti-dilutive were 91 and 128 for the first quarter of fiscal 2009 and 2008, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE D – FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. This Statement requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges for identical assets and liabilities.

Level 2:	Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:	Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

Effective June 29, 2008, the Company adopted the provisions of SFAS 157 and FSP FAS 157-3 for financial assets and liabilities. There was no impact to the condensed consolidated financial statements as a result of the adoption of SFAS 157 or FSP FAS 157-3, except as disclosed below. The following table summarizes the valuation of the Company’s financial instruments by the above pricing categories as of September 27, 2008:

	Fair Value Measurements as of September 27, 2008 Using:
	Total as of September 27, 2008	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Financial Assets:
Cash equivalents	$130,755	$130,755	$—	$—
Investment securities	14,503	14	—	14,489

Total	$145,258	$130,769	$—	$14,489

Financial Liabilities:
Foreign currency forward contracts, net	$877	$—	$877	$—
Interest rate swap agreements	3,227	—	3,227	—
Deferred compensation plan	8,161	8,161	—	—

Total	$12,265	$8,161	$4,104	$—

The Company’s investment securities include auction rate securities totaling approximately $18,000 in par value. Auction rate securities are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Typically, the carrying value of auction rate securities approximates their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the credit markets over the last several quarters, auction rate securities have failed to settle at auction resulting in an illiquid market for these types of securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of auction rate securities can no longer be determined by the auction process until liquidity is restored to these markets.

At September 27, 2008, the Company continued to record these securities as available-for-sale, at a fair value of approximately $14,500, based on, among other things, estimates provided by the firm managing these investments, and recorded an unrealized loss of approximately $2,550, net of tax, in other comprehensive income (loss) in fiscal 2008. Beginning in the third quarter of fiscal 2008, the Company reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.

As of September 27, 2008, the Company concluded that no other-than-temporary impairment loss has occurred. The Company has the ability and intent to hold these securities for a period of time that the Company believes will be sufficient to allow for a recovery of market value. The companies underwriting these securities continue to pay the maximum interest contractually required. Although the Company cannot predict when liquidity to the auction rate securities market will be restored, the Company will continue to monitor the credit worthiness of the companies underwriting these securities.

The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at September 27, 2008:

Investment Securities (Level 3)
Balance as of June 29, 2008	$—
Transfers into Level 3	14,547
Foreign currency translation	(58)

Balance as of September 27, 2008	$14,489

In February 2007, the FASB issued SFAS 159, which expands the use of fair value measurement by permitting entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The Company adopted the provisions of SFAS 159 at the beginning of fiscal 2009 and elected not to expand the use of fair value accounting beyond those assets and liabilities currently required to use this basis of measurement.

NOTE E – INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows:

	September 27, 2008	June 28, 2008	September 29, 2007
Finished goods	$188,550	$175,584	$150,772
Work in process	115,107	107,874	78,702
Raw materials	144,729	116,514	85,123

Total inventories	$448,386	$399,972	$314,597

NOTE F – GOODWILL

In the first quarter of fiscal 2009, there was an addition to goodwill in the Consumer Healthcare segment related to the JB Laboratories acquisition. This addition will be included in the next annual impairment test in the second quarter of fiscal 2009. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Rx Pharma- ceuticals	API	Total
Balance as of June 28, 2008	$86,113	$95,962	$100,342	$282,417
JB Laboratories acquisition	5,483	—	—	5,483
Purchase price allocation adjustment	—	(1,761)	1,803	42
Currency translation adjustment	(6,329)	(9,390)	(10,028)	(25,747)

Balance as of September 27, 2008	$85,267	$84,811	$92,117	$262,195

NOTE G – OTHER INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consisted of the following:

	September 27, 2008		June 28, 2008
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Intangible assets subject to amortization:
Developed product technology/formulation and product rights	$210,370	$43,689	$226,889	$43,130
Distribution and license agreements	23,391	10,608	23,344	10,213
Customer relationships	38,478	6,163	24,694	5,565
Trademarks	8,982	1,941	11,275	2,662
Non-compete agreements	275	—	—	—

Total	281,496	62,401	286,202	61,570

Intangible assets not subject to amortization:
Trade names and trademarks	4,365	—	4,695	—

Total intangible assets	$285,861	$62,401	$290,897	$61,570

As of September 27, 2008, customer relationships included additions made during the first quarter of fiscal 2009 that were attributable to the acquisitions of JB Laboratories and Brunel - see Note B.

The Company recorded amortization expense of $5,625 and $4,379 for the first quarter of fiscal 2009 and 2008, respectively, for intangible assets subject to amortization.

The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2009(1)	$16,000
2010	19,500
2011	18,000
2012	18,000
2013	18,000

(1)	Reflects remaining nine months of fiscal 2009.

NOTE H – OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

	September 27, 2008	June 28, 2008	September 29, 2007
Short-term debt:
Swingline loan	$—	$—	$11,677
Current portion of long-term debt	21,163	20,095	15,314

Total	21,163	20,095	26,991

Long-term debt:
Revolving line of credit	50,000	50,000	112,000
Term loans	225,000	225,000	100,000
Senior notes	200,000	200,000	—
Letter of undertaking – Israeli subsidiary	400,000	400,000	400,000
Debenture – Israeli subsidiary	18,433	20,095	30,629

Total	893,433	895,095	642,629

Total debt	$914,596	$915,190	$669,620

The terms of the loan related to the letter of undertaking indicated above require that the Company maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is classified as restricted cash on the balance sheet as a non-current asset.

NOTE I – SHAREHOLDERS’ EQUITY

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The Company repurchased 832 shares of its common stock for $29,314 and 202 shares for $4,280 during the first quarter of fiscal 2009 and 2008, respectively. There were no private party transactions in the first quarter of fiscal 2009 or 2008.

NOTE J – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income (loss) consisted of the following:

	First Quarter
	2009	2008
Net income	$37,958	$34,019
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	201	(1,662)
Foreign currency translation adjustments	(59,106)	(7,150)
Post-retirement liability adjustments, net of tax	(112)	—

Comprehensive income (loss)	$(21,059)	$25,207

The increase in foreign currency translation adjustments was driven primarily by the strengthening of the U.S. dollar against the Israeli shekel and the British pound sterling during the first quarter of fiscal 2009.

NOTE K – INCOME TAXES

The recorded effective tax rate for the first quarter was 28.0% for fiscal 2009 compared with the actual rate of 20.1% for fiscal 2008. Foreign source income before tax for the first quarter was 20% in fiscal 2009, down from 54% in the same period of fiscal 2008. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the first quarter fiscal 2009 effective tax rate was higher than the comparable quarter of the prior year. During the first quarter of fiscal 2008, the Company received a favorable tax ruling in Israel that resulted in a one-time benefit of $4,222. The recorded effective tax rate for the quarter is based on the Company’s estimated annual worldwide effective tax rate. This rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix and unanticipated changes in applicable tax laws.

The net change in the reserves for uncertain tax liabilities, as recorded in accordance with FASB Interpretation 48, was not material in the first quarter of fiscal 2009.

NOTE L – COMMITMENTS AND CONTINGENCIES

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

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt, that is not recorded on the Company’s condensed consolidated balance sheet as of September 27, 2008.

NOTE M – SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. Fiscal 2008 unallocated expenses included a one-time reduction of $1,900 in administrative costs due to the settlement of a pre-acquisition legal claim related to Agis Industries (1983) Ltd. (Agis).

	Consumer Healthcare	Rx Pharma- ceuticals	API	Other	Unallocated expenses	Total
First Quarter 2009
Net sales	$366,202	$33,175	$34,243	$46,616	—	$480,236
Operating income	$59,115	$1,784	$435	$1,249	$(3,902)	$58,681
Amortization of intangibles	$1,718	$3,015	$556	$336	—	$5,625

First Quarter 2008
Net sales	$268,259	$34,960	$38,814	$40,707	—	$382,740
Operating income	$30,018	$7,445	$7,276	$2,630	$(710)	$46,659
Amortization of intangibles	$853	$2,762	$450	$314	—	$4,379

NOTE N – RESTRUCTURING

In the fourth quarter of 2008, due to the expected loss of future contract manufacturing business with a customer beginning in the first quarter of fiscal 2009, the Company’s U.K. subsidiary made the decision to restructure its workforce in order to better align its resources based on future production needs. As a result of this restructuring plan, the Company’s U.K. subsidiary recorded a charge of $1,821 in the fourth quarter of fiscal 2008 in the Company’s Consumer Healthcare segment related to employee termination benefits for 108 employees, of which $1,403 had been paid as of year-end. During the first quarter of fiscal 2009, the Company made payments of $28 to employees and expects to pay the remaining $390 over the following three months. The activity of the restructuring reserve is detailed in the following table:

Fiscal 2009 Restructuring Employee Termination
Balance at June 28, 2008	$418
Payments	(28)

Balance at September 27, 2008	$390

In the third quarter of 2008, due to an evaluation of its current capacity utilization of its U.S. distribution facilities, as well as freight consolidation opportunities based on its customers’ geographical locations, the Company made the decision to close its West Coast distribution center. In connection with this close, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge of $151 in the Company’s Consumer Healthcare segment in the third quarter of fiscal 2008 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company recorded a charge of $197 related to employee termination benefits for six employees in the third quarter of fiscal 2008. As of September 27, 2008, $93 of termination benefits has been paid, with the remaining $104 expected to be paid over the next three months. The activity of the restructuring reserve is detailed in the table below. The Company also incurred charges of approximately $143 related to facility closing costs during the fourth quarter of fiscal 2008.

Fiscal 2009 Restructuring Employee Termination
Balance at June 28, 2008	$197
Payments	(93)

Balance at September 27, 2008	$104

NOTE O – SUBSEQUENT EVENT

On October 6, 2008, the Company announced that it acquired 100% of the outstanding shares of privately-held Laboratorios Diba, S.A. (Diba) for approximately $26,000 in cash, including $1,000 of acquisition costs. Based in Guadalajara, Mexico, Diba is a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and opthalmics. Diba’s results of operations will be recorded in the Company’s Consumer Healthcare reporting segment. The Company is in the process of determining the purchase price allocation and expects certain amounts to be allocated to goodwill and other intangible assets. Upon completion of the purchase price allocation process, the amounts related to goodwill and other intangible assets, as well as other major asset and liability categories of Diba and its results of operations, will be disclosed in the Company’s second quarter of fiscal 2009 condensed consolidated financial statements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER FISCAL YEARS 2009 AND 2008

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

Seasonality – The Company’s sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first quarter of fiscal 2009 are not necessarily indicative of the results that may be expected for a full year.

Current Year Results – Net sales for the first quarter of fiscal 2009 were $480,236, an increase of $97,496 or 25% over fiscal 2008. The increase was driven primarily by the Consumer Healthcare segment and included consolidated new product sales of approximately $71,100. Gross profit was $144,215, an increase of 23% over fiscal 2008, driven primarily by the Consumer Healthcare segment. The gross profit percentage in the first quarter of fiscal 2009 was 30.0%, down slightly from 30.6% last year. Operating expenses were $85,534, an increase of 21% over fiscal 2008, but as a percent of net sales were slightly lower than in fiscal 2008. Net income was $37,958, an increase of 12% over fiscal 2008, due primarily to an increase in operating income from the Consumer Healthcare segment.

Further details for each reportable segment are included below under Results of Operations.

Acquisitions

JB Laboratories – On September 16, 2008, the Company acquired JB Laboratories, a privately-held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $43,605, including debt assumed. The acquisition of JB Laboratories is expected to provide additional FDA-compliant production capacity to help service current and future customer needs. The acquisition is expected to add more than $70,000 of annual sales. The JB Laboratories balance sheet is included in the Company’s condensed consolidated balance sheet as of September 27, 2008. The operating results for JB Laboratories from the date of acquisition to the end of the first quarter were immaterial and will be included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in its second quarter of fiscal 2009.

Brunel Healthcare Ltd. – On June 18, 2008, the Company’s U.K. subsidiary acquired the assets and related liabilities of Brunel Healthcare Ltd. (Brunel), a producer of OTC healthcare products, from NeutraHealth plc in exchange for the Company’s net assets of its vitamins, minerals and supplements (VMS) business. The operating results for Brunel are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from June 18, 2008 to August 31, 2008, which, for consolidation purposes, is consistent with the reporting period for the Company’s existing U.K. operations.

Event Impacting Future Results

On October 6, 2008, the Company announced that it acquired 100% of the outstanding shares of privately-held Laboratorios Diba, S.A. (Diba) for approximately $26,000 in cash, including $1,000 of acquisition costs. Based in Guadalajara, Mexico, Diba is a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and opthalmics. The acquisition is expected to add nearly $15,000 of annual sales. The operating results for Diba will be included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in its second quarter of fiscal 2009.

RESULTS OF OPERATIONS

Consumer Healthcare

	First Quarter
	2009	2008
Net sales	$366,202	$268,259
Gross profit	$109,307	$72,356
Gross profit %	29.8%	27.0%
Operating expenses	$50,192	$42,338
Operating expenses %	13.7%	15.8%
Operating income	$59,115	$30,018
Operating income %	16.1%	11.2%

Net Sales

First quarter net sales for fiscal 2009 increased 37% or $97,943 compared to fiscal 2008. The increase was comprised of $88,985 of domestic sales and $8,958 of international sales. The domestic increase resulted from approximately $66,400 of new product sales, primarily in the gastrointestinal and cough/cold categories, along with a $26,400 increase from higher unit sales of existing products in the analgesics, nutrition, smoking cessation and dermatologic categories. These combined domestic increases were partially offset by a decline of $3,400 in sales of existing products in the cough/cold and gastrointestinal categories. The increase in international sales was driven primarily by sales from Galpharm Healthcare Ltd. (Galpharm), which was acquired by the Company in January 2008, and Brunel of $18,300 and favorable foreign currency exchange of $2,600. These increases in international sales were partially offset by the absence of the U.K.’s VMS business’s sales of $6,300, as well as a decrease in sales of existing products of $6,000.

Gross Profit

First quarter gross profit for fiscal 2009 increased 51% or $36,951 compared to fiscal 2008. The increase resulted from higher gross margins attributable to new product sales, as well as a favorable mix of products sold, both domestically and internationally. This increase was partially offset by raw material cost inflation and higher inventory obsolescence costs. The gross profit percentage for first quarter fiscal 2009 increased 280 basis points over fiscal 2008 due primarily to new product sales at a higher gross margin than the existing product portfolio.

Operating Expenses

First quarter operating expenses for fiscal 2009 increased 19% or $7,854 compared to fiscal 2008. The increase was primarily related to administrative expenses of $5,100, selling expense of approximately $2,100 and research and development costs of approximately $700. The increase in administrative expenses was due primarily to higher employee-related costs, the inclusion of expenses related to Galpharm and an increase in an accounts receivable reserve provision. The increase in selling costs was due primarily to an increase in promotional activities as well as the inclusion of expenses related to Galpharm. The research and development increase was due primarily to the inclusion of expenses related to Galpharm.

Rx Pharmaceuticals

	First Quarter
	2009	2008
Net sales	$33,175	$34,960
Gross profit	$10,981	$15,118
Gross profit %	33.1%	43.2%
Operating expenses	$9,197	$7,673
Operating expenses %	27.7%	21.9%
Operating income	$1,784	$7,445
Operating income %	5.4%	21.3%

Net Sales

First quarter net sales for fiscal 2009 decreased 5% or $1,785 compared to fiscal 2008. This decrease was due primarily to a $4,200 decline in non-product revenue, along with continued pricing pressure due to increased competition on existing products. The decline in non-product revenue was a result of a developmental collaboration agreement coming to term in the first quarter of fiscal 2009. These sales decreases were partially offset by new product sales of approximately $4,200, along with a slight increase in volume on the Company’s existing portfolio of products.

Gross Profit

First quarter gross profit for fiscal 2009 decreased 27% or $4,137 compared to fiscal 2008. This decrease was due primarily to a decline in gross margin attributable to the decrease in non-product revenue, along with continued pricing pressure due to increased competition on existing products. The decline in non-product revenue was a result of a developmental collaboration agreement coming to term in the first quarter of fiscal 2009. These gross margin decreases were partially offset by strong gross margin on new product sales, along with the gross margin associated with the slight increase in volume on the Company’s existing portfolio of products. Gross margin percentage decreased over 1,000 basis points in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 as a result of both the decline in non-product revenue and the pricing pressures impacting existing products.

Operating Expenses

First quarter operating expenses for fiscal 2009 increased 20% or $1,524 compared to fiscal 2008, due primarily to higher research and development spending, unfavorable foreign currency exchange and slightly higher distribution costs.

API

	First Quarter
	2009	2008
Net sales	$34,243	$38,814
Gross profit	$9,143	$15,332
Gross profit %	26.7%	39.5%
Operating expenses	$8,708	$8,056
Operating expenses %	25.4%	20.8%
Operating income	$435	$7,276
Operating income %	1.3%	18.7%

Net Sales

First quarter net sales for fiscal 2009 decreased 12% or $4,571 compared to fiscal 2008. The decrease was due primarily to a $7,000 decline in a key product related to the timing of customer demand requirements. The sharp decline in demand over prior year related to this product is not expected to continue throughout the remainder of fiscal 2009. This decline was partially offset by favorable foreign currency exchange of $2,000, as well as a favorable mix of product sales in the remaining portfolio.

Gross Profit

First quarter gross profit for fiscal 2009 decreased 40% or $6,189 compared to fiscal 2008, due primarily to the sales decline of a key product as discussed above and the impact of fixed overhead costs spread over lower production quantities. These decreases in gross margin were slightly offset by favorable changes in the sales mix of products in the remaining portfolio.

Operating Expenses

First quarter operating expenses for fiscal 2009 increased 8% or $652 compared to fiscal 2008. The increase was due primarily to unfavorable foreign currency exchange offset partially by a lower allocation of corporate charges.

Other

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

	First Quarter
	2009	2008
Net sales	$46,616	$40,707
Gross profit	$14,784	$14,465
Gross profit %	31.7%	35.5%
Operating expenses	$13,535	$11,835
Operating expenses %	29.0%	29.1%
Operating income	$1,249	$2,630
Operating income %	2.7%	6.4%

Net Sales

First quarter net sales for fiscal 2009 increased 15% or $5,909 compared to fiscal 2008. The increase was due primarily to favorable foreign currency exchange of approximately $6,900, partially offset by unfavorable product sales mix in the Israel Pharmaceutical and Diagnostic business.

Gross Profit

First quarter gross profit for fiscal 2009 increased 2% or $319 compared to fiscal 2008, due primarily to favorable foreign currency exchange of approximately $3,300, offset by unfavorable product sales mix in both operating segments comprising the Other category.

Operating Expenses

First quarter operating expenses for fiscal 2009 increased 14% or $1,700 compared to fiscal 2008, due primarily to unfavorable foreign currency exchange of approximately $2,300.

Unallocated Expenses

	First Quarter
	2009	2008
Operating expenses	$3,902	$710

Unallocated expenses for the first quarter were $3,902 for fiscal 2009 and $710 for fiscal 2008. These expenses were comprised of certain corporate services that were not allocated to the segments. The increase in fiscal 2009 was due primarily to the absence of a $1,900 settlement of a pre-acquisition legal claim related to Agis that was received in the first quarter of fiscal 2008, along with an increase in corporate administrative expenses and share-based compensation expense related to performance.

Interest and Other (Consolidated)

Interest expense for the first quarter was $13,000 for fiscal 2009 and $9,844 for fiscal 2008. The increase in interest expense was due primarily to the increase in borrowings during the fourth quarter of fiscal 2008. Interest income for the first quarter was $7,154 for fiscal 2009 and $5,189 for fiscal 2008. The increase in interest income was due primarily to the increase in cash and cash equivalents as a result of the increase in borrowings during the fourth quarter of fiscal 2008. Other expense, net for the first quarter was $115 for fiscal 2009 compared to other income, net of $573 for fiscal 2008.

Income Taxes (Consolidated)

The recorded effective tax rate for the first quarter was 28.0% for fiscal 2009 compared with the actual rate of 20.1% for fiscal 2008. Foreign source income before tax for the first quarter was 20% in fiscal 2009, down from 54% in the same period of fiscal 2008. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the first quarter fiscal 2009 effective tax rate was higher than the comparable quarter of the prior year. During the first quarter of fiscal 2008, the Company received a favorable tax ruling in Israel that resulted in a one-time benefit of $4,222. The recorded effective tax rate for the quarter is based on the Company’s estimated annual worldwide effective tax rate. This rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix and unanticipated changes in applicable tax laws.

The net change in the reserves for uncertain tax liabilities, as recorded in accordance with FASB Interpretation 48, was not material in the first quarter of fiscal 2009.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and current portion of investment securities increased $170,018 to $249,342 at September 27, 2008 from $79,324 at September 29, 2007. Working capital, including cash, increased $240,531 to $643,824 at September 27, 2008 from $403,293 at September 29, 2007. The increase in cash and cash equivalents was due primarily to the increase in borrowings during the fourth quarter of fiscal 2008. Cash, cash equivalents, current portion of investment securities, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company.

Cash provided from operating activities was $967 for fiscal 2009 compared to $26,994 for fiscal 2008. The decrease in cash from operations was related primarily to higher payroll and related tax payments along with higher inventory levels, partially offset by a decrease in accounts receivable.

Cash used for investing activities increased $18,636 to $19,637 for fiscal 2009 compared to $1,001 for fiscal 2008 due primarily to the JB Laboratories acquisition.

Capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. With the inclusion of recent business acquisitions, capital expenditures are anticipated to be $60,000 to $70,000 for fiscal 2009.

Cash used for financing activities was $52,100 for fiscal 2009 compared to $11,868 for fiscal 2008. The increase in cash used for financing activities was due primarily to increased repurchases of common stock along with greater net repayments of short-term debt.

The Company repurchased 832 shares of its common stock for $29,314 and 202 shares for $4,280 during the first quarter of fiscal 2009 and 2008, respectively. There were no private party transactions in the first quarter of fiscal 2009 or 2008.

The Company paid quarterly dividends in the first quarter of $4,659 and $4,214, or $0.050 and $0.045 per share, for fiscal 2009 and 2008, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Investment Securities

The Company currently maintains a portfolio of auction rate securities with a total par value of approximately $18,000 and an estimated fair value of approximately $14,500. With the tightening of the credit markets over the last several quarters, there is no liquid market for these securities at this time. The Company has the ability and intent to hold these securities until the market recovers and does not anticipate having to sell these securities in order to operate its business. As a result, the Company has reclassified these securities from current assets to other non-current assets as the Company does not reasonably expect to sell the securities in the near term. See Note D of the notes to condensed consolidated financial statements for additional information.

Guaranties and Contractual Obligations

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt, that is not recorded on the Company’s condensed consolidated balance sheet as of September 27, 2008.

During the first quarter of fiscal 2009, there were no material changes in contractual obligations.

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

A chargeback relates to an agreement the Company has with a wholesaler, pharmaceutical buying group or retail customer who will ultimately purchase product from a wholesaler for a contracted price that is different than the Company’s price to the wholesaler. The wholesaler will issue an invoice to the Company for the difference in the contract prices. The accrual for chargebacks is based on historical chargeback experience and confirmed wholesaler inventory levels, as well as estimated sell-through levels by wholesalers to retailers.

Rebates are payments issued to the customer when certain criteria are met, such as specific levels of product purchases, introduction of new products or other objectives. The accrual for rebates is based on contractual agreements and estimated purchasing levels by customers with such programs. Medicaid rebates are payments made to states for pharmaceutical products covered by the program. The accrual for Medicaid rebates is based on historical trends of rebates paid and current period sales activity.

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

Changes in these estimates and assumptions may result in additional customer-related accruals. The following table summarizes the activity included in the balance sheet for customer-related accruals:

	Year-to-Date 2009	Year-to-Date 2008
Customer-Related Accruals
Balance, beginning of period	$56,758	$51,656
Provision recorded	61,396	55,595
Credits processed	(65,973)	(56,158)

Balance, end of the period	$52,181	$51,093

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $9,531 at September 27, 2008, $9,931 at June 28, 2008 and $8,622 at September 29, 2007.

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

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested annually for impairment in the third quarter of the fiscal year. Goodwill was $262,195 at September 27, 2008, $282,417 at June 28, 2008 and $199,730 at September 29, 2007.

Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, as well as distribution and license agreements and non-compete agreements, are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $223,460 at September 27, 2008, $229,327 at June 28, 2008 and $187,467 at September 29, 2007.

Income Taxes – The Company’s effective income tax rate is based on income, statutory tax rates, special tax benefits and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating tax positions. Tax positions are reviewed quarterly, and balances are adjusted as new information becomes available.

The Company has established valuation allowances against a portion of its non-U.S. net operating losses and U.S. state-related net operating losses to reflect the uncertainty of its ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the Company’s ability to realize net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowances can also be impacted by changes in the tax regulations.

Significant judgment is required in determining the Company’s contingent tax liabilities. The Company recognizes accrued interest and penalties related to contingent tax liabilities in its tax expense. The Company has established contingent tax liabilities using management’s best judgment and adjusts these liabilities as warranted by changing facts and circumstances. A change in tax liabilities in any given period could have a significant impact on the Company’s results of operations and cash flows for that period.

Recently Issued Accounting Standards

See Note A to the condensed consolidated financial statements for information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (in thousands)

The Company is exposed to market risks due to changes in interest rates and currency exchange rates.

Interest Rate Risk – The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense on borrowings used to finance acquisitions and working capital requirements.

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure related to the management of interest rate risk. Because of the use of certain derivative financial instruments and the significant amount of fixed rate debt, the Company believes that a fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

The Company’s available-for-sale securities include investments in auction rate securities totaling approximately $18,000 in par value. Auction rate securities are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Typically, the carrying value of auction rate securities approximates their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the credit markets over the last several quarters, auction rate securities have failed to settle at auction resulting in an illiquid market for these types of securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of auction rate securities can no longer be determined by the auction process until liquidity is restored to these markets.

At September 27, 2008, the Company continued to record these securities as available-for-sale, at a fair value of approximately $14,500, based on, among other things, estimates provided by the firm managing these investments. As of September 27, 2008, the Company concluded that no other-than-temporary impairment loss has occurred. The Company has the ability and intent to hold these securities for a period of time that the Company believes will be sufficient to allow for a recovery of market value. The companies underwriting these securities continue to pay the maximum interest contractually required. Although the Company cannot predict when liquidity to the auction rate securities market will be restored, the Company will continue to monitor the credit worthiness of the companies underwriting these securities.

Foreign Exchange Risk – The Company has operations in Israel, the U.K., Mexico and Germany. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations incur costs in their local currency. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates while other segments experience a positive impact related to foreign currency exchange.

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

See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Form 10-K for the year ended June 28, 2008 for additional information regarding market risks.

Item 4.	Controls and Procedures

As of September 27, 2008, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 27, 2008 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material changes to Legal Proceedings in the current quarter.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 28, 2008 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors that were included in the Form 10-K during the first quarter of fiscal 2009.

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

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2009	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$129,567
June 29 to August 2	232	$34.69	232	$121,507
August 3 to August 30	219	$35.44	219	$113,741
August 31 to September 27	381	$35.40	381	$100,264

Total	832		832

Item 6.	Exhibits

Exhibit Number	Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY
(Registrant)

Date:	November 6, 2008	By:	/s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	November 6, 2008	By:	/s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.