Form 10-Q
period 2008-12-27
PERRIGO CO
filed 2009-02-03
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

As of January 30, 2009, the registrant had 92,150,478 outstanding shares of common stock.

PERRIGO COMPANY

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology. Please see Item 1A of the Company’s Form 10-K for the year ended June 28, 2008 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$561,477	$435,483	$1,041,713	$818,223
Cost of sales	407,174	304,674	743,195	570,143

Gross profit	154,303	130,809	298,518	248,080

Operating expenses
Distribution	7,643	7,744	15,612	14,818
Research and development	19,923	16,143	38,147	32,463
Selling and administration	65,784	57,626	125,125	104,844

Subtotal	93,350	81,513	178,884	152,125

Write-off of in-process research and development	279	—	279	—

Total	93,629	81,513	179,163	152,125

Operating income	60,674	49,296	119,355	95,955
Interest, net	7,464	3,674	13,310	8,329
Other (income) expense, net	891	(513)	1,006	(1,086)
Investment impairment	15,104	—	15,104	—

Income before income taxes	37,215	46,135	89,935	88,712
Income tax expense	12,222	11,846	26,984	20,404

Net income	$24,993	$34,289	$62,951	$68,308

Earnings per share
Basic	$0.27	$0.37	$0.68	$0.73
Diluted	$0.27	$0.36	$0.67	$0.72
Weighted average shares outstanding
Basic	92,044	93,147	92,415	93,186
Diluted	93,587	95,283	94,076	95,104
Dividends declared per share	$0.055	$0.050	$0.105	$0.095

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 27, 2008	June 28, 2008	December 29, 2007
Assets
Current assets
Cash and cash equivalents	$162,164	$318,604	$72,163
Investment securities	9	560	29,642
Accounts receivable, net	359,136	350,272	311,013
Inventories	430,719	399,972	326,002
Current deferred income taxes	48,725	43,342	38,683
Income taxes refundable	22,965	6,883	4,568
Prepaid expenses and other current assets	25,969	37,226	21,415

Total current assets	1,049,687	1,156,859	803,486
Property and equipment	746,184	745,840	687,068
Less accumulated depreciation	(385,542)	(388,945)	(358,068)

	360,642	356,895	329,000
Restricted cash	400,000	400,000	400,000
Goodwill	267,937	282,417	212,934
Other intangible assets	230,961	229,327	191,430
Non-current deferred income taxes	63,837	74,737	59,925
Other non-current assets	52,613	74,842	42,535

	$2,425,677	$2,575,077	$2,039,310

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$266,189	$253,307	$194,214
Notes payable	—	—	3,937
Payroll and related taxes	51,445	77,140	44,673
Accrued customer programs	52,855	53,668	48,882
Accrued liabilities	48,954	56,958	40,137
Current deferred income taxes	18,354	24,493	20,320
Current portion of long-term debt	17,050	20,095	16,539

Total current liabilities	454,847	485,661	368,702
Non-current liabilities
Long-term debt	892,050	895,095	648,077
Non-current deferred income taxes	136,625	139,212	106,569
Other non-current liabilities	116,430	121,394	99,566

Total non-current liabilities	1,145,105	1,155,701	854,212
Shareholders’ equity
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	442,774	488,537	505,076
Accumulated other comprehensive income	39,716	155,184	79,470
Retained earnings	343,235	289,994	231,850

Total shareholders’ equity	825,725	933,715	816,396

	$2,425,677	$2,575,077	$2,039,310

Supplemental Disclosures of Balance Sheet Information
Allowance for doubtful accounts	$11,324	$9,931	$8,944
Working capital	$594,840	$671,198	$434,784
Preferred stock, shares issued	—	—	—
Common stock, shares issued	92,129	93,311	93,353

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Year-To-Date
	2009	2008
Cash Flows (For) From Operating Activities
Net income	$62,951	$68,308
Adjustments to derive cash flows
Write-off of in-process research and development	279	—
Depreciation and amortization	34,362	30,983
Asset impairments	16,704	—
Share-based compensation	4,923	3,930
Income tax benefit from exercise of stock options	646	2,094
Excess tax benefit of stock transactions	(3,365)	(3,209)
Deferred income taxes	(8,035)	1,908

Sub-total	108,465	104,014

Changes in operating assets and liabilities, net of asset and business acquisitions
Accounts receivable	(13,849)	(22,125)
Inventories	(28,714)	(24,238)
Income taxes refundable	(22,965)	(4,568)
Accounts payable	13,674	24,951
Payroll and related taxes	(26,496)	(2,605)
Accrued customer programs	(813)	664
Accrued liabilities	(10,289)	(6,663)
Accrued income taxes	14,607	13,475
Other	2,361	10,131

Sub-total	(72,484)	(10,978)

Net cash from operating activities	35,981	93,036

Cash Flows (For) From Investing Activities
Purchase of securities	—	(133,791)
Proceeds from sales of securities	—	153,502
Cash acquired in asset exchange	2,115	—
Acquisitions of businesses, net of cash acquired	(88,224)	—
Acquisition of intangible assets	(1,000)	(12,401)
Additions to property and equipment	(20,929)	(13,714)

Net cash for investing activities	(108,038)	(6,404)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(13,736)	(7,839)
Borrowings of long-term debt	—	50,000
Repayments of long-term debt	(14,287)	(55,000)
Excess tax benefit of stock transactions	3,365	3,209
Issuance of common stock	8,892	16,029
Repurchase of common stock	(62,297)	(35,417)
Cash dividends	(9,710)	(8,898)

Net cash for financing activities	(87,773)	(37,916)

Net increase (decrease) in cash and cash equivalents	(159,830)	48,716
Cash and cash equivalents, at beginning of period	318,604	30,305
Effect of exchange rate changes on cash	3,390	(6,858)

Cash and cash equivalents, at end of period	$162,164	$72,163

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$24,206	$19,561
Interest received	$13,448	$10,392
Income taxes paid	$44,322	$11,331
Income taxes refunded	$1,084	$1,288

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2008

(in thousands, except per share amounts)

Perrigo Company (Company) is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and generic prescription (Rx) pharmaceuticals, nutritional products, active pharmaceutical ingredients (API) and consumer products. The Company is the world’s largest manufacturer of OTC pharmaceutical products for the store brand market. The Company’s primary markets and locations of manufacturing and logistics operations are the United States, Israel, Mexico and the United Kingdom.

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

Operating results for the six months ended December 27, 2008 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2008.

Recently Issued Accounting Standards

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which amends FASB Statement of Financial Accounting Standards (SFAS) No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP enhances required disclosures for postretirement benefit plan assets in order for investors to obtain a better understanding of the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan and events in the economy and markets that could have a significant effect on the value of plan assets. It is effective for financial statements issued for fiscal years ending after December 15, 2009, with early application encouraged. The Company does not expect FSP FAS 132(R)-1 to have a material effect on its postretirement benefit plan asset disclosures upon adoption.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which clarifies the application of SFAS No. 157, “Fair Value Measurements” (SFAS 157), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements had not been issued. See Note D for more information pertaining to fair value measurements of investment assets and their effect on the Company’s condensed consolidated financial statements.

At the beginning of fiscal 2009, the Company adopted the provisions of SFAS 157 and the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). See Note D for more information pertaining to the adoption of these Statements and their effect on the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis (at least annually) until fiscal years beginning after November 15, 2008. Although this Statement will affect future fair value disclosures, it will not impact the Company’s consolidated results of operations or financial position.

NOTE B – ACQUISITIONS

The Company completed various acquisitions during the year-to-date fiscal 2009 period and the prior year period as summarized below. Pro forma results of operations have not been presented because the aggregate effects of these acquisitions were not material to the Company’s condensed consolidated financial statements.

Unico Holdings, Inc. – On November 13, 2008, the Company acquired 100% of the outstanding shares of privately-held Unico Holdings, Inc. (Unico) for $51,829 in cash, including $100 of acquisition costs. Based in Lake Worth, Florida, Unico is the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition was accounted for under the purchase method of accounting. The operating results for Unico are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from November 13, 2008 to December 27, 2008. Prior to the acquisition, Unico’s fiscal year began January 1 and ended December 31. After the acquisition, for purposes of consolidation, Unico’s fiscal year is the same as the Company’s fiscal year.

The purchase price through December 27, 2008 was $51,829 and was preliminarily allocated as follows:

Cash	$1,414
Accounts receivable	4,275
Inventory	5,698
Property and equipment	4,650
Other assets	2,943
Goodwill	23,498
Intangible assets	26,191

Total assets acquired	68,669

Accounts payable	3,293
Other current liabilities	1,755
Deferred tax liabilities	11,792

Total liabilities assumed	16,840

Net assets acquired	$51,829

The purchase agreement allows for a post-closing working capital adjustment to determine a final purchase price. As of December 27, 2008, the post-closing working capital adjustment was still being finalized. Ultimate resolution of the adjustment may not be determined until May 2009. Any amounts the Company pays as a result of the final working capital adjustment will serve as an increase to the purchase price and a corresponding increase to goodwill.

The excess of the purchase price over the fair value of net assets acquired, amounting to $23,498, was recorded as goodwill in the condensed consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$24,800
Non-competition agreements	1,391

Total intangible assets acquired	$26,191

Management assigned fair value to the customer relationships and non-competition agreements through the discounted cash flow method and the lost income method, respectively. Customer relationships are based on 20-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. There are three non-competition agreements; two agreements are based on a five-year useful life and the other agreement is based on a two-year useful life. All non-competition agreements are amortized on a straight-line basis.

At the time of the acquisition, a step-up in the value of inventory of $1,062 was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the second quarter of fiscal 2009 as the inventory was sold. In addition, fixed assets were preliminarily written up by $946 to their estimated fair market value based on a valuation method that included both the cost and market approach. Appraisals of real estate and personal property are still being finalized.

Laboratorios Diba, S.A. – On October 6, 2008, the Company announced that it acquired 100% of the outstanding shares of privately-held Laboratorios Diba, S.A. (Diba) for $24,500 in cash, including $1,000 of acquisition costs. Based in Guadalajara, Mexico, Diba is a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and opthalmics. The acquisition was accounted for under the purchase method of accounting. The operating results for Diba are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from October 6, 2008 to November 30, 2008. Prior to the acquisition, Diba’s fiscal year began January 1 and ended December 31. After the acquisition, for purposes of consolidation, Diba’s fiscal year begins June 1 and ends May 31, the same period followed for the Company’s existing Mexico operations.

The purchase price through December 27, 2008 was $24,500 and was allocated as follows:

Cash	$1,530
Accounts receivable	2,715
Inventory	3,878
Property and equipment	5,639
Other assets	582
Goodwill	9,520
Intangible assets	5,047

Total assets acquired	28,911

Accounts payable	529
Other liabilities	2,271
Deferred tax liabilities	1,611

Total liabilities assumed	4,411

Net assets acquired	$24,500

The excess of the purchase price over the fair value of net assets acquired, amounting to $9,520, was recorded as goodwill in the condensed consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$1,717
Developed product technology	1,276
Trade name and trademarks	1,204
Non-competition agreements	571
In-process research and development	279

Total intangible assets acquired	$5,047

Management assigned fair value to the identifiable intangible assets through a combination of the relief from royalty method, discounted cash flow method and lost income method. Customer relationships are based on eight-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. The average estimated useful life of the developed product technology is eight years. Trade name and trademarks were determined to have indefinite useful lives. Accordingly, no amortization has been recorded for these intangible assets. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and adjusts them as necessary. There are two non-competition agreements, each based on a five-year useful life and amortized on a straight-line basis. The amount allocated to in-process research and development was charged to operations as of the acquisition date. The valuation of in-process research and development related to ongoing projects were assigned fair values using a relief from royalty method on forecasted revenues directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a required rate of return of 16% and commencement of net cash inflows that varied between one and two years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and, therefore, was required to be expensed as of the acquisition date. The Company estimates that the amount it will incur in additional costs related to the efforts necessary to develop the acquired, incomplete technology into commercially viable products will be immaterial.

At the time of the acquisition, a step-up in the value of inventory of $1,806 was recorded in the allocation of the purchase price based on valuation estimates. Based on the level of inventory sold, $767 of the step-up in value was charged to cost of sales in the second quarter of fiscal 2009. The remaining portion of the step-up in inventory value is expected to be charged to cost of sales during the third quarter of fiscal 2009 as the inventory is sold. In addition, fixed assets were written up by $663 to their fair market value based on a valuation method that included both the cost and market approach. This additional step-up in value will be depreciated over the estimated useful lives of the assets.

J.B. Laboratories, Inc. – On September 16, 2008, the Company acquired 100% of the outstanding shares of J.B. Laboratories, Inc. (JBL), a privately-held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $43,605, including debt assumed. The acquisition of JBL is expected to provide increased sales revenue and additional FDA-compliant production capacity to help service current and future customer needs. The Company paid $15,582 in cash, including acquisition costs of $436, and assumed $28,023 of existing debt, of which $25,293 was repaid immediately and the remaining $2,730 was repaid in the second quarter of fiscal 2009. The acquisition was accounted for under the purchase method of accounting. The operating results for JBL are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from September 16 to December 27, 2008. Prior to the acquisition, JBL’s fiscal year began January 1 and ended December 31. After the acquisition, for purposes of consolidation, JBL’s fiscal year is the same as the Company’s fiscal year.

The purchase price through December 27, 2008 was $43,605 and was preliminarily allocated as follows:

Cash	$743
Accounts receivable	5,989
Inventory	12,159
Property and equipment	34,444
Other assets	971
Intangible assets	1,575
Goodwill	6,165

Total assets acquired	62,046

Accounts payable	10,207
Other current liabilities	2,805
Notes payable	11,006
Long-term debt	17,017
Deferred tax liabilities	5,429

Total liabilities assumed	46,464

Net assets acquired	15,582
JBL debt assumed on the closing date	28,023

Total purchase consideration	$43,605

In connection with the acquisition, the Company accrued $795 for estimated restructuring costs that were included in the allocation of the purchase price. The restructuring costs consisted of employee termination benefits for 12 employees, which are expected to be paid over the next eleven months. Management is currently evaluating the future use of certain facilities for their strategic value, which may result in additional restructuring costs. The activity related to the employee termination benefits is as follows:

Fiscal 2009 Restructuring Employee Termination
Balance at September 27, 2008	$795
Payments	(80)

Balance at December 27, 2008	$715

The excess of the purchase price over the fair value of net assets acquired, amounting to $6,165, was recorded as goodwill in the condensed consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$1,300
Non-competition agreements	275

Total intangible assets acquired	$1,575

Management assigned fair value to the customer relationships and non-competition agreements through the discounted cash flow method and the lost income method, respectively. Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. There are two non-competition agreements; one agreement is based on a five-year useful life and the other agreement is based on a two-year useful life. Both non-competition agreements are amortized on a straight-line basis.

At the time of the acquisition, a step-up in the value of inventory of $358 was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the second quarter of fiscal 2009 as the inventory was sold. In addition, fixed assets were written up by approximately $4,200 to their fair market value based on a valuation method that included both the cost and market approach. This additional step-up in value will be depreciated over the estimated useful lives of the assets.

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

Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. The operating results for Brunel are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from June 18, 2008 to November 30, 2008, which, for consolidation purposes, is consistent with the first quarter reporting period for the Company’s existing U.K. operations.

Qualis, Inc. – On March 7, 2007, the Company announced it entered into a purchase agreement to acquire the stock of Qualis, Inc. (Qualis), a privately-owned manufacturer of store brand pediculicide products, for $12,401. The assets acquired in this transaction consist of the intangible assets attributable to the products acquired, which include primarily store brand OTC product formulations that compare to Rid® and Nix® brand products. The transaction closed on July 3, 2007. Accordingly, the acquired assets and operating results related to these products were included in the Consumer Healthcare segment of the Company’s condensed consolidated financial statements beginning in the first quarter of fiscal 2008.

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

NOTE C – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
Numerator:
Net income used for both basic and diluted EPS	$24,993	$34,289	$62,951	$68,308

Denominator:
Weighted average shares outstanding for basic EPS	92,044	93,147	92,415	93,186
Dilutive effect of share-based awards	1,543	2,136	1,661	1,918

Weighted average shares outstanding for diluted EPS	93,587	95,283	94,076	95,104

Share-based awards outstanding that were anti-dilutive for the second quarter of fiscal 2009 were 258. There were no share-based awards outstanding that were anti-dilutive for the second quarter of fiscal 2008. Year-to-date share-based awards outstanding that were anti-dilutive were 174 and 310 for fiscal 2009 and 2008, respectively. These share-based awards were excluded from the diluted EPS calculation.

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

Effective June 29, 2008, the Company adopted the provisions of SFAS 157 and FSP FAS 157-3 for financial assets and liabilities. There was no impact to the condensed consolidated financial statements as a result of the adoption of SFAS 157 or FSP FAS 157-3, except as disclosed below. The following table summarizes the valuation of the Company’s financial instruments by the above pricing categories as of December 27, 2008:

	Fair Value Measurements as of December 27, 2008 Using:
	Total as of December 27, 2008	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Financial Assets:
Cash equivalents	$50,871	$50,871	$—	$—
Investment securities	5,021	9	—	5,012
Funds associated with Israeli post employment benefits	16,576	—	16,576	—
Foreign currency forward contracts, net	745	—	745	—

Total	$73,213	$50,880	$17,321	$5,012

Financial Liabilities:
Interest rate swap agreements	$6,151	$—	$6,151	$—
Deferred compensation plan	6,486	—	6,486	—

Total	$12,637	$—	$12,637	$—

As of December 27, 2008 the Company had $16,576 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets.

The Company’s investment securities include auction rate securities totaling $18,000 in par value. Auction rate securities are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Typically, the carrying value of auction rate securities approximates their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the credit markets over the last several quarters, auction rate securities have failed to settle at auction resulting in an illiquid market for these types of securities. As a result, the estimated fair value of auction rate securities cannot be determined by the auction process until liquidity is restored to these markets.

During the third quarter of fiscal 2008, the Company recorded an unrealized loss of $3,453, net of tax, in other comprehensive income (loss). The amount of the write-down was based on, among other things, estimates provided by Lehman Brothers, the firm managing these investments, which subsequently filed for bankruptcy. The companies underwriting these securities continued to maintain their AAA counterparty credit rating and pay the maximum interest contractually required. In addition, beginning in the third quarter of fiscal 2008, the Company reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.

As of December 27, 2008, the Company hired an independent third party valuation firm to estimate the fair value of these securities using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company concluded that an other-than-temporary impairment loss had occurred. The primary driver of this conclusion was the magnitude of the calculated impairment and the diminished credit ratings of the companies underwriting these securities. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within other expense in its condensed consolidated statement of income for the second quarter of fiscal 2009. Of this loss, $13,542 was attributable to a decline in market value while $1,562 was due to a foreign currency transaction loss as these U.S. dollar-denominated securities are held by the Company’s Israeli subsidiary, which has a shekel functional currency. At December 27, 2008, these securities were recorded at a fair value of $4,458. The Company will continue to monitor the credit worthiness of the companies underwriting these securities and make any adjustments it deems necessary to reflect the fair value of these securities.

In addition to auction rate securities, the Company holds certain collateralized debt obligations totaling $554 backed primarily by United States Treasury obligations.

The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at December 27, 2008:

Investment Securities (Level 3)
Balance as of June 29, 2008	$—
Transfers into Level 3	15,101
Previously recorded decline of fair value in other comprehensive income	3,453
Other-than-temporary impairment loss	(13,542)

Balance as of December 27, 2008	$5,012

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

NOTE E – INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows:

	December 27, 2008	June 28, 2008	December 29, 2007
Finished goods	$168,156	$175,584	$146,499
Work in process	114,408	107,874	83,427
Raw materials	148,155	116,514	96,076

Total inventories	$430,719	$399,972	$326,002

As of December 27, 2008, inventory balances included additions made during the first half of fiscal 2009 that were attributable to the acquisitions of Unico, Diba, JBL and Brunel, as discussed in Note B.

NOTE F – GOODWILL

Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The current year testing resulted in no impairment charge related to the Consumer Healthcare segment. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year.

In the first half of fiscal 2009 there were additions to goodwill in the Consumer Healthcare segment related to the acquisitions of Unico, Diba and JBL. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Rx Pharma- ceuticals	API	Total
Balance as of June 28, 2008	$86,113	$95,962	$100,342	$282,417
Business acquisitions	39,183	—	—	39,183
Preliminary purchase price allocation adjustment	(397)	(1,492)	737	(1,152)
Currency translation adjustment	(19,012)	(16,466)	(17,033)	(52,511)

Balance as of December 27, 2008	$105,887	$78,004	$84,046	$267,937

NOTE G – OTHER INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consisted of the following:

	December 27, 2008		June 28, 2008
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Intangible assets subject to amortization:
Developed product technology/ formulation and product rights	$196,814	$44,230	$226,889	$43,130
Distribution and license agreements	22,528	11,103	23,344	10,213
Customer relationships	59,452	6,858	24,694	5,565
Trademarks	9,628	1,967	11,275	2,662
Non-competition agreements	2,146	106	—	—

Total	290,568	64,264	286,202	61,570

Intangible assets not subject to amortization:
Trade names and trademarks	4,657	—	4,695	—

Total intangible assets	$295,225	$64,264	$290,897	$61,570

As of December 27, 2008, customer relationships included additions made during the first half of fiscal 2009 that were attributable to the acquisitions of Unico, Diba, JBL and Brunel, as discussed in Note B.

The Company recorded a charge for amortization expense of $11,486 and $9,266 for the first half of fiscal 2009 and 2008, respectively, for intangible assets subject to amortization.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2009(1)	$11,100
2010	20,800
2011	19,200
2012	19,100
2013	19,100

(1)	Reflects remaining six months of fiscal 2009.

NOTE H – OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

	December 27, 2008	June 28, 2008	December 29, 2007
Short-term debt:
Swingline loan	$—	$—	$3,937
Current portion of long-term debt	17,050	20,095	16,539

Total	17,050	20,095	20,476

Long-term debt:
Revolving line of credit	50,000	50,000	115,000
Term loans	225,000	225,000	100,000
Senior notes	200,000	200,000	—
Letter of undertaking – Israeli subsidiary	400,000	400,000	400,000
Debenture – Israeli subsidiary	17,050	20,095	33,077

Total	892,050	895,095	648,077

Total debt	$909,100	$915,190	$668,553

The terms of the loan related to the letter of undertaking indicated above require that the Company maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is classified as restricted cash on the balance sheet as a non-current asset. Due to the terms of the letter of undertaking, this loan does not impact the Company’s loan covenant calculations.

NOTE I – SHAREHOLDERS’ EQUITY

The Company issued 302 and 979 shares related to the exercise and vesting of share-based compensation during the second quarter of fiscal 2009 and fiscal 2008, respectively. Year-to-date, the Company issued 676 and 1,363 shares related to share-based compensation in fiscal 2009 and fiscal 2008, respectively.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The Company repurchased 996 shares of its common stock for $32,983 and 1,061 shares of its common stock for $31,137 during the second quarter of fiscal 2009 and 2008, respectively. Year-to-date, the Company repurchased 1,828 shares of its common stock for $62,297 and 1,263 shares for $35,417 in fiscal 2009 and 2008, respectively. Private party transactions accounted for 34 shares and 28 shares in the second quarter and year-to-date of fiscal 2009 and 2008, respectively.

NOTE J – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income (loss) consists of the following:

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
Net income	$24,993	$34,289	$62,951	$68,308
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	(1,842)	(1,581)	(1,641)	(3,243)
Foreign currency translation adjustments	(57,949)	33,419	(117,055)	26,271
Change in fair value of investment securities, net of tax	3,453	—	3,453	—
Postretirement liability adjustments, net of tax	(113)	(233)	(225)	(233)

Comprehensive income (loss)	$(31,458)	$65,894	$(52,517)	$91,103

For the second quarter and year-to-date of fiscal 2009, foreign currency translation adjustments reflect the impact of the decline in certain foreign currency values, primarily the Israeli shekel and the British pound sterling, relative to the U.S. dollar.

NOTE K – INCOME TAXES

The recorded effective tax rate was 30.0% for the first six months of fiscal 2009 compared with the actual rate of 23.0% for the same period in fiscal 2008. Foreign source income before tax for the second quarter was 17% of consolidated pre-tax earnings in fiscal 2009, down from 37% in the same period of fiscal 2008. Foreign source income before tax for the first six months of fiscal 2009 was 19% of consolidated pre-tax earnings, down from 45% in the same period for fiscal 2008. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the second quarter fiscal 2009 effective tax rate was higher than the comparable quarter of the prior year. During the first quarter of fiscal 2008, the Company received a favorable tax ruling in Israel that resulted in a one-time benefit of $4,222. The recorded effective tax rate for the quarter is based on the Company’s estimated annual worldwide effective tax rate. This rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix and unanticipated changes in applicable tax laws.

The net change in the reserves for uncertain tax liabilities, as recorded in accordance with FASB Interpretation 48, was not material in the second quarter and year-to-date of fiscal 2009.

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

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt, that is not recorded on the Company’s condensed consolidated balance sheet as of December 27, 2008.

NOTE M – SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. In the second quarter of fiscal 2009, the Company recorded a fixed asset impairment charge of $1,600 in the Consumer Healthcare segment. Year-to-date 2008 unallocated expenses include a $1,900 reduction in administrative costs due to the favorable settlement of a pre-acquisition legal claim related to Agis Industries (1983) Ltd. (Agis) in the first quarter.

	Consumer Healthcare	Rx Pharma- ceuticals	API	Other	Unallocated expenses	Total
Second Quarter 2009
Net sales	$446,410	$40,401	$31,866	$42,800	—	$561,477
Operating income	$56,305	$7,172	$1,062	$456	$(4,321)	$60,674
Amortization of intangibles	$2,007	$3,046	$516	$292	—	$5,861

Second Quarter 2008
Net sales	$320,205	$38,655	$34,608	$42,015	—	$435,483
Operating income	$38,838	$8,365	$3,423	$3,424	$(4,754)	$49,296
Amortization of intangibles	$857	$3,291	$485	$254	—	$4,887

Year-to-Date 2009
Net sales	$812,612	$73,576	$66,109	$89,416	—	$1,041,713
Operating income	$115,420	$8,956	$1,497	$1,705	$(8,223)	$119,355
Amortization of intangibles	$3,725	$6,061	$1,072	$628	—	$11,486

Year-to-Date 2008
Net sales	$588,464	$73,615	$73,422	$82,722	—	$818,223
Operating income	$68,856	$15,810	$10,699	$6,054	$(5,464)	$95,955
Amortization of intangibles	$1,710	$6,053	$935	$568	—	$9,266

NOTE N – RESTRUCTURING

In the fourth quarter of fiscal 2008, due to the expected loss of future contract manufacturing business with a customer beginning in the first quarter of fiscal 2009, the Company’s U.K. subsidiary made the decision to restructure its workforce in order to better align its resources based on future production needs. As a result of this restructuring plan, the Company’s U.K. subsidiary recorded a charge of $1,821 in the fourth quarter of fiscal 2008 in the Company’s Consumer Healthcare segment related to employee termination benefits for 108 employees, of which $1,403 had been paid as of year-end. During the first half of fiscal 2009, the Company made payments of $224 to employees and expects to pay the remaining $194 over the second half of fiscal 2009. The activity of the restructuring reserve is detailed in the following table:

Fiscal 2009 Restructuring Employee Termination
Balance at June 28, 2008	$418
Payments	(224)

Balance at December 27, 2008	$194

In the third quarter of fiscal 2008, due to an evaluation of its current capacity utilization of its U.S. distribution facilities, as well as freight consolidation opportunities based on its customers’ geographical locations, the Company made the decision to close its West Coast distribution center. In connection with this closure, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge of $151 in the Company’s Consumer Healthcare segment in the third quarter of fiscal 2008 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company recorded a charge of $197 related to employee termination benefits for six employees in the third quarter of fiscal 2008, all of which was paid as of December 27, 2008. The activity of the restructuring reserve is detailed in the table below. The Company also incurred charges of approximately $143 related to facility closing costs during the fourth quarter of fiscal 2008.

Fiscal 2009 Restructuring Employee Termination
Balance at June 28, 2008	$197
Payments	(197)

Balance at December 27, 2008	$—

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER FISCAL YEARS 2009 AND 2008

(in thousands, except per share amounts)

OVERVIEW

Segments – The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. Certain segment information for prior periods has been reclassified to conform to the current year presentation. The amounts reclassified had no effect on retained earnings or net income on either a consolidated or reportable segment basis. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products. The Rx Pharmaceuticals segment supports the development and sale of generic prescription drug products. The API segment supports the development and manufacturing of API products in Israel and Germany. The Other category consists of two operating segments, Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products, with sales primarily to the Israeli market, including cosmetics, toiletries, detergents, manufactured and imported pharmaceutical products and medical diagnostic products. Neither of these operating segments meets the quantitative thresholds required to be separately reportable segments.

Seasonality – The Company’s sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first half of fiscal 2009 are not necessarily indicative of the results that may be expected for a full year.

Current Year Results – Net sales for the second quarter of fiscal 2009 were $561,477, an increase of 29% over fiscal 2008. The increase was driven primarily by the Consumer Healthcare segment and included consolidated new product sales of approximately $84,200. Gross profit was $154,303, an increase of 18% over fiscal 2008, driven by the Consumer Healthcare segment. The gross profit percentage in the second quarter of fiscal 2009 was 27.5%, down from 30.0% last year. Operating expenses in the second quarter of fiscal 2009 were $93,629, an increase of 15% over fiscal 2008. Operating expenses as a percent of net sales were 16.7%, down from 18.7% in the second quarter of fiscal 2008. Net income was $24,993, a decrease of 27% from fiscal 2008.

Net sales for the first half of fiscal 2009 were $1,041,713, an increase of 27% over fiscal 2008. The increase was driven primarily by the Consumer Healthcare segment and included consolidated new product sales of approximately $156,000. Gross profit was $298,518, up 20% over fiscal 2008, driven by the Consumer Healthcare segment. The gross profit percentage in the first half of fiscal 2009 was 28.7%, down from 30.3% last year. Operating expenses were $179,163, an increase of 18% over fiscal 2008, but as a percent of sales were slightly lower than fiscal 2008. Net income was $62,951, a decrease of 8% from fiscal 2008.

Further details related to current year results are included below under Results of Operations.

Acquisitions

Unico Holdings, Inc. – On November 13, 2008, the Company acquired 100% of the outstanding shares of privately-held Unico Holdings, Inc. (Unico) for $51,829 in cash, including $100 of acquisition costs. Based in Lake Worth, Florida, Unico is the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition is expected to add approximately $50,000 of annual sales. Unico’s results of operations are recorded in the Company’s Consumer Healthcare segment.

Laboratorios Diba, S.A. – On October 6, 2008, the Company announced that it acquired 100% of the outstanding shares of privately-held Laboratorios Diba, S.A. (Diba) for $24,500 in cash, including $1,000 of acquisition costs. Based in Guadalajara, Mexico, Diba is a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and opthalmics. The acquisition is expected to add approximately $15,000 of annual sales. Diba’s results of operations are recorded in the Company’s Consumer Healthcare segment.

J.B. Laboratories, Inc. – On September 16, 2008, the Company acquired J.B. Laboratories, Inc. (JBL), a privately-held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $43,605, including debt assumed. The acquisition of JBL is expected to provide additional FDA-compliant production capacity to help service current and future customer needs. The acquisition is expected to add approximately $70,000 of annual sales. JBL’s results of operations are recorded in the Company’s Consumer Healthcare segment.

Brunel Healthcare Ltd. – On June 18, 2008, the Company’s U.K. subsidiary acquired the assets and related liabilities of Brunel Healthcare Ltd. (Brunel), a producer of OTC healthcare products, from NeutraHealth plc in exchange for the Company’s net assets of its vitamins, minerals and supplements (VMS) business. Brunel’s results of operations are recorded in the Company’s Consumer Healthcare segment.

Event Impacting Future Results

In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product brought by Sanofi-Aventis against Barr Laboratories, Inc. (Barr), a partner with the Company for this product and the holder of the Abbreviated New Drug Application (ANDA). The Company will share in the costs and benefits of the settlement agreement between Barr and Sanofi-Aventis and Barr’s subsequent marketing of the product under the agreement, which will occur on June 15, 2011 if Barr’s ANDA is approved by that date, or earlier in certain circumstances. If Barr’s ANDA is not approved, Barr will have a license to launch a generic version of Nasacort® AQ, supplied by Sanofi-Aventis on December 1, 2013, or earlier in certain circumstances. In addition, the Company completed certain milestones with respect to its development of this product in the second fiscal quarter of 2009 entitling it to revenue in the amount of $2,500. It is possible that the Company may achieve additional milestones commencing with the third fiscal quarter of 2009 resulting in a favorable impact going forward for the Rx Pharmaceuticals segment, but the potential impact is not considered to be significant to the Company’s consolidated operations.

RESULTS OF OPERATIONS

Consumer Healthcare

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$446,410	$320,205	$812,612	$588,464
Gross profit	$114,977	$86,553	$224,284	$158,909
Gross profit %	25.7%	27.0%	27.6%	27.0%
Operating expenses	$58,672	$47,715	$108,864	$90,053
Operating expenses %	13.1%	14.9%	13.4%	15.3%
Operating income	$56,305	$38,838	$115,420	$68,856
Operating income %	12.6%	12.1%	14.2%	11.7%

Net Sales

Second quarter net sales for fiscal 2009 increased 39% or $126,205 compared to fiscal 2008. The increase was comprised of $122,590 of domestic and $3,615 of international sales. The domestic increase resulted from approximately $75,000 of new product sales, primarily in the gastrointestinal and cough/cold categories, along with an $18,200 increase from higher unit sales of existing products in the nutrition, smoking cessation and analgesics categories. The domestic increases were also driven by $33,400 of sales from JBL and Unico. These combined domestic increases were partially offset by a decline of $2,900 in sales of existing products in the cough/cold and gastrointestinal categories. The increase in international sales was driven primarily by sales of $18,900 from acquired businesses (Brunel, Diba and Galpharm Healthcare Ltd. (Galpharm), which was acquired by the Company in January 2008), as well as new product sales of $2,100. These increases in international sales were partially offset by the absence of the U.K.’s VMS business’s sales of $9,600, as well as unfavorable changes in the foreign currency exchange rate of $9,300.

Year-to-date net sales for fiscal 2009 increased 38% or $224,148 compared to fiscal 2008. The increase was comprised of $211,575 of domestic and $12,573 of international sales. The domestic increase resulted from approximately $141,400 of new product sales, primarily in the gastrointestinal and cough/cold categories, along with a $43,900 increase from higher unit sales of existing products in the nutrition, analgesics and smoking cessation categories. The domestic increases were also driven by $33,400 of sales from JBL and Unico. These combined domestic increases were partially offset by a decline of $5,700 in sales of existing products, primarily in the cough/cold category. The increase in international sales was driven primarily by sales from Galpharm, Brunel and Diba of $37,200. These increases in international sales were partially offset by the absence of the U.K.’s VMS business’s sales of $16,000 and unfavorable changes in the foreign currency exchange rate of $10,000.

Gross Profit

Second quarter gross profit for fiscal 2009 increased 33% or $28,424 compared to fiscal 2008. The increase resulted from higher gross margins attributable to new product sales and sales of Galpharm and JBL. These increases were partially offset by higher production costs, a $2,187 charge to cost of sales related to the step-up in value of inventory acquired in the Unico, Diba and JBL acquisitions and a $1,600 fixed asset impairment charge. The gross profit percentage for second quarter fiscal 2009 decreased 130 basis points over fiscal 2008 due primarily to sales in the nutrition category that recognized a lower gross margin.

Year-to-date gross profit for fiscal 2009 increased 41% or $65,375 compared to fiscal 2008. The increase resulted from higher gross profits attributable to new products, a favorable mix of products sold domestically and gross margins from sales by Galpharm and JBL. These increases were partially offset by a $2,187 charge to cost of sales related to the step-up in value of inventory acquired in the Unico, Diba and JBL acquisitions and a $1,600 fixed asset impairment charge.

Operating Expenses

Second quarter operating expenses for fiscal 2009 increased 23% or $10,957 compared to fiscal 2008. The increase was primarily related to increased research and development costs of $4,300, selling expenses of $3,800 and administrative expenses of $3,200. The research and development increase was due primarily to the timing of clinical studies, as well as the inclusion of expenses related to JBL and Galpharm. The majority of the increase in selling costs related to an increase in promotional activities, higher commissions and the inclusion of expenses related to Galpharm. The administrative expense increase was due primarily to higher wages and benefits, as well as the inclusion of expenses related to Galpharm and JBL. As a percentage of sales, second quarter fiscal 2009 operating expenses decreased 180 basis points compared to second quarter 2008.

Year-to-date operating expenses for fiscal 2009 increased 21% or $18,811 compared to fiscal 2008. The increase was primarily related to increased administrative expenses of approximately $8,300, selling expenses of approximately $5,900 and research and development costs of approximately $5,100. The administrative expense increase was due primarily to higher wages and benefits, an increase in an accounts receivable reserve provision and the inclusion of expenses related to Galpharm and JBL. The majority of the increase in selling costs related to the timing of promotional activities, higher commissions and the inclusion of expenses related to Galpharm. The research and development increase was due primarily to the timing of clinical studies, as well as the inclusion of expenses related to Galpharm and JBL. As a percentage of sales, fiscal 2009 operating expenses decreased 190 basis points compared to fiscal 2008.

Rx Pharmaceuticals

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$40,401	$38,655	$73,576	$73,615
Gross profit	$15,670	$17,746	$26,651	$32,864
Gross profit %	38.8%	45.9%	36.2%	44.6%
Operating expenses	$8,498	$9,381	$17,695	$17,054
Operating expenses %	21.0%	24.3%	24.0%	23.1%
Operating income	$7,172	$8,365	$8,956	$15,810
Operating income %	17.8%	21.6%	12.2%	21.5%

Net Sales

Second quarter net sales for fiscal 2009 increased 5% or $1,746 compared to fiscal 2008. This increase was due primarily to new product sales of approximately $5,700, along with a slight increase in sales volumes on the Company’s existing portfolio of products. These increases were partially offset by a $1,800 reduction in non-product revenue, along with continued pricing pressure due to changes in customer mix and increased competition in the marketplace for generic drugs.

Year-to-date net sales for fiscal 2009 were approximately flat compared to fiscal 2008. Sales increased due to new product sales of approximately $11,000, along with an increase in sales volumes on the Company’s existing portfolio of products. These increases were offset by a $6,000 reduction in non-product revenue, along with continued pricing pressure due to changes in customer mix and increased competition in the marketplace for generic drugs.

Gross Profit

Second quarter gross profit for fiscal 2009 decreased 12% or $2,076 compared to fiscal 2008. The decrease was due primarily to the reduction in non-product revenue of $1,800, pricing pressure on existing products, as well as unfavorable changes in the sales mix of products. These decreases were partially offset by higher gross margins on new product sales.

Year-to-date gross profit for fiscal 2009 decreased 19% or $6,213 compared to fiscal 2008. The decrease was due primarily to the $6,000 reduction in non-product revenue, along with pricing pressure on existing products. These decreases were partially offset by gross margin on new product sales of $5,000 and a favorable mix on sales of existing products.

Operating Expenses

Second quarter operating expenses for fiscal 2009 decreased 9% or $883 compared to fiscal 2008 due primarily to a $900 decrease in administrative expenses, as well as a $400 decrease in research and development expenses. These decreases were partially offset by recognizing a $400 loss on assets that fund Israeli post employment obligations. Year-to-date operating expenses for fiscal 2009 increased 4% or $641 compared to fiscal 2008. This increase was due primarily to recognizing a $500 loss on assets that fund Israeli post employment obligations, higher research and development expenses of $400 and slightly higher distribution costs. These increases were partially offset by $500 of lower administrative expenses.

API

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$31,866	$34,608	$66,109	$73,422
Gross profit	$9,907	$11,812	$19,050	$27,144
Gross profit %	31.1%	34.1%	28.8%	37.0%
Operating expenses	$8,845	$8,389	$17,553	$16,445
Operating expenses %	27.8%	24.2%	26.5%	22.4%
Operating income	$1,062	$3,423	$1,497	$10,699
Operating income %	3.3%	9.9%	2.3%	14.6%

Net Sales

Second quarter net sales for fiscal 2009 decreased 8% or $2,742 compared to fiscal 2008. This decrease was due primarily to a decline of approximately $3,900 in sales of two key products, along with approximately $1,000 of unfavorable changes in the foreign currency exchange rate. API records sales in both euros and U.S. dollars. These decreases were partially offset by increased volume on the remaining portfolio of existing products of approximately $1,500 and new product sales of approximately $700.

Year-to-date net sales for fiscal 2009 decreased 10% or $7,313 compared to fiscal 2008. This decrease was due primarily to a decline of approximately $13,300 in sales of two key products. This decrease was partially offset by increased volume on the remaining portfolio of existing products of approximately $4,100, favorable changes in the foreign currency exchange rate of $1,000 and new product sales of approximately $900.

Gross Profit

Second quarter gross profit for fiscal 2009 decreased 16% or $1,905 compared to fiscal 2008. This decrease was due primarily to approximately $2,300 in lower margin associated with the sales decline in the two key products as discussed above, as well as approximately $1,200 of unfavorable changes in the foreign currency exchange rate. API incurs costs primarily in Israeli shekels, as well as in euros and U.S. dollars. These margin decreases were partially offset by approximately $1,800 of favorable changes in the remaining portfolio of existing products, along with higher gross margins on new product sales.

Year-to-date gross profit for fiscal 2009 decreased 30% or $8,094 compared to fiscal 2008. This decrease was due primarily to approximately $9,100 in lower margin associated with the sales decline in the two key products as discussed above, approximately $4,000 of fixed overhead cost spread over lower production volumes and $2,000 of unfavorable changes in the foreign currency exchange rate. These margin decreases were partially offset by approximately $7,000 of favorable changes in the remaining portfolio of existing products, along with higher gross margins on new product sales.

Operating Expenses

Second quarter operating expenses for fiscal 2009 increased 5% or $456 compared to fiscal 2008. The increase was due primarily to recognizing a $400 loss on assets that fund Israeli post employment obligations, as well as unfavorable foreign currency exchange rate changes of approximately $300. These increases were partially offset by $300 of lower research and development costs related to experimental materials and subcontractor expenses.

Year-to-date operating expenses for fiscal 2009 increased 7% or $1,108 compared to fiscal 2008. The increase was due primarily to unfavorable foreign currency exchange rate changes of approximately $1,400, as well as recognizing a $500 loss on assets that fund Israeli post employment obligations. These increases were partially offset by $500 of lower research and development costs related to experimental materials and subcontractor expenses, as well as $300 of lower administration expenses.

Other

The Other category includes two operating segments: Israel Consumer Products and Israel Pharmaceutical and Diagnostic Products. Neither of these operating segments individually meets the quantitative thresholds required to be a reportable segment.

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$42,800	$42,015	$89,416	$82,722
Gross profit	$13,749	$14,698	$28,533	$29,163
Gross profit %	32.1%	35.0%	31.9%	35.2%
Operating expenses	$13,293	$11,274	$26,828	$23,109
Operating expenses %	31.0%	26.8%	30.0%	27.9%
Operating income	$456	$3,424	$1,705	$6,054
Operating income %	1.1%	8.2%	1.9%	7.3%

Net Sales

Second quarter net sales for fiscal 2009 increased 2% or $785 compared to fiscal 2008. The increase was due primarily to approximately $1,800 of favorable changes in the foreign currency exchange rate, as well as increased sales of approximately $500 resulting from changes in the sales mix of products. Net sales in the Israel Consumer Products operating segment are recorded primarily in Israeli shekels. Net sales in the Israel Pharmaceutical and Diagnostic Products operating segment are recorded primarily in Israeli shekels and euros. These increases were partially offset by $1,500 related to a change in a customer contract whereby sales are now being recognized on a net basis.

Year-to-date net sales for fiscal 2009 increased 8% or $6,694 compared to fiscal 2008. The increase was due primarily to approximately $8,700 of favorable changes in the foreign currency exchange rate. This increase was partially offset by $1,500 related to a change in a customer contract whereby sales are now being recognized on a net basis, as well as decreased sales of approximately $500 due to changes in the sales mix of products.

Gross Profit

Second quarter gross profit for fiscal 2009 decreased 6% or $949 compared to fiscal 2008 due primarily to increased pricing pressures of $1,400, $600 in lower margin resulting from unfavorable changes in the sales mix of products and a slight increase in the cost of raw material prices. These decreases were partially offset by favorable changes in the foreign exchange rate of $1,700. Year-to-date gross profit for fiscal 2009 decreased 2% or $630 compared to fiscal 2008. The decrease was due primarily to $5,400 in lower margin resulting from unfavorable changes in product sales mix, partially offset by favorable changes in the foreign exchange rate of $5,000.

Operating Expenses

Second quarter operating expense for fiscal 2009 increased 18% or $2,019 compared to fiscal 2008 due primarily to recognizing a $1,600 loss on assets that fund Israeli post employment obligations, as well as unfavorable changes in the foreign currency exchange rate of $900. These increases were partially offset by lower selling expenses of $500. Costs in the Israel Consumer Products operating segment are recorded in Israeli shekels, U.S. dollars and euros. Costs in the Israel Pharmaceutical and Diagnostic Products operating segment are recorded primarily in euros. Year-to-date operating expenses for fiscal 2009 increased 16% or $3,719 compared to fiscal 2008 due primarily to unfavorable changes in the foreign currency exchange rate of $3,300, as well as recognizing a $2,100 loss on assets that fund Israeli post employment obligations. These increases were partially offset by lower selling and administrative expenses of $1,500.

Unallocated Expenses

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
Operating expenses	$4,321	$4,754	$8,223	$5,464

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the second quarter of fiscal 2009 decreased 9% or $433 compared to fiscal 2008 due primarily to lower corporate administrative expenses.

Year-to-date unallocated expenses increased 50% or $2,759 compared to fiscal 2008. The increase in fiscal 2009 was due primarily to the absence of a $1,900 favorable settlement of a pre-acquisition legal claim related to Agis recorded in the first quarter of fiscal 2008, along with an increase in share-based compensation expense related to performance.

Interest and Other (Consolidated)

Interest expense for the second quarter was $13,642 for fiscal 2009 and $9,002 for fiscal 2008. Year-to-date interest expense was $26,642 for fiscal 2009 and $18,846 for fiscal 2008. The increase in interest expense for both the second quarter and year-to-date was due primarily to a higher debt balance following the increase in borrowings during the fourth quarter of fiscal 2008. Interest income for the second quarter was $6,178 for fiscal 2009 and $5,328 for fiscal 2008. Year-to-date interest income was $13,332 for fiscal 2009 and $10,517 for fiscal 2008. The increase in interest income for the second quarter and year-to-date was due primarily to the increase in cash and cash equivalents as a result of the increase in borrowings during the fourth quarter of fiscal 2008.

In the fiscal 2009 periods, other expense includes $15,104 of an other-than-temporary impairment loss associated with auction rate securities, along with an increase in foreign currency transaction losses.

Income Taxes (Consolidated)

The recorded effective tax rate was 30.0% for the first six months of fiscal 2009 compared with the actual rate of 23.0% for the same period in fiscal 2008. Foreign source income before tax for the second quarter was 17% of consolidated pre-tax earnings in fiscal 2009, down from 37% in the same period of fiscal 2008. Foreign source income before tax for the first six months of fiscal 2009 was 19% of consolidated pre-tax earnings, down from 45% in the same period for fiscal 2008. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the second quarter fiscal 2009 effective tax rate was higher than the comparable quarter of the prior year. During the first quarter of fiscal 2008, the Company received a favorable tax ruling in Israel that resulted in a one-time benefit of $4,222. The recorded effective tax rate for the quarter is based on the Company’s estimated annual worldwide effective tax rate. This rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix and unanticipated changes in applicable tax laws.

The net change in the reserves for uncertain tax liabilities, as recorded in accordance with FASB Interpretation 48, was not material in the second quarter and year-to-date of fiscal 2009.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and current portion of investment securities increased $60,368 to $162,173 at December 27, 2008 from $101,805 at December 29, 2007. Working capital, including cash, increased $160,056 to $594,840 at December 27, 2008 from $434,784 at December 29, 2007. The increase in working capital was due primarily to the increase in cash and cash equivalents and higher inventory levels.

Cash, cash equivalents and current portion of investment securities decreased $156,991 to $162,173 at December 27, 2008 from $319,164 at June 28, 2008. The decrease in cash, cash equivalents and current portion of investment securities was due primarily to funding the Unico, Diba and JBL business acquisitions during the first half of fiscal 2009, as well as repurchasing shares of common stock under the Company’s current repurchasing plan. Working capital, including cash, decreased $76,358 to $594,840 at December 27, 2008 from $671,198 at June 28, 2008.

Cash, cash equivalents, current portion of investment securities, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company. In light of recent global economic conditions and the resulting impact on financial institutions, the Company has reviewed the current financial stability of its bank group and believes that the group has the ability to honor all existing agreements with the Company.

Year-to-date net cash provided from operating activities decreased by $57,055 to $35,981 for fiscal 2009 compared to $93,036 for fiscal 2008. The decrease in cash from operations was related primarily to higher payroll and related tax payments along with higher income tax payments, partially offset by a decrease in accounts receivable.

Year-to-date net cash used for investing activities increased $101,634 to $108,038 for fiscal 2009 compared to $6,404 for fiscal 2008 due primarily to the funding of the acquisitions of Unico, Diba and JBL, as well as the absence of net proceeds from the sales of securities.

Year-to-date capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. With the inclusion of recent business acquisitions, capital expenditures are anticipated to be $65,000 to $70,000 for fiscal 2009.

Year-to-date net cash used for financing activities increased $49,857 to $87,773 for fiscal 2009 compared to $37,916 for fiscal 2008. The increase in cash used for financing activities was due primarily to increased repurchases of common stock along with greater net repayments of short and long-term debt.

The Company repurchased 996 shares of its common stock for $32,983 and 1,061 shares for $31,137 during the second quarter of fiscal 2009 and 2008, respectively. Year-to-date, the Company repurchased 1,828 shares of its common stock for $62,297 and 1,263 shares for $35,417 in fiscal 2009 and 2008, respectively. Private party transactions accounted for 34 shares and 28 shares in the second quarter and year-to-date of fiscal 2009 and 2008, respectively.

The Company paid quarterly dividends totaling $9,710 and $8,898, or $0.105 and $0.095 per share, for the first half of fiscal 2009 and 2008, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Investment Securities

The Company currently maintains a portfolio of auction rate securities with a total par value of $18,000 and an estimated fair value of $4,458. As of December 27, 2008, the Company concluded that an other-than-temporary impairment loss had occurred as a result of diminished credit ratings of the companies underwriting these securities. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within other expense in its condensed consolidated statement of income for the second quarter of fiscal 2009. With the tightening of the credit markets over the last several quarters, there is no liquid market for these securities at this time. See Note D of the notes to condensed consolidated financial statements for additional information.

Guaranties and Contractual Obligations

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt, that is not recorded on the Company’s condensed consolidated balance sheets as of December 27, 2008.

During the second quarter of fiscal 2009, there were no material changes in contractual obligations.

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

Changes in these estimates and assumptions may result in additional customer-related accruals. The following table summarizes the activity included in the balance sheet for customer-related accruals:

	Year-to-Date 2009	Year-to-Date 2008
Customer-Related Accruals
Balance, beginning of period	$56,758	$51,656
Provision recorded	135,170	123,433
Credits processed	(136,931)	(123,293)

Balance, end of the period	$54,997	$51,796

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $11,324 at December 27, 2008, $9,931 at June 28, 2008 and $8,944 at December 29, 2007.

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

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The current year testing resulted in no impairment charge related to the Consumer Healthcare segment. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year. The Company’s API business is heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the API segment, which may include a charge for goodwill impairment. Goodwill was $267,937 at December 27, 2008, $282,417 at June 28, 2008 and $212,934 at December 29, 2007.

Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-competition agreements and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, as well as distribution and license agreements and non-competition agreements, are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $230,961 at December 27, 2008, $229,327 at June 28, 2008 and $191,430 at December 29, 2007.

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

The Company is exposed to market risk due to changes in interest rates and currency exchange rates.

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

Market Risk – The Company’s investment securities include auction rate securities totaling $18,000 in par value. Auction rate securities are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Typically, the carrying value of auction rate securities approximates their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the credit markets over the last several quarters, auction rate securities have failed to settle at auction resulting in an illiquid market for these types of securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of auction rate securities cannot be determined by the auction process until liquidity is restored to these markets.

As of December 27, 2008, the Company concluded that an other-than-temporary impairment loss had occurred as a result of diminished credit ratings of the companies underwriting these securities. Accordingly, the Company recorded an other-than-temporary loss of $15,104 within other expense in its condensed consolidated statement of income for the second quarter of fiscal 2009. At December 27, 2008, these securities were recorded at a fair value of $4,458. The Company will continue to monitor the credit worthiness of the companies underwriting these securities and make any adjustments it deems necessary to reflect the fair value of these securities.

The Company makes contributions to its Israeli post employment fund as required by Israeli law. The assets that support this fund are subject to fluctuations in market value. For the year-to-date period ended December 27, 2008, the Company recognized approximately $3,100 in operating expenses related to the decrease in Israeli post employment fund assets.

Foreign Exchange Risk – The Company has operations in Israel, the U.K., Mexico and Germany. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, while these operations incur costs in their local currency. In the API segment, net sales are recorded in both euros and U.S. dollars, while its costs are recorded primarily in Israeli shekels, as well as in euros and U.S. dollars. In the Israel Consumer Products operating segment, net sales are recorded primarily in Israeli shekels, while its costs are recorded in Israeli shekels, U.S. dollars and euros. In the Israel Pharmaceutical and Diagnostic Products operating segment, net sales are recorded primarily in Israeli shekels and euros, while its costs are recorded primarily in euros. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates while other segments experience a positive impact related to foreign currency exchange. On a consolidated basis, the net foreign currency impact is not material.

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

See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K filed for the fiscal year ended June 28, 2008 for additional information regarding market risks.

Item 4.	Controls and Procedures

As of December 27, 2008, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a–15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 27, 2008 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material changes to Legal Proceedings in the current quarter.

Item 1A.	Risk Factors (in thousands)

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 28, 2008 includes a detailed discussion of the Company’s risk factors. Other than the items noted below, there have been no material changes to the risk factors that were included in the Form 10-K during the first half of fiscal 2009.

Cough and Cold Products

In October 2007, the Federal Drug Administration (FDA) convened a joint meeting of the Pediatric and Non-Prescription Drugs Advisory committees to discuss the safety and efficacy of OTC cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. In January 2008, the FDA issued a Public Health Advisory recommending against the use of OTC cough and cold products in children under two years of age and announced that the FDA planned to issue recommendations in the second quarter of 2008 with respect to the use of OTC cough and cold products in children two through eleven years of age. The FDA had also indicated that the recommendations could include removing pediatric cough and cold products from the marketplace altogether by issuing a proposed rule recommending OTC cough and cold products for children under twelve generally not be recognized as safe and effective. On October 8, 2008, the FDA issued a statement supporting the voluntary action of the Consumer Healthcare Product Association (“CHPA”), of which the Company is a member, to modify product labels for consumers of OTC cough and cold medicines to state “do not use” in children under four years of age. The Company’s fiscal 2008 revenues for cough and cold products marketed specifically for use in children ages four to twelve years old were approximately $12,000. Sales of the Company’s pediatric cough and cold products could be adversely affected by such recommendations.

Oral Saline Phosphate Products

On December 11, 2008, the FDA issued a field alert related to the use of oral sodium phosphate (“OSP”) products for bowel cleansing. The FDA announcement does not apply to the use of OSP products sold over-the-counter as laxatives. However, as a result of the field alert, the Company recalled all OSP products and is changing the label of all OSP products in accordance with the guidance in the FDA announcement. Future sales of the Company’s OSP products, which are estimated to be approximately $450 for fiscal 2009, could be adversely affected by the FDA announcement and recall.

Pseudoephedrine

Several Arkansas counties, led by and including Independence County, filed a lawsuit against the Company and various manufacturers and distributors of products containing pseudoephedrine (“PSE”), which can be used to produce methamphetamine, an illegal drug. Through this lawsuit, the plaintiff counties sought to recoup as damages some of the expenses they have incurred to combat methamphetamine use and addiction. They also sought punitive damages, disgorgement of profits and attorneys’ fees. On February 11, 2008, the court granted defendants’ motion for summary judgment and dismissed this case with prejudice. On January 5, 2009, the Eighth Circuit Court of Appeals affirmed the prior district court order and dismissed the case with prejudice.

The Company produces a number of products that contain the active ingredient PSE, which is indicated as a decongestant. PSE has been under scrutiny as an ingredient illegally used to create methamphetamine. To address this concern, legislation has been enacted at the federal level over the past few years to place restrictions on the sales of PSE products (i.e., Combat Methamphetamine Act) and authorizing the Drug Enforcement Agency to place quotas on the amounts of PSE products that can be manufactured (i.e., the Controlled Substances Act). At the state level, a number of states have introduced or passed legislation placing additional restrictions on the sale of PSE products. In addition, in 2006, the State of Oregon moved PSE products to prescription (Rx) status; since then, a few other states have considered moving PSE products to Rx status. Sales of PSE products by the Company in fiscal year 2008 were approximately $27,000. Sales of PSE products could be adversely affected by action at the state or federal level to place additional restrictions on the sale of PSE products.

Dextromethorphan

The Company manufactures several products that contain the active ingredient dextromethorphan, which is indicated for cough suppression. Dextromethorphan has come under scrutiny because of its potential to be abused. Some states have introduced legislation that, if passed, could require restricted access to dextromethorphan in finished dosage forms. Such legislation placing age restrictions on the purchase of OTC products containing dextromethorphan was passed at the local level by Suffolk County, New York, Westchester County, New York and by the City of Jerseyville, Illinois. At least one state has passed legislation restricting the bulk sale of dextromethorphan.

In October 2007, the Dextromethorphan Abuse Reduction Act of 2007 was introduced in the 110th U.S. Congress, and, if passed, would have prevented individuals under the age of 18 from purchasing OTC cough medicine containing dextromethorphan in finished dosages and concentrations. This proposed legislation did not become law. At the state level, in 2008, a number of states introduced legislation to impose similar age restrictions on purchases of dextromethorphan in finished dosages. However, no such legislation has yet been adopted by a state. It is possible that any of the states or the federal government could introduce and pass legislation imposing additional or different restrictions on the sale of dextromethorphan in finished dosage form, including but not limited to, requiring a minimum age to purchase product, requiring a prescription and/or placing the product in a more controlled position of sale behind the pharmacy counter of a retailer. In fiscal 2008, products containing dextromethorphan generated revenues of approximately $79,000. The Company cannot predict whether any of the proposed legislation will be passed or, if it is passed, its impact on future revenues attributable to these products.

Conditions in Israel

The Company has significant manufacturing and research and development facilities in Israel. Political, economic and military conditions in Israel directly affect the Company’s operations, and the Company could be adversely affected by current or future hostilities involving Israel or a significant recession or downturn in the economic or financial condition of Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel in recent years. The level of hostilities increased significantly in July 2006 between Israel and Hezbollah in neighboring Lebanon. In the first quarter of fiscal 2007, these hostilities abated significantly. However, tensions in the region increased significantly during the third quarter of fiscal 2009 between Israel and Hamas in the Gaza strip. These hostilities can adversely affect Israel’s relationship with a number of countries in the region and elsewhere, as well as its relationship with international organizations.

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

Financial and Credit Liquidity Crisis

The financial and credit liquidity crisis could have a negative impact on the Company’s business. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current financial and credit liquidity crisis worsens, its lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities. In addition, if the Company determines that it is appropriate or necessary to raise capital in the future, the cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable. If the Company is unable to use its existing credit facilities or raise funds through debt or equity markets, it could materially and adversely affect the Company’s liquidity or ability to follow its key growth strategies.

The Company’s customers and suppliers may be adversely affected by the financial and credit liquidity crisis. Although the Company actively reviews the credit worthiness of its customers and suppliers, it cannot fully predict to what extent they may be negatively impacted and thus to what extent its own operations would be disrupted.

Further declines in global financial markets could contribute to a reduction of the Company’s stock price, liquidity and overall financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(in thousands, except per share amounts)

On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. This plan will expire on February 2, 2010. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan’s formula, which is generally based on the market price of the Company’s stock. The Company is not currently utilizing a 10b5-1 plan to effect purchases, but may resume doing so at any time, subject to remaining availability under the Board approval. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2009	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$100,264
September 28 to November 1	731	$33.22	698	$77,228
November 2 to November 29	265	$32.81	264	$68,542
November 30 to December 27	—	$—	—	$68,542

Total	996		962

(1)	Private party transactions accounted for the purchase of 33 shares in the period from September 28 to November 1 and 1 share in the period from November 2 to November 29.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on November 4, 2008, the Company’s shareholders voted on the following matters:

1. Election of four directors of the Company:

The tabulation of votes provided by the Inspector of Election was as follows:

Nominee	For	Withheld
Moshe Arkin	73,753,937	9,736,063
Gary K. Kunkle, Jr.	76,645,701	6,844,299
Herman Morris, Jr.	75,496,042	7,993,958
Ben-Zion Zilberfarb	76,635,865	6,854,135

2. Approval of the Company’s Annual Incentive Plan:

For	Against	Abstain	Broker Non-Votes
68,146,386	6,041,892	4,525,156	4,776,566

3. Amendment and restatement of the Company’s 2003 Long-Term Incentive Plan:

For	Against	Abstain	Broker Non-Votes
65,062,418	9,110,463	4,540,553	4,776,566

Item 5.	Other Information (in thousands)

At the Annual Meeting of Shareholders held on November 4, 2008, shareholders approved (i) the Perrigo Company Annual Incentive Plan (the “Annual Incentive Plan”) and (ii) an amendment and restatement of the Perrigo Company 2003 Long-Term Incentive Plan (the “LTIP”).

The Annual Incentive Plan is intended to optimize the tax deduction for performance-based awards to executives. Specifically, under Internal Revenue Code rules, compensation payable to certain senior executives in excess of $1,000 is not deductible by the Company unless the compensation satisfies technical rules set forth in IRS regulations. The Annual Incentive Plan is intended to comply with those technical IRS rules and allow annual non-equity incentive plan awards paid by the Company to qualify for the exemption.

The Compensation Committee of the Company’s Board of Directors will establish performance goals for each fiscal year for each participant, based on one or more of the following performance measures: cash flow; cash flow from operations; total earnings; earnings per share, diluted or basic; earnings per share from continuing operations, diluted or basic; earnings before interest and taxes; earnings before interest, taxes, depreciation, and amortization; earnings from operations; net asset turnover; inventory turnover; capital expenditures; net earnings; operating earnings; gross or operating margin; debt; working capital; return on equity; return on net assets; return on total assets; return on capital; return on invested capital; return on investment; return on sales; net or gross sales; market share; economic value added; cost of capital; change in assets; expense reduction levels; debt reduction; productivity; delivery performance; safety record; stock price; and total stockholder return.

Performance goals may relate to the Company or to one or more of its operating units or groups and may be determined on an absolute basis or relative to internal goals or relative to levels attained in prior years or related to other companies or indices or as ratios expressing relationships between two or more performance goals. The Compensation Committee may adjust the performance goals to the extent necessary to prevent dilution or enlargement of any award due to extraordinary events or circumstances or to exclude the effects of extraordinary, unusual, or non-recurring items; changes in applicable laws, regulations, or accounting principles; currency fluctuations; discontinued operations; non-cash items, such as amortization, depreciation, or reserves; asset impairment; or any recapitalization, restructuring, reorganization, merger, acquisition, divestiture, consolidation, spin-off, split-up, combination, liquidation, dissolution, sale of assets, or other similar corporation transaction.

Within 90 days after the beginning of each fiscal year, the Compensation Committee will select the employees or classes of employees who shall be eligible for the Annual Incentive Plan for that fiscal year. The Compensation Committee will also determine the performance goals to be attained for the fiscal year based on one or more performance measures and the payment schedule available to each participant based on the level of attainment of the performance goals. Following the end of the fiscal year, the Compensation Committee will determine whether and to what extent the performance goals were satisfied and the amount available for each participant based on the payment schedule for that participant.

The Compensation Committee may reduce, but not increase, an award to any participant under the Annual Incentive Plan, including a reduction to zero, based on any factors it determines to be appropriate in its sole discretion. The maximum incentive award payable under the Annual Incentive Plan to any participant for any fiscal year is $5,000.

Incentive bonuses are generally payable in cash by September 15 of the year following the end of the performance period.

The Annual Incentive Plan was included as an appendix to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on October 1, 2008 and is incorporated by reference herein. The foregoing description is qualified in its entirety by reference thereto.

The amendment and restatement of the LTIP, which was renamed the “2008 Long-Term Incentive Plan”, was effected to:

•	Clarify the share counting provisions,

•

Make certain changes intended to enhance the deductibility of future LTIP awards under Section 162(m) of the Internal Revenue Code, including expanding the performance measures upon which performance-based awards may be made in establishing the maximum limit on the amount of annual tax compensation that may be paid to covered employees,

•	Clarify certain other administrative provisions, and

•

Increase the number of shares authorized for issuance pursuant to awards by 3,100 shares, subject to adjustments for awards that are forfeited or otherwise settled without the delivery of shares, as described in the LTIP.

The LTIP, as amended and restated, is filed as Exhibit 10(b) hereto. The foregoing description is qualified in its entirety by reference thereto.

Item 6.	Exhibits

Exhibit Number	Description

10(a)	Registrant’s Annual Incentive Plan adopted November 4, 2008, incorporated by reference from the Registrant’s Proxy Statement (No. 000-19725) for its 2008 Annual Meeting of Shareholders filed on October 1, 2008.

10(b)	Registrant’s 2008 Long-Term Incentive Plan adopted November 4, 2008.

10(c)	Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan.

10(d)	Forms of Restricted Stock Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY (Registrant)

Date: February 3, 2009	By:	/s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date: February 3, 2009	By:	/s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10(a)	Registrant’s Annual Incentive Plan adopted November 4, 2008, incorporated by reference from the Registrant’s Proxy Statement (No. 000-19725) for its 2008 Annual Meeting of Shareholders filed on October 1, 2008.

10(b)	Registrant’s 2008 Long-Term Incentive Plan adopted November 4, 2008.

10(c)	Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan.

10(d)	Forms of Restricted Stock Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.