Form 10-Q
period 2009-03-28
PERRIGO CO
filed 2009-05-07
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

As of May 1, 2009, the registrant had 92,186,708 outstanding shares of common stock.

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

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$505,902	$480,640	$1,498,653	$1,255,639
Cost of sales	356,310	330,337	1,066,509	873,004

Gross profit	149,592	150,303	432,144	382,635

Operating expenses
Distribution	6,167	6,525	18,513	18,450
Research and development	17,890	19,160	56,036	51,623
Selling and administration	53,638	61,470	165,533	154,949

Subtotal	77,695	87,155	240,082	225,022

Write-off of in-process research and development	—	2,786	279	2,786
Restructuring	—	348	—	348

Total	77,695	90,289	240,361	228,156

Operating income	71,897	60,014	191,783	154,479
Interest, net	6,966	3,686	20,465	12,009
Other (income) expense, net	1,160	353	2,565	(905)
Investment impairment	—	—	15,104	—

Income from continuing operations before income taxes	63,771	55,975	153,649	143,375
Income tax expense	17,302	15,745	44,831	35,338

Income from continuing operations	46,469	40,230	108,818	108,037
Income (loss) from discontinued operations, net of tax	(572)	(263)	30	238

Net income	$45,897	$39,967	$108,848	$108,275

Earnings (loss) per share
Basic
Continuing operations	$0.51	$0.43	$1.18	$1.16
Discontinued operations	(0.01)	(0.00)	0.00	0.00

Basic earnings per share	$0.50	$0.43	$1.18	$1.16
Diluted
Continuing operations	$0.50	$0.42	$1.16	$1.14
Discontinued operations	(0.01)	(0.00)	0.00	0.00

Diluted earnings per share	$0.49	$0.42	$1.16	$1.14
Weighted average shares outstanding
Basic	91,967	92,854	92,251	93,127
Diluted	93,153	94,955	93,747	95,115
Dividends declared per share	$0.055	$0.050	$0.160	$0.145

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 28, 2009	June 28, 2008	March 29, 2008
Assets
Current assets
Cash and cash equivalents	$197,817	$318,599	$64,113
Investment securities	5	560	725
Accounts receivable, net	331,307	317,875	347,058
Inventories	383,010	374,782	335,905
Current deferred income taxes	40,447	42,241	36,631
Income taxes refundable	12,191	12,841	6,412
Prepaid expenses and other current assets	26,904	36,951	18,634
Current assets of discontinued operations	45,796	58,968	48,100

Total current assets	1,037,477	1,162,817	857,578
Property and equipment	724,242	719,593	685,323
Less accumulated depreciation	(385,780)	(381,053)	(366,048)

	338,462	338,540	319,275
Restricted cash	400,000	400,000	400,000
Goodwill and other indefinite-lived intangible assets	249,960	287,112	269,608
Other intangible assets	208,093	220,724	222,346
Non-current deferred income taxes	70,610	73,726	50,128
Other non-current assets	45,101	63,914	49,937
Non-current assets of discontinued operations	22,181	34,202	30,241

	$2,371,884	$2,581,035	$2,199,113

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$232,875	$235,922	$216,030
Notes payable	—	—	10,169
Payroll and related taxes	51,949	70,977	49,910
Accrued customer programs	52,789	53,419	45,537
Accrued liabilities	49,435	55,055	38,162
Current deferred income taxes	16,120	24,493	18,864
Current portion of long-term debt	15,869	20,095	17,598
Current liabilities of discontinued operations	18,975	31,659	21,493

Total current liabilities	438,012	491,620	417,763
Non-current liabilities
Long-term debt, less current portion	875,000	895,095	697,598
Non-current deferred income taxes	133,955	138,158	111,483
Other non-current liabilities	74,770	112,396	102,472
Non-current liabilities of discontinued operations	9,391	10,051	9,233

Total non-current liabilities	1,093,116	1,155,700	920,786
Shareholders’ equity
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	448,589	488,537	498,002
Accumulated other comprehensive income	8,111	155,184	95,398
Retained earnings	384,056	289,994	267,164

Total shareholders’ equity	840,756	933,715	860,564

	$2,371,884	$2,581,035	$2,199,113

Supplemental Disclosures of Balance Sheet Information
Allowance for doubtful accounts	$9,750	$7,511	$7,419
Working capital from continuing operations	$572,644	$643,888	$413,208
Preferred stock, shares issued	—	—	—
Common stock, shares issued	92,171	93,311	93,380

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Year-To-Date
	2009	2008
Cash Flows From (For) Operating Activities
Net income	$108,848	$108,275
Adjustments to derive cash flows
Write-off of in-process research and development	279	2,786
Depreciation and amortization	50,906	50,822
Asset impairments	16,704	—
Share-based compensation	7,322	6,457
Income tax benefit from exercise of stock options	(2,673)	3,245
Excess tax benefit of stock transactions	(2,970)	(8,253)
Deferred income taxes	811	1,846

Sub-total	179,227	165,178

Changes in operating assets and liabilities, net of asset and business acquisitions and restructuring
Accounts receivable	(6,053)	(71,497)
Inventories	(9,007)	(37,314)
Income taxes refundable	(10,617)	(4,684)
Accounts payable	(4,219)	52,513
Payroll and related taxes	(21,258)	6,958
Accrued customer programs	(580)	(2,445)
Accrued liabilities	(16,907)	(14,771)
Accrued income taxes	19,726	20,342
Other	(28,729)	17,969

Sub-total	(77,644)	(32,929)

Net cash from operating activities	101,583	132,249

Cash Flows (For) From Investing Activities
Purchase of securities	—	(170,552)
Proceeds from sales of securities	—	201,436
Cash acquired in asset exchange	2,115	—
Acquisitions of businesses, net of cash acquired	(88,248)	(87,130)
Acquisition of intangible assets	(1,000)	(12,401)
Additions to property and equipment	(32,020)	(26,022)

Net cash for investing activities	(119,153)	(94,669)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(13,736)	(1,607)
Borrowings of long-term debt	—	140,000
Repayments of long-term debt	(31,380)	(95,801)
Excess tax benefit of stock transactions	2,970	8,253
Issuance of common stock	9,434	26,097
Repurchase of common stock	(62,347)	(58,979)
Cash dividends	(14,786)	(13,551)

Net cash (for) from financing activities	(109,845)	4,412

Effect of exchange rate changes on cash	6,632	(7,895)

Net increase (decrease) in cash and cash equivalents	(120,783)	34,097
Cash and cash equivalents of continuing operations, beginning of period	318,599	30,301
Cash balance of discontinued operations, beginning of period	5	4

Cash and cash equivalents, end of period	197,821	64,402
Less cash balance of discontinued operations, end of period	(4)	(289)

Cash and cash equivalents of continuing operations, end of period	$197,817	$64,113

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$33,829	$29,102
Interest received	$18,872	$15,590
Income taxes paid	$60,105	$25,715
Income taxes refunded	$3,627	$6,560

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2009

(in thousands, except per share amounts)

Perrigo Company (Company) is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and generic prescription (Rx) pharmaceuticals, nutritional products, active pharmaceutical ingredients (API) and pharmaceutical and medical diagnostic products. The Company is the world’s largest manufacturer of OTC pharmaceutical products for the store brand market. The Company’s primary markets and locations of manufacturing and logistics operations are the United States, Israel, Mexico and the United Kingdom.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The Company has reclassified certain balance sheet amounts in prior years to conform to the current year presentation. The amounts reclassified had no effect on retained earnings or net income.

Operating results for the nine months ended March 28, 2009 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2008.

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the condensed consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. See Note N for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the notes to consolidated financial statements relate to the Company’s continuing operations.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued the following FASB Staff Positions (FSP): FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4); FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2); and FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). The first two FSPs are both effective for interim and annual periods ending after June 15, 2009, while the latter FSP is effective for interim periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009 for all three FSPs. If an entity elects to early adopt any one of these FSPs, it may only do so if it also elects to early adopt the other two FSPs. The effects of each FSP, upon adoption, are described below.

FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly (that is, forced or distressed). The Company plans to adopt FSP FAS 157-4 effective for its fiscal 2009 year-end and does not expect this FSP to have a material effect on its consolidated results of operations or its financial position upon adoption.

FSP FAS 115-2 and FAS 124-2 amends existing guidance for determining whether an impairment is other-than-temporary for debt securities. This FSP requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income (OCI) and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset. It also requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in OCI. Upon adoption of this FSP, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated OCI if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The Company plans to adopt FSP FAS 115-2 and FAS 124-2 effective for its fiscal 2009 year-end and does not expect this FSP to have a material effect on its consolidated results of operations or its financial position upon adoption.

FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), to require an entity to provide disclosures about fair value of financial instruments in interim financial information as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, an entity must include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity must disclose the fair value of all financial instruments for which it is practicable to estimate that fair value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company plans to adopt FSP FAS 107-1 and APB 28-1 effective for its fiscal 2009 year-end and does not expect this FSP to have a material effect on its fair value disclosures upon adoption.

Also in April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1), which amends and clarifies SFAS No. 141(R), “Business Combinations”, on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the effects of the Company’s adoption of FSP FAS 141(R)-1 will depend upon the extent and magnitude of acquisitions after June 27, 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This

FSP enhances required disclosures for postretirement benefit plan assets in order for investors to obtain a better understanding of the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan and events in the economy and markets that could have a significant effect on the value of plan assets. It is effective for financial statements issued for fiscal years ending after December 15, 2009, with early application encouraged. The Company does not expect FSP FAS 132(R)-1 to have a material effect on its postretirement benefit plan asset disclosures upon adoption.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB SFAS 133” (SFAS 161), to further improve the financial reporting surrounding derivative instruments and hedging activities. SFAS 161 enhances required disclosures for derivative instruments and hedging activities in order for investors to obtain a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS 161 at the beginning of its third quarter of fiscal 2009 and applied the requirements of SFAS 161 on a prospective basis. See Note I for more information pertaining to the adoption of this Statement and its effect on the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company’s nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis consist primarily of goodwill and other indefinite-lived intangible assets, as well as intangible assets subject to amortization. Although this Statement will affect future fair value disclosures, it will not impact the Company’s consolidated results of operations or financial position upon adoption.

NOTE B – ACQUISITIONS

The Company completed various acquisitions during the year-to-date fiscal 2009 period and the prior year period as summarized below. Pro forma results of operations have not been presented because the aggregate effects of these acquisitions were not material to the Company’s condensed consolidated financial statements.

Unico Holdings, Inc. – On November 13, 2008, the Company acquired 100% of the outstanding shares of privately-held Unico Holdings, Inc. (Unico) for $51,853 in cash, including $164 of acquisition costs. Based in Lake Worth, Florida, Unico is the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition was accounted for under the purchase method of accounting. The operating results for Unico are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from November 13, 2008 to March 28, 2009. Prior to the acquisition, Unico’s fiscal year began January 1 and ended December 31. After the acquisition, for purposes of consolidation, Unico’s fiscal year is the same as the Company’s fiscal year.

The purchase price through March 28, 2009 was $51,853 and was preliminarily allocated as follows:

Cash	$1,414
Accounts receivable	4,275
Inventory	5,344
Property and equipment	4,650
Other assets	2,943
Goodwill	22,872
Intangible assets	26,191

Total assets acquired	67,689

Accounts payable	3,293
Other current liabilities	1,777
Deferred tax liabilities	10,766

Total liabilities assumed	15,836

Net assets acquired	$51,853

The purchase agreement allowed for a post-closing working capital adjustment to determine a final purchase price. During the third quarter of fiscal 2009, the working capital adjustment was settled, which resulted in a minor adjustment to the purchase price.

The excess of the purchase price over the fair value of net assets acquired, amounting to $22,872, was recorded as goodwill in the condensed consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

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

At the time of the acquisition, a step-up in the value of inventory of $1,062 was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the second quarter of fiscal 2009 as the inventory was sold. In addition, fixed assets were written up by $946 to their estimated fair market value based on a valuation method that included both the cost and market approach. This additional step-up in value will be depreciated over the estimated useful lives of the assets.

Laboratorios Diba, S.A. – On October 6, 2008, the Company announced that it acquired 100% of the outstanding shares of privately-held Laboratorios Diba, S.A. (Diba) for $24,500 in cash, including $1,000 of acquisition costs. Based in Guadalajara, Mexico, Diba is a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and ophthalmics. The acquisition was accounted for under the purchase method of accounting. The operating results for Diba are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from October 6, 2008 to February 28, 2009. Prior to the acquisition, Diba’s fiscal year began January 1 and ended December 31. After the acquisition, for purposes of consolidation, Diba’s fiscal year begins June 1 and ends May 31, the same period followed for the Company’s existing Mexico operations.

The purchase price through March 28, 2009 was $24,500 and was allocated as follows:

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

Management assigned fair value to the identifiable intangible assets through a combination of the relief from royalty method, discounted cash flow method and lost income method. Customer relationships are based on eight-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. The average estimated useful life of the developed product technology is eight years. Trade name and trademarks were determined to have indefinite useful lives. Accordingly, no amortization has been recorded for these intangible assets. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and adjusts them as necessary. There are two non-competition agreements, each based on a five-year useful life and amortized on a straight-line basis. The amount allocated to in-process research and development was charged to operations as of the acquisition date. Management assigned fair values to in-process research and development related to ongoing projects using a relief from royalty method on forecasted revenues directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a required rate of return of 16% and commencement of net cash inflows that varied between one and two years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and, therefore, was required to be expensed as of the acquisition date. The Company estimates that the amount it will incur in additional costs related to the efforts necessary to develop the acquired, incomplete technology into commercially viable products will be immaterial.

At the time of the acquisition, a step-up in the value of inventory of $1,806 was recorded in the allocation of the purchase price based on valuation estimates. As of March 28, 2009, the total step-up in inventory value had been charged to cost of sales as the inventory was sold. In addition, fixed assets were written up by $663 to their fair market value based on a valuation method that included both the cost and market approach. This additional step-up in value will be depreciated over the estimated useful lives of the assets.

J.B. Laboratories, Inc. – On September 16, 2008, the Company acquired 100% of the outstanding shares of J.B. Laboratories, Inc. (JBL), a privately-held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $43,605, including debt assumed. The acquisition of JBL is expected to provide increased sales revenue and additional FDA-compliant production capacity to help service current and future customer needs. The Company paid $15,582 in cash, including acquisition costs of $436, and assumed $28,023 of existing debt, of which $25,293 was repaid immediately and the remaining $2,730 was repaid in the second quarter of fiscal 2009. The acquisition was accounted for under the purchase method of accounting. The operating results for JBL are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from September 16 to March 28, 2009. Prior to the acquisition, JBL’s fiscal year began January 1 and ended December 31. After the acquisition, for purposes of consolidation, JBL’s fiscal year is the same as the Company’s fiscal year.

The purchase price through March 28, 2009 was $43,605 and was preliminarily allocated as follows:

Cash	$743
Accounts receivable	5,989
Inventory	11,747
Property and equipment	34,444
Other assets	971
Intangible assets	1,575
Goodwill	6,098

Total assets acquired	61,567

Accounts payable	10,207
Other current liabilities	2,569
Notes payable	11,006
Long-term debt	17,017
Deferred tax liabilities	5,186

Total liabilities assumed	45,985

Net assets acquired	15,582
JBL debt assumed on the closing date	28,023

Total purchase consideration	$43,605

In connection with the acquisition, the Company accrued $795 for estimated restructuring costs that were included in the allocation of the purchase price. During the third quarter of fiscal 2009, the Company finalized the restructuring plan, which resulted in an adjustment to the restructuring accrual. The restructuring costs consisted of employee termination benefits for 12 employees, which are expected to be paid over the next eight months. Management is currently evaluating the future use of certain facilities for their strategic value, which may result in additional restructuring costs. The activity related to the employee termination benefits is as follows:

Fiscal 2009 Restructuring Employee Termination
Balance at September 27, 2008	$795
Payments	(287)
Adjustments	(264)

Balance at March 28, 2009	$244

The excess of the purchase price over the fair value of net assets acquired, amounting to $6,098, was recorded as goodwill in the condensed consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

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

Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. The operating results for Brunel are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from June 18, 2008 to February 28, 2009, which, for consolidation purposes, is consistent with the reporting period for the Company’s existing U.K. operations.

Galpharm Healthcare Ltd. – On January 9, 2008, the Company acquired 100% of the outstanding shares of Galpharm Healthcare Ltd. (Galpharm), a leading supplier of OTC store brand pharmaceutical products sold by supermarkets, drug stores and pharmacies in the U.K., for $83,312. The acquisition of Galpharm expands the Company’s global presence and complements its existing U.K. business. The Company paid approximately $54,300 in cash, including acquisition costs of $1,500, and assumed approximately $29,000 of existing debt, which was repaid immediately. The acquisition was accounted for under the purchase method of accounting. The operating results for Galpharm were included in the Consumer Healthcare segment of the Company’s condensed consolidated financial statements beginning in the third quarter of fiscal 2008. Prior to the acquisition, Galpharm’s fiscal year began April 1 and ended March 31. After the acquisition, for purposes of consolidation, Galpharm’s fiscal year begins June 1 and ends May 31, the same period followed for the Company’s existing U.K. business.

The purchase price through June 28, 2008 was $83,312 and was allocated as follows:

Inventory	$16,179
Accounts receivable	10,101
Other current assets	485
Property and equipment	1,189
Intangible assets	44,105
Goodwill	38,566

Total assets acquired	110,625

Accounts payable	6,257
Other current liabilities	9,805
Deferred tax liability	11,251

Total liabilities assumed	27,313

Total purchase price	$83,312

The excess of the purchase price over the fair value of net assets acquired, amounting to $38,566, was recorded as goodwill in the consolidated balance sheet and assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

The purchase agreement entered into allowed for settlement of working capital accounts to determine a final purchase price. During the fourth quarter of fiscal 2008, the Company received a settlement of working capital accounts for $3,818, which served as a reduction to the original purchase price and a corresponding reduction of goodwill.

Intangible assets acquired in the acquisition were valued as follows:

Trade names and trademarks	$4,695
Developed product technology and product rights	15,456
License and distribution agreements	1,604
Customer relationships	19,564
In-process research and development	2,786

Total intangible assets acquired	$44,105

Management assigned fair value to the identifiable intangible assets through a combination of the relief from royalty method and estimating discounted forecasted cash flows. Trade names and trademarks were determined to have indefinite useful lives. Accordingly, no amortization was recorded for these intangible assets. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and adjusts them as necessary. The average estimated useful life of the developed product technology and product rights is 10 years. License and distribution agreements are also estimated at 10 years. Both categories are being amortized on a straight line basis. Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the life of the relationships. The amount allocated to in-process research and development was charged to operations as of the acquisition date. Management assigned fair values to in-process research and development related to ongoing projects using a relief from royalty method on forecasted revenues directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a required rate of return of 14% and commencement of net cash inflows that varied between one and three years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and, therefore, was required to be expensed at that time. The Company estimates that the amount it will incur in additional costs related to the efforts necessary to develop the acquired, incomplete technology into commercially viable products will be immaterial.

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

The total allocated purchase price for accounting purposes through September 29, 2007 was $12,401. The Company allocated the entire purchase price to intangible assets – developed product technology. Management assigned fair value to the identifiable intangible assets by estimating the discounted forecasted cash flows of the products acquired. The average estimated useful life of the developed product technology is 12 years and is being amortized on a straight-line basis.

NOTE C – EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share (EPS) calculation follows:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$46,469	$40,230	$108,818	$108,037
Income (loss) from discontinued operations, net of tax	(572)	(263)	30	238

Net income used for both basic and diluted EPS	$45,897	$39,967	$108,848	$108,275

Denominator:
Weighted average shares outstanding for basic EPS	91,967	92,854	92,251	93,127
Dilutive effect of share-based awards	1,186	2,101	1,496	1,988

Weighted average shares outstanding for diluted EPS	93,153	94,955	93,747	95,115

For third quarter and year-to-date fiscal 2009, share-based awards outstanding that were anti-dilutive were 497 and 208, respectively. There were no share-based awards outstanding that were anti-dilutive for third quarter or year-to-date fiscal 2008. These share-based awards were excluded from the diluted EPS calculation.

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

Effective June 29, 2008, the Company adopted the provisions of SFAS 157 and FSP FAS 157-3 for financial assets and liabilities. There was no impact to the condensed consolidated financial statements as a result of the adoption of SFAS 157 or FSP FAS 157-3, except as disclosed below. The following table summarizes the valuation of the Company’s financial instruments by the above pricing categories as of March 28, 2009:

	Fair Value Measurements as of March 28, 2009 Using:
	Total as of March 28, 2009	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Financial Assets:
Cash equivalents	$111,559	$111,559	$—	$—
Investment securities	5,020	5	—	5,015
Funds associated with Israeli post employment benefits	15,496	—	15,496	—

Total	$132,075	$111,564	$15,496	$5,015

Financial Liabilities:
Interest rate swap agreements	$5,227	$—	$5,227	$—
Foreign currency forward contracts, net	3,649	—	3,649	—

Total	$8,876	$—	$8,876	$—

As of March 28, 2009, the Company had $15,496 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets.

The Company’s investment securities include auction rate securities totaling $18,000 in par value. Auction rate securities are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Historically, the carrying value of auction rate securities approximated their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the credit markets beginning in calendar 2008, auction rate securities have failed to settle at auction resulting in an illiquid market for these types of securities. As a result, the estimated fair value of auction rate securities cannot be determined by the auction process until liquidity is restored to these markets.

In the absence of a liquid trading market, the Company based its estimates of the fair market value of the auction rate securities it held on, among other things, estimates provided by Lehman Brothers, the firm that managed these investments for the Company. During the third quarter of fiscal 2008, the Company recorded an unrealized loss of $3,453, net of tax, in other comprehensive income (loss). The amount of the write-down was based on, among other things, estimates provided by Lehman Brothers. At that time, the companies that issued these securities continued to maintain their AAA counterparty credit ratings and pay the maximum interest contractually required. In addition, beginning in the third quarter of fiscal 2008, the Company reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.

In the second quarter of fiscal 2009, after Lehman Brothers filed for bankruptcy and ceased to provide estimates to the Company of the value of the auction rate securities, the Company hired an independent third-party valuation firm to estimate the fair value of these securities using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company concluded that an other-than-temporary impairment loss had occurred. The primary drivers of this conclusion were the magnitude of the calculated impairment and the fact that the credit ratings of the companies that had issued these securities had declined since the third quarter of fiscal 2008. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within other expense in its condensed consolidated statement of income for the second quarter of fiscal 2009. Of this loss, $13,542 was attributable to a decline in market value while $1,562 was due to a foreign currency transaction loss as these U.S. dollar-denominated securities are held by the Company’s Israeli subsidiary, which has a shekel functional currency. As of the December 27, 2008 balance sheet date, these securities were recorded at a fair value of $4,458.

During the third quarter of fiscal 2009, the credit ratings of the companies that issued these securities remained essentially unchanged and the Company continued to earn and collect interest on these investments at the maximum contractual rate. Based on this and other qualitative factors, at March 28, 2009, the Company believes that these securities continue to be properly recorded at a fair value of $4,458. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

In addition to auction rate securities, the Company holds certain collateralized debt obligations as of March 28, 2009, totaling $557 backed primarily by United States Treasury obligations.

The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at March 28, 2009:

Investment Securities (Level 3)
Balance as of June 29, 2008	$—
Transfers into Level 3	15,101
Previously recorded decline of fair value in other comprehensive income	3,453
Other-than-temporary impairment loss	(13,542)
Other	3

Balance as of March 28, 2009	$5,015

In February 2007, the FASB issued SFAS 159, which expands the use of fair value measurement by permitting entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The Company adopted the provisions of SFAS 159 at the beginning of fiscal 2009 and elected not to expand the use of fair value accounting beyond those assets and liabilities for which it is currently required to use this basis of measurement.

NOTE E – INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows:

	March 28, 2009	June 28, 2008	March 29, 2008
Finished goods	$154,293	$163,499	$158,206
Work in process	109,551	107,947	93,904
Raw materials	119,166	103,336	83,795

	$383,010	$374,782	$335,905

As of March 28, 2009, inventory balances included additions made during the first half of fiscal 2009 that were attributable to the acquisitions of Unico, Diba, JBL and Brunel, as discussed in Note B.

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

In the first half of fiscal 2009 there were additions to goodwill in the Consumer Healthcare segment related to the acquisitions of Unico, Diba and JBL. In addition, during the third quarter of fiscal 2009, goodwill in the Rx Pharmaceuticals and API segments was adjusted for the resolution of pre-acquisition contingencies related to income tax matters associated with the Agis Industries (1983) Ltd. (Agis) acquisition completed in 2005. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Rx Pharma- ceuticals	API	Total
Balance as of June 28, 2008	$86,113	$95,962	$100,342	$282,417
Business acquisitions	38,490	—	—	38,490
Preliminary purchase price allocation adjustment	(263)	—	—	(263)
Resolution of pre-acquisition tax contingencies	—	(7,295)	(908)	(8,203)
Currency translation adjustment	(23,673)	(21,236)	(21,879)	(66,788)

Balance as of March 28, 2009	$100,667	$67,431	$77,555	$245,653

NOTE G – OTHER INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consisted of the following:

	March 28, 2009		June 28, 2008
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Intangible assets subject to amortization:
Developed product technology/ formulation and product rights	$188,238	$45,903	$226,889	$43,130
Distribution and license agreements	22,056	11,662	23,344	10,213
Customer relationships	57,600	7,788	24,694	5,565
Trademarks	4,366	681	6,275	1,570
Non-competition agreements	2,087	220	—	—

Total	274,347	66,254	281,202	60,478

Intangible assets not subject to amortization:
Trade names and trademarks	4,307	—	4,695	—

Total intangible assets	$278,654	$66,254	$285,897	$60,478

As of March 28, 2009, customer relationships included additions made during the first half of fiscal 2009 that were attributable to the acquisitions of Unico, Diba, JBL and Brunel, as discussed in Note B. Certain intangible assets, including developed product technology/formulation and product rights, are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded a charge for amortization expense of $16,914 and $17,624 for year-to-date fiscal 2009 and 2008, respectively, for intangible assets subject to amortization. The third quarter of fiscal 2008 contains a charge to operations for $3,513 due to the acceleration of amortization expense related to the early termination of a license agreement - see Note O.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2009 (1)	$5,300
2010	19,900
2011	18,300
2012	18,300
2013	18,100

(1)	Reflects remaining three months of fiscal 2009.

NOTE H – OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

	March 28, 2009	June 28, 2008	March 29, 2008
Short-term debt:
Swingline loan	$—	$—	$10,169
Current portion of long-term debt	15,869	20,095	17,598

Total	15,869	20,095	27,767

Long-term debt:
Revolving line of credit	50,000	50,000	180,000
Term loans	225,000	225,000	100,000
Senior notes	200,000	200,000	—
Letter of undertaking – Israeli subsidiary	400,000	400,000	400,000
Debenture – Israeli subsidiary	—	20,095	17,598

Total	875,000	895,095	697,598

Total debt	$890,869	$915,190	$725,365

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

NOTE I – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On December 28, 2008, the Company adopted SFAS 161, which required additional financial statement disclosures related to derivative instruments and hedging activities. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates and foreign currency exchange rates. The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138. Under the provisions of SFAS 133, all derivatives are recognized on the balance sheet at their fair value. Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income within shareholders’ equity, depending on the intended use of the derivative and whether the derivative has been designated by management as a hedging instrument. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $109,000. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s policy to manage its credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of “A” or better and by distributing the contracts among several financial institutions to diversify credit concentration risk.

Interest Rate Swap Agreements

The Company executes interest rate swap agreements to manage its exposure to changes in interest rates related to its long-term borrowings. For interest rate swap agreements designated as cash flow hedges, changes in the fair value of the swap agreements, net of tax, are reported as a component of other comprehensive income.

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the credit agreement. Both loans bear an interest rate of Alternative Base Rate (ABR) or London Interbank Offered Rate (LIBOR) plus an applicable margin determined by the Company’s leverage ratio over the trailing four quarters. Additionally, the credit agreement provides for short term swingline loans at negotiable rates of interest subject to a maximum amount of $25,000 drawn at any time.

In conjunction with the credit agreement described above, during the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments. These interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

The interest rate swap agreements fix the interest rate at 4.77% on an initial notional amount of principal of $50,000 on the revolving loan and $100,000 on the term loan. The interest rate swap agreements expire on March 16, 2010.

In accordance with SFAS 133, the Company has designated the above interest rate swaps as cash flow hedges and has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative to the specific liability or asset on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

Foreign Currency Contracts

The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency put, call and forward contracts. For foreign currency contracts designated as cash flow hedges, changes in the fair value of the foreign currency contracts, net of tax, are reported as a component of other comprehensive income. For foreign currency contracts not designated as hedges, changes in fair value are recorded in current period earnings.

The Company’s foreign currency hedging program consists of cash flow hedges. During the third quarter of fiscal 2009, the Company entered into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of twelve months. In addition, during the third quarter of fiscal 2009, the Company entered into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of twelve months. The Company has not entered into foreign currency put or call contracts during the period.

In accordance with SFAS 133, the Company has designated the above forward contracts as cash flow hedges and has formally documented the relationships between the forward contracts and the hedged items, as well as its risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative to the specific liability or asset on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

As of March 28, 2009, the accumulated derivative net loss recorded in accumulated other comprehensive income for cash flow hedges was $3,179, net of tax. As of December 27, 2008, the accumulated derivative net loss in accumulated other comprehensive income for cash flow hedges was $3,875, net of tax.

The effects of derivative instruments on the Company’s condensed consolidated financial statements were as follows as of March 28, 2009 and for the three months then ended (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet

	March 28, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swap agreements	Other current assets	$—	Accrued liabilities	$5,227

Foreign currency forward contracts	Other current assets	660	Accrued liabilities	214

Total derivatives designated as hedging instruments under SFAS 133		$660		$5,441

Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency forward contracts	Other current assets	$47	Accrued liabilities	$4,142

Total derivatives not designated as hedging instruments under SFAS 133		$47		$4,142

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) for the

three months ended March 28, 2009

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap agreements	$(170)	Interest, net	$(1,094)	Interest, net	$—

Foreign currency forward contracts	446	Net sales	10	Cost of sales	1
		Cost of sales	(30)
		Interest, net	12
		Other income (expense), net	268

Total	$276		$(834)		$1

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest, net	$(828)
Foreign currency forward contracts (1)	Other income (expense), net	3,012

Total		$2,184

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other income (expense).

NOTE J – SHAREHOLDERS’ EQUITY

The Company issued 59 and 787 shares related to the exercise and vesting of share-based compensation during the third quarter of fiscal 2009 and fiscal 2008, respectively. Year-to-date, the Company issued 734 and 2,150 shares related to share-based compensation in fiscal 2009 and fiscal 2008, respectively.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The Company is not currently utilizing the 10b5-1 plan to effect purchases, but may resume doing so at any time, subject to remaining availability under the Board approval. During the third quarter of fiscal 2009, the Company repurchased 2 shares of its common stock for $50, all of which related to private party transactions. During the third quarter of fiscal 2008, the Company repurchased 707 shares of its common stock for $23,562, of which 5 shares accounted for private party transactions. Year-to-date, the Company repurchased 1,830 shares of its common stock for $62,347 and 1,970 shares of its common stock for $58,979 in fiscal 2009 and 2008, respectively. Year-to-date, private party transactions accounted for 36 shares and 33 shares in fiscal 2009 and 2008, respectively.

NOTE K – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income (loss) consists of the following:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Net income	$45,897	$39,967	$108,848	$108,275
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	696	(2,257)	(945)	(5,500)
Foreign currency translation adjustments	(32,189)	21,754	(149,244)	48,025
Change in fair value of investment securities, net of tax	—	(3,453)	3,453	(3,453)
Postretirement liability adjustments, net of tax	(112)	(116)	(337)	(349)

Comprehensive income (loss)	$14,292	$55,895	$(38,225)	$146,998

For the third quarter and year-to-date of fiscal 2009, foreign currency translation adjustments reflect the impact of the decline in certain foreign currency values, primarily the Israeli shekel and the British pound sterling, relative to the U.S. dollar.

NOTE L – INCOME TAXES

The recorded effective tax rate on continuing operations was 29.2% for the first nine months of fiscal 2009 compared with the actual rate of 24.6% on continuing operations for the same period in fiscal 2008. Including the results from discontinued operations, the consolidated recorded effective tax rate was 28.6% for the first nine months of fiscal 2009 compared with the consolidated actual rate of 24.9% for the same period in fiscal 2008. Foreign source income from continuing operations before tax for the third quarter was 40% of pre-tax earnings in fiscal 2009, down from 44% in the same period of fiscal 2008. Year-to-date, foreign source income from continuing operations was 28% of pre-tax earnings in fiscal 2009, down from 44% in the same period of fiscal 2008. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the third quarter fiscal 2009 effective tax rate was higher than the comparable quarter of the prior year. The recorded effective tax rate for the first nine months of fiscal 2009 was reduced by $7,180, due to expiring statutes, audit activities and/or final decisions in matters that are subject of controversy in various taxing jurisdictions in which the Company operates. During the first quarter of fiscal 2008, the Company received a favorable tax ruling in Israel that resulted in a one-time benefit of $4,222.

This rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.

A reduction in the reserves for uncertain tax liabilities, recorded in accordance with FASB Interpretation 48, in the amount of $20,431 was recorded in the third quarter of fiscal 2009 related to the settlement of audit activities, including tax payments, expiring statutes and/or final decisions in matters that are subject of controversy in various taxing jurisdictions in which the Company operates. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

NOTE M – COMMITMENTS AND CONTINGENCIES

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $74,800. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including the President and Chief Executive Officer and the Chief Financial Officer. The plaintiff seeks to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff generally alleges that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling $18,000 in par value, had been purchased from Lehman Brothers Holdings, Inc. (“Lehman”). The plaintiff asserts that omission of the identity of Lehman as the seller of the auction rate securities was material because after Lehman’s bankruptcy filing on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the auction rate securities at a price near par value. The complaint seeks unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees. The Company believes that the allegations in the complaint are without merit and intends to defend them vigorously. Although the outcome of this litigation cannot be forecasted with reasonable certainty, management does not expect the final disposition of the litigation to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt. A liability was not recorded on the Company’s condensed consolidated balance sheet as of March 28, 2009 for this guaranty because management has estimated that the probability of payment is remote.

NOTE N – DISCONTINUED OPERATIONS

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. This business primarily sells consumer products to the Israeli market, including cosmetics, toiletries and detergents, and was previously reported as part of the Company’s Other category. Based on management’s strategic review of its portfolio of businesses, the Company has decided to sell the Israel Consumer Products business to a third party. The Company has engaged two investment banking firms to assist in the sale process. The Company anticipates completing this process within one year.

As of March 28, 2009, the Israel Consumer Products business has met the criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) to be accounted for as discontinued operations. As of March 28, 2009, this business has not been sold but has met the held for sale criteria to be classified as discontinued operations. Accordingly, the Company has reflected the results of this business as discontinued operations in the condensed consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented.

Results of discontinued operations were as follows:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$18,036	$23,067	$66,999	$66,291
Income (loss) before income taxes	$(1,252)	$(424)	$(1,195)	$888
Income tax benefit (expense)	680	161	1,225	(650)

Income (loss) from discontinued operations, net of tax	$(572)	$(263)	$30	$238

The assets and liabilities classified as discontinued operations as of March 28, 2009, June 28, 2008 and March 29, 2008 were as follows:

	March 28, 2009	June 28, 2008	March 29, 2008
Cash	$4	$5	$289
Accounts receivable, net	20,246	32,396	25,467
Inventories	24,720	25,191	21,001
Prepaid expenses and other current assets	826	1,376	1,343

Current assets of discontinued operations	$45,796	$58,968	$48,100

Property and equipment, net	$12,656	$18,356	$16,404
Other intangible assets	3,656	3,908	3,992
Other non-current assets	5,869	11,938	9,845

Non-current assets of discontinued operations	$22,181	$34,202	$30,241

Accounts payable	$13,088	$17,385	$13,714
Accrued payroll and other accrued liabilities	5,887	14,274	7,779

Current liabilities of discontinued operations	$18,975	$31,659	$21,493

Deferred taxes and other non-current liabilities	$9,391	$10,051	$9,233

Non-current liabilities of discontinued operations	$9,391	$10,051	$9,233

NOTE O – SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. As of March 28, 2009, the financial results of Israel Consumer Products are presented as discontinued operations. Accordingly, all periods presented below for the Company’s Other category have been revised to exclude results of discontinued operations and now reflect only the results of the Israel Pharmaceutical and Diagnostic Products operating segment. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

In the second quarter of fiscal 2009, the Company recorded a fixed asset impairment charge of $1,600 in the Consumer Healthcare segment. Also in the second quarter of fiscal 2009, the Company recorded a one-time write-off of in-process research and development of $279 in the Consumer Healthcare segment related to the Diba acquisition. The year-to-date 2008 unallocated expenses included a $1,900 reduction in administrative costs due to the favorable settlement of a pre-acquisition legal claim related to Agis in the first quarter, as well as a one-time write-off of in-process research and development of $2,786 related to the assets acquired from Galpharm in the third quarter. Also in the third quarter of fiscal 2008, the Company’s Israeli subsidiary and a customer agreed to terminate a license agreement. The terms of the agreement included a one-time cash payment of $8,500 from the customer in lieu of expected future minimum royalty payments. The Company recognized the full $8,500 in net sales for the Rx Pharmaceuticals segment in the third quarter of fiscal 2008. In addition, as part of the Agis acquisition in March 2005, the Company had recorded an intangible asset related to the license agreement. In the third quarter of fiscal 2008, the Company wrote off the remaining net book value of $3,513, all of which was recognized as an acceleration of amortization expense.

	Consumer Healthcare	Rx Pharma- ceuticals	API	Other	Unallocated expenses	Total
Third Quarter 2009
Net sales	$419,148	$41,747	$30,953	$14,054	—	$505,902
Operating income	$62,278	$7,982	$4,344	$2,726	$(5,433)	$71,897
Amortization of intangibles	$2,046	$2,824	$483	$244	—	$5,597

Third Quarter 2008
Net sales	$373,031	$49,231	$37,818	$20,560	—	$480,640
Operating income	$51,693	$11,349	$6,024	$1,368	$(10,420)	$60,014
Amortization of intangibles	$1,261	$6,575	$509	$181	—	$8,526

Year-to-Date 2009
Net sales	$1,231,761	$115,323	$97,062	$54,507	—	$1,498,653
Operating income	$177,697	$16,938	$5,842	$5,327	$(14,021)	$191,783
Amortization of intangibles	$5,772	$8,884	$1,555	$703	—	$16,914

Year-to-Date 2008
Net sales	$961,495	$122,846	$111,240	$60,058	—	$1,255,639
Operating income	$120,549	$27,160	$16,723	$6,221	$(16,174)	$154,479
Amortization of intangibles	$2,971	$12,628	$1,444	$581	—	$17,624

NOTE P – RESTRUCTURING

In the fourth quarter of fiscal 2008, due to the expected loss of future contract manufacturing business with a customer beginning in the first quarter of fiscal 2009, the Company’s U.K. subsidiary made the decision to restructure its workforce in order to better align its resources based on future production needs. As a result of this restructuring plan, the Company’s U.K. subsidiary recorded a charge of $1,821 in the fourth quarter of fiscal 2008 in the Company’s Consumer Healthcare segment related to employee termination benefits for 108 employees, of which $1,403 had been paid as of year-end. During the first three quarters of fiscal 2009, the Company made payments of $224 to employees and expects to pay the remaining $194 over the next six months. The activity of the restructuring reserve is detailed in the following table:

Fiscal 2009 Restructuring Employee Termination
Balance at June 28, 2008	$418
Payments	(224)

Balance at March 28, 2009	$194

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

THIRD QUARTER FISCAL YEARS 2009 AND 2008

(in thousands, except per share amounts)

OVERVIEW

Segments – The Company has three reportable segments, aligned primarily by product: Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. As of March 28, 2009, the financial results of Israel Consumer Products are presented as discontinued operations. Accordingly, all periods presented for the Company’s Other category have been revised to exclude results of discontinued operations and now reflect only the results of the Israel Pharmaceutical and Diagnostic Products operating segment.

The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products. The Rx Pharmaceuticals segment supports the development and sale of generic prescription drug products. The API segment supports the development and manufacturing of API products in Israel and Germany. The Other category consists of the Israel Pharmaceutical and Diagnostic Products operating segment, with sales primarily to the Israeli market, including manufactured and imported pharmaceutical products and medical diagnostic products. The Israel Pharmaceutical and Diagnostic Products operating segment does not meet the quantitative thresholds required to be a separately reportable segment.

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the condensed consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. See Note N of the notes to condensed consolidated financial statements for additional information regarding discontinued operations.

Seasonality – The Company’s sales of OTC pharmaceutical and nutritional products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first nine months of fiscal 2009 are not necessarily indicative of the results that may be expected for a full year.

Current Year Results – Net sales from continuing operations for the third quarter of fiscal 2009 were $505,902, an increase of 5% over fiscal 2008, and included $47,400 of consolidated new product sales. Gross profit was $149,592, down slightly compared to fiscal 2008. The gross profit percentage in the third quarter of fiscal 2009 was 29.6%, down from 31.3% last year. Operating expenses in the third quarter of fiscal 2009 were $77,695, a decrease of 14% over fiscal 2008. Operating expenses as a percent of net sales were 15.4%, down from 18.8% in the third quarter of fiscal 2008. Income from continuing operations in the third quarter of fiscal 2009 was $46,469, an increase of 16% over fiscal 2008. Net income was $45,897, an increase of 15% over fiscal 2008.

Year-to-date net sales from continuing operations for fiscal 2009 were $1,498,653, an increase of 19% over fiscal 2008. The increase was driven by the Consumer Healthcare segment and included $203,700 of consolidated new product sales. Gross profit of $432,144 was an increase of 13% over fiscal 2008, driven by the Consumer Healthcare segment. The year-to-date gross profit percentage in fiscal 2009 was 28.8%, down from 30.5% last year. Operating expenses were $240,361, an increase of 5% over fiscal 2008. However, as a percentage of net sales, operating expenses were 16.0%, down from 18.2% in fiscal 2008. Income from continuing operations was $108,818, relatively flat over fiscal 2008. Net income was $108,848, relatively flat compared to fiscal 2008.

Further details related to current year results are included below under Results of Continuing Operations.

Acquisitions

Unico Holdings, Inc. – On November 13, 2008, the Company acquired 100% of the outstanding shares of privately-held Unico Holdings, Inc. (Unico) for $51,853 in cash, including $164 of acquisition costs. Based in Lake Worth, Florida, Unico is the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition is expected to add approximately $50,000 of annual sales. Unico’s results of operations are recorded in the Company’s Consumer Healthcare segment.

Laboratorios Diba, S.A. – On October 6, 2008, the Company announced that it acquired 100% of the outstanding shares of privately-held Laboratorios Diba, S.A. (Diba) for $24,500 in cash, including $1,000 of acquisition costs. Based in Guadalajara, Mexico, Diba is a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and ophthalmics. The acquisition is expected to add approximately $15,000 of annual sales. Diba’s results of operations are recorded in the Company’s Consumer Healthcare segment.

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

Galpharm Healthcare Ltd. – On January 9, 2008, the Company acquired 100% of the outstanding shares of Galpharm Healthcare Ltd. (Galpharm), a leading supplier of OTC store brand pharmaceutical products sold by supermarkets, drug stores and pharmacies in the U.K., for $83,312. The acquisition of Galpharm expands the Company’s global presence and complements its existing U.K. business. The operating results for Galpharm were included in the Consumer Healthcare segment of the Company’s condensed consolidated financial statements beginning in the third quarter of fiscal 2008.

Event Impacting Future Results

In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product brought by Sanofi-Aventis against Barr Laboratories, Inc. (Barr), a partner with the Company for this product and the holder of the Abbreviated

New Drug Application (ANDA). The Company will share in the costs and benefits of the settlement agreement between Barr and Sanofi-Aventis and Barr’s subsequent marketing of the product under the agreement, which will commence on June 15, 2011 if Barr’s ANDA is approved by that date, or earlier in certain circumstances. If Barr’s ANDA is not approved, Barr will have a license to launch a generic version of Nasacort® AQ, supplied by Sanofi-Aventis on December 1, 2013, or earlier in certain circumstances. In addition, the Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009 entitling it to revenue in the amount of $2,500. It is possible that the Company may achieve additional milestones in the future, the first of which would be achieved upon the final regulatory approval of the ANDA. The achievement of these milestones would result in a favorable impact going forward for the Rx Pharmaceuticals segment, but the potential impact is not considered to be significant to the Company’s consolidated operating results.

RESULTS OF CONTINUING OPERATIONS

Consumer Healthcare

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$419,148	$373,031	$1,231,761	$961,495
Gross profit	$116,068	$107,819	$340,351	$266,728
Gross profit %	27.7%	28.9%	27.6%	27.7%
Operating expenses	$53,790	$56,126	$162,654	$146,179
Operating expenses %	12.8%	15.0%	13.2%	15.2%
Operating income	$62,278	$51,693	$177,697	$120,549
Operating income %	14.9%	13.9%	14.4%	12.5%

Net Sales

Third quarter net sales for fiscal 2009 increased 12% or $46,117 compared to fiscal 2008. The increase was comprised of $57,357 of domestic sales, partially offset by a decline of $11,240 in international sales. The domestic increase resulted in part from approximately $39,800 of new product sales, primarily in the gastrointestinal and cough/cold categories, along with a $14,900 increase from higher unit sales of existing products in the smoking cessation and nutrition categories. The domestic increase also resulted from $34,200 of sales from JBL and Unico. These combined domestic increases were partially offset by a decline of $29,200 in sales of existing products in the gastrointestinal and cough/cold categories. The decrease in international sales was driven primarily by the impact of unfavorable changes in foreign currency exchange rates of $12,400, as well as the absence of the U.K.’s VMS business’s sales of $9,800. These decreases were partially offset by sales of $5,000 from acquired businesses (Brunel and Diba) and by sales of $5,900 from new and existing products.

Year-to-date net sales for fiscal 2009 increased 28% or $270,266 compared to fiscal 2008. The increase was comprised of $268,941 of domestic and $1,325 of international sales. The domestic increase resulted primarily from new product sales of approximately $181,400, mainly in the gastrointestinal and cough/cold categories, along with a $58,300 increase from higher unit sales of existing products in the nutrition, smoking cessation and analgesic categories. The domestic increase was also driven by

$67,600 of sales from JBL and Unico. These combined domestic increases were partially offset by a decline of $34,300 in sales of existing products, primarily in the gastrointestinal and cough/cold categories. The increase in international sales was driven primarily by sales from Galpharm, Brunel and Diba of $42,200, as well as by sales from new and existing products of $7,300. These increases in international sales were substantially offset by the absence of the U.K.’s VMS business’s sales of $25,700 and the impact of unfavorable changes in foreign currency exchange rates of $22,400.

Gross Profit

Third quarter gross profit for fiscal 2009 increased 8% or $8,249 compared to fiscal 2008. The increase resulted from a favorable mix of products sold both domestically and internationally, gross margins from sales by Unico and the absence of a $2,878 charge to cost of sales related to the step-up in value of inventory acquired in the Galpharm acquisition that was recognized in fiscal 2008. These increases were partially offset by higher production costs and the $5,700 impact of unfavorable changes in foreign currency exchange rates. The gross profit percentage for third quarter fiscal 2009 decreased 120 basis points over fiscal 2008 due primarily to lower gross margins associated with the nutritional product category.

Year-to-date gross profit for fiscal 2009 increased 28% or $73,623 compared to fiscal 2008. The increase resulted from higher gross profits attributable to new products, a favorable mix of products sold both domestically and internationally and gross margins from sales by Galpharm, Unico and JBL, as well as the absence of a $2,878 charge to cost of sales related to the step-up in value of inventory acquired in the Galpharm acquisition that was recognized in fiscal 2008. These increases were partially offset by higher raw material, production, and inventory obsolescence costs. In addition, fiscal 2009 included the impact of unfavorable changes in foreign currency exchange rates of $11,000 and a $2,923 charge to cost of sales related to the step-ups in value of inventory acquired in the Unico, Diba and JBL acquisitions.

Operating Expenses

Third quarter operating expenses for fiscal 2009 decreased 4% or $2,336 compared to fiscal 2008. The decrease was related primarily to lower administrative expenses of $2,700 and selling expenses of $1,200, partially offset by increased research and development costs of $1,900. The decrease in administrative expenses was due primarily to lower insurance costs and a one-time reimbursement of legal expense. These decreases were partially offset by the inclusion of expenses related to JBL and Unico. The majority of the decrease in selling costs related to lower commissions and promotional/marketing costs, partially offset by the inclusion of expenses for Unico. Fiscal 2008 included higher promotional/marketing costs related to the launches of new products. The research and development increase was due primarily to the timing of clinical studies, as well as the inclusion of expenses related to JBL. As a percentage of sales, third quarter fiscal 2009 operating expenses decreased 220 basis points compared to third quarter fiscal 2008.

Year-to-date operating expenses for fiscal 2009 increased 11% or $16,475 compared to fiscal 2008. The increase was related primarily to increased research and development costs of approximately $6,900, administrative expenses of approximately $5,600 and selling expenses of approximately $4,700. The research and development increase was due primarily to the timing of clinical studies, as well as the inclusion of expenses related to Galpharm and JBL. The administrative expense increase was due primarily to the inclusion of expenses related to Galpharm, JBL and Unico, which was partially offset by a reduction in employee benefit-related costs. The majority of the increase in selling costs related to the timing of promotional activities, higher commissions and the inclusion of expenses related to Galpharm and Unico. As a percentage of sales, year-to-date fiscal 2009 operating expenses decreased 200 basis points compared to fiscal 2008.

Rx Pharmaceuticals

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$41,747	$49,231	$115,323	$122,846
Gross profit	$16,139	$21,790	$42,791	$54,653
Gross profit %	38.7%	44.3%	37.1%	44.5%
Operating expenses	$8,157	$10,441	$25,853	$27,493
Operating expenses %	19.5%	21.2%	22.4%	22.4%
Operating income	$7,982	$11,349	$16,938	$27,160
Operating income %	19.1%	23.1%	14.7%	22.1%

Net Sales

Third quarter net sales for fiscal 2009 decreased 15% or $7,484 compared to fiscal 2008. The decrease was due primarily to the absence of the fiscal 2008 receipt of a one-time cash payment of $8,500 from a customer in lieu of expected future minimum royalty payments, as agreed upon in a license termination agreement. The decrease in net sales was also due to a $2,200 reduction in non-product revenue, as well as pricing pressures due to continued competition in the marketplace for generic drugs. These decreases were partially offset by $5,100 from increased sales volumes on the existing portfolio of products.

Year-to-date net sales for fiscal 2009 decreased 6% or $7,523 compared to fiscal 2008. The decrease was due primarily to the absence of the fiscal 2008 receipt of a one-time cash payment of $8,500 from a customer in lieu of expected future minimum royalty payments, as agreed upon in a license termination agreement. The decrease in net sales was also due to an $8,200 reduction in non-product revenue, as well as pricing pressures due to continued competition in the marketplace for generic drugs. These decreases were partially offset by new product sales of approximately $11,000, along with an increase in sales volumes on the Company’s existing portfolio of products of approximately $7,000.

Gross Profit

Third quarter gross profit for fiscal 2009 decreased 26% or $5,651 compared to fiscal 2008. The decrease was due primarily to the fiscal 2008 license termination agreement discussed above, which had contributed a net $5,000 to gross profit, a reduction in non-product revenue of $2,200 and pricing pressures due to continued competition in the marketplace for generic drugs. These decreases were partially offset by increased gross margin from higher sales volumes on the existing portfolio of products.

Year-to-date gross profit for fiscal 2009 decreased 22% or $11,862 compared to fiscal 2008. The decrease was due primarily to the $8,200 reduction in non-product revenue, the fiscal 2008 license termination agreement discussed above, which had contributed a net $5,000 to gross profit, along with pricing pressure on existing products. These decreases were partially offset by gross margin on new product sales of $5,000 and a favorable mix on sales of existing products.

Operating Expenses

Third quarter operating expenses for fiscal 2009 decreased 22% or $2,284 compared to fiscal 2008, due primarily to a $2,000 decrease in research and development costs related to litigation expenses along with a $300 reduction in administrative expenses. Year-to-date operating expenses for fiscal 2009 decreased 6% or $1,640 compared to fiscal 2008, due primarily to a $1,600 decrease in research and development costs related to clinical trials and a $400 decrease in selling costs. These decreases were partially offset by $400 in higher distribution costs.

API

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$30,953	$37,818	$97,062	$111,240
Gross profit	$11,387	$14,618	$30,437	$41,762
Gross profit %	36.8%	38.7%	31.3%	37.5%
Operating expenses	$7,043	$8,594	$24,595	$25,039
Operating expenses %	22.8%	22.7%	25.3%	22.5%
Operating income	$4,344	$6,024	$5,842	$16,723
Operating income %	14.0%	15.9%	6.0%	15.0%

Net Sales

Third quarter net sales for fiscal 2009 decreased 18% or $6,865 compared to fiscal 2008. This decrease was due primarily to the absence of a one-time $4,900 accrual reversal related to a long standing customer contract negotiation recognized in fiscal 2008 and a decrease in sales volumes of existing products of approximately $2,300, along with approximately $2,000 resulting from unfavorable changes in foreign currency exchange rates. These decreases were partially offset by approximately $2,300 of new product sales and payments from partners related to international product development agreements.

Year-to-date net sales for fiscal 2009 decreased 13% or $14,178 compared to fiscal 2008. This decrease was due primarily to a decline of approximately $16,700 in sales of three key products, the absence of the one-time $4,900 accrual reversal mentioned above and approximately $1,000 resulting from unfavorable changes in foreign currency exchange rates. These decreases were partially offset by a $5,300 increase in the sales mix of existing products, along with $3,200 of new product sales and payments from partners related to international product development agreements.

Gross Profit

Third quarter gross profit for fiscal 2009 decreased 22% or $3,231 compared to fiscal 2008, due primarily to the absence of a one-time $4,900 accrual reversal related to a long standing customer contract negotiation recognized in fiscal 2008, as well as approximately $800 resulting from unfavorable changes in foreign currency exchange rates. These decreases were partially offset by higher gross margins on new product sales, along with positive pricing activity in the quarter.

Year-to-date gross profit for fiscal 2009 decreased 27% or $11,325 compared to fiscal 2008. This decrease was due primarily to approximately $11,300 in lower margin associated with the sales decline in the three key products as discussed above, the absence of the one-time $4,900 accrual reversal mentioned above, approximately $4,100 of fixed overhead cost spread over lower production volumes and approximately $2,700 resulting from unfavorable changes in foreign currency exchange rates. These margin decreases were partially offset by approximately $11,700 of favorable changes in the remaining portfolio of existing products, along with higher gross margins on new product sales.

Operating Expenses

Third quarter operating expenses for fiscal 2009 decreased 18% or $1,551 compared to fiscal 2008, due primarily to approximately $500 of lower employee-related costs and approximately $400 resulting from favorable changes in foreign currency exchange rates, as well as a decline in research and developmental costs of approximately $800.

Year-to-date operating expenses for fiscal 2009 decreased 2% or $444 compared to fiscal 2008. The decrease was due primarily to lower research and development costs related to experimental materials and subcontractor expenses of approximately $1,100, along with lower administrative costs of approximately $1,000. These decreases were substantially offset by unfavorable changes in foreign currency exchange rates and higher employee-related costs.

Other

The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment. This operating segment does not individually meet the quantitative thresholds required to be a reportable segment. Prior to the third quarter of fiscal 2009, the Other category also included the Company’s Israel Consumer Products operating segment, which also did not meet the quantitative thresholds required to be a reportable segment. As discussed above in the Overview section, beginning in the third quarter of fiscal 2009, the operating results of the Israel Consumer Products operating segment are being reported as discontinued operations in the Company’s condensed consolidated statements of income and have been removed from the table and discussion below for all periods presented.

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$14,054	$20,560	$54,507	$60,058
Gross profit	$5,999	$6,076	$18,565	$19,492
Gross profit %	42.7%	29.6%	34.1%	32.5%
Operating expenses	$3,273	$4,708	$13,238	$13,271
Operating expenses %	23.3%	22.9%	24.3%	22.1%
Operating income	$2,726	$1,368	$5,327	$6,221
Operating income %	19.4%	6.7%	9.8%	10.4%

Net Sales

Third quarter net sales for fiscal 2009 decreased 32% or $6,506 compared to fiscal 2008. The decrease was driven primarily by a $4,000 impact related to a change in a customer contract whereby fiscal 2009 sales are now being recognized on a net basis. In addition, sales were unfavorably impacted by approximately $1,100 related to changes in foreign currency exchange rates, lower sales in the diagnostic product line of approximately $800 and lower sales of approximately $600 due to changes in the sales mix of existing products in the remaining portfolio.

Year-to-date net sales for fiscal 2009 decreased 9% or $5,551 compared to fiscal 2008. The decrease was driven primarily by a $7,600 impact related to a change in the customer contract discussed above. In addition, sales in the diagnostic product line decreased by approximately $2,400. These decreases were partially offset by $2,300 related to changes in foreign currency exchange rates, along with increased sales of approximately $2,100 due to changes in the sales mix of existing products in the remaining portfolio.

Gross Profit

Third quarter gross profit for fiscal 2009 was relatively flat compared to fiscal 2008. The approximately $300 impact of unfavorable changes in foreign currency exchange rates was mostly offset by slightly favorable production costs. Gross profit percentage for fiscal 2009 increased 1,310 basis points compared for fiscal 2008 due primarily to the change in a customer contract discussed above.

Year-to-date gross profit for fiscal 2009 decreased 5% or $927 compared to fiscal 2008. The decrease was due primarily to approximately $2,600 of unfavorable changes in the sales mix of existing products, partially offset by approximately $1,700 resulting from favorable changes in foreign currency exchange rates.

Operating Expenses

Third quarter operating expenses for fiscal 2009 decreased 30% or $1,435 compared to fiscal 2008, due primarily to lower employee-related expenses and slightly favorable changes in the foreign exchange rate. Year-to-date operating expenses for fiscal 2009 were relatively flat compared to fiscal 2008.

Unallocated Expenses

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Operating expenses	$5,433	$10,420	$14,021	$16,174

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the third quarter of fiscal 2009 decreased 48% or $4,987 compared to fiscal 2008 due primarily to the absence of the $2,786 in-process research and development charge related to the Galpharm acquisition, as well as lower incentive-related employee wages and benefits.

Year-to-date unallocated expenses decreased 13% or $2,153 compared to fiscal 2008. The decrease in fiscal 2009 was due primarily to the absence of the $2,786 in-process research and development charge related to the Galpharm acquisition, as well as lower incentive-related employee wages and benefits. These decreases were partially offset by the absence of a $1,900 favorable settlement of a pre-acquisition legal claim related to Agis recorded in the first quarter of fiscal 2008, along with an increase in share-based compensation expense related to performance.

Interest and Other (Consolidated)

Interest expense for the third quarter was $12,434 for fiscal 2009 and $8,759 for fiscal 2008. Year-to-date interest expense was $39,284 for fiscal 2009 and $27,599 for fiscal 2008. The increase in interest expense for both the third quarter and year-to-date was due primarily to a higher debt balance following the increase in borrowings during the fourth quarter of fiscal 2008. Interest income for the third quarter was $5,468 for fiscal 2009 and $5,073 for fiscal 2008. Year-to-date interest income was $18,819 for fiscal 2009 and $15,590 for fiscal 2008. The increase in interest income for the third quarter and year-to-date was due primarily to the increase in cash and cash equivalents as a result of the increase in borrowings during the fourth quarter of fiscal 2008.

For fiscal 2009, year-to-date other expense includes $15,104 of an other-than-temporary impairment loss associated with auction rate securities.

Income Taxes (Consolidated)

The recorded effective tax rate on continuing operations was 29.2% for the first nine months of fiscal 2009 compared with the actual rate of 24.6% on continuing operations for the same period in fiscal 2008. Including the results from discontinued operations, the consolidated recorded effective tax rate was 28.6% for the first nine months of fiscal 2009 compared with the consolidated actual rate of 24.9% for the same period in fiscal 2008. Foreign source income from continuing operations before tax for the third quarter was 40% of pre-tax earnings in fiscal 2009, down from 44% in the same period of fiscal 2008. Year-to-date, foreign source income from continuing operations was 28% of pre-tax earnings in fiscal 2009, down from 44% in the same period of fiscal 2008. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the third quarter fiscal 2009 effective tax rate was higher than the comparable quarter of the prior year. The recorded effective tax rate for the first nine months of fiscal 2009 was reduced by $7,180, due to expiring statutes, audit activities and/or final decisions in matters that are subject of controversy in various taxing jurisdictions in which the Company operates. During the first quarter of fiscal 2008, the Company received a favorable tax ruling in Israel that resulted in a one-time benefit of $4,222.

This rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.

A reduction in the reserves for uncertain tax liabilities, recorded in accordance with FASB Interpretation 48, in the amount of $20,431 was recorded in the third quarter of fiscal 2009 related to the settlement of audit activities, including tax payments, expiring statutes and/or final decisions in matters that are subject of controversy in various taxing jurisdictions in which the Company operates. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and current portion of investment securities increased $132,984 to $197,822 at March 28, 2009 from $64,838 at March 29, 2008. Working capital from continuing operations, including cash, increased $159,436 to $572,644 at March 28, 2009 from $413,208 at March 29, 2008. The increase in working capital from continuing operations was due primarily to an increase in cash and cash equivalents as a result of the increase in borrowings during the fourth quarter of fiscal 2008.

Cash, cash equivalents and current portion of investment securities decreased $121,337 to $197,822 at March 28, 2009 from $319,159 at June 28, 2008. The decrease in cash, cash equivalents and current portion of investment securities was due primarily to funding the Unico, Diba and JBL business acquisitions during the first half of fiscal 2009, as well as repurchasing shares of common stock under the Company’s current repurchasing plan, partially offset by positive operating cash flow. Working capital from continuing operations, including cash, decreased $71,244 to $572,644 at March 28, 2009 from $643,888 at June 28, 2008.

In addition to the cash, cash equivalents and current portion of investment securities balance of $197,822 at March 28, 2009, the Company had $200,000 available under its revolving loan commitment. Cash, cash equivalents, current portion of investment securities, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends and authorized share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current financial and credit liquidity crisis worsens (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), its lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Year-to-date net cash provided from operating activities decreased by $30,666 to $101,583 for fiscal 2009 compared to $132,249 for fiscal 2008. The decrease in cash from operations was due primarily to higher income tax payments, as reflected by the decrease in other, along with higher payroll and related tax payments. These decreases were partially offset by the decrease in inventories and accounts receivable.

Year-to-date net cash used for investing activities increased $24,484 to $119,153 for fiscal 2009 compared to $94,669 for fiscal 2008 due primarily to the funding of the acquisitions of Unico, Diba and JBL, as well as the absence of net proceeds from the sales of securities.

Year-to-date capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. With the inclusion of recent business acquisitions, capital expenditures are anticipated to be $65,000 to $70,000 for fiscal 2009.

Year-to-date net cash used for financing activities increased $114,257 to $109,845 for fiscal 2009 compared to net cash provided from financing activities of $4,412 for fiscal 2008. The increase in cash used for financing activities was due primarily to the absence of borrowings of long-term debt, as well as a decrease in cash generated from the issuance of common stock, which were partially offset by decreased repayments of long-term debt.

During the third quarter of fiscal 2009, the Company repurchased 2 shares of its common stock for $50, all of which related to private party transactions. During the third quarter of fiscal 2008, the Company repurchased 707 shares of its common stock for $23,562, of which 5 shares accounted for private party transactions. Year-to-date, the Company repurchased 1,830 shares of its common stock for $62,347 and 1,970 shares for $58,979 in fiscal 2009 and 2008, respectively. Year-to-date, private party transactions accounted for 36 shares and 33 shares in fiscal 2009 and 2008, respectively.

The Company paid quarterly dividends totaling $14,786 and $13,551, or $0.160 and $0.145 per share, for the first three quarters of fiscal 2009 and 2008, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Investment Securities

The Company currently maintains a portfolio of auction rate securities with a total par value of $18,000 and an estimated fair value of $4,458. During the second quarter of fiscal 2009, the Company concluded that an other-than-temporary impairment loss had occurred as a result of diminished credit ratings of the companies that issued these securities and other factors. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within other expense in its condensed consolidated statement of income for the second quarter of fiscal 2009. During the third quarter of fiscal 2009, the credit ratings of the companies that issued these securities remained essentially unchanged and the Company continued to earn and collect interest on these investments at the maximum contractual rate. Based on this and other qualitative factors, at March 28, 2009, the Company believes that these securities continue to be properly recorded at a fair value of $4,458. As a result of the tightening of the credit markets beginning in calendar 2008, there is no liquid market for these securities at this time. See Note D of the notes to condensed consolidated financial statements for additional information.

Guaranties and Contractual Obligations

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt. A liability was not recorded on the Company’s condensed consolidated balance sheet as of March 28, 2009 for this guaranty because management has estimated that the probability of payment is remote.

During the third quarter of fiscal 2009, there were no material changes in contractual obligations.

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

Changes in these estimates and assumptions may result in additional customer-related accruals. The following table summarizes the activity included in the balance sheet for customer-related accruals:

	Year-to-Date 2009	Year-to-Date 2008
Customer-Related Accruals
Balance, beginning of period	$56,509	$51,488
Provision recorded	208,509	184,584
Credits processed	(210,496)	(187,596)

Balance, end of the period	$54,522	$48,476

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $9,750 at March 28, 2009, $7,511 at June 28, 2008, and $7,419 at March 29, 2008.

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

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year. The current year testing in both the second and third quarter resulted in no impairment charge. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K. operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $245,653 at March 28, 2009, $282,417 at June 28, 2008 and $264,913 at March 29, 2008.

Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-competition agreements and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, as well as distribution and license agreements and non-competition agreements, are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $212,400 at March 28, 2009, $225,419 at June 28, 2008 and $227,041 at March 29, 2008.

Income Taxes – The Company’s effective income tax rate is based on income, statutory tax rates, special tax benefits and tax planning opportunities available to the Company in the various jurisdictions in which it operates. The effective income tax rate is calculated using actual information year-to-date and annualized forecasted information for the remaining portion of the fiscal year, excluding discrete items. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating tax positions. Tax positions are reviewed quarterly, and balances are adjusted as new information becomes available.

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

Market Risk – The Company’s investment securities include auction rate securities totaling $18,000 in par value. Auction rate securities are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. With the tightening of the credit markets beginning in calendar 2008, auction rate securities have failed to settle at auction resulting in an illiquid market for these types of securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of auction rate securities cannot be determined by the auction process until liquidity is restored to these markets.

In the second quarter of fiscal 2009, the Company concluded that an other-than-temporary impairment loss had occurred as a result of diminished credit ratings of the companies that issued these securities and other factors. Accordingly, the Company recorded an other-than-temporary loss of $15,104 within other expense in its condensed consolidated statement of income for the second quarter of fiscal 2009. At December 27, 2008, these securities were recorded at a fair value of $4,458. During the third quarter of fiscal 2009, the credit ratings of the companies that issued these securities remained essentially unchanged. Based on this and other qualitative factors, at March 28, 2009, the Company believes that these securities continue to be properly recorded at a fair value of $4,458. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

The Company makes contributions to its Israeli post employment fund as required by Israeli law. The assets that support this fund are subject to fluctuations in market value. For the year-to-date period ended March 28, 2009, the Company recognized approximately $2,200 in operating expenses related to the decrease in Israeli post employment fund assets.

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

As of March 28, 2009, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a–15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 28, 2009 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (in thousands)

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including the President and Chief Executive Officer and the Chief Financial Officer. The plaintiff seeks to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff generally alleges that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value, had been purchased from Lehman Brothers Holdings, Inc. (“Lehman”). The plaintiff asserts that omission of the identity of Lehman as the seller of the auction rate securities was material because after Lehman’s bankruptcy filing on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the auction rate securities at a price near par value. The complaint seeks unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees. The Company believes that the allegations in the complaint are without merit and intends to defend them vigorously. Although the outcome of this litigation cannot be forecasted with reasonable certainty, management does not expect the final disposition of the litigation to have a material adverse effect on the Company’s consolidated financial position or results of operations.

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $74,800. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

Item 1A.	Risk Factors (in thousands)

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 28, 2008 includes a detailed discussion of the Company’s risk factors. Other than the items noted below, there have been no material changes to the risk factors that were included in the Form 10-K during the first three quarters of fiscal 2009.

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

Pseudoephedrine

Several Arkansas counties, led by and including Independence County, filed a lawsuit against the Company and various manufacturers and distributors of products containing pseudoephedrine (“PSE”), which can be used to produce methamphetamine, an illegal drug. Through this lawsuit, the plaintiff counties sought to recoup as damages some of the expenses they have incurred to combat methamphetamine use and addiction. They also sought punitive damages, disgorgement of profits and attorneys’ fees. On February 11, 2008, the court granted defendants’ motion for summary judgment and dismissed this case with prejudice. On January 5, 2009, the Eighth Circuit Court of Appeals affirmed the prior district court order and dismissed the case with prejudice. Plaintiffs did not appeal this decision.

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

In October 2007, the Dextromethorphan Abuse Reduction Act of 2007 was introduced in the 110th U.S. Congress, and, if passed, would have prevented individuals under the age of 18 from purchasing OTC cough medicine containing dextromethorphan in finished dosages and concentrations. This proposed legislation did not become law. In March 2009, the Dextromethorphan Abuse Reduction Act of 2009 was approved by the U.S. House of Representatives. This legislation, if enacted, would generally prohibit the bulk sale of dextromethorphan. At the state level, in 2008, a number of states introduced legislation to impose similar age restrictions on purchases of dextromethorphan in finished dosages. However, no such legislation has yet been adopted by a state. It is possible that any of the states or the federal government could introduce and pass legislation imposing additional or different restrictions on the sale of dextromethorphan in finished dosage form, including but not limited to, requiring a minimum age to purchase product, requiring a prescription and/or placing the product in a more controlled position of sale behind the pharmacy counter of a retailer. In fiscal 2008, products containing dextromethorphan generated revenues of approximately $79,000. The Company cannot predict whether any of the proposed legislation will be passed or, if it is passed, its impact on future revenues attributable to these products.

Acetaminophen

The Company manufactures several products that contain the active ingredient acetaminophen, which is indicated as an analgesic. On April 23, 2009, the FDA published a notice in the Federal Register for a public advisory committee meeting to be held on June 29 and 30, 2009 to discuss how to address the public health problem of liver injury related to the use of acetaminophen in both OTC and Rx products. The FDA expressly states in the notice that it is not seeking to remove acetaminophen from the market and that the risk of developing liver injury to the individual patient who uses the drug according to directions is very low. Due to the extensive use of acetaminophen products itself, however, the FDA desires to find ways to reduce the absolute number of liver injury cases associated with acetaminophen. In fiscal 2008, products containing acetaminophen generated revenues of approximately $65,000 for the Company. The Company cannot predict whether the public advisory committee will make any recommendations regarding the sale and use of acetaminophen or whether any such recommendations, if adopted by the FDA, would impact future revenues attributable to these products.

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

Financial and Credit Liquidity Crisis

The financial and credit liquidity crisis could have a negative impact on the Company’s business. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current financial and credit liquidity crisis worsens (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), its lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities. In addition, if the Company determines that it is appropriate or necessary to raise capital in the future, the cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable. If the Company is unable to use its existing credit facilities or raise funds through debt or equity markets, it could materially and adversely affect the Company’s liquidity or ability to follow its key growth strategies.

The Company’s customers and suppliers may be adversely affected by the financial and credit liquidity crisis. Although the Company actively reviews the credit worthiness of its customers and suppliers, it cannot fully predict to what extent they may be negatively impacted and thus to what extent its own operations would be disrupted.

In addition, the value of the Company’s assets, including securities held for investment, may be adversely affected by the financial and liquidity crisis.

Further declines in global financial markets could contribute to a reduction of the Company’s stock price, liquidity and overall financial condition.

Business Acquisitions

The Company’s failure to successfully integrate acquisitions could have a negative effect on its operations. In addition, the lack of performance of acquisitions could cause financial difficulties.

As part of the Company’s strategy, it evaluates potential acquisitions in the ordinary course of business, some of which could be and have been material. Acquisitions involve a number of risks and present financial, managerial and operational challenges. Integration activities may place substantial demands on the Company’s management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on the Company’s reputation and business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except per share amounts)

On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. This plan will expire on February 2, 2010. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan’s formula, which is generally based on the market price of the Company’s stock. The Company is not currently utilizing the 10b5-1 plan to effect purchases, but may resume doing so at any time, subject to remaining availability under the Board approval. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2009	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$68,542
December 28 to January 31	—	$—	—	$68,542
February 1 to February 28	1	$22.84	—	$68,542
March 1 to March 28	1	$23.33	—	$68,542

Total	2		—

(1)	Private party transactions accounted for the purchase of 1 share in the period from February 1 to February 28 and 1 share in the period from March 1 to March 28.

Item 5.	Other Information (in thousands)

On May 5, 2009, the Company and Mori Arkin, a member of the Company’s Board of Directors, agreed to terminate effective immediately the Consulting Agreement (Agreement) by and between the Company and Mr. Arkin, dated as of May 1, 2008. Pursuant to this Agreement, Mr. Arkin provided advice and consultation concerning the Company’s generic prescription, API, and Israeli-pharmaceutical businesses. During the term of the Agreement, the Company paid Mr. Arkin an annual fee of $370. Mr. Arkin remains subject to a confidentiality provision for five years after the later of 1) the termination of the Agreement or 2) termination of Mr. Arkin’s service as a director on the Company’s Board of Directors. In addition, Mr. Arkin will not compete with the Company for one year after the termination of the Agreement unless he obtains written consent from the Company’s Board of Directors.

Item 6.	Exhibits

Exhibit Number	Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY (Registrant)

Date: May 7, 2009	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date: May 7, 2009	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.