Form 10-K
period 2009-06-27
PERRIGO CO
filed 2009-08-18
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  [  ]  NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  YES  [X]  NO

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 26, 2008 as reported on The NASDAQ Global Select Market, was $2,558,803,687. Shares of common stock held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 10, 2009, the registrant had 92,236,959 outstanding shares of common stock.

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on October 29, 2009 are incorporated by reference into Part III of this Form 10-K.

PERRIGO COMPANY

FORM 10–K

FISCAL YEAR ENDED JUNE 27, 2009

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

GENERAL

Perrigo Company, established in 1887, is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and generic prescription (Rx) pharmaceuticals, nutritional products, active pharmaceutical ingredients (API) and pharmaceutical and medical diagnostic products. The Company is the world’s largest manufacturer of OTC pharmaceutical products for the store brand market. The Company’s primary markets and locations of manufacturing and logistics operations are the United States (U.S.), Israel, Mexico and the United Kingdom (U.K.). See Note 17 to the Company’s consolidated financial statements for further information.

Perrigo Company operates through several wholly owned subsidiaries. In the U.S., its operations are conducted primarily through L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., Perrigo Holland, Inc. (formerly J.B. Laboratories, Inc.) and Perrigo Florida, Inc. (formerly Unico Holdings, Inc.). Outside the U.S., its operations are conducted primarily through Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Brunel Pharma Limited (formerly Brunel Healthcare Ltd.) and Galpharm Healthcare Ltd. As used herein, references to the “Company” means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

The Company’s principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan, 49010. Its telephone number is (269) 673-8451. The Company’s website address is http://www.perrigo.com, where the Company makes available free of charge the Company’s reports on Forms 10-K, 10-Q and 8-K, as well as any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). These filings are also available to the public at http://www.sec.gov and http://www.isa.gov.il.

The Company has three reportable segments aligned primarily by type of product: Consumer Healthcare, Rx Pharmaceuticals and API. Additionally, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment. Due to the planned divestiture of the Israel Consumer Products business noted below, the Israel Pharmaceutical and Diagnostic Products operating segment represents the totality of the Other category.

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business, which were previously reported as part of the Company’s Other category, have been recorded as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, for all years presented, all consolidated statements of income information in this Annual Report on Form 10-K have been adjusted and the discontinued operations information is excluded unless otherwise noted.

Information concerning sales and operating income attributable to each of the Company’s business segments and geographic areas for the last three fiscal years ended on or around June 30 is set forth in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 17 of the Notes to Consolidated Financial Statements. Information concerning identifiable assets of each of the Company’s business segments as of the last three fiscal years ended on or around June 30 is set forth in Note 17 of the Notes to Consolidated Financial Statements.

CONSUMER HEALTHCARE

The Consumer Healthcare segment includes the Company’s U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products. This reportable segment markets a broad line of products that are comparable in quality and effectiveness to national brand products. Major product categories include analgesic, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, first aid and vitamin and nutritional supplement products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer therefore can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally, the retailers’ dollar profit per unit of store brand product sold is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below a comparable national brand product.

Significant Developments

Acquisitions

On November 13, 2008, the Company acquired 100% of the outstanding shares of privately held Unico Holdings, Inc. (Unico) for $51,853 in cash. Based in Lake Worth, Florida, Unico was the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition of Unico expands the Company’s OTC product portfolio in the U.S. and is expected to add approximately $50,000 of annual sales. Unico’s results of operations are recorded in the Company’s Consumer Healthcare segment beginning in the Company’s second quarter of fiscal 2009.

On October 6, 2008, the Company acquired 100% of the outstanding shares of privately held Laboratorios Diba, S.A. (Diba) for $24,500 in cash. Based in Guadalajara, Mexico, Diba was a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and ophthalmics. The acquisition of Diba expands the Company’s global presence and product portfolio in Mexico and is expected to add approximately $10,000 of annual sales. Diba’s results of operations are recorded in the Company’s Consumer Healthcare segment beginning in the Company’s second quarter of fiscal 2009.

On September 16, 2008, the Company acquired J.B. Laboratories, Inc. (JBL), a privately held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $43,605, including debt assumed. The acquisition of JBL provides additional FDA-compliant production capacity to help service current and future customer needs and is expected to add approximately $70,000 of annual sales. JBL’s results of operations are recorded in the Company’s Consumer Healthcare segment beginning in the Company’s second quarter of fiscal 2009.

On June 18, 2008, the Company’s U.K. subsidiary acquired the assets and related liabilities of Brunel Healthcare Ltd. (Brunel), a producer of OTC healthcare products, from NeutraHealth plc in exchange for the Company’s net assets of its vitamins, minerals and supplements (VMS) business – Perrigo U.K. Limited. Brunel’s results of operations are recorded in the Company’s Consumer Healthcare segment beginning in the Company’s first quarter of fiscal 2009.

In January 2008, the Company acquired 100% of the outstanding shares of privately held Galpharm Healthcare Ltd. (Galpharm) for $83,312. Galpharm was a leading supplier of OTC store brand pharmaceutical products sold by supermarkets, drug stores and pharmacies in the U.K. The acquisition of Galpharm expanded the Company’s global presence and complements its existing U.K. business. Galpharm’s results of operations are recorded in the Company’s Consumer Healthcare segment beginning in the Company’s third quarter of fiscal 2008.

In March 2007, the Company acquired the stock of Qualis, Inc., a privately owned manufacturer of store brand pediculicide products, for $12,401. The assets acquired consisted of the intangible assets attributable to the products acquired, which included primarily store brand OTC product formulations that compare to Rid® and Nix® brand products. The acquired assets expanded the Company’s OTC product portfolio in the U.S. The transaction closed on July 3, 2007. Accordingly, the acquired assets and operating results related to these products are recorded in the Company’s Consumer Healthcare segment beginning in the first quarter of fiscal 2008.

Consumer Healthcare Business

The Company is dedicated to being the leader in developing and marketing key new store brand products and has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable to national brand products. This staff also responds to changes in existing national brand products by reformulating existing Company products. In the OTC pharmaceutical market, certain new products are the result of changes in product status from “prescription only” (Rx) to OTC (non-prescription). These “Rx to OTC switches” require approval by the U.S. Food and Drug Administration (FDA), a process initiated by the drug innovator, through either its Abbreviated New Drug Application (ANDA) process or its New Drug Application (NDA) process. As part of its strategy, the Company relies on both internal development and strategic product development agreements with outside sources.

The Company is committed to consistently providing its customers with high quality products that adhere to “Current Good Manufacturing Practices” (cGMP) regulations promulgated by the FDA and the health ministries of countries where the Company has commercial and operational presence. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer.

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

The Company currently markets over 1,300 store brand products, with over 11,000 SKUs, to over 900 customers. The Company considers every different combination of size, flavor and form (e.g., tablet, liquid, softgel, etc.) of a given item as a separate “product”. The Company also currently manufactures and markets certain products under its Good Sense® brand name.

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

Product Categories	Retail Market Size (Billions)	Comparable National Brands

Cough/Cold/Allergy/Sinus	$4.5	Advil® Cold & Sinus, Afrin®, Alavert®, Aleve® Cold & Sinus, Benadryl®, Claritin®, Dimetapp®, NyQuil®, DayQuil®, Robitussin®, Sudafed®, Tavist®, Triaminic®, Tylenol®, Zyrtec®

Dietary Supplements	$2.7	Centrum®, Flintstones®, One-A-Day®, Caltrate®, Pedialyte®, Osteo Bi-Flex®

Analgesics	$2.4	Advil®, Aleve®, Bayer®, Excedrin®, Motrin®, Tylenol®

Gastrointestinal	$2.4	Correctol®, Ex-Lax®, Fibercon®, Imodium A-D®, Maalox®, Mylanta®, Pepcid® AC, Pepto Bismol®, Phillips®, Tagamet HB®, Tums®, Zantac®, Prilosec OTC®

Smoking Cessation	$0.5	Nicorette®, Commit®

Customers of the Consumer Healthcare segment are major national and regional retail drug, supermarket and mass merchandise chains, such as Wal-Mart, CVS, Walgreens, Kroger, Safeway, Dollar General, Sam’s Club and Costco, and major wholesalers, such as McKesson.

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

In contrast to national brand manufacturers, which incur considerable advertising and marketing expenditures that are directly targeted to the end consumer, the Consumer Healthcare segment’s primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through its customers’ in-store marketing programs. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers’ programs. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company’s marketing efforts are also directed at new product introductions and product conversions as well as providing market data. Market analysis and research is used to monitor trends for products and categories and develop category management recommendations.

New Product Introductions and Drug Application Approvals

The Company launched several new products in fiscal 2009, most notably ibuprofen PM (nighttime sleep-aid) tablets and famotidine complete chewable tablets, which compete with the national brands Advil® PM tablets and Pepcid Complete® tablets, respectively. Net sales related to new products were approximately $328,100 for fiscal 2009, $191,300 for fiscal 2008 and $68,700 for fiscal 2007. A Consumer Healthcare product is considered new if it was added to the Company’s product lines within 18 months prior to the end of the period for which net sales are being measured, unless otherwise noted.

In fiscal 2009, the Company, on its own or in conjunction with partners, received approval from the FDA for two OTC drug applications. The applications were for ibuprofen PM tablets and ibuprofen potassium softgel.

As of June 27, 2009, the Company, on its own or in conjunction with partners, has 16 OTC drug applications pending approval with the FDA.

Competition

The market for OTC pharmaceutical and nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of and approvals for new products. The Company believes it competes favorably in these areas.

The Company’s competition in store brand products consists of several publicly traded and privately owned companies, including brand-name pharmaceutical companies. The competition is highly fragmented in terms of both geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. Some of the Company’s competitors are Dr. Reddy’s Laboratories, Ltd., Watson Pharmaceuticals, Actavis Group hf., Guardian Drug Company, LNK International, Inc., NBTY Inc. and Taro Pharmaceutical Industries Ltd. The Company’s store brand products also compete with nationally advertised brand-name products. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture more store brand products or lower prices of their national brand products. Additionally, competition is growing from generic prescription drug manufacturers that may market products requiring FDA approval or that have switched or are switching from Rx to OTC status. The Company competes in the nutritional area with a number of publicly traded and privately owned companies, some of which have broader product lines and larger nutrition category sales volumes than that of the Company.

PRESCRIPTION (Rx) PHARMACEUTICALS

The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription drugs in the U.S. This portfolio is comprised of products within a broad array of topicals including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquid suspensions and solutions.

Significant Developments

In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product brought by Sanofi-Aventis against Teva Pharmaceutical Industries Ltd. (Teva) (formerly Barr Laboratories, Inc.), a partner with the Company for this product and the holder of the ANDA. The Company will share in the costs and benefits of the settlement agreement between Teva and Sanofi-Aventis and Teva’s subsequent marketing of the product under the agreement, which will commence on June 15, 2011 or earlier in certain circumstances. In addition, the Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009 resulting in recognizing revenue in the amount of $2,500. On July 31, 2009, Teva received FDA final approval for its ANDA. This event triggered additional future milestone payments for the Company that will result in a favorable impact going forward for the Rx Pharmaceuticals segment, but this impact is not considered to be significant to the Company’s consolidated operating results.

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

Acquisition

In March 2007, the Company acquired certain generic prescription dermatological products from Glades Pharmaceuticals, Inc. (Glades) for approximately $57,000 in cash plus $2,500 of consideration for future research and development collaborations. The operating results related to these products are included in the Company’s consolidated results of operations beginning in the fourth quarter of fiscal 2007.

Rx Business

The Company develops, manufactures and markets primarily generic topical prescription pharmaceuticals. Topical products are manufactured at the Company’s New York and Israel facilities and also sourced from various FDA-approved third parties. The Company also manufactures certain generic non-topical products at its Michigan facilities. The Company’s current development areas include other delivery systems such as nasal sprays, oral liquids and transdermal products. Other areas of expertise include the production capabilities for various dosage forms such as tablets, capsules and liquids. Pharmaceuticals are manufactured, labeled and packaged in facilities that comply with strict regulatory standards, as well as meeting customers’ stringent requirements.

The Company currently markets approximately 250 generic prescription products, with over 600 SKUs, to approximately 110 customers. The Company includes as separate products multiple sizes and product forms of certain products. The Company generally holds the ANDA or NDA for the drugs that it manufactures or enters into an arrangement with the application holder for the manufacture and/or marketing of certain products.

Listed below are the major generic prescription products that the Company manufactures and/or distributes:

Generic Name	Competitive Brand-Name Drug
Ammonium lactate cream and lotion	Lac-Hydrin®
Benzoyl peroxide gel	Benzac®
Cetirizine tablets and syrup	Zyrtec®
Clindamycin phosphate solution	CleocinT®
Clobetasol foam	Olux®
Econazole nitrate cream	Spectazole®
Erythromycin and benzoyl peroxide gel	Benzamycin®
Erythromycin pads	Erycette®, T-Stat®
Fluticasone ointment and cream	Cutivate®
Griseofulvin oral suspension	Grifulvin V®
Halobetasol ointment and cream	Ultravate®
Hydroquinone cream	Epiquin®
Ibuprofen oral suspension	Motrin®
Ketoconazole shampoo	Nizoral®
Mesalamine rectal suspension enema	Rowasa®
Mometasone cream, ointment and lotion	Elocon®
Mupirocin ointment	Bactroban®
Omeprazole tablets	Prilosec®
Permethrin cream	Elimite®
Salicylic acid shampoo	Salex®
Selenium sulfide shampoo	Selsun®
Sodium sulfacetamide wash	Ovace ®
Terconazole suppositories	Terazol 3®
Tretinoin cream and gel	Retin-A®

The Company’s U.S.-based customers are major wholesalers, such as Cardinal Health, McKesson and AmerisourceBergen, as well as national and regional retail drug, supermarket and mass merchandise chains, such as Walgreens, Wal-Mart, CVS, Rite Aid, Kroger and Safeway. Generic prescription drugs are sold to the consumer through the pharmacy counter of predominantly the same retail outlets as OTC pharmaceuticals and nutritional products.

New Product Introductions and Drug Application Approvals

The Company recently launched several new generic prescription products, including hydroquinone 4% time release cream and 8% salicylic acid shampoo, which contain the same active ingredients present in the same dosage forms as Epiquin® and Salex® of SkinMedica and Valeant, respectively. Net sales related to new products were approximately $17,000 for fiscal 2009, $17,900 for fiscal 2008, and $6,500 for fiscal 2007. An Rx Pharmaceutical product is considered new if it was added to the Company’s product lines within 12 months prior to the end of the period for which net sales are being measured.

In fiscal 2009, the Company received final approval from the FDA for one generic prescription drug application: sodium sulfacetamide lotion, 10%, therapeutically equivalent to Sanofi-Aventis’ Klaron®. As of June 27, 2009, the Company, on its own or in conjunction with partners, has 15 generic Rx drug applications pending approval with the FDA.

Collaboration Agreements

The Company actively partners with other pharmaceutical companies to collaboratively develop, manufacture and market a particular product or group of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. See Note 1 of the Notes to Consolidated Financial Statements for more information regarding the Company’s method for recognizing revenue related to collaboration agreements.

In April 2009, the Company entered into a joint development agreement with Medicis Pharmaceutical Corporation (Medicis). The agreement allows the Company to use its research and development know-how rights to develop a novel proprietary product. The Company recognized $840 in revenue during fiscal 2009 related to the agreement. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments should Medicis begin selling the products being developed.

In October 2008, the Company entered into a licensing, manufacturing and supply agreement with Medimetriks Pharmaceuticals (Medimetriks). The Company owns certain intellectual property and know-how rights related to the following dermatology products: mupirocin ointment 2% (Centany® ), urea 20% and ammonium lactate 12% foam (combination foam), urea 20% and ammonium lactate 12% medicated soap/wash (combination soap). Medimetriks has experience in selling and marketing dermatology products. The Company recognized $2,000 in revenue during fiscal 2009 related to the agreement with Medimetriks. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments on sales of the products by Medimetriks.

In May 2008, the Company entered into a collaborative agreement with Cobrek Pharmaceuticals (Cobrek), a newly formed entity of Pentech Pharmaceuticals Inc. (Pentech), a privately owned company that specializes in the research and development of niche generic dosage forms. Pentech contributed its ANDA filing for a generic equivalent to Luxiq® foam, a $34,000 branded pharmaceutical product, to the agreement. The Company contributed two of its early stage generic topical pipeline products. One of the two pipeline products, a generic to Evoclin® foam, was submitted to the FDA in August 2008, with a Paragraph IV certification, and is currently subject to Hatch-Waxman patent litigation. This collaborative agreement was amended during fiscal 2009 to include two additional products. The Company recognized $1,450 of revenue related to the joint development of these two additional products in fiscal 2009. The parties will share the development costs and profits generated by these products, with the Company being the exclusive distributor of the collaboration products. Pentech contributed to Cobrek all of its interests in current and future ANDA filings, including a potential first-to-file on a generic version of Hectorol (doxercalciferol) injectable. The Company invested $12,500 in cash in Cobrek, accounted for on the cost method, in exchange for a minority, noncontrolling ownership position in the company.

During fiscal 2006, the Company entered into a collaboration agreement with Cephalon Inc. (Cephalon) pursuant to which the parties have been collaborating on the development and manufacture of two drug products. The first product is a topical form of a proprietary Cephalon compound. The second product, which was identified and agreed upon by the parties in late 2006, is another topical form of that compound. The Company holds the authorized generic rights to the products, as well as the rights to manufacture the products for sale to Cephalon at a premium over its fully allocated manufacturing costs. As of June 27, 2009, the Company has received approximately $39,000 in total payments under this agreement. The revenues recognized under this agreement, which totaled $1,000, $13,300 and $20,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, are included within service and royalty revenues in the Rx Pharmaceuticals segment discussion included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company believes that one of its primary competitive advantages is its ability to introduce difficult to develop and/or manufacture topical generic equivalents to brand-name drug products. Generally, these products are exposed to less competition due to the relatively longer development, clinical trial and approval processes. In addition, the Company believes it has a favorable competitive position due primarily to its efficient distribution systems, topical production economies of scale, customer service and overall reputation.

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

Many brand-name competitors try to prevent, discourage or delay the use of generic equivalents through various measures, including introduction of new branded products, legislative initiatives, changing dosage forms or dosing regimens just prior to introduction of a generic equivalent, regulatory processes, filing new patents or patent extensions, law suits, citizens’ petitions and negative publicity. In addition, brand-name companies sometimes launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time that the first generic product is launched depriving the marketer of that generic product of the exclusivity intended by the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act (Hatch-Waxman). See Information Applicable to All Reported Segments – Government Regulation – U.S. Food and Drug Administration below.

Many of the Company’s customers, which are chain drug stores, hospitals and hospital systems, wholesalers and group purchasing organizations, continue to merge or consolidate. In addition, a number of its customers have instituted source programs limiting the number of suppliers of generic pharmaceutical products carried by that customer. As a result of these developments, heightened competition exists among generic drug producers for business from this smaller and more selective customer base.

ACTIVE PHARMACEUTICAL INGREDIENTS

The Company develops, manufactures and markets API used worldwide by the generic drug industry and branded pharmaceutical companies. Certain of these ingredients are used in its own pharmaceutical products. The manufacturing of these API occurs primarily in Israel and Germany.

Significant Developments

In the fourth quarter of fiscal 2009, the Company determined that its German API facility was no longer competitive from a global cost position, and accordingly, the Company currently expects to cease all operations at the facility during the first quarter of fiscal 2011. In connection with the future closure of this facility, the Company incurred restructuring charges of $14,647 in its API segment, primarily related to employee termination benefits and asset impairments. Upon closure of the plant, the Company expects to incur costs of approximately $3,300 related to plant shut-down expenses.

To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited, an API manufacturing facility in India, for approximately $12,000 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products currently manufactured in Germany and Israel.

The Company actively enters into exclusive marketing and sales agreements (dossier agreements) related to specific product formulations, for specific geographic areas, for specific periods of time. In fiscal year 2009, the Company recognized revenue of approximately $600 related to certain dossier agreements. The Company expects to continue to recognize revenue from these types of agreements in the future.

API Business

The API business identifies APIs that will be critical to its pharmaceutical customers’ future product launches and then works closely with these customers on the development processes.

API development is focused on the synthesis of less common molecules for the U.S., European and other international markets. An established position in the development and manufacture of API is increasingly important to the Company as a means to be more competitive on pricing of its other product lines and to broaden its growth and profit opportunities. The Company believes it has a competitive advantage in its ability to produce difficult-to-develop products through its understanding of regulatory issues, patents, and chemistry. Because of the difficulty in developing these products and the related regulatory challenges, the lead time to market a product can be long. The Company’s ability to continue to develop and market new products that have lower levels of competition is key to driving profitability in the API business.

The API business sells to customers who face similar regulatory oversight as the Company’s Rx Pharmaceutical business. As a result, the API business is dependent on these customers’ ability to obtain proper product approvals and maintain regulatory compliance with the FDA, the Federal Trade Commission (FTC), and the U.S. Drug Enforcement Administration (DEA), as well as several foreign, state and local agencies in localities in which the Company’s products are sold.

Because the Company’s API customers depend on high quality supply and regulatory support, the Company focuses on rigorous quality assurance, quality control and regulatory compliance as part of its strategic positioning. The Company’s quality system is designed to comply with the regulatory requirements of the FDA, the European Medicines Agency and the Australian Therapeutic Goods Administration. The Company is regularly inspected by various regulatory authorities and customers.

The Company places a high priority on responding to client needs and requirements from project initiation through final production. It offers support throughout the development stage, preparation of Drug Master Files (DMF) and assistance throughout the approval process. The API segment is supported by sales offices in the U.S. and Israel and sales agents in various other countries.

The Company currently manufactures and markets to generic and branded pharmaceutical companies worldwide the following API products:

Ammonium lactate	Levocetirizine dihydrochloride
Anastrozole	Midazolam base
Azacitidine	Midazolam hydrochloride
Cetirizine dihydrochloride	Midazolam maleate
Cilostazol	Modafinil
Cisatracurium	Mometasone furoate
Donepezil hydrochloride	Montelukast sodium
Exemestane	Moxonidine
Fenofibrate	Pentoxifylline
Flumazenil	Pramipexole dihydrochloride
Fluticasone propionate	R-Modafinil
Gemcitabine	Rocuronium bromide
Granisetron hydrochloride	Temozolomide
Halobetasol	Terbinafine hydrochloride
Imiquimod	Tramadol hydrochloride
Lamotrigine	Zonisamide
Letrozole

New Product Introductions

During fiscal 2009, the Company launched several new APIs, including rocuronium bromide and cisatracurium. Net sales related to new products were approximately $4,900 for fiscal 2009. An API product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.

Competition

The API segment operates in a highly competitive, price sensitive market in which the Company’s customers continue to consolidate and/or vertically integrate, thereby creating a smaller customer base. Since other manufacturers of API typically do not offer all of the same product lines or serve all of the same markets as the Company’s API segment, the segment competes on a product-by-product basis with a number of different competitors. The Company’s API business is subject to increased price competition from other manufacturers of API located mostly in India, China and Europe. Such competition may result in loss of API clients and/or decreased profitability in this business segment. However, the Company believes that its regulatory position, market reputation, client relationships and ability to manufacture difficult-to-develop API provide it with a favorable competitive position.

OTHER

The Company has an Other category comprised of Israel Pharmaceutical and Diagnostic Products, which does not meet the quantitative threshold required to be a separately reportable segment. Israel Pharmaceutical and Diagnostic Products includes the marketing and manufacturing of branded prescription drugs under long-term exclusive licenses and the importation of pharmaceutical, diagnostics and other medical products into Israel based on exclusive agreements with the manufacturers.

Discontinued Operations

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. Israel Consumer Products consists of cosmetics, toiletries, bar soaps and detergents generally sold under the Company’s brand names Careline®, Neca® and Natural Formula®. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

Competition

The Company’s Other category operates in competitive markets. These markets are based primarily in Israel but are also subject to competition from large multi-national companies looking to expand their position in the local Israeli market. In most instances, these companies are significantly larger than the Company on a global basis with greater financial resources and product lines. The Company also has several significant product supply agreements with outside vendors. As a result, the Company’s competitive position is largely dependent on its ability to maintain these agreements. The Company believes that its competitive advantages consist of its historical knowledge of the local markets and strong local brand recognition.

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

Research and Development

Research and development are key components of the Company’s business strategy and, while managed centrally on a global basis, are performed in various locations in the U.S. and abroad. Development for the Consumer Healthcare markets focuses on products comparable in formulation, quality and effectiveness to existing national brand OTC products and Rx-to-OTC switch products. Development of generic prescription drugs, primarily for the U.S. market, focuses on complex formulations, many of which require costly clinical endpoint trials. Development of API for the global market also focuses on complex products with high barriers to entry. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

Research and development spending was $77,922 for fiscal 2009, $72,191 for fiscal 2008, and $66,480 for fiscal 2007. In addition, fiscal 2009 included a $279 charge for the write-off of in-process research and development related to the Diba acquisition, fiscal 2008 included a $2,786 charge for the write-off of in-process research and development related to the Galpharm acquisition, and fiscal 2007 included an $8,252 in-process research and development charge related to the Glades acquisition. The fiscal 2009 increase in research and development costs was due to increased investment in the development of new drugs, primarily in the Consumer Healthcare segment. The fiscal 2008 increase was due to an increase in the number of clinical trials and additional internal development activities, as well as the inclusion of ongoing research and development expenses related to Galpharm’s operations during the second half of fiscal 2008. The Company anticipates that research and development expenditures, including legal costs associated with defending Paragraph IV patent litigation, will remain at or slightly above fiscal 2009 levels, as a percentage of sales, in the foreseeable future as the Company continues to cultivate its presence in the generic pharmaceutical market and to develop its internal research and development capabilities.

Trademarks and Patents

The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent or group of trademarks or patents.

Significant Customers

The Company believes that its primary customer base aligns with the concentration of large drug retailers in the current marketplace of the retail drug industry. Wal-Mart accounted for 23% of consolidated net sales for fiscal 2009, 21% for fiscal 2008 and 22% for fiscal 2007. Should Wal-Mart’s current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company’s consolidated operating results and financial position. The Company does not anticipate such a change in the foreseeable future. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. If the Company’s relationship with one or more of these customers changes significantly, it could have a material adverse impact on the Company’s financial position and results of operations.

Manufacturing and Distribution

The Company’s primary manufacturing facilities are located in the U.S. and Israel (see Item 1A. Risk Factors – Conditions in Israel for further information). The Company also has secondary manufacturing facilities located in the U.K., Mexico and Germany along with a joint venture located in China. The Company supplements its production capabilities with the purchase of product from outside sources. During fiscal 2009, the approximate average capacity utilization was 85% and 70% for the Company’s U.S. and Israeli facilities, respectively. The capacity of some facilities may be fully utilized at certain times due to various reasons, such as the seasonality of the cough/cold/flu season and new product launches. The Company may utilize available capacity by contract manufacturing for other companies.

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

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $74,800. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

Government Regulation

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company’s products are subject to regulation by one or more U.S. agencies, including the FDA, the FTC, the DEA and the Consumer Product Safety Commission (CPSC), as well as several foreign, state and local agencies in localities in which the Company’s products are sold. In addition, the Company manufactures and markets certain of its products in accordance with standards set by organizations, such as the United States Pharmacopeial Convention, Inc. (USP) and NSF International (NSF). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

U.S. Food and Drug Administration

The FDA has jurisdiction over the Company’s marketing of ANDA, NDA and OTC monograph drug products and the marketing of dietary supplement and medical food products, which are both regulated as foods. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage and distribution of these products.

OTC and Generic Prescription Pharmaceuticals. The majority of the Company’s OTC pharmaceuticals are regulated under the OTC monograph system and subject to certain FDA regulations. OTC medicines, other than those approved by direct application, are marketed under regulations referred to as “OTC monographs” and have been established through the FDA’s OTC drug review that follow notice-and-comment rulemaking procedures. Under the OTC monograph system, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an ANDA or NDA prior to marketing. The FDA OTC monograph system includes well-known ingredients and specifies requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC monograph system must conform to specific quality and labeling requirements; however, these products generally can be developed with fewer regulatory hurdles than those products that require the filing of an ANDA or NDA. It is, in general, less costly to develop and bring to market a product produced under the OTC monograph system. From time to time, adequate information may become available to the FDA regarding certain ANDA or NDA drug products that will allow the reclassification of those products as no longer requiring the approval of an ANDA or NDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC monograph system. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.

The Company also markets generic prescription drugs and other products that have switched from prescription to OTC status. These products require approval by the FDA through its ANDA or NDA processes prior to commercialization. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing and change control, bioequivalence, packaging and labeling. The ANDA process generally requires less time and expense for FDA approval than the NDA process. For approval of an ANDA, the Company must demonstrate that the product is bioequivalent to a marketed product that has previously been approved by the FDA and that the Company’s manufacturing process meets FDA standards. This approval process for an ANDA may require that bioequivalence studies be performed using a small number of subjects in a controlled clinical environment, and for certain topical generic products, demonstration of efficacy in comparative clinical studies. Approval time currently averages 24 months from the date the ANDA is submitted. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes can be implemented and whether prior FDA approval is required.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act), a company submitting an NDA can obtain a three-year period of marketing exclusivity for an Rx product or an Rx to OTC switch product if the company performs a clinical study that is essential to FDA approval of the NDA. Longer periods of exclusivity are possible for new chemical entities and orphan drugs. These exclusivity periods could prevent other companies from obtaining approval of any ANDAs or certain other pending applications for the product. Unless the Company establishes relationships with the companies having exclusive marketing rights, or the Company conducts its own clinical trials, the Company’s ability to market Rx to OTC switch products and offer its customers products comparable to the national brand products could be delayed if the three-year exclusivity is granted to the initiating company. There can be no assurance that, in the event the Company applies for FDA approvals, the Company will obtain the approvals to market Rx or Rx to OTC switch products or, alternatively, that the Company will be able to obtain these products from other manufacturers.

Under the Federal Food, Drug and Cosmetic Act, a manufacturer may obtain an additional six months (which, under certain circumstances, may be extended to one year) of exclusivity if the innovator conducts pediatric studies requested by the FDA on the product. This exclusivity will, in certain instances, delay FDA approval and the sales by the Company of certain ANDA and other products.

If the Company is first to file its ANDA and meets certain requirements relating to the patents owned or licensed by the brand company, the Company may be entitled to a 180-day generic exclusivity for that product. When a company submits an ANDA, the company is required to include a patent certification to certain patents that cover the innovator product. If the ANDA applicant challenges the validity of the innovator’s patent or certifies that its product does not infringe the patent, the product innovator may sue for infringement. The legal action would not ordinarily result in material damages but could prevent the Company from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action and that action could have the effect of triggering a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months. In addition, if exclusivity is granted to the Company, there can be no assurance that the Company will be able to market the product at the beginning of the exclusivity period or that the exclusivity will not be shared with other generic companies, including authorized generics. It is possible more than one applicant files the first ANDA on the same day and exclusivity is shared. This may happen by chance, but more likely when there is a certain type of innovator exclusivity that prevents the filing of all ANDAs until a specific date. As a result of events that are outside of the Company’s control, the Company may forfeit its exclusivity. Finally, if the Company is not first to file its ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of the Company’s product.

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

All facilities where Rx and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA cGMPs. All of the Company’s ANDA, NDA and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company’s facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the Company related to the products made in that facility, including seizure, injunction or recall. In addition, several bills have been introduced in Congress that could, if enacted, affect the manufacture and marketing of Rx and OTC drugs. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.

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

The Company is subject to regulations published by the FDA clarifying the types of “structure function” statements permissible in dietary supplement labeling. Such statements cannot expressly or implicitly state that a dietary supplement has any effect on a “disease.”

As with foods in general, dietary supplement labeling may include a “health claim,” which characterizes the role of a nutrient to a disease or health-related condition. There are two types of health claims: (1) health claims authorized by FDA regulations based on significant scientific agreement among qualified scientific experts, and (2) “qualified health claims,” which may be made with a lower level of substantiation, provided that the FDA does not object to the claims. In each case, the health claim must be reviewed and approved by the FDA before it may be used.

On June 25, 2007, the FDA issued Final Good Manufacturing Practice (GMP) Regulations specific to Dietary Supplements, which became effective as it relates to the Company on June 25, 2008. The Company continues to invest in its Dietary Supplement operations to ensure compliance with the regulations. The FDA began inspecting the industry after the June 25, 2008 compliance date. The Company continuously monitors FDA activities, including publicly available inspection reports of other companies’ inspections, to ensure that its operations and quality systems are maintained in a state of compliance based on the current interpretation of the regulations. The Company has not yet been inspected and cannot determine with certainty what effects the FDA’s future interpretations of the regulations will have on its business. The GMP regulations and FDA’s future interpretations of these regulations could, among other things, require expanded documentation of the manufacturing processes for certain products or additional analytical testing for certain ingredients. In addition, several bills have been introduced in Congress that could, if enacted, affect the manufacture and marketing of dietary supplements. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.

U.S. Drug Enforcement Administration

The DEA regulates certain drug products containing controlled substances, such as testosterone, and List I chemicals, such as pseudoephedrine, pursuant to the federal Controlled Substances Act (CSA). The CSA and DEA regulations impose specific requirements on manufacturers and other entities that handle these substances including registration, recordkeeping, reporting, storage, security and distribution. Recordkeeping requirements include accounting for the amount of product received, manufactured, stored and distributed. Companies handling either controlled substances or List I chemicals are also required to maintain adequate security and to report suspicious orders, thefts and significant losses. The DEA periodically inspects facilities for compliance with the CSA and its regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties.

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

More recently, the Reauthorization Act of 2005 was signed into law on March 9, 2006. The Reauthorization Act of 2005 prevented the existing provisions of the Patriot Act from expiring and also included the Combat Methamphetamine Epidemic Act. This law further amended the CSA and provided additional requirements on the sale of pseudoephedrine products. Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine or PPA (List I chemical products). The CSA also imposed import and production quotas for List I chemicals, including pseudoephedrine, which have limited the Company’s ability to import and manufacture pseudoephedrine products.

The CSA, as amended, also imposed daily restrictions on the amount of List I chemical products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of List I chemical products a consumer may purchase (9.0 grams) over a 30-day period. Further, effective September 30, 2006, the Act requires that (a) retail sellers maintain a logbook that tracks the sales of List I chemical products to individuals, and (b) purchasers provide valid identification in order to purchase List I chemical products. Many states have also enacted legislation regulating the manufacture and distribution of pseudoephedrine products. The Company is subject to these state requirements as well.

Centers for Medicare and Medicaid Services

The Centers for Medicare and Medicaid Services (CMS) is responsible for administering the Medicaid rebate agreements between the federal government and pharmaceutical manufacturers. Such drug manufacturers’ agreements, which are between each manufacturer and the Secretary of Health and Human Services, provide that the drug manufacturer will remit to each state Medicaid agency, on a quarterly basis, the following rebates: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 11% of the Average Manufacturer Price (AMP) for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 15.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. An additional rebate for innovator products is payable in the amount by which, if any, the product’s AMP has increased at a rate faster than inflation. The Company has a Medicaid rebate agreement in effect with the federal government. Federal and/or state governments have and are expected to continue to enact measures aimed at reducing the cost of drugs to such governmental payers as well as the public, including the enactment in December 2003 of Medicare legislation that expanded the scope of Medicare coverage to include outpatient drugs (Part D), starting in January 2006, as well as numerous health reform legislative proposals currently being considered at the federal level. Management cannot predict the nature of such measures or their impact on the Company’s profitability. Various states have in recent years also adopted supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates on Medicaid utilization over and above those required under a manufacturer’s federal Medicaid agreement. States also have created drug coverage and corresponding manufacturer rebate programs for non-Medicaid populations, known as state pharmaceutical assistance programs. These rebate programs are generally designed to mimic the federal drug rebate program in terms of how the manufacturer rebates are calculated. Although there are a number of supplemental and state pharmacy assistance rebate programs, for the Company they are insignificant in the aggregate compared to quarterly Medicaid drug rebate obligations.

The Deficit Reduction Act (DRA) of 2005 amended the Medicaid statute in a number of ways, including to revise the methodology for the calculation of federal upper limits, a type of cap on the amounts a state Medicaid program can reimburse pharmacies for drugs dispensed to Medicaid patients, as well as to require the public availability of AMP data.

In July 2007, CMS issued a final rule regarding the calculation of AMP as well as these statutory amendments made by the DRA. This rule, as required by the DRA amendments, requires CMS to use AMP to calculate federal upper limits. Prior to the enactment of this legal requirement, CMS typically used the Average Wholesaler Price (AWP) or Wholesaler Acquisition Cost (WAC) in the calculation of federal upper limits. The rule also rejected requests to postpone the public availability of AMP data. In mid-December 2007, a preliminary injunction was granted, resulting in postponement of the actual implementation of these aspects of the DRA and the rule such that AMP currently cannot be used to calculate federal upper limits and also cannot be disclosed to the public. As of August 18, 2009, the relevant court case is still pending and the injunction remains in place, resulting in a continual postponement of the implementation of these requirements. In addition to this injunction, on July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) became law. The law provides that no AMP data will be made available to the public prior to October 2009 and also postpones implementation of the rule’s AMP-based federal upper limits until October 2009. The Company does not know how the new methodology for calculating federal upper limits, if implemented, will affect the Company’s pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. It is also unknown how MIPPA will impact consumers’ access to generic medicines, which could significantly affect the market for these products. The Company cannot predict how the sharing of manufacturer-specific data may impact competition in the marketplace. Current legislative proposals in Congress also could impact these issues.

Additional Federal and State Regulation

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical device industries in recent years. These laws include anti-kickback statutes and false claims statutes.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Consumer Product Safety Commission

Under the Poison Prevention Packaging Act (PPPA), the CPSC has authority to designate that dietary supplements and pharmaceuticals require child resistant packaging to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring iron-containing dietary supplements and numerous pharmaceuticals to have child resistant packaging, and has established rules for testing the effectiveness of child resistant packaging and for ensuring senior adult effectiveness.

The Consumer Product Safety Improvement Act of 2008 (CPISA) amended the Consumer Product Safety Act (CPSA) to require that the manufacturer of any product that is subject to any CPSC rule, ban, standard, or regulation certify that based on a reasonable testing program the product complies with such requirements. This certification applies to pharmaceuticals and dietary supplements that require child-resistant packaging under the PPPA. The CPSC has issued a stay of enforcement of the certification requirement until February 9, 2010.

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

State Regulation

Most states regulate foods and drugs under laws that generally parallel federal statutes. The Company is also subject to other state consumer health and safety regulations that could have a potential impact on the Company’s business if the Company is ever found to be non-compliant. Additionally, logistics facilities that distribute generic prescription drugs are required to be registered within each state. License requirements and fees vary by state.

United States Pharmacopeial Convention

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

The NSF Dietary Supplement Certification Program enables manufacturers to become independently registered by NSF as conforming to voluntary standards that provide a system of processes, procedures and documentation to assure the product produced has the strength, composition, quality and purity represented on the product label. The Company’s facilities making dietary supplements have earned NSF GMP registration. The Company also has approximately 66 store brand products certified under NSF/ANSI Standard 173 for dietary supplement products.

Foreign Regulation

The Company, through its affiliates located in the U.K., manufactures, packages and distributes OTC pharmaceuticals and provides contract manufacturing and packaging services for major pharmaceutical and healthcare companies in the U.K. and for export to markets outside the U.K. The manufacturing, processing, formulation, packaging, testing, labeling, advertising and sale of these products are subject to regulation by one or more U.K. agencies, including the Medicines and Healthcare Products Regulatory Agency, the Department of Health, the Department of the Environment, Her Majesty’s Customs and Excise, the Department of Trade and Industry, the Health and Safety Executive and the Department of Transport.

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

The Company exports OTC pharmaceutical and nutritional products to foreign countries. Exporting requirements are regulated by the FDA and where appropriate, DEA laws, as well as each individual country’s requirements for importation of such products. Each country requires approval of these products through a registration process by that country’s regulatory agencies. Registration requirements include the process, formula, packaging, testing, labeling, advertising and marketing of the products. Each country regulates what is required and may be represented to the public on labeling and promotional material. Approval for the sale of the Company’s products by foreign regulatory agencies may be subject to delays.

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

Employees

As of August 10, 2009, the Company had approximately 7,250 full-time and temporary employees worldwide, who were located as follows:

Country	Total Number of Employees	Number of Employees Covered by Collective Bargaining Agreements
U.S.	4,200	250
Israel	1,650	450
Mexico	800	400
U.K.	500	-
Rest of the world	100	85

Item 1A.	Risk Factors. (Dollar amounts in thousands)

Regulatory Environment

Several U.S. and foreign agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising and sale of the Company’s products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standards organizations. Should the Company or one of its third party service providers used in the development or commercialization of product fail to adequately conform to these regulations and guidelines, there may be a material adverse impact on the operating results of the Company. In particular, packaging, labeling or marketing changes mandated by the FDA or state and local agencies can have a material adverse impact on the results of operations of the Company. Required changes could be related to safety or efficacy issues. Similarly, the failure by the Company or one of its suppliers to comply with manufacturing, quality and testing guidelines and regulations could have a significant adverse impact on the Company’s operating results. There is also the risk that the FDA could require the Company to audit or repeat prior bioequivalence or clinical studies or the FDA could change or withdraw the approval governing such products, which could have a material adverse impact on the results of the Company’s operations. The Company believes that it has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company’s ability to bring new and current products to market could be impeded. See Item 1. Business – Government Regulation.

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

The Company’s prescription drug products that are marketed without approved applications, most notably many of those acquired from Glades, must meet certain manufacturing and labeling standards established by the FDA. The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s June 2006 compliance policy guide, titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against unapproved drugs in certain categories, such as those marketed as unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. The Company believes that so long as it complies with applicable manufacturing and labeling standards it will be consistent with the FDA’s current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual product or group of products. If the FDA were to do so, the Company may be required to seek FDA approval for these products or withdraw such products from the market. For fiscal 2009, the Company’s annual sales for such unapproved products were approximately $14,000.

The FDA held a public meeting on November 14, 2007 to explore the public health benefit of creating a new Behind-The-Counter (BTC) class of drugs. Drugs placed in this category would be available without a prescription, but only after intervention by a pharmacist. It is not known at this time what, if any, action the FDA will take in response to this issue. Certain actions by the FDA, such as moving certain OTC products to BTC, could have a material adverse effect on the operating results of the Company.

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

Acetaminophen

The Company manufactures several products that contain the active ingredient acetaminophen, which is indicated as an analgesic. On June 29 and 30, 2009, the FDA held a public advisory committee meeting to discuss how to address the potential for liver injury related to the risk of overdose of acetaminophen in both OTC and Rx products. The FDA expressly stated that it is not seeking to remove acetaminophen from the market and that the risk of developing liver injury to the individual patient who uses the drug according to directions is extremely low. However, due to the extensive use of acetaminophen-containing products, the FDA sought guidance from several advisory committees regarding measures to reduce the potential for liver injury associated with acetaminophen use. Measures discussed include, but were not limited to, reducing the maximum single-dose and daily-dose, reducing packaging sizes, and increase consumer educational efforts regarding such products. The FDA is reviewing the input it received from the advisory committees and is keeping the docket open until September 30, 2009 to receive additional comments. In fiscal 2009, products containing acetaminophen generated revenues of approximately $143,000 for the Company. The Company cannot predict whether the FDA will adopt any recommendations of the advisory committees regarding the sale and use of acetaminophen or whether any such recommendations, if adopted by the FDA, would impact future revenues attributable to these products.

Pediatric Cough-Cold Medications

In October 2007, the FDA convened a joint meeting of the Pediatric and Non-Prescription Drugs Advisory committees to discuss the safety and efficacy of OTC cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. In January 2008, the FDA issued a Public Health Advisory recommending against the use of OTC cough and cold products in children under two years of age and announced that the FDA planned to issue recommendations in the second quarter of 2008 with respect to the use of OTC cough and cold products in children two through eleven years of age. The FDA had also indicated that the recommendations could include removing pediatric cough and cold products from the marketplace altogether by issuing a proposed rule recommending OTC cough and cold products for children under twelve generally not be recognized as safe and effective. On October 8, 2008, the FDA issued a statement supporting the voluntary action of the Consumer Healthcare Product Association (CHPA), of which the Company is a member, to modify product labels for consumers of OTC cough and cold medicines to state “do not use” in children under four years of age. Sales of the Company’s pediatric cough and cold products could be adversely affected by such recommendations.

Pseudoephedrine

The Company produces a number of products that contain the active ingredient pseudoephedrine (PSE), which is indicated as a decongestant. PSE has been under scrutiny as an ingredient illegally used to create methamphetamine. To address this concern, legislation has been enacted at the federal level over the past few years to place restrictions on the sales of PSE products (i.e., Combat Methamphetamine Epidemic Act) and authorizing the DEA to place quotas on the amounts of PSE products that can be manufactured (i.e., the Controlled Substances Act). At the state level, a number of states have introduced or passed legislation placing additional restrictions on the sale of PSE products. In addition, in 2006, the State of Oregon moved PSE products to prescription (Rx) status; since then, at least one other city (Washington, Missouri) has passed similar legislation and a few other states have considered moving PSE products to Rx status. Sales of PSE products by the Company in fiscal year 2009 were approximately $24,000. Sales of PSE products could be adversely affected by action at the state or federal level to place additional restrictions on the sale of PSE products.

Several Arkansas counties, led by and including Independence County, filed a lawsuit against the Company and various manufacturers and distributors of products containing PSE, which can be used to produce methamphetamine, an illegal drug. Through this lawsuit, the plaintiff counties sought to recoup as damages some of the expenses they have incurred to combat methamphetamine use and addiction. They also sought punitive damages, disgorgement of profits and attorneys’ fees. On February 11, 2008, the court granted defendants’ motion for summary judgment and dismissed this case with prejudice. On January 5, 2009, the Eighth Circuit Court of Appeals affirmed the prior district court order and dismissed the case with prejudice. Plaintiffs did not appeal this decision.

Phenylephrine

The Non-Prescription Drug Advisory Committee met on December 14, 2007 to discuss the efficacy of phenylephrine, an active ingredient used in various cough and cold products as a decongestant. The advisory committee vote recommended that available data “is supportive” of the efficacy of phenylephrine at 10 milligrams. In addition, the advisory committee recommended additional supporting evidence to assess the efficacy of a 10 milligram dose of phenylephrine. The recommendations by the advisory committee are not binding on the FDA. It is not known at this time what, if any, further action the FDA or industry will take in response to recommendations of the advisory committee. In fiscal 2009, products containing phenylephrine generated revenues of approximately $64,000. Certain actions by the FDA, such as mandating label and packaging changes, could have an adverse effect on the operating results of the Company.

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

In March 2009, the Dextromethorphan Abuse Reduction Act of 2009 (H.R. 1259) was approved by the U.S. House of Representatives. This legislation, if enacted, would generally prohibit the bulk sale of dextromethorphan. A similar bill (S.1383) was introduced by Senator Durbin that would also impose a federal age limit of 18 years old in order to purchase finished products containing dextromethorphan. At the state level, in fiscal year 2009, a number of states introduced legislation to impose similar age restrictions on purchases of dextromethorphan in finished dosages. However, no such legislation has yet been adopted by a state. It is possible that any of the states or the federal government could introduce and pass legislation imposing additional or different restrictions on the sale of dextromethorphan in finished dosage form, such as requiring a minimum age to purchase product. In fiscal 2009, products containing dextromethorphan generated revenues of approximately $79,000. The Company cannot predict whether any of the proposed legislation will be passed or, if it is passed, its impact on future revenues attributable to these products.

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

In July 2007, the CMS issued a final rule for the calculation of the AMP, which pharmaceutical companies are required to report to the CMS. The CMS intends to use this calculation to help determine reimbursements to pharmacies that dispense medicines to Medicaid beneficiaries. Prior to this ruling, the CMS used the AWP in the calculation of the reimbursement. Additionally, the CMS has decided to publish manufacturer-specific AMP data. In mid-December 2007, a preliminary injunction was granted, resulting in postponement of the actual implementation of the rule. As of August 18, 2009, the relevant court case is still pending, resulting in a continual postponement of the rule. On July 15, 2008, MIPPA became law. The law provides that no AMP data will be made available to the public prior to October 2009. The Company does not know how the new reimbursement model will affect the Company’s pharmacy customers or to what extent these customers will seek to pass on any increased Medicaid costs to the Company. It is also unknown how MIPPA will impact consumers’ access to generic medicines, which could significantly affect the market for these products. The Company cannot predict how the sharing of manufacturer-specific data may impact competition in the marketplace.

On July 14, 2009, Rep. Dingell introduced “America’s Affordable Health Choices Act” (H.R. 3200). As approved by the Committee on Ways and Means, this legislation would eliminate the ability of American families to use funds from flexible spending accounts (FSAs) to purchase OTC medicines. The Company cannot predict how the elimination of allowing families to use FSA’s to purchase OTC medicines would affect the market for OTC products.

Commercialization of New Products / Research and Development

The Company’s future results of operations depend, to a significant degree, upon its ability to successfully commercialize additional OTC and generic drugs and/or innovative pharmaceuticals and API. The Company must develop, test and manufacture generic prescription products as well as prove that its generic prescription products are bioequivalent to their branded counterparts, which often requires bioequivalency studies or even more extensive clinical trials in the case of topical products. OTC drugs may require bioequivalency studies as well. All major products must meet regulatory standards and receive regulatory approvals. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, may be the subject of intellectual property challenges, necessary regulatory approvals may not be obtained in a timely manner, if at all, and the Company may not be able to successfully and profitably produce and market such products. Delays in any part of the process or the Company’s inability to obtain regulatory approval of its products (including products developed by others to which the Company has exclusive marketing rights) could adversely affect operating results by restricting or delaying its introduction of new products. Even upon the successful development of a product, the Company’s customer’s failure to launch a product could adversely affect operating results. Continuous introductions of new products and product categories are critical to the Company’s business. Product margins may decline over time due to the products’ aging life cycles, changes in consumer choice or developments in drug delivery technology. Therefore, new product introductions are necessary for maintenance of the Company’s current financial condition, and if the Company fails to introduce and market new products, the effect on its financial results could be materially adverse.

The Company’s investment in research and development is expected to remain at or slightly above recent levels, as a percentage of sales, due to the Company’s ongoing broadening of its OTC ANDA, topical generic Rx and specialty API product portfolio, as well as several opportunities for new products that are switching from prescription to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party innovator in order to generate new products of this type is a critical element of the Company’s long-term plans. Should the Company fail to attract qualified employees, successfully develop products in a timely manner, or enter into reasonable agreements with third parties, long-term sales growth and profit would be adversely impacted.

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

Store Brand Product Growth

The future growth of domestic store brand products will be influenced, in part, by general economic conditions, which can influence consumers to switch to and from store brand products, consumer perception and acceptance of the quality of the products available, the development of new products and/or product delivery forms, the market exclusivity periods awarded on Rx to OTC switch products and the ongoing or growing strength of the retailers’ brands in the market. The Company does not advertise like the national brand companies and thus is dependent on retailer promotional spending to drive sales volume and increase market share. Growth opportunities for the products in which the Company currently has a significant store brand market share (cough/cold/flu/allergy, analgesic, smoking cessation and gastrointestinal products) will be driven by the ability to offer new products to existing domestic customers. Branded pharmaceutical companies may use state and federal regulatory and legislative means to limit the availability of brand equivalent products. Should store brand growth be limited by any of these factors, there could be a significant adverse impact on the operating results of the Company.

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

Legal Exposure

From time to time, the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters, workers’ compensation, product liability, environmental remediation issues and state or federal regulatory issues. See Item 3 Legal Proceedings. Litigation is unpredictable and can be costly. No assurance can be made that litigation will not have a material adverse effect on the Company’s financial position or results of operations in the future. Similarly, judicial decisions in proceedings to which the Company is not a party may result in the setting of legal precedent that could affect the future operation of the Company’s business. In addition, the Company may face environmental exposures including, for example, those relating to discharges from and materials handled as part of its operations, the remediation of soil and groundwater contaminated hazardous substances or wastes, and the health and safety of its employees. While the Company does not have any material remediation liabilities currently outstanding, the Company may in the future face liability for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its currently or formerly owned property, or from a third party disposal facility that it may have used, without regard to whether the Company knew of, or caused, the presence of the contaminants. The actual or alleged presence of, or failure to remediate properly, these substances could have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. There can be no assurance that environmental liabilities and costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Tax Law Implications

Income tax rate changes by governments and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates for future years. Entry into new tax jurisdictions, whether domestic or international, increases the likelihood of fluctuation. The mix of income between tax jurisdictions in any given quarter can also significantly change the effective tax rate across quarters and years. In addition, changes in tax laws could have a material adverse effect on the Company’s ability to utilize cash in a tax efficient manner.

Customer Issues

Sales to the Company’s largest customer, Wal-Mart, comprised approximately 23% of fiscal 2009 net sales. Should Wal-Mart’s current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company’s financial position and results of operations. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. If the Company’s relationship with one or more of these customers changes significantly, it could have a material adverse impact on the Company’s financial position and results of operations.

Maintaining the supply relationships with the Company’s customers is critical to its success. If the Company is unable to deliver to expected customer service levels, customers may choose to assess penalties, obtain alternate sources for products, withhold new product introductions and/or end the relationship with the Company. The success in recent years of private label marketing programs has increased large retailers’ attention to the importance of their store brand programs and as a result, many are dedicating significant resources to auditing supplier compliance with their quality, ethical and service standards. Customers may limit the level of product sourcing with the Company in protection of the customer’s own interests. Any or all of these factors could have a material adverse impact on the Company’s financial position and results of operations.

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

The Company invests cash and cash equivalents primarily in demand deposits and other short-term instruments with maturities of three months or less at the date of purchase. Since the advent of the global financial crisis in the first calendar quarter of 2008, the Company has maintained a balance between objectives of safety of principal, liquidity and return by investing primarily in U.S., federal, state and local government obligations, direct obligations of local sovereign governments and in bank obligations of the Company’s credit banks meeting a minimum third party credit rating standard. The value of the Company’s assets, including securities held for investment, may be adversely affected by the financial and liquidity crisis.

Further declines in global financial markets could contribute to a reduction of the Company’s stock price, liquidity and overall financial condition.

Business Acquisitions and Divestitures

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

The Company also evaluates the performance of all business units against a “return on invested capital” (ROIC) threshold. Underperforming assets typically have a specific period to improve performance before other strategic alternatives are considered. The Company’s inability to successfully divest or sell assets in a timely manner could have a negative effect on its operations. In addition, the process of divestitures could cause strains on the ongoing operations of the Company.

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

At times, the Company may seek approval to market ANDA products before the expiration of patents for those products, based upon its belief that such patents are invalid, unenforceable or would not be infringed by its products. As a result, the Company may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, the Company may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision or while an appeal of a lower court decision is pending. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in an “at risk” launch can be substantial because, if a patent holder ultimately prevails, the remedies available to such holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits the Company makes from selling the generic version of the product. By electing to proceed in this manner, the Company could face substantial damages if the final court decision is adverse to the Company. In the case where a patent holder is able to prove that the Company’s infringement was “willful” or “exceptional”, the definition of which is subjective, the patent holder may be awarded up to three times the amount of its actual damages. Though the Company has participated in an “at risk” launch in the past, it is currently not marketing any products subject to an “at risk” launch.

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

Manufacturing Facilities

The Company’s U.S. operations are concentrated in Michigan, South Carolina, New York and Florida. Approximately 78% of the Company’s revenues are related to these manufacturing facilities. The Company has concentrated manufacturing facilities in Israel, which comprise approximately 8% of the Company’s revenues. A significant disruption resulting from, but not limited to, fire, tornado, storm, cyber attacks, material supply, insufficient quality, or pandemic at any of the Company’s facilities could impair its ability to develop, produce and/or ship products on a timely basis, which could have a material adverse effect on the Company’s business, financial position and operating results.

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

Customs and Trade Regulation

The Company imports and exports products and raw materials from several jurisdictions around the world. This process involves Company subsidiaries and third parties operating in a number of jurisdictions with different customs and import/

export regulations. The regulations are subject to change from time to time and the Company cannot predict the nature, scope or impact of these changes upon the Company’s operations. The Company is subject to periodic reviews and audits by U.S. and foreign authorities responsible for administering these regulations. To the extent that the Company is unable to successfully defend itself against an audit or review, the Company may be required to pay assessments and penalties and increased duties, which may, individually or in the aggregate, negatively impact the Company’s gross margins and operating results. Certain of the Company’s facilities operate in a special purpose subzone established by the U.S. Department of Commerce Foreign Trade Zone Board, which allows the Company certain tax advantages on products and raw materials shipped through these facilities. If the U.S. Department of Commerce Foreign Trade Zone Board were to revoke the subzone designation or limit its use by the Company, the Company could be subject to increased duties, which may negatively impact the Company’s gross margins and operating results.

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

Goodwill and Other Intangibles

The Company tests goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company’s testing in the 2009 fiscal year resulted in no impairment charges related to goodwill.

Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships and trade names and trademarks. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. See Note 8 for further information regarding impairment of intangible assets.

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

The Company’s senior credit facilities, the agreements governing its senior notes and agreements governing its other indebtedness contain a number of restrictions and covenants that limit the Company’s ability to make distributions or other payments to its investors and creditors unless certain financial tests or other criteria are satisfied. The Company also must comply with certain specified financial ratios and tests. These restrictions could affect the Company’s ability to operate its business and may limit its ability to take advantage of potential business opportunities, such as acquisitions. If the Company does not comply with the covenants and restrictions contained in its senior credit facilities, agreements governing its senior notes and agreements governing its other indebtedness, the Company could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. Any default under the Company’s senior credit facilities or agreements governing its senior notes or other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the Company’s indebtedness is accelerated, there can be no assurance that it would be able to repay or refinance its debt or obtain sufficient new financing.

The Company has various maturity dates associated with it credit facilities, senior notes and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of its indebtedness. Further, there is no assurance that future refinancings or renegotiations of the Company’s senior credit facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following is a list of the primary facilities owned or leased by the Company and the segment(s) that are generally supported by the facility as of August 10, 2009:

	No. of Facilities	Approx. Square Footage		Segments
Location		Owned	Leased

Michigan	24	2,000,000	460,000	Consumer Healthcare, Rx Pharmaceuticals
New York	3	-	267,000	Consumer Healthcare, Rx Pharmaceuticals
South Carolina	3	200,000	260,000	Consumer Healthcare
Florida	2	-	118,000	Consumer Healthcare
Barnsley, U.K.	1	-	100,000	Consumer Healthcare
Braunton, U.K.	1	230,000	-	Consumer Healthcare
Ramos Arizpe, Mexico	3	170,000	30,000	Consumer Healthcare
Guadalajara Jalisco, Mexico	1	27,000	-	Consumer Healthcare
Yeruham, Israel(2)	2	1,003,000	-	Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic Products(1), API, Israel Consumer Products
B’nei-Brak, Israel(2)	4	-	125,000	Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic Products(1), API, Israel Consumer Products
Ramat Hovav, Israel	1	437,000	-	API
Petach-Tikva, Israel	1	216,000	-	Israel Consumer Products
Wiesbaden, Germany	1	-	114,000	API

(1)	Represents operating segment in Other category.
(2)	Amounts include Israel Consumer Products operating segment, which is reported as discontinued operations.

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

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including Joseph Papa and Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value (the “ARS”), had been purchased from Lehman Brothers Holdings, Inc. (Lehman). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman’s bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees.

On June 15, 2009, the Court endorsed a stipulation appointing several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee, namely Laurie Brlas, Gary Kunkle and Ben-Zion Zilberfarb. The amended complaint asserts the same statutory claims and contains the same class action allegations as the original pleading. The amended complaint alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had sold the ARS to the Company and had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. Under a Scheduling Order, the Company has until September 14, 2009 to respond to the amended complaint. The Company believes that the law suit is without merit and intends to defend the case vigorously.

On or about June 2, 2009, a purported shareholder of the Company named Bill Drinkwine filed a purported shareholder derivative complaint in the Circuit Court of Allegan County, Michigan against a number of officers and directors of the Company, including those officers and directors named as defendants in the federal securities suit described above. Like the federal securities suit, the state court complaint alleges that the Company misled investors by failing to disclose, prior to February 3, 2009, that the ARS had been purchased from Lehman and allegedly “became worthless” when Lehman filed for bankruptcy. The complaint asserts that the officer and director defendants violated their fiduciary duties to the Company by selling shares of their personally-held Perrigo stock during the five-month period between Lehman’s bankruptcy filing and the Company’s February 3, 2009 disclosure of the write-down of the value of the ARS. The complaint seeks to “recover” for Perrigo the proceeds received by the officer and director defendants from such stock sales.

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company’s Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors to investigate Mr. Drinkwine’s allegations. The committee retained independent counsel to assist it in that investigation. The committee and its counsel conducted an extensive investigation and concluded that Mr. Drinkwine’s allegations are entirely without merit and, consequently, that it would not be in Perrigo’s best interests for the suit to go forward. Based on the findings of that investigation, the Company plans to seek dismissal of the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding.

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $74,800. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2009.

Additional Item. Executive Officers of the Registrant.

The executive officers of the Company and their ages and positions as of August 10, 2009 were:

Name	Age	Position
Judy L. Brown	41	Executive Vice President and Chief Financial Officer
Thomas M. Farrington	52	Senior Vice President and Chief Information Officer
John T. Hendrickson	46	Executive Vice President, Global Operations and Supply Chain
Todd W. Kingma	49	Executive Vice President, General Counsel and Secretary
Sharon Kochan	41	Executive Vice President, U.S. Generics
Refael Lebel	52	Executive Vice President and President, Perrigo Israel
Jeffrey R. Needham	53	Senior Vice President, Commercial Business Development
Joseph C. Papa	53	Chairman, President and Chief Executive Officer
Jatin Shah, Ph.D.	56	Senior Vice President and Chief Scientific Officer
Michael R. Stewart	57	Senior Vice President, Global Human Resources
James C. Tomshack	58	Senior Vice President, Consumer Healthcare Sales
Louis W. Yu, Ph.D.	59	Senior Vice President, Global Quality and Compliance

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

Dr. Shah was named Senior Vice President and Chief Scientific Officer in June 2005. He served as Vice President of Research and Development for Rx products from February 2004 to June 2005. Previously, Dr. Shah held various senior positions in Research and Development at Mayne Pharma (known previously as Faulding Pharmaceuticals) from June 1996 to January 2004.

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

The Company’s common stock was first quoted and began trading on the NASDAQ Stock Market on December 17, 1991, and now trades on the NASDAQ Global Select Market (NASDAQ) under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd. (Agis), the Company’s common stock also began trading on the Tel Aviv Stock Exchange (TASE) on March 16, 2005.

Set forth below are the high and low prices for the Company’s common stock as reported on NASDAQ for the last eight quarters:

	Fiscal Year
	2009		2008
NASDAQ	High	Low	High	Low
First Quarter	$39.94	$31.15	$23.00	$18.13
Second Quarter	$40.00	$27.72	$36.86	$21.25
Third Quarter	$32.51	$18.54	$39.34	$29.70
Fourth Quarter	$27.85	$23.12	$43.08	$31.79

The number of record holders of the Company’s common stock as of August 10, 2009 was 1,247.

The graph below shows a five-year comparison of cumulative total return for the Company with the cumulative total returns for the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. Data points are, for the Company, the last day of each fiscal year and, for the indices, June 30 of each year. The last day of the Company’s fiscal year for fiscal years 2004 through 2009 is noted in each of the columns below. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG PERRIGO COMPANY, THE NASDAQ STOCK MARKET (U.S.) INDEX,

AND THE NASDAQ PHARMACEUTICAL INDEX

	6/26/2004	6/25/2005	7/1/2006	6/30/2007	6/28/2008	6/27/2009
PERRIGO COMPANY	$100	$76	$87	$107	$179	$154
NASDAQ COMPOSITE	$100	$101	$109	$132	$117	$93
NASDAQ PHARMACEUTICAL	$100	$95	$106	$109	$105	$97

*	$100 invested on June 26, 2004 in stock or index - including reinvestment of dividends.

Indexes calculated on month-end basis.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $19,957, $18,219 and $16,476, or $0.215, $0.195 and $0.178 per share, during fiscal 2009, 2008 and 2007, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

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

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2009	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$68,542
March 29 to May 2	3	$23.85	-	$68,542
May 3 to May 30	3	$27.02	-	$68,542
May 31 to June 27	-	$-	-	$68,542

Total	6		-

(1)	Private party transactions accounted for the purchase of 3 shares in the period from March 29 to May 2 and 3 shares in the period from May 3 to May 30.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. As noted elsewhere in this Form 10-K, for all years presented, the consolidated statements of income and consolidated balance sheet data set in this Form 10-K have been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 3 to the consolidated financial statements in Item 8 for additional information on discontinued operations. The consolidated statement of income data set forth below with respect to the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007 and the consolidated balance sheet data at June 27, 2009 and June 28, 2008 are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended July 1, 2006 and June 25, 2005 and the consolidated balance sheet data for the Company at June 30, 2007, July 1, 2006 and June 25, 2005 are derived from audited consolidated financial statements of the Company not included in this report.

	Fiscal Year
	2009(1)(2)	2008(1)(3)	2007(1)(4)	2006	2005(5)
Statement of Income Data
Net sales	$2,006,862	$1,729,921	$1,368,351	$1,294,160	$1,006,785
Cost of sales	1,410,865	1,212,193	1,001,167	924,785	750,469

Gross profit	595,997	517,728	367,184	369,375	256,316

Operating expenses
Distribution	24,203	25,152	23,478	22,454	17,320
Research and development	77,922	72,191	66,480	52,293	38,419
Selling and administration	231,639	220,429	170,124	174,115	135,378

Subtotal	333,764	317,772	260,082	248,862	191,117

Write-off of in-process research and development	279	2,786	8,252	-	386,800
Restructuring	14,647	2,312	879	8,846	6,382

Total	348,690	322,870	269,213	257,708	584,299

Operating income (loss)	247,307	194,858	97,971	111,667	(327,983)
Interest, net	27,154	17,415	16,110	15,366	1,976
Other expense (income), net	1,269	(503)	(5,271)	(6,333)	(1,234)
Investment impairment	15,104	-	-	-	-

Income (loss) from continuing operations before income taxes	203,780	177,946	87,132	102,634	(328,725)
Income tax expense	62,682	37,749	14,298	34,172	22,967

Income (loss) from continuing operations	141,098	140,197	72,834	68,462	(351,692)
Income (loss) from discontinued operations, net of tax	2,951	(4,424)	963	2,938	(1,291)

Net income (loss)	$144,049	$135,773	$73,797	$71,400	$(352,983)

Basic earnings from continuing operations per share	$1.53	$1.51	$0.79	$0.74	$(4.55)
Diluted earnings from continuing operations per share	$1.51	$1.47	$0.78	$0.73	$(4.55)
Basic earnings per share	$1.56	$1.46	$0.80	$0.77	$(4.57)
Diluted earnings per share	$1.54	$1.43	$0.79	$0.76	$(4.57)
Weighted average shares outstanding:
Basic	92,183	93,124	92,230	92,875	77,313
Diluted	93,629	95,210	93,807	94,105	77,313
Dividends declared per share	$0.215	$0.195	$0.178	$0.168	$0.155

(1)	See Item 7 for management’s discussion of results of operations.
(2)

Includes the results of operations for JBL and Unico for the nine and eight months ended June 27, 2009, respectively, as well as the results of operations for Diba for the eight months ended May 31, 2009.

(3)	Includes the results of operations for Galpharm for the five months ended May 31, 2008.
(4)	Includes the results of operations for Glades for the three months ended June 30, 2007.
(5)	Includes the results of operations for Agis for the three months ended May 31, 2005.

	June 27, 2009	June 28, 2008	June 30, 2007	July 1, 2006	June 25, 2005
Balance Sheet Data
Cash and current portion of investment securities	$316,136	$319,159	$79,411	$45,751	$34,468
Working capital, excluding cash and current portion of investment securities	304,188	318,786	232,421	211,096	206,565
Property and equipment, net	354,317	338,540	316,180	304,659	307,166
Goodwill and other indefinite-lived intangible assets	268,819	287,112	196,218	152,183	150,293
Other intangible assets	214,207	220,724	155,733	132,085	143,051
Restricted cash	400,000	400,000	422,000	400,000	400,000
Total assets	2,536,355	2,578,409	1,925,154	1,750,624	1,704,976
Long-term debt, less current portion	875,000	895,095	650,762	621,717	656,128
Shareholders’ equity	921,921	933,715	754,469	640,744	590,837

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Perrigo Company (the “Company”) traces its history back to 1887. What was started as a small local proprietor selling private label medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 40 billion oral solid doses and several hundred million liquid doses each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories in the U.S., U.K., Mexico and Israel.

The Company is organized into segments according to product and method of distribution: Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. These business units share the same common mission: to offer their customers a high quality pharmaceutical product along different stages of the healthcare lifecycle.

Consumer Healthcare is the world’s largest manufacturer of OTC pharmaceutical and nutritional products for the store brand market. This business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer therefore can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below a comparable national brand product. The Company estimates that its business model saves consumers approximately $1,000,000 annually in their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in all of the current geographies where it currently competes – the U.S., U.K. and Mexico.

The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription drugs in the U.S. The Company defines this portfolio as “extended topical” in nature as it encompasses a broad array of topicals including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions and solutions. The strategy in the Rx Pharmaceutical segment is to be the first to market with those new products that have more difficult to develop formulations and therefore are exposed to less competition.

The API segment develops, manufactures and markets API used worldwide by the generic drug industry and branded pharmaceutical companies. The strategy of the API segment is to focus development efforts on the synthesis of less common molecules for its customers, as well as for the more complex products within the Consumer Healthcare and Rx Pharmaceutical development pipelines.

Each business segment has its own sales and marketing teams focused on servicing the specific requirements of its customer base. All of these business segments share R&D, Supply Chain, Information Technology, Finance, Human Resources and Quality services, all of which are directed out of the Company’s headquarters in Allegan, Michigan.

Over recent years, the Company has been executing a strategy designed to expand its product offering through both advanced research and development (R&D) and acquisitions and to reach new healthcare consumers through entry into new markets. This strategy is accomplished by investing in and continually improving all aspects of its five critical strategic pillars: highest quality, superior customer service, leading innovation, best cost and empowered people. The concentration of common shared service activities around the world and development of centers of excellence in R&D have played an important role in ensuring the consistency and quality of the Company’s five strategic pillars.

Overall, fiscal 2009 was a record year for the Company. Net sales from continuing operations for fiscal 2009 were $2,006,862, an increase of 16% over fiscal 2008. The increase was driven by the Consumer Healthcare segment and included a record $213,500 of consolidated new product sales. Gross profit of $595,997 was an increase of 15% over fiscal 2008. The gross profit percentage in fiscal 2009 was 29.7%, relatively consistent compared to 29.9% last year. Operating expenses were $348,690, an increase of 8% over fiscal 2008. However, as a percentage of net sales, operating expenses were 17.4%, down from 18.7% in fiscal 2008. Income from continuing operations was $141,098, relatively consistent compared to fiscal 2008. Net income was $144,049, an increase of 6% over fiscal 2008. New products, strong demand for the Company’s OTC products, four strategic acquisitions and strict cost management all contributed to the record growth in fiscal 2009.

An aging global population, combined with rapidly rising healthcare costs in most developed countries provides, in management’s view, the ideal landscape for the cost savings offered by the Company’s product portfolio. The economic uncertainty of recent times has encouraged more consumers to switch to high quality store brand OTC products and has accelerated discussions at the governmental level around greater use of generic prescription pharmaceuticals as a way to reduce healthcare spending. Despite the global slowdown, the Company continues to see opportunities for future growth while saving consumers more money at the same time.

Despite the challenges of global commodity inflation, the Company was able to leverage its record net sales into record net income of $144,049. This performance also included several charges to net income of $30,700 for certain asset impairments and restructuring.

Cash flow from operations of $258,345 was also an historic record as the Company effectively managed its working capital during the record net income year.

Growth Strategy and Strategic Transactions

Management expects to grow the Company both organically and inorganically. The Company continually reinvests in its own R&D pipeline and works with partners as necessary to strive to always be first to market with new products. Recent years have seen strong organic growth as a series of very successful new products have been launched in Consumer Healthcare. Inorganic growth is expected to be achieved through expansion into adjacent products, product categories, channels and new geographic markets. While ever-conscious of the challenges associated with the current economic environment, the Company continues to identify opportunities to grow and at the same time positions itself to address the uncertainties that lie ahead. In fiscal 2009, the Company continued its strategic growth through the following acquisitions and partnerships, all of which were funded by the Company’s cash flow and current debt capacity:

Geographic Expansion:

—	Acquisition in June 2008 of Brunel Healthcare Ltd. (Brunel) to expand product offering in the U.K.
—

Acquisition in October 2008 of Laboratorios Diba (Diba) for $24,500 in cash to expand the Company’s product offering and geographic reach in Mexico. The acquisition is expected to add approximately $10,000 of annual sales.

Adjacent Categories:

—

Acquisition in September 2008 of J.B. Laboratories (JBL) for $43,605, including debt assumed, to gain additional FDA-compliant production capacity, as well as to expand the Company’s contract manufacturing revenue base. The acquisition is expected to add approximately $70,000 of annual sales.

—

Acquisition in November 2008 of Unico Holdings (Unico) for $51,853 in cash to enter the Consumer Healthcare store brand pediatric electrolyte business. The acquisition is expected to add approximately $50,000 of annual sales.

Partnerships:

—	Amendments to the May 2008 collaborative agreement with Cobrek Pharmaceuticals (Cobrek) to include two additional products to develop and bring to market.
—	October 2008 entry into a licensing, manufacturing and supply agreement with Medimetriks Pharmaceuticals (Medimetriks) to develop and sell certain Rx dermatology products.
—

In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product brought by Sanofi-Aventis against Teva Pharmaceutical Industries Ltd. (Teva) (formerly Barr Laboratories), a partner with the Company for this product and the holder of the ANDA. Teva received FDA approval for this product on July 31, 2009.

—	April 2009 entry into a joint development agreement between the Company and Medicis Pharmaceutical Corporation (Medicis) to develop a novel proprietary product for future sale.

Strategic Evaluations and Tranformations

The Company’s management evaluates business performance using a Return on Invested Capital (ROIC) metric. This includes evaluating the performance of business segments, manufacturing locations, product categories and capital projects. Business segments are expected to meet or exceed the Company’s weighted average cost of capital each year. Any potential acquisition target would be evaluated on whether it has the capacity to be ROIC-accretive within three years. Capital expenditures and large projects are required to demonstrate that they will contribute positively to ROIC.

As part of this annual strategic review of consolidated ROIC, in March 2009, the Company committed to a plan to divest its Israel Consumer Products business. This divestiture is expected to be completed by the fourth quarter of fiscal 2010. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the consolidated statements of income for all periods presented. Unless otherwise noted, amounts and disclosures throughout Management’s Discussion and Analysis relate to the Company’s continuing operations. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

Also, in the fourth quarter of fiscal 2009, the Company evaluated the API business in the context of the expected future competitive dynamics in API and the strategic focus on specialty molecules and vertical integration. Management determined that the current German API facility was no longer competitive from a global cost position. Accordingly, the Company currently expects to cease all operations at the facility during the first quarter of fiscal 2011. In connection with the future closure of this facility, the Company incurred restructuring charges of $14,647 in its API segment during the fourth quarter of fiscal 2009. Upon closure of the plant, the Company expects to incur costs of approximately $3,300 related to plant shut-down expenses.

To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited, an API manufacturing facility in India, for approximately $12,000 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products currently manufactured in Germany and Israel.

Refer to Item 1. – Business for additional information regarding each of these strategic transactions.

Capital and Liquidity

The Company’s goal in managing its capital structure is to provide sufficient liquidity to enable it to pursue its business goals and objectives. Over its recent history, the Company has placed increased focus on the importance of funding a majority of its core objectives through cash flows from operations. Management is incented to achieve improved cash flows from operations through individual segment operating income and working capital targets and strives to achieve operating cash flows greater than 125% of net income. Capital expenditures are typically targeted at a level to approximate annual depreciation expense. Actual capital expenditures for fiscal 2009 and expected capital expenditures for fiscal 2010 are at slightly higher levels to allow for capacity expansion, quality and technology investments, API strategic changes and integration of new acquisitions. The Company has historically provided shareholder return of capital through its dividend policy, payments under which have increased steadily over recent years. Share repurchases authorized by the Company’s Board of Directors are typically made at levels to help offset the dilutive effects of share based compensation awards. Refer to the Financial Condition, Liquidity and Capital Resources and Results of Operations sections below for a more detailed discussion of the Company’s capital and liquidity.

RESULTS OF OPERATIONS

The Company’s consolidated statements of income, expressed as a percent of net sales, are presented below:

	Fiscal Year
	2009	2008	2007
	%	%	%
Net sales	100.0	100.0	100.0
Cost of sales	70.3	70.1	73.2

Gross profit	29.7	29.9	26.8

Operating expenses
Distribution	1.2	1.5	1.7
Research and development	3.9	4.2	4.9
Selling and administration	11.5	12.7	12.4

Subtotal	16.6	18.4	19.0

Write-off of in-process research and development	0.0	0.1	0.6
Restructuring	0.7	0.1	0.1

Total	17.4	18.6	19.7

Operating income	12.3	11.3	7.1
Interest and other, net	1.4	1.0	0.8
Investment impairment	0.8	-	-

Income from continuing operations before income taxes	10.1	10.3	6.3
Income tax expense	3.1	2.2	1.0

Income from continuing operations	7.0	8.1	5.3
Income (loss) from discontinued operations, net of tax	0.2	(0.3)	0.1

Net income	7.2	7.8	5.4

Consumer Healthcare

	Fiscal Year
	2009	2008	2007
Net sales	$1,638,770	$1,336,140	$1,037,305
Gross profit	$460,135	$377,765	$237,942
Gross profit %	28.1%	28.3%	22.9%

Operating expenses	$226,379	$205,111	$167,420
Operating expenses %	13.8%	15.4%	16.1%

Operating income	$233,756	$172,654	$70,522
Operating income %	14.3%	12.9%	6.8%

Net Sales

Net sales for fiscal 2009 increased 23% or $302,630 compared to fiscal 2008. The increase was comprised of $320,000 of domestic sales offset by a $17,000 decrease in international sales. The domestic increase resulted primarily from incremental year-over-year new product sales of approximately $187,000, mainly in the gastrointestinal and cough/cold categories, along with a $55,000 increase from higher unit sales of existing products primarily in the nutrition, smoking cessation and analgesic categories. The domestic increase was also driven by $92,000 of sales from the acquisitions of JBL and Unico. These combined domestic increases were partially offset by a decline of $14,000 in sales of existing products primarily in the cough/cold category. The decrease in international sales was driven primarily by the impact of unfavorable changes in foreign currency exchange rates of $37,000, as well as the divestiture of the U.K.’s VMS business’s sales of $35,000. These decreases were partially offset by sales from Galpharm, Brunel and Diba of $48,000, as well as by sales from new products of approximately $5,000.

Fiscal 2008 net sales increased 29% or $298,835 compared to fiscal 2007. The increase was comprised of $249,900 of domestic sales and $48,900 of international sales. The domestic increase resulted primarily from $176,200 of new product sales in the cough/cold, smoking cessation, gastrointestinal and nutrition categories. The increase was also driven by a $108,900 increase from higher unit sales of existing products primarily in the analgesics, smoking cessation and cough/cold categories. Existing product growth was driven by the discontinuance of a key competitor in the OTC market toward the end of the third quarter of fiscal 2007. These combined domestic increases were partially offset by a decrease in unit sales of existing products of $3,900 in nutritional product categories and $14,000 in other secondary product categories, as well as a decrease of $17,600 related to the Company’s strategic exit of both fiber laxative and effervescent cough/cold product lines in the second quarter of fiscal 2007. The increase in international sales resulted from new product sales of $15,100 and Galpharm sales of $27,000, as well as $7,300 from favorable foreign currency exchange.

Gross Profit

Gross profit for fiscal 2009 increased 22% or $82,370 compared to fiscal 2008. The increase resulted from higher gross profits attributable to new products, a favorable mix of products sold domestically and gross profits from sales by the acquisitions of Galpharm, Unico and JBL, as well as the absence of a $5,756 charge to cost of sales related to the step-up in value of inventory acquired in the Galpharm acquisition that was recognized in fiscal 2008. These increases were partially offset by higher raw material, production, and inventory obsolescence costs. In addition, fiscal 2009 included the impact of unfavorable changes in foreign currency exchange rates of approximately $15,000 and a $2,923 charge to cost of sales related to the step-ups in value of inventory acquired in the Unico, Diba and JBL acquisitions.

Fiscal 2008 gross profit increased 59% or $139,823 compared to fiscal 2007. The increase resulted from higher gross margins attributable to new products, higher volume on existing products and an overall improvement in manufacturing productivity. These increases were slightly offset by the $5,756 charge to cost of sales related to the step-up in value of inventory acquired in the Galpharm acquisition. In addition, fiscal 2007 included costs related to the product recall described below. The gross profit percentage increased 540 basis points compared to fiscal 2007. This increase was driven primarily by new product sales at a higher gross margin than the existing product portfolio in the Consumer Healthcare segment, as well as the positive impact from manufacturing productivity and the absence of the negative impact of the fiscal 2007 product recall.

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

Operating Expenses

Operating expenses for fiscal 2009 increased 10% or $21,268 compared to fiscal 2008. The increase was due primarily to increased research and development costs of approximately $11,600, administrative expenses of approximately $10,600 and selling expenses of approximately $8,300. The research and development increase was due primarily to the timing of clinical studies, as well as the inclusion of expenses related to Galpharm and JBL. The administrative expense increase was due primarily to the inclusion of expenses related to Galpharm, JBL and Unico, along with higher general corporate charges allocated pro rata to the segment, which were partially offset by a reduction in variable employee benefit-related costs. The majority of the increase in selling costs related to the timing of promotional activities, higher commissions and the inclusion of expenses related to Galpharm and Unico. These increases in research and development, administrative and selling expenses were partially offset by the impact of favorable changes in foreign currency exchange rates of approximately $6,300. As a percentage of sales, year-to-date fiscal 2009 operating expenses decreased 160 basis points compared to fiscal 2008.

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

Rx Pharmaceuticals

	Fiscal Year
	2009	2008	2007
Net sales	$164,163	$161,271	$137,797
Gross profit	$63,801	$58,622	$57,762
Gross profit %	38.9%	36.4%	41.9%

Operating expenses	$34,773	$37,236	$33,766
Operating expenses %	21.2%	23.1%	24.5%

Operating income	$29,028	$21,386	$23,996
Operating income %	17.7%	13.3%	17.4%

Net Sales

Net sales for fiscal 2009 increased 2% or $2,892 compared to fiscal 2008. This increase was due primarily to new product sales of $17,000, as well as increased sales of $9,000 on the Company’s existing portfolio of products. These increases were partially offset by the absence of the fiscal 2008 receipt of a one-time cash payment of $8,500 from a customer in lieu of expected future minimum royalty payments, as agreed upon in a license termination agreement, as well as a reduction in non-product revenue of $6,200 and pricing pressures due to continued competition in the marketplace for generic drugs.

Net sales for fiscal 2008 increased 17% or $23,474 compared to fiscal 2007. This increase was due, in part, to incremental sales of approximately $16,400 attributable to products acquired from Glades Pharmaceuticals, LLC (Glades), as fiscal 2008 included a full year of sales whereas fiscal 2007 included approximately one quarter. The increase in net sales was also due to new product sales of approximately $17,900, increased sales volume of the Company’s existing portfolio of products of approximately $6,700 and the absence of a $5,000 charge for customer-related programs taken in the first half of fiscal 2007, as described below. The increase also included the receipt of the one-time cash payment of $8,500 discussed above. These increases were partially offset by pricing pressure due to increased competition on existing products, as well as a decrease in non-product revenue of approximately $8,200.

In April 2009, the Company entered into a joint development agreement with Medicis. The agreement allows the Company to use its research and development know-how rights to develop a novel proprietary product. The Company recognized $840 in revenue during fiscal 2009 related to the agreement. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments should Medicis begin selling the products being developed.

In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product brought by Sanofi-Aventis against Teva, a partner with the Company for this product and the holder of the ANDA. The Company will share in the costs and benefits of the settlement agreement between Teva and Sanofi-Aventis and Teva’s subsequent marketing of the product under the agreement, which will commence on June 15, 2011 or earlier in certain circumstances. In addition, the Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009 resulting in recognizing revenue in the amount of $2,500. On July 31, 2009, Teva received FDA final approval for its ANDA. This event triggered additional future milestone payments for the Company that will result in a favorable impact going forward for the Rx Pharmaceuticals segment, but this impact is not considered to be significant to the Company’s consolidated operating results.

In October 2008, the Company entered into a licensing, manufacturing and supply agreement with Medimetriks. The Company owns certain intellectual property and know-how rights related to the following dermatology products: mupirocin ointment 2% (Centany®), urea 20% and ammonium lactate 12% foam (combination foam), urea 20% and ammonium lactate 12% medicated soap/wash (combination soap). Medimetriks has experience in selling and marketing dermatology products. The Company recognized $2,000 in revenue during fiscal 2009 related to the agreement with Medimetriks. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments on sales of the products by Medimetriks.

In May 2008, the Company entered into a collaborative agreement with Cobrek, a newly formed entity of Pentech Pharmaceuticals Inc. (Pentech), a privately owned company that specializes in the research and development of niche generic dosage forms. Pentech contributed its ANDA filing for a generic equivalent to Luxiq® foam, a $34,000 branded pharmaceutical product, to the agreement. The Company contributed two of its early stage generic topical pipeline products. One of the two pipeline products, a generic to Evoclin® foam, was submitted to the FDA in August 2008, with a Paragraph IV certification, and is currently subject to Hatch-Waxman patent litigation. This collaborative agreement was amended during fiscal 2009 to include two additional products. The Company recognized $1,450 of revenue related to the joint development of these two additional products in fiscal 2009. The parties will share the development costs and profits generated by these products, with the Company being the exclusive distributor of the collaboration products.

During fiscal 2006, the Company entered into a collaboration agreement with Cephalon Inc. (Cephalon) pursuant to which the parties have been collaborating on the development and manufacture of two drug products. The first product is a topical form of a proprietary Cephalon compound. The second product, which was identified and agreed upon by the parties in late 2006, is another topical form of that compound. The Company holds the authorized generic rights to the products, as well as the rights to manufacture the products for sale to Cephalon at a premium over its fully allocated manufacturing costs. As of June 27, 2009, the Company has received approximately $39,000 in total payments under this agreement. The revenues recognized under this agreement, which totaled $1,000, $13,300 and $20,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, are included within service and royalty revenues. Revenues related to this agreement had a significant positive impact on the gross profit of the Rx Pharmaceuticals segment, but not on the Company’s consolidated gross profit, in fiscal 2007 and 2008.

As noted above, fiscal 2007 results included a reduction in sales related to the Company’s customer programs in the Rx Pharmaceuticals segment. Customer programs are common in the industry and include such items as rebates and chargebacks. The determination of the liability for these programs involves a significant amount of estimation. The Company has a methodology by which it accrues and validates its accrual of these expenses. This methodology includes several variables: inventory reports supplied by wholesalers that indicate inventory levels, detailed computations using historical payments and estimated sell-through to retailers with varying contract prices. The Company evaluated its methodology and made material changes to certain of these estimates in the first half of fiscal 2007 that led to the $5,000 charge. The changes to the methodology were intended to further enhance the accuracy and reliability of the calculation of the liability and to reduce the risk of incremental charges for customer programs beyond the first and second quarter fiscal 2007 charges.

Gross Profit

Gross profit for fiscal 2009 increased 9% or $5,179 compared to fiscal 2008. This increase resulted from recognizing gross profits attributable to new products and higher sales volumes on existing products. This increase was also due to the absence of a $10,346 impairment charge for the write-down of a developed product formulation intangible asset as discussed below. These increases were partially offset by the absence of the fiscal 2008 license termination agreement discussed above, which had contributed a net $5,000 to gross profit, a decrease in gross profit attributable to the decrease in non-product revenue, and pricing pressures due to continued competition in the marketplace for generic drugs.

Gross profit for fiscal 2008 increased slightly by 1% or $860 compared to fiscal 2007. This increase was due primarily to recognizing strong gross margins on new products and products acquired from Glades. This increase was also driven by increased sales volume of the Company’s existing portfolio of products, recognizing a net $5,000 related to a license termination agreement, lower inventory-related costs and the absence of a charge to cost of sales of $4,573 equal to the step-up in the value of inventory resulting from the Glades purchase. These increases were substantially offset by an impairment charge of $10,346 for the write-down of a developed product formulation intangible asset, as discussed below, pricing pressure on existing products and a decrease in gross profit attributable to the decrease in non-product revenue, as discussed above.

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

The fiscal 2008 gross profit percentage decreased 550 basis points compared to fiscal 2007. This decrease was driven primarily by pricing pressure, as well as the impairment charge of $10,346 related to the product formulation intangible asset discussed above.

Operating Expenses

Fiscal 2009 operating expenses decreased 7% or $2,463 compared to fiscal 2008 due primarily to controlled operational spending and lower research and development costs related to the timing of clinical trials.

Fiscal 2008 operating expenses increased 10% or $3,470 compared to fiscal 2007 due primarily to higher research and development costs related to clinical trials, as well as employee-related costs.

API

	Fiscal Year
	2009	2008	2007
Net sales	$136,002	$149,553	$122,143
Gross profit	$47,557	$55,192	$47,162
Gross profit %	35.0%	36.9%	38.6%

Operating expenses	$47,124	$34,717	$28,090
Operating expenses %	34.7%	23.2%	23.0%

Operating income	$433	$20,475	$19,072
Operating income %	0.3%	13.7%	15.6%

Net Sales

Net sales for fiscal 2009 decreased 9% or $13,551 compared to fiscal 2008. This decrease was due primarily to a decline of $9,200 in sales of existing products, the absence of a one-time $4,900 accrual reversal related to a long standing customer contract negotiation recognized in fiscal 2008, along with $4,300 resulting from unfavorable changes in foreign currency exchange rates. These decreases were partially offset by $4,900 of new product sales. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis. The current trend of decreased sales may continue due to these dynamics.

The Company actively enters into exclusive marketing and sales agreements (dossier agreements) related to specific product formulations, for specific geographic areas, for specific periods of time. In fiscal year 2009, the Company recognized approximately $600 of revenue in the API segment related to certain dossier agreements. The Company expects to continue to recognize revenue from these types of agreements in the future.

Net sales for fiscal 2008 increased 22% or $27,410 compared to fiscal 2007. This increase was driven primarily by increased sales volume of existing products of $19,800, new product sales of $10,500 and a one-time $4,900 accrual reversal related to a long standing customer contract negotiation. These increases were partially offset by a decline of approximately $7,800 in sales of a key product.

Gross Profit

Gross profit for fiscal 2009 decreased 14% or $7,635 compared to fiscal 2008. This decrease was due primarily to lower gross profit associated with the sales decline in existing products, the absence of the one-time $4,900 accrual reversal mentioned above, and the impact of unfavorable changes in foreign currency exchange rates of approximately $3,300. These decreases were partially offset by gross profit attributable to new product sales.

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

Operating Expenses

Operating expenses for fiscal 2009 increased 36% or $12,407 compared to fiscal 2008. This increase was due primarily to restructuring costs of $14,647 related to the planned closure of the Company’s German API facility, as discussed in the Overview section above. This increase was partially offset by the impact of favorable changes in foreign currency exchange rates of $2,000.

Operating expenses for fiscal 2008 increased 24% or $6,627 compared to fiscal 2007. The increase was due primarily to increased spending for research and development, higher incentive-related wages and benefits and $2,600 from unfavorable foreign currency exchange.

Other

The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment. Due to the planned divestiture of the Israel Consumer Products business, as discussed above in the Overview section, the Israel Pharmaceutical and Diagnostic Products operating segment represents the totality of the Other category. Accordingly, the operating results of the Israel Consumer Products operating segment are being reported as discontinued operations in the Company’s consolidated statements of income and have been removed from the table and discussion below for all periods presented.

	Fiscal Year
	2009	2008	2007
Net sales	$67,927	$82,957	$71,106
Gross profit	$24,504	$26,149	$24,317
Gross profit %	36.1%	31.5%	34.2%

Operating expenses	$16,824	$19,119	$17,436
Operating expenses %	24.8%	23.0%	24.5%

Operating income	$7,680	$7,030	$6,881
Operating income %	11.3%	8.5%	9.7%

Net Sales

Net sales for fiscal 2009 decreased 18% or $15,030 compared to fiscal 2008. This decrease was driven primarily by a $11,700 impact related to the change in a customer contract discussed below, as well as decreased sales of approximately $3,400 due to changes in the sales mix of products.

A change in a customer contract in fiscal 2009 resulted in a change to the Company’s relationship with a customer whereby the Company is now a distributor to the customer rather than a supplier. As a result of this change and in accordance with Emerging Issues Task Force (EITF) Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, the Company began recognizing sales related to this customer contract on a net basis during fiscal 2009.

Net sales for fiscal 2008 increased 17% or $11,851 compared to fiscal 2007. This increase was due primarily to the impact of favorable changes in foreign currency exchange rates of $7,900, as well as increased sales of approximately $3,900 due to changes in the sales mix of products.

Gross Profit

Gross profit for fiscal 2009 decreased 6% or $1,645 compared to fiscal 2008. This decrease was due primarily to the unfavorable changes in the sales mix of products, partially offset by $600 of favorable changes in foreign currency exchange rates. Gross profit percentage for fiscal 2009 increased 460 basis points compared for fiscal 2008 due primarily to the change in a customer contract relationship discussed above.

Gross profit for fiscal 2008 increased 8% or $1,832 compared to fiscal 2007, due primarily to favorable changes in foreign currency exchange rates.

Operating Expenses

Fiscal 2009 operating expenses decreased 12% or $2,295 compared to fiscal 2008, due primarily to lower employee-related expenses.

Fiscal 2008 operating expenses increased 10% or $1,683 compared to fiscal 2007, due primarily to unfavorable changes in foreign currency exchange rates.

Unallocated Expenses

	Fiscal Year
	2009	2008	2007
Operating expenses	$23,590	$26,687	$22,500

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Fiscal 2009 unallocated expenses decreased 12% or $3,097 compared to fiscal 2008. This decrease was due primarily to $4,800 in lower incentive-related employee wages and benefits, as well as the absence of the $2,786 in-process research and development charge related to the Galpharm acquisition. These decreases were partially offset by the absence of a $1,900 favorable settlement of a pre-acquisition legal claim related to Agis recorded in the first quarter of fiscal 2008, along with an increase in corporate administrative expenses and share-based compensation expense related to performance.

Fiscal 2008 unallocated expenses increased 19% or $4,187 compared to fiscal 2007. This increase was due primarily to $7,800 in higher incentive-related employee wages and benefits, the $2,786 in-process research and development charge related to the Galpharm acquisition and approximately $3,200 of incremental expenses related to business development activities. These increases were partially offset by the $1,900 favorable settlement mentioned above, along with the absence of the $8,252 in-process research and development charge related to the Glades acquisition incurred in fiscal 2007.

Interest and Other (Consolidated)

Fiscal 2009 interest expense was $51,389 compared to $39,044 for fiscal 2008. The increase in interest expense in fiscal 2009 was due primarily to a higher debt balance following the increase in borrowings during the fourth quarter of fiscal 2008. Fiscal 2009 interest income was $24,235 compared to $21,629 for fiscal 2008.

For fiscal 2009, other expense includes $15,104 of an other-than-temporary impairment loss associated with auction rate securities.

Fiscal 2008 interest expense was $39,044 compared to $36,187 for fiscal 2007. Fiscal 2008 interest income was $21,629 compared to $20,077 for fiscal 2007. Other income, net was $503 for fiscal 2008 compared to $5,271 for fiscal 2007. The decrease in other income, net in fiscal 2008 was due primarily to increased foreign currency transaction losses and losses on securities.

Income Taxes (Consolidated)

During the past several years, the impact of international operations has had a more significant effect on the Company’s overall effective tax rate. The Company’s foreign source income is generally derived from jurisdictions with a lower effective tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate compared to what the Company had historically experienced. The relative share of foreign income was 32.4%, 43.5% and 78.3% of total income for fiscal 2009, 2008 and 2007, respectively.

The effective tax rate on continuing operations was 30.8%, 21.2% and 16.4% for fiscal 2009, 2008 and 2007, respectively, largely impacted by the relative share of foreign income in each year. During fiscal 2008, the Company received a favorable tax ruling in Israel that resulted in a one-time tax benefit of $4,222, or a 2.4 percentage point reduction in the effective tax rate. The effective tax rate for fiscal 2007 included a 2.8 percentage point favorable impact related to the restoration of the research and development tax credit.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and the current portion of investment securities decreased $3,023 to $316,136 at June 27, 2009 from $319,159 at June 28, 2008. Working capital from continuing operations, including cash, decreased $17,621 to $620,324 at June 27, 2009 from $637,945 at June 28, 2008.

Net cash provided from operating activities increased $14,030 or 6% to $258,345 for fiscal 2009 compared to $244,315 for fiscal 2008, due primarily to the decreases in inventories and accounts receivable, which were partially offset by higher payroll and related tax payments.

Net cash used for investing activities increased $25,133 or 21% to $146,371 for fiscal 2009 compared to $121,238 for fiscal 2008, due primarily to higher capital expenditures, as well as the absence of net proceeds from the sales of securities.

Capital expenditures for property and equipment for fiscal 2009 of $59,238 were for normal equipment replacement and productivity enhancements as well as manufacturing and office space expansions in the U.S. Capital expenditures for fiscal 2010 are expected to be between $55,000 to $70,000 due primarily to manufacturing plant capacity and footprint expansion commenced in fiscal 2009, investments at newly acquired entities and technology infrastructures and system upgrades. The annual capital expenditures for fiscal 2008 were $44,824.

Net cash used for financing activities increased $289,055 to $115,210 for fiscal 2009 compared to net cash provided from financing activities of $173,845 for fiscal 2008. The increase in cash used for financing activities was due primarily to the absence of borrowings of long-term debt, as well as a decrease in cash generated from the issuance of common stock, which were partially offset by decreased repayments of long-term debt.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions and are funded by available cash or borrowings. On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. This plan will expire on February 2, 2010. The previous repurchase plan was approved on February 8, 2007 and was exhausted during the third quarter of fiscal 2008. The Company has a 10b5-1 plan that allows a broker selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan’s formula, which is generally based on the market price of the Company’s stock. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company repurchased 1,836 shares of common stock for $62,489 during fiscal 2009. The Company repurchased 2,496 and 1,361 shares of common stock for $78,164 and $22,464 during fiscal 2008 and 2007, respectively.

The Company paid dividends of $19,957, $18,219 and $16,476, or $0.215, $0.195 and $0.178 per share, during fiscal 2009, 2008 and 2007, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Dividends paid for the years ended June 27, 2009 and June 28, 2008 are as follows:

Declaration Date	Record Date	Payable	Dividend Declared

Fiscal 2009
May 6, 2009	May 29, 2009	June 16, 2009	$0.055
January 28, 2009	February 27, 2009	March 17, 2009	$0.055
November 4, 2008	November 28, 2008	December 16, 2008	$0.055
August 13, 2008	August 22, 2008	September 16, 2008	$0.050

Fiscal 2008
May 1, 2008	May 25, 2008	June 20, 2008	$0.050
February 1, 2008	February 22, 2008	March 18, 2008	$0.050
October 30, 2007	November 23, 2007	December 18, 2007	$0.050
August 16, 2007	August 24, 2007	September 18, 2007	$0.045

Investment Securities

The Company currently maintains a portfolio of auction rate securities with a total par value of $18,000 and an estimated fair value of $4,961 at June 27, 2009. During the second quarter of fiscal 2009, the Company concluded that an other-than-temporary impairment loss had occurred as a result of diminished credit ratings of the companies that issued these securities and other factors. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within other expense in its consolidated statement of income for the second quarter of fiscal 2009. During the fourth quarter of fiscal 2009, the Company received an updated estimate for the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company recorded an unrealized gain of $503, net of tax, in other comprehensive income. As a result of the tightening of the credit markets beginning in calendar 2008, there is no liquid market for these securities at this time. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

Indebtedness

As of June 27, 2009, the Company had long-term debt, less current maturities, of $875,000 and had an additional $200,000 available on its revolving credit lines from its primary sources of credit described below. As of July 23, 2009, the Company had an additional $125,000 available from its new accounts receivable securitization program described below. The Company’s need for cash includes support of seasonal working capital demands, investment in capital assets, dividend payments, repurchases of common stock, interest payments and acquisition opportunities. Cash, cash equivalents, current portion of investment securities, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends and authorized share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current financial and credit liquidity crisis worsens (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

On May 29, 2008, the Company entered into a Master Note Purchase Agreement (Note Agreement) with various institutional investors providing for the private placement of senior notes consisting of $75,000, 5.97% Series 2008-A senior notes, due May 29, 2015, and $125,000, 6.37% Series 2008-B senior notes, due May 29, 2018 (collectively, the Notes). The obligations under the Notes are guaranteed by certain of the Company’s subsidiaries, and the Notes are secured, on a ratable basis with the Company’s bank debt, by a lien on certain assets of the Company and the subsidiary guarantors. Interest on the Notes is payable semi-annually. The Company may at any time prepay, at a cost, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, debt and interest expense limitations, additional liens, mergers or consolidations, and sales of assets. The Company was in compliance with all Note Agreement covenants as of June 27, 2009.

On April 22, 2008, the Company entered into a Term Loan Agreement (Loan Agreement) to provide for additional term loan borrowings. Under the terms of the Loan Agreement, the initial term loan commitment is $125,000, subject to increase by mutual agreement of the Company and the lenders as specified in the Loan Agreement. The applicable interest rate is determined by the type of loan requested by the Company, with Eurodollar loans bearing interest at the London Interbank Offered Rate (LIBOR) plus an applicable borrowing margin determined by the Company’s leverage ratio over the trailing four quarters and Alternative Base Rate (ABR) loans bearing interest at the highest of the JP Morgan Chase Bank N.A. Prime Rate, the Base CD Rate plus 100 basis points and the Federal Funds Effective Rate plus 50 basis points. As of June 27, 2009, all of the Company’s loans outstanding under the Loan Agreement were Eurodollar loans, and the interest rate was 1.875%. Actual rates for fiscal 2009 ranged from 1.875% to 4.875%. The obligations under the Loan Agreement are guarantied by certain subsidiaries of the Company and are secured by a pledge of 65% of the stock of certain foreign subsidiaries. The Loan Agreement is subject to certain debt level limitations, as specified in the Loan Agreement, as well as restrictive covenants, which are the same as those in the 2005 credit agreement discussed below. The maturity date of the new term loans is April 22, 2013. The Company intends to use the proceeds of the term loans for general corporate purposes and to enhance liquidity.

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks (Credit Agreement) which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the Credit Agreement. Both loans bear an interest rate of ABR or LIBOR plus an applicable margin determined by the Company’s leverage ratio over the trailing four quarters. As of June 27, 2009, the interest rate on the revolving loan was 1.565% and the interest rate on the term loan was 1.675%. Actual rates for fiscal 2009 ranged from 1.565% to 5.1125% for the revolving loan and from 1.675% to 5.2625% for the term loan. Additionally, the Credit Agreement provides for short term swingline loans at negotiable rates of interest subject to a maximum amount of $25,000 drawn at any time. As of June 27, 2009, there were no swingline borrowings outstanding.

The obligations under the Credit Agreement are guarantied by certain subsidiaries of the Company and the Company will guarantee obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans under the Credit Agreement is October 30, 2011. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes and Depreciation (EBITDA) ratios. The Company was in compliance with all Credit Agreement and Loan Agreement covenants as of June 27, 2009.

In conjunction with the Credit Agreement, during the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments. These interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The Company does not use derivative financial instruments for speculative purposes.

The interest rate swap agreements fix the interest rate at 4.77% on an initial notional amount of principal of $50,000 on the revolving loan and $100,000 on the term loan. The interest rate swap agreements expire on March 16, 2010.

The counterparty to the interest rate swap agreement is a commercial bank that has other financing relationships with the Company. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, the Company does not anticipate nonperformance and a material loss would not be expected from any nonperformance. It is the Company’s policy to manage its credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of “A” or better and by distributing the contracts among several financial institutions to diversify credit concentration risk.

Additionally, on March 16, 2005, the Company’s Israeli holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The Company may prepay the loan upon 30 days written notice. The lender may demand prepayment or the Company may prepay the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is included in the balance sheet as a non-current asset. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest earned until the loan has been paid in full or unless it receives consent from the lender. Earned interest is released to the Company on each interest payment date so long as all interest due on the loan has been paid by the Company. As of June 27, 2009, the fair values of the letter of undertaking and the corresponding deposit were $420,502 and $420,574, respectively. As of June 28, 2008, the fair values of the letter of undertaking and the corresponding deposit were $412,323 and $412,373, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.

The Company’s Israeli subsidiary has a debenture for $17,181 with a fixed interest rate of 5.6%. The debenture is guarantied by the Company. The principal of the loan is linked to the increase in the Israel Consumer Price Index (CPI) and is payable in three annual installments; the third and final installment is due December 2009. Prior to the Agis acquisition in March 2005, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. In fiscal 2006, the subsidiary entered into partial termination agreements on the interest rate swaps in the notional amount of $13,000, leaving a swap agreement with a net notional amount of $2,000 in place at June 30, 2007. During fiscal 2008, approximately $11,000 of the notional amounts expired on both the original interest rate swap and the partial termination agreements. During fiscal 2009, the remaining notional amounts of $4,000 on the interest rate swap and $2,000 on the partial termination agreements expired. The subsidiary had also entered into a hedge in the notional amount of approximately $2,000 to protect against extreme changes in LIBOR. This hedge expired during fiscal 2008. These transactions were not formally designated as hedging instruments by management and were recorded at their fair value of $964 in current assets at June 28, 2008. The change in fair value was $799 recorded in interest expense and $901 and $202 recorded in interest income for fiscal 2009, 2008 and 2007, respectively.

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for $500, not to exceed 50% of the joint venture’s debt.

Subsequent to its fiscal 2009 year-end, on July 23, 2009, the Company entered into a $125,000 accounts receivable securitization program (the Securitization Program) with several of its wholly-owned subsidiaries and Bank of America Securities, LLC (Bank of America). Under the terms of the Securitization Program, the subsidiaries will sell certain eligible trade accounts receivables to a wholly-owned bankruptcy remote special purpose entity, Perrigo Receivables, LLC. The Company will retain servicing responsibility. The special purpose entity will then transfer an interest in the receivables to Bank of America. The interest rate on the borrowings is based on the defined commercial paper rate plus 1.75%. If the defined commercial paper rate is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) LIBOR plus 3.00%; (ii) the Federal Funds Rate plus 1.50%; or (iii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a non-use fee of 0.875% is applied to the unutilized portion of the $125,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. The Securitization Program is a 364-day facility that is renewable annually. Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

Contractual Obligations

The Company’s enforceable and legally binding obligations as of June 27, 2009 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table.

	Payment Due by Period
	2010	2011- 2012	2013- 2014	After 2014	Total
Operating leases(1)	$14,462	$17,426	$8,170	$2,368	$42,426
Purchase obligations(2)	279,841	-	-	-	279,841
Short and long-term debt(3)	40,382	181,673	152,225	636,211	1,010,491
Other non-current contractual liabilities reflected on the consolidated balance sheet:
Deferred compensation and benefits(4)	-	-	-	30,586	30,586
Supply agreement(5)	1,000	-	-	-	1,000
Other	2,150	1,996	113	83	4,342

Total	$337,835	$201,095	$160,508	$669,248	$1,368,686

(1)	Used in normal course of business, principally for warehouse facilities and computer equipment.
(2)	Consists of commitments for both materials and services.

(3)	Short and long-term debt includes interest payments, net of interest received on restricted cash deposit, which were calculated using the effective interest rate at June 27, 2009.
(4)

Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, $22,989 has been funded by the Company and is recorded in other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

(5)	Consists of payments related to a supply agreement for a generic prescription drug product.

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

Revenue Recognition and Customer-Related Accruals and Allowances – The Company records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board (FOB) destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A provision is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. A liability is recorded as revenues are recognized for estimated customer program liabilities, as discussed below.

The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates and shelf stock adjustments. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable.

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

Shelf stock adjustments are credits issued to reflect decreases in the selling price of a product and are based upon estimates of the amount of product remaining in a customer’s inventory at the time of the anticipated price reduction. In many cases, the customer is contractually entitled to such a credit. The allowance for shelf stock adjustments is based on specified terms with certain customers, estimated launch dates of competing products and estimated declines in market price.

Changes in these estimates and assumptions may result in additional customer-related accruals and allowances. The following table summarizes activity for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007 in the balance sheet for customer-related accruals and allowances:

	Fiscal Year
	2009	2008	2007
Customer-Related Accruals and Allowances
Balance, beginning of period	$56,509	$51,488	$54,386
Provision recorded	284,575	249,821	207,381
Credits processed	(284,622)	(244,800)	(210,279)

Balance, end of the period	$56,462	$56,509	$51,488

Revenues from non-product arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and developmental services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). If the separate elements meet the requirements of EITF 00-21, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on relative fair value. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $11,394 at June 27, 2009 and $7,511 at June 28, 2008.

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

Significant judgment is required in determining the Company’s liabilities for uncertain tax positions. The Company has established such tax liabilities using management’s best judgment and adjusts these liabilities as warranted by changing facts and circumstances. A change in tax liabilities in any given period could have a significant impact on the Company’s results of operations and cash flows for that period.

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. Goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year. The current year testing in both the second and third quarter resulted in no impairment charge. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K. operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $263,923 at June 27, 2009 and $282,417 at June 28, 2008.

Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, as well as distribution and license agreements, are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts it as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. During the second half of fiscal 2008, additional competition entered the marketplace, exerting significant pressure on a certain product for which the Company holds a developed product formulation intangible asset. As a result, during the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $10,346 within cost of sales in its Rx Pharmaceuticals segment for the write-down of the intangible asset associated with this product. Other intangible assets had a net carrying value of $219,103 at June 27, 2009 and $225,419 at June 28, 2008.

Recently Issued Accounting Standards

See Note 1 of the Notes to Consolidated Financial Statements for information regarding recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks due to changes in interest rates, the liquidity of the securities markets and currency exchange rates.

Interest Rate Risk – The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense on borrowings used to finance acquisitions and working capital requirements.

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure, related to the management of interest rate risk. See Note 10 of the Notes to Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. Because of the use of certain derivative financial instruments and the significant amount of fixed rate debt, the Company believes that a significant fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

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

During the fourth quarter of fiscal 2009, the Company received an updated estimate for the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company recorded an unrealized gain of $503, net of tax, in other comprehensive income. At June 27, 2009, these securities are recorded at a fair value of $4,961. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

The Company makes contributions to its Israeli post employment fund as required by Israeli law. The assets that support this fund are subject to fluctuations in market value. For the year-to-date period ended June 27, 2009, the Company recognized approximately $1,500 in operating expenses related to the decrease in Israeli post employment fund assets.

Foreign Exchange Risk – The Company has operations in the U.K., Israel, Germany and Mexico. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A significant portion of the Company’s Israeli operations make sales in foreign currencies, primarily U.S. dollars and euros, while incurring costs in their local currency. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates while other segments experience a positive impact related to foreign currency exchange. The Company estimates an additional ten percent devaluation of the U.S. dollar relative to the other foreign currencies it transacts business in would have decreased operating income of its foreign operating units by approximately $4,600 for fiscal 2009. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time.

In addition, the Company enters into certain purchase commitments for materials which, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of the Company’s international operations is made using their foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in accumulated other comprehensive income within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of June 27, 2009, the cumulative net currency translation adjustments increased shareholders’ equity by $56,748.

Foreign currency transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than an operating unit’s functional currency. For fiscal 2009, net transaction losses were $3,360.

The Company monitors and strives to manage risk related to foreign currency exchange. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. See Note 10 of the Notes to Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. However, the Company cannot predict future changes in foreign currency exposure. Unfavorable fluctuations could adversely impact earnings.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2009. The framework used in carrying out our evaluation was the Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework.

Based on the evaluation under these frameworks, management has concluded that internal controls over financial reporting were effective as of June 27, 2009. The results of management’s assessment have been reviewed with the Company’s Audit Committee.

Ernst & Young LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this annual report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Perrigo Company

We have audited Perrigo Company’s internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perrigo Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Perrigo Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Perrigo Company as of June 27, 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the fiscal year then ended and our report dated August 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

August 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Shareholders

Perrigo Company

We have audited the accompanying consolidated balance sheet of Perrigo Company as of June 27, 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule for the fiscal year ended June 27, 2009 listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perrigo Company at June 27, 2009, and the consolidated results of its operations and its cash flows for the fiscal year then ended, in conformity with U.S. generally accepted accounting principles.

Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perrigo Company’s internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

August 17, 2009

REPORT OF PREDECESSOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perrigo Company

Allegan, Michigan

We have audited the accompanying consolidated balance sheet of Perrigo Company as of June 28, 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended June 28, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule for the two years in the period ended June 28, 2008 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perrigo Company at June 28, 2008, and the results of its operations and its cash flows for each of the two years in the period ended June 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for the two years in the period ended June 28, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Note 1 to the consolidated financial statements, Perrigo Company changed its method of accounting for uncertain tax positions as of July 1, 2007, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

By:	/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan

August 18, 2008, except Note 3 as it pertains to fiscal years 2008 and 2007, which is as of August 17, 2009

PERRIGO COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year
	2009	2008	2007
Net sales	$2,006,862	$1,729,921	$1,368,351
Cost of sales	1,410,865	1,212,193	1,001,167

Gross profit	595,997	517,728	367,184

Operating expenses
Distribution	24,203	25,152	23,478
Research and development	77,922	72,191	66,480
Selling and administration	231,639	220,429	170,124

Subtotal	333,764	317,772	260,082

Write-off of in-process research and development	279	2,786	8,252
Restructuring	14,647	2,312	879

Total	348,690	322,870	269,213

Operating income	247,307	194,858	97,971
Interest, net	27,154	17,415	16,110
Other expense (income), net	1,269	(503)	(5,271)
Investment impairment	15,104	-	-

Income from continuing operations before income taxes	203,780	177,946	87,132
Income tax expense	62,682	37,749	14,298

Income from continuing operations	141,098	140,197	72,834

Income (loss) from discontinued operations, net of tax	2,951	(4,424)	963

Net income	$144,049	$135,773	$73,797

Earnings (loss) per share(1)
Basic
Continuing operations	$1.53	$1.51	$0.79
Discontinued operations	0.03	(0.05)	0.01

Basic earnings per share	$1.56	$1.46	$0.80
Diluted
Continuing operations	$1.51	$1.47	$0.78
Discontinued operations	0.03	(0.05)	0.01

Diluted earnings per share	$1.54	$1.43	$0.79

Weighted average shares outstanding
Basic	92,183	93,124	92,230
Diluted	93,629	95,210	93,807

Dividends declared per share	$0.215	$0.195	$0.178

(1)	The sum of individual per share amounts may not equal due to rounding.

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 27, 2009	June 28, 2008
Assets
Current assets
Cash and cash equivalents	$316,133	$318,599
Investment securities	3	560
Accounts receivable, net	325,810	317,875
Inventories	384,794	374,782
Current deferred income taxes	41,941	42,241
Income taxes refundable	8,926	10,215
Prepaid expenses and other current assets	23,658	36,951
Current assets of discontinued operations	51,699	58,968

Total current assets	1,152,964	1,160,191

Property and equipment
Land	22,876	22,275
Buildings	262,990	254,030
Machinery and equipment	478,085	443,288

	763,951	719,593
Less accumulated depreciation	(409,634)	(381,053)

	354,317	338,540

Restricted cash	400,000	400,000
Goodwill and other indefinite-lived intangible assets	268,819	287,112
Other intangible assets, net	214,207	220,724
Non-current deferred income taxes	74,438	73,726
Other non-current assets	49,756	63,914
Non-current assets of discontinued operations	21,854	34,202

	$2,536,355	$2,578,409

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$271,537	$235,922
Payroll and related taxes	54,196	70,977
Accrued customer programs	54,461	53,419
Accrued liabilities	61,704	55,055
Accrued income taxes	3,334	3,317
Current deferred income taxes	18,528	24,493
Current portion of long-term debt	17,181	20,095
Current liabilities of discontinued operations	19,620	25,716

Total current liabilities	500,561	488,994

Non-current liabilities
Long-term debt, less current portion	875,000	895,095
Non-current deferred income taxes	139,916	138,158
Other non-current liabilities	87,024	106,453
Non-current liabilities of discontinued operations	11,933	15,994

Total non-current liabilities	1,113,873	1,155,700

Shareholders’ Equity
Preferred stock, without par value, 10,000 shares authorized	-	-
Common stock, without par value, 200,000 shares authorized	452,243	488,537
Accumulated other comprehensive income	50,592	155,184
Retained earnings	419,086	289,994

Total shareholders’ equity	921,921	933,715

	$2,536,355	$2,578,409

Supplemental Disclosures of Balance Sheet Information Related to Continuing Operations
Allowance for doubtful accounts	$11,394	$7,511
Working capital	$620,324	$637,945
Preferred stock, shares issued and outstanding	-	-
Common stock, shares issued and outstanding	92,209	93,311

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock Issued		Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Retained Earnings
	Shares	Amount
Balance at July 1, 2006	92,922	$516,098	$3,593	$77,170	$121,053

Net income	-	-	-	73,797	73,797
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $606 tax	-	-	(1,126)	(1,126)
Foreign currency translation adjustments	-	-	53,074	53,074	-
Change in fair value of investment securities			(1,415)	(1,415)	-
Adjustment from adoption of SFAS 158, net of $1,373 tax	-	-	2,550	-	-
Issuance of common stock under:
Stock options	1,496	15,362	-	-	-
Restricted stock plan	338	-	-	-	-
Compensation for stock options	-	3,793	-	-	-
Compensation for restricted stock	-	5,160	-	-	-
Cash dividends, $0.178 per share	-	-	-	-	(16,476)
Tax effect from stock transactions	-	1,470	-	-	-
Purchases and retirements of common stock	(1,361)	(22,464)	-	-	-

Balance at June 30, 2007	93,395	519,419	56,676	124,330	178,374

Net income	-	-	-	135,773	135,773
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $1,852 tax	-	-	(3,440)	(3,440)	-
Foreign currency translation adjustments	-	-	105,826	105,826	-
Change in fair value of investment securities			(3,453)	(3,453)	-
Post-retirement liability adjustments, net of $229 tax	-	-	(425)	(425)	-
Adjustment to adopt FIN 48	-	-	-	-	(5,934)
Issuance of common stock under:
Stock options	2,393	32,210	-	-	-
Restricted stock plan	19	-	-	-	-
Compensation for stock options	-	2,730	-	-	-
Compensation for restricted stock	-	5,739	-	-	-
Cash dividends, $0.195 per share	-	-	-	-	(18,219)
Tax effect from stock transactions	-	6,603	-	-	-
Purchases and retirements of common stock	(2,496)	(78,164)	-	-	-

Balance at June 28, 2008	93,311	488,537	155,184	234,281	289,994

Net income	-	-	-	144,049	144,049
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $162 tax	-	-	300	300	-
Foreign currency translation adjustments	-	-	(103,450)	(103,450)	-
Change in fair value of investment securities			3,956	3,956	-
Adjustment to adopt FSP FAS 115-2	-	-	(5,000)	(5,000)	5,000
Post-retirement liability adjustments, net of $214 tax	-	-	(398)	(398)	-
Issuance of common stock under:
Stock options	720	10,062	-	-	-
Restricted stock plan	14	-	-	-	-
Compensation for stock options	-	3,313	-	-	-
Compensation for restricted stock	-	7,040	-	-	-
Cash dividends, $0.215 per share	-	-	-	-	(19,957)
Tax effect from stock transactions	-	5,780	-	-	-
Purchases and retirements of common stock	(1,836)	(62,489)	-	-	-

Balance at June 27, 2009	92,209	$452,243	$50,592	$39,457	$419,086

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2009	2008	2007
Cash Flows From (For) Operating Activities
Net income	$144,049	$135,773	$73,797
Adjustments to derive cash flows
Write-off of in-process research and development	279	2,786	8,252
Depreciation and amortization	70,142	69,231	58,032
Restructuring and asset impairment	31,351	12,658	2,913
Share-based compensation	10,353	8,469	8,953
Income tax benefit from exercise of stock options	(3,490)	3,992	1,482
Excess tax benefit of stock transactions	(2,290)	(10,595)	(2,952)
Deferred income taxes	(1,422)	(1,542)	(4,335)

Sub-total	248,972	220,772	146,142

Changes in operating assets and liabilities, net of asset and business acquisitions
Accounts receivable	6,446	(38,742)	(36,812)
Inventories	341	(72,480)	18,786
Income taxes refundable	(1,066)	(6,883)	-
Accounts payable	24,821	67,638	(19,186)
Payroll and related taxes	(20,621)	27,046	(4,956)
Accrued customer programs	1,124	5,450	(1,316)
Accrued liabilities	(13,483)	1,773	1,184
Accrued income taxes	13,201	31,274	18,224
Other	(1,390)	8,467	5,375

Sub-total	9,373	23,543	(18,701)

Net cash from operating activities	258,345	244,315	127,441

Cash Flows (For) From Investing Activities
Purchase of securities	-	(176,298)	(335,016)
Proceeds from sales of securities	-	208,097	312,521
Issuance of note receivable	-	-	(1,000)
Additions to property and equipment	(59,238)	(44,824)	(45,014)
Proceeds from sales of property and equipment	-	-	2,613
Cash acquired in asset exchange	2,115	-	-
Acquisitions of assets	(1,000)	(12,401)	(59,538)
Acquisitions of businesses, net of cash acquired	(88,248)	(83,312)	-
Equity investment	-	(12,500)	-

Net cash for investing activities	(146,371)	(121,238)	(125,434)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(13,736)	(11,776)	(8,295)
Borrowings of long-term debt	-	465,000	130,000
Repayments of long-term debt	(31,380)	(225,801)	(90,000)
Excess tax benefit of stock transactions	2,290	10,595	2,952
Issuance of common stock	10,062	32,210	15,362
Repurchase of common stock	(62,489)	(78,164)	(22,464)
Cash dividends	(19,957)	(18,219)	(16,476)

Net cash (for) from financing activities	(115,210)	173,845	11,079

Effect of exchange rate changes on cash	769	(8,623)	(1,799)

Net increase (decrease) in cash and cash equivalents	(2,467)	288,299	11,287

Cash and cash equivalents of continuing operations, beginning of period	318,599	30,301	19,018
Cash balance of discontinued operations, beginning of period	5	4	-

Cash and cash equivalents, end of period	316,137	318,604	30,305
Less cash balance of discontinued operations, end of period	(4)	(5)	(4)

Cash and cash equivalents of continuing operations, end of period	$316,133	$318,599	$30,301

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$47,066	$37,111	$36,020
Interest received	$24,348	$21,664	$20,079
Income taxes paid	$73,276	$32,718	$12,896
Income taxes refunded	$11,283	$7,693	$11,316

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company, through several wholly-owned subsidiaries, manufactures and sells consumer healthcare products, generic prescription (Rx) drugs, active pharmaceutical ingredients (API) and pharmaceutical and medical diagnostic products primarily in the U.S., Israel, Europe and Mexico. In the U.S., these subsidiaries consist primarily of L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., Perrigo Holland, Inc. (formerly J.B. Laboratories, Inc.) and Perrigo Florida, Inc. (formerly Unico Holdings, Inc.). Outside the U.S., these subsidiaries consist primarily of Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Brunel Pharma Limited (formerly Brunel Healthcare Ltd.) and Galpharm Healthcare Ltd. As used herein, the “Company” means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

Basis of Presentation

The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal years 2009, 2008 and 2007 were comprised of 52 weeks and ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively. The Company has reclassified certain balance sheet amounts in the prior years primarily related to discontinued operations to conform to the current year presentation. The amounts reclassified had no effect on retained earnings or net income.

Discontinued Operations

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company consolidates results of operations and financial position of its U.K., Mexico, Germany, and Israel subsidiaries on a twelve-month period ending in May. All material intercompany transactions and balances have been eliminated in consolidation. The Company owns noncontrolling interests in a Chinese company and an Israeli company. These investments are accounted for using the equity method and are recorded in other non-current assets. The Company’s equity in earnings (losses) of these investees is not material and is included in other income, net. In the fourth quarter of fiscal 2008, the Company obtained a noncontrolling interest in a U.S. pharmaceutical development company. This investment is accounted for using the cost method.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 17, 2009, the date the financial statements were available to be issued. See Note 19 for additional information regarding subsequent events.

International

The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. Gains or losses from foreign currency transactions are included in Other expense (income), net.

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

The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates and shelf stock adjustments, which are recorded as revenues are recognized. Certain of these customer-related accruals and allowances are recorded in the balance sheet as current liabilities, and others are recorded as a reduction in accounts receivable. The accrual or allowance is generally estimated based on contractual requirements and historical performance of the customers involved in the program. Changes in these estimates and assumptions related to customer programs may result in additional accruals or allowances. Customer-related accruals and allowances were $56,462 at June 27, 2009 and $56,509 at June 28, 2008.

Revenues from non-product arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and developmental services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). If the separate elements meet the requirements of EITF 00-21, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on relative fair value. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non- performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract.

Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses incurred by the Company are included in cost of sales.

Financial Instruments

The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable, notes payable and variable rate long-term debt approximates their fair value. See Note 9 for the fair value disclosure of the Company’s restricted cash and fixed rate long-term debt.

At the beginning of its first quarter of fiscal 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), for financial assets and liabilities measured on a recurring basis. This Statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the consolidated financial statements as a result of the adoption of this Statement. The additional disclosure requirements regarding fair value measurements are included in Note 5.

The Company also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159), at the beginning of its first quarter of fiscal 2009. SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Upon adoption, the Company elected not to expand the use of fair value accounting beyond those assets and liabilities currently required to use this basis of measurement.

Derivative Instruments

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates and foreign currency exchange rates. The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended by SFAS 138. Under the provisions of SFAS 133, all derivatives are recognized on the balance sheet at their fair value. Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income within shareholders’ equity, depending on the intended use of the derivative and whether the derivative has been designated by management as a hedging instrument. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $96,000. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s policy to manage its credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of “A” or better and by distributing the contracts among several financial institutions to diversify credit concentration risk.

The Company adopted the provisions of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB SFAS 133” (SFAS 161), at the beginning of its third quarter of fiscal 2009 and applied the requirements of SFAS 161 on a prospective basis. SFAS 161 enhances required disclosures for derivative instruments and hedging activities in order for investors to obtain a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. The additional disclosure requirements regarding derivative instruments and hedging activities are included in Note 10.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits and other short-term investments with maturities of three months or less at the date of purchase.

Investment Securities

The Company determines the appropriate classification of all investment securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. The Company assesses whether temporary or other-than-temporary gains or losses on its investment securities have occurred due to increases or declines in fair value or other market conditions – see Note 5 for the Company’s current year assessment. If losses are considered temporary, they are reported on a net of tax basis within other comprehensive income. With the adoption of FSP FAS 115-2, if losses are considered other-than-temporary, the credit loss portion is charged to operations and the non-credit loss portion is charged to other comprehensive income. Because the Company has determined that all of its investment securities are available-for-sale, unrealized gains and losses are reported, net of tax, as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on investment securities are determined using the specific identification method. Amortization of premiums and discounts are included in interest income.

Accounts Receivable

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for doubtful accounts was $11,394 at June 27, 2009 and $7,511 at June 28, 2008.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory related to research and development is expensed at the point when it is determined the materials have no alternative future use.

The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, current and future customer demand and market conditions. Changes in these conditions may result in additional reserves.

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

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. For fiscal 2009, 2008 and 2007, the required annual testing resulted in no impairment charge. See Note 7 for further information. Goodwill was $263,923 at June 27, 2009 and $282,417 at June 28, 2008.

Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-competition agreements and trade names and trademarks. These assets include those obtained in the acquisitions of Agis Industries (1983) Ltd. (Agis) in fiscal 2005; Glades Pharmaceuticals, LLC in fiscal 2007; Qualis, Inc. and Galpharm Healthcare Ltd. in fiscal 2008; and J.B. Laboratories, Inc., Laboratorios Diba, S.A. and Unico Holdings, Inc. in fiscal 2009. The assets categorized as developed product technology/formulation and product rights, as well as distribution and license agreements and non-competition agreements, are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts it as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. See Note 8 for further information. Other intangible assets had a net carrying value of $219,103 at June 27, 2009 and $225,419 at June 28, 2008.

The Company periodically reviews all other long-lived assets that have finite lives and that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows.

Share-Based Awards

Share-based compensation awards are recognized at fair value in accordance with SFAS 123(R), “Accounting for Share-Based Payment”.

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

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, Accounting for Income Taxes” (FIN 48) on July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect any change in such, to the extent it arises, as a component of its income tax provision or benefit. Further information regarding the adoption of FIN 48 is provided in Note 14.

Research and Development

Research and development are key components of the Company’s business strategy and, while managed centrally on a global basis, are performed in various locations in the U.S. and abroad. Development for the Consumer Healthcare markets focuses on products comparable in formulation, quality and effectiveness to existing national brand OTC products and Rx-to-OTC switch products. Development of generic prescription drugs, primarily for the U.S. market, focuses on complex formulations, many of which require costly clinical endpoint trials. Development of API for the global market also focuses on complex products with high barriers to entry. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

Research and development spending was $77,922 for fiscal 2009, $72,191 for fiscal 2008, and $66,480 for fiscal 2007. In addition, fiscal 2009 included a $279 charge for the write-off of in-process research and development related to the Diba acquisition, fiscal 2008 included a $2,786 charge for the write-off of in-process research and development related to the Galpharm acquisition, and fiscal 2007 included an $8,252 in-process research and development charge related to the Glades acquisition. The fiscal 2009 increase in research and development costs was due to increased investment in the development of new drugs, primarily in the Consumer Healthcare segment. The fiscal 2008 increase was due to an increase in the number of clinical trials and additional internal development activities, as well as the inclusion of ongoing research and development expenses related to Galpharm’s operations during the second half of fiscal 2008. The Company anticipates that research and development expenditures, including legal costs associated with defending Paragraph IV patent litigation, will remain at or slightly above fiscal 2009 levels, as a percentage of sales, in the foreseeable future as the Company continues to cultivate its presence in the generic pharmaceutical market and to develop its internal research and development capabilities.

The Company actively partners with other pharmaceutical companies to collaboratively develop, manufacture and market a particular product or group of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources.

In April 2009, the Company entered into a joint development agreement with Medicis Pharmaceutical Corporation (Medicis). The agreement allows the Company to use its research and development know-how rights to develop a novel proprietary product. The Company recognized $840 in revenue during fiscal 2009 related to the agreement. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments should Medicis begin selling the product(s) being developed.

In October 2008, the Company entered into a licensing, manufacturing and supply agreement with Medimetriks Pharmaceuticals (Medimetriks). The Company owns certain intellectual property and know-how rights related to the following dermatology products: mupirocin ointment 2% (Centany®), urea 20% and ammonium lactate 12% foam (combination foam), urea 20% and ammonium lactate 12% medicated soap/wash (combination soap). Medimetriks has experience in selling and marketing dermatology products. The Company recognized $2,000 in revenue during fiscal 2009 related to the agreement with Medimetriks. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments on sales of the product(s) by Medimetriks.

In May 2008, the Company entered into a collaborative agreement with Cobrek Pharmaceuticals (Cobrek), a newly formed entity of Pentech Pharmaceuticals Inc. (Pentech), a privately owned company that specializes in the research and development of niche generic dosage forms. Pentech contributed its ANDA filing for a generic equivalent to Luxiq® foam, a $34,000 branded pharmaceutical product, to the agreement. The Company contributed two of its early stage generic topical pipeline products. One of the two pipeline products, a generic to Evoclin® foam, was submitted to the FDA in August 2008, with a Paragraph IV certification, and is currently subject to Hatch-Waxman patent litigation. This collaborative agreement was amended during fiscal 2009 to include two additional products. The Company recognized $1,450 of revenue related to the joint development of these two additional products in fiscal 2009. The parties will share the development costs and profits generated by these products, with the Company being the exclusive distributor of the collaboration products. Pentech contributed to Cobrek all of its interests in current and future ANDA filings, including a potential first-to-file on a generic version of Hectorol (doxercalciferol) injectable. The Company invested $12,500 in cash in Cobrek, accounted for on the cost method, in exchange for a minority, noncontrolling ownership position in the company.

During fiscal 2006, the Company entered into a collaboration agreement with Cephalon Inc. (Cephalon) pursuant to which the parties have been collaborating on the development and manufacture of two drug products. The first product is a topical form of a proprietary Cephalon compound. The second product, which was identified and agreed upon by the parties in late 2006, is another topical form of that compound. The Company holds the authorized generic rights to the products, as well as the rights to manufacture the products for sale to Cephalon at a premium over its fully allocated manufacturing costs. As of June 27, 2009, the Company has received approximately $39,000 in total payments under this agreement. The revenues recognized under this agreement, totaled $1,000, $13,300 and $20,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Earnings per Share (EPS)

Basic EPS is calculated using the weighted average number of shares of common stock outstanding during each period. It excludes both the dilutive effects of additional common shares that would have been outstanding if the shares issued under stock incentive plans had been exercised and the dilutive effect of restricted shares and restricted share units, to the extent those shares and units have not vested. Diluted EPS is calculated including the effects of shares and potential shares issued under stock incentive plans, following the treasury stock method.

Recently Issued Accounting Standards

In June 2009, the FASB approved its Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification, which changes the referencing of financial standards, is effective for financial statements for interim or annual financial periods ending after September 15, 2009. The new Codification numbering system prescribed by the FASB is effective for the Company’s fiscal year ending June 26, 2010 beginning in the first quarter. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued two Statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).

SFAS 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and requires additional disclosures.

SFAS 167 amends FASB Interpretation (FIN) No. 46 (R), “Consolidation of Variable Interest Entities”, by changing how a company determines when an entity that is insufficiently capitalized or not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

SFAS 166 and 167 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The Company has not yet determined if the adoption of these Statements will have a material impact on its consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event, as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires entities to disclose the date through which subsequent events were evaluated. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for its fiscal year ended June 27, 2009 and applied the requirements of SFAS 165 on a prospective basis. See Note 19 for additional information regarding subsequent events.

In April 2009, the FASB issued the following FASB Staff Positions (FSP): FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4); FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of

Other-Than-Temporary Impairments” (FSP FAS 115-2); and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). The first two FSPs are both effective for interim and annual periods ending after June 15, 2009, while the latter FSP is effective for interim periods ending after June 15, 2009. The effects of each FSP, upon adoption, are described below.

FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly (that is, forced or distressed). This FSP was effective for the Company’s fiscal 2009 year-end and did not have a material effect on the Company’s consolidated results of operations or its financial position.

FSP FAS 115-2 amends existing guidance for determining whether an impairment is other-than-temporary for debt securities. This FSP requires that an entity recognize noncredit losses on held-to-maturity and available-for-sale debt securities in other comprehensive income (OCI). For held-to-maturity securities, this amount is subsequently accreted from OCI over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset. Subsequent increases and decreases (if not an additional other-than-temporary impairment) in fair value of available-for-sale securities is included in OCI. It also requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in OCI. Upon adoption of this FSP, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated OCI if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The Company adopted FSP FAS 115-2 effective for its fiscal 2009 year-end. See Note 5 for additional information related to the Company’s adoption of FSP FAS 115-2.

FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), to require an entity to provide disclosures about fair value of financial instruments in interim financial information as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, an entity must include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity must disclose the fair value of all financial instruments for which it is practicable to estimate that fair value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. Although this FSP will affect future interim fair value disclosures, it will not impact the Company’s consolidated results of operations or financial position upon adoption, beginning in the first quarter of the Company’s fiscal year ending June 26, 2010.

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

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. This FSP is effective for fiscal years beginning after December 15, 2008. Dividend equivalents on the Company’s unvested share-based payment transactions are forfeited if the corresponding shares do not vest; therefore, FSP EITF 03-06-1 will not have any impact on the Company’s consolidated financial statements upon adoption.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect FSP FAS 142-3 to have a material effect on its consolidated results of operations or its financial position upon adoption.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company’s nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis consist primarily of goodwill and other indefinite-lived intangible assets, as well as intangible assets subject to amortization. Although this Statement will affect future fair value disclosures, it will not impact the Company’s consolidated results of operations or financial position upon adoption, beginning in the first quarter of the Company’s fiscal year ending June 26, 2010.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), to further enhance the accounting and financial reporting related to business combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company’s adoption of SFAS 141(R) will depend upon the extent and magnitude of acquisitions after June 27, 2009. SFAS 141(R) requires transactions costs associated with a business combination to be expensed in the period of the acquisition, which were capitalized in accordance with the existing accounting requirements at the time of the acquisition. The Company expects the most significant effect for the Company to result from the new requirement to capitalize in-process research and development costs, which were required to be expensed in accordance with the existing accounting requirements at the time of the acquisition and have been material in prior acquisitions.

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

In December 2007, the FASB ratified the consensus reached by EITF on Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 focuses on defining a collaborative agreement as well as the accounting for transactions between participants in a collaborative agreement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF 07-1 to have a material effect on its consolidated results of operations or its financial position.

In June 2007, the FASB ratified the consensus reached by EITF on Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is required to be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. EITF 06-11 was effective in the Company’s first quarter of fiscal 2009 and did not have a material effect on the Company’s consolidated results of operations or its financial position.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). The scope of this Issue is focused on the accounting for non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities. The FASB concluded that these types of payments should be deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 06-11 was effective at the beginning of the Company’s first quarter of fiscal 2009 and did not have a material effect on the Company’s consolidated results of operations or its financial position.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 required companies to recognize a net liability or asset and an offsetting net of tax adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The Company adopted SFAS 158 effective for its fiscal year ended June 30, 2007. This adoption of the Statement did not have a material impact on the Company’s financial position and had no impact on its results of operations. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending June 27, 2009. Since the Company’s measurement date was already aligned with its year-end balance sheet date prior to SFAS 158, the adoption of this requirement had no impact on the Company’s consolidated results of operations or financial position.

NOTE 2 – ACQUISITIONS

The Company completed various acquisitions during fiscal 2009 and 2008 as summarized below. Pro forma results of operations have not been presented because the aggregate effects of these acquisitions were not material to the Company’s consolidated financial statements.

Unico Holdings, Inc. – On November 13, 2008, the Company acquired 100% of the outstanding shares of privately-held Unico Holdings, Inc. (Unico) for $51,853 in cash, including $164 of acquisition costs. Based in Lake Worth, Florida, Unico was the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition of Unico expands the Company’s OTC product portfolio in the U.S. The acquisition was accounted for under the purchase method of accounting. The operating results for Unico are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from November 13, 2008 to June 27, 2009. Prior to the acquisition, Unico’s fiscal year began January 1 and ended December 31. After the acquisition, for purposes of consolidation, Unico’s fiscal year is the same as the Company’s fiscal year.

The purchase price through June 27, 2009 was $51,853 and was allocated as follows:

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

The excess of the purchase price over the fair value of net assets acquired, amounting to $22,872, was recorded as goodwill in the consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

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

Laboratorios Diba, S.A. – On October 6, 2008, the Company announced that it acquired 100% of the outstanding shares of privately-held Laboratorios Diba, S.A. (Diba) for $24,500 in cash, including $1,000 of acquisition costs. Based in Guadalajara, Mexico, Diba was a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and ophthalmics. The acquisition of Diba expands the Company’s global presence and product portfolio in Mexico. The acquisition was accounted for under the purchase method of accounting. The operating results for Diba are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from October 6, 2008 to May 31, 2009. Prior to the acquisition, Diba’s fiscal year began January 1 and ended December 31. After the acquisition, for purposes of consolidation, Diba’s fiscal year begins June 1 and ends May 31, the same period followed for the Company’s existing Mexico operations.

The purchase price through June 27, 2009 was $24,500 and was allocated as follows:

Cash	$1,530
Accounts receivable	2,715
Inventory	3,878
Property and equipment	5,639
Other assets	582
Goodwill	9,520
Intangible assets	5,047

Total assets acquired	28,911

Accounts payable	529
Other liabilities	2,271
Deferred tax liabilities	1,611

Total liabilities assumed	4,411

Net assets acquired	$24,500

The excess of the purchase price over the fair value of net assets acquired, amounting to $9,520, was recorded as goodwill in the consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

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

J.B. Laboratories, Inc. – On September 16, 2008, the Company acquired 100% of the outstanding shares of J.B. Laboratories, Inc. (JBL), a privately-held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $43,605, including debt assumed. The acquisition of JBL is expected to provide increased sales revenue and additional FDA-compliant production capacity to help service current and future customer needs. The Company paid $15,582 in cash, including acquisition costs of $436, and assumed $28,023 of existing debt, of which $25,293 was repaid immediately and the remaining $2,730 was repaid in the second quarter of fiscal 2009. The acquisition was accounted for under the purchase method of accounting. The operating results for JBL are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from September 16 to June 27, 2009. Prior to the acquisition, JBL’s fiscal year began January 1 and ended December 31. After the acquisition, for purposes of consolidation, JBL’s fiscal year is the same as the Company’s fiscal year.

The purchase price through June 27, 2009 was $43,605 and was allocated as follows:

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

In connection with the acquisition, the Company accrued $795 for estimated restructuring costs that were included in the allocation of the purchase price. During the third quarter of fiscal 2009, the Company finalized the restructuring plan, which resulted in an adjustment to the restructuring accrual. The restructuring costs consisted of employee termination benefits for 12 employees, which benefits are expected to be paid over the next five months. The activity related to the employee termination benefits is as follows:

Fiscal 2009 Restructuring Employee Termination
Balance at September 27, 2008	$795
Payments	(447)
Adjustments	(264)

Balance at June 27, 2009	$84

The excess of the purchase price over the fair value of net assets acquired, amounting to $6,098, was recorded as goodwill in the consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

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

Brunel Healthcare Ltd. – On June 18, 2008, the Company’s U.K. subsidiary acquired the assets and related liabilities of Brunel Healthcare Ltd. (Brunel), a producer of OTC healthcare products, from NeutraHealth plc in exchange for the Company’s net assets of its vitamins, minerals and supplements (VMS) business. The acquisition was accounted for in accordance with Accounting Principles Bulletin No. 29, “Accounting for Non-Monetary Transactions”, as amended by SFAS 153. The loss on exchange of the Company’s U.K. VMS business was $639. The assets of Brunel were recorded at their fair value, allocated as follows:

Cash	$995
Accounts receivable	849
Inventory	812
Intangible asset – Customer relationships	15,159

Total assets acquired	17,815

Accounts payable	386
Other current liabilities	5,280

Total liabilities assumed	5,666

Net allocated fair value	$12,149

Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. The operating results for Brunel are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from June 18, 2008 to May 31, 2009, which, for consolidation purposes, is consistent with the reporting period for the Company’s existing U.K. operations.

Galpharm Healthcare Ltd. – On January 9, 2008, the Company acquired 100% of the outstanding shares of Galpharm Healthcare Ltd. (Galpharm), a leading supplier of OTC store brand pharmaceutical products sold by supermarkets, drug stores and pharmacies in the U.K., for $83,312. The acquisition of Galpharm expanded the Company’s global presence and complements its existing U.K. business. The Company paid approximately $54,300 in cash, including acquisition costs of $1,500, and assumed approximately $29,000 of existing debt, which was repaid immediately. The acquisition was accounted for under the purchase method of accounting. The operating results for Galpharm were included in the Consumer Healthcare segment of the Company’s condensed consolidated financial statements beginning in the third quarter of fiscal 2008. Prior to the acquisition, Galpharm’s fiscal year began April 1 and ended March 31. After the acquisition, for purposes of consolidation, Galpharm’s fiscal year begins June 1 and ends May 31, the same period followed for the Company’s existing U.K. business.

The purchase price was $83,312 and was allocated as follows:

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

Qualis, Inc. – On March 7, 2007, the Company announced it entered into a purchase agreement to acquire the stock of Qualis, Inc. (Qualis), a privately owned manufacturer of store brand pediculicide products, for $12,401. The assets acquired in this transaction consisted of the intangible assets attributable to the products acquired, which included primarily store brand OTC product formulations that compare to Rid® and Nix® brand products. The transaction closed on July 3, 2007. Accordingly, the acquired assets and operating results related to these products were included in the Consumer Healthcare segment of the Company’s condensed consolidated financial statements beginning in the first quarter of fiscal 2008.

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

NOTE 3 – DISCONTINUED OPERATIONS

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

In the third quarter of fiscal 2009, the Israel Consumer Products business had met the criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), to be accounted for as discontinued operations. As of June 27, 2009, this business has not been sold but has continued to meet the held for sale criteria to be classified as discontinued operations. Accordingly, the Company has reflected the results of this business as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented.

Results of discontinued operations were as follows:

	Fiscal Year
	2009	2008	2007
Net sales	$89,454	$92,210	$79,077

Income before income taxes	$182	$2,498	$1,922
Income tax benefit (expense)	2,769	(6,922)	(959)

Income (loss) from discontinued operations, net of tax	$2,951	$(4,424)	$963

The assets and liabilities classified as discontinued operations as of June 27, 2009 and June 28, 2008 were as follows:

	June 27, 2009	June 28, 2008
Cash	$4	$5
Accounts receivable, net	24,438	32,396
Inventories	26,207	25,191
Prepaid expenses and other current assets	1,050	1,376

Current assets of discontinued operations	$51,699	$58,968

Property and equipment, net	$13,567	$18,356
Other intangible assets, net	3,572	3,908
Other non-current assets	4,715	11,938

Non-current assets of discontinued operations	$21,854	$34,202

Accounts payable	$14,637	$17,385
Accrued payroll and other accrued liabilities	4,983	8,331

Current liabilities of discontinued operations	$19,620	$25,716

Deferred taxes and other non-current liabilities	$11,933	$15,994

Non-current liabilities of discontinued operations	$11,933	$15,994

NOTE 4 – EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows:

	Fiscal Year
	2009	2008	2007
Numerator:
Income from continuing operations	$141,098	$140,197	$72,834
Income (loss) from discontinued operations, net of tax	2,951	(4,424)	963

Net income used for both basic and diluted EPS	$144,049	$135,773	$73,797

Denominator:
Weighted average shares outstanding for basic EPS	92,183	93,124	92,230
Dilutive effect of share-based awards	1,446	2,086	1,577

Weighted average shares outstanding for diluted EPS	93,629	95,210	93,807

Share-based awards outstanding that were anti-dilutive were 225 for fiscal 2009. For fiscal 2008, there were no share-based awards outstanding that were anti-dilutive. For fiscal 2007, share-based awards outstanding that were anti-dilutive were 2,724. These share-based awards were excluded from the diluted EPS calculation.

NOTE 5 – FINANCIAL INSTRUMENTS

Effective June 29, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities. This Statement requires fair value measurements to be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the Company’s financial instruments by the above pricing categories as of June 27, 2009:

Fair Value Measurements as of June 27, 2009 Using:

	Total as of June 27, 2009	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Financial Assets:
Cash equivalents	$159,232	$159,232	$-	$-
Investment securities	5,531	3	-	5,528
Foreign currency forward contracts, net	51	-	51	-
Funds associated with Israeli post employment benefits	17,522	-	17,522	-

Total	$182,336	$159,235	$17,573	$5,528

Financial Liabilities:
Interest rate swap agreements	$4,291	$-	$4,291	$-

Total	$4,291	$-	$4,291	$-

As of June 27, 2009, the Company had $17,522 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets.

The Company’s investment securities include auction rate securities (ARS) totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Historically, the carrying value of ARS approximated their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the credit markets beginning in calendar 2008, ARS have failed to settle at auction resulting in an illiquid market for these types of securities. As a result, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets.

In the absence of a liquid trading market, the Company based its estimates of the fair market value of the ARS it held on, among other things, estimates provided by Lehman Brothers, the firm that managed these investments for the Company. During the third quarter of fiscal 2008, the Company recorded an unrealized loss of $3,453, net of tax, in other comprehensive income (loss). The amount of the write-down was based on, among other things, estimates provided by Lehman Brothers. At that time, the companies that issued these securities continued to maintain their AAA counterparty credit ratings and pay the maximum interest contractually required. In addition, beginning in the third quarter of fiscal 2008, the Company reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.

In the second quarter of fiscal 2009, after Lehman Brothers filed for bankruptcy and ceased to provide estimates to the Company of the value of the auction rate securities, the Company hired an independent third-party valuation firm to assist the Company in estimating the fair value of these securities using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company concluded that an other-than-temporary impairment loss had occurred. The primary drivers of this conclusion were the magnitude of the calculated impairment and the fact that the credit ratings of the companies that had issued these securities had declined since the third quarter of fiscal 2008. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within other expense in its Consolidated Statement of Income for the second quarter of fiscal 2009. Of this loss, $13,542 was attributable to a decline in market value while $1,562 was due to a foreign currency transaction loss as these U.S. dollar-denominated securities are held by the Company’s Israeli subsidiary, which has a shekel functional currency.

During the fourth quarter of fiscal 2009, the Company received an updated estimate for the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company recorded an unrealized gain of $503, net of tax, in other comprehensive income. At June 27, 2009, these securities are recorded at a fair value of $4,961. The Company continued to earn and collect interest on these investments at the maximum contractual rate. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

In accordance with the adoption of FSP FAS 115-2, during the fourth quarter of fiscal 2009, the Company engaged the services of an independent third-party valuation firm to assist the Company in determining the noncredit component of the previously recognized other-than-temporary impairment related to its ARS. Accordingly, the Company recorded a $5,000 adjustment from retained earnings to accumulated OCI to reclassify the noncredit component of the $15,104 other-than-temporary impairment charge it recognized in the second quarter of fiscal 2009.

In addition to ARS, the Company holds certain collateralized debt obligations as of June 27, 2009, totaling $567 backed primarily by U.S. Treasury obligations.

The following table presents a rollforward of the assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at June 27, 2009:

Investment Securities (Level 3)
Balance as of June 29, 2008	$-
Transfers into Level 3	15,101
Previously recorded decline of fair value in other comprehensive income	3,453
Other-than-temporary impairment loss	(13,542)
Unrealized gain on ARS	503
Foreign currency translation	13

Balance as of June 27, 2009	$5,528

At June 27, 2009, all of the Company’s investments in debt and equity securities were classified as available-for-sale, and, as a result, were reported at fair value. The following is a summary of the Company’s available-for-sale securities:

	June 27, 2009	June 28, 2008
Equity securities	$1	$3
Corporate debt securities (ARS)	4,961	14,547
Other debt securities	569	557

Total	$5,531	$15,107

Excluding corporate debt securities, the fair value of available-for-sale investment securities approximated amortized cost as of June 27, 2009 and June 28, 2008. Unrealized gains and losses for investment securities other than corporate debt securities were not material and were included in other comprehensive income, net of tax. The gross realized gains and losses on the sale of these securities are determined using the specific identification method.

	Fiscal Year
	2009	2008	2007
Proceeds from the sale of investment securities	$-	$208,097	$312,521
Gross realized gain	$-	$1,028	$620
Gross realized loss	$-	$1,134	$2,048

The following table summarizes the contractual maturities of debt securities at June 27, 2009:

Less than 1 year	$2
Due in 1 to 5 years	567
Due after 5 years	4,961

Total	$5,530

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows:

	June 27, 2009	June 28, 2008
Finished goods	$168,082	$163,499
Work in process	107,943	107,947
Raw materials	108,769	103,336

	$384,794	$374,782

As of June 27, 2009, inventory balances included additions made during the first half of fiscal 2009 that were attributable to the acquisitions of Unico, Diba, JBL and Brunel, as discussed in Note 2.

NOTE 7 – GOODWILL

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

In the first half of fiscal 2009 there were additions to goodwill in the Consumer Healthcare segment related to the acquisitions of Unico, Diba and JBL. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Rx Pharma- ceuticals	API	Total
Balance as of June 30, 2007	$47,048	$72,426	$76,744	$196,218

Addition – Galpharm acquisition	38,566	-	-	38,566
Goodwill adjustment	-	5,039	3,677	8,716
Currency translation adjustment	499	18,497	19,921	38,917

Balance as of June 28, 2008	86,113	95,962	100,342	282,417
Business acquisitions	38,490	-	-	38,490
Preliminary purchase price allocation adjustment	118	-	-	118
Resolution of pre-acquisition tax contingencies	-	(7,295)	(908)	(8,203)
Currency translation adjustment	(15,576)	(16,660)	(16,663)	(48,899)

Balance as of June 27, 2009	$109,145	$72,007	$82,771	$263,923

During the third quarter of fiscal 2009, goodwill in the Rx Pharmaceuticals and API segments was adjusted for the resolution of pre-acquisition contingencies related to income tax matters associated with the Agis acquisition completed in fiscal 2005.

As further discussed in Note 14, during the first quarter of 2008, the Company recorded a $6,108 adjustment to goodwill for the Rx Pharmaceuticals and API segments upon adoption of FIN 48 on July 1, 2007. A second quarter FIN 48 adjustment of $567 was made to the API segment. A third quarter FIN 48 adjustment of $1,707 was made to the Rx Pharmaceuticals segment. Because these adjustments reflect additional unrecognized tax benefits related to pre-acquisition tax uncertainties associated with the acquisition of Agis, they were recorded as additional goodwill, rather than as a charge to retained earnings for the first quarter, when FIN 48 was adopted, or earnings in the second and third quarter in accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (EITF 93-7).

In addition, during the second quarter of fiscal 2008, the Company recorded a second adjustment to goodwill for the API segment of $334. This adjustment was to record a deferred tax liability for income taxes related to pre-acquisition earnings. In accordance with EITF 93-7, the Company treated this item as an uncertain tax position at the time of the acquisition.

NOTE 8 – OTHER INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consisted of the following:

	June 27, 2009		June 28, 2008
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Intangible assets subject to amortization:
Developed product technology/formulation and product rights	$198,439	$52,092	$226,889	$43,130
Distribution and license agreements	22,646	12,482	23,344	10,213
Customer relationships	61,180	9,207	24,694	5,565
Trademarks	4,643	708	6,275	1,570
Non-competition agreements	2,150	362	-	-

Total	289,058	74,851	281,202	60,478

Intangible assets not subject to amortization:
Trade names and trademarks	4,896	-	4,695	-

Total intangible assets	$293,954	$74,851	$285,897	$60,478

As of June 27, 2009, customer relationships included additions made during the first half of fiscal 2009 that were attributable to the acquisitions of Unico, Diba, JBL and Brunel, as discussed in Note 2. Certain intangible assets, including developed product technology/formulation and product rights, are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded a charge for amortization expense of $22,222, $34,123 and $14,266 for fiscal 2009, 2008 and 2007, respectively, for intangible assets subject to amortization.

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

In the third quarter of fiscal 2008, the Company’s Israeli subsidiary and a customer agreed to terminate a license agreement. The terms of the agreement included a one-time cash payment of $8,500 from the customer in lieu of expected future minimum royalty payments. The Company recognized the full $8,500 in net sales for the Rx Pharmaceuticals segment in the third quarter of fiscal 2008. In addition, as part of the Agis acquisition in March 2005, the Company had recorded an intangible asset related to the license agreement. In the third quarter of fiscal 2008, the Company wrote off the remaining net book value of $3,513, all of which was recognized within cost of sales as an acceleration of amortization expense.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2010	$ 21,000
2011	19,300
2012	19,300
2013	19,100
2014	18,700

NOTE 9 – INDEBTEDNESS AND GUARANTIES

Total borrowings outstanding were $892,181 at June 27, 2009 and $915,190 at June 28, 2008. Total borrowings are presented on the balance sheet as follows:

	June 27, 2009	June 28, 2008
Short-term debt:
Swingline loan	$-	$-
Current portion of long-term debt	17,181	20,095

Total	17,181	20,095

Long-term debt, less current maturities:
Revolving line of credit	50,000	50,000
Term loans	225,000	225,000
Senior notes	200,000	200,000
Letter of undertaking – Israeli subsidiary	400,000	400,000
Debenture – Israeli subsidiary	-	20,095

Total	875,000	895,095

Total debt	$892,181	$915,190

On May 29, 2008, the Company entered into a Master Note Purchase Agreement (Note Agreement) with various institutional investors providing for the private placement of senior notes consisting of $75,000, 5.97% Series 2008-A senior notes, due May 29, 2015, and $125,000, 6.37% Series 2008-B senior notes, due May 29, 2018 (collectively, the Notes). The obligations under the Notes are guaranteed by certain of the Company’s subsidiaries, and the Notes are secured, on a ratable basis with the Company’s bank debt, by a lien on certain assets of the Company and the subsidiary guarantors. Interest on the Notes is payable semi-annually. The Company may at any time prepay, at a cost, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, debt and interest expense limitations, additional liens, mergers or consolidations, and sales of assets. The Company was in compliance with all Note Agreement covenants as of June 27, 2009.

On April 22, 2008, the Company entered into a Term Loan Agreement (Loan Agreement) to provide for additional term loan borrowings. Under the terms of the Loan Agreement, the initial term loan commitment is $125,000, subject to increase by mutual agreement of the Company and the lenders as specified in the Loan Agreement. The applicable interest rate is determined by the type of loan requested by the Company, with Eurodollar loans bearing interest at the London Interbank Offered Rate (LIBOR) plus an applicable borrowing margin determined by the Company’s leverage ratio over the trailing four quarters and Alternative Base Rate (ABR) loans bearing interest at the highest of the JP Morgan Chase Bank N.A. Prime Rate, the Base CD Rate plus 100 basis points and the Federal Funds Effective Rate plus 50 basis points. As of June 27, 2009, all of the Company’s loans outstanding under the Loan Agreement were Eurodollar loans, and the interest rate was 1.875%. Actual rates for fiscal 2009 ranged from 1.875% to 4.875%. The obligations under the Loan Agreement are guarantied by certain subsidiaries of the Company and are secured by a pledge of 65% of the stock of certain foreign subsidiaries. The Loan Agreement is subject to certain debt level limitations, as specified in the Loan Agreement, as well as restrictive covenants, which are the same as those in the 2005 credit agreement discussed below. The maturity date of the new term loans is April 22, 2013. The Company intends to use the proceeds of the term loans for general corporate purposes and to enhance liquidity.

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks (Credit Agreement) which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the Credit Agreement. Both loans bear an interest rate of ABR or LIBOR plus an applicable margin determined by the Company’s leverage ratio over the trailing four quarters. As of June 27, 2009, the interest rate on the revolving loan was 1.565% and the interest rate on the term loan was 1.675%. Actual rates for fiscal 2009 ranged from 1.565% to 5.1125% for the revolving loan and from 1.675% to 5.2625% for the term loan. Additionally, the Credit Agreement provides for short term swingline loans at negotiable rates of interest subject to a maximum amount of $25,000 drawn at any time. As of June 27, 2009, there were no swingline borrowings outstanding and $50,000 of borrowings outstanding under the revolving loan commitment. Remaining availability under the revolving loan commitment was $200,000 as of June 27, 2009.

The obligations under the Credit Agreement are guarantied by certain subsidiaries of the Company and the Company will guarantee obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans under the Credit Agreement is October 30, 2011. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes and Depreciation (EBITDA) ratios. The Company was in compliance with all Credit Agreement and Loan Agreement covenants as of June 27, 2009.

On March 16, 2005, the Company’s Israel holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The Company may prepay the loan upon 30 days written notice. The lender may demand prepayment or the Company may prepay the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. The deposit is included in the balance sheet as a non-current asset. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest earned until the loan has been paid in full or unless it receives consent from the lender. Earned interest is released to the Company on each interest payment date so long as all interest due on the loan has been paid by the Company. As of June 27, 2009, the fair values of the letter of undertaking and the corresponding deposit were $420,502 and $420,574, respectively. As of June 28, 2008, the fair values of the letter of undertaking and the corresponding deposit were $412,323 and $412,373, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.

The Company’s Israeli subsidiary has a debenture for $17,181 with a fixed interest rate of 5.6%. The debenture is guarantied by the Company. The principal of the loan is linked to the increase in the Israel Consumer Price Index (CPI) and is payable in three annual installments; the third and final installment is due December 2009. Prior to the Agis acquisition in March 2005, the subsidiary executed an interest rate swap in the notional amount of approximately $15,000 to exchange the aforementioned terms for linkage to the dollar with the addition of variable interest based on LIBOR plus 2%. In fiscal 2006, the subsidiary entered into partial termination agreements on the interest rate swaps in the notional amount of $13,000, leaving a swap agreement with a net notional amount of $2,000 in place at June 30, 2007. During fiscal 2008, approximately $11,000 of the notional amounts expired on both the original interest rate swap and the partial termination agreements. During fiscal 2009, the remaining notional amounts of $4,000 on the interest rate swap and $2,000 on the partial termination agreements expired. The subsidiary had also entered into a hedge in the notional amount of approximately $2,000 to protect against extreme changes in LIBOR. This hedge expired during fiscal 2008. These transactions were not formally designated as hedging instruments by management and were recorded at their fair value of $964 in current assets at June 28, 2008. The change in fair value was $799 recorded in interest expense and $901 and $202 recorded in interest income for fiscal 2009, 2008 and 2007, respectively.

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for $500, not to exceed 50% of the joint venture’s debt. The estimated fair value of the guaranty is insignificant. The joint venture is accounted for using the equity method of accounting.

The annual maturities of short-term and long-term debt are as follows:

2010	$ 17,181
2011	-
2012	150,000
2013	125,000
2014	-
Thereafter	600,000

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On December 28, 2008, the Company adopted SFAS 161, which required additional financial statement disclosures related to derivative instruments and hedging activities. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to fiscal year periods prior to the date of adoption have not been presented.

The Company accounts for derivatives in accordance with SFAS 133, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income, net of tax. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument are settled.

Interest Rate Swap Agreements

The Company executes interest rate swap agreements to manage its exposure to changes in interest rates related to its long-term borrowings. For interest rate swap agreements designated as cash flow hedges, changes in the fair value of the swap agreements, net of tax, are reported as a component of other comprehensive income.

In conjunction with the Credit Agreement discussed in Note 9, during the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments. These interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

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

The effects of derivative instruments on the Company’s consolidated financial statements were as follows as of June 27, 2009 and for the six months then ended (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet

	June 27, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:

Interest rate swap agreements	Other current assets	$-	Accrued liabilities	$4,291

Foreign currency forward contracts	Other current assets	1,764	Accrued liabilities	449

Total derivatives designated as hedging instruments under SFAS 133		$1,764		$4,740

Derivatives not designated as hedging instruments under SFAS 133:

Foreign currency forward contracts	Other current assets	$26	Accrued liabilities	$1,290

Total derivatives not designated as hedging instruments under SFAS 133		$26		$1,290

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) for the six months ended June 27, 2009

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap agreements	$(622)	Interest, net	$(2,481)	Interest, net	$-

Foreign currency forward contracts	1,500	Net sales	(100)	Cost of sales	37
		Cost of sales	(202)
		Interest, net	38
		Other income (expense), net	511

Total	$878		$(2,234)		$37

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest, net	$(1,195)
Foreign currency forward contracts(1)	Other income (expense), net	1,757

Total		$562

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense (income).

NOTE 11 – POST EMPLOYMENT PLANS

Qualified Profit-Sharing and Investment Plans

The Company has a qualified profit-sharing and investment plan under section 401(k) of the Internal Revenue Code, which covers substantially all domestic employees in Michigan, South Carolina, New York and Florida. The Company’s contributions to the plan are at the discretion of the Board of Directors. Additionally, the Company matches a portion of employees’ contributions. The Company’s contributions to the plan were $12,908, $12,675 and $9,055 in fiscal 2009, 2008 and 2007, respectively.

As a result of the acquisition of JBL, the Company had an additional qualified investment plan under section 401(k) of the Internal Revenue Code, which covered employees at Perrigo Holland, Inc. (formerly J.B. Laboratories, Inc.). The Company’s contributions to the plan were $713 for fiscal 2009. This plan was merged with the plan described above as of January 1, 2009.

Israeli Post Employment Benefits

Israeli labor laws and agreements require the Company to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. The Company’s Israeli subsidiaries also provide retirement bonuses to certain managerial employees. The Company makes regular deposits to retirement funds and purchases insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. The liability related to these post employment benefits, which is recorded in other non-current liabilities, was $23,000 at June 27, 2009. The Company funded $17,522 of this amount, which is recorded in other non-current assets, as of June 27, 2009. As of June 28, 2008, the liability and corresponding asset related to these post employment benefits were $27,777 and $23,076, respectively. The Company’s contributions to the above plans were $1,830, $2,296 and $1,777 for fiscal 2009, 2008 and 2007, respectively.

Deferred Compensation Plans

The Company has non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, the Company owns insurance policies with a cash surrender value of $5,467 at June 27, 2009 and $7,404 at June 28, 2008 that are intended as a long-term funding source for these plans. The assets, which are recorded in other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability, which is recorded in other non-current liabilities, was $7,586 at June 27, 2009 and $7,420 at June 28, 2008.

Postretirement Medical Benefits

The Company provides certain healthcare benefits to eligible U.S. employees and their dependents who meet certain age and service requirements when they retire. Generally, benefits are provided to eligible retirees after age 65 and to their dependents. Increases in the Company contribution for benefits are limited to increases in the CPI. Additional healthcare cost increases are paid through participant contributions. The Company accrues the expected costs of such benefits during a portion of the employees’ years of service. The plan is not funded. Under current plan provisions, the plan is not eligible for any federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy. The unfunded accumulated projected benefit obligation was $2,311 at June 27, 2009 and $2,168 at June 28, 2008. In accordance with SFAS 158, which became effective for the Company in the fourth quarter of fiscal 2007, the Company records unrecognized actuarial gains and losses as a component of accumulated other comprehensive income. As of June 27, 2009 and June 28, 2008, an unrecognized actuarial loss of $398 and $425, respectively, was included in accumulated other comprehensive income on a net of tax basis – see Note 13. Net periodic benefit gain was $344 and $396 in fiscal 2009 and 2008, respectively, and net periodic benefit expense was $307 in fiscal 2007.

NOTE 12 – SHAREHOLDERS’ EQUITY

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $19,957, $18,219 and $16,476, or $0.215, $0.195 and $0.178 per share, during fiscal 2009, 2008 and 2007, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions and are funded by available cash or borrowings. On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. This plan will expire on February 2, 2010. The previous repurchase plan was approved on February 8, 2007 and was exhausted during the third quarter of fiscal 2008. The Company has a 10b5-1 plan that allows a broker selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan’s formula which is generally based on the market price of the Company’s stock. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company repurchased 1,836 shares of common stock for $62,489 during fiscal 2009. The Company repurchased 2,496 and 1,361 shares of common stock for $78,164 and $22,464 during fiscal 2008 and 2007, respectively.

Share-Based Compensation Plans

All share-based compensation for employees and directors is granted under the 2008 Long-Term Incentive Plan, as amended. The plan has been approved by the Company’s shareholders and provides for the granting of awards to its employees and directors. As of June 27, 2009, there were 6,953 shares available to be granted. The purpose of the plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company’s success and prosperity. The awards that are granted under this program primarily include non-qualified stock options, incentive stock options, restricted shares and restricted share units. Restricted shares are generally service based, requiring a certain length of service before vesting occurs, while restricted share units can be either service based or performance based. Performance based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the plan. Awards granted under the plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.

Share-based compensation expense was $10,353 for fiscal 2009, $8,469 for fiscal 2008 and $8,953 for fiscal 2007. The income tax benefit recognized was $4,982 for fiscal 2009, $13,906 for fiscal 2008 and $5,107 for fiscal 2007. As of June 27, 2009, unrecognized share-based compensation expense was $13,152 and will be recognized over approximately 3 years. Proceeds from the exercise of stock options and excess income tax benefits attributable to stock options exercised are credited to common stock.

A summary of activity related to stock options is presented below:

	For the year ended June 27, 2009
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning options outstanding	3,510	$15.47
Granted	276	$35.68
Exercised	(680)	$13.89
Terminated / forfeited	(54)	$16.00

Ending options outstanding	3,052	$17.64	5.99	$33,144

Options exercisable	1,605	$14.98	4.70	$20,570
Options expected to vest	1,390	$20.58	7.41	$12,109

The aggregate intrinsic value for options exercised during the year was $13,700 for fiscal 2009, $43,592 for fiscal 2008 and $12,423 for fiscal 2007. The weighted average fair value per share at the grant date for options granted during the year was $10.43 for fiscal 2009, $5.54 for fiscal 2008 and $5.60 for fiscal 2007. The fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2009	2008	2007
Dividend yield	.7%	1.0%	1.1%
Volatility, as a percent	29.9%	21.8%	24.8%
Risk-free interest rate	2.9%	4.3%	4.8%
Expected life in years after vest date	2.0	3.0	3.0

Volatility used in the valuation model was based on historical volatility. The risk-free interest rate was based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years after vest date was estimated based on past exercise behavior of employees.

A summary of activity related to non-vested restricted shares is presented below:

	For the year ended June 27, 2009
	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning non-vested shares outstanding	305	$16.23
Granted	15	$34.49
Vested	(106)	$17.74
Cancelled	(46)	$14.16

Ending non-vested shares outstanding	168	$17.46	.25	$4,668

The weighted average fair value per share at the date of grant for restricted shares granted during the year was $34.49 for fiscal 2009, $21.43 for fiscal 2008 and $16.31 for fiscal 2007. The total fair value of restricted shares that vested during the year was $1,872 for fiscal 2009, $7,095 for fiscal 2008 and $3,325 for fiscal 2007.

A summary of activity related to non-vested service based restricted share units is presented below:

	For the year ended June 27, 2009
	Number of Non-Vested Service Based Share Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning non-vested service based share units outstanding	223	$21.13
Granted	154	$35.78
Vested	(3)	$24.57
Cancelled	(10)	$26.36

Ending non-vested service based share units outstanding	364	$27.15	1.54	$10,121

The weighted average fair value per share at the date of grant for service based restricted share units granted during the year was $35.78 for fiscal 2009 and $21.12 for fiscal 2008. The total fair value of restricted shares that vested during the year was $63 for fiscal 2009 and $40 for fiscal 2008.

A summary of activity related to non-vested performance based restricted share units is presented below:

	For the year ended June 27, 2009
	Number of Non-Vested Performance Based Share Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning non-vested performance based share units outstanding	252	$23.74
Granted	77	$35.85
Vested	-	$-
Cancelled	(3)	$24.58

Ending non-vested performance based share units outstanding	326	$26.59	1.01	$9,051

The weighted average fair value per share at the date of grant for performance based restricted share units granted during the year was $35.85 for fiscal 2009 and $27.27 for fiscal 2008. The weighted average fair value of performance based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the plan. There were no performance based restricted share units that vested during fiscal 2009. The Company’s first performance based restricted share units will vest in August 2009.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Accumulated other comprehensive income and fiscal year activity consisted of the following:

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post- retirement liability adjustments, net of tax	Accumulated other comprehensive income
Balance as of June 30, 2007	$1,206	$54,372	$(1,452)	$2,550	$56,676
Other comprehensive income (loss)	(3,440)	105,826	(3,453)	(425)	98,508

Balance as of June 28, 2008	(2,234)	160,198	(4,905)	2,125	155,184
Adjustment to adopt FSP FAS 115-2	-	-	(5,000)	-	(5,000)
Other comprehensive income (loss)	300	(103,450)	3,956	(398)	(99,592)

Balance as of June 27, 2009	$(1,934)	$56,748	$(5,949)	$1,727	$50,592

At June 27, 2009, upon adoption of FSP FAS 115-2, the Company recorded a $5,000 adjustment from retained earnings to accumulated OCI to reclassify the noncredit component of the $15,104 other-than-temporary impairment charge it recognized in the third quarter of fiscal 2009.

For fiscal 2009 and 2008, foreign currency translation adjustments reflect the impact of large fluctuations in certain foreign currency values, primarily the Israeli shekel and the British pound sterling, relative to the U.S. dollar.

NOTE 14 – INCOME TAXES

Pre-tax income and the provision for income taxes from continuing operations are summarized as follows:

	Fiscal Year
	2009	2008	2007
Pre-tax income:
U.S.	$137,839	$101,865	$19,298
Foreign	65,941	76,081	67,834

Total	$203,780	$177,946	$87,132

Provision for income taxes:
Current:
Federal	$49,692	$38,769	$1,311
State	4,892	3,924	550
Foreign	11,416	2,112	14,005

Subtotal	66,000	44,805	15,866

Deferred:
Federal	(4,474)	(4,209)	3,498
State	488	140	464
Foreign	668	(2,987)	(5,530)

Subtotal	(3,318)	(7,056)	(1,568)

Total	$62,682	$37,749	$14,298

A reconciliation of the provision based on the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2009	2008	2007
	%	%	%
Provision at Federal statutory rate	35.0	35.0	35.0
State income taxes, net of Federal benefit	2.7	1.3	0.8
Foreign tax rate differences	(5.9)	(9.6)	(5.3)
Expenses not deductible for tax purposes/ deductions not expensed for book, net	(0.7)	(2.2)	(0.5)
Approved enterprise benefit	(2.4)	(3.6)	(11.8)
Israeli tax ruling	-	(2.4)	-
Non-deductible write-off of in-process research and development	-	0.8	-
International capital loss	2.0	-	-
API restructuring – Germany	1.1	-	-
Research and development credit	(1.4)	(0.5)	(3.3)
Other	0.4	2.4	1.5

Effective income tax rate	30.8	21.2	16.4

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, except for Israel taxes on pre-acquisition approved enterprise earnings, because those earnings are considered permanently reinvested in the operations of those subsidiaries. There is approximately $152,300 of foreign earnings and profits for which taxes have not been provided.

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

	Fiscal Year
	2009	2008
Deferred income tax asset (liability):
Property and equipment	$(62,010)	$(62,190)
Inventory basis differences	14,883	12,940
Accrued liabilities	14,598	17,957
Allowance for doubtful accounts	3,544	3,154
Research and development	6,723	9,862
State operating loss carry forwards	1,348	1,654
State credit carry forwards	282	149
International operating loss carry forwards	1,761	927
International capital loss carry forwards	4,013	-
Unearned revenue	2,024	1,813
Share-based compensation	6,647	2,456
Pre-acquisition approved enterprise earnings	(32,031)	(36,654)
Other, net	1,171	2,564

Subtotal	(37,047)	(45,368)
Valuation allowance for carry forwards	(5,018)	(1,316)

Net deferred income tax asset (liability):	(42,065)	(46,684)

The above amounts are classified in the consolidated balance sheet as follows:

	June 27, 2009	June 30, 2008
Assets	$116,379	$115,967
Liabilities	(158,444)	(162,651)

Net deferred income tax asset (liability)	$(42,065)	$(46,684)

At June 27, 2009, the Company had tax effected carry forwards as follows: state net operating losses of $1,348, state credits of $282, international net operating losses of $1,761 and international capital losses of $4,013. At June 27, 2009, tax effected valuation allowances had been provided for state net operating loss carry forwards in the amount of $605, $234 for state credit carry forwards, $166 for international net operating loss carry forwards and $4,013 for international capital loss carry forwards as utilization of such carry forwards within the applicable statutory periods is uncertain. The state net operating loss carry forwards expire through 2028, while the international net operating losses have no expiration. The valuation allowances for these net operating loss carry forwards are adjusted annually, as necessary. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.

Upon adoption of FIN 48 on July 1, 2007, the Company’s total unrecognized tax benefits amounted to $40,676 (including interest, penalties and net of tax), all of which was included in other non-current liabilities. A portion of this liability, $4,883, was accounted for as a reduction to the July 1, 2007 balance of retained earnings and $5,743 was accounted for as an increase to goodwill, as further discussed in Note 7. The remaining $30,050 was reclassified from current accrued income taxes to other non-current liabilities.

The following table summarizes the activity related to amounts recorded for uncertain tax positions, excluding interest and penalties, as of June 27, 2009 and June 28, 2008:

Unrecognized Tax Benefits
Balance at July 1, 2007	$36,009
Additions:
Positions related to the current year	7,856
Positions of prior years	10,465
Reductions:
Positions related to the current year	-
Positions of prior years	(1,218)
Settlements with taxing authorities	-
Lapse of statutes of limitation	-

Balance at June 28, 2008	53,112
Additions:
Positions related to the current year	14,610
Positions of prior years	1,064
Reductions:
Positions related to the current year	-
Positions of prior years	(5,031)
Settlements with taxing authorities	(11,116)
Lapse of statutes of limitation	(4,996)

Balance at June 27, 2009	$47,643

During fiscal 2008, the total liability, including interest and penalties, for uncertain tax positions increased by $26,526, of which $2,274 was accounted for as an increase to goodwill, as further discussed in Note 7, bringing the Company’s total unrecognized tax benefits to $67,202 as of June 28, 2008.

During fiscal 2009, the total liability, including interest and penalties, for uncertain tax positions decreased by $13,270. This reduction is primarily due to the settlement of audit activities, including tax payments, expiring statutes and/or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which the Company operates. The Company’s unrecognized tax benefits as of June 27, 2009, including interest and penalties, totaled $53,932.

Included in the liability for uncertain tax positions at June 27, 2009 and June 28, 2008 were $53,932 and $52,253, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Also included in the liability for unrecognized tax benefits at June 28, 2008 were $14,949 of unrecognized tax benefits associated with liabilities related to acquisitions that were charged to goodwill that, if had been recognized prior to the effective date of SFAS 141(R), would have impacted goodwill in accordance with EITF 97-3.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The impact related to interest and penalties on the effective tax rate for fiscal 2009 amounted to a $6,500 favorable impact resulting from the settlement of audit activities, including tax payments, expiring statutes and/or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which the Company operates. For fiscal 2008, the Company recognized a $7,818 unfavorable impact to the effective tax rate. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $12,057 and $18,586 as of June 27, 2009 and June 28, 2008, respectively.

The Company files income tax returns in the U.S., various state and local jurisdictions, and multiple foreign jurisdictions, and is therefore subject to periodic audits by domestic and foreign tax authorities. Its primary income tax jurisdictions are the U.S. and Israel. Tax years subject to examination by both the IRS and the Israeli Tax Authority include all fiscal years after 2005.

The Company believes that it is reasonably possible that the liability for unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

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

Tax Exemptions in Israel

Certain of the Company’s Israel subsidiaries have been granted approved enterprise status under the Law for the Encouragement of Capital Investments (1959). Income derived from such entities is entitled to various tax benefits beginning in the year the subsidiary first generates taxable income. These benefits apply to an entity depending on certain elections. Certain subsidiaries have elected alternative tax benefits and are entitled to tax exemption for ten years. The period of benefits for these subsidiaries expires through 2016. Certain other subsidiaries have elected investment grant benefits and are entitled to tax exemption for two years followed by a reduced tax rate of 10% to 25% for the five following years. The period of benefits for these subsidiaries, which have not started, expire not later than 2016. Once the benefits period expires, income from these subsidiaries will be taxed at the applicable statutory rate.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through calendar 2014. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2010 – $14,462; 2011 – $10,618; 2012 – $6,808; 2013 – $4,267; 2014 – $3,903 and thereafter – $2,368. Rent expense under all leases was $16,077, $12,550 and $11,681 for fiscal 2009, 2008 and 2007, respectively.

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including Joseph Papa and Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value (the “ARS”), had been purchased from Lehman Brothers Holdings, Inc. (Lehman). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman’s bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees.

On June 15, 2009, the Court endorsed a stipulation appointing several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee, namely Laurie Brlas, Gary Kunkle and Ben-Zion Zilberfarb. The amended complaint asserts the same statutory claims and contains the same class action allegations as the original pleading. The amended complaint alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had sold the ARS to the Company and had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. Under a Scheduling Order, the Company has until September 14, 2009 to respond to the amended complaint. The Company believes that the law suit is without merit and intends to defend the case vigorously.

On or about June 2, 2009, a purported shareholder of the Company named Bill Drinkwine filed a purported shareholder derivative complaint in the Circuit Court of Allegan County, Michigan against a number of officers and directors of the Company, including those officers and directors named as defendants in the federal securities suit described above. Like the federal securities suit, the state court complaint alleges that the Company misled investors by failing to disclose, prior to February 3, 2009, that the ARS had been purchased from Lehman and allegedly “became worthless” when Lehman filed for bankruptcy. The complaint asserts that the officer and director defendants violated their fiduciary duties to the Company by selling shares of their personally-held Perrigo stock during the five-month period between Lehman’s bankruptcy filing and the Company’s February 3, 2009 disclosure of the write-down of the value of the ARS. The complaint seeks to “recover” for Perrigo the proceeds received by the officer and director defendants from such stock sales.

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company’s Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors to investigate Mr. Drinkwine’s allegations. The committee retained independent counsel to assist it in that investigation. The committee and its counsel conducted an extensive investigation and concluded that Mr. Drinkwine’s allegations are entirely without merit and, consequently, that it would not be in Perrigo’s best interests for the suit to go forward. Based on the findings of that investigation, the Company plans to seek dismissal of the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding.

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $74,800. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

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

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt, that is not recorded on the Company’s condensed consolidated balance sheets as of June 27, 2009.

NOTE 16 – QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of the Company’s last eight fiscal quarters. This information below has been prepared on a basis consistent with the Company’s audited consolidated financial statements.

Fiscal 2009	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Net sales	$455,548	$537,203	$505,902	$508,209
Gross profit	$135,987	$146,565	$149,592	$163,853
Income from continuing operations	$38,307	$24,042	$46,469	$32,280
Income (loss) from discontinued operations, net of tax	(349)	951	(572)	2,921

Net income	$37,958	$24,993	$45,897	$35,201
Earnings (loss) per share(5):
Basic
Continuing operations	$0.41	$0.26	$0.51	$0.35
Discontinued operations	(0.00)	0.01	(0.01)	0.03

Basic earnings per share	$0.41	$0.27	$0.50	$0.38
Diluted
Continuing operations	$0.41	$0.26	$0.50	$0.35
Discontinued operations	(0.00)	0.01	(0.01)	0.03

Diluted earnings per share	$0.40	$0.27	$0.49	$0.38
Weighted average shares outstanding
Basic	92,787	92,044	91,967	92,022
Diluted	94,568	93,587	93,153	93,290

Fiscal 2008	First Quarter(6)	Second Quarter	Third Quarter(7)	Fourth Quarter(8)
Net sales	$362,072	$412,927	$480,640	$474,282
Gross profit	$109,424	$122,908	$150,303	$135,093
Income from continuing operations	$33,154	$34,653	$40,230	$32,160
Income (loss) from discontinued operations, net of tax	865	(364)	(263)	(4,662)

Net income	$34,019	$34,289	$39,967	$27,498
Earnings (loss) per share(5):
Basic
Continuing operations	$0.36	$0.37	$0.43	$0.35
Discontinued operations	0.01	(0.00)	(0.00)	(0.05)

Basic earnings per share	$0.37	$0.37	$0.43	$0.30
Diluted
Continuing operations	$0.35	$0.36	$0.42	$0.34
Discontinued operations	0.01	(0.00)	(0.00)	(0.05)

Diluted earnings per share	$0.36	$0.36	$0.42	$0.29
Weighted average shares outstanding
Basic	93,142	93,147	92,854	93,090
Diluted	94,884	95,283	94,955	95,076

(1)	Includes a $639 loss on asset exchange.
(2)

Includes pre-tax charges to cost of sales of $2,187 associated with the step-ups in value of inventory related to the Unico, Diba and JBL acquisitions, a $1,600 fixed asset impairment charge and a pre-tax charge of $279 for the write-off of in-process research and development costs related to the Diba acquisition.

(3)

Includes a charge to other expense of $15,104 for an other-than-temporary impairment loss on the ARS, as well as a pre-tax charge to cost of sales of $736 associated with the step-up in value of inventory related to the Diba acquisition.

(4)	Includes $14,647 of restructuring costs related to the planned closure of the Company’s German API facility.

(5)	The sum of quarterly financial data may vary from the annual data due to rounding. The sum of individual per share amounts may not equal due to rounding.
(6)	Includes a $1,900 reduction in administrative costs due to a settlement of a pre-acquisition legal claim related to Agis and a $4,222 one-time benefit from a favorable tax ruling in Israel.
(7)

Includes recognizing a net $4,987 in pre-tax income related to a license agreement termination with a customer, an increase in sales due to a one-time accrual reversal of $4,900 related to a long standing customer negotiation, a pre-tax charge to cost of sales of $2,878 associated with the step-up in value of inventory related to the Galpharm acquisition, a pre-tax charge of $2,786 for the write-off of in-process research and development costs and $348 for restructuring costs.

(8)

Includes pre-tax charges of $10,346 related to an impairment of a developed product formulation intangible asset, $2,878 associated with the step-up in value of inventory related to the Galpharm acquisition and $1,964 for restructuring costs.

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three reportable segments, aligned primarily by type of product: Consumer Healthcare, Rx Pharmaceuticals and API, along with an Other category. The Consumer Healthcare segment includes the U.S., U.K. and Mexico operations supporting the sale of OTC pharmaceutical and nutritional products. The Rx Pharmaceuticals segment includes the development and sale of generic prescription drug products. The API segment includes the development and manufacturing of API products in Israel and Germany. The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment. This operating segment does not individually meet the quantitative thresholds required to be a reportable segment. Prior to the third quarter of fiscal 2009, the Other category also included the Company’s Israel Consumer Products operating segment, which also did not meet the quantitative thresholds required to be a reportable segment. As discussed in Note 3, beginning in the third quarter of fiscal 2009, the operating results of the Israel Consumer Products operating segment are being reported as discontinued operations in the Company’s consolidated statements of income and have been removed from the table below for all periods presented. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1.

The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. For fiscal 2009, 2008 and 2007, unallocated expenses included a one-time write-off of in-process research and development of $279 related to the assets acquired from Diba, $2,786 related to the assets acquired from Galpharm and $8,252 related to the assets acquired from Glades, respectively. The Consumer Healthcare segment incurred restructuring charges of $2,312 and $879 for fiscal 2008 and 2007, respectively, which are further discussed below in Note 18. Also in the Consumer Healthcare segment, asset impairment charges of $1,600 and $2,034 were incurred in fiscal 2009 and 2007, respectively. As discussed in Note 8, in fiscal 2008, the Rx Pharmaceuticals segment recognized an intangible asset impairment charge of $10,346 as well as an acceleration of amortization expense of $3,513. In fiscal 2009, the API segment incurred restructuring charges of $14,647, which are further discussed below in Note 18.

Revenues generated outside the U.S. for fiscal 2009, 2008 and 2007 were $399,609, $463,677 and $377,085, respectively, primarily in Israel, the U.K. and Mexico. The Company attributes revenues to countries outside of the U.S. based on the location of its customers. As of June 27, 2009 and June 28, 2008, the net book value of property and equipment located outside the U.S. was $130,818 and $165,320, respectively. Approximately $90,000 of property and equipment was located in Israel as of June 27, 2009. One customer in the Consumer Healthcare segment accounted for 23% of net sales in fiscal 2009, 21% in fiscal 2008 and 22% in fiscal 2007.

	Consumer Healthcare	Rx Pharma- ceuticals	API	Other	Unallocated expenses	Total
Fiscal 2009
Net sales	$1,638,770	$164,163	$136,002	$67,927	-	$2,006,862
Operating income	$233,756	$29,028	$433	$7,680	$(23,590)	$247,307
Operating income %	14.3%	17.7%	0.3%	11.3%	-	12.3%
Total assets	$1,721,770	$400,341	$244,607	$96,084	-	$2,462,802
Capital expenditures	$47,962	$3,723	$4,348	$2,722	-	$58,755
Property and equip, net	$256,396	$21,256	$63,184	$13,481	-	$354,317
Depreciation/amortization	$37,204	$17,767	$10,531	$2,354	-	$67,856

Fiscal 2008
Net sales	$1,336,140	$161,271	$149,553	$82,957	-	$1,729,921
Operating income	$172,654	$21,386	$20,475	$7,030	$(26,687)	$194,858
Operating income %	12.9%	13.3%	13.7%	8.5%	-	11.3%
Total assets	$1,603,558	$466,688	$295,863	$119,130	-	$2,485,239
Capital expenditures	$25,729	$6,044	$9,386	$1,614	-	$42,773
Property and equip, net	$208,645	$27,270	$87,071	$15,554	-	$338,540
Depreciation/amortization	$29,608	$22,683	$12,247	$2,333	-	$66,871

Fiscal 2007
Net sales	$1,037,305	$137,797	$122,143	$71,106	-	$1,368,351
Operating income	$70,522	$23,996	$19,072	$6,881	$(22,500)	$97,971
Operating income %	6.8%	17.4%	15.6%	9.7%	-	7.2%
Total assets	$1,134,443	$378,944	$249,860	$84,717	-	$1,847,964
Capital expenditures	$16,615	$8,969	$16,572	$1,726	-	$43,882
Property and equip, net	$206,780	$24,520	$72,364	$12,516	-	$316,180
Depreciation/amortization	$31,239	$10,714	$10,663	$3,744	-	$56,360

NOTE 18 – RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2009, the Company determined that its German API facility was no longer competitive from a global cost position, and accordingly, the Company currently expects to cease all operations at the facility during the first quarter of fiscal 2011. In connection with the future closure of this facility, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge in its API segment of $5,735 in the fourth quarter of fiscal 2009 to reflect the difference between carrying value and the estimated fair value, based on quoted market prices, of the affected assets. An additional charge of $2,160 was recorded in the fourth quarter of fiscal 2009 related to the removal of fixed assets from the facility for transfer and sale. The Company also recorded a charge of $6,752 related to employee termination benefits for 73 employees, which benefits are expected to be paid over the following 15 months. All of the charges discussed above are included in the restructuring line of the consolidated statement of income for fiscal 2009. As of June 27, 2009, no amounts related to employee termination benefits have been paid out. Upon closure of the plant, the Company expects to incur costs of approximately $3,300 related to plant shut-down expenses.

In the fourth quarter of fiscal 2008, due to the expected loss of future contract manufacturing business with a customer beginning in the first quarter of fiscal 2009, the Company’s U.K. subsidiary made the decision to restructure its workforce in order to better align its resources based on future production needs. As a result of this restructuring plan, the Company’s U.K. subsidiary recorded a charge of $1,821 in the fourth quarter of fiscal 2008 in the Company’s Consumer

Healthcare segment related to employee termination benefits for 108 employees, of which $1,403 had been paid as of June 28, 2008. During fiscal 2009, the Company made payments of $355 to employees and expects to pay the remaining $63 by the end of its first quarter of fiscal 2010. The activity of the restructuring reserve is detailed in the following table:

Fiscal 2009 Restructuring Employee Termination
Balance at June 28, 2008	$418
Payments	(355)

Balance at June 27, 2009	$63

In the third quarter of fiscal 2008, due to an evaluation of its current capacity utilization of its U.S. distribution facilities, as well as freight consolidation opportunities based on its customers’ geographical locations, the Company made the decision to close its West Coast distribution center. In connection with this closure, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge of $151 in the Company’s Consumer Healthcare segment in the third quarter of fiscal 2008 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company recorded a charge of $197 related to employee termination benefits for six employees in the third quarter of fiscal 2008, all of which was paid as of December 27, 2008. During the fourth quarter of fiscal 2008, the Company incurred charges of approximately $143 related to facility closing costs. The charges for asset impairment and employee termination benefits were included in the restructuring line of the consolidated statement of income for fiscal 2008. The charges for asset impairment, employee termination benefits and facility closing costs are included in the restructuring line of the consolidated statement of income for fiscal 2008.

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

NOTE 19 – SUBSEQUENT EVENTS

On June 27, 2009, the Company adopted SFAS 165, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued and disclose in the notes the date through which the entity has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (that is, recognized subsequent events), and the second type consists of events or transactions that provide additional evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events).

The Company has evaluated subsequent events through August 17, 2009, the date the financial statements are available to be issued, and has concluded that no recognized subsequent events have occurred since its fiscal 2009 year ended June 27, 2009. Two nonrecognized subsequent events have occurred since June 27, 2009, as described below.

On July 23, 2009, the Company entered into a $125,000 accounts receivable securitization program (the Securitization Program) with several of its wholly-owned subsidiaries and Bank of America Securities, LLC (Bank of America). Under the terms of the Securitization Program, the subsidiaries will sell certain eligible trade accounts receivables to a wholly-owned bankruptcy remote special purpose entity, Perrigo Receivables, LLC. The Company will retain servicing responsibility. The special purpose entity will then transfer an interest in the receivables to Bank of America. The interest rate on the borrowings is based on the defined commercial paper rate plus 1.75%. If the defined commercial paper rate is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) LIBOR plus 3.00%; (ii) the Federal Funds Rate plus 1.50%; or (iii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a non-use fee of 0.875% is applied to the unutilized portion of the $125,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. The Securitization Program is a 364-day facility that is renewable annually. Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited, an API manufacturing facility in India, for approximately $12,000 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products currently manufactured in Germany and Israel.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 27, 2009, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of its internal control as part of this Form 10-K. The independent registered public accounting firm of Ernst & Young LLP also attested to, and reported on, the effectiveness of the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in this Form 10-K under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

In connection with the evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 27, 2009 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Directors of the Company.
This information is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Proposal Requiring Your Vote - Election of Directors”.

(b)	Executive Officers of the Company.
See Part I, Additional Item of this Form 10-K.

(c)	Audit Committee Financial Expert.
This information is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Board and Committee Membership”.

(d)	Identification and Composition of the Audit Committee.
This information is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Board and Committee Membership”.

(e)	Compliance with Section 16(a) of the Exchange Act.
This information is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”.

(f)	Code of Ethics.
This information is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Corporate Governance”.

Item 11.	Executive Compensation.

This information is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting under the headings “Executive Compensation”, “Compensation Committee Report”, “Potential Payments Upon Termination or Change in Control” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Ownership of Perrigo Common Stock”. Information concerning equity compensation plans is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Certain Transactions” and “Corporate Governance”.

Item 14.	Principal Accountant Fees and Services.

This information is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Independent Accountants”.

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

2.1

Agreement and Plan of Merger dated as of November 14, 2004, among Registrant, Agis Industries (1983) Ltd. and Perrigo Israel Opportunities Ltd., incorporated by reference from Appendix A to the Registrant’s Proxy Statement/Prospectus included in the Registrant’s Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

3.1	Amended and Restated Articles of Incorporation of Registrant, as amended, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on February 2, 2005.

3.2	Restated Bylaws of Registrant, as amended through June 1, 2009, incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on June 2, 2009.

4.1

Registration Rights Agreement, dated as of November 14, 2004, between Registrant and Moshe Arkin, incorporated by reference from Appendix H to the Registrant’s Proxy Statement/Prospectus included in the Registrant’s Registration Statement on Form S-4 (No. 333-121574), filed on February 11, 2005.

10.1*

Registrant’s 2003 Long-Term Incentive Plan effective October 29, 2003, as amended, incorporated by reference from the Registrant’s Proxy Statement (No. 000-19725) for its 2003 Annual Meeting of Shareholders filed on September 26, 2003.

10.2*	Registrant’s Employee Stock Option Plan, as amended, incorporated by reference from the Registrant’s Form 10-K (No. 000-19725) filed on September 18, 2002.

10.3*

Registrant’s 1989 Non-Qualified Stock Option Plan for Directors, as amended, incorporated by reference from Exhibit B of the Registrant’s 1997 Proxy Statement (No. 000-19725) as amended at the Annual Meeting of Shareholders on October 31, 2000.

10.4*	Registrant’s Restricted Stock Plan for Directors, dated November 6, 1997, incorporated by reference from Registrant’s 1998 Form 10-K (No. 000-19725) filed on October 6, 1998.

10.5*	Registrant’s Nonqualified Deferred Compensation Plan, dated December 31, 2001, as amended, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on January 24, 2002.

10.6*	Registrant’s Restricted Stock Plan for Directors II, dated August 14, 2001, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on October 23, 2001.

10.7*

Employment Agreement, dated as of November 14, 2004, among Registrant, Agis Industries (1983) Ltd. and Refael Lebel, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on March 22, 2005.

10.8

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

10.9	Letter of Undertaking of Perrigo Israel Holdings Ltd. dated March 16, 2005, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.10

Cash Collateral Pledge Agreement dated as of March 16, 2005 between Perrigo International, Inc., as Pledgor, and Bank Hapoalim B.M, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.11	Guaranty of Perrigo International, Inc. dated March 16, 2005, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.12

Contract, dated as of December 19, 2001, between Arkin Real Estate Holdings (1961) Ltd. and Agis Industries (1983) Ltd., incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.13*	Form of Non-qualified Stock Option Agreement, incorporated by reference from the Registrant’s 10-Q (No. 000-19725) filed on February 2, 2005.

10.14

Nominating Agreement, dated as of November 14, 2004, between Registrant and Moshe Arkin, incorporated by reference from Appendix F to the Registrant’s Proxy Statement/Prospectus included in the Registrant’s Registration Statement on Form S-4 (No. 333-121574), filed and declared effective on February 14, 2005.

10.15	Amendment to Nominating Agreement, dated as of July 12, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on July 18, 2005.

10.16

Amendment No. 2 to Nominating Agreement, dated as of September 10, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on September 14, 2005.

10.17

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

10.18

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

10.19*	Amendment to the 2003 Long-Term Incentive Plan, effective as of October 28, 2005, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on November 3, 2005.

10.20

Letter Agreement by and between Perrigo Company and Ran Gottfried, dated February 15, 2006 and effective February 16, 2006, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on February 22, 2006.

10.21*	Form of Long-Term Incentive Award Agreement, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on August 22, 2006.

10.22*

Employment Agreement dated as of September 8, 2006 by and between Perrigo Company and Joseph C. Papa, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on September 12, 2006.

10.23

Second Amendment, dated as of October 30, 2006, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association, formerly known as Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from the Registrant’s Form 8-K (No. 000-19725) filed on November 2, 2006.

10.24*	Form of Indemnity Agreement, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on November 9, 2006.

10.25*	Form of Long-Term Incentive Award Agreement, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on February 1, 2007.

10.26*

Letter Agreement by and between Perrigo Company and Ben-Zion Zilberfarb, dated February 8, 2007, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on February 22, 2007.

10.27*	Registrant’s 2003 Long-Term Incentive Plan, as amended as of February 7, 2007, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.28*	Form of Restricted Stock Agreement (Under the Perrigo Company 2003 Long-Term Incentive Plan), incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.29*	Form of Long-Term Incentive Award Agreement (Under the Perrigo Company 2003 Long-Term Incentive Plan), incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.30*	Form of Restricted Stock Agreement (For Approved Section 102 Awards), incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.31*

Form of 2006 Long-Term Incentive Award Agreement, For Approved Section 102 Awards (Under the Perrigo Company 2003 Long-Term Incentive Plan), incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.32*

Form of 2006 Long-Term Incentive Award Agreement (Under the Perrigo Company 2003 Long-Term Incentive Plan), incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.33*

Registrant’s Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on October 11, 2007.

10.34

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

10.35

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

10.36

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

10.37*

Amendment to Employment Agreement by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel dated as of May 1, 2008, incorporated by reference from the Registrant’s Form 10-Q (No. 0-19725) filed on May 6, 2008.

10.38*

Noncompetition and Nondisclosure Agreement by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel dated as of May 1, 2008, incorporated by reference from the Registrant’s Form 10-Q (No. 0-19725) filed on May 6, 2008.

10.39*

Consulting Agreement by and between Perrigo Company, Moshe Arkin, and M. Arkin Ltd., dated as of May 1, 2008, incorporated by reference from the Registrant’s Form 10-Q (No. 0-19725) filed on May 6, 2008.

10.40

Master Note Purchase Agreement dated as of May 29, 2008 among Perrigo Company and the Purchasers listed therein, incorporated by reference from the Registrant’s Form 8-K (No. 0-19725) filed on May 30, 2008.

10.41

Term Loan Agreement dated as of April 22, 2008 with JPMorgan Chase Bank, N.A., as administrative agent, RBS Citizens, N.A., as syndication agent, and the Lenders party thereto, incorporated by reference from the Registrant’s Current Report on Form 8-K (No. 0-19725) filed on April 25, 2008.

10.42*

Employment Agreement dated as of November 14, 2004 by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from the Registrant’s Form 10-K filed on August 18, 2008.

10.43*

Amendment to Employment Agreement dated as of March 17, 2005 by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from the Registrant’s Form 10-K filed on August 18, 2008.

10.44*

Addendum to Employment Agreement between Sharon Kochan, Perrigo Company and Agis Industries (1983) Ltd. dated as of July 16, 2007 by and between Perrigo Company and Sharon Kochan, incorporated by reference from the Registrant’s Form 10-K filed on August 18, 2008.

10.45*

Registrant’s Annual Incentive Plan adopted November 4, 2008, incorporated by reference from the Registrant’s Proxy Statement (No. 000-19725) for its 2008 Annual Meeting of Shareholders filed on October 1, 2008.

10.46*	Registrant’s 2008 Long-Term Incentive Plan adopted November 4, 2008, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.47*

Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.48*	Forms of Restricted Stock Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from the Registrant’s Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.49*	Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan.

10.50*	Forms of Restricted Stock Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of BDO Seidman, LLP.

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

*	Denotes management contract or compensatory plan or arrangement.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

PERRIGO COMPANY

(in thousands)

Description	Balance at Beginning of Period	Net Bad Debt Expenses	Deductions(1)	Balance at End of Period
Year Ended June 30, 2007:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$8,872	$(2,676)	$(664)	$6,860

Year Ended June 28, 2008:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$6,860	$113	$(538)	$7,511

Year Ended June 27, 2009:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$7,511	$5,098	$1,215	$11,394

(1)	Uncollectible accounts charged off, net of recoveries. Includes effects of changes in foreign exchange rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 27, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 18th of August 2009.

PERRIGO COMPANY

By:	/s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Joseph C. Papa, Judy L. Brown and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 27, 2009 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 27, 2009 has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 18, 2009.

Signature	Title

/s/ Joseph C. Papa	President and Chief Executive Officer
Joseph C. Papa	(Principal Executive Officer and Chairman of the Board)

/s/ Judy L. Brown	Executive Vice President and Chief Financial Officer
Judy L. Brown	(Principal Accounting and Financial Officer)

/s/ Moshe Arkin	Director
Moshe Arkin

/s/ Laurie Brlas	Director
Laurie Brlas

/s/ Gary M. Cohen	Director
Gary M. Cohen

/s/ David T. Gibbons	Director
David T. Gibbons

/s/ Ran Gottfried	Director
Ran Gottfried

/s/ Ellen R. Hoffing	Director
Ellen R. Hoffing

/s/ Michael J. Jandernoa	Director
Michael J. Jandernoa

/s/ Gary K. Kunkle, Jr.	Director
Gary K. Kunkle, Jr.

/s/ Herman Morris, Jr.	Director
Herman Morris, Jr.

/s/ Ben-Zion Zilberfarb	Director
Ben-Zion Zilberfarb

EXHIBIT INDEX

Exhibit	Document

10.49	Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan.

10.50	Forms of Restricted Stock Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of BDO Seidman, LLP.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.