Form 10-Q
period 2009-09-26
PERRIGO CO
filed 2009-11-02
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 26, 2009

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

As of October 26, 2009, the registrant had 91,326,945 outstanding shares of common stock.

PERRIGO COMPANY

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology. Please see Item 1A of the Company’s Form 10-K for the year ended June 27, 2009 and Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	First Quarter
	2010	2009
Net sales	$528,001	$455,548
Cost of sales	364,007	319,561

Gross profit	163,994	135,987

Operating expenses
Distribution	6,521	6,268
Research and development	18,497	18,224
Selling and administration	52,407	52,408

Total	77,425	76,900

Operating income	86,569	59,087
Interest, net	6,663	5,986
Other expense, net	1,017	307

Income from continuing operations before income taxes	78,889	52,794
Income tax expense	17,864	14,487

Income from continuing operations	61,025	38,307
Income (loss) from discontinued operations, net of tax	273	(349)

Net income	$61,298	$37,958

Earnings (loss) per share (1)
Basic
Continuing operations	$0.66	$0.41
Discontinued operations	0.00	(0.00)

Basic earnings per share	$0.67	$0.41
Diluted
Continuing operations	$0.65	$0.41
Discontinued operations	0.00	(0.00)

Diluted earnings per share	$0.66	$0.40
Weighted average shares outstanding
Basic	92,044	92,787
Diluted	93,396	94,568
Dividends declared per share	$0.055	$0.050

(1)	The sum of individual per share amounts may not equal due to rounding.

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 26, 2009	June 27, 2009	September 27, 2008
Assets
Current assets
Cash and cash equivalents	$256,528	$316,133	$249,302
Investment securities	561	3	14
Accounts receivable, net	332,785	325,810	312,061
Inventories	383,988	384,794	421,741
Current deferred income taxes	47,353	41,941	43,591
Income taxes refundable	6,719	8,926	10,625
Prepaid expenses and other current assets	24,257	23,658	25,749
Current assets of discontinued operations	74,558	51,699	56,745

Total current assets	1,126,749	1,152,964	1,119,828
Property and equipment	783,208	763,951	724,401
Less accumulated depreciation	(420,952)	(409,634)	(374,393)

	362,256	354,317	350,008
Restricted cash	400,000	400,000	400,000
Goodwill and other indefinite-lived intangible assets	275,175	268,819	267,091
Other intangible assets, net	212,233	214,207	214,740
Non-current deferred income taxes	69,133	74,438	63,912
Other non-current assets	53,505	49,756	61,567
Non-current assets of discontinued operations	—	21,854	28,161

	$2,499,051	$2,536,355	$2,505,307

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$225,850	$271,537	$253,654
Payroll and related taxes	54,562	54,196	46,405
Accrued customer programs	60,160	54,461	49,742
Accrued liabilities	55,534	61,704	51,434
Accrued income taxes	18,487	3,334	11,154
Current deferred income taxes	19,470	18,528	18,838
Current portion of long-term debt	17,975	17,181	21,163
Current liabilities of discontinued operations	22,678	19,620	23,614

Total current liabilities	474,716	500,561	476,004
Non-current liabilities
Long-term debt, less current portion	825,000	875,000	893,433
Non-current deferred income taxes	128,406	139,916	129,195
Other non-current liabilities	98,933	86,476	111,731
Non-current liabilities of discontinued operations	—	11,933	6,686

Total non-current liabilities	1,052,339	1,113,325	1,141,045
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	435,278	452,243	468,798
Accumulated other comprehensive income	59,650	50,592	96,167
Retained earnings	475,278	419,086	323,293

	970,206	921,921	888,258
Noncontrolling interest	1,790	548	—

Total shareholders’ equity	971,996	922,469	888,258

	$2,499,051	$2,536,355	$2,505,307

Supplemental Disclosures of Balance Sheet Information Related to Continuing Operations
Allowance for doubtful accounts	$13,295	$11,394	$7,390
Working capital	$600,153	$620,324	$610,693
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	91,779	92,209	92,891

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Quarter
	2010	2009
Cash Flows From (For) Operating Activities
Net income	$61,298	$37,958
Adjustments to derive cash flows
Depreciation and amortization	17,737	16,767
Share-based compensation	2,917	2,754
Income tax benefit from exercise of stock options	647	345
Excess tax benefit of stock transactions	(2,430)	(1,685)
Deferred income taxes	(13,752)	(13,677)

Sub-total	66,417	42,462

Changes in operating assets and liabilities, net of asset and business acquisitions
Accounts receivable	(5,455)	15,669
Inventories	2,260	(40,317)
Income taxes refundable	(2,345)	(468)
Accounts payable	(47,827)	7,259
Payroll and related taxes	(966)	(29,037)
Accrued customer programs	5,769	(3,643)
Accrued liabilities	(4,954)	(4,471)
Accrued income taxes	30,483	6,228
Other	(5,838)	7,285

Sub-total	(28,873)	(41,495)

Net cash from operating activities	37,544	967

Cash Flows (For) From Investing Activities
Cash acquired in asset exchange	—	2,115
Acquisition of business, net of cash acquired	(10,059)	(14,839)
Acquisition of assets	(4,610)	—
Acquisition of intangible assets	(500)	(1,000)
Additions to property and equipment	(7,156)	(5,913)

Net cash for investing activities	(22,325)	(19,637)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	—	(11,006)
Repayments of long-term debt	(50,000)	(14,287)
Excess tax benefit of stock transactions	2,430	1,685
Issuance of common stock	3,620	5,481
Repurchase of common stock	(25,286)	(29,314)
Cash dividends	(5,106)	(4,659)

Net cash for financing activities	(74,342)	(52,100)

Effect of exchange rate changes on cash	(481)	1,494

Net decrease in cash and cash equivalents	(59,604)	(69,276)
Cash and cash equivalents of continuing operations, beginning of period	316,133	318,599
Cash balance of discontinued operations, beginning of period	4	5

Cash and cash equivalents, end of period	256,533	249,328
Less cash balance of discontinued operations, end of period	(5)	(26)

Cash and cash equivalents of continuing operations, end of period	$256,528	$249,302

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$8,470	$9,860
Interest received	$5,363	$7,209
Income taxes paid	$3,515	$12,050
Income taxes refunded	$938	$1,016

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2009

(in thousands, except per share amounts)

Perrigo Company (the “Company”) is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and generic prescription (Rx) pharmaceuticals, nutritional products, active pharmaceutical ingredients (API) and pharmaceutical and medical diagnostic products. The Company is the world’s largest manufacturer of OTC pharmaceutical products for the store brand market. The Company’s primary markets and locations of manufacturing and logistics operations are the United States, Israel, Mexico and the United Kingdom.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the condensed consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

Operating results for the quarter ended September 26, 2009 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 2, 2009, the date the financial statements were issued. See Note 18 for additional information regarding subsequent events.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification, which changes the referencing of financial standards, is effective for financial statements for interim or annual financial periods ending after September 15, 2009. The Company adopted the Codification at the beginning of its first quarter of fiscal 2010 and has included the new Codification references in this Form 10-Q.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605)–Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 amends the criteria in Subtopic 605-25, “Revenue Recognition–Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. This guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: a) vendor-specific objective evidence; b) third-party evidence; or c) estimates. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Therefore, the effects of the Company’s adoption of ASU 2009-13 will depend upon the extent and magnitude of revenue arrangements the Company enters into or materially modifies after June 26, 2010.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)–Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures–Overall”, for the fair value of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the Update. The guidance in this Update will be effective for the first reporting period after the issuance, which for the Company will be the second quarter of fiscal 2010. The Company does not expect ASU 2009-05 to have a material effect on its condensed consolidated results of operations or its financial position upon adoption.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and Accounting Principles Board (APB) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), to require disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The Company adopted FSP FAS 107-1 and ABP 28-1 effective June 28, 2009 and applied the requirements of this FSP on a prospective basis. As FSP FAS 107-1 and ABP 28-1 relates specifically to disclosures, this FSP had no impact on the Company’s condensed consolidated results of operations or financial position. See Note 5 for additional information related to the Company’s adoption of FSP FAS 107-1 and APB 28-1. Under the Codification, this new FSP guidance is now codified under Topic 825, “Financial Instruments”.

Also in April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1), which amends and clarifies SFAS No. 141(R), “Business Combinations”, on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this FSP effective June 28, 2009. Accordingly, the effects of the Company’s adoption of FSP FAS 141(R)-1 will depend upon the extent and magnitude of acquisitions after June 27, 2009. Under the Codification, this new FSP guidance is now codified under Topic 805, “Business Combinations”.

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. This FSP is effective for fiscal years beginning after

December 15, 2008. The Company adopted FSP EITF 03-06-1 effective at the beginning of its first quarter of fiscal 2010. Dividend equivalents on the Company’s unvested share-based payment transactions are forfeited if the corresponding shares do not vest; therefore, the Company’s adoption of this FSP did not have any impact on its condensed consolidated financial statements. Under the Codification, this new FSP guidance is now codified under Subtopic 260-10, “Earnings Per Share—Overall”.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP was effective at the beginning of the Company’s first quarter of fiscal 2010 and did not to have a material effect on its condensed consolidated results of operations or its financial position. Under the Codification, this new FSP guidance is now codified under Topic 350, “Intangibles – Goodwill and Other”.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157, “Fair Value Measurements”, for certain nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company’s nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis consist primarily of goodwill and other indefinite-lived intangible assets, as well as intangible assets subject to amortization. This FSP was effective at the beginning of the Company’s first quarter of fiscal 2010 and did not to have a material effect on its condensed consolidated results of operations or its financial position. See Note 5 for additional information related to the Company’s adoption of FSP FAS 157-2. Under the Codification, this new FSP guidance is now codified under Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), to further enhance the accounting and financial reporting related to business combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) became effective at the beginning of the Company’s first quarter of fiscal 2010; therefore, the effects of the Company’s adoption of SFAS 141(R) will depend upon the extent and magnitude of acquisitions after June 27, 2009. See Note 2 for business acquisitions the Company acquired in the first quarter of fiscal 2010. SFAS 141(R) requires transaction costs associated with a business combination to be expensed in the period of the acquisition, these costs were previously capitalized in accordance with the existing accounting requirements at the time of the acquisition. The Company expects the most significant effect for the Company to result from the new requirement to capitalize in-process research and development costs, which were previously required to be expensed in accordance with the existing accounting requirements at the time of the acquisition and have been material in prior acquisitions. Under the Codification, this new Statement is now codified under Topic 805, “Business Combinations”.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160), to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (v) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. SFAS 160 was effective at the beginning of the Company’s first quarter of fiscal 2010 and did not to have a material effect on its condensed consolidated results of operations or its financial position. Under the Codification, this new Statement is now codified under Topic 810, “Consolidation”.

In December 2007, the FASB ratified the consensus reached by Emerging Issues Task Force (EITF) on Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 focuses on defining a collaborative agreement, as well as the accounting for transactions between participants in a collaborative agreement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 was effective at the beginning of the Company’s first quarter of fiscal 2010. See Note 17 for additional information related to the Company’s adoption of EITF 07-1. Under the Codification, this new EITF is now codified under Subtopic 808-10, “Collaborative Agreements—Overall” (Subtopic 808-10).

NOTE 2 – ACQUISITIONS

Asset Acquisition

On July 1, 2009, the Company’s Israeli subsidiary entered into a distribution agreement with a major global diagnostic company. In conjunction with this distribution agreement, the Company acquired certain pharmaceutical diagnostic assets from a local pharmaceutical company for $4,610. This acquisition enhances the Company’s product portfolio and strengthens its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in this transaction consist primarily of intangible assets associated with customer supply contracts, machinery and equipment, and inventory. These assets and the related operating results from the acquisition date were included in the Other category in the Company’s condensed consolidated financial statements for the first quarter of fiscal 2010.

The total preliminary purchase price for accounting purposes through September 26, 2009 was $4,610 and was allocated as follows:

Inventory	$1,346
Property and equipment	1,262
Intangible assets – Customer contracts	2,002

Total assets acquired	$4,610

Management assigned fair value to the identifiable intangible assets by estimating the discounted forecasted cash flows related to the customer contracts. The average estimated useful lives of the contracts are six years and will be amortized on a straight-line basis. Assumptions used in the valuation included a discount rate of 11%.

At the time of the acquisition, a step-up in the value of inventory of $606 was recorded in the allocation of the purchase price based on valuation estimates, of which $212 was charged to cost of sales in the first quarter of fiscal 2010 as the inventory was sold.

Business Acquisitions

The Company completed various business acquisitions during the first quarter of fiscal 2010 and fiscal year 2009 as summarized below. Pro forma results of operations have not been presented because the aggregate effects of these acquisitions were not material to the Company’s condensed consolidated financial statements.

Vedants Drug & Fine Chemicals Private Ltd. – To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited (Vedants), an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products currently manufactured in Germany and Israel. Vedants’ balance sheet is included in the Company’s condensed consolidated balance sheet as of September 26, 2009. The operating results for Vedants from the date of acquisition to the end of the first quarter were immaterial and will be included in the API segment of the Company’s consolidated results of operations beginning in its second quarter of fiscal 2010. Prior to the acquisition, Vedants’ fiscal year began April 1 and ended March 31. After the acquisition, for purposes of consolidation, Vedants’ fiscal year begins June 1 and ends May 31, the same period followed for the Company’s existing India operations.

The preliminary purchase price through September 26, 2009 was $11,500 and was allocated as follows:

Cash	$1,441
Accounts receivable	168
Inventory	2
Property and equipment	8,129
Goodwill	4,462

Total assets acquired	14,202

Accounts payable	171
Other liabilities	1,289
Noncontrolling interest	1,242

Total liabilities and equity assumed	2,702

Net assets acquired	$11,500

The Company may adjust the allocation of the purchase price in the future as the final valuation of the assets and liabilities of Vedants is still in process.

The excess of the purchase price over the fair value of net assets acquired, amounting to $4,462, was recorded as goodwill in the condensed consolidated balance sheet and has been assigned to the Company’s API segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the API segment is tested for impairment at least annually in the third quarter of the Company’s fiscal year.

Unico Holdings, Inc. – On November 13, 2008, the Company acquired 100% of the outstanding shares of privately-held Unico Holdings, Inc. (Unico) for $51,853 in cash, including $164 of acquisition costs. Based in Lake Worth, Florida, Unico was the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition of Unico expands the Company’s OTC product portfolio in the U.S. The acquisition was accounted for under the purchase method of accounting. The operating results for Unico were included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the second quarter of fiscal 2009. Prior to the acquisition, Unico’s fiscal year began January 1 and ended December 31. Since the acquisition, for purposes of consolidation, Unico’s fiscal year is the same as the Company’s fiscal year.

The purchase price through September 26, 2009 was $51,853 and was allocated as follows:

Cash	$1,414
Accounts receivable	4,275
Inventory	5,344
Property and equipment	4,650
Other assets	2,056
Goodwill	22,766
Intangible assets	26,191

Total assets acquired	66,696

Accounts payable	3,293
Other current liabilities	914
Deferred tax liabilities	10,636

Total liabilities assumed	14,843

Net assets acquired	$51,853

The purchase agreement allowed for a post-closing working capital adjustment to determine a final purchase price. During the third quarter of fiscal 2009, the working capital adjustment was settled, which resulted in a minor adjustment to the purchase price.

The excess of the purchase price over the fair value of net assets acquired, amounting to $22,766, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

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

At the time of the acquisition, a step-up in the value of inventory of $1,062 was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the second quarter of fiscal 2009 as the inventory was sold. In addition, fixed assets were written up by $946 to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated useful lives of the assets.

Laboratorios Diba, S.A. – On October 6, 2008, the Company announced that it acquired 100% of the outstanding shares of privately-held Laboratorios Diba, S.A. (Diba) for $24,500 in cash, including $1,000 of acquisition costs. Based in Guadalajara, Mexico, Diba was a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and ophthalmics. The acquisition of Diba expands the Company’s global presence and product portfolio in Mexico. The acquisition was accounted for under the purchase method of accounting. The operating results for Diba were included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the second quarter of fiscal 2009. Prior to the acquisition, Diba’s fiscal year began January 1 and ended December 31. Since the acquisition, for purposes of consolidation, Diba’s fiscal year begins June 1 and ends May 31, the same period followed for the Company’s existing Mexico operations.

The purchase price through September 26, 2009 was $24,500 and was allocated as follows:

Cash	$1,530
Accounts receivable	2,715
Inventory	3,878
Property and equipment	5,639
Other assets	582
Goodwill	8,345
Intangible assets	5,047

Total assets acquired	27,736

Accounts payable	529
Other liabilities	1,527
Deferred tax liabilities	1,180

Total liabilities assumed	3,236

Net assets acquired	$24,500

The excess of the purchase price over the fair value of net assets acquired, amounting to $8,345, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

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

At the time of the acquisition, a step-up in the value of inventory of $1,806 was recorded in the allocation of the purchase price based on valuation estimates. As of March 28, 2009, the total step-up in inventory value had been charged to cost of sales as the inventory was sold. In addition, fixed assets were written up by $663 to their fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated useful lives of the assets.

J.B. Laboratories, Inc. – On September 16, 2008, the Company acquired 100% of the outstanding shares of J.B. Laboratories, Inc. (JBL), a privately-held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $43,605, including debt assumed. The Company acquired JBL to obtain additional FDA-compliant production capacity to help service current and future customer needs. The Company paid $15,582 in cash, including acquisition costs of $436, and assumed $28,023 of existing debt, of which $25,293 was repaid immediately and the remaining $2,730 was repaid in the second quarter of fiscal 2009. The acquisition was accounted for under the purchase method of accounting. The JBL balance sheet was included in the Company’s condensed consolidated balance sheet as of September 27, 2008. The operating results for JBL from the date of acquisition to the end of the first quarter of fiscal 2009 were immaterial and were included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the second quarter of fiscal 2009. Prior to the acquisition, JBL’s fiscal year began January 1 and ended December 31. Since the acquisition, for purposes of consolidation, JBL’s fiscal year is the same as the Company’s fiscal year.

The purchase price through September 26, 2009 was $43,605 and was allocated as follows:

Cash	$743
Accounts receivable	5,989
Inventory	11,747
Property and equipment	34,444
Other assets	971
Intangible assets	1,575
Goodwill	5,613

Total assets acquired	61,082

Accounts payable	10,207
Other current liabilities	2,075
Notes payable	11,006
Long-term debt	17,017
Deferred tax liabilities	5,195

Total liabilities assumed	45,500

Net assets acquired	15,582
JBL’s debt assumed on the closing date	28,023

Total purchase consideration	$43,605

In connection with the acquisition, the Company accrued $795 for estimated restructuring costs that were included in the allocation of the purchase price. During the third quarter of fiscal 2009, the Company finalized the restructuring plan, which resulted in an adjustment to the restructuring accrual. The restructuring costs consisted of employee termination benefits for 12 employees, which benefits are expected to be paid over the next two months.

The activity related to the employee termination benefits is as follows:

Fiscal 2009 Restructuring Employee Termination
Balance at September 27, 2008	$795
Payments	(447)
Adjustments	(264)

Balance at June 27, 2009	$84
Payments	(59)

Balance at September 26, 2009	$25

The excess of the purchase price over the fair value of net assets acquired, amounting to $5,613, was recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$1,300
Non-competition agreements	275

Total intangible assets acquired	$1,575

Management assigned fair value to the customer relationships and non-competition agreements through the discounted cash flow method and the lost income method, respectively. Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. There are two non-competition agreements: one agreement is based on a five-year useful life and the other agreement is based on a two-year useful life. Both non-competition agreements are amortized on a straight-line basis.

At the time of the acquisition, a step-up in the value of inventory of $358 was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the second quarter of fiscal 2009 as the inventory was sold. In addition, fixed assets were written up by approximately $4,200 to their fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated useful lives of the assets.

Brunel Healthcare Ltd. – On June 18, 2008, the Company’s U.K. subsidiary acquired the assets and related liabilities of Brunel Healthcare Ltd. (Brunel), a producer of OTC healthcare products, from NeutraHealth plc in exchange for the Company’s net assets of its vitamins, minerals and supplements (VMS) business. The acquisition was accounted for in accordance with Topic 845, “Nonmonetary Transactions”. The loss on exchange of the Company’s U.K. VMS business was $639. The assets of Brunel were recorded at their fair value, allocated as follows:

Cash	$995
Accounts receivable	849
Inventory	812
Intangible asset – Customer relationships	15,159

Total assets acquired	17,815

Accounts payable	386
Other current liabilities	5,280

Total liabilities assumed	5,666

Net allocated fair value	$12,149

Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. The operating results for Brunel were included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the first quarter of fiscal 2009, which, for consolidation purposes, is consistent with the reporting period for the Company’s existing U.K. operations.

NOTE 3 – DISCONTINUED OPERATIONS

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. This business primarily sells consumer products to the Israeli market, including cosmetics, toiletries and detergents, and was previously reported as part of the Company’s Other category. Based on management’s strategic review of its portfolio of businesses, the Company had decided to sell the Israel Consumer Products business to a third party.

Subsequent to the end of its first quarter of fiscal 2010, on November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group, a subsidiary of O. Feller Holdings Ltd., for approximately $54,000. The transaction is expected to close in the first calendar quarter of 2010. Under the terms of the agreement, the Company will provide distribution and support services for the importation of private label cosmetics from this business into the U.S. market, as well as back-office transition services in Israel for up to 12 months after the close of the transaction.

In the third quarter of fiscal 2009, the Israel Consumer Products business had met the criteria set forth in Paragraph 360-10-45-9, “Property, Plant, and Equipment—Overall—Other Presentation—Impairment or Disposal of Long-Lived Assets,” to be accounted for as discontinued operations. As of September 26, 2009, this business had not yet been sold but continued to meet the held for sale criteria to be classified as discontinued operations. Accordingly, the Company has reflected the results of this business as discontinued operations in the condensed consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented.

Results of discontinued operations were as follows:

	First Quarter
	2010	2009
Net sales	$22,189	$24,688
Income (loss) before income taxes	$695	$(75)
Income tax expense	(422)	(274)

Income (loss) from discontinued operations, net of tax	$273	$(349)

The assets and liabilities classified as discontinued operations as of September 26, 2009, June 27, 2009 and September 27, 2008 were as follows:

	September 26, 2009	June 27, 2009	September 27, 2008
Cash	$5	$4	$26
Accounts receivable, net	24,191	24,438	28,077
Inventories	27,513	26,207	26,645
Prepaid expenses and other current assets	5,909	1,050	1,997
Property and equipment, net	13,452	—	—
Other intangible assets, net	3,488	—	—

Current assets of discontinued operations	$74,558	$51,699	$56,745

Property and equipment, net	$—	$13,567	$15,759
Other intangible assets, net	—	3,572	3,824
Other non-current assets	—	4,715	8,578

Non-current assets of discontinued operations	$—	$21,854	$28,161

Accounts payable	$13,953	$14,637	$16,960
Accrued payroll and other accrued liabilities	7,107	4,983	6,654
Deferred taxes	1,618	—	—

Current liabilities of discontinued operations	$22,678	$19,620	$23,614

Deferred taxes and other non-current liabilities	$—	$11,933	$6,686

Non-current liabilities of discontinued operations	$—	$11,933	$6,686

As of September 26, 2009, the non-current assets and liabilities of the Israel Consumer Products business have been reclassed to current assets and liabilities, respectively, due to the expected completion of the sale of the business in the third quarter of fiscal 2010, as discussed above.

NOTE 4 – EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share (EPS) calculation follows:

	First Quarter
	2010	2009
Numerator:
Income from continuing operations	$61,025	$38,307
Income (loss) from discontinued operations, net of tax	273	(349)

Net income used for both basic and diluted EPS	$61,298	$37,958

Denominator:
Weighted average shares outstanding for basic EPS	92,044	92,787
Dilutive effect of share-based awards	1,352	1,781

Weighted average shares outstanding for diluted EPS	93,396	94,568

Share-based awards outstanding that were anti-dilutive were 484 and 91 for the first quarter of fiscal 2010 and 2009, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE 5 – FAIR VALUE MEASUREMENTS

Topic 820, “Fair Value Measurements and Disclosures” (Topic 820), provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. Effective June 29, 2008, the Company adopted the provisions of Topic 820 for financial assets and liabilities. Effective June 28, 2009, the Company adopted the nonfinancial asset and liability provisions of Topic 820 as previously deferred by FSP FAS 157-2. This Topic requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2:	Either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table summarizes the valuation of the Company’s financial and nonfinancial assets and liabilities by the above pricing categories as of September 26, 2009:

	Fair Value Measurements as of September 26, 2009 Using:
	Total as of September 26, 2009	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$83,949	$83,949	$—	$—
Investment securities	5,522	1	—	5,521
Foreign currency forward contracts, net	1,588	—	1,588	—
Funds associated with Israeli post employment benefits	18,997	—	18,997	—
Assets related to discontinued operations	74,558	—	—	74,558

Total	$184,614	$83,950	$20,585	$80,079

Liabilities:
Liabilities related to discontinued operations	$22,678	$—	$—	$22,678
Interest rate swap agreements	2,035	—	2,035	—

Total	$24,713	$—	$2,035	$22,678

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and variable rate long-term debt, approximate their fair value. As of September 26, 2009, the carrying value and fair value of the Company’s fixed rate long-term debt was $400,000 and $423,365, respectively. The carrying value and fair value of the corresponding restricted cash deposit was $400,000 and $423,444, respectively, as of September 26, 2009. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.

The Company’s nonfinancial assets and liabilities that are recorded at fair value consist of the assets and liabilities related to discontinued operations, which are recorded at their fair value less cost to sell.

As of September 26, 2009, the Company had $18,997 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets.

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

In the absence of a liquid trading market, the Company based its estimates of the fair market value of the ARS it held on, among other things, estimates provided by Lehman Brothers, the firm that managed these investments for the Company. During the third quarter of fiscal 2008, the Company recorded an unrealized loss of $3,453, net of tax, in other comprehensive income (OCI). The amount of the write-down was based on, among other things, estimates provided by Lehman Brothers. At that time, the companies that issued these securities continued to maintain their AAA counterparty credit ratings and pay the maximum interest contractually required. In addition, beginning in the third quarter of fiscal 2008, the Company reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.

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

During the fourth quarter of fiscal 2009, the Company received an updated estimate for the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company recorded an unrealized gain of $503, net of tax, in OCI.

Also during the fourth quarter of fiscal 2009, the Company engaged the services of an independent third-party valuation firm to assist the Company in determining the noncredit component of the previously recognized other-than-temporary impairment related to its ARS. Accordingly, the Company recorded a $5,000 adjustment from retained earnings to accumulated OCI to reclassify the noncredit component of the $15,104 other-than-temporary impairment charge it recognized in the second quarter of fiscal 2009.

At September 26, 2009, these securities were recorded at a fair value of $4,961. The Company continued to earn and collect interest on these investments at the maximum contractual rate. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

In addition to ARS, the Company holds certain collateralized debt obligations as of September 26, 2009, totaling $560 backed primarily by U.S. Treasury obligations.

The following table presents a rollforward of the assets and liabilities measured at fair value using unobservable inputs (Level 3) at September 26, 2009:

	Investment Securities (Level 3)	Assets Related to Discontinued Operations (Level 3)	Total
Assets:
Balance as of June 27, 2009	$5,528	$—	$5,528
Transfers into Level 3	—	74,558	74,558
Foreign currency translation	(7)	—	(7)

Balance as of September 26, 2009	$5,521	$74,558	$80,079

	Liabilities Related to Discontinued Operations (Level 3)
Liabilities:
Balance as of June 27, 2009	$—
Transfers into Level 3	22,678

Balance as of September 26, 2009	$22,678

At September 26, 2009, all of the Company’s investments in debt and equity securities were classified as available-for-sale, and, as a result, were reported at fair value. The following is a summary of the Company’s available-for-sale securities as of September 26, 2009:

September 26, 2009
Equity securities	$1
Corporate debt securities (ARS)	4,961
Other debt securities	560

Total	$5,522

Excluding corporate debt securities, the fair value of available-for-sale investment securities approximated amortized cost as of September 26, 2009. Unrealized gains and losses for investment securities were not material and were included in other comprehensive income, net of tax. Gross realized gains and losses on the sale of these securities are determined using the specific identification method. There were no sales of these securities in the first quarter of fiscal 2010.

The following table summarizes the contractual maturities of debt securities at September 26, 2009:

Less than 1 year	$560
Due in 1 to 5 years	—
Due after 5 years	4,961

Total	$5,521

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows:

	September 26, 2009	June 27, 2009	September 27, 2008
Finished goods	$166,642	$168,082	$176,203
Work in process	103,171	107,943	114,453
Raw materials	114,175	108,769	131,085

Total inventories	$383,988	$384,794	$421,741

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

In the first quarter of fiscal 2010, there was an addition to goodwill in the API segment related to the Vedants acquisition (see Note 2). Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Rx Pharma- ceuticals	API	Total
Balance as of June 27, 2009	$109,145	$72,007	$82,771	$263,923
Business acquisition	—	—	4,462	4,462
Purchase price allocation adjustment	(1,766)	—	—	(1,766)
Currency translation adjustment	240	1,596	1,818	3,654

Balance as of September 26, 2009	$107,619	$73,603	$89,051	$270,273

Other intangible assets and related accumulated amortization consisted of the following:

	September 26, 2009		June 27, 2009
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Intangible assets subject to amortization:
Developed product technology/formulation and product rights	$198,344	$56,364	$198,439	$52,092
License and distribution/customer agreements	25,308	14,689	22,646	12,482
Customer relationships	59,899	10,123	61,180	9,207
Trademarks	9,307	704	4,643	708
Non-competition agreements	1,666	411	2,150	362

Total	294,524	82,291	289,058	74,851

Intangible assets not subject to amortization:
Trade names and trademarks	4,902	—	4,896	—

Total intangible assets	$299,426	$82,291	$293,954	$74,851

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $6,803 and $5,540 for the first quarter of fiscal 2010 and 2009, respectively, for intangible assets subject to amortization.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2010 (1)	$15,800
2011	19,500
2012	19,500
2013	19,200
2014	18,800

(1)	Reflects remaining nine months of fiscal 2010.

NOTE 8 – OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

	September 26, 2009	June 27, 2009	September 27, 2008
Short-term debt:
Swingline loan	$—	$—	$—
Current portion of long-term debt	17,975	17,181	21,163

Total	17,975	17,181	21,163

Long-term debt:
Revolving line of credit	—	50,000	50,000
Term loans	225,000	225,000	225,000
Senior notes	200,000	200,000	200,000
Letter of undertaking – Israeli subsidiary	400,000	400,000	400,000
Debenture – Israeli subsidiary	—	—	18,433

Total	825,000	875,000	893,433

Total debt	$842,975	$892,181	$914,596

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

NOTE 9 – ACCOUNTS RECEIVABLE SECURITIZATION

On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly-owned subsidiaries and Bank of America Securities, LLC (Bank of America) pursuant to which the Company can effectively borrow up to $125,000. Under the terms of the Securitization Program, the subsidiaries will sell certain eligible trade accounts receivables to a wholly-owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company will retain servicing responsibility. The SPE will then transfer an interest in the receivables to Bank of America. The interest rate on the borrowings is based on the defined commercial paper rate plus 1.75%. If the defined commercial paper rate is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) LIBOR plus 3.00%; (ii) the

Federal Funds Rate plus 1.50%; or (iii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a non-use fee of 0.875% is applied to the unutilized portion of the $125,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. As of September 26, 2009, there were no borrowings outstanding under the Securitization Program.

The Securitization Program is a 364-day facility that is renewable annually. Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivatives in accordance with Topic 815, “Derivatives and Hedging” (Topic 815), which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income, net of tax. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument are settled. All of the Company’s designated hedging instruments are classified as cash flow hedges.

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

In conjunction with the Company’s 2005 Credit Agreement, during the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the term and revolving commitments thereunder. These interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

The interest rate swap agreements fix the interest rate at 4.77% on an initial notional amount of principal of $50,000 on the revolving loan and $100,000 on the term loan. During the first quarter of fiscal 2010, the Company repaid its $50,000 revolving loan commitment. Due to the repayment of the loan, the Company recorded an additional $1,100 in other expense related to the termination and ultimate cash settlement of the swap agreement. The remaining interest rate swap agreement on the $100,000 term loan expires on March 16, 2010.

In accordance with Topic 815, the Company has designated the above interest rate swaps as cash flow hedges and has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative to the specific liability or asset on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains

(losses) is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

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

The Company’s foreign currency hedging program consists of cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of twelve months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of twelve months. The Company does not have any foreign currency put or call contracts as of September 26, 2009.

In accordance with Topic 815, the Company has designated certain forward contracts as cash flow hedges and has formally documented the relationships between the forward contracts and the hedged items, as well as its risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative to the specific liability or asset on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $59,000. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The effects of derivative instruments on the Company’s condensed consolidated financial statements were as follows as of September 26, 2009 and for the three months then ended (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet

	September 26, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815:
Interest rate swap agreements	Other current assets	$—	Accrued liabilities	$2,035
Foreign currency forward contracts	Other current assets	1,900	Accrued liabilities	797

Total derivatives designated as hedging instruments under Topic 815		$1,900		$2,832

Derivatives not designated as hedging instruments under Topic 815:
Foreign currency forward contracts	Other current assets	$485	Accrued liabilities	$—

Total derivatives not designated as hedging instruments under Topic 815		$485		$—

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) for the

three months ended September 26, 2009

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap agreements	$(408)	Interest, net	$(1,564)	Other expense	$(1,100)

Foreign currency forward contracts	442	Net sales	(261)	Cost of sales	(35)
		Cost of sales	458
		Interest, net	19
		Other income (expense), net	237

Total	$34		$(1,111)		$(1,135)

Derivatives Not Designated as Hedging Instruments under Topic 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest, net	$(46)
Foreign currency forward contracts (1)	Other income (expense), net	911

Total		$865

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company issued 541 and 374 shares related to the exercise and vesting of share-based compensation during the first quarter of fiscal 2010 and fiscal 2009, respectively.

The Company has a common stock repurchase program. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company has a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. During the first quarter of fiscal 2010, the Company repurchased 839 shares of its common stock for $25,286, of which 78 shares were repurchased in private party transactions. During the first quarter of fiscal 2009, the Company repurchased 832 shares for $29,314. There were no private party transactions in the first quarter of fiscal 2009.

NOTE 12 – COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consisted of the following:

	First Quarter
	2010	2009
Net income	$61,298	$37,958
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	1,434	201
Foreign currency translation adjustments	7,735	(59,106)
Post-retirement liability adjustments, net of tax	(111)	(112)

Comprehensive income (loss)	$70,356	$(21,059)

NOTE 13 – INCOME TAXES

The recorded effective tax rate on income from continuing operations was 22.7% and 27.4% for the first quarter of fiscal 2010 and fiscal 2009, respectively. Foreign source income from continuing operations before tax for the first quarter was 52% of pre-tax earnings in fiscal 2010, up from 22% in the same period of fiscal 2009. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the first quarter fiscal 2010 effective tax rate was lower than the comparable quarter of the prior year. The recorded effective tax rate for the first quarter of fiscal 2010 was reduced by $4,600 or 5.7% due to the statutory tax rate changes in Israel.

In July 2009, Israel enacted a law change to lower their statutory corporate tax rate as follows: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter.

The Company’s tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.

The total amount of unrecognized tax benefits was $60,126 and $53,932 as of September 26, 2009 and June 27, 2009, respectively. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $13,515 and $12,057 as of September 26, 2009 and June 27, 2009, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including Joseph Papa and Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value (the “ARS”), had been purchased from Lehman Brothers (Lehman). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman’s bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees.

On June 15, 2009, the Court appointed several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee. The amended complaint asserts many of the same claims and allegations as the original pleading. It also alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had provided the valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleges that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. The Court has not yet scheduled a hearing on the motion to dismiss. In the meantime, discovery is stayed. The Company believes that the lawsuit is without merit and intends to defend the case vigorously.

On or about June 2, 2009, a purported shareholder of the Company named Bill Drinkwine filed a purported shareholder derivative complaint in the Circuit Court of Allegan County, Michigan against a number of officers and directors of the Company, including certain of the officers and directors named as defendants in the federal securities suit described above, as well as others. Like the federal securities suit, the state court complaint alleges that the Company misled investors by failing to disclose, prior to February 3, 2009, that the ARS had been purchased from Lehman and allegedly “became worthless” when Lehman filed for bankruptcy. The complaint asserts that the officer and director defendants violated their fiduciary duties to the Company by selling shares of their personally-held Perrigo stock during the five-month period between Lehman’s bankruptcy filing and the

Company’s February 3, 2009 disclosure of the write-down of the value of the ARS. The complaint seeks to “recover” for Perrigo the proceeds received by the officer and director defendants from such stock sales.

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company’s Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors to investigate Mr. Drinkwine’s allegations. The committee retained independent counsel to assist it in that investigation. Based upon that investigation, the committee determined that Mr. Drinkwine’s allegations are without merit and, consequently, that it would not be in Perrigo’s best interests for the suit to go forward. Based on the findings of that investigation, on August 24, 2009, the Company filed a motion to dismiss the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding. The individual defendants joined in Perrigo’s motion to dismiss. The Court has not yet scheduled a hearing on the motions to dismiss. The Company believes that the lawsuit is without merit and intends to defend the case vigorously.

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

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt, that is not recorded on the Company’s condensed consolidated balance sheet as of September 26, 2009.

NOTE 15 – SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by type of product: Consumer Healthcare, Rx Pharmaceuticals and API, along with an Other category. As discussed in Note 3, beginning in the third quarter of fiscal 2009, the operating results of the Israel Consumer Products operating segment are being reported as discontinued operations in the Company’s condensed consolidated statements of income and have been removed from the table below for all periods presented. Due to the planned divestiture of the Israel Consumer Products business, the Israel Pharmaceutical and Diagnostic Products operating segment represents the totality of the Other category. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

	Consumer Healthcare	Rx Pharma- ceuticals	API	Other	Unallocated expenses	Total
First Quarter 2010
Net sales	$437,321	$47,077	$30,056	$13,547	—	$528,001
Operating income	$71,360	$14,260	$3,750	$1,194	$(3,995)	$86,569
Amortization of intangibles	$1,748	$2,814	$481	$1,760	—	$6,803
First Quarter 2009
Net sales	$366,202	$33,175	$34,243	$21,928	—	$455,548
Operating income	$59,115	$1,784	$435	$1,816	$(4,063)	$59,087
Amortization of intangibles	$1,718	$3,015	$556	$251	—	$5,540

NOTE 16 – RESTRUCTURING

In the fourth quarter of fiscal 2009, the Company determined that its German API facility was no longer competitive from a global cost position, and accordingly, the Company currently expects to cease all operations at the facility during the first quarter of fiscal 2011. In connection with the future closure of this facility, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge in its API segment of $5,735 in the fourth quarter of fiscal 2009 to reflect the difference between carrying value and the estimated fair value, based on quoted market prices, of the affected assets. An additional charge of $2,160 was recorded in the fourth quarter of fiscal 2009 related to the removal of fixed assets from the facility for transfer and sale. The Company also recorded a charge of $6,752 related to employee termination benefits for 73 employees, which benefits are expected to be paid over the following 12 months. As of September 26, 2009, no amounts related to employee termination benefits have been paid out. Upon closure of the plant, the Company expects to incur additional costs of approximately $3,300 related to plant shut-down expenses.

In the fourth quarter of 2008, due to the expected loss of future contract manufacturing business with a customer beginning in the first quarter of fiscal 2009, the Company’s U.K. subsidiary made the decision to restructure its workforce in order to better align its resources based on future production needs. As a result of this restructuring plan, the Company’s U.K. subsidiary recorded a charge of $1,821 in the fourth quarter of fiscal 2008 in the Company’s Consumer Healthcare segment related to employee termination benefits for 108 employees, of which $1,758 had been paid as of June 27, 2009. The Company expects to pay the remaining $63 over the following three months. The activity of the restructuring reserve is detailed in the following table:

Fiscal 2008 Restructuring Employee Termination
Balance at June 28, 2008	$418
Payments	(355)

Balance at June 27, 2009	$63
Payments	—

Balance at September 26, 2009	$63

NOTE 17 – COLLABORATION AGREEMENTS

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

The Company recognizes revenues and expenses related to collaboration agreements in accordance with Subtopic 808-10, which directs participants in collaborative arrangements to report costs incurred and revenue generated from transactions with third parties (that is, parties that do not participate in the arrangement) in each entity’s respective income statement line items for revenues and expenses. Revenues from collaborative agreements, consist primarily of royalty payments, payments for research and developmental services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of Subtopic 605-25, “Revenue Recognition—Multiple-Element Arrangements” (Subtopic 605-25) If the separate elements meet the requirements of Subtopic 605-25, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on relative fair value. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract.

In April 2009, the Company entered into a joint development agreement with Medicis Pharmaceutical Corporation (Medicis). The agreement allows the Company to use its research and development know-how rights to develop a novel proprietary product. The Company recognized $700 and $840 in revenue during fiscal 2010 and 2009, respectively, related to the agreement. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments should Medicis begin selling the products being developed.

In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product brought by Sanofi-Aventis against Teva Pharmaceutical Industries Ltd. (Teva) (formerly Barr Laboratories, Inc.), a partner with the Company for this product and the holder of the Abbreviated New Drug Application (ANDA). The Company will share in the costs and benefits of the settlement agreement between Teva and Sanofi-Aventis and Teva’s subsequent marketing of the product under the agreement, which will commence on June 15, 2011 or earlier in certain circumstances. On July 31, 2009, Teva received FDA final approval for its ANDA. This event triggered a milestone payment of $2,500, which the Company recognized in revenue in the first quarter of fiscal 2010. Previously, the Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009 resulting in revenues recognized in the amount of $2,500.

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

In May 2008, the Company entered into a collaborative agreement with Cobrek Pharmaceuticals (Cobrek), a newly formed entity of Pentech Pharmaceuticals Inc. (Pentech), a privately owned company that specializes in the research and development of niche generic dosage forms. Pentech contributed its ANDA filing for a generic equivalent to Luxiq® foam, a $34,000 branded pharmaceutical product, to the agreement. The Company contributed two of its early stage generic topical pipeline products. One of the two pipeline products, a generic to

Evoclin® foam, was submitted to the FDA in August 2008, with a Paragraph IV certification, and is currently subject to Hatch-Waxman patent litigation. This collaborative agreement was amended during fiscal 2009 to include two additional products. The Company recognized $300 and $1,450 of revenue related to the joint development of these two additional products during fiscal 2010 and 2009, respectively. The parties will share the development costs and profits generated by these products, with the Company being the exclusive distributor of the collaboration products. Pentech contributed to Cobrek all of its interests in current and future ANDA filings, including a potential first-to-file on a generic version of Hectorol (doxercalciferol) injectable. The Company invested $12,500 in cash in Cobrek, accounted for on the cost method, in exchange for a minority, noncontrolling ownership position in the company.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to the end of its fiscal 2010 first quarter, the Company’s Israeli business acquired the ANDA for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. This product is the equivalent to Stiefel Laboratories’ (a subsidiary of GlaxoSmithKline) Duac® gel, indicated for the topical treatment of inflammatory acne vulgaris. Excluding the milestone payment, the Company anticipates the full amount of the purchase price, which relates to acquired research and development, will be charged to expense in the second quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment.

On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group, a subsidiary of O. Feller Holdings Ltd., for approximately $54,000. The transaction is expected to close in the first calendar quarter of 2010. Under the terms of the agreement, the Company will provide distribution and support services for the importation of private label cosmetics from this business into the U.S. market, as well as back-office transition services in Israel for up to 12 months after the close of the transaction.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER FISCAL YEARS 2010 AND 2009

(in thousands, except per share amounts)

OVERVIEW

Perrigo Company (the “Company”) traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than forty billion oral solid doses and several hundred million liquid doses each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories in the U.S., U.K., Mexico and Israel.

Segments – Consumer Healthcare is the world’s largest manufacturer of OTC pharmaceutical and nutritional products for the store brand market. This business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer therefore can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below a comparable national brand product. The Company estimates that its business model saves consumers approximately $1,000,000 annually in their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in all of the current geographies where it currently competes - the U.S., U.K. and Mexico.

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

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first three months of fiscal 2010 are not necessarily indicative of the results that may be expected for a full year.

Current Year Results – Net sales from continuing operations for the first quarter of fiscal 2010 were $528,001, an increase of 16% over fiscal 2009. The increase was driven by both the Consumer Healthcare and Rx Pharmaceuticals segments and included approximately $10,700 of consolidated new product sales. Gross profit of $163,994 was an increase of 21% over fiscal 2009. The gross profit percentage in the first quarter of fiscal 2010 was 31.1%, up from 29.9% last year. Operating expenses were $77,425, relatively flat compared to the first quarter of fiscal 2009. As a percentage of net sales, operating expenses were 14.7%, down from 16.9% in the first quarter of fiscal 2009. Income from continuing operations was $61,025, an increase of 59% over fiscal 2009. Net income was $61,298, an increase of 61% over fiscal 2009.

Growth Strategy and Strategic Transactions

Management expects to grow the Company both organically and inorganically. The Company continually reinvests in its own R&D pipeline and works with partners as necessary to strive to always be first to market with new products. Recent years have seen strong organic growth as a series of very successful new products have been launched in Consumer Healthcare. Inorganic growth is expected to be achieved through expansion into adjacent products, product categories, channels and new geographic markets. While ever-conscious of the challenges associated with the current economic environment, the Company continues to identify opportunities to grow and at the same time positions itself to address the uncertainties that lie ahead. In the first quarter of fiscal 2010, the Company continued its strategic growth through the following acquisitions:

Geographic Expansion:

•

Acquisition in August 2009 of an 85% stake in Vedants Drug & Fine Chemicals Private Limited, an API manufacturing facility in India, that will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products currently manufactured in Germany and Israel.

Adjacent Categories:

•

Asset acquisition in July 2009 of certain pharmaceutical diagnostic assets to enhance the Company’s product portfolio and strengthen its position as the leader in the Israeli pharmaceutical diagnostic market.

Strategic Evaluations and Transformations

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

As part of this annual strategic review of consolidated ROIC, in March 2009, the Company committed to a plan to divest its Israel Consumer Products business. Subsequent to the end of its first quarter of fiscal 2010, on November 2, 2009, the Company announced that it had signed a definitive agreement to sell this business to Emilia Group, a subsidiary of O. Feller Holdings Ltd., for approximately $54,000. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the condensed consolidated statements of income for all periods presented. Unless otherwise noted, amounts and disclosures throughout Management’s Discussion and Analysis relate to the Company’s continuing operations. See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Event Impacting Future Results

Subsequent to the end of its fiscal 2010 first quarter, the Company’s Israeli business acquired the ANDA for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. This product is the equivalent to Stiefel Laboratories’ (a subsidiary of GlaxoSmithKline) Duac® gel, indicated for the topical treatment of inflammatory acne vulgaris. Excluding the milestone payment, the Company anticipates the full amount of the purchase price, which relates to acquired research and development, will be charged to expense in the second quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment.

RESULTS OF OPERATIONS

Consumer Healthcare

	First Quarter
	2010	2009
Net sales	$437,321	$366,202
Gross profit	$126,389	$109,307
Gross profit %	28.9%	29.8%
Operating expenses	$55,029	$50,192
Operating expenses %	12.6%	13.7%
Operating income	$71,360	$59,115
Operating income %	16.3%	16.1%

Net Sales

First quarter net sales for fiscal 2010 increased 19% or $71,119 compared to fiscal 2009. The increase was comprised of $73,200 of domestic sales offset slightly by a $2,100 decrease in international sales. The domestic increase resulted from approximately $35,800 from higher unit sales of existing products in the gastrointestinal, smoking cessation, analgesics, and cough/cold categories, along with approximately $34,000 in incremental sales from the acquisitions of J.B. Laboratories (JBL) and Unico Holdings (Unico). In addition, new product sales were approximately $7,800, primarily in the analgesics and smoking cessation categories. These combined domestic increases were partially offset by a decline of $3,800 in sales from exited products. The slight decrease in international sales was driven primarily by unfavorable changes in foreign currency exchange rates of approximately $10,000 partially offset by an increase in sales of existing products of approximately $4,700, sales of $2,200 from the acquisition of Laboratorios Diba (Diba), along with new product sales of $1,000.

Gross Profit

First quarter gross profit for fiscal 2010 increased 16% or $17,082 compared to fiscal 2009. The increase resulted from a favorable mix of products sold domestically within the gastrointestinal, smoking cessation, analgesics, and cough/cold categories of $15,000, incremental gross profit from the acquisitions of JBL, Unico and Diba of $7,000 and higher gross margins attributable to new product sales. These increases were partially offset by $4,000 of higher inventory costs and unfavorable changes in foreign currency exchange rates.

Operating Expenses

First quarter operating expenses for fiscal 2010 increased 10% or $4,837 compared to fiscal 2009. The increase was primarily related to higher research and development costs of $2,600 and selling expenses of $1,400. The increase in research and development costs was driven primarily by higher material purchases and litigation expenses. Selling expenses increased due primarily to the inclusion of expenses related to JBL, Unico and Diba, along with higher variable expenses due to increased sales volumes. These increases in research and development costs and selling expenses were partially offset by favorable changes in foreign currency exchange rates of approximately $1,000 within these categories. As a percentage of net sales, first quarter fiscal 2010 operating expenses decreased 110 basis points compared to fiscal 2009.

Rx Pharmaceuticals

	First Quarter
	2010	2009
Net sales	$47,077	$33,175
Gross profit	$22,377	$10,981
Gross profit %	47.5%	33.1%
Operating expenses	$8,117	$9,197
Operating expenses %	17.2%	27.7%
Operating income	$14,260	$1,784
Operating income %	30.3%	5.4%

Net Sales

First quarter net sales for fiscal 2010 increased 42% or $13,902 compared to fiscal 2009. This increase was due primarily to approximately $10,700 from increased sales volumes on the Company’s existing portfolio of products, as well as an increase in non-product revenue of approximately $2,000. The increase in non-product revenue was driven primarily by recognizing $2,500 related to the Company’s collaboration agreement with Teva Pharmaceutical Industries Ltd. (Teva). On July 31, 2009, Teva received FDA final approval for its ANDA for triamcinolone acetonide nasal spray, a generic to Nasacort® AQ product brought by Sanofi-Aventis. This event triggered additional future milestone payments for the Company that will result in a favorable impact going forward for the Rx Pharmaceuticals segment, but this impact is not considered to be significant to the Company’s consolidated operating results.

Gross Profit

First quarter gross profit for fiscal 2010 increased 104% or $11,396 compared to fiscal 2009. This increase resulted from recognizing gross profits attributable to higher sales volumes on existing products and to the increase in non-product revenue. This increase was also driven by improved operational efficiencies. The gross profit percentage increased 1,440 basis points in the first quarter of fiscal 2010 compared to fiscal 2009 as a result of both the favorable impact from operational efficiencies and the increase in non-product revenue.

Operating Expenses

First quarter operating expenses for fiscal 2010 decreased 12% or $1,080 compared to fiscal 2009 due primarily to controlled operational spending and lower research and development costs.

API

	First Quarter
	2010	2009
Net sales	$30,056	$34,243
Gross profit	$10,575	$9,143
Gross profit %	35.2%	26.7%
Operating expenses	$6,825	$8,708
Operating expenses %	22.7%	25.4%
Operating income	$3,750	$435
Operating income %	12.5%	1.3%

Net Sales

First quarter net sales for fiscal 2010 decreased 12% or $4,187 compared to fiscal 2009. This decrease was due primarily to a decline of $3,800 in sales of existing products, along with $1,500 resulting from unfavorable changes in foreign currency exchange rates. These decreases were partially offset by approximately $1,100 of new product sales. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.

Gross Profit

First quarter gross profit for fiscal 2010 increased 16% or $1,432 compared to fiscal 2009 due primarily to a $3,600 favorable impact from operational efficiencies, gross profit attributable to new product sales and the impact of slightly favorable changes in foreign currency exchange rates. These increases were partially offset by a decrease in gross profit attributable to the decrease in sales of existing products. The gross profit percentage increased 850 basis points in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due primarily to the favorable impact from operational efficiencies.

Operating Expenses

First quarter operating expenses for fiscal 2010 decreased 22% or $1,883 compared to fiscal 2009. This decrease was due primarily to decreased spending for research and development and lower employee-related expenses, along with the impact of favorable changes in foreign currency exchange rates of $700.

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

	First Quarter
	2010	2009
Net sales	$13,547	$21,928
Gross profit	$4,653	$6,555
Gross profit %	34.3%	29.9%
Operating expenses	$3,459	$4,739
Operating expenses %	25.5%	21.6%
Operating income	$1,194	$1,816
Operating income %	8.8%	8.3%

Net Sales

First quarter net sales for fiscal 2010 decreased 38% or $8,381 compared to fiscal 2009. This decrease was driven primarily by a $7,000 impact related to the loss of a customer contract in the first quarter of fiscal 2010, as well as the impact of unfavorable changes in foreign currency exchange rates of $1,400.

Gross Profit

First quarter gross profit for fiscal 2010 decreased 29% or $1,902 compared to fiscal 2009 due primarily to the loss of the customer contract discussed above and the impact of unfavorable changes in foreign currency exchange rates of $500.

Operating Expenses

First quarter operating expenses for fiscal 2010 decreased 27% or $1,280 compared to fiscal 2009 due primarily to lower selling expenses of approximately $800 and the impact of favorable changes in foreign currency exchange rates of approximately $500.

Unallocated Expenses

	First Quarter
	2010	2009
Operating expenses	$3,995	$4,063

Unallocated expenses for the first quarter of fiscal 2010 were relatively flat compared to fiscal 2009. These expenses were comprised of certain corporate services that were not allocated to the segments.

Interest and Other (Consolidated)

Interest expense for the first quarter was $11,971 for fiscal 2010 and $13,145 for fiscal 2009. Interest income for the first quarter was $5,308 for fiscal 2010 and $7,159 for fiscal 2009. Other expense, net for the first quarter was $1,017 for fiscal 2010 compared to $307 for fiscal 2009.

Income Taxes (Consolidated)

The recorded effective tax rate on income from continuing operations was 22.7% and 27.4% for the first quarter of fiscal 2010 and fiscal 2009, respectively. Foreign source income from continuing operations before tax for the first quarter was 52% of pre-tax earnings in fiscal 2010, up from 22% in the same period of fiscal 2009. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the first quarter fiscal 2010 effective tax rate was lower than the comparable quarter of the prior year. The recorded effective tax rate for the first quarter of fiscal 2010 was reduced by $4,600 or 5.7% due to the statutory tax rate changes in Israel.

In July 2009, Israel enacted a law change to lower their statutory corporate tax rate as follows: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter.

The Company’s tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.

The total amount of unrecognized tax benefits was $60,126 and $53,932 as of September 26, 2009 and June 27, 2009, respectively. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $13,515 and $12,057 as of September 26, 2009 and June 27, 2009, respectively.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and current portion of investment securities increased $7,773 to $257,089 at September 26, 2009 from $249,316 at September 27, 2008. Working capital from continuing operations, including cash, decreased $10,540 to $600,153 at September 26, 2009 from $610,693 at September 27, 2008.

Cash, cash equivalents and current portion of investment securities decreased $59,047 to $257,089 at September 26, 2009 from $316,136 at June 27, 2009. Working capital from continuing operations, including cash, decreased $20,171 to $600,153 at September 26, 2009 from $620,324 at June 27, 2009.

In addition to the cash, cash equivalents and current portion of investment securities balance of $257,089 at September 26, 2009, the Company had $250,000 available under its revolving loan commitment, as well as $125,000 available under its new accounts receivable securitization program described below. Cash, cash equivalents, current portion of investment securities, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends and authorized share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current financial and credit liquidity crisis worsens (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Net cash provided from operating activities increased by $36,577 to $37,544 for fiscal 2010 compared to $967 for fiscal 2009. The increase in cash from operations was due primarily to lower inventory levels and lower payroll and related tax payments, as well as increased earnings for fiscal 2010 compared to fiscal 2009. These increases were partially offset by a decrease in accounts payable and an increase in accounts receivable.

Net cash used for investing activities increased $2,688 to $22,325 for fiscal 2010 compared to $19,637 for fiscal 2009 due primarily to the funding of the acquisition of certain pharmaceutical diagnostic assets, as well as the absence of cash acquired in the Brunel asset exchange in the first quarter of fiscal 2009, partially offset by increased funding for the JBL business acquisition in the first quarter of fiscal 2009.

Capital expenditures for facilities and equipment were for normal replacement and productivity enhancements, as well as manufacturing and office space expansions in the U.S. Capital expenditures are anticipated to be between $55,000 to $70,000 for fiscal 2010 due primarily to manufacturing capacity and footprint expansion commenced in fiscal 2009, investments at newly acquired entities and technology infrastructures and system upgrades.

Net cash used for financing activities increased $22,242 to $74,342 for fiscal 2010 compared to $52,100 for fiscal 2009. The increase in cash used for financing activities was due primarily to increased repayments of long-term debt, partially offset by the absence of net repayments of short-term debt.

During the first quarter of fiscal 2010, the Company repurchased 839 shares of its common stock for $25,286, of which 78 shares were repurchased in private party transactions. During the first quarter of fiscal 2009, the Company repurchased 832 shares for $29,314. There were no private party transactions in the first quarter of fiscal 2009.

The Company paid quarterly dividends in the first quarter of $5,106 and $4,659, or $0.055 and $0. 050 per share, for fiscal 2010 and 2009, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Accounts Receivable Securitization

On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly-owned subsidiaries and Bank of America Securities, LLC (Bank of America) that effectively permits the Company to borrow up to $125,000. Under the terms of the Securitization Program, the subsidiaries will sell certain eligible trade accounts receivables to a wholly-owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company will retain servicing responsibility. The SPE will then transfer an interest in the receivables to Bank of America. The interest rate on the borrowings is based on the defined commercial paper rate plus 1.75%. If the defined commercial paper rate is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) LIBOR plus 3.00%; (ii) the Federal Funds Rate plus 1.50%; or (iii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a non-use fee of 0.875% is applied to the unutilized portion of the $125,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. As of September 26, 2009, there were no borrowings outstanding under the Securitization Program.

The Securitization Program is a 364-day facility that is renewable annually. Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

Investment Securities

The Company currently maintains a portfolio of auction rate securities with a total par value of $18,000 and an estimated fair value of $4,961 at September 26, 2009. During the second quarter of fiscal 2009, the Company concluded that an other-than-temporary impairment loss had occurred as a result of diminished credit ratings of the companies that issued these securities and other factors. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within other expense in its Condensed Consolidated Statement of Income for the second quarter of fiscal 2009. During the fourth quarter of fiscal 2009, the Company received an updated estimate for the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company recorded an unrealized gain of $503, net of tax, in other comprehensive income. As a result of the tightening of the credit markets beginning in calendar 2008, there is no liquid market for these securities at this time. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Guaranties and Contractual Obligations

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt, that is not recorded on the Company’s condensed consolidated balance sheet as of September 26, 2009.

During the first quarter of fiscal 2010, there were no material changes in contractual obligations.

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

Changes in these estimates and assumptions may result in additional customer-related accruals and allowances. The following table summarizes the activity included in the balance sheet for customer-related accruals and allowances:

	Year-to-Date 2010	Year-to-Date 2009
Customer-Related Accruals and Allowances
Balance, beginning of period	$56,462	$56,509
Provision recorded	78,652	61,362
Credits processed	(73,105)	(65,973)

Balance, end of the period	$62,009	$51,898

Revenues from non-product arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and developmental services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of Subtopic 605-25, “Revenue Recognition—Multiple-Element Arrangements” (Subtopic 605-25) If the separate elements meet the requirements of Subtopic 605-25, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on relative fair value. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates performance periods based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $13,295 at September 26, 2009, $11,394 at June 27, 2009 and $7,390 at September 27, 2008.

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

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested annually for impairment in the third quarter of the fiscal year. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K. operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $270,273 at September 26, 2009, $263,923 at June 27, 2009, and $262,195 at September 27, 2008.

Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, license and distribution/customer agreements, customer relationships, non-competition agreements and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, as well as license and distribution/customer agreements and non-competition agreements, are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $217,135 at September 26, 2009, $219,103 at June 27, 2009 and $219,636 at September 27, 2008.

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

Recently Issued Accounting Standards

See Note 1 of the Notes to Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

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

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure related to the management of interest rate risk. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. Because of the use of certain derivative financial instruments and the significant amount of fixed rate debt, the Company believes that a fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

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

At September 26, 2009, these securities were recorded at a fair value of $4,961. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

Foreign Exchange Risk – The Company has operations in Israel, the U.K., Mexico, Germany and India. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations incur costs in their local currency. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates, while other segments experience a positive impact related to foreign currency exchange.

The Company monitors and strives to manage risk related to changes in foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. However, the Company cannot predict future changes in foreign currency exposure. Unfavorable fluctuations could adversely impact earnings.

See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Form 10-K for the year ended June 27, 2009 for additional information regarding market risks.

Item 4.	Controls and Procedures

As of September 26, 2009, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a–15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 26, 2009 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including Joseph Papa and Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value (the “ARS”), had been purchased from Lehman Brothers (Lehman). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman’s bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees.

On June 15, 2009, the Court appointed several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee. The amended complaint asserts many of the same claims and allegations as the original pleading. It also alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had provided the valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleges that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. The Court has not yet scheduled a hearing on the motion to dismiss. In the meantime, discovery is stayed. The Company believes that the lawsuit is without merit and intends to defend the case vigorously.

On or about June 2, 2009, a purported shareholder of the Company named Bill Drinkwine filed a purported shareholder derivative complaint in the Circuit Court of Allegan County, Michigan against a number of officers and directors of the Company, including certain of the officers and directors named as defendants in the federal securities suit described above, as well as others. Like the federal securities suit, the state court complaint alleges that the Company misled investors by failing to disclose, prior to February 3, 2009, that the ARS had been purchased from Lehman and allegedly “became worthless” when Lehman filed for bankruptcy. The complaint asserts that the officer and director defendants violated their fiduciary duties to the Company by selling shares of their personally-held Perrigo stock during the five-month period between Lehman’s bankruptcy filing and the Company’s February 3, 2009 disclosure of the write-down of the value of the ARS. The complaint seeks to “recover” for Perrigo the proceeds received by the officer and director defendants from such stock sales.

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company’s Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors to investigate Mr. Drinkwine’s allegations. The committee retained independent counsel to assist it in that investigation. Based upon that investigation, the committee determined that Mr. Drinkwine’s allegations are without merit and, consequently, that it would not be in Perrigo’s best interests for the suit to go forward. Based on the findings of that investigation, on August 24, 2009, the Company filed a motion to dismiss the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding. The individual defendants joined in Perrigo’s motion to dismiss. The Court has not yet scheduled a hearing on the motions to dismiss. The Company believes that the lawsuit is without merit and intends to defend the case vigorously.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 27, 2009 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors that were included in the Form 10-K during the first quarter of fiscal 2010.

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

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2010	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$68,542
June 28 to August 1	—	$—	—	$68,542
August 2 to August 29	310	$29.33	233	$61,651
August 30 to September 26	529	$30.62	528	$45,487

Total	839		761

(1)	Private party transactions accounted for the purchase of 77 shares in the period from August 2 to August 29 and 1 share in the period from August 30 to September 26.

Item 6.	Exhibits

Exhibit Number	Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY (Registrant)

Date: November 2, 2009	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date: November 2, 2009	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.