Form 10-Q
period 2009-12-26
PERRIGO CO
filed 2010-02-02
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 26, 2009

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

As of January 29, 2010, the registrant had 91,164,569 outstanding shares of common stock.

PERRIGO COMPANY

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology. Please see Item 1A of the Company’s Form 10-K for the year ended June 27, 2009 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$583,168	$537,203	$1,111,169	$992,751
Cost of sales	386,223	390,638	750,230	710,199

Gross profit	196,945	146,565	360,939	282,552

Operating expenses
Distribution	7,012	6,078	13,533	12,346
Research and development	20,735	19,923	39,232	38,147
Selling and administration	70,730	59,486	123,137	111,894

Subtotal	98,477	85,487	175,902	162,387

Write-off of in-process research and development	14,000	279	14,000	279

Total	112,477	85,766	189,902	162,666

Operating income	84,468	60,799	171,037	119,886
Interest, net	5,551	7,513	12,214	13,499
Other (income) expense, net	(1,247)	1,098	(230)	1,405
Investment impairment	—	15,104	—	15,104

Income from continuing operations before income taxes	80,164	37,084	159,053	89,878
Income tax expense	26,928	13,042	44,792	27,529

Income from continuing operations	53,236	24,042	114,261	62,349
Income (loss) from discontinued operations, net of tax	(2,342)	951	(2,069)	602

Net income	$50,894	$24,993	$112,192	$62,951

Earnings (loss) per share (1)
Basic
Continuing operations	$0.58	$0.26	$1.25	$0.67
Discontinued operations	(0.03)	0.01	(0.02)	0.01

Basic earnings per share	$0.56	$0.27	$1.22	$0.68
Diluted
Continuing operations	$0.57	$0.26	$1.23	$0.66
Discontinued operations	(0.03)	0.01	(0.02)	0.01

Diluted earnings per share	$0.55	$0.27	$1.21	$0.67
Weighted average shares outstanding
Basic	91,634	92,044	91,646	92,415
Diluted	92,999	93,587	93,018	94,076
Dividends declared per share	$0.0625	$0.0550	$0.1175	$0.1050

(1)	The sum of individual per share amounts may not equal due to rounding.

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 26, 2009	June 27, 2009	December 27, 2008
Assets
Current assets
Cash and cash equivalents	$303,482	$316,133	$162,160
Investment securities	562	3	9
Accounts receivable, net	345,941	325,810	333,906
Inventories	416,475	384,794	406,839
Current deferred income taxes	41,247	41,941	47,890
Income taxes refundable	6,388	8,926	24,235
Prepaid expenses and other current assets	23,529	23,658	25,827
Current assets of discontinued operations	70,992	51,699	51,071

Total current assets	1,208,616	1,152,964	1,051,937
Property and equipment	798,819	763,951	725,398
Less accumulated depreciation	(435,911)	(409,634)	(378,603)

	362,908	354,317	346,795
Restricted cash	400,000	400,000	400,000
Goodwill and other indefinite-lived intangible assets	276,283	268,819	272,594
Other intangible assets, net	210,889	214,207	222,564
Non-current deferred income taxes	56,774	74,438	63,069
Other non-current assets	54,568	49,756	45,932
Non-current assets of discontinued operations	—	21,854	25,036

	$2,570,038	$2,536,355	$2,427,927

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$263,316	$271,537	$251,191
Payroll and related taxes	79,856	54,196	47,622
Accrued customer programs	63,927	54,461	52,561
Accrued liabilities	55,430	61,704	48,156
Accrued income taxes	10,434	3,334	2,250
Current deferred income taxes	17,217	18,528	18,354
Current portion of long-term debt	18,053	17,181	17,050
Current liabilities of discontinued operations	24,890	19,620	19,913

Total current liabilities	533,123	500,561	457,097
Non-current liabilities
Long-term debt, less current portion	825,000	875,000	892,050
Non-current deferred income taxes	114,399	139,916	134,477
Other non-current liabilities	106,261	86,476	111,358
Non-current liabilities of discontinued operations	—	11,933	6,679

Total non-current liabilities	1,045,660	1,113,325	1,144,564
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	404,879	452,243	442,774
Accumulated other comprehensive income	64,088	50,592	39,716
Retained earnings	520,440	419,086	343,235

	989,407	921,921	825,725
Noncontrolling interest	1,848	548	541

Total shareholders’ equity	991,255	922,469	826,266

	$2,570,038	$2,536,355	$2,427,927

Supplemental Disclosures of Balance Sheet Information Related to Continuing Operations
Allowance for doubtful accounts	$9,307	$11,394	$9,377
Working capital	$629,391	$620,324	$563,682
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	91,087	92,209	92,129

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Year-To-Date
	2010	2009
Cash Flows From (For) Operating Activities
Net income	$112,192	$62,951
Adjustments to derive cash flows
Write-off of in-process research and development	14,000	279
Depreciation and amortization	35,907	34,362
Asset impairments	—	16,704
Share-based compensation	7,695	4,923
Income tax benefit from exercise of stock options	(145)	646
Excess tax benefit of stock transactions	(4,351)	(3,365)
Deferred income taxes	(10,400)	(8,035)

Sub-total	154,898	108,465

Changes in operating assets and liabilities, net of asset and business acquisitions
Accounts receivable	(13,363)	(13,849)
Inventories	(29,408)	(28,714)
Income taxes refundable	(1,958)	(22,965)
Accounts payable	(7,130)	13,674
Payroll and related taxes	24,820	(26,496)
Accrued customer programs	9,354	(813)
Accrued liabilities	(5,467)	(10,289)
Accrued income taxes	23,885	14,607
Other	3,863	2,361

Sub-total	4,596	(72,484)

Net cash from operating activities	159,494	35,981

Cash Flows (For) From Investing Activities
Cash acquired in asset exchange	—	2,115
Acquisitions of businesses, net of cash acquired	(10,059)	(88,224)
Acquired research and development	(14,000)	—
Acquisitions of assets	(9,762)	—
Acquisition of intangible assets	(500)	(1,000)
Additions to property and equipment	(20,886)	(20,929)

Net cash for investing activities	(55,207)	(108,038)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	—	(13,736)
Repayments of long-term debt	(50,000)	(14,287)
Excess tax benefit of stock transactions	4,351	3,365
Issuance of common stock	11,249	8,892
Repurchase of common stock	(70,804)	(62,297)
Cash dividends	(10,838)	(9,710)

Net cash for financing activities	(116,042)	(87,773)

Effect of exchange rate changes on cash	(895)	3,390

Net decrease in cash and cash equivalents	(12,650)	(156,440)
Cash and cash equivalents of continuing operations, beginning of period	316,133	318,599
Cash balance of discontinued operations, beginning of period	4	5

Cash and cash equivalents, end of period	303,487	162,164
Less cash balance of discontinued operations, end of period	(5)	(4)

Cash and cash equivalents of continuing operations, end of period	$303,482	$162,160

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$22,273	$24,206
Interest received	$10,647	$13,448
Income taxes paid	$28,504	$44,322
Income taxes refunded	$940	$1,084

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2009

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

Operating results for the six months ended December 26, 2009 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009.

The Company has evaluated subsequent events and transactions through February 2, 2010, the date the financial statements were issued, and concluded that no events or transactions require disclosure or recognition in its financial statements.

Recently Issued Accounting Standards

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-16, “Transfers and Servicing (Accounting Standard Codification (ASC)Topic 860)—Accounting for Transfers of Financial Assets” (ASU 2009-16). ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets, and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not expect ASU 2009-16 to have a material effect on its condensed consolidated results of operations or its financial position upon adoption.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (ASC Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not expect ASU 2009-17 to have a material effect on its condensed consolidated results of operations or its financial position upon adoption.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (ASC Topic 605)–Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 amends the criteria in ASC Subtopic 605-25, “Revenue Recognition–Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. This guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: a) vendor-specific objective evidence; b) third-party evidence; or c) estimates. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has chosen not to early adopt ASU 2009-13; therefore, the effects of the Company’s adoption of this ASU will depend upon the extent and magnitude of revenue arrangements the Company enters into or materially modifies after June 26, 2010.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820)–Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures–Overall”, for the fair value of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the Update. The guidance in this ASU was effective for the Company in the second quarter of fiscal 2010 and did not have a material effect on its condensed consolidated results of operations or its financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the “Codification” as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification, which changes the referencing of financial standards, is effective for financial statements for interim or annual financial periods ending after September 15, 2009. The Company adopted the Codification at the beginning of its first quarter of fiscal 2010 and has included the new Codification references in this Form 10-Q.

In April 2009, the FASB issued ASC 825-10-50 to require disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. The Company adopted ASC 825-10-50 effective June 28, 2009 and applied its requirements on a prospective basis. Since this guidance relates specifically to disclosures, it had no impact on the Company’s condensed consolidated results of operations or financial position. See Note 5 for additional information related to the Company’s adoption of ASC 825-10-50.

Also in April 2009, the FASB issued ASC 805-20-25 on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805-20-25 effective June 28, 2009. Accordingly, the effects of the Company’s adoption of this guidance will depend upon the extent and magnitude of acquisitions after June 27, 2009.

In June 2008, the FASB issued ASC 260-10-45 which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted ASC 260-10-45 effective at the beginning of its first quarter of fiscal 2010. Dividend equivalents on the Company’s unvested share-based payment transactions are forfeited if the corresponding shares do not vest; therefore, the Company’s adoption of this guidance did not have any impact on its condensed consolidated financial statements.

In April 2008, the FASB issued ASC 350-30-35 amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 360-10-35-49 and other U.S. GAAP. ASC 350-30-35 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010 and did not to have an effect on its condensed consolidated results of operations or its financial position as the Company did not renew or extend assumptions related to useful lives of its intangible assets.

In February 2008, the FASB issued ASC 820-10-65, which delayed the effective date of ASC Subtopic 820-10 for certain nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company’s nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis consist primarily of goodwill and other indefinite-lived intangible assets, as well as intangible assets subject to amortization. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010 and the required disclosures have been provided in Note 5.

In December 2007, the FASB issued ASC Topic 805 “Business Combination,” to further enhance the accounting and financial reporting related to business combinations. ASC Topic 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC Topic 805 became effective at the beginning of the Company’s first quarter of fiscal 2010; therefore, the effects of the Company’s adoption of ASC Topic 805 will depend upon the extent and magnitude of acquisitions after June 27, 2009. See Note 2 for business acquisitions the Company acquired in the first quarter of fiscal 2010. ASC Topic 805 requires transaction costs associated with a business combination to be expensed in the period of the acquisition. These costs were previously capitalized in accordance with the existing accounting requirements at the time of the acquisition. The Company expects the most significant effect for the Company to result from the new requirement to capitalize in-process research and development costs, which were previously required to be expensed in accordance with the existing accounting requirements at the time of the acquisition and have been material in prior acquisitions.

In December 2007, the FASB issued ASC Topic 810 “Consolidation” to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (v) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010 and did not have a material effect on its condensed consolidated results of operations or its financial position.

In December 2007, the FASB ratified ASC Subtopic 808-10 “Collaborative Agreements—Overall” which focuses on defining a collaborative agreement, as well as the accounting for transactions between participants in a collaborative agreement and between the participants in the arrangement and third parties. The guidance concluded that both types of transactions should be reported in each participant’s respective income statement. ASC Subtopic 808-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010. See Note 17 for additional information related to the Company’s adoption of this guidance.

NOTE 2 – ACQUISITIONS

Acquired Research and Development

On September 21, 2009, the Company’s Israeli business acquired the Abbreviated New Drug Application (ANDA) for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. This product is the equivalent to Stiefel Laboratories’ (a subsidiary of GlaxoSmithKline) Duac® gel, indicated for the topical treatment of inflammatory acne vulgaris. Excluding the milestone payment, the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the second quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment.

Asset Acquisitions

On July 1, 2009, the Company’s Israeli subsidiary entered into a distribution agreement with a major global diagnostic company. In conjunction with this distribution agreement, the Company acquired certain pharmaceutical diagnostic assets from a local pharmaceutical company for $4,610. The acquisition enhances the Company’s product portfolio and strengthens its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in this transaction consist primarily of intangible assets associated with customer supply contracts, machinery and equipment, and inventory. The assets acquired and the related operating results from the acquisition date were included in the Other category in the Company’s condensed consolidated financial statements beginning in the first quarter of fiscal 2010.

The total purchase price for accounting purposes was $4,610 and was allocated as follows:

Inventory	$1,346
Property and equipment	1,262
Intangible assets – Customer contracts	2,002

Total assets acquired	$4,610

Management assigned fair value to the identifiable intangible assets by estimating the discounted forecasted cash flows related to the customer contracts. The average estimated useful lives of the contracts are six years and are amortized on a straight-line basis. Assumptions used in the valuation included a discount rate of 11%.

At the time of the acquisition, a step-up in the value of inventory of $606 was recorded in the allocation of the purchase price based on valuation estimates, of which $212 and $344 was charged to cost of sales in the first and second quarter of fiscal 2010, respectively, as the inventory was sold.

On November 2, 2009, in connection with this same distribution agreement, the Company’s Israeli subsidiary acquired certain pharmaceutical diagnostic assets from another local pharmaceutical company for $5,152. This acquisition enhances the Company’s product portfolio and strengthens its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in this transaction consist primarily of intangible assets associated with customer supply contracts, machinery and equipment, and inventory. The assets and the related operating results from the acquisition date were included in the Other category in the Company’s condensed consolidated financial statements beginning in the second quarter of fiscal 2010.

The total preliminary purchase price for accounting purposes through December 26, 2009 was $5,152 and was allocated as follows:

Inventory	$869
Property and equipment	600
Intangible assets – Customer contracts	3,683

Total assets acquired	$5,152

Management assigned fair value to the identifiable intangible assets by estimating the discounted forecasted cash flows related to the customer contracts. The average estimated useful lives of the contracts are six years and are amortized on a straight-line basis. Assumptions used in the valuation included a discount rate of 11%.

At the time of the acquisition, a step-up in the value of inventory of $417 was recorded in the allocation of the purchase price based on valuation estimates, of which $153 was charged to cost of sales in the second quarter of fiscal 2010 as the inventory was sold.

Business Acquisitions

The Company completed various business acquisitions during the year-to-date fiscal 2010 period and the prior year period as summarized below. Pro forma results of operations have not been presented because the aggregate effects of these acquisitions were not material to the Company’s condensed consolidated financial statements.

Vedants Drug & Fine Chemicals Private Ltd. – To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited (Vedants), an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products currently manufactured in Germany and Israel. The operating results for Vedants are included in the API segment of the Company’s condensed consolidated results of operations for the period from August 6 to the end of the Company’s second fiscal quarter. Operations related to the noncontrolling interest are immaterial. Prior to the acquisition, Vedants’ fiscal year began April 1 and ended March 31. After the acquisition, for purposes of consolidation, Vedants’ fiscal year is the same as the Company’s fiscal year.

The purchase price was $11,500 and was allocated as follows:

Cash	$1,441
Accounts receivable	168
Inventory	2
Property and equipment	8,436
Goodwill	4,183

Total assets acquired	14,230

Accounts payable	171
Other liabilities	1,289
Noncontrolling interest	1,270

Total liabilities and equity assumed	2,730

Net assets acquired	$11,500

The excess of the purchase price over the fair value of net assets acquired, amounting to $4,183, was recorded as goodwill in the condensed consolidated balance sheet and has been assigned to the Company’s API segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the API segment is tested for impairment at least annually in the third quarter of the Company’s fiscal year.

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

The purchase price was $51,853 and was allocated as follows:

Cash	$1,414
Accounts receivable	4,275
Inventory	5,344
Property and equipment	4,650
Other assets	2,056
Goodwill	23,559
Intangible assets	26,191

Total assets acquired	67,489

Accounts payable	3,293
Other current liabilities	914
Deferred tax liabilities	11,429

Total liabilities assumed	15,636

Net assets acquired	$51,853

The purchase agreement allowed for a post-closing working capital adjustment to determine a final purchase price. During the third quarter of fiscal 2009, the working capital adjustment was settled, which resulted in a minor adjustment to the purchase price.

The excess of the purchase price over the fair value of net assets acquired, amounting to $23,559, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

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

Laboratorios Diba, S.A. – On October 6, 2008, the Company announced that it acquired 100% of the outstanding shares of privately-held Laboratorios Diba, S.A. (Diba) for $24,500 in cash, including $1,000 of acquisition costs. Based in Guadalajara, Mexico, Diba was a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and ophthalmics. The acquisition of Diba expands the Company’s global presence and product portfolio in Mexico. The acquisition was accounted for under the purchase method of accounting. The operating results for Diba were included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the second quarter of fiscal 2009. Prior to the acquisition, Diba’s fiscal year began January 1 and ended December 31. Since the acquisition, for purposes of consolidation, Diba’s fiscal year is the same as the Company’s fiscal year.

The purchase price was $24,500 and was allocated as follows:

Cash	$1,530
Accounts receivable	2,715
Inventory	3,878
Property and equipment	5,639
Other assets	746
Goodwill	8,181
Intangible assets	5,047

Total assets acquired	27,736

Accounts payable	529
Other liabilities	1,527
Deferred tax liabilities	1,180

Total liabilities assumed	3,236

Net assets acquired	$24,500

The excess of the purchase price over the fair value of net assets acquired, amounting to $8,181, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

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

At the time of the acquisition, a step-up in the value of inventory of $1,806 was recorded in the allocation of the purchase price based on valuation estimates. As of March 28, 2009, the step-up in inventory value was charged to cost of sales as the inventory was sold. In addition, fixed assets were written up by $663 to their fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated useful lives of the assets.

J.B. Laboratories, Inc. – On September 16, 2008, the Company acquired 100% of the outstanding shares of J.B. Laboratories, Inc. (JBL), a privately-held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $42,962, including debt assumed. The Company acquired JBL to obtain additional FDA-compliant production capacity to help service current and future customer needs. The Company paid $14,939 in cash, including acquisition costs of $436, and assumed $28,023 of existing debt, of which $25,293 was repaid immediately and the remaining $2,730 was repaid in the second quarter of fiscal 2009. The acquisition was accounted for under the purchase method of accounting. The operating results for JBL were included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the second quarter of fiscal 2009. Prior to the acquisition, JBL’s fiscal year began January 1 and ended December 31. Since the acquisition, for purposes of consolidation, JBL’s fiscal year is the same as the Company’s fiscal year.

The purchase price was $42,962 and was allocated as follows:

Cash	$743
Accounts receivable	5,989
Inventory	11,747
Property and equipment	34,444
Other assets	923
Intangible assets	1,575
Goodwill	5,018

Total assets acquired	60,439

Accounts payable	10,207
Other current liabilities	2,075
Notes payable	11,006
Long-term debt	17,017
Deferred tax liabilities	5,429

Total liabilities assumed	45,500

Net assets acquired	14,939
JBL debt assumed on the closing date	28,023

Total purchase consideration	$42,962

In connection with the acquisition, the Company accrued $795 for estimated restructuring costs that were included in the allocation of the purchase price. During the third quarter of fiscal 2009, the Company finalized the restructuring plan, which resulted in an adjustment to the restructuring accrual. The restructuring costs consisted of employee termination benefits for 12 employees, all of which have been paid as of December 26, 2009.

The activity related to the employee termination benefits was as follows:

Fiscal 2009 Restructuring Employee Termination
Balance at September 27, 2008	$795
Payments	(447)
Adjustments	(264)

Balance at June 27, 2009	84
Payments	84

Balance at December 26, 2009	$—

The excess of the purchase price over the fair value of net assets acquired, amounting to $5,018, was recorded as goodwill in the condensed consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes, and the goodwill assigned to the Consumer Healthcare segment is tested for impairment at least annually in the second quarter of the Company’s fiscal year.

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

Brunel Healthcare Ltd. – On June 18, 2008, the Company’s U.K. subsidiary acquired the assets and related liabilities of Brunel Healthcare Ltd. (Brunel), a producer of OTC healthcare products, from NeutraHealth plc in exchange for the Company’s net assets of its vitamins, minerals and supplements (VMS) business. The acquisition was accounted for in accordance with ASC Topic 845, “Nonmonetary Transactions.” The loss on exchange of the Company’s U.K. VMS business was $639. The assets of Brunel were recorded at their fair value, allocated as follows:

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

On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group, a subsidiary of O. Feller Holdings Ltd., for approximately $55,000, of which approximately $11,000 is contingent upon satisfaction of contingency factors specified in the agreement. The final purchase price is subject to post-closing working capital adjustments as defined by the agreement. The transaction is expected to close in the first calendar quarter of 2010. Under the terms of the agreement, the Company will provide distribution and support services for the importation of private label cosmetics from this business into the U.S. market, as well as back-office transition services in Israel for up to 12 months after the close of the transaction.

In the third quarter of fiscal 2009, the Israel Consumer Products business had met the criteria set forth in Paragraph 360-10-45-9, “Property, Plant, and Equipment—Overall—Other Presentation—Impairment or Disposal of Long-Lived Assets,” to be accounted for as discontinued operations. As of December 26, 2009, this business had not yet been sold but continued to meet the held for sale criteria to be classified as discontinued operations. Accordingly, the Company has reflected the results of this business as discontinued operations in the condensed consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented.

Results of discontinued operations were as follows:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$21,152	$24,274	$43,341	$48,963
Income (loss) before income taxes	$(2,536)	$132	$(1,841)	$57
Income tax benefit (expense)	194	819	(228)	545

Income (loss) from discontinued operations, net of tax	$(2,342)	$951	$(2,069)	$602

The assets and liabilities classified as discontinued operations as of December 26, 2009, June 27, 2009 and December 27, 2008 were as follows:

	December 26, 2009	June 27, 2009	December 27, 2008
Cash	$5	$4	$4
Accounts receivable, net	18,475	24,438	25,230
Inventories	26,668	26,207	23,880
Prepaid expenses and other current assets	6,804	1,050	1,957
Property and equipment, net	15,636	—	—
Other intangible assets, net	3,404	—	—

Current assets of discontinued operations	$70,992	$51,699	$51,071

Property and equipment, net	$—	$13,567	$13,847
Other intangible assets, net	—	3,572	3,740
Other non-current assets	—	4,715	7,449

Non-current assets of discontinued operations	$—	$21,854	$25,036

Accounts payable	$16,279	$14,637	$14,997
Accrued payroll and other accrued liabilities	6,657	4,983	4,916
Deferred taxes	1,954	—	—

Current liabilities of discontinued operations	$24,890	$19,620	$19,913

Deferred taxes and other non-current liabilities	$—	$11,933	$6,679

Non-current liabilities of discontinued operations	$—	$11,933	$6,679

As of December 26, 2009, the non-current assets and liabilities of the Israel Consumer Products business have been reclassified to current assets and liabilities, respectively, due to the expected completion of the sale of the business in the first calendar quarter of 2010, as discussed above.

NOTE 4 – EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share (EPS) calculation follows:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$53,236	$24,042	$114,261	$62,349
Income (loss) from discontinued operations, net of tax	(2,342)	951	(2,069)	602

Net income used for both basic and diluted EPS	$50,894	$24,993	$112,192	$62,951

Denominator:
Weighted average shares outstanding for basic EPS	91,634	92,044	91,646	92,415
Dilutive effect of share-based awards	1,365	1,543	1,372	1,661

Weighted average shares outstanding for diluted EPS	92,999	93,587	93,018	94,076

Share-based awards outstanding that were anti-dilutive were 302 and 258 for the second quarter of fiscal 2010 and 2009, respectively. Year-to-date share-based awards outstanding that were anti-dilutive were 478 and 174 for fiscal 2010 and 2009, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE 5 – FAIR VALUE MEASUREMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures” (Topic 820), provides a consistent definition of fair value, which focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. As required, effective June 29, 2008 and June 28, 2009, the Company adopted the provisions of Topic 820 for financial assets and liabilities and nonfinancial assets and liabilities, respectively. This Topic requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2:	Either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table summarizes the valuation of the Company’s instruments by the above pricing categories as of December 26, 2009:

	Fair Value Measurements as of December 26, 2009 Using:
	Total as of December 26, 2009	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$102,850	$102,850	$—	$—
Investment securities	5,523	1	—	5,522
Funds associated with Israeli post employment benefits	19,495	—	19,495	—

Total	$127,868	$102,851	$19,495	$5,522

Liabilities:
Foreign currency forward contracts, net	$123	$—	$123	$—
Interest rate swap agreements	925	—	925	—

Total	$1,048	$—	$1,048	$—

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and variable rate long-term debt, approximate their fair value. As of December 26, 2009, the carrying value and fair value of the Company’s fixed rate long-term debt was $400,000 and $413,130, respectively. The carrying value and fair value of the corresponding restricted cash deposit was $400,000 and $413,172, respectively, as of December 26, 2009. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.

As of December 26, 2009 the Company had $19,495 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets.

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

In the absence of a liquid trading market, the Company based its estimates of the fair market value of the ARS it held on, among other things, estimates provided by Lehman Brothers, the firm that managed these investments for the Company. During the third quarter of fiscal 2008, the Company recorded an unrealized loss of $3,453, net of tax, in other comprehensive income (OCI). The amount of the write-down was based on, among other things, estimates provided by Lehman Brothers, the firm managing these investments, which subsequently filed for bankruptcy. At that time, the companies that issued these securities continued to maintain their AAA counterparty credit rating and pay the maximum interest contractually required. In addition, beginning in the third quarter of fiscal 2008, the Company reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.

In the second quarter of fiscal 2009, after Lehman Brothers filed for bankruptcy and ceased to provide estimates to the Company of the value of the auction rate securities, the Company hired an independent third party valuation firm to assist the Company in estimating the fair value of these securities using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company concluded that an other-than-temporary impairment loss had occurred. The primary drivers of this conclusion were the magnitude of the calculated impairment and the fact that the credit ratings of the companies that had issued these securities had declined since the third quarter of fiscal 2008. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within other expense in its Condensed Consolidated Statement of Income for the second quarter of fiscal 2009. Of this loss, $13,542 was attributable to a decline in market value while $1,562 was due to a foreign currency transaction loss as these U.S. dollar-denominated securities are held by the Company’s Israeli subsidiary, which has a shekel functional currency.

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

Based on updated estimates of the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis, an assessment of secondary markets, as well as other factors, the Company determined that the fair value of the securities remained consistent with the prior period. As a result, these securities remained at their recorded value of $4,961. The Company continued to earn and collect interest on these investments at the maximum contractual rate. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

In addition to ARS, the Company holds certain collateralized debt obligations, as of December 26, 2009, totaling $561 backed primarily by U.S. Treasury obligations.

The following table presents a rollforward of the assets and liabilities measured at fair value using unobservable inputs (Level 3) at December 26, 2009:

Investment Securities (Level 3)
Assets:
Balance as of June 27, 2009	$5,528
Transfers into Level 3	—
Foreign currency translation	(6)

Balance as of December 26, 2009	$5,522

At December 26, 2009, all of the Company’s investments in debt and equity securities were classified as available-for-sale, and, as a result, were reported at fair value. The following is a summary of the Company’s available-for-sale securities as of December 26, 2009:

December 26, 2009
Equity securities	$1
Corporate debt securities (ARS)	4,961
Other debt securities	561

Total	$5,523

Excluding corporate debt securities, the fair value of available-for-sale investment securities approximated cost as of December 26, 2009. Unrealized gains and losses for investment securities were not material and were included in other comprehensive income, net of tax. Gross realized gains and losses on the sale of these securities are determined using the specific identification method. There were no sales of these securities in the second quarter of fiscal 2010.

The following table summarizes the contractual maturities of debt securities at December 26, 2009:

Less than 1 year	$561
Due in 1 to 5 years	—
Due after 5 years	4,961

Total	$5,522

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows:

	December 26, 2009	June 27, 2009	December 27, 2008
Finished goods	$179,524	$168,082	$158,452
Work in process	119,938	107,943	113,456
Raw materials	117,013	108,769	134,931

Total inventories	$416,475	$384,794	$406,839

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. The current year testing resulted in no impairment charge related to the Consumer Healthcare segment. The goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year.

In the first half of fiscal 2010 there was an addition to goodwill in the API segment related to the Vedants acquisition. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Rx Pharma- ceuticals	API	Total
Balance as of June 27, 2009	$109,145	$72,007	$82,771	$263,923
Business acquisition	—	—	4,183	4,183
Purchase price allocation adjustment	(1,732)	—	—	(1,732)
Currency translation adjustment	1,194	1,634	2,098	4,926

Balance as of December 26, 2009	$108,607	$73,641	$89,052	$271,300

Other intangible assets and related accumulated amortization consisted of the following:

	December 26, 2009		June 27, 2009
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Intangible assets subject to amortization:
Developed product technology/formulation and product rights	$201,715	$60,193	$198,439	$52,092
License and distribution/customer agreements	28,952	15,472	22,646	12,482
Customer relationships	61,724	11,389	61,180	9,207
Trademarks	4,745	711	4,643	708
Non-competition agreements	2,157	639	2,150	362

Total	299,293	88,404	289,058	74,851

Intangible assets not subject to amortization:
Trade names and trademarks	4,983	—	4,896	—

Total intangible assets	$304,276	$88,404	$293,954	$74,851

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $12,492 and $11,317 for the first half of fiscal 2010 and 2009, respectively, for intangible assets subject to amortization.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2010 (1)	$10,900
2011	20,200
2012	20,200
2013	19,900
2014	19,500

(1)	Reflects remaining six months of fiscal 2010.

NOTE 8 – OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

	December 26, 2009	June 27, 2009	December 27, 2008
Short-term debt:
Current portion of long-term debt	$18,053	$17,181	$17,050

Total	18,053	17,181	17,050

Long-term debt:
Revolving line of credit	—	50,000	50,000
Term loans	225,000	225,000	225,000
Senior notes	200,000	200,000	200,000
Letter of undertaking – Israeli subsidiary	400,000	400,000	400,000
Debenture – Israeli subsidiary	—	—	17,050

Total	825,000	875,000	892,050

Total debt	$843,053	$892,181	$909,100

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

NOTE 9 – ACCOUNTS RECEIVABLE SECURITIZATION

On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly-owned subsidiaries and Bank of America Securities, LLC (Bank of America) pursuant to which the Company can effectively borrow up to $125,000. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly-owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility. The SPE will then transfer an interest in the receivables to Bank of America. The interest rate on the borrowings is based on the defined commercial paper rate plus 1.75%. If the defined commercial paper rate is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) LIBOR plus 3.00%; (ii) the Federal Funds Rate plus 1.50%; or (iii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a non-use fee of 0.875% is applied to the unutilized portion of the $125,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. As of December 26, 2009, there were no borrowings outstanding under the Securitization Program.

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

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (Topic 815), which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income, net of tax. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument are settled. All of the Company’s designated hedging instruments are classified as cash flow hedges.

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

In accordance with Topic 815, the Company has designated the above interest rate swaps as cash flow hedges and has formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative to the specific liability or asset on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

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

The Company’s foreign currency hedging program consists of cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of twelve months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of twelve months. The Company did not have any foreign currency put or call contracts as of December 26, 2009.

In accordance with Topic 815, the Company has designated certain forward contracts as cash flow hedges and has formally documented the relationships between the forward contracts and the hedged items, as well as its risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative to the specific liability or asset on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $110,000. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The effects of derivative instruments on the Company’s condensed consolidated financial statements were as follows as of December 26, 2009 and for the six months then ended (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet

	December 26, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815:
Interest rate swap agreements	Other current assets	$—	Accrued liabilities	$925
Foreign currency forward contracts	Other current assets	807	Accrued liabilities	905

Total derivatives designated as hedging instruments under Topic 815		$807		$1,830

Derivatives not designated as hedging instruments under Topic 815:
Foreign currency forward contracts	Other current assets	$65	Accrued liabilities	$90

Total derivatives not designated as hedging instruments under Topic 815		$65		$90

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) for the six months ended December 26, 2009

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap agreements	$1,078	Interest, net	$(2,699)	Other expense	$(1,100)

Foreign currency forward contracts	(69)	Net sales	(561)	Cost of sales	(37)
		Cost of sales	1,182
		Interest, net	34
		Other income (expense), net	(5)

Total	$1,009		$(2,049)		$(1,137)

Derivatives Not Designated as Hedging Instruments under Topic 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest, net	$(48)
Foreign currency forward contracts (1)	Other income (expense), net	963

Total		$915

(1) The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company issued 536 and 302 shares related to the exercise and vesting of share-based compensation during the second quarter of fiscal 2010 and 2009, respectively. Year-to-date, the Company issued 1,077 and 676 shares related to share-based compensation in fiscal 2010 and 2009, respectively.

On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value up to $150,000. Purchases are made on the open market, subject to market conditions, and are funded by available cash or borrowings. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company has had a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The Company completed purchases under this plan on December 16, 2009. During the second quarter of 2010, the Company repurchased 1,218 shares of its common stock for $45,518, of which 2 shares were repurchased in private party transactions. During the second quarter of 2009, the Company repurchased 996 shares of its common stock for $32,983, of which 34 shares were repurchased in private party transactions. Year-to-date, the Company repurchased 2,057 shares of its common stock for $70,804 and 1,828 shares for $62,297 in fiscal 2010 and 2009, respectively, of which private party transactions accounted for 80 shares and 34 shares for fiscal 2010 and 2009, respectively.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income (loss) consisted of the following:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Net income	$50,894	$24,993	$112,192	$62,951
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	254	(1,842)	1,688	(1,641)
Foreign currency translation adjustments	4,291	(57,949)	12,026	(117,055)
Change in fair value of investment securities, net of tax	—	3,453	—	3,453
Postretirement liability adjustments, net of tax	(107)	(113)	(218)	(225)

Comprehensive income (loss)	$55,332	$(31,458)	$125,688	$(52,517)

NOTE 13 – INCOME TAXES

The effective tax rate on income from continuing operations was 28.2% and 30.6% for the first six months of fiscal 2010 and 2009, respectively. Foreign source income from continuing operations before tax for the second quarter was 19% of pre-tax earnings in fiscal 2010, up from 17% in the same period of fiscal 2009. Foreign source income from continuing operations before tax for the first six months of fiscal 2010 was 35% of pre-tax earnings, up from 19% in the same period for fiscal 2009. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the second quarter fiscal 2010 effective tax rate was lower than the comparable quarter of the prior year. The recorded effective tax rate for the first quarter of fiscal 2010 was reduced by $4,600 or 5.7% due to the statutory tax rate changes in Israel.

In July 2009, Israel lowered its statutory corporate tax rate as follows: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter.

The Company’s tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.

The total amount of unrecognized tax benefits was $66,541 and $53,932 as of December 26, 2009 and June 27, 2009, respectively. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $14,463 and $12,057 as of December 26, 2009 and June 27, 2009, respectively.

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

On June 15, 2009, the Court appointed several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee. The amended complaint asserts many of the same claims and allegations as the original pleading. It also alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had provided the valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleges that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. The motion to dismiss is fully briefed and has been submitted to the Court. During the pendency of the motion, discovery is stayed. The Company believes that the lawsuit is without merit and intends to defend the case vigorously.

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

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company, based upon these lawsuits. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $74,800. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time, the outcome or the liability, if any, associated with these claims.

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

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt. A liability was not recorded on the Company’s condensed consolidated balance sheet as of December 26, 2009 for this guaranty because management has estimated that the probability of payment is remote.

NOTE 15 – SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by type of product: Consumer Healthcare, Rx Pharmaceuticals and API, along with an Other category. As discussed in Note 3, beginning in the third quarter of fiscal 2009, the operating results of the Israel Consumer Products operating segment are being reported as discontinued operations in the Company’s condensed consolidated statements of income and have been removed from the table below for all periods presented. Due to the planned divestiture of the Israel Consumer Products business, the Israel Pharmaceutical and Diagnostic Products operating segment represents the totality of the Other category. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. In the second quarter of fiscal 2010, the Company recorded a $14,000 in-process research and development charge in its Rx Pharmaceuticals segment as a result of acquiring an ANDA from KV Pharmaceutical. See Note 2 for additional information.

	Consumer Healthcare	Rx Pharma- ceuticals	API	Other	Unallocated expenses	Total
Second Quarter 2010
Net sales	$478,442	$55,585	$36,987	$12,154	—	$583,168
Operating income	$88,391	$2,422	$5,825	($758)	($11,412)	$84,468
Amortization of intangibles	$2,023	$2,857	$498	$311	—	$5,689
Second Quarter 2009
Net sales	$446,410	$40,401	$31,866	$18,526	—	$537,203
Operating income	$56,305	$7,172	$1,062	$785	$(4,525)	$60,799
Amortization of intangibles	$2,007	$3,046	$516	$208	—	$5,777
Year-to-Date 2010
Net sales	$915,763	$102,662	$67,043	$25,701	—	$1,111,169
Operating income	$159,751	$16,682	$9,575	$436	($15,407)	$171,037
Amortization of intangibles	$3,771	$5,671	$979	$2,071	—	$12,492
Year-to-Date 2009
Net sales	$812,612	$73,576	$66,109	$40,454	—	$992,751
Operating income	$115,420	$8,956	$1,497	$2,601	$(8,588)	$119,886
Amortization of intangibles	$3,725	$6,061	$1,072	$459	—	$11,317

NOTE 16 – RESTRUCTURING

In the fourth quarter of fiscal 2009, the Company determined that its German API facility was no longer competitive from a global cost position, and accordingly, the Company currently expects to cease all operations at the facility during the first quarter of fiscal 2011. In connection with the future closure of this facility, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge in its API segment of $5,735 in the fourth quarter of fiscal 2009 to reflect the difference between carrying value and the estimated fair value, based on quoted market prices, of the affected assets. An additional charge of $2,160 was recorded in the fourth quarter of fiscal 2009 related to the removal of fixed assets from the facility for transfer and sale. The Company also recorded a charge of $6,752 related to employee termination benefits for 73 employees, which benefits are expected to be paid over the following 9 months. As of December 26, 2009, no amounts related to employee termination benefits have been paid out. Upon closure of the plant, the Company expects to incur additional costs of approximately $4,000 related to plant shut-down expenses.

In the fourth quarter of fiscal 2008, due to the expected loss of future contract manufacturing business with a customer beginning in the first quarter of fiscal 2009, the Company’s U.K. subsidiary made the decision to restructure its workforce in order to better align its resources based on future production needs. As a result of this restructuring plan, the Company’s U.K. subsidiary recorded a charge of $1,821 in the fourth quarter of fiscal 2008 in the Company’s Consumer Healthcare segment related to employee termination benefits for 108 employees, all of which had been paid as of December 26, 2009. The activity of the restructuring reserve is detailed in the following table:

Fiscal 2009 Restructuring Employee Termination
Balance at June 28, 2008	$418
Payments	(355)

Balance at June 27, 2009	$63
Payments	63

Balance at December 26, 2009	$—

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

The Company recognizes revenues and expenses related to collaboration agreements in accordance with ASC Subtopic 808-10, which directs participants in collaborative arrangements to report costs incurred and revenue generated from transactions with third parties (that is, parties that do not participate in the arrangement) in each entity’s respective income statement line items for revenues and expenses. Revenues from collaborative agreements, consist primarily of royalty payments, payments for research and developmental services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of ASC Subtopic 605-25, “Revenue Recognition—Multiple-Element Arrangements” (Subtopic 605-25). If the separate elements meet the requirements of Subtopic 605-25, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on relative fair value. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract.

In April 2009, the Company entered into a joint development agreement with Medicis Pharmaceutical Corporation (Medicis). The agreement allows the Company to use its research and development know-how rights to develop a novel proprietary product. The Company recognized revenue of $1,250 during the first half of fiscal 2010 and $840 during fiscal 2009 related to the agreement. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments should Medicis begin selling the products being developed.

In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product brought by Sanofi-Aventis against Teva Pharmaceutical Industries Ltd. (Teva) (formerly Barr Laboratories, Inc.), a partner with the Company for this product and the holder of the ANDA. The Company will share in the costs and benefits of the settlement agreement between Teva and Sanofi-Aventis and Teva’s subsequent marketing of the product under the agreement, which will commence on June 15, 2011 or earlier in certain circumstances. On July 31, 2009, Teva received FDA final approval for its ANDA. This event triggered a milestone payment of $2,500, which the Company recognized in revenue in the first quarter of fiscal 2010. During the second quarter of fiscal 2010, the Company recognized an additional $3,000 in non-product revenue. Previously, the Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009 resulting in revenues recognized in the amount of $2,500.

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

In May 2008, the Company entered into a collaborative agreement with Cobrek Pharmaceuticals (Cobrek), a newly formed entity of Pentech Pharmaceuticals Inc. (Pentech), a privately owned company that specializes in the research and development of niche generic dosage forms. Pentech contributed its ANDA filing for a generic equivalent to Luxiq® foam, a $34,000 branded pharmaceutical product, to the agreement. The Company contributed two of its early stage generic topical pipeline products. One of the two pipeline products, a generic to Evoclin® foam, was submitted to the FDA in August 2008, with a Paragraph IV certification, and is currently subject to Hatch-Waxman patent litigation. This collaborative agreement was amended during fiscal 2009 to include two additional products. The Company recognized revenue of $650 during the first half of fiscal 2010 and $1,450 during fiscal 2009 related to the joint development of these two additional products. The parties will share the development costs and profits generated by these products, with the Company being the exclusive distributor of the collaboration products. Pentech contributed to Cobrek all of its interests in current and future ANDA filings, including a potential first-to-file on a generic version of Hectorol (doxercalciferol) injectable. The Company invested $12,500 in cash in Cobrek, accounted for on the cost method, in exchange for a minority, noncontrolling ownership position in the company.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER FISCAL YEARS 2010 AND 2009

(in thousands, except per share amounts)

OVERVIEW

Perrigo Company (the “Company”) traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than forty billion oral solid doses and several hundred million liquid doses, as well as dozens of other product forms each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories in the U.S., U.K., Mexico and Israel.

Segments – Consumer Healthcare is the world’s largest manufacturer of OTC pharmaceutical and nutritional products for the store brand market. This business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer therefore can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below a comparable national brand product. The Company estimates that its business model saves consumers approximately $1,000,000 annually in their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in all of the geographies where it currently competes - the U.S., U.K. and Mexico. Currently, store brand private label products represent approximately 25% of the total retail dollar value of the categories where the Company competes. This share grew in recent years as new products, retailer efforts and economic events have directed consumers to the value of store brand product offerings.

The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription drugs in the U.S. The Company defines this portfolio as “extended topical” in nature as it encompasses a broad array of topicals including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions and solutions. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that have more difficult to develop formulations and therefore are exposed to less competition. In addition, the Rx Pharmaceuticals segment offers over-the-counter products through the prescription channel (referred to as “ORx”). ORx is a term used to describe OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 200 ORx products that are reimbursable through many health plans, Medicaid and Medicare programs. When prescribed by a doctor or other health care professional, ORx products offer consumers safe and effective remedies that provide an affordable alternative to higher out-of-pocket costs of traditional OTC products. The Company’s ORx strategy is to set up and register OTC products for reimbursement through public and private health plans, as well as leverage its portfolio and pipeline of OTC products for generic substitution when appropriate.

The API segment develops, manufactures and markets API used worldwide by the generic drug industry and branded pharmaceutical companies. The strategy of the API segment is to focus development efforts on the synthesis of less common molecules for its customers, as well as for the more complex products within the Consumer Healthcare and Rx Pharmaceuticals development pipelines.

Each business segment has its own sales and marketing teams focused on servicing the specific requirements of its customer base. All of these business segments share R&D, Supply Chain, Information Technology, Finance, Human Resources, Legal and Quality services, all of which are directed out of the Company’s headquarters in Allegan, Michigan.

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

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. They are also subject to the seasonal demands driven by the length and severity of the cough/cold/flu season and the special strains of the flu virus, such as the H1N1 flu virus, which has had an impact in the current flu season. Accordingly, operating results for the first half of fiscal 2010 are not necessarily indicative of the results that may be expected for the second half of the year.

Current Year Results – Net sales for the second quarter of fiscal 2010 were $583,168, an increase of 9% over fiscal 2009. The increase was driven by the Consumer Healthcare, Rx Pharmaceuticals and API segments and included consolidated new product sales of approximately $26,600. Gross profit was $196,945, an increase of 34% over fiscal 2009. The gross profit percentage in the second quarter of fiscal 2010 was 33.8%, as compared to 27.3% last year. Operating expenses in the second quarter of fiscal 2010 were $112,477, an increase of 31% over fiscal 2009, and included a one-time write-off of in-process research and development of $14,000 related to acquiring an Abbreviated New Drug Application (ANDA) from KV Pharmaceutical. As a percentage of net sales, operating expenses were 19.3%, up from 16.0% in the second quarter of fiscal 2009. Income from continuing operations was $53,236, an increase of 121% over fiscal 2009. Net income was $50,894, an increase of 104% over fiscal 2009.

Net sales for the first half of fiscal 2010 were $1,111,169, an increase of 12% over fiscal 2009. The increase was driven primarily by the Consumer Healthcare and Rx Pharmaceuticals segments and included consolidated new product sales of approximately $36,900. Gross profit was $360,939, up 28% over fiscal 2009. The gross profit percentage in the first half of fiscal 2010 was 32.5%, as compared to 28.5% last year. Operating expenses were $189,902, an increase of 17% over fiscal 2009, and included the $14,000 in-process research and development charge mentioned above. As a percentage of sales, operating expenses were slightly higher than fiscal 2009. Income from continuing operations was $114,261, an increase of 83% from fiscal 2009. Net income was $112,192, an increase of 78% over fiscal 2009.

Further details related to current year results are included below under Results of Operations.

Growth Strategy and Strategic Transactions

Management expects to grow the Company both organically and inorganically. The Company continually reinvests in its own R&D pipeline and works with partners as necessary to strive to always be first to market with new products. Recent years have seen strong organic growth as a series of very successful new products have been launched in Consumer Healthcare. Inorganic growth is expected to be achieved through expansion into adjacent products, product categories, channels and new geographic markets. While ever-conscious of the challenges associated with the current economic environment, the Company continues to identify opportunities to grow and at the same time positions itself to address the uncertainties that lie ahead. In the first half of fiscal 2010, the Company continued its strategic growth through the following acquisitions:

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

Adjacent Products:

•

Asset acquisitions in July 2009 and November 2009 of certain pharmaceutical diagnostic assets to enhance the Company’s product portfolio and strengthen its position as the leader in the Israeli pharmaceutical diagnostic market.

•

Acquisition in September 2009 of the ANDA for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical. This product is the equivalent to Stiefel Laboratories’ (a subsidiary of GlaxoSmithKline) Duac® gel, indicated for the topical treatment of inflammatory acne vulgaris.

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

As part of this annual strategic review of consolidated ROIC, in March 2009, the Company committed to a plan to divest its Israel Consumer Products business. On November 2, 2009, the Company announced that it had signed a definitive agreement to sell this business to Emilia Group, a subsidiary of O. Feller Holdings Ltd., for approximately $55,000, of which approximately $11,000 is contingent upon satisfaction of contingency factors specified in the agreement. The final purchase price is subject to post-closing working capital adjustments as defined by the agreement. The transaction is expected to close in the first calendar quarter of 2010. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the condensed consolidated statements of income for all periods presented. Unless otherwise noted, amounts and disclosures throughout Management’s Discussion and Analysis relate to the Company’s continuing operations. See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Events Impacting Future Results

In March 2008, the Consumer Healthcare segment of the Company launched store brand versions of omeprazole, a proton pump inhibitor product in the gastrointestinal category. The product was well received by the Company’s retail customers as well as consumers, with the store brand product capturing market share on average of approximately 40%. The Company’s annual sales of this product exceed $200,000, and gross profit contribution has been higher than the Company’s average.

In December 2009, another company launched its own version of a store brand omeprazole capsule to compete with the Company’s product at certain retailers. Management expects to defend the majority of the market share achieved by the Company’s product through a combination of high quality and customer service levels, as well as proactive promotional planning and marketing support. However, the introduction of this product may result in a decrease in net sales of the Company’s omeprazole product and a related adverse effect on the Company’s operating results. Accordingly, the Company’s prior periods’ net sales and operating income levels are not necessarily indicative of future results.

Over the past several years, the Company has been developing the active pharmaceutical ingredient (API) temozolomide for various finished dose partners in several global markets. With respect to the U.S. temozolomide market, on February 2, 2010, the Company announced that it will exclusively supply Teva Pharmaceutical Industries Ltd. (Teva) with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S. and the Company will equally share in the profitability of the product sold. A launch date in the U.S. has not been announced. The Company expects its share in the profits of the product could have a material positive impact on its operating results; however, the magnitude and timing of the profits the Company could realize are uncertain and are subject to factors beyond the Company’s control, including, but not limited to, the timing of the product launch date in the U.S.

Teva’s tentatively approved ANDA to market temozolomide is currently pending final approval from the U.S. Food and Drug Administration (FDA). As the first company to file the ANDA that contained a paragraph IV certification for Temodar® , Teva is eligible to receive 180-day Hatch-Waxman statutory exclusivity to market this product in the U.S. Annual sales of the brand product were approximately $369,000 in the United States based on IMS sales data.

RESULTS OF OPERATIONS

Consumer Healthcare

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$478,442	$446,410	$915,763	$812,612
Gross profit	$152,520	$114,977	$278,909	$224,284
Gross profit %	31.9%	25.7%	30.5%	27.6%
Operating expenses	$64,129	$58,672	$119,158	$108,864
Operating expenses %	13.4%	13.1%	13.0%	13.4%
Operating income	$88,391	$56,305	$159,751	$115,420
Operating income %	18.5%	12.6%	17.4%	14.2%

Net Sales

Second quarter net sales for fiscal 2010 increased 7% or $32,032 compared to fiscal 2009. The increase was comprised of approximately $31,000 of domestic sales and approximately $1,000 of international sales. The domestic increase resulted from approximately $24,000 from higher unit sales of existing products in the cough/cold, gastrointestinal and analgesics categories, along with approximately $22,000 of new product sales, primarily in the laxatives, smoking cessation, analgesics and cough/cold categories. The domestic increases were also driven by $6,000 of incremental sales from Unico Holdings (Unico). These combined domestic increases were partially offset by a decline of approximately $16,000 in sales of existing products primarily in the smoking cessation, feminine hygiene and contract manufacturing categories, along with a decline of approximately $4,000 from exited products. The slight increase in international sales was driven primarily by incremental sales of $700 from Laboratorios Diba (Diba). Unfavorable changes in the foreign currency exchange rates of $2,100 were entirely offset by new product sales of the same amount.

Year-to-date net sales for fiscal 2010 increased 13% or $103,151 compared to fiscal 2009. The increase was comprised of approximately $104,000 of domestic sales offset slightly by a $1,000 decrease in international sales. The domestic increase resulted from approximately $53,500 from higher unit sales of existing products in the gastrointestinal, cough/could, analgesics and smoking cessation categories, along with approximately $40,000 in incremental sales from the acquisitions of J.B. Laboratories (JBL) and Unico. In addition, new product sales were approximately $29,600, primarily in the laxatives, analgesics and smoking cessation categories. These combined domestic increases were partially offset by a decline of $10,600 in sales from existing product categories and approximately $7,800 in exited products. The slight decrease in international sales was driven primarily by unfavorable changes in foreign currency exchange rates of approximately $12,000 mostly offset by an increase in sales of existing products of approximately $5,000, new product sales of $3,100, along with incremental sales of $2,900 from the acquisition of Diba.

Gross Profit

Second quarter gross profit for fiscal 2010 increased 33% or $37,543 compared to fiscal 2009. The increase resulted from a favorable mix of products sold domestically within the gastrointestinal, analgesics, nutrition and cough/cold categories, which added $18,000 of gross profit, higher gross margins attributable to new product sales, $6,000 of lower inventory costs and incremental gross profit from the acquisitions of Unico and Diba of $1,000. These increases were partially offset by unfavorable changes in foreign currency exchange rates, which reduced gross profit by $2,000. In addition, second quarter fiscal 2009 gross profit was unfavorably impacted by a $2,187 charge to cost of sales related to the step-up in value of inventory acquired in the Unico, Diba and JBL acquisitions and a $1,600 fixed asset impairment charge.

Year-to-date gross profit for fiscal 2010 increased 24% or $54,625 compared to fiscal 2009. The increase resulted from a favorable mix of products sold domestically within the gastrointestinal, analgesics, smoking cessation, nutrition and cough/cold categories, which added $33,000 of gross profit, higher gross margins attributable to new product sales, $2,000 of lower inventory costs and incremental gross profit from the acquisitions of JBL, Unico and Diba of $8,000. These increases were partially offset by of unfavorable changes in foreign currency exchange rates, which reduced gross profit by $6,000. In addition, year-to-date fiscal 2009 gross profit was unfavorably impacted by a $2,187 charge to cost of sales related to the step-up in value of inventory acquired in the Unico, Diba and JBL acquisitions and a $1,600 fixed asset impairment charge.

Operating Expenses

Second quarter operating expenses for fiscal 2010 increased 9% or $5,457 compared to fiscal 2009. The increase was primarily related to increased administrative expenses of $3,100 and research and development costs of $2,000. The majority of the increase in administrative costs was attributable to an increase in variable incentive and profit sharing-based compensation related to the Company’s year-to-date performance. This increase in administrative expenses was partially offset by lower bad debt expense. The research and development increase was due primarily to Hatch-Waxman litigation-related expenses. As a percentage of sales, second quarter fiscal 2010 operating expenses increased 30 basis points compared to second quarter fiscal 2009.

Year-to-date operating expenses for fiscal 2010 increased 9% or $10,294 compared to fiscal 2009. The increase was primarily related to higher research and development costs of $4,900 and administrative expenses of $4,500. In addition, distribution and selling expenses increased a combined $2,700. The increase in research and development costs was driven primarily by higher material purchases and litigation expenses. The majority of the increase in administrative costs was attributable to an increase in variable incentive and profit sharing-based compensation related to the Company’s year-to-date performance. Selling and distribution expenses increased due primarily to the inclusion of expenses related to JBL, Unico and Diba, along with higher variable expenses due to increased sales volumes. The year-to-date increases across all operating expense categories were partially offset by favorable changes in foreign currency exchange rates of approximately $1,800. As a percentage of net sales, year-to-date fiscal 2010 operating expenses decreased 40 basis points compared to fiscal 2009.

Rx Pharmaceuticals

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$55,585	$40,401	$102,662	$73,576
Gross profit	$25,986	$15,670	$48,363	$26,651
Gross profit %	46.8%	38.8%	47.1%	36.2%
Operating expenses	$23,564	$8,498	$31,681	$17,695
Operating expenses %	42.4%	21.0%	30.9%	24.0%
Operating income	$2,422	$7,172	$16,682	$8,956
Operating income %	4.4%	17.8%	16.2%	12.2%

Net Sales

Second quarter net sales for fiscal 2010 increased 38% or $15,184 compared to fiscal 2009. This increase was due primarily to approximately $10,900 from higher sales volumes of existing products in the ORx and core business channels, along with a lower degree of pricing pressures as compared to prior year. This increase was also driven by new product sales of $1,700.

Year-to-date net sales for fiscal 2010 increased 40% or $29,086 compared to fiscal 2009. This increase was due primarily to approximately $21,600 from higher sales volumes of existing products in the ORx and core business channels, along with a lower degree of pricing pressures as compared to prior year. This increase was also driven by new product sales of $2,000, as well as recognizing non-product revenue of $5,500 related to the Company’s collaboration agreement with Teva. On July 31, 2009, Teva received FDA final approval for its ANDA for triamcinolone acetonide nasal spray, a generic to Nasacort® AQ product brought by Sanofi-Aventis. This event triggered additional future milestone payments for the Company that will result in a favorable impact going forward for the Rx Pharmaceuticals segment, but this impact is not considered to be significant to the Company’s consolidated operating results.

Gross Profit

Second quarter gross profit for fiscal 2010 increased 66% or $10,316 compared to fiscal 2009. This increase resulted from recognizing gross profit attributable to higher sales volumes on existing products and favorable changes in the sales mix of products, along with gross profit attributable to new products. This increase was also the result of a lower degree of pricing pressures as compared to prior year, as well as improved operational efficiencies in the quarter. The gross profit percentage increased 800 basis points in the second quarter of fiscal 2010 compared to fiscal 2009 as a result of both the lower degree of pricing pressures and operational efficiencies.

Year-to-date gross profit for fiscal 2010 increased 81% or $21,712 compared to fiscal 2009. This increase resulted from recognizing gross profit attributable to higher sales volumes on existing products, favorable changes in the sales mix of products, the increase in non-product revenue, and gross profit attributable to new product sales. This increase was also the result of a lower degree of pricing pressures as compared to prior year, as well as improved operational efficiencies. The gross profit percentage increased 1,090 basis points in the first half of fiscal 2010 compared to fiscal 2009 as a result of the lower degree of pricing pressures and operational efficiencies, as well as the increase in non-product revenue.

Operating Expenses

Second quarter operating expenses for fiscal 2010 increased 177% or $15,066 compared to fiscal 2009 due primarily to a $14,200 increase in research and development expenses, as well as an $800 increase in administrative expenses. The increase in research and development expenses was due primarily to the $14,000 write-off of in-process research and development as a result of acquiring an ANDA from KV Pharmaceutical, as previously discussed in the Overview section. The increase in administrative expenses was due primarily to higher incentive-related wages and benefits. As a percentage of net sales, second quarter fiscal 2010 operating expenses increased 2,140 basis points due to the previously mentioned $14,000 charge to in-process research and development.

Year-to-date operating expenses for fiscal 2010 increased 79% or $13,986 compared to fiscal 2009. This increase was due primarily to the $14,000 charge to research and development related to the acquired ANDA discussed above, as well as higher incentive-related wages and benefits. These increases were slightly offset by controlled operational spending. As a percentage of net sales, year-to-date fiscal 2010 operating expenses increased 690 basis points due to the previously mentioned $14,000 charge to in-process research and development.

API

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$36,987	$31,866	$67,043	$66,109
Gross profit	$14,769	$9,907	$25,344	$19,050
Gross profit %	39.9%	31.1%	37.8%	28.8%
Operating expenses	$8,944	$8,845	$15,769	$17,553
Operating expenses %	24.2%	27.8%	23.5%	26.5%
Operating income	$5,825	$1,062	$9,575	$1,497
Operating income %	15.7%	3.3%	14.3%	2.3%

Net Sales

Second quarter net sales for fiscal 2010 increased 16% or $5,121 compared to fiscal 2009. This increase was due primarily to $2,200 in increased sales volumes of existing products, along with $2,000 of favorable changes in foreign currency exchange rates. This increase was also due to new product sales of approximately $900. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.

Year-to-date net sales for fiscal 2010 increased 1% or $934 compared to fiscal 2009. This increase was due primarily to new product sales of approximately $2,000, along with approximately $600 of favorable changes in foreign currency exchange rates. These increases were partially offset by decreased sales volumes of existing products of approximately $1,700.

Gross Profit

Second quarter gross profit for fiscal 2010 increased 49% or $4,862 compared to fiscal 2009. This increase was due primarily to production efficiencies driven by higher volumes and gross profit attributable to higher sales volumes on existing products, along with the impact of favorable changes in foreign currency exchange rates of $1,300. The gross profit percentage increased 880 basis points in the second quarter of fiscal 2010 compared to fiscal 2009 due primarily to the favorable impact from production efficiencies.

Year-to-date gross profit for fiscal 2010 increased 33% or $6,294 compared to fiscal 2009. This increase was due primarily to production efficiencies driven by higher volumes and gross profit attributable to higher sales volumes on existing products, along with the impact of favorable changes in foreign currency exchange rates of $1,500. The gross profit percentage increased 900 basis points in the first half of fiscal 2010 compared to fiscal 2009 due primarily to the favorable impact from production efficiencies.

Operating Expenses

Second quarter operating expenses for fiscal 2010 were relatively flat compared to fiscal 2009. Approximately $1,000 of increased administration expenses related to higher incentive-related employee wages and benefits was almost entirely offset by decreased spending for research and development.

Year-to-date operating expenses for fiscal 2010 decreased 10% or $1,784 compared to fiscal 2009. This decrease was due primarily to decreased spending for research and development, along with the impact of favorable changes in foreign currency exchange rates of $500. These decreases were partially offset by higher employee-related expenses.

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

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$12,154	$18,526	$25,701	$40,454
Gross profit	$3,670	$6,011	$8,323	$12,566
Gross profit %	30.2%	32.4%	32.4%	31.1%
Operating expenses	$4,428	$5,226	$7,887	$9,965
Operating expenses %	36.4%	28.2%	30.7%	24.6%
Operating income	$(758)	$785	$436	$2,601
Operating income %	(6.2%)	4.2%	1.7%	6.4%

Net Sales

Second quarter net sales for fiscal 2010 decreased 34% or $6,372 compared to fiscal 2009. This decrease was driven primarily by an $8,000 impact related to the loss of a customer contract in the first quarter of fiscal 2010. This decrease was partially offset by incremental sales of $1,100 from the recent diagnostic asset acquisitions previously discussed in the Overview section, as well as the impact of favorable changes in foreign currency exchange rates of $500.

Year-to-date net sales for fiscal 2010 decreased 36% or $14,753 compared to fiscal 2009. This decrease was driven primarily by a $15,000 impact related to the loss of the customer contract discussed above, as well as the impact of unfavorable changes in foreign currency exchange rates of approximately $800. These decreases were partially offset by incremental sales of $1,500 from the diagnostic asset acquisitions discussed above.

Gross Profit

Second quarter gross profit for fiscal 2010 decreased 39% or $2,341 compared to fiscal 2009 due primarily to the loss of the customer contract discussed above, as well as a charge to cost of sales related to the step-up in value of inventory acquired in the diagnostic asset acquisitions discussed above of approximately $500. These decreases were partially offset by incremental gross profit from the acquisitions of these diagnostic assets.

Year-to-date gross profit for fiscal 2010 decreased 34% or $4,243 compared to fiscal 2009 due primarily to the loss of the customer contract discussed above, as well as a charge to cost of sales related to the step-up in value of inventory acquired in the asset acquisitions discussed above of approximately $700. This decrease was also driven by the impact of unfavorable changes in foreign currency exchange rates of approximately $500. These decreases were partially offset by incremental gross profit from the recent diagnostic asset acquisitions.

Operating Expenses

Second quarter operating expense for fiscal 2010 decreased 15% or $798 compared to fiscal 2009 due primarily to the absence of the $600 loss recognized in fiscal 2009 on assets that fund Israeli post employment obligations.

Year-to-date operating expenses for fiscal 2010 decreased 21% or $2,078 compared to fiscal 2009 due primarily to the absence of the $1,000 loss discussed above, as well as the impact of favorable changes in foreign currency exchange rates of $500.

Unallocated Expenses

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Operating expenses	$11,412	$4,525	$15,407	$8,588

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the second quarter of fiscal 2010 increased 152% or $6,887 compared to fiscal 2009. Year-to-date unallocated expenses increased 79% or $6,819 compared to fiscal 2009. The second quarter and year-to-date increases in fiscal 2010 were due primarily to a $6,000 increase in variable incentive and profit sharing-based compensation related to the Company’s year-to-date performance, along with an increase in share-based compensation expense related to performance of $1,800. These increases were partially offset by a decrease in corporate administrative expenses of $1,000.

Interest and Other (Consolidated)

Interest expense for the second quarter was $10,820 for fiscal 2010 and $13,705 for fiscal 2009. Year-to-date interest expense was $22,791 for fiscal 2010 and $26,850 for fiscal 2009. Interest income for the second quarter was $5,269 for fiscal 2010 and $6,192 for fiscal 2009. Year-to-date interest income was $10,577 for fiscal 2010 and $13,351 for fiscal 2009.

In the fiscal 2009 periods, other expense included $15,104 of an other-than-temporary impairment loss associated with auction rate securities, along with an increase in foreign currency transaction losses.

Income Taxes (Consolidated)

The effective tax rate on income from continuing operations was 28.2% and 30.6% for the first six months of fiscal 2010 and 2009, respectively. Foreign source income from continuing operations before tax for the second quarter was 19% of pre-tax earnings in fiscal 2010, up from 17% in the same period of fiscal 2009. Foreign source income from continuing operations before tax for the first six months of fiscal 2010 was 35% of pre-tax earnings, up from 19% in the same period for fiscal 2009. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the second quarter fiscal 2010 effective tax rate was lower than the comparable quarter of the prior year. The recorded effective tax rate for the first quarter of fiscal 2010 was reduced by $4,600 or 5.7% due to the statutory tax rate changes in Israel.

In July 2009, Israel lowered its statutory corporate tax rate as follows: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter.

The Company’s tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.

The total amount of unrecognized tax benefits was $66,541 and $53,932 as of December 26, 2009 and June 27, 2009, respectively. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $14,463 and $12,057 as of December 26, 2009 and June 27, 2009, respectively.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and current portion of investment securities increased $141,875 to $304,044 at December 26, 2009 from $162,169 at December 27, 2008. Working capital, including cash, increased $65,709 to $629,391 at December 26, 2009 from $563,682 at December 27, 2008. The increase in working capital was due primarily to the increase in cash and cash equivalents and accounts receivables, as well as higher inventory levels.

Cash, cash equivalents and current portion of investment securities decreased $12,272 to $304,044 at December 26, 2009 from $316,136 at June 27, 2009. Working capital, including cash, increased $9,067 to $629,391 at December 26, 2009 from $620,324 at June 27, 2009.

In addition to the cash, cash equivalents and current portion of investment securities balance of $304,044 at December 26, 2009, the Company had $250,000 available under its revolving loan commitment, as well as $125,000 available under its new accounts receivable securitization program described below. Cash, cash equivalents, current portion of investment securities, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends and authorized share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current financial and credit liquidity crisis worsens (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Year-to-date net cash provided from operating activities increased by $123,513 to $159,494 for fiscal 2010 compared to $35,981 for fiscal 2009. The increase in cash from operations was related primarily to lower payroll and related tax payments and increased earnings for fiscal 2010 compared to fiscal 2009, as well as lower income tax payments.

Year-to-date net cash used for investing activities decreased $52,831 to $55,207 for fiscal 2010 compared to $108,038 for fiscal 2009 due primarily to the decrease in funding for the business acquisition of Vedants in fiscal 2010 as compared to the funding used for the business acquisitions of Unico, Diba and JBL in fiscal 2009. This decrease was partially offset by the funding used for the asset acquisitions and acquired research and development in fiscal 2010.

Capital expenditures for facilities and equipment were for normal replacement and productivity enhancements, as well as manufacturing expansions in the U.S. Capital expenditures are anticipated to be between $55,000 to $70,000 for fiscal 2010 due primarily to manufacturing capacity in the U.S. and Israel, investments at newly acquired entities and technology infrastructures and system upgrades.

Year-to-date net cash used for financing activities increased $28,269 to $116,042 for fiscal 2010 compared to $87,773 for fiscal 2009. The increase in cash used for financing activities was due primarily to increased repayments of long-term debt and increased repurchases of common stock.

During the second quarter of 2010, the Company repurchased 1,218 shares of its common stock for $45,518, of which 2 shares were repurchased in private party transactions. During the second quarter of 2009, the Company repurchased 996 shares of its common stock for $32,983, of which 34 shares were repurchased in private party transactions. Year-to-date, the Company repurchased 2,057 shares of its common stock for $70,804 and 1,828 shares for $62,297 in fiscal 2010 and 2009, respectively, of which private party transactions accounted for 80 shares and 34 shares for fiscal 2010 and 2009, respectively.

The Company paid quarterly dividends totaling $10,838 and $9,710, or $0.1175 and $0.1050 per share, for the first half of fiscal 2010 and 2009, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Accounts Receivable Securitization

On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly-owned subsidiaries and Bank of America Securities, LLC (Bank of America) that effectively permits the Company to borrow up to $125,000. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly-owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility. The SPE will then transfer an interest in the receivables to Bank of America. The interest rate on the borrowings is based on the defined commercial paper rate plus 1.75%. If the defined commercial paper rate is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) LIBOR plus 3.00%; (ii) the Federal Funds Rate plus 1.50%; or (iii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a non-use fee of 0.875% is applied to the unutilized portion of the $125,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. As of December 26, 2009, there were no borrowings outstanding under the Securitization Program.

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

Investment Securities

The Company currently maintains a portfolio of auction rate securities with a total par value of $18,000 and an estimated fair value of $4,961 at December 26, 2009. During the second quarter of fiscal 2009, the Company concluded that an other-than-temporary impairment loss had occurred as a result of diminished credit ratings of the companies that issued these securities and other factors. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within other expense in its Condensed Consolidated Statement of Income for the second quarter of fiscal 2009. During the fourth quarter of fiscal 2009, the Company received an updated estimate for the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company recorded an unrealized gain of $503, net of tax, in other comprehensive income. Based on updated estimates of the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors, the Company determined that the fair value of the securities remained consistent with the prior period. As a result, these securities remained at their recorded value of $4,961. As a result of the tightening of the credit markets beginning in calendar 2008, there is no liquid market for these securities at this time. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Guaranties and Contractual Obligations

The Company’s Israeli subsidiary provides a guaranty to a bank to secure the debt of a 50% owned joint venture for approximately $500, not to exceed 50% of the joint venture’s debt. A liability was not recorded on the Company’s condensed consolidated balance as of December 26, 2009 for this guaranty because management has estimated that the probability of payment is remote.

During the second quarter of fiscal 2010, there were no material changes in contractual obligations.

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

Shelf stock adjustments are credits issued to reflect decreases in the selling price of a product and are based upon estimates of the amount of product remaining in a customer’s inventory at the time of the anticipated price reduction. In many cases, the customer is contractually entitled to such a credit. The allowances for shelf stock adjustments are based on specified terms with certain customers, estimated launch dates of competing products and estimated declines in market price.

Changes in these estimates and assumptions may result in additional customer-related accruals and allowances. The following table summarizes the activity included in the balance sheet for customer-related accruals and allowances:

	Year-to-Date 2010	Year-to-Date 2009
Customer-Related Accruals and Allowances
Balance, beginning of period	$56,462	$56,509
Provision recorded	159,079	134,937
Credits processed	(149,129)	(136,742)

Balance, end of the period	$66,412	$54,704

Revenues from non-product arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and developmental services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of ASC Subtopic 605-25, “Revenue Recognition—Multiple-Element Arrangements” (Subtopic 605-25). If the separate elements meet the requirements of Subtopic 605-25, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on relative fair value. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates performance periods based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $9,307 at December 26, 2009, $11,394 at June 27, 2009 and $9,377 at December 27, 2008.

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

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. Goodwill allocated to the API and Rx Pharmaceuticals segments is tested annually for impairment in the third quarter of the fiscal year. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K. operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $271,300 at December 26, 2009, $263,923 at June 27, 2009 and $267,937 at December 27, 2008.

Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, license and distribution/customer agreements, customer relationships, non-competition agreements and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, license and distribution/customer agreements and non-competition agreements are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $215,872 at December 26, 2009, $219,103 at June 27, 2009 and $227,221 at December 27, 2008.

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

The Company is exposed to market risk due to changes in interest rates, the liquidity of the securities markets and currency exchange rates.

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

Based on updated estimates of the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors, the Company determined that the fair value of the securities remained consistent with the prior period. As a result, these securities remained at their recorded value of $4,961. The Company continued to earn and collect interest on these investments at the maximum contractual rate. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

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

As of December 26, 2009, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a–15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 26, 2009 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 15, 2009, the Court appointed several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee. The amended complaint asserts many of the same claims and allegations as the original pleading. It also alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had provided the valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleges that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. The motion to dismiss is fully briefed and has been submitted to the Court. During the pendency of the motion, discovery is stayed. The Company believes that the lawsuit is without merit and intends to defend the case vigorously.

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

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 27, 2009 includes a detailed discussion of the Company’s risk factors. Other than the item noted below, there have been no material changes during the first half of fiscal 2010 to the risk factors that were included in the Form 10-K.

Single-Source Suppliers

The Company maintains several single-source supplier relationships, because either alternative sources are not available or the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect the Company’s ability to ship the related product in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with the Company’s higher volume and more profitable products. Even where alternative sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of revenues. As a result, the loss of a single-source supplier could have a material adverse effect on the Company’s results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except per share amounts)

On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. The Company completed purchases under this plan on December 16, 2009. The Company has had a 10b5-1 plan that allows brokers selected by the Company to repurchase shares on behalf of the Company at times when it would ordinarily not be in the market because of the Company’s trading policies. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given day is determined by the plan’s formula, which is generally based on the market price of the Company’s stock. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2010	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$45,487
September 27 to October 31	629	$35.31	628	$23,317
November 1 to November 28	355	$39.38	354	$9,384
November 29 to December 26	234	$39.89	234	$—

Total	1,218		1,216

(1)	Private party transactions accounted for the purchase of 1 share in the period from September 27 to October 31 and 1 share in the period from November 1 to November 28.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on October 29, 2009, the Company’s shareholders voted on the following matters:

1. Election of four directors of the Company:

The tabulation of votes provided by the Inspector of Election was as follows:

Nominee	For	Withheld
Gary M. Cohen	67,536,687	1,532,769
David T. Gibbons	66,178,922	2,890,534
Ran Gottfried	63,711,873	5,357,583
Ellen R. Hoffing	67,621,764	1,447,692

2. Appointment of Ernst & Young LLP:

For	Against	Abstain	Total
66,537,541	2,478,394	53,523	69,069,458

Item 6.	Exhibits

Exhibit Number	Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY (Registrant)

Date: February 2, 2010	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date: February 2, 2010	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.