Form 10-Q
period 2010-03-27
PERRIGO CO
filed 2010-04-29
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 2010

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

As of April 26, 2010, the registrant had 91,383,398 outstanding shares of common stock.

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

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$538,306	$505,902	$1,649,475	$1,498,653
Cost of sales	352,440	356,310	1,102,670	1,066,509

Gross profit	185,866	149,592	546,805	432,144

Operating expenses
Distribution	7,960	6,167	21,493	18,513
Research and development	17,467	17,890	56,699	56,036
Selling and administration	65,658	53,638	188,795	165,533

Subtotal	91,085	77,695	266,987	240,082

Write-off of in-process research and development	—	—	14,000	279
Restructuring	7,474	—	7,474	—

Total	98,559	77,695	288,461	240,361

Operating income	87,307	71,897	258,344	191,783
Interest, net	5,989	6,966	18,203	20,465
Other (income) expense, net	(1,327)	1,160	(1,557)	2,565
Investment impairment	—	—	—	15,104

Income from continuing operations before income taxes	82,645	63,771	241,698	153,649
Income tax expense	22,507	17,302	67,299	44,831

Income from continuing operations	60,138	46,469	174,399	108,818
Income (loss) from discontinued operations, net of tax	768	(572)	(1,301)	30

Net income	$60,906	$45,897	$173,098	$108,848

Earnings (loss) per share (1)
Basic
Continuing operations	$0.66	$0.51	$1.91	$1.18
Discontinued operations	0.01	(0.01)	(0.01)	0.00

Basic earnings per share	$0.67	$0.50	$1.89	$1.18
Diluted
Continuing operations	$0.65	$0.50	$1.88	$1.16
Discontinued operations	0.01	(0.01)	(0.01)	0.00

Diluted earnings per share	$0.66	$0.49	$1.86	$1.16
Weighted average shares outstanding
Basic	91,179	91,967	91,428	92,251
Diluted	92,589	93,153	92,819	93,747
Dividends declared per share	$0.0625	$0.0550	$0.1800	$0.1600

(1)	The sum of individual per share amounts may not equal due to rounding.

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 27, 2010	June 27, 2009	March 28, 2009
Assets
Current assets
Cash and cash equivalents	$314,924	$316,133	$197,817
Investment securities	562	3	5
Accounts receivable, net	322,329	325,810	331,307
Inventories	417,580	384,794	383,010
Current deferred income taxes	40,689	41,941	40,447
Income taxes refundable	—	8,926	12,191
Prepaid expenses and other current assets	33,218	23,658	26,904
Current assets of discontinued operations	9,507	51,699	45,796

Total current assets	1,138,809	1,152,964	1,037,477
Property and equipment	821,564	763,951	724,242
Less accumulated depreciation	(441,283)	(409,634)	(385,780)

	380,281	354,317	338,462
Restricted cash	400,000	400,000	400,000
Goodwill and other indefinite-lived intangible assets	292,030	268,819	249,960
Other intangible assets, net	219,288	214,207	208,093
Non-current deferred income taxes	60,440	74,438	70,610
Other non-current assets	52,633	49,756	45,101
Non-current assets of discontinued operations	—	21,854	22,181

	$2,543,481	$2,536,355	$2,371,884

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$235,085	$271,537	$232,875
Payroll and related taxes	70,588	54,196	51,949
Accrued customer programs	53,788	54,461	52,789
Accrued liabilities	54,520	61,704	49,435
Accrued income taxes	6,958	3,334	—
Current deferred income taxes	15,431	18,528	16,120
Current portion of long-term debt	—	17,181	15,869
Current liabilities of discontinued operations	17,363	19,620	18,975

Total current liabilities	453,733	500,561	438,012
Non-current liabilities
Long-term debt, less current portion	825,000	875,000	875,000
Non-current deferred income taxes	108,748	139,916	133,955
Other non-current liabilities	104,118	86,476	74,222
Non-current liabilities of discontinued operations	—	11,933	9,391

Total non-current liabilities	1,037,866	1,113,325	1,092,568
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	413,683	452,243	448,589
Accumulated other comprehensive income	60,717	50,592	8,111
Retained earnings	575,619	419,086	384,056

	1,050,019	921,921	840,756
Noncontrolling interest	1,863	548	548

Total shareholders’ equity	1,051,882	922,469	841,304

	$2,543,481	$2,536,355	$2,371,884

Supplemental Disclosures of Balance Sheet Information Related to Continuing Operations
Allowance for doubtful accounts	$10,818	$11,394	$9,750
Working capital	$692,932	$620,324	$572,644
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	91,356	92,209	92,171

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Year-to-Date
	2010	2009
Cash Flows From (For) Operating Activities
Net income	$173,098	$108,848
Adjustments to derive cash flows
Write-off of in-process research and development	14,000	279
Depreciation and amortization	53,673	50,906
Restructuring	7,474	—
Asset impairments	—	16,704
Share-based compensation	11,184	7,322
Gain on sale of business	(750)	—
Income tax benefit from exercise of stock options	(905)	(2,673)
Excess tax benefit of stock transactions	(5,730)	(2,970)
Deferred income taxes (credit)	(18,108)	811

Sub-total	233,936	179,227

Changes in operating assets and liabilities, net of asset and business acquisitions and disposition
Accounts receivable	10,172	(6,053)
Inventories	(33,660)	(9,007)
Accounts payable	(32,124)	(4,219)
Payroll and related taxes	18,760	(21,258)
Accrued customer programs	(1,005)	(580)
Accrued liabilities	(8,246)	(16,907)
Accrued income taxes	32,476	9,109
Other	(4,108)	(28,729)

Sub-total	(17,735)	(77,644)

Net cash from operating activities	216,201	101,583

Cash Flows (For) From Investing Activities
Cash acquired in asset exchange	—	2,115
Proceeds from sale of business	35,980	—
Acquisitions of businesses, net of cash acquired	(58,885)	(88,248)
Acquired research and development	(14,000)	—
Acquisitions of assets	(10,262)	(1,000)
Additions to property and equipment	(32,233)	(32,020)

Net cash for investing activities	(79,400)	(119,153)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	—	(13,736)
Repayments of long-term debt	(67,771)	(31,380)
Bridge loan financing costs	(3,500)	—
Excess tax benefit of stock transactions	5,730	2,970
Issuance of common stock	14,593	9,434
Repurchase of common stock	(70,972)	(62,347)
Cash dividends	(16,566)	(14,786)

Net cash for financing activities	(138,486)	(109,845)

Effect of exchange rate changes on cash	472	6,632

Net decrease in cash and cash equivalents	(1,213)	(120,783)
Cash and cash equivalents of continuing operations, beginning of period	316,133	318,599
Cash balance of discontinued operations, beginning of period	4	5

Cash and cash equivalents, end of period	314,924	197,821
Less cash balance of discontinued operations, end of period	—	(4)

Cash and cash equivalents of continuing operations, end of period	$314,924	$197,817

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$31,928	$33,829
Interest received	$15,851	$18,872
Income taxes paid	$50,185	$60,105
Income taxes refunded	$1,159	$3,627

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 27, 2010

(in thousands, except per share amounts)

Perrigo Company (the “Company”) is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and generic prescription (Rx) pharmaceuticals, nutritional products, active pharmaceutical ingredients (API) and pharmaceutical and medical diagnostic products. The Company is the world’s largest manufacturer of OTC pharmaceutical products for the store brand market. The Company’s primary markets and locations of manufacturing and logistics operations are the United States, Israel, Mexico, the United Kingdom and Australia.

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

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business have been classified as discontinued operations in the condensed consolidated statements of income for all periods presented. As of February 26, 2010, the sale was completed resulting in a pre-tax gain on the sale of $750, which is included in income from discontinued operations in the condensed consolidated statements of income for fiscal 2010. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

Operating results for the nine months ended March 27, 2010 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009.

Recently Issued Accounting Standards

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-09, “Subsequent Events (Accounting Standard Codification (ASC) Topic 855) - Amendments to Certain Recognition and Disclosure Requirements”. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance, except as it relates to conduit debt obligors. The Company adopted the guidance in this ASU in the third quarter of fiscal 2010 and accordingly removed the related disclosure from Note 1 under Basis of Presentation. Since this guidance relates specifically to disclosures, it had no impact on the Company’s condensed consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This ASU amends ASC Topic 820 to require an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The Company adopted the new disclosure requirements in the third quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adopted disclosures have been provided in Note 5.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (ASC Topic 860) - Accounting for Transfers of Financial Assets” (ASU 2009-16). ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets, and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not expect ASU 2009-16 to have a material effect on its condensed consolidated results of operations or its financial position upon adoption.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the “Codification” as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification, which changes the referencing of financial standards, is effective for financial statements for interim or annual financial periods ending after September 15, 2009. The Company adopted the Codification at the beginning of its first quarter of fiscal 2010 and has included the new Codification references in this Form 10-Q.

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

In April 2008, the FASB issued ASC 350-30-35 amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 360-10-35-49 and other U.S. GAAP. ASC 350-30-35 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010 and did not have an effect on its condensed consolidated results of operations or its financial position as the Company did not renew or extend assumptions related to useful lives of its intangible assets.

In February 2008, the FASB issued ASC 820-10-65, which delayed the effective date of ASC Subtopic 820-10 for certain nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company’s nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis consist primarily of goodwill and other indefinite-lived intangible assets, as well as intangible assets subject to amortization. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010, and the required disclosures have been provided in Note 5.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations,” to further enhance the accounting and financial reporting related to business combinations. ASC Topic 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC Topic 805 became effective at the beginning of the Company’s first quarter of fiscal 2010; therefore, the effects of the Company’s adoption of ASC Topic 805 will depend upon the extent and magnitude of acquisitions after June 27, 2009. See Note 2 for business acquisitions the Company acquired in the nine months of fiscal 2010. ASC Topic 805 requires transaction costs associated with a business combination to be expensed in the period of the acquisition. These costs were previously capitalized in accordance with the existing accounting requirements at the time of the acquisition. The Company expects the most significant effect for the Company to result from the new requirement to capitalize in-process research and development costs, which were previously required to be expensed in accordance with the existing accounting requirements at the time of the acquisition and have been material in prior acquisitions.

In December 2007, the FASB issued ASC Topic 810, “Consolidation”, to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value; and (v) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010 and did not have a material effect on its condensed consolidated results of operations or its financial position.

In December 2007, the FASB ratified ASC Subtopic 808-10, “Collaborative Agreements – Overall”, which focuses on defining a collaborative agreement, as well as the accounting for transactions between participants in a collaborative agreement and between the participants in the arrangement and third parties. The guidance concluded that both types of transactions should be reported in each participant’s respective income statement. ASC Subtopic 808-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010. See Note 17 for additional information related to the Company’s adoption of this guidance.

NOTE 2 – ACQUISITIONS

Acquired Research and Development

On September 21, 2009, within the Rx Pharmaceuticals segment, the Company’s Israeli business acquired the Abbreviated New Drug Application (ANDA) for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. This product is the equivalent to Stiefel Laboratories’ (a subsidiary of GlaxoSmithKline) Duac® gel, indicated for the topical treatment of inflammatory acne vulgaris. Excluding the milestone payment, the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the second quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment.

Asset Acquisitions

On July 1, 2009, the Company’s Israel Pharmaceutical and Diagnostic Products operating segment entered into a distribution agreement with a major global diagnostic company. In conjunction with this distribution agreement, the Company acquired certain pharmaceutical diagnostic assets from a local pharmaceutical company for $4,610. The acquisition enhances the Company’s product portfolio and strengthens its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in this transaction consist primarily of intangible assets associated with customer supply contracts, machinery and equipment and inventory. The assets acquired and the related operating results from the acquisition date were included in the Other category in the Company’s condensed consolidated financial statements beginning in the first quarter of fiscal 2010.

The purchase price of $4,610 was allocated as follows:

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

At the time of the acquisition, a step-up in the value of inventory of $606 was recorded in the allocation of the purchase price based on valuation estimates, of which $212 and $344 was charged to cost of sales in the first and second quarters of fiscal 2010, respectively, as the inventory was sold. The remainder of the step-up in value was charged to cost of sales in the third quarter of fiscal 2010 as the inventory was sold.

On November 2, 2009, in connection with this same distribution agreement, the Company’s Israel Pharmaceutical and Diagnostic Products operating segment acquired certain pharmaceutical diagnostic assets from another local pharmaceutical company for $5,152. This acquisition enhances the Company’s product portfolio and strengthens its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in this transaction consist primarily of intangible assets associated with customer supply contracts, machinery and equipment and inventory. The assets and the related operating results from the acquisition date were included in the Other category in the Company’s condensed consolidated financial statements beginning in the second quarter of fiscal 2010.

The purchase price of $5,152 was allocated as follows:

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

At the time of the acquisition, a step-up in the value of inventory of $417 was recorded in the allocation of the purchase price based on valuation estimates, of which $153 was charged to cost of sales in the second quarter of fiscal 2010 as the inventory was sold. The remainder of the step-up in value was charged to cost of sales in the third quarter of fiscal 2010 as the inventory was sold.

Pending Future Business Acquisition

PBM Holdings, Inc. – In March 2010, the Company and PBM Holdings, Inc. (PBM), the leading store brand infant formula manufacturer, announced that they had signed a definitive merger agreement for $808,000 in cash. As of the end of the third quarter of fiscal 2010, the Company incurred approximately $3,200 of acquisition costs, which were expensed in operations in the third quarter of fiscal 2010. Upon completion of the transaction, the Company will acquire 100% of the shares of PBM. PBM, headquartered in Gordonsville, Virginia, manufactures and distributes OTC store brand infant formula and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the United States, Canada, Mexico and China. The acquisition is expected to be completed in the Company’s fourth quarter of fiscal 2010.

Business Acquisitions

The Company completed various business acquisitions during the year-to-date fiscal 2010 period and the prior year period as summarized below. Pro forma results of operations have not been presented because the aggregate effects of the completed acquisitions were not material to the Company’s condensed consolidated financial statements.

Fiscal 2010

Orion Laboratories Pty Ltd. – On March 8, 2010, the Company acquired 100% of the outstanding shares of privately-held Orion Laboratories Pty Ltd. (Orion) for $49,497 in cash. As of the end of the third quarter of fiscal 2010, the Company incurred approximately $600 of acquisition costs, which were expensed in operations in the third quarter of fiscal 2010. Located near Perth, Western Australia, Orion is a leading supplier of OTC store brand pharmaceutical products in Australia and New Zealand. In addition, Orion manufactures and distributes pharmaceutical products supplied to hospitals in Australia. The acquisition of Orion expands the Company’s global presence and product portfolio into Australia and New Zealand. The acquisition was accounted for under the purchase method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The Orion balance sheet is included in the Company’s condensed consolidated balance sheet as of March 27, 2010. The operating results for Orion from the date of acquisition to the end of the third quarter were immaterial and are included in the Consumer Healthcare segment of the Company’s consolidated results of operations.

The preliminary allocation of the $49,497 purchase price through March 27, 2010 was:

Cash	$671
Accounts receivable	3,146
Inventory	4,484
Property and equipment	11,490
Other assets	432
Goodwill	18,051
Intangible assets	15,600

Total assets acquired	53,874

Accounts payable	2,247
Other current liabilities	957
Taxes payable	1,173

Total liabilities assumed	4,377

Net assets acquired	$49,497

This preliminary purchase price is subject to adjustment once final book/tax basis differences and a post-closing working capital adjustment have been finalized. These matters are anticipated to be resolved in the fourth quarter of fiscal 2010.

The excess of the purchase price over the fair value of net assets acquired, amounting to $18,051, was recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Product formulations	$1,182
Customer relationships	12,000
Non-competition agreements	2,418

Total intangible assets acquired	$15,600

Management assigned fair value to the identifiable intangible assets through a combination of the relief from royalty method, the discounted cash flow method and the lost income method. Product formulations are based on a 10-year useful life and amortized on a straight-line basis. Customer relationships are based on 15- or 10-year useful lives based on the type of relationship and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. There are three non-competition agreements, each based on a five-year life and amortized on a straight-line basis.

At the time of the acquisition, a step-up in the value of inventory of $495 was recorded in the allocation of the purchase price based on valuation estimates, all of which is expected to be charged to cost of sales in the fourth quarter of fiscal 2010 as the inventory is sold. In addition, fixed assets were written up by $1,132 to their estimated fair market value based on the cost approach. This additional step-up in value will be depreciated over the estimated useful lives of the assets.

Vedants Drug & Fine Chemicals Private Ltd. – To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited (Vedants), an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products currently manufactured in Israel and that had been manufactured in Germany. The acquisition was accounted for using the purchase method, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Vedants are included in the API segment of the Company’s condensed consolidated results of operations for the period from August 6 to the end of the Company’s third fiscal quarter. Operations related to the noncontrolling interest are immaterial.

The purchase price of $11,500 was allocated as follows:

Cash	$1,441
Accounts receivable	168
Inventory	2
Property and equipment	8,436
Goodwill	4,183

Total assets acquired	14,230

Accounts payable	171
Other liabilities	1,289
Noncontrolling interest	1,270

Total liabilities and equity assumed	2,730

Net assets acquired	$11,500

The excess of the purchase price over the fair value of net assets acquired, amounting to $4,183, was recorded as goodwill in the condensed consolidated balance sheet and has been assigned to the Company’s API segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Fiscal 2009

Unico Holdings, Inc. – On November 13, 2008, the Company acquired 100% of the outstanding shares of privately-held Unico Holdings, Inc. (Unico) for $51,853 in cash, including $164 of acquisition costs. Based in Lake Worth, Florida, Unico was the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition of Unico expands the Company’s global presence and product portfolio in the U.S. The acquisition was accounted for under the purchase method of accounting. The operating results for Unico are included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the second quarter of fiscal 2009.

The purchase price of $51,853 was allocated as follows:

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

The excess of the purchase price over the fair value of net assets acquired, amounting to $23,559, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

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

The purchase price of $24,500 was allocated as follows:

Cash	$1,530
Accounts receivable	2,715
Inventory	3,878
Property and equipment	5,639
Other assets	746
Goodwill	8,181
Intangible assets	5,047

Total assets acquired	27,736

Accounts payable	529
Other liabilities	1,527
Deferred tax liabilities	1,180

Total liabilities assumed	3,236

Net assets acquired	$24,500

The excess of the purchase price over the fair value of net assets acquired, amounting to $8,181, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

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

The purchase price of $42,962 was allocated as follows:

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

The excess of the purchase price over the fair value of net assets acquired, amounting to $5,018, was recorded as goodwill in the consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

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

NOTE 3 – DISCONTINUED OPERATIONS

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. This business primarily sells consumer products to the Israeli market, including cosmetics, toiletries and detergents, and was previously reported as part of the Company’s Other category. Based on management’s strategic review of its portfolio of businesses, the Company had decided to sell the Israel Consumer Products business to a third party. In the third quarter of fiscal 2009, the Israel Consumer Products business had met the criteria set forth in ASC 360-10 to be accounted for as discontinued operations.

On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group, for approximately $55,000, of which approximately $11,000 was to be contingent upon satisfaction of contingency factors specified in the agreement. On February 26, 2010, the sale to Emilia Group was completed for approximately $47,000, of which approximately $11,000 is contingent upon satisfaction of contingency factors specified in the agreement. The change from the preliminary purchase price to the closing price was due to post-signing working capital adjustments as defined by the agreement. The final purchase price is subject to post-closing working capital adjustments as defined by the agreement. The Company recorded a pre-tax gain on the sale of $750, which is included in income from discontinued operations in the condensed consolidated statements of income for fiscal 2010. Under the terms of the agreement, the Company will provide distribution and support services for the importation of private label cosmetics from this business into the U.S. market, as well as back-office transition services in Israel for up to 12 months after the close of the transaction. These services will be fully transferred to Emilia Group by the end of the third quarter of fiscal 2011.

The Company has reflected the results of this business as discontinued operations in the condensed consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. The operating results related to the support and distribution services will be classified as discontinued operations as the cash flows received for providing the services are immaterial to the Company, and the Company has no significant continuing involvement in the operations of the Israel Consumer Products.

Results of discontinued operations were as follows:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$24,662	$18,036	$68,003	$66,999
Income (loss) before income taxes (including gain on sale of $750)	$967	$(1,252)	$(874)	$(1,195)
Income tax benefit (expense)	(199)	680	(427)	1,225

Income (loss) from discontinued operations, net of tax	$768	$(572)	$(1,301)	$30

The assets and liabilities classified as discontinued operations as of March 27, 2010, June 27, 2009 and March 28, 2009 were as follows:

	March 27, 2010	June 27, 2009	March 28, 2009
Cash	$—	$4	$4
Accounts receivable, net	4,378	24,438	20,246
Inventories	4,892	26,207	24,720
Prepaid expenses and other current assets	237	1,050	826

Current assets of discontinued operations	$9,507	$51,699	$45,796

Property and equipment, net	$—	$13,567	$12,656
Other intangible assets, net	—	3,572	3,656
Other non-current assets	—	4,715	5,869

Non-current assets of discontinued operations	$—	$21,854	$22,181

Accounts payable	$7,892	$14,637	$13,088
Accrued payroll and other accrued liabilities	8,546	4,983	5,887
Deferred taxes	925	—	—

Current liabilities of discontinued operations	$17,363	$19,620	$18,975

Deferred taxes and other non-current liabilities	$—	$11,933	$9,391

Non-current liabilities of discontinued operations	$—	$11,933	$9,391

As of March 27, 2010, the remaining assets and liabilities recorded in discontinued operations relate to distribution and support services that will cease within a year, as specified in the transaction agreement.

NOTE 4 – EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share (EPS) calculation follows:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$60,138	$46,469	$174,399	$108,818
Income (loss) from discontinued operations, net of tax	768	(572)	(1,301)	30

Net income used for both basic and diluted EPS	$60,906	$45,897	$173,098	$108,848

Denominator:
Weighted average shares outstanding for basic EPS	91,179	91,967	91,428	92,251
Dilutive effect of share-based awards	1,410	1,186	1,391	1,496

Weighted average shares outstanding for diluted EPS	92,589	93,153	92,819	93,747

Share-based awards outstanding that were anti-dilutive were 31 and 497 for the third quarter of fiscal 2010 and 2009, respectively. Year-to-date share-based awards outstanding that were anti-dilutive were 32 and 208 for fiscal 2010 and 2009, respectively. These share-based awards were excluded from the diluted EPS calculation.

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

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2:	Either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table summarizes the valuation of the Company’s instruments by the above pricing categories as of March 27, 2010:

	Fair Value Measurements as of March 27, 2010 Using:
	Total as of March 27, 2010	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$134,166	$134,166	$—	$—
Investment securities	5,523	1	—	5,522
Treasury lock agreements	2,700	—	2,700	—
Funds associated with Israeli post employment benefits	15,374	—	15,374	—

Total	$157,763	$134,167	$18,074	$5,522

Liabilities:
Foreign currency forward contracts, net	$1,061	$—	$1,061	$—

Total	$1,061	$—	$1,061	$—

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and variable rate long-term debt, approximate their fair value. As of March 27, 2010, the carrying value and fair value of the Company’s fixed rate long-term debt was $600,000 and $614,936, respectively. The carrying value and fair value of the restricted cash deposit related to the letter of undertaking was $400,000 and $412,406, respectively, as of March 27, 2010. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. No significant transfers between Level 1 and Level 2 occurred during the three months ended March 27, 2010. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of March 27, 2010, the Company had $15,374 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets.

The Company’s investment securities include auction rate securities (ARS) totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Historically, the carrying value of ARS approximated their fair value due to the frequent resetting of the interest rates at auction. As a result of the tightening of the credit markets beginning in calendar 2008, there was no liquid market for these securities for an extended period of time. Recent indications are that a market is starting to materialize for these securities, but at a much reduced level then the pre-2008 period. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets.

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

In the second quarter of fiscal 2009, after Lehman Brothers filed for bankruptcy and ceased to provide estimates to the Company of the value of the ARS, the Company hired an independent third-party valuation firm to assist the Company in estimating the fair value of these securities using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company concluded that an other-than-temporary impairment loss had occurred. The primary drivers of this conclusion were the magnitude of the calculated impairment and the fact that the credit ratings of the companies that had issued these securities had declined since the third quarter of fiscal 2008. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within other expense in its condensed consolidated statement of income for the second quarter of fiscal 2009. Of this loss, $13,542 was attributable to a decline in market value while $1,562 was due to a foreign currency transaction loss as these U.S. dollar-denominated securities are held by the Company’s Israeli subsidiary, which has a shekel functional currency.

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

At December 26, 2009, based on updated estimates of the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors, the Company determined that the fair value of the securities remained consistent with the prior period. As a result, these securities remained at their recorded value of $4,961. The Company continued to earn and collect interest on these investments at the maximum contractual rate.

At March 27, 2010, these securities were recorded at a fair value of $4,961. The Company continued to earn and collect interest on these investments at the maximum contractual rate. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

In addition to ARS, the Company holds certain collateralized debt obligations as of March 27, 2010, totaling $561 backed primarily by U.S. Treasury obligations.

The following table presents a rollforward of the assets measured at fair value using unobservable inputs (Level 3) at March 27, 2010:

Investment Securities (Level 3)
Assets:
Balance as of June 27, 2009	$5,528
Transfers into Level 3	—
Foreign currency translation	(6)

Balance as of March 27, 2010	$5,522

At March 27, 2010, all of the Company’s investments in debt and equity securities were classified as available-for-sale, and, as a result, were reported at fair value. The following is a summary of the Company’s available-for-sale securities as of March 27, 2010:

March 27, 2010
Equity securities	$1
Corporate debt securities (ARS)	4,961
Other debt securities	561

Total	$5,523

Excluding corporate debt securities, the fair value of available-for-sale investment securities approximated cost as of March 27, 2010. Unrealized gains and losses for investment securities were not material and were included in other comprehensive income, net of tax. Gross realized gains and losses on the sale of these securities are determined using the specific identification method. There were no sales of these securities in the third quarter of fiscal 2010.

The following table summarizes the contractual maturities of debt securities at March 27, 2010:

Less than 1 year	$561
Due in 1 to 5 years	—
Due after 5 years	4,961

Total	$5,522

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows:

	March 27, 2010	June 27, 2009	March 28, 2009
Finished goods	$184,492	$168,082	$154,293
Work in process	122,148	107,943	109,551
Raw materials	110,940	108,769	119,166

Total inventories	$417,580	$384,794	$383,010

NOTE 7– GOODWILL AND OTHER INTANGIBLE ASSETS

In the third quarter of fiscal 2010, the Company changed the annual testing date for evaluating goodwill and indefinite-lived intangible asset impairment from the end of the second (Consumer Healthcare reporting units) and third quarters (Rx Pharmaceuticals and API reporting units) to the beginning of the fourth quarter of the fiscal year for all reporting units. This voluntary change in accounting method was implemented and considered preferable because (1) the use of a common testing date enables the Company to make valuation assumptions as of a consistent date for all reporting units; (2) it better aligned with the Company’s annual budgeting process and allows the most recent projected financial information to be used when developing discounted cash flows in the reporting unit valuation models; and (3) it allowed the Company more time in a given fiscal reporting period to accurately assess the recoverability of goodwill and indefinite-lived intangible assets, and thus, would improve its overall financial reporting. To accommodate this change and meet the one-year testing window requirement of ASC 350, “Intangibles–Goodwill and Other”, the Company evaluated goodwill and indefinite-lived intangible assets for impairment at the end of the second quarter (Consumer Healthcare reporting units), end of the third quarter (Rx Pharmaceuticals and API reporting units) and the beginning of the fourth quarter (all reporting units) during fiscal 2010. The current and prior year testing resulted in no impairment charges being recorded.

In the first nine months of fiscal 2010, there were additions to goodwill in the API and Consumer Healthcare segments related to the acquisitions of Vedants and Orion, respectively. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Rx Pharma- ceuticals	API	Total
Balance as of June 27, 2009	$109,145	$72,007	$82,771	$263,923
Business acquisitions	18,051	—	4,183	22,234
Purchase price allocation adjustment	(1,732)	—	—	(1,732)
Currency translation adjustment	(2,227)	2,268	2,864	2,905

Balance as of March 27, 2010	$123,237	$74,275	$89,818	$287,330

Other intangible assets and related accumulated amortization consisted of the following:

	March 27, 2010		June 27, 2009
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Intangible assets subject to amortization:
Developed product technology/formulation and product rights	$202,519	$63,368	$198,439	$52,092
Distribution and license agreements	23,285	15,728	22,646	12,482
Customer relationships	77,219	12,497	61,180	9,207
Trademarks	4,782	714	4,643	708
Non-competition agreements	4,568	778	2,150	362

Total	312,373	93,085	289,058	74,851

Intangible assets not subject to amortization:
Trade names and trademarks	4,700	—	4,896	—

Total intangible assets	$317,073	$93,085	$293,954	$74,851

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded a charge for amortization expense of $17,879 and $16,914 for year-to-date fiscal 2010 and 2009, respectively, for intangible assets subject to amortization.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. No estimate of future amortization expense related to the pending PBM acquisition has been included in the table below. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2010 (1)	$5,800
2011	21,600
2012	21,600
2013	21,300
2014	20,900

(1)	Reflects remaining three months of fiscal 2010.

NOTE 8 – OUTSTANDING DEBT

Total borrowings outstanding are summarized as follows:

	March 27, 2010	June 27, 2009	March 28, 2009
Short-term debt:
Current portion of long-term debt	$—	$17,181	$15,869

Total	—	17,181	15,869

Long-term debt:
Revolving line of credit	—	50,000	50,000
Term loans	225,000	225,000	225,000
Senior notes	200,000	200,000	200,000
Letter of undertaking – Israeli subsidiary	400,000	400,000	400,000

Total	825,000	875,000	875,000

Total debt	$825,000	$892,181	$890,869

The Company’s Israeli subsidiary paid the third and final annual installment of its debenture in December 2009 for $17,771. The debenture, which was guarantied by the Company, had a fixed interest rate of 5.6%, and the principal of the loan was linked to the increase in the Israel Consumer Price Index.

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

As discussed in Note 2, on March 23, 2010, the Company announced that it had signed a definitive merger agreement to acquire PBM for $808,000 in cash. The transaction is expected to close in the Company’s fourth quarter of fiscal 2010. The Company intends to fund the transaction using a combination of cash on hand, utilization of its existing credit facilities and new long-term financing. Simultaneous with the signing of the merger agreement, the Company received a short-term bank bridge financing commitment for up to $350,000 to fund any remaining balance in the event that the transaction closes prior to the Company securing new long-term financing. As of March 27, 2010, there was no outstanding debt related to this commitment.

NOTE 9 – ACCOUNTS RECEIVABLE SECURITIZATION

On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly-owned subsidiaries and Bank of America Securities, LLC (Bank of America) pursuant to which the Company can effectively borrow up to $125,000. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly-owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility. The SPE will then transfer an interest in the receivables to Bank of America. The interest rate on the borrowings is based on the defined commercial paper rate plus 1.75%. If the defined commercial paper rate is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) LIBOR plus 3.00%; (ii) the Federal Funds Rate plus 1.50%; or (iii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a non-use fee of 0.875% is applied to the unutilized portion of the $125,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. As of March 27, 2010, there were no borrowings outstanding under the Securitization Program.

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

Interest Rate Hedging

The Company executes treasury-lock agreements (T-Locks) and interest rate swap agreements to manage its exposure to changes in interest rates related to its long-term borrowings. For these derivative instruments designated as cash flow hedges, changes in the fair value, net of tax, are reported as a component of other comprehensive income.

In the third quarter of fiscal 2010, with the expected issuance of long-term debt to partially fund the PBM acquisition, the Company entered into T-Locks with a notional value of $230,000 to hedge a portion of the risk of changes in the benchmark interest rate on which the fixed interest rate of the planned debt will be based. The T-Locks are designated as hedges of the variability in cash flows associated with future interest payments caused by market fluctuations in the benchmark interest rate between the time the T-Locks were entered into and the time the debt is priced.

In accordance with Topic 815, the Company designated the above T-Locks as cash flow hedges and formally documented the relationship between the T-Locks and the forecasted debt issuance, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is effective in offsetting changes in the cash flows of the hedged item. To the extent the T-Locks are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the T-locks are recorded to other comprehensive income (loss) until the consummation of the underlying debt offering, at which time any realized gain (loss) is amortized to earnings over the life of the debt. Any ineffective portion of the change in fair value is immediately recognized in earnings.

In conjunction with the Company’s 2005 Credit Agreement, during the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the term and revolving commitments thereunder. These interest rate swap agreements were contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements were used to measure interest to be paid or received and did not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements was recognized as an adjustment to interest expense.

The interest rate swap agreements fixed the interest rate at 4.77% on an initial notional amount of principal of $50,000 on the revolving loan and $100,000 on the term loan. During the first quarter of fiscal 2010, the Company repaid its $50,000 revolving loan commitment. Due to the repayment of the loan, the Company recorded an additional $1,100 in other expense related to the termination and ultimate cash settlement of the interest rate swap agreement. The remaining interest rate swap agreement on the $100,000 term loan expired on March 16, 2010.

In accordance with Topic 815, the Company designated the above interest rate swaps as cash flow hedges and formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction was effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) was deferred as a component of accumulated other comprehensive income and was recognized in earnings at the time the hedged item affected earnings. Any ineffective portion of the change in fair value was immediately recognized in earnings.

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

The Company’s foreign currency hedging program consists of cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of twelve months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of twelve months. The Company did not have any foreign currency put or call contracts as of March 27, 2010.

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $112,000. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The effects of derivative instruments on the Company’s condensed consolidated financial statements were as follows as of March 27, 2010 and March 28, 2009 and for the three months then ended and for the nine months ended March 27, 2010 (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet

(Designated as (non)hedging instruments under Topic 815)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		March 27, 2010	March 28, 2009
Hedging derivatives:
Treasury lock agreements	Other current assets	$2,700	$—
Foreign currency forward contracts	Other current assets	528	660

Total hedging derivatives		$3,228	$660

Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$730	$47

Total non-hedging derivatives		$730	$47

	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 27, 2010	March 28, 2009
Hedging derivatives:
Interest rate swap agreements	Accrued liabilities	$—	$5,227
Foreign currency forward contracts	Accrued liabilities	174	214

Total hedging derivatives		$174	$5,441

Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$2,145	$4,142

Total non-hedging derivatives		$2,145	$4,142

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) for the three months ended March 27, 2010 and March 28, 2009

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 27, 2010	March 28, 2009		March 27, 2010	March 28, 2009		March 27, 2010	March 28, 2009
Interest rate swap agreements	$689	$(170)	Interest, net	$(871)	$(1,094)	Interest, net	$—	$—
Foreign currency forward contracts	(1,538)	446	Net sales	(279)	10	Cost of sales	—	1
			Cost of sales	944	(30)
			Interest, net	8	12
			Other income (expense), net	(429)	268

Total	$(849)	$276		$(627)	$(834)		$—	$1

Derivatives Not Designated as Hedging Instruments under Topic 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
		March 27, 2010	March 28, 2009
Foreign currency forward contracts	Interest, net	$(46)	$(828)
Foreign currency forward contracts (1)	Other income (expense), net	1,042	3,012

Total		$996	$2,184

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

Effects of Derivative Instruments on Income and OCI for the nine months ended March 27, 2010

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap agreements	$1,767	Interest, net	$(3,569)	Other expense	$(1,100)
Foreign currency forward contracts		Net sales	(840)	Cost of sales
		Cost of sales	2,126		(37)
		Interest, net	42
	(1,607)	Other income (expense), net	(434)

Total	$160		$(2,675)		$(1,137)

Derivatives Not Designated as Hedging Instruments under Topic 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest, net	$(94)
Foreign currency forward contracts (1)	Other income (expense), net	2,005

Total		$1,911

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company issued 272 and 59 shares related to the exercise and vesting of share-based compensation during the third quarter of fiscal 2010 and fiscal 2009, respectively. Year-to-date, the Company issued 1,349 and 734 shares related to share-based compensation in fiscal 2010 and fiscal 2009, respectively.

On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value up to $150,000. During the third quarter of fiscal 2010, the Company repurchased 3 shares of its common stock for $168, all of which related to private party transactions. During the third quarter of fiscal 2009, the Company repurchased 2 shares of its common stock for $50, all of which related to private party transactions. Year-to-date, the Company repurchased 2,060 shares of its common stock for $70,972 and 1,830 shares of its common stock for $62,347 in fiscal 2010 and 2009, respectively. Year-to-date, private party transactions accounted for 83 shares and 36 shares in fiscal 2010 and 2009, respectively. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income (loss) consisted of the following:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Net income	$60,906	$45,897	$173,098	$108,848
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	1,160	696	2,848	(945)
Foreign currency translation adjustments	(4,424)	(32,189)	7,602	(149,244)
Change in fair value of investment securities, net of tax	—	—	—	3,453
Postretirement liability adjustments, net of tax	(107)	(112)	(325)	(337)

Comprehensive income (loss)	$57,535	$14,292	$183,223	$(38,225)

NOTE 13 – INCOME TAXES

The effective tax rate on earnings from continuing operations was 27.2% and 27.1% for the third quarter of fiscal 2010 and 2009, respectively. Foreign source earnings before tax for the third quarter were 28% of consolidated pre-tax earnings in fiscal 2010, down from 40% in the same period of fiscal 2009. The effective tax rate on earnings from continuing operations was 27.8% and 29.2% for the first nine months of fiscal 2010 and 2009, respectively. Year-to-date, foreign source earnings from continuing operations were 33% of consolidated pre-tax earnings, up from 28% in the same period for fiscal 2009. Foreign source earnings are generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate. The recorded effective tax rate for the first nine months of fiscal 2010 was reduced by $3,910, due to the settlement of audit activities, including tax payments, expiring statutes and/or final decisions in matters that were subject to controversy in various taxing jurisdictions in which the Company operates. As a result, the year-to-date third quarter fiscal 2010 effective tax rate was lower than the rate for the comparable period of the prior year. In addition, the recorded effective tax rate was reduced by $4,600 or 5.7% in the first quarter of fiscal 2010 due to statutory tax rate changes in Israel.

The Company’s tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in earnings mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.

In July 2009, Israel enacted a law change to lower its statutory corporate tax rate as follows: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter.

The total amount of unrecognized tax benefits was $67,483 and $53,932 as of March 27, 2010 and June 27, 2009, respectively. The reduction in the reserves for uncertain tax liabilities, as recorded in accordance with ASC Topic 740, in the amount of $3,910 was recorded in the third quarter of fiscal 2010 related to the settlement of audit activities, including tax payments, expiring statutes and/or final decisions in matters that were subject to controversy in various taxing jurisdictions in which the Company operates. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $13,857 and $12,057 as of March 27, 2010 and June 27, 2009, respectively.

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

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company’s Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors to investigate Mr. Drinkwine’s allegations. The committee retained independent counsel to assist it in that investigation. Based upon that investigation, the committee determined that Mr. Drinkwine’s allegations are without merit and, consequently, that it would not be in Perrigo’s best interests for the suit to go forward. Based on the findings of that investigation, on August 24, 2009, the Company filed a motion to dismiss the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding. The individual defendants joined in Perrigo’s motion to dismiss. The Court has scheduled a May 21, 2010 hearing on the motions to dismiss. The Company believes that the lawsuit is without merit and intends to defend the case vigorously.

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

NOTE 15 – SEGMENT INFORMATION

The Company has three reportable segments, aligned primarily by type of product: Consumer Healthcare, Rx Pharmaceuticals and API, as well as an Other category. The Israel Pharmaceutical and Diagnostic Products operating segment represents the totality of the Other category, which does not individually meet the quantitative thresholds required to be a reportable segment. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. In the third quarter of fiscal 2010, the Company recorded restructuring charges of $699 in its Consumer Healthcare segment and $6,775 in its API segment, related to facility closure costs in Florida and the sale of the German API facility, respectively. In the second quarter of fiscal 2010, the Company recorded a $14,000 in-process research and development charge in its Rx Pharmaceuticals segment as a result of acquiring an ANDA from KV Pharmaceutical. See Note 2 for additional information. In the second quarter of fiscal 2009, the Company recorded a fixed asset impairment charge of $1,600 in the Consumer Healthcare segment. Also in the second quarter of fiscal 2009, the Company recorded a one-time write-off of in-process research and development of $279 in the Consumer Healthcare segment related to the Diba acquisition.

	Consumer Healthcare	Rx Pharma- ceuticals	API	Other	Unallocated expenses	Total
Third Quarter 2010
Net sales	$436,259	$50,838	$34,251	$16,958	—	$538,306
Operating income	$78,081	$16,815	$(1,350)	$1,556	$(7,795)	$87,307
Amortization of intangibles	$1,830	$2,640	$499	$418	—	$5,387
Third Quarter 2009
Net sales	$419,148	$41,747	$30,953	$14,054	—	$505,902
Operating income	$62,278	$7,982	$4,344	$2,726	$(5,433)	$71,897
Amortization of intangibles	$2,046	$2,824	$483	$244	—	$5,597
Year-to-Date 2010
Net sales	$1,352,022	$153,500	$101,294	$42,659	—	$1,649,475
Operating income	$237,832	$33,497	$8,225	$1,992	$(23,202)	$258,344
Amortization of intangibles	$5,601	$8,311	$1,478	$2,489	—	$17,879
Year-to-Date 2009
Net sales	$1,231,761	$115,323	$97,062	$54,507	—	$1,498,653
Operating income	$177,697	$16,938	$5,842	$5,327	$(14,021)	$191,783
Amortization of intangibles	$5,772	$8,884	$1,555	$703	—	$16,914

NOTE 16 – RESTRUCTURING

Florida

In the third quarter of fiscal 2010, due to an evaluation of the current capacity utilization of its U.S. warehousing facilities, the Company made the decision to close its Florida warehousing facility. In connection with this closure, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge of $155 in the Company’s Consumer Healthcare segment in the third quarter of fiscal 2010 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company incurred charges of $544 related to lease termination costs. The Company does not expect to incur any additional charges related to this restructuring plan. The charges for asset impairment and lease termination costs are included in the restructuring line of the condensed consolidated statement of income for fiscal 2010.

Germany

In the fourth quarter of fiscal 2009, the Company determined that its German API facility was no longer competitive from a global cost position. At that time, the Company did not anticipate that there would be a viable market for the sale of this facility and related operations, and accordingly, the Company planned to cease all operations at the facility during the first quarter of fiscal 2011. In connection with the planned closure of this facility, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge in its API segment of $5,735 in the fourth quarter of fiscal 2009 to reflect the difference between carrying value and the estimated fair value, based on quoted market prices, of the affected assets. An additional charge of $2,160 was recorded in the fourth quarter of fiscal 2009 related to the anticipated removal of fixed assets from the facility for transfer and sale. The Company also recorded a charge of $6,752 related to employee termination benefits for 73 employees, of which no amounts had been paid out as of March 27, 2010.

During the third quarter of fiscal 2010, however, the Company was approached by an external party who offered to buy the German API facility and related operations from the Company. As a result of the third-party offer, subsequent to the third quarter of fiscal 2010, the Company signed an agreement and closed the transaction with the third-party buyer for the sale of the German API facility and related operations.

Due to the change in its original restructuring plan, in the third quarter of fiscal 2010, the Company reversed $6,013 of certain charges it had recognized in the fourth quarter of fiscal 2009 when the restructuring plan was initially put in place. The Company reversed the $2,160 charge related to the removal of fixed assets from the facility, as well as the $3,852 charge related to employee termination benefits because these items became the responsibility of the buyer. In addition, given that as of the end of the third quarter of fiscal 2010, the German API facility and its related operations had not yet been sold but met the held for sale criteria, in accordance with ASC 360, the Company recorded the assets at fair value less the cost to sell. As a result, the Company incurred a $12,788 charge in its API segment in the third quarter of fiscal 2010. The net activity of $6,775 discussed above related to the Company’s Germany restructuring plan is included in the restructuring line of the condensed consolidated statement of income for fiscal 2010.

United Kingdom

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

Fiscal 2009 Restructuring Employee Termination
Balance at June 28, 2008	$418
Payments	(355)

Balance at June 27, 2009	63
Payments	63

Balance at December 26, 2009	$—

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

In April 2009, the Company entered into a joint development agreement with Medicis Pharmaceutical Corporation (Medicis). The agreement allows the Company to use its research and development know-how rights to develop a novel proprietary product. The Company recognized revenue of approximately $2,600 during the first three quarters of fiscal 2010 and $840 during fiscal 2009 related to the agreement. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments should Medicis begin selling the products being developed.

In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product brought by Sanofi-Aventis against Teva Pharmaceutical Industries Ltd. (Teva) (formerly Barr Laboratories, Inc.), a partner with the Company for this product and the holder of the ANDA. The Company will share in the costs and benefits of the settlement agreement between Teva and Sanofi-Aventis and Teva’s subsequent marketing of the product under the agreement, which will commence on June 15, 2011 or earlier in certain circumstances. On July 31, 2009, Teva received FDA final approval for its ANDA. This event triggered a milestone payment of $2,500, which the Company recognized in revenue in the first quarter of fiscal 2010. The Company recognized an additional $3,000 in revenue in both the second and third quarter of fiscal 2010. Previously, the Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009 resulting in revenues recognized in the amount of $2,500.

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

In May 2008, the Company entered into a collaborative agreement with Cobrek Pharmaceuticals (Cobrek), a newly formed entity of Pentech Pharmaceuticals Inc. (Pentech), a privately owned company that specializes in the research and development of niche generic dosage forms. Pentech contributed its ANDA filing for a generic equivalent to Luxiq® foam, a $34,000 branded pharmaceutical product, to the agreement. The Company contributed two of its early stage generic topical pipeline products. This collaborative agreement was amended during fiscal 2009 to include two additional products. The Company recognized revenue of $750 during the first three quarters of fiscal 2010 and $1,450 during fiscal 2009 related to the joint development of these two additional products. The parties will share the development costs and profits generated by these products, with the Company being the exclusive distributor of the collaboration products. Pentech contributed to Cobrek all of its interests in current and future ANDA filings, including a potential first-to-file on a generic version of Hectorol (doxercalciferol) injectable. The Company invested $12,500 in cash in Cobrek, accounted for on the cost method, in exchange for a minority, noncontrolling ownership position in the company.

Subsequent to the end of the Company’s fiscal third quarter, on March 31, 2010, the FDA approved one of the pipeline products contained in the above agreement with Cobrek, a generic to Evoclin® foam, which had been submitted to the FDA in August 2008 with a Paragraph IV certification. Upon receipt of the FDA approval, the Company immediately commenced shipping of the product. In addition, the Company and Cobrek have reached an agreement to settle the underlying Hatch-Waxman litigation brought by Stiefel Laboratories, a subsidiary of GlaxoSmithKline. In accordance with the terms of the settlement, the Company and Cobrek continued to ship product until April 2, 2010. The Company will be permitted to recommence shipments of the product on or after October 1, 2010. The agreement with Stiefel includes payments from the Company to Stiefel of license fees, as well as royalties.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER FISCAL YEARS 2010 AND 2009

(in thousands, except per share amounts)

OVERVIEW

Perrigo Company (the “Company”) traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than forty billion oral solid doses and several hundred million liquid doses, as well as dozens of other product forms, each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories in the U.S., U.K., Mexico, Israel and Australia.

Segments – The Consumer Healthcare segment is the world’s largest manufacturer of OTC pharmaceutical and nutritional products for the store brand market. This business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below a comparable national brand product. The Company estimates that its business model saves consumers approximately $1,400,000 annually in their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in all of the geographies where it currently competes-the U.S., U.K., Mexico and Australia. Currently, store brand private label products represent approximately 25% of the total retail dollar value of the categories where the Company competes. This market share has grown in recent years as new products, retailer efforts and economic events have directed consumers to the value of store brand product offerings.

The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription drugs in the U.S. The Company defines this portfolio as “extended topical” in nature as it encompasses a broad array of topicals including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions and solutions. The strategy of the Rx Pharmaceuticals segment is to be the first to market with those new products that have more difficult to develop formulations and therefore are exposed to less competition. In addition, the Rx Pharmaceuticals segment offers over-the-counter products through the prescription channel (referred to as “ORx”). ORx is a term used to describe OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 200 ORx products that are reimbursable through many health plans, Medicaid and Medicare programs. When prescribed by a doctor or other health care professional, ORx products offer consumers safe and effective remedies that provide an affordable alternative to higher out-of-pocket costs of traditional OTC products. The Company’s ORx strategy is to set up and register OTC products for reimbursement through public and private health plans, as well as leverage its portfolio and pipeline of OTC products for generic substitution when appropriate.

The API segment develops, manufactures and markets API used worldwide by the generic drug industry and branded pharmaceutical companies. The strategy of the API segment is to focus development efforts on the synthesis of less common molecules for its customers, as well as for the more complex products within the Consumer Healthcare and Rx Pharmaceuticals development pipelines. This segment is undergoing a strategic platform transformation, moving certain production from Israel to the newly acquired API manufacturing facility in India to allow for lower cost production and to create space for other, more complex production in Israel. The closure of Germany also supports this footprint change.

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

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. They are also subject to the seasonal demands driven by the length and severity of the cough/cold/flu season and the special strains of the flu virus, such as the H1N1 flu virus, which has had an impact in the current flu season. Accordingly, operating results for the first nine months of fiscal 2010 are not necessarily indicative of the results that may be expected for a full year.

Current Year Results – Net sales for the third quarter of fiscal 2010 were $538,306, an increase of 6% over fiscal 2009. The increase spanned all of the Company’s segments and included consolidated new product sales of approximately $28,000. Gross profit of $185,866 was an increase of 24% over fiscal 2009 and spanned all of the Company’s segments. The gross profit percentage in the third quarter of fiscal 2010 was 34.5%, up from 29.6% last year, driven primarily by operational efficiencies and margin associated with new product sales and non-product revenue. Operating expenses in the third quarter of fiscal 2010 were $98,559, an increase of 27% over fiscal 2009. As a percentage of net sales, operating expenses were 18.3%, up from 15.4% in the third quarter of fiscal 2009. Income from continuing operations in the third quarter of fiscal 2010 was $60,138, an increase of 29% over fiscal 2009. Net income was $60,906, an increase of 33% over fiscal 2009.

Year-to-date net sales for fiscal 2010 were $1,649,475, an increase of 10% over fiscal 2009. The increase was driven by the Consumer Healthcare, Rx Pharmaceuticals and API segments and included $65,000 of consolidated new product sales. Gross profit of $546,805 was an increase of 27% over fiscal 2009, driven by the Consumer Healthcare, Rx Pharmaceuticals and API segments. The gross profit percentage in the first three quarters of fiscal 2010 was 33.2%, up from 28.8% last year. Operating expenses were $288,461, an increase of 20% over fiscal 2009. As a percentage of net sales, operating expenses were 17.5%, up from 16.0% in fiscal 2009. Income from continuing operations was $174,399, an increase of 60% over fiscal 2009. Net income was $173,098, an increase of 59% over fiscal 2009.

Further details related to current year results are included below under Results of Continuing Operations.

Growth Strategy and Strategic Transactions

Management expects to grow the Company both organically and inorganically. The Company continually reinvests in its own R&D pipeline and works with partners as necessary to strive to always be first to market with new products. Recent years have seen strong organic growth as a series of very successful new products have been launched in Consumer Healthcare. Inorganic growth is expected to be achieved through expansion into adjacent products, product categories, channels and new geographic markets. While ever-conscious of the challenges associated with the current economic environment, the Company continues to identify opportunities to grow and at the same time positions itself to address the uncertainties that lie ahead. In the first three quarters of fiscal 2010, the Company continued its strategic growth through the following acquisitions:

Geographic Expansion:

•

Acquisition in March 2010 of Orion Laboratories Pty Ltd. (Orion), a leading supplier of OTC store brand pharmaceutical products in Australia and New Zealand, to expand the Company’s global presence and product portfolio into Australia and New Zealand. The acquisition is expected to add more than $30,000 of annual sales.

•

Acquisition in August 2009 of an 85% stake in Vedants Drug & Fine Chemicals Private Limited, an API manufacturing facility in India, that will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products currently manufactured in Israel and that had been manufactured in Germany.

Adjacent Product Categories:

•

In March 2010, the Company and PBM Holdings, Inc. (PBM), the leading store-brand infant formula manufacturer, announced that they had signed a definitive merger agreement for $808,000 in cash. Upon completion of the transaction, the Company will acquire 100% of the shares of PBM. PBM, headquartered in Gordonsville, Virginia, manufactures and distributes OTC store brand infant formula and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the United States, Canada, Mexico and China. The acquisition, which is expected to be completed in the Company’s fourth quarter of fiscal 2010, will expand the Company’s store brand leadership into a substantial adjacent product category and is expected to add approximately $300,000 in annual sales.

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

Strategic Evaluations and Transformations

The Company’s management evaluates business performance using a Return on Invested Capital (ROIC) metric. This includes evaluating the performance of business segments, manufacturing locations, product categories and capital projects. Business segments are expected to meet or exceed the Company’s weighted average cost of capital each year. Any potential acquisition target is evaluated on whether it has the capacity to be ROIC-accretive within three years. Capital expenditures and large projects are required to demonstrate that they will contribute positively to ROIC.

As part of this annual strategic review of consolidated ROIC, in March 2009, the Company committed to a plan to divest its Israel Consumer Products business. On February 26, 2010, the Company completed the sale to Emilia Group, a subsidiary of O. Feller Holdings Ltd., for approximately $47,000, of which approximately $11,000 is contingent upon satisfaction of contingency factors specified in the agreement. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the condensed consolidated statements of income for all periods presented. Unless otherwise noted, amounts and disclosures throughout Management’s Discussion and Analysis relate to the Company’s continuing operations. See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Also as part of this annual strategic review of consolidated ROIC, in the fourth quarter of fiscal 2009, the Company determined that its German API facility was no longer competitive from a global cost position. At that time, the Company did not anticipate that there would be a viable market for the sale of this facility and related operations, and accordingly, the Company planned to cease all operations at the facility during the first quarter of fiscal 2011. During the third quarter of fiscal 2010, however, the Company was approached by an external party who offered to buy the German API facility and related operations from the Company. As a result of the third-party offer, subsequent to the third quarter of fiscal 2010, the Company signed an agreement and closed the transaction with the third-party buyer for the sale of the German API facility and related operations. As part of its Germany restructuring plan, the Company incurred net charges of $6,775 in the third quarter of fiscal 2010. See Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the sale of the German API facility and related operations.

Events Impacting Future Results

Subsequent to the end of the Company’s fiscal third quarter, on April 13, 2010, the Company entered into an agreement to settle all existing patent litigation regarding the Company’s ANDA filing No. 78-837 for generic imiquimod. As part of this agreement, the Company will be named Graceway Pharmaceuticals, LLC’s authorized generic distributor for the Aldara® product through February 24, 2011 and, under certain circumstances, will be able to launch its own generic product after that date. The Company began shipping the authorized generic version of the product in the fourth quarter of fiscal 2010, which will positively impact the results of operations in the Company’s Rx Pharmaceuticals segment through the third quarter of fiscal 2011 or longer if the Company is able to launch its own generic product. Aldara® had sales of approximately $370,000 for the 12 months ended February 2010, as measured by Wolters Kluwer Health.

Subsequent to the end of the Company’s fiscal third quarter, on March 31, 2010, the U.S. Food and Drug Administration (FDA) approved one of the pipeline products contained in the Company’s agreement with Cobrek Pharmaceuticals (Cobrek), a generic to Evoclin® foam, which had been submitted to the FDA in August 2008 with a Paragraph IV certification. Upon receipt of the FDA approval, the Company immediately commenced shipping of the product. In addition, the Company and Cobrek have reached an agreement to settle the underlying Hatch-Waxman litigation brought by Stiefel Laboratories, a subsidiary of GlaxoSmithKline. In accordance with the terms of the settlement the Company and Cobrek continued to ship product until April 2, 2010, which will have a positive impact on the results of operations of the Company’s Rx Pharmaceuticals segment in the fourth quarter of fiscal 2010. The Company will be permitted to recommence shipments of the product on or after October 1, 2010. The agreement with Stiefel includes payments from the Company to Stiefel of license fees, as well as royalties.

Over the past several years, the Company has been developing the active pharmaceutical ingredient (API) temozolomide for various finished dose partners in several global markets. With respect to the U.S. temozolomide market, on February 2, 2010, the Company announced that it will exclusively supply Teva Pharmaceutical Industries Ltd. (Teva) with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S. and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an ANDA that contained a Paragraph IV certification for Temodar® and is eligible to receive 180-day Hatch-Waxman statutory exclusivity to market this product in the U.S. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. Merck has appealed the ruling and an appellate decision is expected during the first half of fiscal year 2011. On March 1, 2010, the FDA granted final approval to the Teva ANDA. A launch date in the U.S. has not been announced. The Company expects its share in the profits of the product could have a material positive impact on its operating results; however, the magnitude and timing of the profits the Company could realize are uncertain and are subject to factors beyond the Company’s control, including, but not limited to, the timing of the product launch date by Teva in the U.S. Annual sales of the brand product were approximately $369,000 in the United States based on IMS sales data.

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

RESULTS OF CONTINUING OPERATIONS

Consumer Healthcare

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$436,259	$419,148	$1,352,022	$1,231,761
Gross profit	$138,196	$116,068	$417,105	$340,351
Gross profit %	31.7%	27.7%	30.9%	27.6%
Operating expenses	$60,115	$53,790	$179,273	$162,654
Operating expenses %	13.8%	12.8%	13.3%	13.2%
Operating income	$78,081	$62,278	$237,832	$177,697
Operating income %	17.9%	14.9%	17.6%	14.4%

Net Sales

Third quarter net sales for fiscal 2010 increased 4% or $17,111 compared to fiscal 2009. The increase was comprised of approximately $14,600 of domestic sales and approximately $2,500 of international sales. The domestic increase resulted from approximately $17,700 of new product sales, primarily in the laxatives, smoking cessation and analgesics categories, along with approximately $11,100 from higher unit sales of existing products in the analgesics, nutrition and gastrointestinal categories. These combined domestic increases were partially offset by a decline of approximately $13,200 in sales of existing products primarily in the smoking cessation and contract manufacturing categories. The increase in international sales was driven primarily by favorable changes in the foreign currency exchange rates, which increased net sales by $3,400, along with new product sales of $700. These increases were partially offset by a decrease in existing products sales of approximately $1,600.

Year-to-date net sales for fiscal 2010 increased 10% or $120,261 compared to fiscal 2009. The increase was comprised of approximately $119,000 of domestic sales and $1,000 in international sales. The domestic increase resulted from approximately $59,400 from higher unit sales of existing products in the gastrointestinal, cough/cold and analgesics categories, along with approximately $40,000 in incremental sales from the acquisitions of J.B. Laboratories (JBL) and Unico Holdings, Inc. (Unico). In addition, new product sales were approximately $47,400, primarily in the laxatives, analgesics and smoking cessation categories. These combined domestic increases were partially offset by a decline of $19,500 in sales of existing products primarily in the feminine hygiene, smoking cessation and contract manufacturing categories and approximately $7,800 in exited products. The slight increase in international sales was driven primarily by an increase in sales of existing products of approximately $3,400 and new product sales of $3,800, along with incremental sales of $2,900 from the acquisition of Laboratorios Diba, S.A. (Diba). These increases were almost entirely offset by unfavorable changes in foreign currency exchange rates, which reduced net sales by approximately $8,800.

Gross Profit

Third quarter gross profit for fiscal 2010 increased 19% or $22,128 compared to fiscal 2009. The increase resulted from $10,000 of lower inventory costs, higher gross margins attributable to new product sales, a favorable mix of products sold domestically within the gastrointestinal, analgesics and nutrition categories that added $4,000 of gross profit, along with favorable changes in foreign currency exchange rates, which increased gross profit by $1,400. The gross profit percentage for the third quarter of fiscal 2010 increased 400 basis points compared to the third quarter of fiscal 2009 driven primarily by the lower inventory costs discussed above and higher gross margins associated with new product sales relative to the existing product portfolio.

Year-to-date gross profit for fiscal 2010 increased 23% or $76,754 compared to fiscal 2009. The increase resulted from a favorable mix of products sold domestically within the gastrointestinal, analgesics, nutrition and cough/cold categories, which added $36,700 of gross profit, higher gross margins attributable to new product sales, $12,000 of lower inventory costs and incremental gross profit of $8,000 from the acquisitions of JBL, Unico and Diba. These increases were partially offset by of unfavorable changes in foreign currency exchange rates, which reduced gross profit by $4,300. In addition, year-to-date fiscal 2009 gross profit was unfavorably impacted by a $2,187 charge to cost of sales related to the step-up in value of inventory acquired in the JBL, Unico and Diba acquisitions and a $1,600 fixed asset impairment charge.

Operating Expenses

Third quarter operating expenses for fiscal 2010 increased 12% or $6,325 compared to fiscal 2009. The increase was related primarily to increased administrative expenses of $3,200 and increased selling and distribution costs of $2,600, along with unfavorable changes in foreign currency exchange rates, which increased operating expenses by $700. In addition, the Company incurred a third quarter fiscal 2010 restructuring charge of $699 related to the closure of a storage facility near its Lake Worth, Florida location. These increases in expenses were slightly offset by lower research and development expenses of $900. The majority of the increase in administrative costs was attributable to corporate litigation costs and an increase in variable incentive compensation related to the Company’s year-to-date performance. This increase in administrative expenses was partially offset by lower bad debt expense. Selling expenses increased primarily due to higher promotional and marketing spending. Distribution expenses increased due to higher warehousing costs. The research and development decrease was due primarily to timing of clinical studies. As a percentage of sales, third quarter fiscal 2010 operating expenses increased 100 basis points compared to third quarter fiscal 2009.

Year-to-date operating expenses for fiscal 2010 increased 10% or $16,619 compared to fiscal 2009. The increase was related primarily to higher administrative expenses of $8,500 and research and development costs of $4,000. In addition, distribution and selling expenses increased a combined $5,700. The majority of the increase in administrative costs was attributable to an increase in variable incentive and profit sharing-based compensation related to the Company’s year-to-date performance, offset slightly by a decrease in bad debt expense. The increase in research and development costs was driven primarily by higher material purchases and litigation expenses. Selling and distribution expenses increased due primarily to the inclusion of expenses related to JBL, Unico and Diba, higher promotional and marketing spending and higher variable expenses due to increased sales volumes. The year-to-date increases across all operating expense categories were partially offset by favorable changes in foreign currency exchange rates, which reduced operating expenses by approximately $1,600. As a percentage of net sales, year-to-date fiscal 2010 operating expenses remained relatively unchanged compared to fiscal 2009.

Rx Pharmaceuticals

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$50,838	$41,747	$153,500	$115,323
Gross profit	$27,080	$16,139	$75,443	$42,791
Gross profit %	53.3%	38.7%	49.1%	37.1%
Operating expenses	$10,265	$8,157	$41,946	$25,853
Operating expenses %	20.2%	19.5%	27.3%	22.4%
Operating income	$16,815	$7,982	$33,497	$16,938
Operating income %	33.1%	19.1%	21.8%	14.7%

Net Sales

Third quarter net sales for fiscal 2010 increased 22% or $9,091 compared to fiscal 2009. This increase was due primarily to a $4,400 increase in non-product revenue and new product sales of approximately $2,000, along with a lower degree of pricing pressure as compared to the prior year and a slight increase in sales volumes of existing products.

Year-to-date net sales for fiscal 2010 increased 33% or $38,177 compared to fiscal 2009. This increase was due primarily to approximately $21,900 from higher sales volumes of existing products in the ORx and core business channels, along with a lower degree of pricing pressure as compared to prior year. This increase was also driven by new product sales of approximately $4,000, as well as recognizing non-product revenue of $8,500 related to the Company’s collaboration agreement with Teva. On July 31, 2009, Teva received FDA final approval for its ANDA for triamcinolone acetonide nasal spray, a generic to Nasacort® AQ product brought by Sanofi-Aventis. This event triggered additional future milestone payments for the Company that will result in a favorable impact going forward for the Rx Pharmaceuticals segment, but this impact is not considered to be significant to the Company’s consolidated operating results.

Gross Profit

Third quarter gross profit for fiscal 2010 increased 68% or $10,941 compared to fiscal 2009. This increase resulted from recognizing gross profit attributable to non-product revenue, along with gross profit attributable to new products. This increase was also the result of a lower degree of pricing pressures as compared to the prior year, as well as improved operational efficiencies in the quarter. The gross profit percentage increased 1,460 basis points in the third quarter of fiscal 2010 compared to fiscal 2009 as a result of the increase in non-product revenue and the lower degree of pricing pressures, as well as operational efficiencies.

Year-to-date gross profit for fiscal 2010 increased 76% or $32,652 compared to fiscal 2009. This increase resulted from recognizing gross profit attributable to higher sales volumes on existing products, favorable changes in the sales mix of products, the increase in non-product revenue, and gross profit attributable to new product sales. This increase was also the result of a lower degree of pricing pressures as compared to the prior year, as well as improved operational efficiencies. Year-to-date, the gross profit percentage increased 1,200 basis points in fiscal 2010 compared to fiscal 2009 as a result of the lower degree of pricing pressures and operational efficiencies, as well as the increase in non-product revenue.

Operating Expenses

Third quarter operating expenses for fiscal 2010 increased 26% or $2,108 compared to fiscal 2009 due primarily to a $1,700 increase in selling and administrative expenses and a $300 increase in research and development. The increase in selling and administrative expenses was due primarily to higher incentive-related wages and benefits. The increase in research and development was due primarily to project timing.

Year-to-date operating expenses for fiscal 2010 increased 62% or $16,093 compared to fiscal 2009. This increase was due primarily to increased research and development of $14,000 due to the ANDA acquired from KV Pharmaceutical in the second quarter of fiscal 2010, as previously discussed in the Overview section above. This increase was also the result of increased selling and administrative expenses of $2,300 due to higher incentive-related wages and benefits. These increases were slightly offset by controlled operational spending, along with the impact of favorable changes in foreign currency exchange rates, which decreased expenses by $500. As a percentage of net sales, year-to-date fiscal 2010 operating expenses increased 490 basis points due primarily to the previously mentioned $14,000 charge to in-process research and development.

API

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$34,251	$30,953	$101,294	$97,062
Gross profit	$13,775	$11,387	$39,119	$30,437
Gross profit %	40.2%	36.8%	38.6%	31.3%
Operating expenses	$15,125	$7,043	$30,894	$24,595
Operating expenses %	44.2%	22.8%	30.5%	25.3%
Operating income (loss)	$(1,350)	$4,344	$8,225	$5,842
Operating income (loss) %	(3.9%)	14.0%	8.1%	6.0%

Net Sales

Third quarter net sales for fiscal 2010 increased 11% or $3,298 compared to fiscal 2009. This increase was due primarily to approximately $3,400 of new product sales and payments from partners related to international product development agreements, along with favorable changes in foreign currency exchange rates, which increased sales by $1,400. These increases were partially offset by a decrease in sales volumes of existing products of $1,400. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.

Year-to-date net sales for fiscal 2010 increased 4% or $4,232 compared to fiscal 2009. This increase was due primarily to $4,900 of new product sales and payments from partners related to international product development agreements, along with favorable changes in foreign currency exchange rates, which increased sales by approximately $2,000. These increases were partially offset by a decrease in the sales volumes of existing products of $2,700.

Gross Profit

Third quarter gross profit for fiscal 2010 increased 21% or $2,388 compared to fiscal 2009. This increase was due primarily to recognizing higher gross profit on new product sales and product development agreements, as well as favorable changes in foreign currency exchange rates, which increased gross profit by $500. These increases were partially offset by a decrease in sales volumes of existing products. The gross profit percentage increased 340 basis points in the third quarter of fiscal 2010 compared to fiscal 2009 due primarily to recognizing higher gross margins on new product sales, as well as the favorable impact from production efficiencies.

Year-to-date gross profit for fiscal 2010 increased 29% or $8,682 compared to fiscal 2009. This increase was due primarily to production efficiencies driven by higher volumes and gross profit attributable to new product sales and product development agreements, along with the impact of favorable changes in foreign currency exchange rates, which increased gross profit by $2,000. These increases were partially offset by a decrease in sales volumes of existing products. Year-to-date, the gross profit percentage increased 730 basis points in fiscal 2010 compared to fiscal 2009 due primarily to the favorable impact from production efficiencies.

Operating Expenses

Third quarter operating expenses for fiscal 2010 increased 115% or $8,082 compared to fiscal 2009, due primarily to recognizing $6,775 related to the sale of the German API facility, as discussed in the Overview section above. The increase was also due to approximately $1,100 of higher employee-related expenses. As a percentage of net sales, third quarter fiscal 2010 operating expenses increased 2,140 basis points due to the previously mentioned $6,775 charge related to the sale of the German API facility.

Year-to-date operating expenses for fiscal 2010 increased 26% or $6,299 compared to fiscal 2009. This increase was due primarily to recognizing the $6,775 charge related to the sale of the German API facility, along with $2,000 of higher employee-related expenses. These increases were partially offset by decreased research and development spending of $2,800. As a percentage of net sales, year-to-date fiscal 2010 operating expenses increased 520 basis points due to the previously discussed $6,775 charge related to the sale of the German API facility.

Other

The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment which does not individually meet the quantitative thresholds required to be a reportable segment. Israel Pharmaceutical and Diagnostic Products includes the marketing and manufacturing of branded prescription drugs under long-term exclusive licenses and importation of pharmaceutical, diagnostics and other medical products into Israel based on exclusive agreements with the manufacturers.

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$16,958	$14,054	$42,659	$54,507
Gross profit	$6,814	$5,999	$15,137	$18,565
Gross profit %	40.2%	42.7%	35.5%	34.1%
Operating expenses	$5,258	$3,273	$13,145	$13,238
Operating expenses %	31.0%	23.3%	30.8%	24.3%
Operating income	$1,556	$2,726	$1,992	$5,327
Operating income %	9.2%	19.4%	4.7%	9.8%

Net Sales

Third quarter net sales for fiscal 2010 increased 21% or $2,904 compared to fiscal 2009. The increase was driven primarily by a $2,300 incremental in sales related to recent diagnostic asset acquisitions, as previously discussed in the Overview section and new product sales during the quarter of $2,100, as well as the impact of favorable changes in foreign currency exchange rates, which increased net sales by $1,000. These increases were partially offset by approximately $2,400 due to the impact of the loss of a customer contract.

Year-to-date net sales for fiscal 2010 decreased 22% or $11,848 compared to fiscal 2009. The decrease was driven primarily by approximately $18,000 related to the loss of a customer contract discussed above and a decline of approximately $1,000 related to sales of existing products. This decrease was partially offset by $2,300 in new product sales, as well as an increase of $5,400 in sales related to recent diagnostic asset acquisitions, as previously discussed in the Overview section.

Gross Profit

Third quarter gross profit for fiscal 2010 increased 14% or $815 compared to fiscal 2009. The increase was due primarily to recognizing higher gross profit on new product sales and incremental sales related to recent diagnostic acquisitions, as discussed above, partially offset by the impact of the loss of a customer contract.

Year-to-date gross profit for fiscal 2010 decreased 18% or $3,428 compared to fiscal 2009. The decrease was due primarily to the loss of the customer contract discussed above, as well as a charge of approximately $1,000 to cost of sales related to the step-up in value of inventory acquired in the diagnostic asset acquisitions discussed above.

Operating Expenses

Third quarter operating expenses for fiscal 2010 increased 61% or $1,985 compared to fiscal 2009, due primarily to higher employee-related expenses of $800, higher depreciation and warehousing expenses of $500, and higher advertising and promotion expenses of $300. This increase was also driven by the impact of unfavorable changes in foreign currency exchange rates, which increased operating expenses by approximately $300. Year-to-date operating expenses for fiscal 2010 were relatively flat compared to fiscal 2009.

Unallocated Expenses

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Operating expenses	$7,795	$5,433	$23,202	$14,021

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the third quarter of fiscal 2010 increased 43% or $2,363 compared to fiscal 2009 due primarily to acquisition expenses of $3,000 related to Orion and PBM, as well as an increase of $500 in share-based compensation expense related to performance. These increases were partially offset by a decrease in corporate administrative expenses of $1,000.

Year-to-date unallocated expenses increased 65% or $9,181 compared to fiscal 2009. The increase in fiscal 2010 was due primarily to the increased variable incentive and profit sharing-based compensation of $5,800 related to the Company’s year-to-date performance, along with an increase of $2,400 in share-based compensation expense related to performance and acquisition expenses of $3,000. These increases were partially offset by decreases in corporate administrative expenses of approximately $2,000.

Interest and Other (Consolidated)

Interest expense for the third quarter was $11,238 for fiscal 2010 and $12,434 for fiscal 2009. Year-to-date interest expense was $34,029 for fiscal 2010 and $39,284 for fiscal 2009. Interest income for the third quarter was $5,249 for fiscal 2010 and $5,468 for fiscal 2009. Year-to-date interest income was $15,826 for fiscal 2010 and $18,819 for fiscal 2009.

It is currently anticipated that the PBM acquisition will close during the Company’s fourth quarter of fiscal 2010. With the expected issuance of long-term debt financing in the fourth quarter of fiscal 2010 associated with this acquisition, interest expense is expected to increase beginning in the fourth quarter of fiscal 2010 by approximately $25,000 on an annual basis.

For fiscal 2009, year-to-date other expense included $15,104 of an other-than-temporary impairment loss associated with auction rate securities, along with an increase in foreign currency transaction losses.

Income Taxes (Consolidated)

The effective tax rate on earnings from continuing operations was 27.2% and 27.1% for the third quarter of fiscal 2010 and 2009, respectively. Foreign source earnings before tax for the third quarter were 28% of consolidated pre-tax earnings in fiscal 2010, down from 40% in the same period of fiscal 2009. The effective tax rate on earnings from continuing operations was 27.8% and 29.2% for the first nine months of fiscal 2010 and 2009, respectively. Year-to-date, foreign source earnings from continuing operations were 33% of consolidated pre-tax earnings, up from 28% in the same period for fiscal 2009. Foreign source earnings are generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate. The recorded effective tax rate for the first nine months of fiscal 2010 was reduced by $3,910, due to the settlement of audit activities, including tax payments, expiring statutes and/or final decisions in matters that were subject of controversy in various taxing jurisdictions in which the Company operates. As a result, the year-to-date third quarter fiscal 2010 effective tax rate was lower than the rate for the comparable period of the prior year. In addition, the recorded effective tax rate was reduced by $4,600 or 5.7% in the first quarter of fiscal 2010 due to statutory tax rate changes in Israel.

The Company’s tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in earnings mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.

In July 2009, Israel enacted a law change to lower its statutory corporate tax rate as follows: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter.

The total amount of unrecognized tax benefits was $67,483 and $53,932 as of March 27, 2010 and June 27, 2009, respectively. The reduction in the reserves for uncertain tax liabilities, as recorded in accordance with ASC Topic 740, in the amount of $3,910 was recorded in the third quarter of fiscal 2010 related to the settlement of audit activities, including tax payments, expiring statutes and/or final decisions in matters that were subject of controversy in various taxing jurisdictions in which the Company operates. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $13,857 and $12,057 as of March 27, 2010 and June 27, 2009, respectively.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and current portion of investment securities increased $117,664 to $315,486 at March 27, 2010 from $197,822 at March 28, 2009. Working capital from continuing operations, including cash, increased $120,288 to $692,932 at March 27, 2010 from $572,644 at March 28, 2009.

Cash, cash equivalents and current portion of investment securities decreased $650 to $315,486 at March 27, 2010 from $316,136 at June 27, 2009. Working capital from continuing operations, including cash, increased $72,608 to $692,932 at March 27, 2010 from $620,324 at June 27, 2009.

In addition to the cash, cash equivalents and current portion of investment securities balance of $315,486 at March 27, 2010, the Company had $250,000 available under its revolving loan commitment, as well as $125,000 available under its new accounts receivable securitization program described below. Cash, cash equivalents, current portion of investment securities, cash flows from operations and borrowings available under the Company’s credit facilities, including the short-term bank bridge financing commitment, are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and authorized share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the recent financial and credit liquidity crisis recurs (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Year-to-date net cash provided from operating activities increased by $114,618 to $216,201 for fiscal 2010 compared to $101,583 for fiscal 2009. The increase in cash from operations was due primarily to lower payroll and related tax payments, along with increased earnings and lower income tax payments for fiscal 2010 compared to fiscal 2009. These increases were partially offset by the increase in inventories.

Year-to-date net cash used for investing activities decreased $39,753 to $79,400 for fiscal 2010 compared to $119,153 for fiscal 2009 due primarily to the decrease in funding used for the business acquisitions of Vedants and Orion in fiscal 2010 as compared to the funding used for the business acquisitions of Unico, Diba and JBL in fiscal 2009, along with the sale of the Israel Consumers Products business in fiscal 2010. These decreases were partially offset by asset acquisitions in fiscal 2010.

Year-to-date capital expenditures for facilities and equipment were for normal replacement and productivity enhancements. With the inclusion of recent completed and pending business acquisitions, capital expenditures are anticipated to be $50,000 to $60,000 for fiscal 2010.

Year-to-date net cash used for financing activities increased $28,641 to $138,486 for fiscal 2010 compared to net cash used for financing activities of $109,845 for fiscal 2009. The increase in cash used for financing activities was due primarily to increased repayments of long-term debt and increased repurchases of common stock.

During the third quarter of fiscal 2010, the Company repurchased 3 shares of its common stock for $168, all of which related to private party transactions. During the third quarter of fiscal 2009, the Company repurchased 2 shares of its common stock for $50, all of which related to private party transactions. Year-to-date, the Company repurchased 2,060 shares of its common stock for $70,972 and 1,830 shares of its common stock for $62,347 in fiscal 2010 and 2009, respectively. Year-to-date, private party transactions accounted for 83 shares and 36 shares in fiscal 2010 and 2009, respectively.

The Company paid quarterly dividends totaling $16,566 and $14,786, or $0.18 and $0.16 per share, for the first three quarters of fiscal 2010 and 2009, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Accounts Receivable Securitization

On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly-owned subsidiaries and Bank of America Securities, LLC (Bank of America) pursuant to which the Company can effectively borrow up to $125,000. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly-owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility. The SPE will then transfer an interest in the receivables to Bank of America. The interest rate on the borrowings is based on the defined commercial paper rate plus 1.75%. If the defined commercial paper rate is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) LIBOR plus 3.00%; (ii) the Federal Funds Rate plus 1.50%; or (iii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a non-use fee of 0.875% is applied to the unutilized portion of the $125,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. As of March 27, 2010, there were no borrowings outstanding under the Securitization Program.

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

Investment Securities

The Company currently maintains a portfolio of auction rate securities with a total par value of $18,000 and an estimated fair value of $4,961 at March 27, 2010. During the second quarter of fiscal 2009, the Company concluded that an other-than-temporary impairment loss had occurred as a result of diminished credit ratings of the companies that issued these securities and other factors. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within other expense in its Condensed Consolidated Statement of Income for the second quarter of fiscal 2009. During the fourth quarter of fiscal 2009, the Company received an updated estimate for the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company recorded an unrealized gain of $503, net of tax, in other comprehensive income. At December 26, 2009, based on updated estimates of the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors, the Company determined that the fair value of the securities remained consistent with the prior period. As a result, these securities remained at their recorded value of $4,961. As a result of the tightening of the credit markets beginning in calendar 2008, there was no liquid market for these securities for an extended period of time. Recent indications are that a market is starting to materialize for these securities, but at a much reduced level then the pre-2008 period. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations

Other than the item noted below, there were no material changes in contractual obligations during the third quarter of fiscal 2010.

On March 23, 2010, the Company announced that it had signed a definitive merger agreement to acquire PBM for approximately $808,000 in cash. The transaction is expected to close in the Company’s fourth quarter of fiscal 2010. The Company intends to fund the transaction using a combination of cash on hand, utilization of its existing credit facilities and new long-term financing. Simultaneous with the signing of the merger agreement, the Company received a short-term bank bridge financing commitment for up to $350,000 to fund any remaining balance in the event that the transaction closes prior to the Company securing new long-term financing. As of March 27, 2010, there was no outstanding debt related to this commitment.

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

Changes in these estimates and assumptions may result in additional customer-related accruals and allowances. The following table summarizes the activity included in the balance sheet for customer-related accruals and allowances:

	Year-to-Date 2010	Year-to-Date 2009
Customer-Related Accruals
Balance, beginning of period	$56,462	$56,509
Provision recorded	229,004	208,509
Credits processed	(229,535)	(210,496)

Balance, end of the period	$55,931	$54,522

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $10,818 at March 27, 2010, $11,394 at June 27, 2009, and $9,750 at March 28, 2009.

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

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. Goodwill allocated to the API and Rx Pharmaceuticals segments is tested annually for impairment in the third quarter of the fiscal year. The current year testing in both the second and third quarter resulted in no impairment charge. Effective March 28, 2010, the Company has elected to change the date of its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units to the first day of the fourth quarter of the fiscal year. The Company will reperform its impairment testing on all reporting units within the Consumer Healthcare, Rx Pharmaceuticals and API reportable segments during the fourth quarter of fiscal 2010. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K. operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $287,330 at March 27, 2010, $263,923 at June 27, 2009 and $245,653 at March 28, 2009.

Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, license and distribution/customer agreements, customer relationships, non-competition agreements and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, license and distribution/customer agreements and non-competition agreements, are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $223,988 at March 27, 2010, $219,103 at June 27, 2009 and $212,400 at March 28, 2009.

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

Market Risk – The Company’s investment securities include auction rate securities totaling $18,000 in par value. Auction rate securities are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. As a result of the tightening of the credit markets beginning in calendar 2008, there was no liquid market for these securities for an extended period of time. Recent indications are that a market is starting to materialize for these securities, but at a much reduced level then the pre-2008 period. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of auction rate securities cannot be determined by the auction process until liquidity is restored to these markets.

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

During the fourth quarter of fiscal 2009, the Company received an updated estimate for the current fair value of, these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company recorded an unrealized gain of $503, net of tax, in other comprehensive income

Also during the fourth quarter of fiscal 2009, the Company engaged the services of an independent third-party valuation firm to assist the Company in determining the noncredit component of the previously recognized other-than-temporary impairment related to its ARS. Accordingly, the Company recorded a $5,000 adjustment from retained earnings to accumulated OCI to reclassify the noncredit component of the $15,104 other-than-temporary impairment charge it recognized in the second quarter of fiscal 2009.

At December 26, 2009, based on updated estimates of the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors, the Company determined that the fair value of the securities remained consistent with the prior period. As a result, these securities remained at their recorded value of $4,961. The Company continued to earn and collect interest on these investments at the maximum contractual rate.

At March 27, 2010, these securities were recorded at a fair value of $4,961. The Company continued to earn and collect interest on these investments at the maximum contractual rate. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

Foreign Exchange Risk – The Company has operations in Israel, U.K., Mexico, Germany, India and Australia. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, primarily U.S. dollars and euros while these operations incur costs in their local currency. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates while other segments experience a positive impact related to foreign currency exchange.

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

As of March 27, 2010, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a–15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 27, 2010 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company’s Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors to investigate Mr. Drinkwine’s allegations. The committee retained independent counsel to assist it in that investigation. Based upon that investigation, the committee determined that Mr. Drinkwine’s allegations are without merit and, consequently, that it would not be in Perrigo’s best interests for the suit to go forward. Based on the findings of that investigation, on August 24, 2009, the Company filed a motion to dismiss the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding. The individual defendants joined in Perrigo’s motion to dismiss. The Court has scheduled a May 21, 2010 hearing on the motions to dismiss. The Company believes that the lawsuit is without merit and intends to defend the case vigorously.

Item 1A.	Risk Factors (in thousands)

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 27, 2009 includes a detailed discussion of the Company’s risk factors. Other than the items noted below, there have been no material changes during the first three quarters of fiscal 2010 to the risk factors that were included in the Form 10-K.

PBM Acquisition

While the Company intends to close the PBM acquisition as soon as possible in the fourth quarter of fiscal 2010, the Company cannot assure that the conditions required to complete the acquisition will be satisfied or waived on the anticipated schedule, or at all. If the PBM acquisition is not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred, and will continue through closing to incur, out-of-pocket expenses in connection with the PBM acquisition for investment banking, legal and accounting fees and other related charges, much of which will be incurred even if the PBM acquisition is not completed.

If the acquisition is terminated, there may be various consequences, including:

•	The market price of the Company’s common stock might decline to the extent that the market price prior to termination reflects a market assumption that the PBM acquisition will be completed; and

•	The payment of a reverse termination fee of $32,000, if required under the circumstances, could adversely affect the Company’s financial condition and liquidity.

The Company also expects to achieve certain cost savings and synergies from the PBM acquisition when the two companies have fully integrated their portfolios. The realization of certain benefits anticipated as a result of the PBM acquisition, however, will depend in part on the integration of PBM’s business portfolio with the Company’s business portfolio. There can be no assurance that PBM’s business can be operated profitably or integrated successfully into the Company’s operations in a timely fashion, or at all. The dedication of management resources to such integration may detract attention from the Company’s day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transition process or other material adverse effects as a result of these integration efforts.

Single-Source Suppliers

The Company maintains several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect the Company’s ability to ship the related product in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with the Company’s higher volume and more profitable products. Even where alternative sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of revenues. As a result, the loss of a single-source supplier could have a material adverse effect on the Company’s results of operations.

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

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2010	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$—
December 27 to January 30	—	$—	—	$—
January 31 to February 27	3	$48.64	—	$—
February 28 to March 27	—	$—	—	$—

Total	3		—

(1)	Private party transactions accounted for all of the purchases in the period from January 31 to February 27.

Item 6.	Exhibits

Exhibit Number	Description

2.2	Merger Agreement, dated as of March 22, 2010, by and among PBM Holdings, Inc., PBM Nutritionals, LLC, Perrigo Company, Pine Holdings Merger Sub, Inc., Pine Nutritionals Merger Sub, Inc., and PBM Stakeholders, LLC, as the Stakeholders’ Representative, incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed on March 24, 2010.

10.51	Annex to original contract between Arkin Real Estate Holdings (1961) Ltd. and Agis Industries (1983) Ltd., dated January 19, 2008.

10.52	Employment Offer Letter from Perrigo Company to Paul B. Manning, dated as of March 22, 2010, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on March 24, 2010.

10.53	Non-Competition Agreement by and between Perrigo Company and Paul B. Manning, dated as of March 22, 2010, incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K filed on March 24, 2010.

10.54	Non-Competition Agreement by and among Perrigo Company, PBM Holdings, Inc. and PBM Nutritionals, LLC, dated as of March 22, 2010, incorporated by reference from Exhibit 10.3 to the Registrant’s Form 8-K filed on March 24, 2010.

10.55	Senior Term Loan Commitment Letter by and between Perrigo Company and J.P. Morgan Securities Inc., dated March 22, 2010, incorporated by reference from Exhibit 10.4 to the Registrant’s Form 8-K filed on March 24, 2010.

18.1	Preferability letter from Ernst & Young LLP on change in date of annual goodwill and indefinite-lived intangible assets impairment testing performed by the Company.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY
(Registrant)

Date: April 29, 2010	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date: April 29, 2010	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.2	Merger Agreement, dated as of March 22, 2010, by and among PBM Holdings, Inc., PBM Nutritionals, LLC, Perrigo Company, Pine Holdings Merger Sub, Inc., Pine Nutritionals Merger Sub, Inc., and PBM Stakeholders, LLC, as the Stakeholders’ Representative, incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed on March 24, 2010.

10.51	Annex to original contract between Arkin Real Estate Holdings (1961) Ltd. and Agis Industries (1983) Ltd., dated January 19, 2008.

10.52	Employment Offer Letter from Perrigo Company to Paul B. Manning, dated as of March 22, 2010, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on March 24, 2010.

10.53	Non-Competition Agreement by and between Perrigo Company and Paul B. Manning, dated as of March 22, 2010, incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K filed on March 24, 2010.

10.54	Non-Competition Agreement by and among Perrigo Company, PBM Holdings, Inc. and PBM Nutritionals, LLC, dated as of March 22, 2010, incorporated by reference from Exhibit 10.3 to the Registrant’s Form 8-K filed on March 24, 2010.

10.55	Senior Term Loan Commitment Letter by and between Perrigo Company and J.P. Morgan Securities Inc., dated March 22, 2010, incorporated by reference from Exhibit 10.4 to the Registrant’s Form 8-K filed on March 24, 2010.

18.1	Preferability letter from Ernst & Young LLP on change in date of annual goodwill and indefinite-lived intangible assets impairment testing performed by the Company.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.