Form 10-K
period 2010-06-26
PERRIGO CO
filed 2010-08-12
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  YES  [X]  NO

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 24, 2009 as reported on The NASDAQ Global Select Market, was $3,216,257,150. Shares of common stock held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 9, 2010, the registrant had 91,690,571 outstanding shares of common stock.

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on October 27, 2010 are incorporated by reference into Part III of this Form 10-K.

PERRIGO COMPANY

FORM 10–K

FISCAL YEAR ENDED JUNE 26, 2010

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

GENERAL

Perrigo Company, established in 1887, is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and generic prescription (Rx) pharmaceuticals, nutritional products, infant formulas, active pharmaceutical ingredients (API) and pharmaceutical and medical diagnostic products. The Company is the world’s largest store brand manufacturer of OTC pharmaceutical products and infant formulas. The Company’s primary markets and locations of manufacturing and logistics operations are the United States (U.S.), Israel, Mexico, the United Kingdom (U.K.) and Australia. See Note 17 of the Notes to Consolidated Financial Statements for further information.

Perrigo Company operates through several wholly owned subsidiaries. In the U.S., its operations are conducted primarily through L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., Perrigo Holland, Inc. (formerly J.B. Laboratories, Inc.), Perrigo Florida, Inc. (formerly Unico Holdings, Inc.) and PBM Holdings, Inc. Outside the U.S., its operations are conducted primarily through Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Brunel Pharma Limited (formerly Brunel Healthcare Ltd.), Galpharm Healthcare Ltd. and Orion Laboratories Pty Ltd. As used herein, references to the “Company” means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

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

The Company currently has three reportable segments aligned primarily by type of product: Consumer Healthcare, Rx Pharmaceuticals and API. Additionally, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment. As a result of the acquisition of PBM Holdings, Inc. (PBM) in April 2010, the Company is currently evaluating how best to review and evaluate the operating performance of and allocate resources to its operating business units. The PBM business is currently included in the Company’s Consumer Healthcare segment.

In March 2009, based on management’s strategic review of its portfolio of businesses, the Company committed to a plan to sell its Israel Consumer Products business. This business primarily sold consumer products to the Israeli market, including cosmetics, toiletries and detergents, and was previously reported as part of the Company’s Other category. In the third quarter of fiscal 2009, the Israel Consumer Products business had met the criteria set forth in Accounting Standard Codification (ASC) 360-10 to be accounted for as discontinued operations. On February 26, 2010, the Company completed the sale of its Israel Consumer Products business to Emilia Group, a subsidiary of O. Feller Holdings Ltd., for approximately $47,000, of which approximately $11,000 is contingent upon satisfaction of contingency factors specified in the agreement. The Israel Consumer Products business is considered a discontinued operation, and as a result, all consolidated financial statements in this Annual Report on Form 10-K have been adjusted accordingly to reflect this financial statement presentation. See Note 3 of the Notes to Consolidated Financial Statements for information concerning the sale of Israel Consumer Products.

Information concerning sales and operating income attributable to each of the Company’s business segments and geographic areas for the last three fiscal years ended on or around June 30 is set forth in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 17 of the Notes to Consolidated Financial Statements. Information concerning identifiable assets of each of the Company’s reportable segments as of the last three fiscal years ended on or around June 30 is set forth in Note 17 of the Notes to Consolidated Financial Statements.

CONSUMER HEALTHCARE

The Consumer Healthcare segment includes the Company’s U.S., U.K., Mexico and Australia operations supporting the sale of OTC pharmaceutical products, nutritional products and infant formulas. This reportable segment markets a broad line of products that are comparable in quality and effectiveness to national brand products. Major product categories include analgesic, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, first aid, medical foods, infant formulas and nutritional supplement products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin on the store brand item. Generally, the retailers’ dollar profit per unit of store brand product sold is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below the comparable national brand product.

Significant Developments

Acquisitions

Fiscal 2010

On April 30, 2010, the Company acquired 100% of the shares of privately held PBM for $841,367, which included cash acquired as of the transaction date of $30,591. Headquartered in Gordonsville, Virginia, PBM was the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. The acquisition of PBM expands the Company’s store brand leadership into a substantial adjacent product category and is expected to add approximately $300,000 of annual sales in fiscal 2011. PBM’s results of operations are recorded in the Company’s Consumer Healthcare segment beginning in the Company’s fourth quarter of fiscal 2010.

On March 8, 2010, the Company acquired 100% of the outstanding shares of privately held Orion Laboratories Pty Ltd. (Orion) for $48,638 in cash. Located near Perth, Western Australia, Orion was a leading supplier of OTC store brand pharmaceutical products in Australia and New Zealand. In addition, Orion manufactured and distributed pharmaceutical products supplied to hospitals in Australia. The acquisition of Orion expands the Company’s global presence and product portfolio into Australia and New Zealand and is expected to add more than $30,000 of annual sales in fiscal 2011. Orion’s results of operations are recorded in the Company’s Consumer Healthcare segment beginning in the Company’s third quarter of fiscal 2010.

Fiscal 2009

On November 13, 2008, the Company acquired 100% of the outstanding shares of privately held Unico Holdings, Inc. (Unico) for $51,853 in cash. Based in Lake Worth, Florida, Unico was the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition of Unico expanded the Company’s OTC product portfolio in the U.S. Unico’s results of operations are recorded in the Company’s Consumer Healthcare segment beginning in the Company’s second quarter of fiscal 2009.

On October 6, 2008, the Company acquired 100% of the outstanding shares of privately held Laboratorios Diba, S.A. (Diba) for $24,500 in cash. Based in Guadalajara, Mexico, Diba was a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and ophthalmics. The acquisition of Diba expanded the Company’s global presence and product portfolio in Mexico. Diba’s results of operations are recorded in the Company’s Consumer Healthcare segment beginning in the Company’s second quarter of fiscal 2009.

On September 16, 2008, the Company acquired J.B. Laboratories, Inc. (JBL), a privately held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $42,962, including debt assumed. The acquisition of JBL provided additional U.S. Food and Drug Administration (FDA)-compliant production capacity to help service current and future customer needs. JBL’s results of operations are recorded in the Company’s Consumer Healthcare segment beginning in the Company’s second quarter of fiscal 2009.

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

Fiscal 2008

On January 9, 2008, the Company acquired 100% of the outstanding shares of privately held Galpharm Healthcare Ltd. (Galpharm) for $83,312. Galpharm was a leading supplier of OTC store brand pharmaceutical products sold by supermarkets, drug stores and pharmacies in the U.K. The acquisition of Galpharm expanded the Company’s global presence and complements its existing U.K. business. Galpharm’s results of operations are recorded in the Company’s Consumer Healthcare segment beginning in the Company’s third quarter of fiscal 2008.

On July 3, 2007, the Company acquired the stock of Qualis, Inc., a privately owned manufacturer of store brand pediculicide products, for $12,401. The assets acquired consisted of the intangible assets attributable to the products acquired, which included primarily store brand OTC product formulations that compare to Rid® and Nix® brand products. The acquired assets expanded the Company’s OTC product portfolio in the U.S. The acquired assets and operating results related to these products are recorded in the Company’s Consumer Healthcare segment beginning in the first quarter of fiscal 2008.

Consumer Healthcare Business

The Company is dedicated to being the leader in developing and marketing new store brand products and has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. This staff also responds to changes in existing national brand products by reformulating existing Company products. In the OTC pharmaceutical market, certain new products are the result of changes in product status from “prescription only” (Rx) to OTC (non-prescription). These “Rx-to-OTC switches” require approval by the FDA, a process initiated by the drug innovator, through either the FDA Abbreviated New Drug Application (ANDA) or its New Drug Application (NDA). As part of its strategy, the Company relies on both internal development and strategic product development agreements with outside sources.

The Company is committed to consistently providing its customers with high quality products that adhere to “Current Good Manufacturing Practices” (cGMP) regulations promulgated by the FDA and the health ministries of countries where the Company has commercial and operational presence. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.

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

The Company currently markets over 2,400 store brand products, with over 12,000 stock-keeping units (SKUs), to over 800 customers. The Company considers every different combination of size, flavor, strength and form (e.g., tablet, liquid, softgel, etc.) of a given item as a separate “product”. The Company also currently manufactures and markets certain products under its Good Sense® brand name.

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

Product Categories	Retail Market Size (Billions)	Comparable National Brands
Cough/Cold/Allergy/Sinus	$4.6	Advil® Cold & Sinus, Afrin®, Benadryl®, Claritin®, Dimetapp®, NyQuil®, DayQuil®, Robitussin®, Sudafed®, Tavist®, Theraflu®, Triaminic®, Tylenol®, Zaditor®, Zyrtec®

Dietary Supplements	$3.0	Centrum®, Flintstones®, One-A-Day®, Caltrate®, Pedialyte®, Osteo Bi-Flex®

Infant Formulas	$2.6(1)	Similac®, Enfamil®, Gerber Good Start®, Earth’s Best®

Gastrointestinal	$2.5	Correctol®, Ex-Lax®, Fibercon®, Imodium A-D®, Maalox®, MiraLAX®, Mylanta®, Pepcid® AC, Pepto Bismol®, Phillips®, Prilosec OTC®, Tagamet HB®, Tums®, Zantac®

Analgesics	$2.4	Advil®, Aleve®, Bayer®, Excedrin®, Motrin®, Tylenol®

Baby & Toddler Foods	$0.9	Gerber®, Beechnut®, Earth’s Best®

Smoking Cessation	$0.5	Nicorette®, Commit®

(1)	Does not include Special Supplemental Nutrition Program for Women and Children (WIC) market.

The Company’s U.S.-based customers are major national and regional retail drug, supermarket and mass merchandise chains, including Wal-Mart, CVS, Walgreens, Kroger, Target, Dollar General, Sam’s Club and Costco, and major wholesalers, including McKesson.

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

In contrast to national brand manufacturers, which incur considerable advertising and marketing expenditures that are directly targeted to the end consumer, the Consumer Healthcare segment’s primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through its customers’ in-store marketing programs. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers’ programs. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company’s marketing efforts are also directed at new product introductions and product conversions, as well as providing market data. Market analysis and research is used to monitor trends for products and categories and develop category management recommendations.

New Product Introductions and Drug Application Approvals

The Company launched several new products in fiscal 2010, most notably coated nicotine polacrilex lozenge USP, 2mg and 4mg in cherry and cinnamon flavors, polyethylene glycol 3350, miconazole cream and suppository, which compete with the national brands Commit® lozenge, MiraLAX® and Monistat®-1, respectively. Net sales related to new products were approximately $70,200 for fiscal 2010, $328,100 for fiscal 2009 and $191,300 for fiscal 2008. In fiscal 2008 and 2009, the Company considered a Consumer Healthcare product to be new if it was added to the Company’s product lines within 18 months prior to the end of the period for which net sales are being measured, unless otherwise noted. For fiscal 2010, the Company shortened this period to 12 months.

In fiscal 2010, the Company, on its own or in conjunction with partners, received approval from the FDA for five OTC drug applications. The applications were for the following products:

Miconazole cream, 4%	Nicotine cinnamon lozenge, 2 mg and 4 mg
Miconazole 1 Day Softgel Combo Pack	Polyethylene glycol 3350
Nicotine cherry lozenge, 2 mg and 4 mg

As of June 26, 2010, the Company, on its own or in conjunction with partners, had 14 OTC drug applications pending approval with the FDA.

Competition

The market for OTC pharmaceutical and nutritional products is highly competitive. Competition is based on a variety of factors, including price, quality and assortment of products, customer service, marketing support and availability of and approvals for new products. The Company believes it competes favorably in these areas.

The Company’s competition in store brand products consists of several publicly traded and privately owned companies, including brand-name pharmaceutical companies. The competition is highly fragmented in terms of both geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. Some of the Company’s competitors are Dr. Reddy’s Laboratories, Ltd., Watson Pharmaceuticals, Actavis Group hf., Aaron Industries, Inc., Ohm Laboratories, Inc., LNK International, Inc., NBTY Inc., Abbott Laboratories, Mead Johnson Nutrition Co., Nestle S.A. and International Vitamin Corporation. The Company’s store brand products also compete with nationally advertised brand-name products. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture more store brand products or lower prices of their national brand products. Additionally, competition is growing from generic prescription drug manufacturers that may market products requiring FDA approval or that have switched or are switching from Rx to OTC status. The Company competes in the nutritional area with a number of publicly traded and privately owned companies, some of which have broader product lines and larger nutrition category sales volumes than that of the Company.

PRESCRIPTION (Rx) PHARMACEUTICALS

The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription drugs for the U.S. market. This portfolio is comprised of products mainly within a broad array of topicals including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquid suspensions and solutions, as well as select oral solids.

Significant Developments

On May 26, 2010, the Company announced that it acquired the pending ANDA for the generic therapeutical equivalent of HalfLytely® and Bisacodyl tablets bowel prep kit from Novel Laboratories, Inc. (Novel) for $3,000 in cash and a $2,000 milestone payment based on tentative approval of the ANDA by the FDA. The milestone payment and the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the fourth quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment.

On April 13, 2010, the Company entered into an agreement to settle all existing patent litigation regarding the Company’s ANDA filing for generic imiquimod. As part of this agreement, the Company was named Graceway Pharmaceuticals, LLC’s authorized generic distributor for the Aldara® product through February 24, 2011 and, under certain circumstances, will be able to launch its own generic product after that date. The Company began shipping the authorized generic version of the product in the fourth quarter of fiscal 2010, which is expected to positively impact the results of operations in the Company’s Rx Pharmaceuticals segment through the third quarter of fiscal 2011 or longer if the Company is able to launch its own generic product.

On March 31, 2010, the FDA approved one of the pipeline products contained in the Company’s agreement with Cobrek Pharmaceuticals (Cobrek), a generic to Evoclin® foam, which had been submitted to the FDA in August 2008 with a Paragraph IV certification. Upon receipt of the FDA approval, the Company immediately commenced shipping of the product. In addition, the Company and Cobrek agreed to settle the underlying Hatch-Waxman litigation brought by Stiefel Laboratories (Stiefel), a subsidiary of GlaxoSmithKline. In accordance with the terms of the settlement, the Company and Cobrek continued to ship product until April 2, 2010, which resulted in the Company’s Rx Pharmaceuticals segment recognizing increased revenue in the fourth quarter of fiscal 2010. According to the terms of the settlement, the Company has taken a royalty- bearing license under patents owned or controlled by Stiefel. The Company will be permitted to recommence shipments of the product on or after October 1, 2010.

On September 21, 2009, the Company acquired the ANDA for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. This product is the equivalent to Stiefels’ Duac® gel, indicated for the topical treatment of inflammatory acne vulgaris. Excluding the milestone payment, the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the second quarter of fiscal 2010.

In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product brought by Sanofi-Aventis against Teva Pharmaceutical Industries Ltd. (Teva) (formerly Barr Laboratories, Inc.), a partner with the Company for this product and the holder of the ANDA. The Company will share in the costs and benefits of the settlement agreement between Teva and Sanofi-Aventis and Teva’s subsequent marketing of the product under the agreement, which will commence on June 15, 2011 or earlier in certain circumstances. In addition, the Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009 resulting in recognizing revenue in the amount of $2,500. On July 31, 2009, Teva received FDA final approval for its ANDA. This event triggered additional milestone payments for the Company that resulted in the recognition of an additional $11,500 of revenue in fiscal 2010.

License Agreement

In the third quarter of fiscal 2008, the Company and a customer agreed to terminate a license agreement. The termination agreement stated that the Company was to receive from the customer $8,500 in lieu of expected future minimum royalty payments. This amount was received and recognized in net sales for the Rx Pharmaceuticals segment in the third quarter of fiscal 2008. As part of the Agis Industries (1983) Ltd. (Agis) acquisition in March 2005, the Company recorded an intangible asset related to this license agreement. In conjunction with the termination of the agreement, the Company wrote off the remaining net book value of $3,513 in the third quarter of fiscal 2008 as an acceleration of amortization expense.

Impairment of Intangible Asset

The Company holds certain individual product-related intangible assets including, among others, those obtained from acquisitions. Whenever events or changes in circumstances indicate the carrying amount of any individual intangible asset may not be recoverable, the Company tests the asset for possible impairment. During the second half of fiscal 2008, additional competition entered the marketplace, exerting significant pressure on a certain product for which the Company holds a developed product formulation intangible asset. As a result, during the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $10,346 within cost of sales for the write-down of the intangible asset associated with this product. The $10,346 represented the difference between the intangible asset’s net carrying value and fair value as determined by a discounted cash flow analysis.

Rx Business

The Company develops, manufactures and markets primarily generic topical prescription pharmaceuticals. Topical products are manufactured at the Company’s New York and Israel facilities and are also sourced from various FDA-approved third parties. The Company also manufactures certain generic non-topical products, oral solids and oral liquids at its Michigan facilities. The Company’s current development areas include other delivery systems such as nasal sprays, oral liquids and transdermal products. Other areas of expertise include the production capabilities for various dosage forms such as tablets, capsules and liquids. Pharmaceuticals are manufactured, labeled and packaged in facilities that comply with strict regulatory standards, as well as meeting customers’ stringent requirements.

In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx”). ORx is a term used to describe OTC products that are available for pharmacy fulfillment and health care reimbursement when prescribed by a physician. The Company offers over 200 ORx products that are reimbursable through many health plans, Medicaid and Medicare programs. When prescribed by a doctor or other health care professional, ORx products offer consumers safe and effective remedies that provide a more affordable alternative to consumers than purchasing the product directly over the counter. The Company’s ORx strategy is to set up and register OTC products for reimbursement through public and private health plans, as well as leverage its portfolio and pipeline of OTC products for generic substitution when appropriate.

The Company currently markets approximately 300 generic prescription products, with over 620 SKUs, to approximately 120 customers. A SKU for a generic prescription product is a unique combination of the product’s count size, ingredient strength and dosage form (e.g., tablet, syrup, cream, foam, ointment, gel, etc.). The Company generally holds the ANDA or NDA for the drugs that it manufactures or enters into an arrangement with the application holder for the manufacture and/or marketing of certain products.

Listed below are the major generic prescription products that the Company manufactures and/or distributes:

Generic Name	Competitive Brand-Name Drug
Ammonium lactate cream and lotion	Lac-Hydrin®
Benzoyl peroxide gel	Benzac®
Cetirizine tablets and syrup	Zyrtec®
Ciclopirox shampoo	Loprox®
Clindamycin phosphate solution	CleocinT®
Clindamycin phosphate foam	Evoclin®
Clobetasol foam	Olux®
Econazole nitrate cream	Spectazole®
Erythromycin and benzoyl peroxide gel	Benzamycin®
Erythromycin pads	Erycette®, T-Stat®
Fluticasone ointment and cream	Cutivate®
Griseofulvin oral suspension	Grifulvin V®
Halobetasol ointment and cream	Ultravate®
Hydroquinone cream	Epiquin®
Ibuprofen oral suspension	Motrin®
Imiquimod cream	Aldara®
Ketoconazole shampoo	Nizoral®
Mesalamine rectal suspension enema	Rowasa®
Mometasone cream, ointment and lotion	Elocon®
Mupirocin ointment	Bactroban®
Omeprazole tablets	Prilosec®
Permethrin cream	Elimite®
Salicylic acid shampoo	Salex®
Selenium sulfide shampoo	Selsun®
Sodium sulfacetamide wash	Ovace ®
Terconazole suppositories	Terazol 3®
Tretinoin cream and gel	Retin-A®

The Company’s U.S.-based customers are major wholesalers, including Cardinal Health, McKesson and AmerisourceBergen, as well as national and regional retail drug, supermarket and mass merchandise chains, including Walgreens, Wal-Mart, CVS, Rite Aid, Kroger and Safeway. Generic prescription drugs are sold to the consumer through the pharmacy counter of predominantly the same retail outlets as OTC pharmaceuticals and nutritional products.

New Product Introductions and Drug Application Approvals

The Company recently launched several new generic or authorized generic prescription products, including imiquimod 5% cream and clindamycin 1% foam, which contain the same active ingredients present in the same dosage forms as Aldara® and Evoclin® of Graceway and Stiefel, respectively. Net sales related to new products were approximately $34,600 for fiscal 2010, $17,000 for fiscal 2009, and $17,900 for fiscal 2008. An Rx Pharmaceutical product is considered new if it was added to the Company’s product lines within 12 months prior to the end of the period for which net sales are being measured.

In fiscal 2010, the Company, on its own or in conjunction with partners, received final approval from the FDA for three generic prescription drug applications. The applications were for the following products:

Ciclopirox shampoo	Triamcinolone acetonide nasal spray
Clindamycin topical foam, 1%

As of June 26, 2010, the Company, on its own or in conjunction with partners, had 19 generic Rx drug applications pending approval with the FDA.

Collaboration Agreements

The Company actively partners with other pharmaceutical companies to collaboratively develop, manufacture and market a particular product or group of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. See Note 1 and Note 19 of the Notes to Consolidated Financial Statements for more information regarding the Company’s method for recognizing revenue related to collaboration agreements and regarding the Company’s current collaboration agreements, respectively.

Competition

The market for generic prescription drugs is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of a branded product (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations and manufacturers of therapeutically similar drugs. Among the Company’s competitors in the topical generics market are Actavis U.S., Fougera, Glenmark Generics Inc., Sandoz, Taro Pharmaceutical, Teva, Tolmar and Triax Pharmaceuticals, as well as brand-name pharmaceutical companies where the Company offers a generic equivalent.

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

Many brand-name competitors try to prevent, discourage or delay the use of generic equivalents through various measures, including introduction of new branded products, legislative initiatives, changing dosage forms or dosing regimens just prior to introduction of a generic equivalent, regulatory processes, filing new patents or patent extensions, law suits, citizens’ petitions and negative publicity. In addition, brand-name companies sometimes launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time the first generic product is launched depriving the generic product marketed of exclusivity intended by the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act (Hatch-Waxman). See Information Applicable to All Reported Segments – Government Regulation – U.S. Food and Drug Administration below.

Many of the Company’s customers, which include chain drug stores, wholesalers, distributors, hospital systems and group purchasing organizations, continue to merge or consolidate. In addition, a number of its customers have instituted source programs limiting the number of suppliers of generic pharmaceutical products carried by that customer. As a result of these developments, heightened competition exists among generic drug producers for business from this smaller and more selective customer base.

ACTIVE PHARMACEUTICAL INGREDIENTS

The Company develops, manufactures and markets API used worldwide by the generic drug industry and branded pharmaceutical companies. Certain of these ingredients are used in its own pharmaceutical products. The manufacturing of these API occurs primarily in Israel. In addition, the Company is in the process of transitioning certain API products previously manufactured in Germany to its new facility in India, as discussed below.

Significant Developments

Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. With respect to the U.S. temozolomide market, on February 2, 2010, the Company announced that it will exclusively supply Teva with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S. and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an ANDA that contained a Paragraph IV certification for Temodar® and is eligible to receive 180-day Hatch-Waxman statutory exclusivity to market this product in the U.S. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. Merck has appealed the ruling and an appellate decision is expected during the first half of fiscal year 2011. On March 1, 2010, the FDA granted final approval to the Teva ANDA. Teva, which will control the launch and is managing the litigation, has not yet determined a U.S. launch date. The Company expects its share in the profits of the product could have a material positive impact on its operating results; however, the magnitude and timing of the profits the Company could realize are uncertain and are subject to factors beyond the Company’s control, including, but not limited to, the timing of the product launch date by Teva in the U.S. and the appellate court decision. Teva has announced that it and Merck have entered into an agreement pending resolution of the appeal under which, subject to limited exceptions, Teva will only market a generic product should the appellate court uphold the lower court’s decision. Furthermore, the agreement grants Teva the right to commence selling its generic product as of August 2013.

In the fourth quarter of fiscal 2009, the Company determined that its German API facility was no longer competitive from a global cost position, and accordingly, the Company planned to cease all operations at the facility during the first quarter of fiscal 2011. In connection with the planned closure of this facility, the Company incurred restructuring charges of $14,647 in its API segment in the fourth quarter of fiscal 2009, primarily related to employee termination benefits and asset impairments. During the third quarter of fiscal 2010, however, the Company was approached by an external party who offered to buy the German API facility and related operations from the Company. As a result, in the fourth quarter of fiscal 2010, the Company signed an agreement and closed the transaction with the third-party buyer for the sale of the German API facility and related operations. Due to the change in its original restructuring plan, in the third quarter of fiscal 2010, the Company reversed $6,013 of certain charges it had recognized in the fourth quarter of fiscal 2009 when the restructuring plan was initially put in place. In addition, given that as of the end of the third quarter of fiscal 2010 the German API facility and its related operations had not yet been sold but met the held for sale criteria, in accordance with ASC Topic 360, the Company recorded the assets at fair value less the cost to sell. As a result, the Company incurred a $12,788 charge in its API segment in the third quarter of fiscal 2010. As part of its German restructuring plan, the Company incurred net charges of $6,775 and $2,049 in the third and fourth quarter of fiscal 2010, respectively.

To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited, an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products manufactured in Israel and that had been manufactured in Germany.

The Company actively enters into exclusive marketing and sales agreements (dossier agreements) related to specific product formulations, for specific geographic areas, for specific periods of time. In fiscal year 2010, the Company recognized revenue of approximately $9,100 related to certain dossier agreements. The Company intends to continue pursuing similar types of agreements in the future.

API Business

The API business identifies APIs that will be critical to its pharmaceutical customers’ future product launches and then works closely with these customers on the development processes.

API development is focused on the synthesis of less common molecules for the U.S., European and other international markets. The Company is also focusing development activities on the synthesis of molecules for use in its own OTC and Rx pipeline products. This vertical integration may enable the Company to be more competitive on pricing of its other product lines and to broaden its growth and profit opportunities. The Company believes it has a competitive advantage in its ability to produce difficult-to-develop products through its understanding of regulatory issues, patents, and chemistry. Because of the difficulty in developing these products and the related regulatory challenges, the lead time to market a product can be long. The Company’s ability to continue to develop and market new products that have lower levels of competition is key to driving profitability in the API business.

The API business sells to customers who face similar regulatory oversight as the Company’s Rx Pharmaceuticals business. As a result, the API business is dependent on these customers’ ability to obtain proper product approvals and maintain regulatory compliance with the FDA, the Federal Trade Commission (FTC), and the U.S. Drug Enforcement Administration (DEA), as well as several foreign, state and local agencies in localities in which the Company’s products are sold.

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
Letrozole

New Product Introductions

During fiscal 2010, the Company launched several new APIs, including temozolomide in the European market. Net sales related to new products were approximately $15,300 for fiscal 2010, $4,900 for fiscal 2009, and $10,500 for fiscal 2008. An API product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.

Competition

The API segment operates in a highly competitive, price sensitive market in which the Company’s customers continue to consolidate and/or vertically integrate, thereby creating a smaller customer base. Since other manufacturers of API typically do not offer all of the same product lines or serve all of the same markets as the Company’s API segment, the segment competes on a product-by-product basis with a number of different competitors. The Company’s API business is subject to increased price competition from other manufacturers of API located mostly in India, China and Europe. This competition may result in the loss of API clients and/or decreased profitability in this business segment. However, the Company believes that its regulatory position, market reputation, client relationships and ability to manufacture difficult-to-develop API provide it with a favorable competitive position.

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

Asset Acquisitions

On July 1, 2009, the Company’s Israel Pharmaceutical and Diagnostic Products operating segment entered into a distribution agreement with a major global diagnostic company. In conjunction with this distribution agreement, the Company acquired certain pharmaceutical diagnostic assets from a local pharmaceutical company for $4,610. In addition, on November 2, 2009, in connection with this same distribution agreement, the Company’s Israel Pharmaceutical and Diagnostic Products operating segment acquired certain pharmaceutical diagnostic assets from another local pharmaceutical company for $5,152. These acquisitions enhance the Company’s product portfolio and strengthen its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in these transactions consist primarily of intangible assets associated with customer supply contracts, machinery and equipment and inventory. The assets acquired in connection with the July and November distribution agreements and the related operating results from the acquisition dates were included in the Other category in the Company’s consolidated financial statements beginning in the first quarter and second quarter of fiscal 2010, respectively.

Discontinued Operations

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. Israel Consumer Products consisted of cosmetics, toiletries, bar soaps and detergents generally sold under the Company’s brand names Careline®, Neca® and Natural Formula®. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. On February 26, 2010, the Company completed the sale of its Israel Consumer Products business to Emilia Group, a subsidiary of O. Feller Holdings Ltd., for approximately $47,000, of which approximately $11,000 is contingent upon satisfaction of contingency factors specified in the agreement. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

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

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

Research and Development

Research and development are key components of the Company’s business strategy and, while managed centrally on a global basis, are performed in various locations in the U.S. and abroad. Development for the Consumer Healthcare markets focuses on products comparable in formulation, quality and effectiveness to existing national brand OTC products, nutritional supplement products, infant formulas and Rx-to-OTC switch products. Development of generic prescription drugs, primarily for the U.S. market, focuses on complex formulations, many of which require costly clinical endpoint trials. Development of API for the global market also focuses on complex products with high barriers to entry. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

Research and development spending was $82,509 for fiscal 2010, $77,922 for fiscal 2009, and $72,191 for fiscal 2008. In addition, fiscal 2010 included charges of $14,000 and $5,000 for the write-offs of in-process research and development related to the ANDAs acquired from KV Pharmaceuticals and Novel, respectively, fiscal 2009 included a $279 charge for the write-off of in-process research and development related to the Diba acquisition, and fiscal 2008 included a $2,786 charge for the write-off of in-process research and development related to the Galpharm acquisition. The fiscal 2010 and 2009 increases in research and development costs were both due to increased investment in the development of new drugs, primarily in the Consumer Healthcare segment. The Company anticipates that research and development expenditures, including legal costs associated with defending Paragraph IV patent litigation, will remain at or slightly above fiscal 2010 levels in dollar terms and relatively flat as a percentage of sales in the foreseeable future as the Company continues to cultivate its presence in the generic pharmaceutical market and to develop its internal research and development capabilities.

Trademarks and Patents

The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent or group of trademarks or patents.

Significant Customers

The Company believes that its primary customer base aligns with the concentration of large drug retailers in the current marketplace of the retail drug industry. Wal-Mart accounted for 23% of consolidated net sales for fiscal 2010, 23% for fiscal 2009 and 21% for fiscal 2008. Should Wal-Mart’s current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company’s consolidated operating results and financial position. The Company does not anticipate such a change in the foreseeable future. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. If the Company’s relationship with one or more of these other customers, including the terms for doing business with the customers, changes significantly, it could have a material adverse impact on the Company’s financial position and results of operations.

Manufacturing and Distribution

The Company’s primary manufacturing facilities are located in the U.S. and Israel (see Item 1A. Risk Factors – Conditions in Israel for further information). The Company also has secondary manufacturing facilities located in the U.K., Mexico and Australia, along with joint ventures located in China and India. The Company supplements its production capabilities with the purchase of product from outside sources. During fiscal 2010, the approximate average capacity utilization was 85% and 66% for the Company’s facilities in the U.S. and Israel, respectively. The capacity of some facilities may be fully utilized at certain times due to various reasons, such as customer demand, the seasonality of the cough/cold/flu season and new product launches. The Company may utilize available capacity by contract manufacturing for other companies.

The Company has logistics facilities located in the U.S., Israel, the U.K., Mexico and Australia. Both contract freight and common carriers are used to deliver products.

Seasonality

Revenues in the Company’s Consumer Healthcare segment are generally subject to the seasonal demands for cough/cold/flu and allergy products in its second and third fiscal quarters. Historically, the Company’s sales of these products have varied from year to year based in large part on the severity and length of the cough/cold/flu season. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu and allergy products, there can be no assurance that the Company’s future sales of these products will necessarily follow historical patterns. Revenues for the Rx Pharmaceuticals and API segments and the Other category are generally not impacted significantly by seasonal conditions.

Materials Sourcing

High quality raw materials and packaging components are essential to all of the Company’s business units due to the nature of the products it manufactures. Raw materials and packaging components are generally available from multiple suppliers. While the Company has the ability to manufacture and supply certain API materials for the Rx Pharmaceuticals segment, certain components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic and other factors. Supplies of certain raw materials, bulk tablets and components are limited, or are available from one or only a few suppliers. Historically, the Company has been able to react to situations that require alternate sourcing. Should alternate sourcing be required, the nature of the FDA requirements placed on products approved through the ANDA or NDA process could substantially lengthen the approval process for an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with substantially all of its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to its volume of purchases.

Environmental

The Company is subject to various environmental laws and regulations. The Company believes that the costs for complying with such laws and regulations will not be material to the business of the Company. The Company does not have any material remediation liabilities outstanding.

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72,500, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

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

U.S. Food and Drug Administration

The FDA has jurisdiction over the Company’s ANDA, NDA and OTC monograph drug products, dietary supplements, infant formulas and medical food products. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage and distribution of these products.

OTC and Generic Prescription Pharmaceuticals. The majority of the Company’s OTC pharmaceuticals are regulated under the OTC monograph system and subject to certain FDA regulations. OTC medicines, other than those approved by an ANDA or NDA application, are marketed under regulations referred to as “OTC monographs”, which have been established through the FDA’s OTC Review that follow notice-and-comment rulemaking procedures. Under the OTC monograph system, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an ANDA or NDA prior to marketing. The FDA OTC monograph system includes well-known ingredients and specifies requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC monograph system must conform to specific quality and labeling requirements; however, these products generally can be developed with fewer regulatory hurdles than those products that require the filing of an ANDA or NDA. It is, in general, less costly to develop and bring to market a product produced under the OTC monograph system. From time to time, adequate information may become available to the FDA regarding certain ANDA or NDA drug products that will allow the reclassification of those products as no longer requiring the approval of an ANDA or NDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC monograph system. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.

The Company also markets generic prescription drugs and other products that have switched from prescription to OTC status. These products require approval by the FDA through its ANDA or NDA processes prior to commercialization. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing and change control, bioequivalence, packaging and labeling. The ANDA development process generally requires less time and expense for FDA approval than the NDA process. For approval of an ANDA, the Company must demonstrate that the product is bioequivalent to a marketed product that has previously been approved by the FDA and that the Company’s manufacturing process meets FDA standards. This approval process for an ANDA may require that bioequivalence studies be performed using a small number of subjects in a controlled clinical environment, and for certain topical generic products, demonstration of efficacy in comparative full end-point clinical studies. Depending on the specific product, other types of studies may be required by the FDA. Approval time for the industry currently averages 26.7 months from the date an ANDA is submitted. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes can be implemented and whether prior FDA notice and/or approval is required.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act), a company submitting an NDA can obtain a three-year period of marketing exclusivity for an Rx product or an Rx to OTC switch product if the company performs a clinical study that is essential to FDA approval of the NDA. Longer periods of exclusivity are possible for new chemical entities and orphan drugs. These exclusivity periods prevent other companies from obtaining approval of any ANDAs for a similar or equivalent generic product. Where three years of exclusivity is granted to the initiating company, the Company will be unable to market the product unless the Company establishes a relationship with the company having exclusive marketing rights. There can be no assurance that, in the event the Company applies for FDA approvals, the Company will obtain the approvals to market Rx or Rx to OTC switch products or, alternatively, that the Company will be able to obtain these products from other manufacturers.

Under the Federal Food, Drug and Cosmetic Act (FFDCA), a manufacturer may obtain an additional six months (which, under certain circumstances, may be extended to one year) of exclusivity if the innovator conducts pediatric studies requested by the FDA on the product. This exclusivity will, in certain instances, delay FDA approval and the sales by the Company of certain ANDA and other products.

If the Company is first to file its ANDA and meets certain requirements relating to the patents owned or licensed by the brand company, the Company may be entitled to a 180-day generic exclusivity period for that product. When a company submits an ANDA, the company is required to include a patent non-infringement certification to certain patents that cover the innovator product. If the ANDA applicant challenges the validity of the innovator’s patent or certifies that its product does not infringe the patent, the product innovator may sue for infringement. The legal action would not ordinarily result in material damages but could prevent the Company from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action and that action could have the effect of triggering a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months. In addition, if exclusivity is granted to the Company, there can be no assurance that the Company will be able to market the product at the beginning of the exclusivity period or that the exclusivity will not be shared with other generic companies, including authorized generics. It is possible that more than one applicant files the first ANDA on the same day and exclusivity is shared. This may happen by chance, but more likely when there is a certain type of innovator exclusivity that prevents the filing of all ANDAs until a specific date. As a result of events that are outside of the Company’s control, the Company may forfeit its exclusivity. Finally, if the Company is not first to file its ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of the Company’s product.

The Company’s prescription drug products that are marketed without approved applications must meet certain manufacturing and labeling standards established by the FDA. The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s June 2006 compliance policy guide, titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those marketed as unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. See further information in Item 1A. Risk Factors.

All facilities where Rx and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA cGMPs. All of the Company’s ANDA, NDA and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company’s facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the Company related to the products made in that facility, including suspension of or delay in ANDA approvals, seizure, injunction or recall. Serious product quality concerns could also result in governmental actions against the Company that, among other things, could result in the suspension of production or distribution of the Company’s products, product seizures, loss of certain licenses or other governmental penalties, and could have a material adverse effect on the Company’s financial condition or operating results. In addition, several bills have been introduced in Congress that could, if enacted, affect the manufacture and marketing of Rx and OTC drugs. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.

The Company submits DMF for active pharmaceutical ingredients to be commercialized in the U.S. The DMF filings provide an efficient mechanism for FDA review while protecting the Company’s proprietary information related to the manufacturing process. The manufacturing facilities are inspected by the FDA to assess cGMP compliance. The manufacturing facilities and production procedures utilized at the manufacturing facilities must meet current FDA Good Manufacturing Practice (GMP) standards before products may be exported to the U.S. For European markets, the Company submits a European DMF and, where applicable, obtains a certificate of suitability from the European Directorate for the Quality of Medicines. The manufacturing facilities and production procedures for API marketed in Europe must meet EU-GMP and European Pharmacopeia standards.

Infant Formula. The FDA’s Center for Food Safety and Applied Nutrition is responsible for the regulation of infant formula. The Office of Nutritional Products, Labeling and Dietary Supplements (ONPLDS) has program responsibility for infant formula, while the Office of Food Additive Safety (OFAS) has program responsibility for food ingredients and packaging. The ONPLDS evaluates whether the infant formula manufacturer has met the requirements under the FFDCA and consults with the OFAS regarding the safety of ingredients in infant formula and of packaging materials for infant formula.

All manufacturers of pediatric nutrition products must begin with safe food ingredients, which are either generally recognized as safe or approved as food additives. The specific requirements for infant formula are governed by the Infant Formula Act of 1980, as amended (Formula Act). The purpose of the Formula Act is to ensure the safety and nutrition of infant formulas, including minimum, and in some cases, maximum levels of specified nutrients.

Once an infant formula product is formulated, the manufacturer must provide regulatory agencies assurance of the nutritional quality of that particular formulation before marketing the infant formula. The FDA has established requirements for certain labeling, nutrient content, manufacturer quality control procedures (to assure the nutrient content of infant formulas), as well as for company records and reports. A manufacturer must notify the FDA 90 days before the first processing of any infant formula that differs fundamentally in processing or in composition from any previous formulation produced by the manufacturer. The FDA currently is finalizing incremental good manufacturing practices, quality control procedures, quality factors, notification requirements, and reports and records, for the production of infant formulas. The Company is monitoring the situation and will make appropriate adjustments to remain in compliance.

In addition, as part of its responsibility to implement the provisions of the FFDCA, the FDA continuously monitors infant formula products. The FFDCA requires infant formula manufacturers to test product composition during production and shelf-life, to keep records on production, testing and distribution of each batch of infant formula and to use good manufacturing practices and quality control procedures. In addition, the FFDCA requires infant formula manufacturers to maintain records of all complaints, some of which are reviewed to reveal the possible existence of a hazard to health. The FDA conducts yearly inspections of all facilities that manufacture infant formula. The FDA also inspects new facilities during early production runs. As part of the inspection, the FDA collects and analyzes samples of infant formula.

Dietary Supplements. The Dietary Supplement Health and Education Act of 1994 (DSHEA) amended the Federal Food, Drug and Cosmetic Act to, among other things: (1) define dietary supplements and dietary ingredients, (2) require ingredient and nutrition labeling for dietary supplements, (3) permit “structure/function” statements for dietary supplements, (4) permit the display of certain published literature where supplements are sold, (5) authorize the FDA to establish GMPs specifically for dietary supplements, and (6) require the submission of New Dietary Ingredient notification to the FDA.

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

On June 25, 2007, the FDA issued Final Good Manufacturing Practice (GMP) Regulations specific to Dietary Supplements, which became effective as they relate to the Company on June 25, 2008. The Company continues to invest in its Dietary Supplement operations to ensure compliance with the regulations. The FDA began inspecting the industry after the June 25, 2008 compliance date. The Company continuously monitors FDA activities, including publicly available inspection reports of other companies’ inspections, to ensure that its operations and quality systems are maintained in a state of compliance based on the current interpretation of the regulations. The Company has not yet been inspected and cannot determine with certainty what effects the FDA’s future interpretations of the regulations will have on its business. The GMP regulations and FDA’s future interpretations of these regulations could, among other things, require expanded documentation of the manufacturing processes for certain products or additional analytical testing for certain ingredients. In addition, several bills have been introduced in Congress that could, if enacted, affect the manufacture and marketing of dietary supplements. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.

DSHEA requires that the FDA be notified at least 75 days in advance of the introduction of a dietary supplement that contains a dietary ingredient that was introduced to market after October 15, 1994 or was present in the food supply in a form where the food had not been chemically altered. The notification must provide information establishing that the dietary supplement containing the dietary ingredient will reasonably be expected to be safe.

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

More recently, the Reauthorization Act of 2005 was signed into law on March 9, 2006. The Reauthorization Act of 2005 prevented the existing provisions of the Patriot Act from expiring and also included the Combat Methamphetamine Epidemic Act. This law further amended the CSA and provided additional requirements on the manufacture, distribution and sale of pseudoephedrine products. Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine or PPA (List I chemical products). The CSA also imposed import and procurement quotas for List I chemicals, including pseudoephedrine.

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

Medicaid Drug Rebate Program and Other Drug Pricing Programs

Federal law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available to the states for the manufacturer’s drugs under Medicaid and Medicare Part B, must enter into a rebate agreement to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under a fee-for-service arrangement. The Centers for Medicare and Medicaid Services (CMS) is responsible for administering the Medicaid rebate agreements between the federal government and pharmaceutical manufacturers. Pursuant to recently enacted health reform legislation, rebates now also will be due on the utilization of Medicaid managed care organizations, effective March 23, 2010.

Drug manufacturers’ Medicaid rebate agreements, which are between each manufacturer and the Secretary of Health and Human Services, provide that the drug manufacturer will remit rebates to each state Medicaid agency on a quarterly basis. Those rebates are based on pricing data reported by manufacturers to CMS on both a monthly and a quarterly basis, including Average Manufacturer Price (AMP) and Best Price. Recently enacted health reform legislation changes the definition of AMP effective the fourth quarter of calendar 2010. Pursuant to the same legislation, effective for rebate periods beginning with the first quarter of calendar 2010, the rebate formulas used to determine the rebate amounts due are as follows: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 13% of the AMP for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the Best Price for that same quarter.

The Company has a Medicaid rebate agreement in effect with the federal government. Federal and/or state governments have and are expected to continue to enact measures aimed at reducing the cost of drugs to such governmental payers as well as the public, including the enactment in December 2003 of Medicare legislation that expanded the scope of Medicare coverage to include outpatient drugs (Part D), starting in January 2006, as well as recently enacted health reform legislation. Management cannot predict the nature of such measures or their impact on the Company’s profitability. Various states have in recent years also adopted supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates on Medicaid utilization over and above those required under a manufacturer’s federal Medicaid agreement. States also have created drug coverage and corresponding manufacturer rebate programs for non-Medicaid populations, known as state pharmaceutical assistance programs. These rebate programs are generally designed to mimic the federal drug rebate program in terms of how the manufacturer rebates are calculated. Although there are a number of supplemental and state pharmacy assistance rebate programs, for the Company they are insignificant in the aggregate compared to quarterly Medicaid drug rebate obligations.

The Deficit Reduction Act (DRA) of 2005 amended the Medicaid statute in a number of ways, including to revise the methodology for the calculation of federal upper limits, a type of cap on the amounts a state Medicaid program can reimburse pharmacies for certain multiple source drugs dispensed to Medicaid patients, as well as to require the public availability of AMP data. In July 2007, CMS issued a final rule regarding the calculation of AMP as well as these statutory amendments made by the DRA. This rule, as required by the DRA amendments, required CMS to use AMP to calculate federal upper limits. Prior to the enactment of this legal requirement, CMS typically used the Average Wholesaler Price (AWP) or Wholesaler Acquisition Cost (WAC) in the calculation of federal upper limits. The rule also rejected requests to postpone the public availability of AMP data. In mid-December 2007, a preliminary injunction was granted, resulting in postponement of the actual implementation of the federal upper limit and public availability of AMP aspects of the DRA and the rule, such that AMP currently cannot be used to calculate federal upper limits and also cannot be disclosed to the public. As of August 12, 2010, the relevant court case is still pending and the injunction remains in place, resulting in a continual postponement of the implementation of these requirements. Effective the fourth quarter of calendar 2010, the federal upper limit will be calculated using a weighted average AMP, based on and only where at least three pharmaceutically and therapeutically equivalent multiple source drugs are available for purchase by retail community pharmacies on a nationwide basis. The definition of AMP also will change effective the fourth quarter of calendar 2010, which may affect the Medicaid rebate amount, as described above, as well as the amount of the calculated federal upper limits. In addition, this legislation will change the publicly available AMP data to include only weighted average monthly AMPs as well as average retail survey prices determined by the Medicaid program or a vendor retained by the Secretary. The Company does not know how the new methodology for calculating AMP and federal upper limits, once implemented, will affect the Company’s pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. The Company cannot predict how the sharing of weighted average monthly AMP data and retail survey prices may impact competition in the marketplace.

Manufacturers also must participate in the 340B drug pricing program for federal funds to be available to pay for their drugs under Medicaid and Medicare Part B. Participating manufacturers must agree to charge statutorily-defined covered entities no more than the 340B ceiling price for the manufacturer’s covered outpatient drugs. Sales made by the Company pursuant to the 340B program are not material to the Company as a whole.

Additional Federal and State Regulation

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, ordering, or arranging for the purchase or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations of the Company’s products may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several pharmaceutical and other health care companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of activities that have been alleged to have caused the submission of false claims to federal health care programs, including providing free product to customers with the expectation that the customers would bill federal programs for the product and marketing of products for unapproved, and thus non-reimbursable, uses. The Company’s activities relating to the sale and marketing of its products may be subject to scrutiny under these laws.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, that apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Consumer Product Safety Commission

Under the Poison Prevention Packaging Act (PPPA), the CPSC has authority to designate that dietary supplements and pharmaceuticals require child-resistant packaging to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring iron-containing dietary supplements and numerous pharmaceuticals to have child resistant packaging, and has established rules for testing the effectiveness of child-resistant packaging and for ensuring senior adult effectiveness.

The Consumer Product Safety Improvement Act of 2008 (CPSIA) amended the Consumer Product Safety Act (CPSA) to require that the manufacturer of any product that is subject to any CPSC rule, ban, standard or regulation certify that based on a reasonable testing program the product complies with such requirements. This certification applies to pharmaceuticals and dietary supplements that require child-resistant packaging under the PPPA. The CPSC has lifted the stay of enforcement of the certification requirement and the regulation has been in effect since February 9, 2010.

Federal Trade Commission

The FTC exercises primary jurisdiction over the advertising and other promotional practices of marketers of dietary supplements and OTC pharmaceuticals and often works with the FDA regarding these practices. The FTC considers whether a product’s claims are substantiated, truthful and not misleading. The FTC is also responsible for reviewing mergers between and acquisitions of pharmaceutical companies exceeding specified thresholds and investigating certain business practices relevant to the healthcare industry. The FTC could challenge these business practices in administrative or judicial proceedings. For example, in accordance with the Medicare Prescription Drug Improvement and Modernization Act of 2003, agreements between NDA and ANDA holders relating to settlements of patent litigation involving paragraph IV certifications under the Hatch-Waxman Act, as well as agreements between generic applicants that have submitted ANDAs containing paragraph IV certifications where the agreement concerns either company’s 180-day exclusivity, must be submitted to the FTC (and the United States Department of Justice) for review.

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

United States Pharmacopeial Convention

The USP is a non-governmental, standard-setting organization. By reference, the Federal Food, Drug and Cosmetic Act incorporates the USP quality and testing standards and monographs as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed on the product’s labeling. USP standards exist for most Rx and OTC pharmaceuticals and many nutritional supplements. The FDA typically requires USP compliance as part of cGMP compliance.

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

The NSF Dietary Supplement Certification Program enables manufacturers to become independently registered by NSF as conforming to voluntary standards that provide a system of processes, procedures and documentation to assure the product produced has the strength, composition, quality and purity represented on the product label. The Company’s facilities manufacturing dietary supplements have earned NSF GMP registration. The Company also has approximately 60 store brand products certified under NSF/ANSI Standard 173 for dietary supplement products.

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

The Company manufacturers, packages and distributes hospital supplies and OTC pharmaceutical and nutritional products in Australia. The manufacturing, processing, formulation, packaging, labeling, testing, advertising and sales of these products are subject to regulation by one or more Australian agencies, including the Therapeutic Goods Administration (TGA).

The Company exports OTC pharmaceutical and nutritional products to foreign countries. Exporting requirements are regulated by the FDA and, where appropriate, DEA laws, as well as each individual country’s requirements for importation of such products. Each country requires approval of these products through a registration process by that country’s regulatory agencies. Registration requirements include the process, formula, packaging, testing, labeling, advertising and marketing of the products. Each country regulates what is required and may be represented to the public on labeling and promotional material. Approval for the sale of the Company’s products by foreign regulatory agencies may be subject to delays.

In Europe and Israel, the manufacture and sale of pharmaceutical products are regulated in a manner similar in many respects to NDA and ANDAs in the U.S. Legal requirements generally prohibit the handling, manufacture, marketing and importation of any pharmaceutical product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain medical data related to product efficacy and safety, including results of clinical testing and references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or manufactured and marketed other than in accordance with registration conditions. Data exclusivity provisions exist in many countries, including in the European Union, where these provisions were recently extended, although the application is not uniform. Similar provisions may be adopted by additional countries, including Israel, where legislation has been proposed. In general, these exclusivity provisions prevent the approval and/or submission of generic drug applications to the health authorities for a fixed period of time following the first approval of the brand-name product in that country. As these exclusivity provisions operate independently of patent exclusivity, they may prevent the submission of generic drug applications for some products even after the patent protection has expired.

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

Employees

As of August 9, 2010, the Company had approximately 7,700 full-time and temporary employees worldwide, who were located as follows:

Country	Total Number of Employees	Number of Employees Covered by Collective Bargaining Agreements
U.S.	5,000	280
Israel	950	300
Mexico	890	530
U.K.	500	-
China	140	-
Australia	120	-
Rest of the world	100	10

Item 1A.	Risk Factors. (Dollar amounts in thousands)

The Company operates in a highly regulated industry. An inability to meet current or future regulatory requirements could have a material adverse effect on the Company’s business, financial position and operating results.

Several U.S. and foreign agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising and sale of the Company’s products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standards organizations. Should the Company or one of its third party service providers used in the development or commercialization of product fail to adequately conform to these regulations and guidelines, there may be a material adverse impact on the operating results of the Company. In particular, packaging, labeling or marketing changes mandated by the FDA or state and local agencies can have a material adverse impact on the results of operations of the Company. Required changes could be related to safety or efficacy issues. Similarly, the failure by the Company or one of its suppliers to comply with manufacturing, quality and testing guidelines and regulations could have a significant adverse impact on the Company’s operating results. There is also the risk that the FDA could require the Company to audit or repeat prior bioequivalence or clinical studies or the FDA could change or withdraw the approval governing such products, which could have a material adverse impact on the results of the Company’s operations. The Company believes that it generally has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company’s ability to bring new and current products to market could be impeded. See Item 1. Business – Government Regulation.

All facilities where Rx and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA cGMPs. All of the Company’s ANDA, NDA and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. Effective June 25, 2008, all facilities where dietary supplements are manufactured, tested, packaged, stored or distributed must comply with the GMP regulations for dietary supplements published in the Federal Register on June 25, 2007. The FDA performs periodic audits to ensure that the Company’s facilities remain in compliance with all appropriate regulations. Typically, after the FDA completes its inspection, it may or may not issue the Company a report on Form 483, containing the FDA’s observations of possible violations of cGMP. These violations can range from minor to severe in nature. The degree of severity of the violation is generally determined by the time necessary to remediate the cGMP violation, and any adverse consequences for the consumer of the Company’s drug products. If the deficiency observations are determined to be severe, the FDA may elect to issue a warning letter to the Company. FDA guidelines specify that a warning letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in further enforcement action. In addition to making its concerns public, the FDA could impose sanctions including, among others, fines, product recalls, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, injunctions and civil or criminal prosecution. These enforcement actions, if imposed, could have a material adverse effect on the Company’s operating results and financial condition. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although the Company has internal compliance programs in place that it believes are adequate, the FDA may conclude that these programs do not meet regulatory standards. If compliance is deemed deficient in any significant way, it could have a material adverse effect on the Company’s business.

On April 30, 2010 the Company received a warning letter dated April 29, 2010 from the FDA related to the FDA’s November 2009 inspection of the Company’s Allegan manufacturing facilities. The Company has provided the FDA with a written response to the warning letter, which has been accepted by the FDA. In addition, the Company has developed a comprehensive plan to review and augment the quality systems and manufacturing operations at the Allegan facilities and has begun implementing the measures outlined in that plan. At this time, the Company does not currently believe that the warning letter has had or will have a material effect on the Company’s business. Nonetheless, if the FDA were to raise additional concerns regarding the adequacy of the Company’s corrective actions taken in response to the warning letter, the FDA could take further action that could have a material adverse effect on the Company’s business.

The FDA’s policy regarding the award of a 180-day market exclusivity period to generic manufacturers who successfully challenge patents relating to specific products continues to be the subject of extensive litigation in the U.S. The FDA’s current interpretation of Hatch-Waxman is to award 180 days of exclusivity to the first generic manufacturer who files a successful Paragraph IV certification under Hatch-Waxman challenging the patent(s) of the branded product, regardless of whether the manufacturer was sued for patent infringement. Although the FDA’s interpretation may benefit some of the products in the Company’s pipeline, it may adversely affect others. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides that the 180-day market exclusivity period provided under Hatch-Waxman is triggered by the commercial marketing of the product. However, the Medicare Prescription Drug Act also contains forfeiture provisions which, if met, will deprive the first Paragraph IV filer of exclusivity. Additionally, the manufacturer of the branded product may launch a generic version of its own drug, known as an authorized generic. Under certain circumstances, the Company may not be able to fully exploit its 180-day exclusivity period resulting from it being the first filer.

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

The Company’s prescription drug products that are marketed without approved applications must meet certain manufacturing and labeling standards established by the FDA. The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s June 2006 compliance policy guide, titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those marketed as unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. The Company believes that so long as it complies with applicable manufacturing and labeling standards it will be consistent with the FDA’s current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual product or group of products. If the FDA were to do so, the Company may be required to seek FDA approval for these products or withdraw such products from the market. For fiscal 2010, the Company’s annual sales for such unapproved products were approximately $14,000.

In October 2007, the FDA convened a joint meeting of the Pediatric and Nonprescription Drugs Advisory committees to discuss the safety and efficacy of OTC cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. On October 8, 2008, the FDA issued a statement supporting the voluntary action of the Consumer Healthcare Product Association (CHPA), of which the Company is a member, to modify product labels for consumers of OTC cough and cold medicines to state “do not use” in children under four years of age. FDA has not yet completed its review of information about the efficacy of OTC cough and cold medicines in children two years of age and older. Sales of the Company’s pediatric cough and cold products could be adversely affected by recommendations resulting from this review.

The Company’s activities with respect to its infant formula products also may be subject to barriers or sanctions imposed by countries or international organizations limiting international trade and dictating the specific content of infant formula products. In addition, regulatory changes or decisions that restrict the manufacture, labeling and availability of the Company’s infant formula products could affect the Company’s results of operations. For example, certain governmental agencies, non-governmental organizations and consumer advocates have lobbied against the marketing and sale of some infant formula products. These efforts could result in increased regulatory restrictions or enforcement. A 2008 melamine incident in China has resulted in increased global scrutiny of the infant formula industry, which may result in increased costs and may reduce the Company’s margins and profitability. The U.S. government will likely continue to enhance its regulations on the industry aimed to ensure the safety and quality of dairy products, including, but not limited to, compulsory batch-by-batch inspection and testing for additional safety and quality issues. Such inspections and testing may increase the Company’s operating costs related to its infant formula products.

The Company manufactures products that are safe and effective when used in accordance with label directions; however, certain products contain ingredients that can be used for improper purposes. Additional legislation or regulation may be enacted to mitigate improper uses of these ingredients, which could have an adverse impact on the Company’s sales of such products and resulting income.

Acetaminophen – The Company manufactures several products that contain the active ingredient acetaminophen, which is indicated as an analgesic. In June 2009, the FDA held a public advisory committee meeting to discuss how to address the potential for liver injury related to the risk of overdose of acetaminophen in both OTC and Rx products. The FDA expressly stated that the risk of developing liver injury to the individual patient who uses the drug according to directions is extremely low and that it is not seeking to remove acetaminophen from the market. However, due to the extensive use of acetaminophen-containing products, the FDA sought guidance from several advisory committees regarding measures to reduce the potential for liver injury associated with acetaminophen use. Measures discussed include, but were not limited to, reducing the maximum single-dose and daily-dose, reducing packaging sizes, and increasing consumer educational efforts regarding such products. The FDA is reviewing the input it received from the advisory committees and additional comments submitted through the docket. In fiscal 2010, products containing acetaminophen generated revenues of approximately $122,000 for the Company. The Company cannot predict whether the FDA will adopt any recommendations of the advisory committees regarding the sale and use of acetaminophen or whether any such recommendations, if adopted by the FDA, would impact future revenues attributable to these products.

Pseudoephedrine – The Company produces a number of products that contain the active ingredient pseudoephedrine (PSE), which is indicated as a nasal decongestant. PSE has been under scrutiny as an ingredient illegally used to produce methamphetamine. To address this concern, legislation has been enacted at the federal level over the past few years to place restrictions on the sales of PSE products (i.e., Combat Methamphetamine Epidemic Act) and authorizing the DEA to place quotas on the amounts of PSE raw material that can be procured (i.e., the Controlled Substances Act). At the state level, a number of states have introduced or passed legislation placing additional restrictions on the sale of PSE products. In addition, the states of Oregon and Mississippi have moved PSE products to prescription (Rx) status; at least one other city (Washington, Missouri) has passed similar legislation and a few other states have considered moving PSE products to Rx status. Sales of PSE products by the Company in fiscal year 2010 were approximately $30,000. Sales of PSE products could be adversely affected by action at the state or federal level to place additional restrictions on the sale of PSE products.

Phenylephrine – The Nonprescription Drug Advisory Committee met in December 2007 to discuss the efficacy of phenylephrine, an active ingredient used in various cough and cold products as a nasal decongestant. The advisory committee vote recommended that available data “is supportive” of the efficacy of phenylephrine at 10 milligrams. In addition, the advisory committee recommended additional evidence to support the efficacy of a 10 milligram dose of phenylephrine. The recommendations by the advisory committee are not binding on the FDA. It is not known at this time what, if any, further action the FDA or industry will take in response to recommendations of the advisory committee. In fiscal 2010, products containing phenylephrine generated revenues of approximately $67,000. Certain actions by the FDA, such as mandating label and packaging changes, could have an adverse effect on the operating results of the Company.

Dextromethorphan – The Company manufactures several products that contain the active ingredient dextromethorphan, which is indicated for cough suppression. Dextromethorphan has come under scrutiny because of its potential to be abused. Some states have introduced legislation that, if passed, could require restricted access to dextromethorphan in finished dosage forms. Such legislation placing age restrictions on the purchase of OTC products containing dextromethorphan was passed at the local level by Suffolk County, New York, Westchester County, New York and by the City of Jerseyville, Illinois. At least one state has passed legislation restricting the bulk sale of dextromethorphan.

In March 2009, the Dextromethorphan Abuse Reduction Act of 2009 (H.R. 1259) was approved by the U.S. House of Representatives. This legislation, if enacted, would generally prohibit the bulk sale of dextromethorphan. A similar bill (S.1383) was introduced by Senators Durbin and Grassley that would also impose a federal age limit of 18 years old in order to purchase finished products containing dextromethorphan. It is possible that any of the states or the federal government could introduce and pass legislation imposing additional or different restrictions on the sale of dextromethorphan in finished dosage form, such as requiring a minimum age to purchase product. In fiscal 2010, products containing dextromethorphan generated revenues of approximately $81,000. The Company cannot predict whether any of the proposed legislation will be passed or, if it is passed, its impact on future revenues attributable to these products.

The FDA scheduled a meeting of the Drug Safety and Risk Management Advisory Committee for September 14, 2010 to discuss the potential abuse of the drug dextromethorphan and the public health benefits and risks of dextromethorphan use as a cough suppressant in prescription and nonprescription drug products. It is possible that the FDA could recommend dextromethorphan containing products be considered a scheduled substance, which would remove their status as an OTC product. The Company cannot predict the outcome of this meeting and any adverse impact it may have on the Company’s results of operations.

The Company’s products are safe and effective when used in accordance with label directions. However, certain products contain ingredients that can be, and in some cases are, used for improper purposes. As previously discussed, pseudoephedrine and dextromethorphan are two of these ingredients, but others may exist. Increasingly, various efforts are employed by federal and state governments in an effort to curb this misuse, including the consideration of additional legislation or regulation that may result in further restrictive requirements for the manufacture or sale of products containing these ingredients. The Company cannot predict if or when any additional legislation or regulation will be passed and any adverse impact it may have on the Company’s results of operations.

Unfavorable publicity or consumer perception of the Company’s products and any similar products distributed by other companies could have a material adverse impact on the Company’s business.

The Company is dependent upon consumers’ perception of the safety and quality of its products. Negative consumer perception may arise from media reports, product liability claims, regulatory investigations or recalls, regardless of whether such media reports, claims, investigations or recalls involve the Company or its products. The mere publication of information asserting defects in products or ingredients could have a material adverse effect on the Company, regardless of whether such information is scientifically supported or concerns the Company’s products or the raw materials used in the Company’s products. For example, any major outbreak of any illness or disease in cows could lead to a serious loss of consumer confidence in, and demand for, dairy products, including the Company’s infant formula products. Adverse publicity about these types of concerns, whether valid or not, may negatively impact consumer perceptions and discourage consumers from buying one or more of the Company’s products, such that the Company’s sales may decline and the Company may suffer losses in its business.

The Company may incur liabilities or experience negative reputational effects as a result of any real or perceived quality issues with the Company’s products. The Company’s products involve risks such as product contamination, spoilage, mislabeling and tampering that could require the Company to recall one or more of its products. Serious product quality concerns could also result in governmental actions against the Company that, among other things, could result in the suspension of production or distribution of the Company’s products, product seizures, loss of certain licenses, delays in the issuance of governmental approvals for new products or other governmental penalties. Adverse publicity or negative public perception regarding the quality of the Company’s products, particular ingredients, or the industries in which the Company competes could result in a substantial decrease in demand for the Company’s products.

The Company cannot guarantee that counterfeiting, imitation, or other tampering with its products will not occur or that the Company will be able to detect and resolve it if it happens. Any occurrence of counterfeiting or contamination could negatively impact sales of the Company’s products, particularly if counterfeit or imitation products cause death or injury to consumers of those products.

Additionally, powdered infant formula products are not sterile. A substantial portion of the Company’s infant formula products must be prepared and maintained according to label instruction to retain their flavor and nutritional value and avoid contamination or deterioration. Depending on the product, a risk of contamination or deterioration may exist at each stage of the production cycle, including the purchase and delivery of raw materials, the processing and packaging of food products, and the use and handling by consumers, hospital personnel and health care professionals. In the event that certain of the Company’s infant formula products are found or alleged to have suffered contamination or deterioration, whether or not such products are under the Company’s control, the Company’s reputation and its infant formula product category could be materially adversely affected.

The Company’s infant formula product category is subject to changing consumer preferences and health and nutritional-related concerns. The Company’s results of operations depend, in part, on consumer preferences and choices, including the number of mothers who choose to use infant formula products rather than breastfeed their babies. To the extent that private, public and government sources may promote the benefits of breastfeeding over the use of infant formula, there could be a reduced demand for infant formula products, and the Company’s infant formula products business could be adversely affected. The Company’s infant formula product category may also be affected by medical research relating to the healthfulness of cow’s milk in the human diet. For example, adverse research may raise concerns about the fat, cholesterol, calorie, sodium and lactose content or contamination of dairy products, including infant formula. Any significant shift in consumer preference away from the use of infant formula may materially and adversely affect the results of operations of the Company’s infant formula product category. Additionally, the Company’s infant formula product category could be adversely impacted by an increase in the number of families that are provided with infant formula by the federal government through the WIC program, as the Company does not participate in this program.

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

Federal and state health care reform may have an adverse effect on the Company’s financial condition and results of operations.

Increasing expenditures for health care have been the subject of considerable public attention in North America, Israel and many European countries. Both private and governmental entities are seeking ways to reduce or contain health care costs. In many countries in which the Company currently operates, pharmaceutical prices are subject to regulation. In the U.S., numerous proposals that would effect changes in the U.S. health care system and the pharmaceutical industry have been introduced or proposed in Congress and in some state legislatures that could include, but not be limited to, intellectual property, regulatory, antitrust, drug pricing and product liability issues. Similar activities are taking place throughout Europe. As a result of governmental budgetary constraints, the Israel Ministry of Health and the major Israeli health funds have sought to further reduce healthcare costs by, among other things, applying continuous pressure to reduce pharmaceutical prices and inventory levels. The Company cannot predict the nature of the measures that may be adopted, how they will be interpreted by the courts or the administrative agencies charged with enforcing them or their impact on the marketing, pricing and demand for its products.

Federal law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available to the states for the manufacturer’s drugs under Medicaid and Medicare Part B, must enter into a rebate agreement to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under a fee-for-service arrangement. The CMS is responsible for administering the Medicaid rebate agreements between the federal government and pharmaceutical manufacturers. Pursuant to recently enacted health reform legislation, rebates now also will be due on the utilization of Medicaid managed care organizations, effective March 23, 2010.

The Company has a Medicaid rebate agreement in effect with the federal government. Federal and/or state governments have and are expected to continue to enact measures aimed at reducing the cost of drugs to such governmental payers as well as the public, including the enactment in December 2003 of Medicare legislation that expanded the scope of Medicare coverage to include outpatient drugs (Part D), starting in January 2006, as well as recently enacted health reform legislation. Management cannot predict the nature of such measures or their impact on the Company’s profitability. Various states have in recent years also adopted supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates on Medicaid utilization over and above those required under a manufacturer’s federal Medicaid agreement. States also have created drug coverage and corresponding manufacturer rebate programs for non-Medicaid populations, known as state pharmaceutical assistance programs. These rebate programs are generally designed to mimic the federal drug rebate program in terms of how the manufacturer rebates are calculated. Although there are a number of supplemental and state pharmacy assistance rebate programs, for the Company they are insignificant in the aggregate compared to quarterly Medicaid drug rebate obligations.

In July 2007, CMS issued a final rule for the calculation of the AMP, which pharmaceutical companies are required to report to CMS. CMS intends to use this calculation to help determine reimbursements to pharmacies that dispense medicines to Medicaid beneficiaries. Prior to the enactment of this legal requirement, CMS typically used the AWP or WAC in the calculation of federal upper limits. The rule also rejected requests to postpone the public availability of AMP data. In mid-December 2007, a preliminary injunction was granted, resulting in postponement of the actual implementation of the rule. As of August 12, 2010, the relevant court case is still pending and the injunction remains in place, resulting in a continual postponement of the implementation of these requirements. Effective the fourth quarter of calendar 2010, the federal upper limit will be calculated using a weighted average AMP, based on and only where at least three pharmaceutically and therapeutically equivalent multiple source drugs are available for purchase by retail community pharmacies on a nationwide basis. The definition of AMP also will change effective the fourth quarter of calendar 2020, which may affect the Medicaid rebate amount, as well as the amount of the calculated federal upper limits. In addition, this legislation will change the publicly available AMP data to include only weighted average monthly AMPs as well as average retail survey prices determined by the Medicaid program or a vendor retained by the Secretary. The Company does not know how the new methodology for calculating federal upper limits, once implemented, will affect the Company’s pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. The Company cannot predict how the sharing of weighted average monthly AMP data and retail survey prices may impact competition in the marketplace.

On November 7, 2009, the House of Representatives passed the “Affordable Health Care for America Act” (H.R. 3962), originally introduced on July 14, 2009, by Rep. Dingell as “America’s Affordable Health Choices Act” (H.R. 3200). This legislation eliminates the ability of American families to use funds from flexible spending accounts (FSAs) to purchase OTC medicines. The Company cannot predict how the elimination of allowing families to use FSAs to purchase OTC medicines will affect the market for OTC products.

If the Company cannot continue to rapidly develop, manufacture and market innovative products that meet customer requirements for performance, safety and cost effectiveness, it may lose market share and its revenues may suffer.

The Company’s future results of operations depend, to a significant degree, upon its ability to successfully commercialize additional OTC and generic prescription drugs and/or innovative pharmaceuticals, infant formulas and API. The Company develops, tests and manufactures OTC drugs and generic prescription products. All pharmaceutical products must meet regulatory standards and/or receive regulatory approvals. The Company must prove that the OTC ANDA and generic prescription products are bioequivalent to their branded counterparts, which typically requires bioequivalency studies or even more extensive clinical trials in the case of topical products. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, may be the subject of intellectual property challenges, necessary regulatory approvals may not be obtained in a timely manner, if at all, and the Company may not be able to successfully and profitably produce and market such products. Delays in any part of the process or the Company’s inability to obtain regulatory approval of its products (including products developed by others to which the Company has exclusive marketing rights) could adversely affect operating results by restricting or delaying its introduction of new products. Even upon the successful development of a product, the Company’s customer’s failure to launch a product could adversely affect operating results. The FDA could impose higher standards and additional requirements, such as requiring more supporting data and clinical data than previously required, in order to gain FDA clearance to launch new formulations in to the market. Continuous introductions of new products and product categories are critical to the Company’s business. Product margins may decline over time due to the products’ aging life cycles, changes in consumer choice or developments in drug delivery technology. Therefore, new product introductions are necessary for maintenance of the Company’s current financial condition, and if the Company fails to introduce and market new products, the effect on its financial results could be materially adverse.

The Company’s investment in research and development is expected to remain at or slightly above recent levels in dollar terms and relatively flat as a percentage of sales due to the Company’s ongoing broadening of its OTC ANDA, topical generic prescription and specialty API product portfolio, as well as several opportunities for new products that are switching from prescription to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party innovator in order to generate new products of this type is a critical element of the Company’s long-term plans. Should the Company fail to attract qualified employees, successfully develop products in a timely manner, or enter into reasonable agreements with third parties, long-term sales growth and profit would be adversely impacted.

The price of shares of Company common stock is volatile and, therefore, investors cannot rely on historical trends to predict future stock prices.

The market price of the Company’s common stock has been, and could be, subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, adverse circumstances affecting the introduction or market acceptance of new products, product recalls, failure to meet published estimates of or changes in earnings estimates and stock ratings by securities analysts, announcements of new products or enhancements by competitors, receipt of regulatory approvals by competitors, sales of common stock by existing holders, loss of key personnel, market conditions in the industry, shortages of key product inventory components and general economic conditions.

The Company’s quarterly results are impacted by a number of factors, some of which are beyond the control of management, that may result in significant quarter-to-quarter fluctuations in operating results.

The Company’s quarterly operating results depend on a variety of factors including, but not limited to, the severity, length and timing of the cough/cold/flu season, the timing of new product approvals and introductions by the Company and its competitors, price competition, the magnitude and timing of research and development investments, changes in the levels of inventories maintained by the Company’s customers and the timing of retailer promotional programs. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations in its operating results.

The competitive pressures the Company faces could lead to reduced demand for its products in favor of its competitors’ products, which could negatively impact its sales, gross margin, and prospects.

The markets for OTC pharmaceutical, nutritional, generic pharmaceutical and API products are highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. Competition also comes from national brand companies and branded pharmaceutical companies. That competition could be intensified should those companies lower prices or manufacture their own store brand or generic equivalent products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of store brand competitors and the impact of national brand companies lowering prices of their products or operating in the store brand market could have a material adverse impact on financial results. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company’s financial position or results of operations.

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

The Company’s success is dependent, in large part, on continued store brand growth, which is influenced by factors outside management’s control. There can be no assurance that store brand products will continue to grow and failure to achieve continued growth may adversely impact the Company’s sales and resulting financial condition.

The future growth of domestic store brand products will be influenced, in part, by general economic conditions, which can influence consumers to switch to and from store brand products, consumer perception and acceptance of the quality of the products available, the development of new products and/or product delivery forms, the market exclusivity periods awarded on Rx to OTC switch products and the ongoing or growing strength of the retailers’ brands in the market. The Company does not advertise like the national brand companies and thus is largely dependent on retailer promotional activities to drive sales volume and increase market share. Growth opportunities for the products in which the Company currently has a significant store brand market share (cough/cold/flu/allergy, analgesic, smoking cessation and gastrointestinal products) will be driven by the ability to offer new products to existing domestic customers. Branded pharmaceutical companies may use state and federal regulatory and legislative means to limit the availability of brand equivalent products. Should store brand growth be limited by any of these factors, there could be a significant adverse impact on the operating results of the Company.

Lack of availability of, or significant increases in the cost of, raw materials used in manufacturing the Company’s products could adversely impact its profit margins and operating results.

Affordable high quality raw materials and packaging components are essential to all of the Company’s business units due to the nature of the products the Company manufactures. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, bulk tablets and finished goods purchased by the Company are limited, or are available from one or only a few suppliers. In these situations, increased prices, rationing and shortages can occur. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials, bulk tablets and finished goods. The nature of FDA restrictions placed on products approved through the ANDA or NDA process could substantially lengthen the approval process for an alternate material source. Certain material shortages and approval of alternate sources could adversely affect financial results. The rapid increase in cost of many raw materials from inflationary forces, such as increased energy costs, and the Company’s ability or inability to pass on these increases to its customers, could have a material impact on the Company’s financial results.

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

In addition, raw materials purchased from third parties, including those from foreign countries, may contain counterfeit ingredients or other adulterants. The Company maintains a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify counterfeit ingredients, adulterants and toxic substances. Nevertheless, discovery of previously unknown problems with the raw materials or product manufacturing processes or new data suggesting an unacceptable safety risk associated therewith, could result in a voluntary or mandatory withdrawal of the contaminated product from the marketplace, either temporarily or permanently. Any future recall or removal would result in additional costs to the Company, and may give rise to product liability litigation, either of which could have a material adverse effect on the operating results of the Company.

The Company’s infant formula products require certain key raw ingredients that are derived from raw milk, such as skim milk powder, whey protein powder and lactose. The Company’s supply of raw milk may be limited by the ability of individual dairy farmers and cooperatives to provide raw milk in the amount and quality to meet the needs of the Company’s infant formula product category. Raw milk production is influenced by factors beyond the Company’s control, including: (1) seasonal factors, such as dairy cows producing more milk in temperate weather than hot or cold weather, and extended unseasonably hot or cold weather potentially leading to lower than expected supplies; (2) environmental factors, such as the volume and quality of milk produced by dairy cows being linked closely to the quality of nourishment provided by the surrounding environment; and (3) governmental agricultural and environmental policy, such as government grants, subsidies, land provisions, technical assistance, and other agricultural and environmental policies having a direct effect on the viability of individual dairy farmers and dairy farmer cooperatives and the number of dairy cows and quantities of milk they are able to produce. The Company cannot guarantee that there will be sufficient supplies of these key ingredients derived from raw milk. Any disruption in the supply of these key ingredients derived from raw milk could adversely and materially impact the Company’s infant formula product category.

The Company’s products, and the raw materials used to make those products, generally have limited shelf lives. The Company’s inventory levels are based, in part, on expectations regarding future sales. The Company may experience build-ups in inventory if sales slow. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products, thereby increasing the risk of inventory spoilage and corresponding inventory write-downs and write-offs, which may materially and adversely affect the Company’s results of operations. Additionally, the FDA is beginning to scrutinize claims on infant formula labels. Labeling changes required for regulatory compliance could render packaging inventories obsolete.

The costs, both financially and in regard to management attention, of combating legal proceedings could have an adverse impact on the Company’s business, financial condition and results of operations.

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

The Company may also be subject to liability if its products violate or are alleged to violate applicable laws or regulations in the jurisdictions where such products are distributed or in the event that its products cause or are alleged to cause injury, illness, or death. The successful assertion of product liability claims against the Company could result in potentially significant monetary damages and diversion of management resources, and require the Company to make significant payments and incur substantial legal expenses. Even if a product liability or consumer fraud claim is unsuccessful, not merited, or not fully pursued, the Company may still incur substantial legal expenses defending against such a claim, and the Company’s reputation may suffer.

Changes in tax laws or income tax rates could have a material adverse effect on the Company’s results of operations and the ability to utilize cash in tax efficient manner.

Income tax rate changes by governments and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates for future years. Entry into new tax jurisdictions, whether domestic or international, increases the likelihood of fluctuation. The mix of income between tax jurisdictions in any given quarter can also significantly change the effective tax rate across quarters and years. Also, changes in tax laws could have a material adverse effect on the Company’s ability to utilize cash in a tax efficient manner. In addition, the Company has benefited or currently benefits from a variety of government programs and tax benefits that generally carry conditions that the Company must meet in order to be eligible to obtain such benefits. If the Company fails to meet the conditions upon which certain favorable tax treatment is based, the Company would not be able to claim future tax benefits and could be required to refund tax benefits already received.

Because the Company depends upon Wal-Mart for a significant portion of its sales, the Company’s sales and income would be adversely affected by an disruption of its relationship with Wal-Mart or any material adverse change in Wal-Mart’s business.

Sales to the Company’s largest customer, Wal-Mart, comprised approximately 23% of fiscal 2010 net sales. Should Wal-Mart’s current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company’s financial position and results of operations. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. If the Company’s relationship with one or more of these other customers changes significantly, it could have a material adverse impact on the Company’s financial position and results of operations.

Changes in supply relationships with the Company’s customers, such as alternate sources for products, withholding new product introductions and/or development of customer store brand programs, could have a material adverse impact on the Company’s financial position and results of operations.

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

Retailer consolidation can increase the Company’s credit risk, which may adversely affect the Company’s financial position or results of operations.

Retailer consolidation continues to inherently increase the size of the Company’s customers. If a large customer should encounter financial difficulties, the Company’s exposure with respect to uncollectible receivables and unusable inventory, as well as the potential loss of future sales, could result in a material adverse impact on the Company’s financial position or results of operations.

Conditions in Israel affect the Company’s operations and may limit its ability to produce and sell its products.

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

Escalations of hostilities have disruptive effects on Israel’s economy, and any international economic sanctions against Israel could further harm Israel’s economy. These economic developments could have an adverse effect on the Company’s Israel Pharmaceutical and Diagnostic Products business.

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

Some neighboring countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. The Company is also precluded from marketing its products to certain of these countries due to U.S. and Israeli regulatory restrictions. Because an immaterial amount of the Company’s revenue is currently derived from sales to these countries, the Company believes that the boycott has not had a material adverse effect on its current operations. However, continuation or extension of the boycott or implementation of additional restrictive laws, policies or practices directed towards Israel or Israeli businesses could have an adverse impact on the expansion of the Company’s business.

The current economic conditions may adversely impact the Company’s liquidity and financial condition.

The economies of the United States and the other countries in which the Company produces and markets its products continue to be affected by the economic conditions that began with the financial and credit liquidity crisis in late 2008. Although economic conditions have stabilized somewhat following the widespread contraction of the economy in late 2008 and 2009, there continues to be significant uncertainty regarding the timeline for economic recovery and concerns about the systemic impact of the current global economic environment. Furthermore, energy costs, geopolitical issues, the availability and cost of credit, and the depressed state of global real estate markets have contributed to increased market volatility. Continued market volatility could adversely affect the Company’s stock price, liquidity and overall financial condition.

The Company’s customers and suppliers may be adversely affected by a worsening of the current economic conditions. Although the Company actively reviews the credit worthiness of its customers and suppliers, the Company cannot fully predict to what extent its customers and suppliers may be negatively impacted and thus to what extent the Company’s operations would be affected.

The Company invests cash and cash equivalents primarily in demand deposits and other short-term instruments with maturities of three months or less at the date of purchase. Since the advent of the global financial crisis in the first calendar quarter of 2008, the Company has maintained a balance between objectives of safety of principal, liquidity and return by investing primarily in U.S., federal, state and local government obligations, direct obligations of local sovereign governments and in bank obligations of the Company’s credit banks meeting a minimum third party credit rating standard. The value of the Company’s assets, including securities held for investment, may be adversely affected by a worsening of the current economic conditions.

Although the Company’s lenders have made commitments to make funds available to the Company in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting these lenders’ credit ratings or capital ratios), the Company’s lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities. In addition, if the Company determines that it is appropriate or necessary to raise capital in the future, the cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable. If the Company is unable to use its existing credit facilities or raise funds through debt or equity markets, the Company’s liquidity or ability to follow its key growth strategies could be materially and adversely affected.

Additionally, decreases in personal incomes may have caused consumers to look for and purchase lesser priced products, such as generic store brand products manufactured by the Company, as an alternative to higher priced brand-name products. To the extent that this trend has occurred, the Company’s sales could be negatively affected if economic conditions improve and if consumers were to then return to purchasing higher-priced brand-name products.

Although the Company only enters into business acquisitions and divestitures that it expects will result in benefits to the Company, the Company may not realize those benefits because of integration and other challenges.

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

With regards to the PBM acquisition in April 2010, the Company expects to achieve certain cost savings and synergies from the PBM acquisition when the two companies have fully integrated their portfolios. The realization of certain benefits anticipated as a result of the PBM acquisition, however, will depend in part on the integration of PBM’s business portfolio with the Company’s business portfolio. There can be no assurance that PBM’s business can be operated profitably or integrated successfully into the Company’s operations in a timely fashion, or at all. The dedication of management resources to such integration may detract attention from the Company’s day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transition process or other material adverse effects as a result of these integration efforts.

The Company also evaluates the performance of all operating business units against a “return on invested capital” (ROIC) threshold. Underperforming assets typically have a specific period to improve performance before other strategic alternatives are considered. The Company’s inability to successfully divest or sell assets in a timely manner could have a negative effect on its operations. In addition, the process of divestitures could cause strains on the ongoing operations of the Company.

Third party patents and other intellectual property rights may limit the Company’s ability to bring new products to market and may subject the Company to potential legal liability. The failure to bring new products to market in a timely manner without incurring legal liability could cause the Company to lose market share and its operating results may suffer.

The Company’s ability to bring new products to market is limited by certain patent, trademark and trade dress factors including, but not limited to, the existence of patents protecting brand products for the Consumer Healthcare, Rx Pharmaceuticals and API segments and the regulatory exclusivity periods awarded on products. The cost and time to develop these prescription and switch products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. The Company may have to defend against charges that it violated patents or proprietary rights of third parties. The Company’s defense against charges that it infringed third party patents or proprietary rights could require the Company to incur substantial expense and to divert significant effort of its technical and management personnel. If the Company is found to have infringed on the rights of others, it could lose its right to develop or manufacture some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.

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

At times, the Company may seek approval to market ANDA products before the expiration of patents for those products, based upon its belief that such patents are invalid, unenforceable or would not be infringed by its products. As a result, the Company may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, the Company may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision or while an appeal of a lower court decision is pending. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in an “at risk” launch can be substantial because, if a patent holder ultimately prevails, the remedies available to such holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits the Company makes from selling the generic version of the product. By electing to proceed in this manner, the Company could face substantial damages if the final court decision is adverse to the Company. In the case where a patent holder is able to prove that the Company’s infringement was “willful” or “exceptional”, the definition of which is subjective, the patent holder may be awarded up to three times the amount of its actual damages. Though the Company has participated in “at risk” launches in the past, it is currently not marketing any products subject to an “at risk” launch.

The government programs in Israel in which the Company participates and the tax benefits the Company receives require the Company to meet several conditions and may be terminated or reduced in the future, which would increase the Company’s costs and tax expenses.

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

A significant disruption at any of the Company’s main manufacturing facilities could materially and adversely affect the Company’s business, financial position and results of operations.

The Company’s U.S. operations are concentrated in Michigan, South Carolina, New York, Vermont, Ohio and Florida. Approximately 67% of the Company’s revenues are related to these manufacturing facilities. The Company has concentrated manufacturing facilities in Israel, which comprise approximately 7% of the Company’s revenues. A significant disruption resulting from, but not limited to, fire, tornado, storm, flood, cyber attacks, material supply, insufficient quality, or pandemic at any of the Company’s facilities could impair its ability to develop, produce and/or ship products on a timely basis, which could have a material adverse effect on the Company’s business, financial position and operating results.

The success of certain of the Company’s products depends on the effectiveness of its patents and other measures it takes to protect its intellectual property rights.

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

A substantial portion of the sources of raw materials and an increasing volume of sales of the Company are outside the United States. Additional legislation or regulation concerning importing/exporting may be enacted, which could have an adverse impact on the Company’s net sales of such products and resulting income.

The Company imports and exports products and raw materials from/to several jurisdictions around the world. This process involves Company subsidiaries and third parties operating in a number of jurisdictions with different customs and import/export regulations. The regulations are subject to change from time to time and the Company cannot predict the nature, scope or impact of these changes upon the Company’s operations. The Company is subject to periodic reviews and audits by U.S. and foreign authorities responsible for administering these regulations. To the extent that the Company is unable to successfully defend itself against an audit or review, the Company may be required to pay assessments, penalties and increased duties, which may, individually or in the aggregate, negatively impact the Company’s gross margins and operating results. Certain of the Company’s facilities operate in a special purpose subzone established by the U.S. Department of Commerce Foreign Trade Zone Board, which allows the Company certain tax advantages on products and raw materials shipped through these facilities. If the U.S. Department of Commerce Foreign Trade Zone Board were to revoke the subzone designation or limit its use by the Company, the Company could be subject to increased duties, which may negatively impact the Company’s gross margins and operating results.

Conducting business in international markets involves risks and uncertainties such as foreign exchange rate exposure and social, political and economic instability that could lead to increased prices for raw materials, reduced international sales and reduced profitability associated with such sales, which could reduce the Company’s net sales and income.

The Company sources certain key raw materials from foreign suppliers in countries that include, but are not limited to, Australia, Canada, China, Denmark, Germany, India and Mexico. The Company continues to increase its revenues outside the U.S. The Company’s primary markets for the sale of its products outside the U.S. are Canada, Germany, Israel, Mexico, the U.K. and Australia. The Company may have difficulty in international markets due, for example, to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural bases and political systems. Violence and crime in Mexico could adversely affect the Company’s manufacturing activities and ability to recruit and retain employees there. Sales to customers outside the U.S. and foreign raw material purchases expose the Company to a number of risks, including unexpected changes in regulatory requirements, possible difficulties in enforcing agreements, longer payment cycles, longer shipping lead-times, inefficient port operations, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic or political instability, embargoes, military hostilities or exchange controls. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

The Company is dependent on the services of certain key executive and scientific employees. The failure to attract and retain such employees may have a material adverse impact on the Company’s results of operations.

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

Changes in estimates regarding fair value of goodwill or intangible assets may result in an adverse impact on the Company’s results of operations.

The Company tests goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company’s testing in the 2010 fiscal year resulted in no impairment charges related to goodwill and indefinite-lived intangible assets.

Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-competition agreements and trade names and trademarks. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. See Note 7 of the Notes to Consolidated Financial Statements for further information regarding impairment of intangible assets.

To protect itself against various potential liabilities, the Company maintains a variety of insurance programs. Significant increases in the cost or decreases in the availability of such insurance could adversely impact the Company’s financial condition.

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

The Company’s business is capital intensive and there can be no assurance that financial capital will always be available on favorable terms or at all. In some instances, the Company may determine to issue additional shares of capital stock in order to meet its capital needs, which would dilute existing shareholders.

The Company maintains a broad product line to function as a primary supplier for its customers. Capital investments are driven by growth, technological advancements, cost improvement and the need for manufacturing flexibility. Estimation of future capital expenditures could vary materially due to the uncertainty of these factors. If the Company fails to stay current with the latest manufacturing, information and packaging technology, it may be unable to competitively support the launch of new product introductions.

The Company anticipates that cash, cash equivalents, investment securities, cash flows from operations and borrowings under its credit facilities will substantially fund working capital and capital expenditures. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits has been positively influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities. The Company’s current capital structure, results of operations and cash flow needs could be materially impacted by acquisitions.

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

The Company has various maturity dates associated with its credit facilities, senior notes and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of its indebtedness. Further, there is no assurance that future refinancings or renegotiations of the Company’s senior credit facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms.

If the Company decides to seek additional capital through the issuance of additional shares of common stock, existing shareholders may be diluted.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following is a list of the primary facilities owned or leased by the Company and the segment(s) that are generally supported by the facility as of August 9, 2010:

Location	No. of Facilities	Approx. Square Footage		Segments
		Owned	Leased
Michigan	23	2,060,000	460,000	Consumer Healthcare, Rx Pharmaceuticals
New York	3	-	267,000	Consumer Healthcare, Rx Pharmaceuticals
South Carolina	3	200,000	260,000	Consumer Healthcare
Arkansas	1	-	2,000	Consumer Healthcare
Ohio	1	95,000	-	Consumer Healthcare
Vermont	3	220,000	76,400	Consumer Healthcare
Florida	2	-	118,000	Consumer Healthcare
Virginia	12	-	45,000	Consumer Healthcare
Barnsley, U.K.	1	-	100,000	Consumer Healthcare
Braunton, U.K.	1	230,000	-	Consumer Healthcare
Ramos Arizpe, Mexico	4	198,000	30,000	Consumer Healthcare
Guadalajara Jalisco, Mexico	4	83,000	70,000	Consumer Healthcare
Colonia Chapultepec Morales, Mexico	1	-	1,300	Consumer Healthcare
Shanghai, China	2	-	5,000	Consumer Healthcare
Guangzhou, China	2	-	1,000	Consumer Healthcare
Balcatta, Western Australia	1	28,000	-	Consumer Healthcare
Castle Hill, New South Wales	1	-	5,000	Consumer Healthcare
Maharashtra, India	2	240,000	1,500	API
Yeruham, Israel	2	310,000	-	Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic Products(1), API
B’nei-Brak, Israel	7	-	138,000	Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic Products(1), API
Ramat Hovav, Israel	1	750,000	-	API

(1)	Represents operating segment in Other category.

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

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner (“Warner”) filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including the President and Chief Executive Officer, Joseph Papa, and the Chief Financial Officer, Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value (the ARS), had been purchased from Lehman Brothers Holdings, Inc. (Lehman). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman’s bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees.

On June 15, 2009, the Court endorsed a stipulation appointing several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee, namely Laurie Brlas, Gary Kunkle and Ben-Zion Zilberfarb. The amended complaint asserts the same statutory claims and contains the same class action allegations as the original proceeding. The amended complaint alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had sold the ARS to the Company and had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleges that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. The motion to dismiss was fully briefed and submitted to the Court on December 14, 2009. During the pendency of the dismissal motion, discovery is stayed. The Company believes that the law suit is without merit and intends to defend the case vigorously.

On June 2, 2009, a purported shareholder of the Company named Bill Drinkwine filed a purported shareholder derivative complaint in the Circuit Court of Allegan County, Michigan against a number of officers and directors of the Company, including certain of the officers and directors named as defendants in the federal securities suit described above, as well as others. Like the federal securities suit, the state court complaint alleges that the Company misled investors by failing to disclose, prior to February 3, 2009, that the ARS had been purchased from Lehman and allegedly “became worthless” when Lehman filed for bankruptcy. The complaint asserts that the officer and director defendants violated their fiduciary duties to the Company by selling shares of their personally-held Perrigo stock during the five-month period between Lehman’s bankruptcy filing and the Company’s February 3, 2009 disclosure of the write-down of the value of the ARS. The complaint seeks to “recover” for Perrigo the proceeds received by the officer and director defendants from such stock sales.

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company’s Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors (as defined by the Michigan Business Corporation Act) to investigate Mr. Drinkwine’s allegations. The committee retained independent counsel to assist it in that investigation. The committee and its counsel conducted an extensive investigation and concluded that Mr. Drinkwine’s allegations are entirely without merit and, consequently, that it would not be in Perrigo’s best interests for the suit to go forward. Based on the findings of that investigation, on August 24, 2009, the Company filed a motion to dismiss the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding. The individual defendants joined in Perrigo’s motion to dismiss. The dismissal motion has been fully briefed and the Court held a hearing on the motion on June 28, 2010.

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72,500, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

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

Item 4.	Reserved.

Additional Item. Executive Officers of the Registrant.

The executive officers of the Company and their ages and positions as of August 9, 2010 were:

Name	Age	Position
Judy L. Brown	42	Executive Vice President and Chief Financial Officer
Thomas M. Farrington	53	Senior Vice President and Chief Information Officer
John T. Hendrickson	47	Executive Vice President, Global Operations and Supply Chain
Todd W. Kingma	50	Executive Vice President, General Counsel and Secretary
Sharon Kochan	42	Executive Vice President, U.S. Generics
Refael Lebel	53	Executive Vice President and President, Perrigo Israel
Paul B. Manning	54	Executive Vice President, General Manager of PBM
Jeffrey R. Needham	54	Executive Vice President, General Manager Consumer Healthcare
Joseph C. Papa	54	Chairman, President and Chief Executive Officer
Jatin Shah, Ph.D.	57	Senior Vice President and Chief Scientific Officer
Michael R. Stewart	58	Senior Vice President, Global Human Resources
Louis W. Yu, Ph.D.	60	Senior Vice President, Global Quality and Compliance

Ms. Brown was named Executive Vice President and Chief Financial Officer in July 2006. She served as Vice President and Corporate Controller from September 2004 to July 2006. Previously, Ms. Brown held various senior positions in finance and operations at Whirlpool Corporation from 1998 to August 2004.

Mr. Farrington was named Senior Vice President and Chief Information Officer in October 2006. He formerly served as Chief Information Officer for F. Dohmen Co. in addition to serving as a division President for JASCORP LLC from March 2003 to October 2006. Prior to that position, Mr. Farrington held various senior positions in information technology and finance at Dell, Inc. from 1999 to 2003.

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

Mr. Manning was named Executive Vice President, General Manager of PBM in June 2010. He formerly served as the President, CEO and controlling equity owner of PBM Holdings, Inc. and its affiliates, which he founded in 1997.

Mr. Needham was named Executive Vice President, General Manager Consumer Healthcare in October 2009. He served as Senior Vice President of Commercial Business Development from March 2005 through October 2009. Previously, he served as Senior Vice President of International from November 2004 to March 2005. He served as Managing Director of Perrigo’s U.K. operations from May 2002 to November 2004 and as Vice President of Marketing from 1993 to 2002.

Dr. Shah was named Senior Vice President and Chief Scientific Officer in June 2005. He served as Vice President of Research and Development for Rx products from February 2004 to June 2005. Previously, Dr. Shah held various senior positions in Research and Development at Mayne Pharma (known previously as Faulding Pharmaceuticals) from June 1996 to January 2004.

Mr. Papa joined the Company in October 2006 as President and Chief Executive Officer. Mr. Papa was elected as a director in November 2006 and, subsequently, was appointed as Chairman of the Board of Directors in October 2007. Previously, Mr. Papa served from December 2004 to October 2006 as Chairman and Chief Executive Officer of the Pharmaceutical and Technologies Services segment of Cardinal Health, Inc. Prior to that position, he served as President and Chief Operating Officer of Watson Pharmaceuticals from November 2001 to November 2004.

Mr. Stewart was named Senior Vice President, Global Human Resources in September 2004. He served as Vice President, Human Resources from July 1993 to September 2004.

Dr. Yu joined the Company in November 2006 as Senior Vice President, Global Quality and Compliance. Previously, Dr. Yu served from October 2005 to October 2006 as Vice President, Quality at CV Therapeutics Inc. Prior to that position, he served as Global Head of Quality & Compliance for Forest Laboratories, Inc. from April 1999 to October 2005. In June 2010, Dr. Yu was appointed Adjunct Professor, School of Pharmacy Extension Services in Pharmacy of the University of Wisconsin, Madison, Wisconsin.

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

Set forth below are the high and low prices for the Company’s common stock as reported on NASDAQ for the last eight quarters:

	Fiscal Year
	2010		2009
NASDAQ	High	Low	High	Low
First Quarter	$32.94	$25.91	$39.94	$31.15
Second Quarter	$40.94	$31.69	$40.00	$27.72
Third Quarter	$58.67	$37.46	$32.51	$18.54
Fourth Quarter	$64.66	$53.10	$27.85	$23.12

The number of record holders of the Company’s common stock as of August 9, 2010 was 991.

The graph below shows a five-year comparison of cumulative total return for the Company with the cumulative total returns for the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. Data points are, for the Company, the last day of each fiscal year and, for the indices, June 30 of each year. The last day of the Company’s fiscal year for fiscal years 2005 through 2010 is noted in each of the columns below. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG PERRIGO COMPANY, THE NASDAQ STOCK MARKET (U.S.) INDEX,

AND THE NASDAQ PHARMACEUTICAL INDEX

	6/26/2005	7/1/2006	6/30/2007	6/28/2008	6/27/2009	6/26/2010
Perrigo Company	$100	$115	$141	$236	$203	$435
NASDAQ Composite	$100	$107	$131	$114	$91	$106
NASDAQ Pharmaceutical	$100	$117	$121	$121	$111	$111

*	$100 invested on June 25, 2005 in stock or index – including reinvestment of dividends

Indexes calculated on month-end basis.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $22,329, $19,957 and $18,219, or $0.2425, $0.215 and $0.195 per share, during fiscal 2010, 2009 and 2008, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

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

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2010	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$-
March 28 to May 1	-	$-	-	$-
May 2 to May 29	2	$61.09	-	$-
May 30 to June 26	-	$-	-	$-

Total	2		-

(1)	Private party transactions accounted for all the purchases from May 2 to May 29.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. For all years presented, the consolidated statements of income and consolidated balance sheet data set forth in this Form 10-K have been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 3 to the consolidated financial statements in Item 8 for additional information on discontinued operations. The consolidated statement of income data set forth below with respect to the fiscal years ended June 26, 2010, June 27, 2009 and June 28, 2008 and the consolidated balance sheet data at June 26, 2010 and June 27, 2009 are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 30, 2007 and July 1, 2006 and the consolidated balance sheet data for the Company at June 28, 2008, June 30, 2007 and July 1, 2006 are derived from audited consolidated financial statements of the Company not included in this report.

	Fiscal Year
	2010(1)(2)	2009(1)(3)	2008(1)(4)	2007(5)	2006
Statement of Income Data
Net sales	$2,268,870	$2,006,862	$1,729,921	$1,368,351	$1,294,160
Cost of sales	1,522,854	1,410,865	1,212,193	1,001,167	924,785

Gross profit	746,016	595,997	517,728	367,184	369,375

Operating expenses
Distribution	28,388	24,203	25,152	23,478	22,454
Research and development	82,509	77,922	72,191	66,480	52,293
Selling and administration	270,701	231,639	220,429	170,124	174,115

Subtotal	381,598	333,764	317,772	260,082	248,862

Write-off of in-process research and development	19,000	279	2,786	8,252	-
Restructuring	9,523	14,647	2,312	879	8,846

Total	410,121	348,690	322,870	269,213	257,708

Operating income	335,895	247,307	194,858	97,971	111,667
Interest, net	28,778	27,154	17,415	16,110	15,366
Other expense (income), net	(1,069)	1,269	(503)	(5,271)	(6,333)
Investment impairment	-	15,104	-	-	-

Income from continuing operations before income taxes	308,186	203,780	177,946	87,132	102,634
Income tax expense	84,089	62,682	37,749	14,298	34,172

Income from continuing operations	224,097	141,098	140,197	72,834	68,462
Income (loss) from discontinued operations, net of tax	(1,551)	2,951	(4,424)	963	2,938

Net income	$222,546	$144,049	$135,773	$73,797	$71,400

	Fiscal Year
	2010(1)(2)	2009(1)(3)	2008(1)(4)	2007(5)	2006
Basic earnings from continuing operations per share	$2.45	$1.53	$1.51	$0.79	$0.74
Diluted earnings from continuing operations per share	$2.41	$1.51	$1.47	$0.78	$0.73
Basic earnings per share	$2.43	$1.56	$1.46	$0.80	$0.77
Diluted earnings per share	$2.40	$1.54	$1.43	$0.79	$0.76
Weighted average shares outstanding:
Basic	91,399	92,183	93,124	92,230	92,875
Diluted	92,845	93,629	95,210	93,807	94,105
Dividends declared per share	$0.2425	$0.215	$0.195	$0.178	$0.168

(1)	See Item 7 for management’s discussion of results of operations.
(2)	Includes the results of operations for Orion and PBM for the four and two months ended June 26, 2010, respectively.
(3)

Includes the results of operations for JBL and Unico for the nine and eight months ended June 27, 2009, respectively, as well as the results of operations for Diba for the eight months ended May 31, 2009.

(4)	Includes the results of operations for Galpharm for the five months ended May 31, 2008.
(5)	Includes the results of operations for Glades for the three months ended June 30, 2007.

	June 26, 2010	June 27, 2009	June 28, 2008	June 30, 2007	July 1, 2006
Balance Sheet Data
Cash and current portion of investment securities	$98,125	$316,136	$319,159	$79,411	$45,751
Restricted cash	400,000	400,000	400,000	422,000	400,000
Working capital, excluding cash and current portion of investment securities	374,677	304,036	318,786	232,421	211,096
Property and equipment, net	448,916	354,317	338,540	316,180	304,659
Goodwill and other indefinite-lived intangible assets	622,745	268,819	287,112	196,218	152,183
Other intangible assets, net	587,094	214,207	220,724	155,733	132,085
Total assets	3,092,736	2,443,237	2,578,409	1,925,154	1,750,624
Long-term debt, less current portion	935,000	875,000	895,095	650,762	621,717
Shareholders’ equity	1,088,655	922,469	933,715	754,469	640,744

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Perrigo Company (the Company) traces its history back to 1887. What was started as a small local proprietor selling private label medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 40 billion oral solid doses and several hundred million liquid doses, as well as dozens of other product forms, each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories in the U.S., U.K., Mexico, Israel and Australia.

Segments – The Company currently has three reportable segments aligned primarily by type of product: Consumer Healthcare, Rx Pharmaceuticals and API. Additionally, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment. As a result of the acquisition of PBM Holdings, Inc. (PBM) in April 2010, the Company is currently evaluating how best to review and evaluate the operating performance of and allocate resources to its operating business units. The PBM business is currently included in the Company’s Consumer Healthcare segment.

The Consumer Healthcare segment is the world’s largest store brand manufacturer of over-the-counter (OTC) pharmaceutical products and infant formulas. This business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. The Company estimates that its business model saves consumers approximately $1,500,000 annually in their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico. Currently, store brand private label OTC products represent approximately 28% of the total retail dollar value of the categories in which the Company competes. This market share has grown in recent years as new products, retailer efforts and economic events have directed consumers to the value of store brand product offerings.

The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription drugs in the U.S. The Company defines this portfolio as “extended topical” in nature as it encompasses a broad array of topicals including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions and solutions. The strategy in the Rx Pharmaceutical segment is to be the first to market with those new products that have more difficult to develop formulations and therefore are exposed to less competition. In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx”). ORx is a term used to describe OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 200 ORx products that are reimbursable through many health plans, Medicaid and Medicare programs. When prescribed by a doctor or other health care professional, ORx products offer consumers safe and effective remedies that provide an affordable alternative to higher out-of-pocket costs of traditional OTC products. The Company’s ORx strategy is to set up and register OTC products for reimbursement through public and private health plans, as well as leverage its portfolio and pipeline of OTC products for generic substitution when appropriate.

The API segment develops, manufactures and markets active pharmaceutical ingredients used worldwide by the generic drug industry and branded pharmaceutical companies. The strategy of the API segment is to focus development efforts on the synthesis of less common molecules for its customers, as well as for the more complex products within the Consumer Healthcare and Rx Pharmaceuticals development pipelines. This segment is undergoing a strategic platform transformation, moving certain production from Israel to the newly acquired API manufacturing facility in India to allow for lower cost production and to create space for other, more complex production in Israel. The closure of the Company’s facility in Germany also supports this footprint change.

Each business segment has its own sales and marketing teams focused on servicing the specific requirements of its customer base. All of these business segments share Research & Development (R&D), Supply Chain, Information Technology, Finance, Human Resources, Legal and Quality services, all of which are directed out of the Company’s headquarters in Allegan, Michigan.

Over recent years, the Company has been executing a strategy designed to expand its product offering through both advanced R&D and acquisitions and to reach new healthcare consumers through entry into new markets. This strategy is accomplished by investing in and continually improving all aspects of its five critical strategic pillars: highest quality, superior customer service, leading innovation, best cost and empowered people. The concentration of common shared service activities around the world and development of centers of excellence in R&D have played an important role in ensuring the consistency and quality of the Company’s five strategic pillars.

Current Year Results – Net sales from continuing operations for fiscal 2010 were $2,268,870, an increase of 13% over fiscal 2009. The increase was driven primarily by the Consumer Healthcare and Rx Pharmaceuticals segments and included $125,000 of consolidated new product sales. Gross profit of $746,016 was an increase of 25% over fiscal 2009. The gross profit percentage in fiscal 2010 was 32.9%, which is higher than the fiscal 2009 gross profit percentage of 29.7% due primarily to new products in fiscal 2010. Operating expenses were $410,121, an increase of 18% over fiscal 2009 due primarily to the impact of acquisitions, write-offs of in-process research and development and variable incentive-related costs in fiscal 2010. As a percentage of net sales, operating expenses were 18.1%, up from 17.4% in fiscal 2009. Income from continuing operations was $224,097, an increase of 59% over fiscal 2009. Net income was $222,546, an increase of 54% over fiscal 2009. New products, strong demand for the Company’s OTC products, strategic acquisitions and strict cost management all contributed to the record growth in fiscal 2010.

Despite the challenges of the global economy, the Company was able to leverage its record net sales into record net income of $222,546. Net income for fiscal 2010 is net of several charges totaling approximately $23,900 for write-offs of in-process research and development and restructuring activities.

Cash flow from operations of $314,173 was also an historic record as the Company effectively managed its working capital during the year, while at the same time growing net income.

Further details related to current year results are included below under Results of Continuing Operations.

Growth Strategy and Strategic Transactions

Management expects to continue to grow the Company both organically and inorganically. The Company continually reinvests in its own R&D pipeline and works with partners as necessary to strive to be first to market with new products. Recent years have seen strong organic growth as a series of very successful new products have been launched in Consumer Healthcare. Inorganic growth is expected to be achieved through expansion into adjacent products, product categories and channels, as well as new geographic markets. While ever-conscious of the challenges associated with the current economic environment, the Company continues to identify opportunities to grow and at the same time positions itself to address the uncertainties that lie ahead. In fiscal 2010, the Company continued its strategic growth through the following acquisitions, product line expansions and partnerships:

Geographic Expansion:

—

Acquisition in March 2010 of Orion Laboratories Pty Ltd. (Orion), a leading supplier of OTC store brand pharmaceutical products in Australia and New Zealand, to expand the Company’s global presence and product portfolio into Australia and New Zealand. The acquisition is expected to add more than $30,000 of annual sales in fiscal 2011.

Adjacent Categories:

—	Acquisition in May 2010 of Abbreviated New Drug Application (ANDA) for the generic therapeutical equivalent of HalfLytely® and Bisacodyl tablets bowel prep kit from Novel Laboratories, Inc. (Novel).
—

Acquisition in April 2010 of PBM, the leading store brand infant formula manufacturer, to expand the Company’s store brand leadership into a substantial adjacent product category. The acquisition is expected to add approximately $300,000 in annual sales in fiscal 2011.

—	First ophthalmic product launch in March 2010 of ketotifen fumarate ophthalmic solution, .025%, a generic version of Zaditor®.
—

Asset acquisitions in July 2009 and November 2009 of certain pharmaceutical diagnostic assets to enhance the Company’s product portfolio and strengthen its position as the leader in the Israeli pharmaceutical diagnostic market.

—

Acquisition in September 2009 of the ANDA for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical. This product is the equivalent to Stiefel Laboratories’ (Stiefel), a subsidiary of GlaxoSmithKline, Duac® gel, indicated for the topical treatment of inflammatory acne vulgaris.

Partnerships:

—

In April 2010, the Company entered into an agreement to settle all existing patent litigation regarding generic imiquimod. Pursuant to this agreement, the Company was named Graceway Pharmaceuticals, LLC’s authorized generic distributor for the Aldara® product through February 24, 2011 and, under certain circumstances, will be able to launch its own generic product after that date.

—	In February 2010, the Company announced that it will exclusively supply Teva Pharmaceutical Industries Ltd. (Teva) with the API for the generic version of Temodar® (temozolomide) in the U.S. market.

Strategic Evaluations and Transformations

The Company’s management evaluates business performance using a Return on Invested Capital (ROIC) metric. This includes evaluating the performance of business segments, manufacturing locations, product categories and capital projects. Business segments are expected to meet or exceed the Company’s weighted average cost of capital each year. All potential acquisition targets are evaluated on whether they have the capacity to be ROIC-accretive within three years. Capital expenditures and large projects are required to demonstrate that they will contribute positively on ROIC in excess of the Company’s weighted average cost of capital.

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

Also, in the fourth quarter of fiscal 2009, the Company evaluated the API business in the context of the expected future competitive dynamics in API and the Company’s strategic focus on specialty molecules and vertical integration. Management determined that the German API facility was no longer competitive from a global cost position. At that time, the Company did not anticipate that there would be a viable market for the sale of this facility and related operations, and accordingly, the Company planned to cease all operations at the facility during the first quarter of fiscal 2011. During the third quarter of fiscal 2010, however, the Company was approached by an external party who offered to buy the German API facility and related operations from the Company. As a result of the third-party offer, subsequent to the third quarter of fiscal 2010, the Company signed an agreement and closed the transaction with the third-party buyer for the sale of the German API facility and related operations. As part of its German restructuring plan, the Company incurred net charges of $6,775 and $2,049 in the third and fourth quarter of fiscal 2010, respectively. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the sale of the German API facility and related operations.

To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited, an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products manufactured in Israel and that had been manufactured in Germany.

Refer to Item 1. – Business for additional information regarding each of these strategic transactions.

Capital and Liquidity

The Company’s goal in managing its capital structure is to provide sufficient liquidity to enable it to pursue its business goals and objectives. Over its recent history, the Company has placed increased focus on the importance of funding a majority of its core objectives through cash flows from operations. Management is incented to achieve improved cash flows from operations through individual segment operating income and working capital targets and strives to achieve annual cash flows from operations greater than 125% of net income. Capital expenditures are typically targeted at a level to approximate annual depreciation expense. Capital expenditures for fiscal 2011 are expected to be at slightly higher levels to allow for capacity expansion, quality and technology investments, API strategic transformations and integration of new acquisitions. The Company has historically provided shareholder return of capital through its dividend policy, payments under which have increased steadily over recent years. Share repurchases authorized by the Company’s Board of Directors are evaluated against alternative uses of cash, such as acquisitions and debt repayments, and when approved are typically made at levels to help offset the dilutive effects of share based compensation awards. Refer to the Financial Condition, Liquidity and Capital Resources and Results of Operations sections below for a more detailed discussion of the Company’s capital and liquidity.

Events that May Impact Future Results

On April 13, 2010, the Company entered into an agreement to settle all existing patent litigation regarding the Company’s ANDA filing for generic imiquimod. As part of this agreement, the Company was named Graceway Pharmaceuticals, LLC’s authorized generic distributor for the Aldara® product through February 24, 2011 and, under certain circumstances, will be able to launch its own generic product after that date. The Company began shipping the authorized generic version of the product in the fourth quarter of fiscal 2010, which is expected to positively impact the results of operations in the Company’s Rx Pharmaceuticals segment through the third quarter of fiscal 2011 or longer if the Company is able to launch its own generic product. Under this arrangement, the Company will sell the product at an agreed upon gross margin that is substantially lower than the Rx Pharmaceuticals segment’s historical gross margin.

On March 31, 2010, the FDA approved one of the pipeline products contained in the Company’s agreement with Cobrek Pharmaceuticals (Cobrek), a generic to Evoclin® foam, which had been submitted to the FDA in August 2008 with a Paragraph IV certification. Upon receipt of the FDA approval, the Company immediately commenced shipping of the product. In addition, the Company and Cobrek have reached an agreement in principle to settle the underlying Hatch-Waxman litigation brought by Stiefel. In accordance with the terms of the settlement the Company and Cobrek continued to ship product until April 2, 2010, which resulted in the Company’s Rx Pharmaceuticals segment recognizing increased revenue in the fourth quarter of fiscal 2010. According to the terms of the settlement, the Company has taken a royalty-bearing license under patents owned or controlled by Stiefel. The Company will be permitted to recommence shipments of the product on or after October 1, 2010.

Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. With respect to the U.S. temozolomide market, on February 2, 2010, the Company announced that it will exclusively supply Teva with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S. and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an ANDA that contained a Paragraph IV certification for Temodar® and is eligible to receive 180-day Hatch-Waxman statutory exclusivity to market this product in the U.S. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. Merck has appealed the ruling and an appellate decision is expected during the first half of fiscal year 2011. On March 1, 2010, the FDA granted final approval to the Teva ANDA. Teva, which will control the launch and is managing the litigation, has not yet determined a U.S. launch date. The Company expects its share in the profits of the product could have a material positive impact on its operating results; however, the magnitude and timing of the profits the Company could realize are uncertain and are subject to factors beyond the Company’s control, including, but not limited to, the timing of the product launch date by Teva in the U.S. Teva has announced that it and Merck have entered into an agreement pending resolution of the appeal under which, subject to limited exceptions, Teva will only market a generic product should the appellate court uphold the lower court’s decision. Furthermore, the agreement grants Teva the right to commence selling its generic product as of August 2013.

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market suspended distribution of certain of their products in the adult and pediatric analgesic categories. Due to this situation, which continued through the fourth quarter of fiscal 2010, the Company experienced an increase in sales of certain adult and pediatric analgesic products which have had a positive impact on the Consumer Healthcare segment’s sales and results of operations. To the extent that this key competitor remains absent from the market in fiscal 2011, this could continue to benefit the Company’s Consumer Healthcare sales and results of operations. At this time, the Company cannot predict when this competitor will make a full return to the market.

In March 2008, the Company’s Consumer Healthcare segment launched store brand versions of omeprazole, a proton pump inhibitor product in the gastrointestinal category. The product was well received by the Company’s retail customers as well as consumers, with the store brand product capturing market share on average of approximately 40%. The Company’s annual sales of this product exceed $200,000, and gross profit contribution has been higher than the Company’s average.

In December 2009, another company launched its own version of a store brand omeprazole capsule to compete with the Company’s product at certain retailers. Management expects to defend the majority of the market share achieved by the

Company’s product through a combination of high quality and customer service levels, as well as proactive promotional planning and marketing support. However, the introduction of this competing product may result in a decrease in net sales of the Company’s omeprazole product and a related adverse effect on the Company’s operating results. Accordingly, the Company’s prior periods’ net sales and operating income levels are not necessarily indicative of future results.

RESULTS OF OPERATIONS

The Company’s consolidated statements of income, expressed as a percent of net sales, are presented below:

	Fiscal Year
	2010(1)	2009(1)	2008
	%	%	%
Net sales	100.0	100.0	100.0
Cost of sales	67.1	70.3	70.1

Gross profit	32.9	29.7	29.9

Operating expenses
Distribution	1.3	1.2	1.5
Research and development	3.6	3.9	4.2
Selling and administration	11.9	11.5	12.7

Subtotal	16.8	16.6	18.4

Write-off of in-process research and development	0.8	0.0	0.1
Restructuring	0.4	0.7	0.1

Total	18.1	17.4	18.6

Operating income	14.8	12.3	11.3
Interest and other, net	1.2	1.4	1.0
Investment impairment	-	0.8	-

Income from continuing operations before income taxes	13.6	10.1	10.3
Income tax expense	3.7	3.1	2.2

Income from continuing operations	9.9	7.0	8.1
Income (loss) from discontinued operations, net of tax	(0.1)	0.2	(0.3)

Net income	9.8	7.2	7.8

(1)	The sum of individual percentages may not equal due to rounding.

Consumer Healthcare

	Fiscal Year
	2010	2009	2008
Net sales	$1,833,023	$1,638,770	$1,336,140
Gross profit	$561,482	$460,135	$377,765
Gross profit %	30.6%	28.1%	28.3%

Operating expenses	$256,900	$226,379	$205,111
Operating expenses %	14.0%	13.8%	15.4%

Operating income	$304,582	$233,756	$172,654
Operating income %	16.6%	14.3%	12.9%

Net Sales

Net sales for fiscal 2010 increased 12% or $194,253 compared to fiscal 2009. The increase was comprised of approximately $192,500 of domestic sales and $1,500 in international sales. The domestic increase resulted from approximately $86,000 in incremental sales from the acquisitions of PBM, Orion, J.B. Laboratories (JBL) and Unico

Holdings, Inc. (Unico), new product sales of approximately $65,500, along with higher unit sales of existing products in the gastrointestinal, cough/cold and analgesics categories of approximately $60,200. These combined domestic increases were partially offset by a decline of $19,200 in sales of existing products primarily in the nutrition, feminine hygiene and smoking cessation categories. The slight increase in international sales was driven primarily by new product sales of $4,700, incremental sales of $2,900 from the acquisition of Laboratorios Diba, S.A. (Diba), along with higher unit sales of existing products of $1,000. These increases were partially offset by unfavorable changes in foreign currency exchange rates, which reduced net sales by approximately $7,100.

Net sales for fiscal 2009 increased 23% or $302,630 compared to fiscal 2008. The increase was comprised of $320,000 of domestic sales offset by a $17,000 decrease in international sales. The domestic increase resulted primarily from incremental year-over-year new product sales of approximately $187,000, mainly in the gastrointestinal and cough/cold categories, along with a $55,000 increase from higher unit sales of existing products primarily in the nutrition, smoking cessation and analgesic categories. The domestic increase was also driven by $92,000 of sales from the acquisitions of JBL and Unico. These combined domestic increases were partially offset by a decline of $14,000 in sales of existing products primarily in the cough/cold category. The decrease in international sales was driven primarily by the impact of unfavorable changes in foreign currency exchange rates of $37,000, as well as a decrease of $35,000 in sales as a result of the divestiture of the U.K.’s VMS business. These decreases were partially offset by sales from Galpharm Healthcare Ltd. (Galpharm), Brunel Healthcare Ltd. and Diba of $48,000, as well as by sales from new products of approximately $5,000.

Gross Profit

Gross profit for fiscal 2010 increased 22% or $101,347 compared to fiscal 2009. The increase resulted from a favorable mix of products sold domestically within the gastrointestinal, analgesics, and cough/cold categories, which added approximately $42,200 of gross profit, higher gross profit contributions from new product sales, $10,000 of lower inventory costs and incremental gross profit of $20,000 from the acquisitions of PBM, Orion, JBL, Unico and Diba. These increases were partially offset by unfavorable changes in foreign currency exchange rates, which reduced gross profit by $2,800. In addition, fiscal 2010 gross profit was unfavorably impacted by a $9,873 charge to cost of sales related to the step-up in value of inventory acquired in the PBM and Orion acquisitions. Fiscal 2009 gross profit was unfavorably impacted by a $2,923 charge to cost of sales related to the step-up in value of inventory acquired in the JBL, Unico and Diba acquisitions and a $1,600 fixed asset impairment charge.

Gross profit for fiscal 2009 increased 22% or $82,370 compared to fiscal 2008. The increase resulted from higher gross profits attributable to new products, a favorable mix of products sold domestically and gross profits from sales as a result of the acquisitions of Galpharm, Unico and JBL, as well as the absence of a $5,756 charge to cost of sales related to the step-up in value of inventory acquired in the Galpharm acquisition that was recognized in fiscal 2008. These increases were partially offset by higher raw material, production and inventory obsolescence costs. In addition, fiscal 2009 included the impact of unfavorable changes in foreign currency exchange rates of approximately $15,000 and a $2,923 charge to cost of sales related to the step-ups in value of inventory acquired in the Unico, Diba and JBL acquisitions.

Operating Expenses

Operating expenses for fiscal 2010 increased 13% or $30,521 compared to fiscal 2009. The increase was related primarily to higher administrative expenses of $11,800 and research and development costs of $6,100. In addition, distribution and selling expenses increased a combined $11,000. The majority of the increase in administrative costs was attributable to the PBM and Orion acquisitions and an increase in variable incentive and profit sharing-based compensation related to the Company’s performance, offset slightly by a decrease in bad debt expense. The increase in research and development costs was driven primarily by higher material purchases, litigation expenses and the inclusion of the PBM and Orion acquisitions. Selling and distribution expenses increased due primarily to the inclusion of expenses related to PBM, Orion, JBL, Unico and Diba, higher promotional and marketing spending and higher variable expenses due to increased sales volumes. The increases across all operating expense categories were partially offset by favorable changes in foreign currency exchange rates, which reduced operating expenses by approximately $1,300. As a percentage of net sales, fiscal 2010 operating expenses remained relatively unchanged compared to fiscal 2009.

Operating expenses for fiscal 2009 increased 10% or $21,268 compared to fiscal 2008. The increase was due primarily to increased research and development costs of approximately $11,600, administrative expenses of approximately $10,600 and selling expenses of approximately $8,300. The research and development increase was due primarily to the timing of clinical studies, as well as the inclusion of expenses related to Galpharm and JBL. The administrative expense increase was due primarily to the inclusion of expenses related to Galpharm, JBL and Unico, along with higher general corporate charges allocated pro rata to the segment, which were partially offset by a reduction in variable employee benefit-related costs. The majority of the increase in selling costs related to the timing of promotional activities, higher commissions and the inclusion of expenses related to Galpharm and Unico. These increases in research and development, administrative and selling expenses were partially offset by the impact of favorable changes in foreign currency exchange rates of approximately $6,300. As a percentage of sales, fiscal 2009 operating expenses decreased 160 basis points compared to fiscal 2008.

Rx Pharmaceuticals

	Fiscal Year
	2010	2009	2008
Net sales	$237,648	$164,163	$161,271
Gross profit	$108,595	$63,801	$58,622
Gross profit %	45.7%	38.9%	36.4%

Operating expenses	$58,453	$34,773	$37,236
Operating expenses %	24.6%	21.2%	23.1%

Operating income	$50,142	$29,028	$21,386
Operating income %	21.1%	17.7%	13.3%

Net Sales

Net sales for fiscal 2010 increased 45% or $73,485 compared to fiscal 2009. This increase was due primarily to new product sales of $34,600, largely due to two new products discussed in the Overview section, imiquimod cream and clindamycin foam. This increase was also due to increased sales of existing products of $29,700, attributed primarily to increased revenue of approximately $16,000 as a result of competitor quality issues and a lower degree of pricing pressure as compared to the prior year. This increase was also due to increased service and royalty revenue of $9,200 related to the Company’s collaboration agreement with Teva discussed below.

On July 31, 2009, Teva received FDA final approval for its ANDA for triamcinolone acetonide nasal spray, a generic to Nasacort® AQ product brought by Sanofi-Aventis. This event triggered a milestone payment of $2,500, which the Company recognized in revenue in the first quarter of fiscal 2010. The Company recognized an additional $3,000 in revenue in the second, third and fourth quarters of fiscal 2010, for a total of $11,500 in fiscal 2010. Previously, the Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009, resulting in the recognition of $2,500 of revenue.

Net sales for fiscal 2009 increased 2% or $2,892 compared to fiscal 2008. This increase was due primarily to new product sales of $17,000, as well as increased sales of $9,000 on the Company’s existing portfolio of products. These increases were partially offset by the absence of the fiscal 2008 receipt of a one-time cash payment of $8,500 from a customer in lieu of expected future minimum royalty payments, as agreed upon in a license termination agreement, as well as a reduction in service and royalty revenue of $6,200 and pricing pressures due to continued competition in the marketplace for generic drugs.

Gross Profit

Gross profit for fiscal 2010 increased 70% or $44,794 compared to fiscal 2009. This increase resulted primarily from higher sales volumes on existing products, the increase in service and royalty revenue related to the Company’s collaboration agreement with Teva, as discussed above, and gross profit attributable to the new product sales of imiquimod cream and clindamycin foam, as discussed in the Overview section. This increase was also the result of a lower degree of pricing pressures as compared to prior year, as well as improved operational efficiencies. These increases were partially offset by the impact of unfavorable changes in foreign currency exchange rates of $300.

Gross profit for fiscal 2009 increased 9% or $5,179 compared to fiscal 2008. This increase resulted from recognizing gross profits attributable to new products and higher sales volumes on existing products. This increase was also due to the absence of a $10,346 impairment charge for the write-down of a developed product formulation intangible asset as discussed below. These increases were partially offset by the absence of the fiscal 2008 license termination agreement discussed above, which had contributed a net $5,000 to gross profit, a decrease in gross profit attributable to the decrease in service and royalty revenue, and pricing pressures due to continued competition in the marketplace for generic drugs.

During the second half of fiscal 2008, additional competition entered the marketplace, exerting significant pressure on a certain product for which the Company holds a developed product formulation intangible asset. As a result, during the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $10,346 within cost of sales for the write-down of the intangible asset associated with this product. The $10,346 represented the difference between the intangible asset’s net carrying value and fair value as determined by a discounted cash flow analysis.

Operating Expenses

Fiscal 2010 operating expenses increased 68% or $23,680 compared to fiscal 2009 due primarily to increased research and development of $19,000 due to the ANDAs acquired from KV Pharmaceutical in the second quarter of fiscal 2010 and Novel in the fourth quarter of fiscal 2010, as previously discussed in the Overview section above. This increase was also the result of increased selling and administrative expenses of $2,500 due to higher variable incentive-related wages and benefits.

Fiscal 2009 operating expenses decreased 7% or $2,463 compared to fiscal 2008 due primarily to controlled operational spending and lower research and development costs related to the timing of clinical trials.

API

	Fiscal Year
	2010	2009	2008
Net sales	$139,287	$136,002	$149,553
Gross profit	$54,927	$47,557	$55,192
Gross profit %	39.4%	35.0%	36.9%

Operating expenses	$40,401	$47,124	$34,717
Operating expenses %	29.0%	34.7%	23.2%

Operating income	$14,526	$433	$20,475
Operating income %	10.4%	0.3%	13.7%

Net Sales

Net sales for fiscal 2010 increased 2% or $3,285 compared to fiscal 2009. This increase was due primarily to new product sales of $15,300, including dossiers as discussed below and temozolomide. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. Net sales also increased due to favorable changes in foreign currency exchange rates, which increased sales by approximately $1,600. These increases were partially offset by a decrease in sales volumes of existing products of $13,600. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.

The Company actively enters into exclusive marketing and sales agreements (dossier agreements) related to specific product formulations, for specific geographic areas, for specific periods of time. The Company recognized approximately $9,100 and $600 in revenue in the API segment related to certain dossier agreements in fiscal 2010 and 2009, respectively.

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

Gross Profit

Gross profit for fiscal 2010 increased 15% or $7,370 compared to fiscal 2009. This increase was due primarily to higher volumes and gross profit attributable to new product sales, including temozolomide and product development agreements, as discussed above, along with the impact of favorable changes in foreign currency exchange rates, which increased gross profit by $1,000.

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

Operating Expenses

Operating expenses for fiscal 2010 decreased 14% or $6,723 compared to fiscal 2009. This decrease was due primarily to an additional $5,800 of restructuring costs related to the planned closure of the Company’s German API facility recorded in fiscal 2009 compared to the amount recorded in fiscal 2010 related to the sale of that facility. This decrease was also due to a decrease in research and development costs of $3,300, partially offset by increased employee-related expenses of $2,400.

Operating expenses for fiscal 2009 increased 36% or $12,407 compared to fiscal 2008. This increase was due primarily to restructuring costs of $14,647 related to the planned closure of the Company’s German API facility. This increase was partially offset by the impact of favorable changes in foreign currency exchange rates of $2,000.

Other

The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment. Due to the divestiture of the Israel Consumer Products business, the Israel Pharmaceutical and Diagnostic Products operating segment represents the totality of the Other category. Accordingly, the operating results of the Israel Consumer Products operating segment are being reported as discontinued operations in the Company’s consolidated statements of income and have been removed from the table and discussion below for all periods presented.

	Fiscal Year
	2010	2009	2008
Net sales	$58,912	$67,927	$82,957
Gross profit	$21,012	$24,504	$26,149
Gross profit %	35.7%	36.1%	31.5%

Operating expenses	$18,316	$16,824	$19,119
Operating expenses %	31.1%	24.8%	23.0%

Operating income	$2,696	$7,680	$7,030
Operating income %	4.6%	11.3%	8.5%

Net Sales

Net sales for fiscal 2010 decreased 13% or $9,015 compared to fiscal 2009. This decrease was driven primarily by the loss of approximately $21,600 of sales related to the loss of a customer contract. This decrease was partially offset by $4,900 in new product sales, as well as an increase of $7,800 in sales related to recent diagnostic asset acquisitions, as previously discussed in the Overview section

Net sales for fiscal 2009 decreased 18% or $15,030 compared to fiscal 2008. This decrease was driven primarily by a $11,700 impact related to the change in a customer contract discussed below, as well as decreased sales of approximately $3,400 due to changes in the sales mix of products.

A change in a customer contract in fiscal 2009 resulted in a change to the Company’s relationship with a customer whereby the Company is now a distributor to the customer rather than a supplier. As a result of this change and in accordance with Accounting Standard Codification (ASC) Subtopic 605-45, “Revenue Recognition – Principal Agent Considerations”, the Company began recognizing sales related to this customer contract on a net basis during fiscal 2009.

Gross Profit

Gross profit for fiscal 2010 decreased 14% or $3,492 compared to fiscal 2009. This decrease was due primarily to the loss of the customer contract discussed above, as well as a charge of approximately $1,000 to cost of sales related to the step-ups in value of inventory acquired in the diagnostic asset acquisitions discussed in the Overview section.

Gross profit for fiscal 2009 decreased 6% or $1,645 compared to fiscal 2008. This decrease was due primarily to the unfavorable changes in the sales mix of products, partially offset by $600 of favorable changes in foreign currency exchange rates. Gross profit percentage for fiscal 2009 increased 460 basis points compared for fiscal 2008 due primarily to the change in a customer contract relationship.

Operating Expenses

Fiscal 2010 operating expenses increased 9% or $1,492 compared to fiscal 2009 primarily due to higher employee, advertising and promotion expenses.

Fiscal 2009 operating expenses decreased 12% or $2,295 compared to fiscal 2008, due primarily to lower employee-related expenses.

Unallocated Expenses

	Fiscal Year
	2010	2009	2008
Operating expenses	$36,051	$23,590	$26,687

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Fiscal 2010 unallocated expenses increased 53% or $12,461 compared to fiscal 2009. This increase was due to increased variable incentive and profit sharing-based compensation of $5,400, a performance-related increase of $3,000 in share-based compensation and acquisition expenses of $8,200 related to PBM and Orion. These increases were partially offset by a decrease in corporate expenses of $4,100.

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

Interest and Other (Consolidated)

Fiscal 2010 interest expense was $50,034 compared to $51,389 for fiscal 2009. Fiscal 2010 interest expense included approximately $7,300 of interest expense related to the private placement of senior notes, the proceeds of which were used to finance a portion of the acquisition of PBM as discussed below. Excluding this increase, fiscal 2010 interest expense was lower than fiscal 2009 due to lower borrowings during the majority of fiscal 2010. Fiscal 2010 interest income was $21,256 compared to $24,235 for fiscal 2009. With the issuance of long-term debt financing in the fourth quarter of fiscal 2010 associated with the acquisition of PBM, interest expense is expected to increase beginning in the first quarter of fiscal 2011 by approximately $23,000 on an annual basis. As discussed below, subsequent to the end of fiscal 2010, the Company elected to prepay its $400,000 letter of undertaking using the restricted cash balance of $400,000. As a result of this prepayment, interest expense and interest income are expected to decrease by approximately $19,000 and $18,600, respectively, for fiscal 2011.

Fiscal 2009 interest expense was $51,389 compared to $39,044 for fiscal 2008. The increase in interest expense in fiscal 2009 was due primarily to a higher debt balance following the increase in borrowings during the fourth quarter of fiscal 2008. Fiscal 2009 interest income was $24,235 compared to $21,629 for fiscal 2008.

For fiscal 2009, Other expense includes $15,104 of an other-than-temporary impairment loss associated with auction rate securities (ARS). No other-than-temporary impairment loss was recognized in fiscal 2010.

Income Taxes (Consolidated)

During the past several years, the impact of international operations has had a more significant effect on the Company’s overall effective tax rate. The Company’s foreign source income is generally derived from jurisdictions with a lower effective tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate compared to what the Company had historically experienced. The relative share of foreign income was 38.3%, 32.4% and 43.5% of total income for fiscal 2010, 2009 and 2008, respectively.

The effective tax rate on continuing operations was 27.3%, 30.8% and 21.2% for fiscal 2010, 2009 and 2008, respectively, largely impacted by the relative share of foreign income in each year. The recorded effective tax rate was reduced by $4,600 or 1.5% during fiscal 2010 due to statutory tax rate changes in Israel. In addition, in fiscal 2008, the Company received a favorable tax ruling in Israel that resulted in a one-time tax benefit of $4,222, or a 2.4 percentage point reduction in the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and the current portion of investment securities decreased $218,011 to $98,125 at June 26, 2010 from $316,136 at June 27, 2009 due to acquisitions in fiscal 2010 discussed in the Overview section. Working capital from continuing operations, including cash, short-term debt and current portions of long-term debt, decreased $147,370 to $472,802 at June 26, 2010 from $620,172 at June 27, 2009 due primarily to the decrease in cash, which was used to fund acquisitions in fiscal 2010.

In addition to the cash, cash equivalents and current portion of investment securities balance of $98,125 at June 26, 2010, the Company had an additional $146,000 available under its revolving loan commitments from its primary sources of credit described below. At June 26, 2010, the Company also had an additional $125,000 available under its accounts receivable securitization program described below. The amount available under its accounts receivable securitization program was increased to $150,000 on July 22, 2010, as described below. Cash, cash equivalents, current portion of investment securities, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends and any potential share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Net cash provided from operating activities increased $55,828 or 22% to $314,173 for fiscal 2010 compared to $258,345 for fiscal 2009, due primarily to increased net income in fiscal 2010.

Net cash used for investing activities increased $771,605 to $917,976 for fiscal 2010 compared to $146,371 for fiscal 2009, due primarily to the PBM acquisition in fiscal 2010.

Capital expenditures for property and equipment for fiscal 2010 of $55,892 were for normal equipment replacement and productivity enhancements, as well as manufacturing expansions in the U.S. Capital expenditures for fiscal 2011 are expected to be between $75,000 to $95,000 due primarily to manufacturing plant capacity expansion, quality investment projects, investments at newly acquired entities, technology infrastructures, system upgrades and the API expansion into India. Capital expenditures for fiscal 2009 were $59,238.

Net cash provided from financing activities was $383,303 for fiscal 2010 compared to net cash used for financing activities of $115,210 for fiscal 2009. The fiscal 2010 cash provided from financing activities was due primarily to the borrowings of long-term debt related to the PBM acquisition.

The Company has had a common stock repurchase program. Purchases were made on the open market, subject to market conditions and were funded by available cash or borrowings. On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. The Company completed purchases under this plan on December 16, 2009. The previous repurchase plan was approved on February 8, 2007 and was exhausted during the third quarter of fiscal 2008. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company repurchased 2,062 shares of common stock for $71,088 during fiscal 2010. The Company repurchased 1,836 and 2,496 shares of common stock for $62,489 and $78,164 during fiscal 2009 and 2008, respectively. Private party transactions accounted for 85, 42 and 35 shares in fiscal 2010, 2009, and 2008 respectively.

The Company paid dividends of $22,329, $19,957 and $18,219, or $0.2425, $0.215 and $0.195 per share, during fiscal 2010, 2009 and 2008, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Dividends paid for the years ended June 26, 2010 and June 27, 2009 are as follows:

Declaration Date	Record Date	Payable	Dividend Declared

Fiscal 2010
April 28, 2010	May 28, 2010	June 15, 2010	$0.0625
January 27, 2010	February 26, 2010	March 16, 2010	$0.0625
October 29, 2009	November 27, 2009	December 15, 2009	$0.0625
August 13, 2009	August 28, 2009	September 15, 2009	$0.0550

Fiscal 2009
May 6, 2009	May 29, 2009	June 16, 2009	$0.055
January 28, 2009	February 27, 2009	March 17, 2009	$0.055
November 4, 2008	November 28, 2008	December 16, 2008	$0.055
August 13, 2008	August 22, 2008	September 16, 2008	$0.050

Accounts Receivable Securitization

On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly owned subsidiaries and Bank of America Securities, LLC (Bank of America). The Securitization Program is a 364-day facility, and on July 22, 2010, the Company renewed the Securitization Program with Bank of America, as Agent, and Wells Fargo Bank, National Association (Wells Fargo) as Managing Agent, together, the Committed Investors.

Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America and Wells Fargo have committed $100,000 and $50,000, respectively, for a total amount to which the Company can effectively borrow up to $150,000. The interest rate on the borrowings is based on a thirty-day London Interbank Offered Rate (LIBOR) rate plus 0.55%. If the LIBOR rate is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) the Federal Funds Rate plus 1.50%; or (ii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a non-use fee of 0.55% is applied to the unutilized portion of the $150,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. As of June 26, 2010, there were no borrowings outstanding under the Securitization Program.

Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

Investment Securities

The Company currently maintains a portfolio of ARS with a total par value of $18,000 and an estimated fair value of $4,393 at June 26, 2010. During the second quarter of fiscal 2009, the Company concluded that an other-than-temporary impairment loss had occurred as a result of diminished credit ratings of the companies that issued these securities and other factors. Accordingly, the Company recorded an other-than-temporary impairment loss of $15,104 within Other expense in its consolidated statement of income for the second quarter of fiscal 2009. During the fourth quarter of fiscal 2009, the Company received an updated estimate for the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company recorded an unrealized gain of $503, net of tax, in other comprehensive income. Also during the fourth quarter of fiscal 2009, the Company engaged the services of an independent third-party valuation firm to assist the Company in determining the noncredit component of the previously recognized other-than-temporary impairment related to its ARS. As in accordance with ASC 320-10-65, the Company recorded a $5,000 adjustment from retained earnings to accumulated other comprehensive income (OCI) to reclassify the noncredit component of the $15,104 other-than-temporary impairment charge it recognized in the second quarter of fiscal 2009.

The Company engaged the services of an independent third-party valuation firm in the second and fourth quarters of fiscal 2010 to assist the Company in updating the estimates of the current fair value of these securities. Based on updated estimates of the current fair value of these securities from the valuation firm, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors, the Company determined that the fair value of the securities remained consistent with the prior period at the recorded value of $4,961 in the second quarter and was $4,393 in the fourth quarter. Accordingly, the Company recorded an unrealized loss of $568, net of tax, in other comprehensive income in the fourth quarter of 2010. As a result of the tightening of the credit markets beginning in calendar 2008, there has been no liquid market for these securities for an extended period of time. Recent indications are that a market is starting to materialize for these securities, but at a much reduced level then the pre-2008 period. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

Indebtedness

As of June 26, 2010, the Company had long-term debt, less current maturities, of $935,000.

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $3,000. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility as of June 26, 2010 was 9.5%. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had not drawn on this line as of the end of its fiscal 2010.

On May 29, 2008, the Company entered into a Master Note Purchase Agreement (Note Agreement) with various institutional investors providing for the private placement of senior notes consisting of $75,000, 5.97% Series 2008-A senior notes, due May 29, 2015, and $125,000, 6.37% Series 2008-B senior notes, due May 29, 2018 (collectively, the Series 2008 Notes). Contemporaneously with the acquisition of PBM, on April 30, 2010, the Company entered into a First Supplement to the Note Agreement with various institutional investors providing for the private placement of senior notes consisting of $115,000, 4.91% Series 2010-A senior notes, due April 30, 2017, $150,000, 5.45% Series 2010-B senior notes, due April 30, 2020, and $150,000, 5.55% Series 2010-C senior notes, due April 30, 2022 (collectively, the Series 2010 Notes). The Series 2010 Notes, together with the Series 2008 Notes, are collectively referred to herein as the Notes. The obligations under the Notes are guaranteed by certain of the Company’s subsidiaries, and the Notes are secured, on a ratable basis with the Company’s bank debt, by a lien on certain assets of the Company and the subsidiary guarantors. Interest on the Notes is payable semi-annually. The Company may at any time prepay, at a cost, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratios, additional liens, mergers or consolidations, and sales of assets. The Company was in compliance with all Note Agreement covenants as of June 26, 2010. As of June 26, 2010, the estimated fair value of the Notes was $644,016. As of June 27, 2009, the estimated fair value of the Series 2008 Notes was $206,985. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.

On April 22, 2008, the Company entered into a Term Loan Agreement (Loan Agreement) to provide for additional term loan borrowings. Under the terms of the Loan Agreement, the initial term loan commitment is $125,000, subject to increase by mutual agreement of the Company and the lenders as specified in the Loan Agreement. The applicable interest rate is determined by the type of loan requested by the Company, with Eurodollar loans bearing interest at the LIBOR plus an applicable borrowing margin determined by the Company’s leverage ratio over the trailing four quarters and Alternative Base Rate (ABR) loans bearing interest at the highest of the JP Morgan Chase Bank N.A. Prime Rate, the Base CD Rate plus 100 basis points and the Federal Funds Effective Rate plus 50 basis points. All of the Company’s loans outstanding under the Loan Agreement were Eurodollar loans, and the interest rate was 1.1875% and 1.875% as of June 26, 2010 and June 27, 2009, respectively. Actual rates ranged from 1.0625% to 1.875% and 1.875% to 4.875% for fiscal 2010 and 2009, respectively. The obligations under the Loan Agreement are guaranteed by certain subsidiaries of the Company and are secured by a pledge of 65% of the stock of certain foreign subsidiaries. The Loan Agreement is subject to certain debt level limitations, as specified in the Loan Agreement, as well as restrictive covenants, which are the same as those in the 2005 credit agreement discussed below. The maturity date of the term loans is April 22, 2013. The Company intends to use the proceeds of the term loans for general corporate purposes and to enhance liquidity.

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks (Credit Agreement) which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the Credit Agreement. Both loans bear an interest rate of ABR or LIBOR plus an applicable margin determined by the Company’s leverage ratio over the trailing four quarters. The interest rate on the revolving loan was 0.7487% and 1.565% as of June 26, 2010 and June 27, 2009, respectively. The interest rate on the term loan was 0.9375% and 1.675% as of June 26, 2010 and June 27, 2009, respectively. Actual rates for the revolving loan ranged from 0.7125% to 1.565% and 1.565% to 5.1125% for fiscal 2010 and 2009, respectively. Actual rates for the term loan ranged from 0.8625% to 1.675% and 1.675% to 5.2625% for fiscal 2010 and 2009, respectively. Additionally, the Credit Agreement provides for short term swingline loans at negotiable rates of interest subject to a maximum amount of $25,000 drawn at any time. As of June 26, 2010, the interest rate on the swingline was 1.5%. As of June 26, 2010, borrowings under the swingline and revolving loan commitment were $9,000 and $95,000, respectively. As of June 27, 2009, there were no swingline borrowings outstanding and $50,000 of borrowings outstanding under the revolving loan commitment. Remaining availability under the revolving loan commitment was $146,000 and $200,000 as of June 26, 2010 and June 27, 2009, respectively.

The obligations under the Credit Agreement are guaranteed by certain subsidiaries of the Company and the Company will guarantee obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans under the Credit Agreement is October 30, 2011. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to EBITDA ratios. The Company was in compliance with all Credit Agreement and Loan Agreement covenants as of June 26, 2010.

On March 16, 2005, the Company’s Israeli holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The Company may prepay the loan upon 30 days written notice. The lender may demand prepayment or the Company may prepay the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest earned until the loan has been paid in full or unless it receives consent from the lender. Earned interest is released to the Company on each interest payment date so long as all interest due on the loan has been paid by the Company. Subsequent to the end of fiscal 2010, the Company elected to prepay the entire loan balance of $400,000 using the restricted cash deposit discussed above. The prepayment was completed on July 19, 2010. As a result, the fair values of both the letter of undertaking and the restricted cash deposit approximated their carrying values and have been classified in current liabilities and current assets, respectively, on the balance sheet as of June 26, 2010. As of June 27, 2009, the fair values of the letter of undertaking and the corresponding deposit were $420,502 and $420,574, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.

The Company’s Israeli subsidiary paid the third and final annual installment of its debenture in the third quarter of fiscal 2010 for $17,771. The debenture, which was guaranteed by the Company, had a fixed interest rate of 5.6%, and the principal of the loan was linked to the increase in the Israel Consumer Price Index.

Contractual Obligations

The Company’s enforceable and legally binding obligations as of June 26, 2010 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table.

	Payment Due by Period
	2011	2012- 2013	2014- 2015	After 2015	Total
Operating leases(1)	$15,905	$18,219	$9,078	$2,177	$45,379
Purchase obligations(2)	296,384	29	-	-	296,413
Short and long-term debt(3)	447,026	392,530	143,800	642,326	1,625,682
Other non-current contractual liabilities reflected on the consolidated balance sheet:
Deferred compensation and benefits(4)	-	-	-	28,061	28,061
Other	1,734	301	101	24	2,160

Total	$761,049	$411,079	$152,979	$672,588	$1,997,695

(1)	Used in normal course of business, principally for warehouse facilities and computer equipment.
(2)	Consists of commitments for both materials and services.
(3)	Short and long-term debt includes interest payments, net of interest received on restricted cash deposit, which were calculated using the effective interest rate at June 25, 2010.
(4)

Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, $23,992 has been funded by the Company and is recorded in other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

The Company funds its U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions, which the Company expects to be approximately $8,000 during fiscal 2011. Future contributions are dependent upon various factors including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. The Company generally expects to fund all future contributions with cash flows from operating activities.

As of June 26, 2010, the Company had approximately $71,300 of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $28,700 as of June 26, 2010. This amount is not included in the Contractual Obligations table because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

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

Changes in these estimates and assumptions may result in additional customer-related accruals and allowances. The following table summarizes activity for the fiscal years ended June 26, 2010 and June 27, 2009 in the balance sheet for customer-related accruals and allowances:

	Fiscal Year
	2010	2009
Customer-Related Accruals and Allowances
Balance, beginning of period	$56,462	$56,509
Provision recorded	321,644	284,575
Credits processed	(314,371)	(284,622)

Balance, end of the period	$63,735	$56,462

Revenues from service and royalty arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of ASC Subtopic 605-25, “Revenue Recognition – Multiple-Element Arrangements” (ASC 605-25). If the separate elements meet the requirements of ASC 605-25, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on the residual method. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $7,657 at June 26, 2010 and $11,394 at June 27, 2009.

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

The Company has established valuation allowances against a portion of the non-U.S. net operating losses, non-U.S. capital losses, U.S. state-related net operating losses and U.S. capital losses to reflect the uncertainty of its ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the Company’s ability to realize net operating and capital losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowances can also be impacted by changes in the tax regulations.

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

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Goodwill allocated to the Consumer Healthcare segment is tested annually for impairment in the second quarter of the fiscal year. Goodwill allocated to the API and Rx Pharmaceuticals segments is tested for impairment annually in the third quarter of the fiscal year. The current year testing in both the second and third quarter resulted in no impairment charge. Effective March 28, 2010, the Company elected to change the date of its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units to the first day of the fourth quarter of the fiscal year. The Company reperformed its impairment testing on all reporting units within the Consumer Healthcare, Rx Pharmaceuticals and API reportable segments during the fourth quarter of fiscal 2010. The reperformed testing during the fourth quarter resulted in no impairment charge. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K. and Mexico operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $616,348 at June 26, 2010 and $263,923 at June 27, 2009. The increase in goodwill in fiscal 2010 was due primarily to the goodwill acquired in the PBM acquisition.

Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-competition agreements and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-competition agreements are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships and certain distribution agreements. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $593,491 at June 26, 2010 and $219,103 at June 27, 2009. The net increase in other intangible assets in fiscal 2010 was due primarily to the other intangible assets acquired in the PBM acquisition.

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

Market Risk – The Company’s investment securities include ARS totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. As a result of the tightening of the credit markets beginning in calendar 2008, there was no liquid market for these securities for an extended period of time. Recent indications are that a market is starting to materialize for these securities, but at a much reduced level then the pre-2008 period. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets.

In the second quarter of fiscal 2009, the Company concluded that an other-than-temporary impairment loss had occurred as a result of diminished credit ratings of the companies that issued these securities and other factors. Accordingly, the Company recorded an other-than-temporary loss of $15,104 within Other expense in its consolidated statement of income for the second quarter of fiscal 2009.

During the fourth quarter of fiscal 2009, the Company received an updated estimate for the current fair value of these securities from an independent third-party valuation firm, using a discounted cash flow analysis and an assessment of secondary markets. Based on this estimation and other factors, the Company recorded an unrealized gain of $503, net of tax, in other comprehensive income.

Also during the fourth quarter of fiscal 2009, the Company engaged the services of an independent third-party valuation firm to assist the Company in determining the noncredit component of the previously recognized other-than-temporary impairment related to its ARS. As in accordance with ASC 320-10-65, the Company recorded a $5,000 adjustment from retained earnings to accumulated OCI to reclassify the noncredit component of the $15,104 other-than-temporary impairment charge it recognized in the second quarter of fiscal 2009.

The Company engaged the services of an independent third-party valuation firm in the second and fourth quarters of fiscal 2010 to assist the Company in updating the estimates of the current fair value of these securities. Based on updated estimates of the current fair value of these securities from the valuation firm, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors, the Company determined that the fair value of the securities remained consistent with the prior period at the recorded value of $4,961 the second quarter and was $4,393 in the fourth quarter. Accordingly, the Company recorded an unrealized loss of $568, net of tax, in other comprehensive income in the fourth quarter of 2010. The Company continued to earn and collect interest on these investments at the maximum contractual rate. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

Foreign Exchange Risk – The Company has operations in the U.K., Israel, Germany, Mexico and Australia. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations incur costs in their local currency. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates while other segments experience a positive impact related to foreign currency exchange. The Company estimates an additional ten percent devaluation of the U.S. dollar relative to the other foreign currencies it transacts business in would have decreased operating income of its foreign operating units by approximately $4,900 for fiscal 2010. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time.

In addition, the Company enters into certain purchase commitments for materials which, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of the Company’s international operations is made using their foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in accumulated other comprehensive income within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of June 26, 2010, the cumulative net currency translation adjustments increased shareholders’ equity by $44,536.

Foreign currency transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than an operating unit’s functional currency. For fiscal 2010, net transaction losses were $360.

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

The Company acquired PBM Holdings, Inc. (PBM) on April 30, 2010. Because the acquisition was completed in the fourth quarter of the Company’s fiscal year, management was unable to perform the necessary level of documentation and testing to provide a formal report assessing the effectiveness of PBM’s internal control over financial reporting. Therefore, management has excluded from the evaluation of internal control over financial reporting the internal controls of PBM as permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses. As of June 26, 2010, PBM’s total assets represented 27% of the Company’s consolidated total assets. Net sales represented 2% of the Company’s consolidated net sales for fiscal 2010.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 26, 2010. The framework used in carrying out our evaluation was the Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology (COBIT), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework.

Based on the evaluation under these frameworks, management has concluded that internal controls over financial reporting were effective as of June 26, 2010. The results of management’s assessment have been reviewed with the Company’s Audit Committee.

Ernst & Young LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this annual report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Perrigo Company

We have audited Perrigo Company’s internal control over financial reporting as of June 26, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perrigo Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PBM Holdings, Inc., which is included in the fiscal 2010 consolidated financial statements of Perrigo Company and constituted 27% of total assets as of June 26, 2010 and 2% of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of Perrigo Company also did not include an evaluation of the internal control over financial reporting of PBM Holdings, Inc.

In our opinion, Perrigo Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perrigo Company as of June 26, 2010 and June 27, 2009, and the related consolidated statements of income, shareholder’s equity and comprehensive income, and cash flows for each of the two fiscal years in the period ended June 26, 2010 of Perrigo Company, and our report dated August 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

August 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Shareholders

Perrigo Company

We have audited the accompanying consolidated balance sheets of Perrigo Company as of June 26, 2010 and June 27, 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the two fiscal years in the period ended June 26, 2010. Our audits also included the financial statement schedule for the fiscal years ended June 26, 2010 and June 27, 2009 listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perrigo Company at June 26, 2010 and June 27, 2009, and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended June 26, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the two fiscal years in the period ended June 26, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perrigo Company’s internal control over financial reporting as of June 26, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

August 12, 2010

REPORT OF PREDECESSOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perrigo Company

Allegan, Michigan

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of Perrigo Company for the year ended June 28, 2008. In connection with our audit of the financial statements, we have also audited the financial statement schedule for the year ended June 28, 2008 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Perrigo Company for the year ended June 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for the year ended June 28, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Note 1 to the consolidated financial statements, Perrigo Company changed its method of accounting for uncertain tax positions as of July 1, 2007, in accordance with ASC 740-10, “Income Taxes.”

By:	/s/ BDO USA, LLP
BDO USA, LLP
(formally known as BDO Seidman, LLP)

Grand Rapids, Michigan

August 18, 2008, except Note 3 as it pertains to fiscal year 2008, which is as of August 17, 2009

PERRIGO COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year
	2010	2009	2008
Net sales	$2,268,870	$2,006,862	$1,729,921
Cost of sales	1,522,854	1,410,865	1,212,193

Gross profit	746,016	595,997	517,728

Operating expenses
Distribution	28,388	24,203	25,152
Research and development	82,509	77,922	72,191
Selling and administration	270,701	231,639	220,429

Subtotal	381,598	333,764	317,772

Write-off of in-process research and development	19,000	279	2,786
Restructuring	9,523	14,647	2,312

Total	410,121	348,690	322,870

Operating income	335,895	247,307	194,858
Interest, net	28,778	27,154	17,415
Other expense (income), net	(1,069)	1,269	(503)
Investment impairment	-	15,104	-

Income from continuing operations before income taxes	308,186	203,780	177,946
Income tax expense	84,089	62,682	37,749

Income from continuing operations	224,097	141,098	140,197
Income (loss) from discontinued operations, net of tax	(1,551)	2,951	(4,424)

Net income	$222,546	$144,049	$135,773

Earnings (loss) per share(1)
Basic
Continuing operations	$2.45	$1.53	$1.51
Discontinued operations	(0.02)	0.03	(0.05)

Basic earnings per share	$2.43	$1.56	$1.46
Diluted
Continuing operations	$2.41	$1.51	$1.47
Discontinued operations	(0.02)	0.03	(0.05)

Diluted earnings per share	$2.40	$1.54	$1.43
Weighted average shares outstanding
Basic	91,399	92,183	93,124
Diluted	92,845	93,629	95,210
Dividends declared per share	$0.2425	$0.215	$0.195

(1)	The sum of individual per share amounts may not equal due to rounding.

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 26, 2010	June 27, 2009

Assets
Current assets
Cash and cash equivalents	$97,568	$316,133
Restricted cash	400,000	-
Investment securities	557	3
Accounts receivable, net	358,500	325,810
Inventories	448,871	384,794
Current deferred income taxes	26,648	23,261
Income taxes refundable	13,864	8,926
Prepaid expenses and other current assets	28,071	23,658
Current assets of discontinued operations	7,214	51,699

Total current assets	1,381,293	1,134,284
Property and equipment
Land	37,189	22,876
Buildings	306,322	262,990
Machinery and equipment	542,442	478,085

	885,953	763,951
Less accumulated depreciation	(437,037)	(409,634)

	448,916	354,317

Restricted cash	-	400,000
Goodwill and other indefinite-lived intangible assets	622,745	268,819
Other intangible assets, net	587,094	214,207
Other non-current assets	52,688	49,756
Non-current assets of discontinued operations	-	21,854

	$3,092,736	$2,443,237

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$258,493	$271,537
Notes payable	9,000	-
Payroll and related taxes	82,088	54,196
Accrued customer programs	59,898	54,461
Accrued liabilities	88,750	61,704
Accrued income taxes	3,048	3,334
Current portion of long-term debt	400,000	17,181
Current liabilities of discontinued operations	5,428	19,620

Total current liabilities	906,705	482,033
Non-current liabilities
Long-term debt, less current portion	935,000	875,000
Non-current deferred income taxes	55,333	65,326
Other non-current liabilities	107,043	86,476
Non-current liabilities of discontinued operations	-	11,933

Total non-current liabilities	1,097,376	1,038,735
Shareholders’ Equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	-	-
Common stock, without par value, 200,000 shares authorized	428,457	452,243
Accumulated other comprehensive income	39,048	50,592
Retained earnings	619,303	419,086

	1,086,808	921,921
Noncontrolling interest	1,847	548

Total shareholders’ equity	1,088,655	922,469

	$3,092,736	$2,443,237

Supplemental Disclosures of Balance Sheet Information
Related to Continuing Operations
Allowance for doubtful accounts	$7,657	$11,394
Working capital	$472,802	$620,172
Preferred stock, shares issued and outstanding	-	-
Common stock, shares issued and outstanding	91,694	92,209

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock Issued		Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Retained Earnings
	Shares	Amount
Balance at June 30, 2007	93,395	519,419	56,676	124,330	178,374

Net income	-	-	-	135,773	135,773
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $1,852 tax	-	-	(3,440)	(3,440)	-
Foreign currency translation adjustments	-	-	105,826	105,826	-
Change in fair value of investment securities	-	-	(3,453)	(3,453)	-
Post-retirement liability adjustments, net of $229 tax	-	-	(425)	(425)	-
Adjustment to adopt ASC Subtopic 740-10	-	-	-	-	(5,934)
Issuance of common stock under:
Stock options	2,393	32,210	-	-	-
Restricted stock plan	19	-	-	-	-
Compensation for stock options	-	2,730	-	-	-
Compensation for restricted stock	-	5,739	-	-	-
Cash dividends, $0.195 per share	-	-	-	-	(18,219)
Tax effect from stock transactions	-	6,603	-	-	-
Purchases and retirements of common stock	(2,496)	(78,164)	-	-	-

Balance at June 28, 2008	93,311	488,537	155,184	234,281	289,994

Net income	-	-	-	144,049	144,049
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $162 tax	-	-	300	300	-
Foreign currency translation adjustments	-	-	(103,450)	(103,450)	-
Change in fair value of investment securities	-	-	3,956	3,956	-
Adjustment to adopt ASC 320-10-65	-	-	(5,000)	(5,000)	5,000
Post-retirement liability adjustments, net of $214 tax	-	-	(398)	(398)	-
Issuance of common stock under:
Stock options	720	10,062	-	-	-
Restricted stock plan	14	-	-	-	-
Compensation for stock options	-	3,313	-	-	-
Compensation for restricted stock	-	7,040	-	-	-
Cash dividends, $0.215 per share	-	-	-	-	(19,957)
Tax effect from stock transactions	-	5,780	-	-	-
Purchases and retirements of common stock	(1,836)	(62,489)	-	-	-

Balance at June 27, 2009	92,209	452,243	50,592	39,457	419,086

Net income	-	-	-	222,546	222,546
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $898 tax	-	-	1,668	1,668	-
Foreign currency translation adjustments	-	-	(12,212)	(12,212)	-
Change in fair value of investment securities	-	-	(568)	(568)	-
Post-retirement liability adjustments, net of $233 tax	-	-	(432)	(432)	-
Issuance of common stock under:
Stock options	1,347	21,444	-	-	-
Restricted stock plan	200	-	-	-	-
Compensation for stock options	-	3,854	-	-	-
Compensation for restricted stock	-	10,842	-	-	-
Cash dividends, $0.2425 per share	-	-	-	-	(22,329)
Tax effect from stock transactions	-	11,162	-	-	-
Purchases and retirements of common stock	(2,062)	(71,088)	-	-	-

Balance at June 26, 2010	91,694	$428,457	$39,048	$211,002	$619,303

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2010	2009	2008
Cash Flows From (For) Operating Activities
Net income	$222,546	$144,049	$135,773
Adjustments to derive cash flows
Write-off of in-process research and development	19,000	279	2,786
Depreciation and amortization	76,133	70,142	69,231
Restructuring and asset impairment	9,523	31,351	12,658
Gain on sale of business	(750)	-	-
Share-based compensation	14,696	10,353	8,469
Income tax benefit from exercise of stock options	(1,302)	(3,490)	3,992
Excess tax benefit of stock transactions	(9,860)	(2,290)	(10,595)
Deferred income taxes	(10,347)	(1,422)	(1,542)

Sub-total	319,639	248,972	220,772

Changes in operating assets and liabilities, net of asset and business acquisitions and disposition
Accounts receivable	(6,886)	6,446	(38,742)
Inventories	(30,199)	341	(72,480)
Income taxes refundable	4,938	(1,066)	(6,883)
Accounts payable	(21,166)	24,821	67,638
Payroll and related taxes	30,523	(20,621)	27,046
Accrued customer programs	5,142	1,124	5,450
Accrued liabilities	4,716	(13,483)	1,773
Accrued income taxes	8,275	13,201	31,274
Other	(809)	(1,390)	8,467

Sub-total	(5,466)	9,373	23,543

Net cash from operating activities	314,173	258,345	244,315

Cash Flows (For) From Investing Activities
Purchase of securities	-	-	(176,298)
Proceeds from sales of securities	-	-	208,097
Acquired research and development	(19,000)	-	-
Additions to property and equipment	(55,892)	(59,238)	(44,824)
Proceeds from sale of business	35,980	-	-
Cash acquired in asset exchange	-	2,115	-
Acquisitions of assets	(10,262)	(1,000)	(12,401)
Acquisitions of businesses, net of cash acquired	(868,802)	(88,248)	(83,312)
Equity investment	-	-	(12,500)

Net cash for investing activities	(917,976)	(146,371)	(121,238)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(8,771)	(13,736)	(11,776)
Borrowings of long-term debt	625,000	-	465,000
Repayments of long-term debt	(165,000)	(31,380)	(225,801)
Deferred financing fees	(5,813)	-	-
Excess tax benefit of stock transactions	9,860	2,290	10,595
Issuance of common stock	21,444	10,062	32,210
Repurchase of common stock	(71,088)	(62,489)	(78,164)
Cash dividends	(22,329)	(19,957)	(18,219)

Net cash (for) from financing activities	383,303	(115,210)	173,845

Effect of exchange rate changes on cash	1,931	769	(8,623)

Net increase (decrease) in cash and cash equivalents	(218,569)	(2,467)	288,299

Cash and cash equivalents of continuing operations, beginning of period	316,133	318,599	30,301
Cash balance of discontinued operations, beginning of period	4	5	4

Cash and cash equivalents, end of period	97,568	316,137	318,604
Less cash balance of discontinued operations, end of period	-	(4)	(5)

Cash and cash equivalents of continuing operations, end of period	$97,568	$316,133	$318,599

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$43,617	$47,066	$37,111
Interest received	$21,336	$24,348	$21,664
Income taxes paid	$76,051	$73,276	$32,718
Income taxes refunded	$1,433	$11,283	$7,693

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company, through several wholly owned subsidiaries, manufactures and sells consumer healthcare products, infant formulas, generic prescription (Rx) drugs, active pharmaceutical ingredients (API) and pharmaceutical and medical diagnostic products primarily in the U.S., Israel, Europe, Mexico and Australia. In the U.S., these subsidiaries consist primarily of L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., Perrigo Holland, Inc. (formerly J.B. Laboratories, Inc.), Perrigo Florida, Inc. (formerly Unico Holdings, Inc.) and PBM Holdings, Inc. Outside the U.S., these subsidiaries consist primarily of Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Brunel Pharma Limited (formerly Brunel Healthcare Ltd.), Galpharm Healthcare Ltd and Orion Laboratories Pty Ltd. As used herein, the “Company” means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

Basis of Presentation

The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal years 2010, 2009 and 2008 were comprised of 52 weeks and ended June 26, 2010, June 27, 2009 and June 28, 2008, respectively. The Company has reclassified certain balance sheet amounts in the prior years primarily related to discontinued operations to conform to the current year presentation. The amounts reclassified had no effect on retained earnings or net income.

Discontinued Operations

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the consolidated financial statements for all periods presented. As of February 26, 2010, the sale was completed resulting in a pre-tax gain on the sale of $750, which is included in loss from discontinued operations in the consolidated statement of income for fiscal 2010. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company consolidates results of operations and financial position of its U.K., Mexico, Germany, Israel and India subsidiaries on a twelve-month period ending in May. All material intercompany transactions and balances have been eliminated in consolidation. The Company owns a noncontrolling interest in a Chinese company. This investment is accounted for using the equity method and is recorded in other non-current assets. The Company’s equity in earnings (losses) of this investee is not material and is included in Other expense (income), net. In the fourth quarter of fiscal 2008, the Company obtained a noncontrolling interest in a U.S. pharmaceutical development company. This investment is accounted for using the cost method.

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

The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates and shelf stock adjustments, which are recorded as revenues are recognized. Certain of these customer-related accruals and allowances are recorded in the balance sheet as current liabilities, and others are recorded as a reduction in accounts receivable. The accrual or allowance is generally estimated based on contractual requirements and historical performance of the customers involved in the program. Changes in these estimates and assumptions related to customer programs may result in additional accruals or allowances. Customer-related accruals and allowances were $63,735 at June 26, 2010 and $56,462 at June 27, 2009.

Revenues from service and royalty arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and developmental services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of Accounting Standard Codification (ASC) Subtopic 605-25, “Revenue Recognition – Multiple-Element Arrangements” (ASC 605-25). If the separate elements meet the requirements of ASC 605-25, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on the residual method. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract.

Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses incurred by the Company are included in cost of sales.

Financial Instruments

The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable, notes payable and variable rate long-term debt, approximate their fair value. See Note 8 for the fair value disclosure of the Company’s restricted cash and fixed rate long-term debt.

Effective June 29, 2008 and June 28, 2009, the Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820), for financial assets and liabilities and nonfinancial assets and liabilities, respectively. ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the consolidated financial statements as a result of the adoption of ASC 820. The additional disclosure requirements regarding fair value measurements are included in Note 5.

The Company also adopted the provisions of ASC 825-10-10 at the beginning of its first quarter of fiscal 2009. ASC 825-10-10 expands the use of fair value measurement by permitting entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Upon adoption, the Company elected not to expand the use of fair value accounting beyond those assets and liabilities currently required to use this basis of measurement.

Derivative Instruments

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates and foreign currency exchange rates. The Company accounts for derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income, net of tax. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument affect earnings. All of the Company’s designated hedging instruments are classified as cash flow hedges.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $167,000. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

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

Investment Securities

The Company determines the appropriate classification of all investment securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date in accordance with ASC Topic 320, “Investments – Debt and Equity Securities”. Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. The Company assesses whether temporary or other-than-temporary gains or losses on its investment securities have occurred due to increases or declines in fair value or other market conditions – see Note 5 for the Company’s current year assessment. If losses are considered temporary, they are reported on a net of tax basis within other comprehensive income. If losses are considered other-than-temporary, the credit loss portion is charged to operations and the non-credit loss portion is charged to other comprehensive income. Because the Company has determined that all of its investment securities are available-for-sale, unrealized gains and losses are reported, net of tax, as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on investment securities are determined using the specific identification method. Amortization of premiums and discounts are included in interest income.

Accounts Receivable

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for doubtful accounts was $7,657 at June 26, 2010 and $11,394 at June 27, 2009.

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

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. For fiscal 2010, 2009 and 2008, the required annual testing resulted in no impairment charge. See Note 7 for further information. Goodwill was $616,348 at June 26, 2010 and $263,923 at June 27, 2009.

Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-competition agreements and trade names and trademarks. These assets include those obtained in the acquisitions of Agis Industries (1983) Ltd. (Agis) in fiscal 2005; Glades Pharmaceuticals, LLC (Glades) in fiscal 2007; Qualis, Inc. and Galpharm Healthcare Ltd. (Galpharm) in fiscal 2008; J.B. Laboratories, Inc. (JBL), Laboratorios Diba, S.A. (DIBA) and Unico Holdings, Inc. (Unico) in fiscal 2009; and Orion Laboratories Pty Ltd. (Orion) and PBM Holdings, Inc. (PBM) in fiscal 2010. The assets categorized as developed product technology/formulation and product rights, as well as certain distribution and license agreements and non-competition agreements, are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships and certain distribution agreements. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts it as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. See Note 7 for further information. Other intangible assets had a net carrying value of $593,491 at June 26, 2010 and $219,103 at June 27, 2009.

The Company periodically reviews all other long-lived assets that have finite lives and that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows.

Share-Based Awards

Share-based compensation awards are recognized at fair value in accordance with ASC Topic 718 “Compensation – Stock Compensation”.

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

The Company adopted the provisions of ASC Subtopic 740-10 (ASC 740-10) on July 1, 2007. In accordance with ASC 740-10, the Company records reserves for uncertain tax positions to the extent it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect any change in such, to the extent it arises, as a component of its income tax provision or benefit.

Research and Development

Research and development are key components of the Company’s business strategy and, while managed centrally on a global basis, are performed in various locations in the U.S. and abroad. Development for the Consumer Healthcare markets focuses on products comparable in formulation, quality and effectiveness to existing national brand over-the-counter (OTC) products and Rx-to-OTC switch products. Within Consumer Healthcare, infant formulas require clinical studies to prove safety of ingredients, formulation and effectiveness of the products. Development of generic prescription drugs, primarily for the U.S. market, focuses on complex formulations, many of which require costly clinical endpoint trials. Development of API for the global market also focuses on complex products with high barriers to entry. The Company expenses research and development when incurred. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

The Company actively partners with other pharmaceutical companies to collaboratively develop, manufacture and market a particular product or group of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. Research and development spending was $82,509 for fiscal 2010, $77,922 for fiscal 2009, and $72,191 for fiscal 2008. In addition, fiscal 2010 included charges of $14,000 and $5,000 for the write-offs of in-process research and development related to the Abbreviated New Drug Applications (ANDAs) acquired from KV Pharmaceuticals (KV) and Novel Laboratories, Inc. (Novel), respectively, fiscal 2009 included a $279 charge for the write-off of in-process research and development related to the Diba acquisition, and fiscal 2008 included a $2,786 charge for the write-off of in-process research and development related to the Galpharm acquisition. See Note 19 regarding the Company’s current agreements.

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

Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17, “Revenue Recognition – Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition.” The amendments in the ASU provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The amendments in the ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. Vendors may also elect to adopt the amendments in the ASU retrospectively for all prior periods. The guidance in this ASU is effective for the Company in the first quarter of fiscal 2011. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” This ASU codifies the consensus reached in Emerging Issues Task Force Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (ASC Topic 855) – Amendments to Certain Recognition and Disclosure Requirements”. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance, except as it relates to conduit debt obligors. The Company adopted the guidance in this ASU in the third quarter of fiscal 2010 and accordingly removed the related disclosure from Note 1 under Basis of Presentation. Since this guidance relates specifically to disclosures, it had no impact on the Company’s consolidated results of operations or financial position.

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

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (ASC Topic 860) – Accounting for Transfers of Financial Assets” (ASU 2009-16). ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets, and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. This guidance is effective for the Company in the first quarter of fiscal 2011. The Company does not expect ASU 2009-16 to have a material effect on its condensed consolidated results of operations or its financial position upon adoption.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 amends the criteria in ASC Subtopic 605-25, “Revenue Recognition – Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. This guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: a) vendor-specific objective evidence; b) third-party evidence; or c) estimates. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has chosen not to early adopt ASU 2009-13; therefore, the effects of the Company’s adoption of this ASU will depend upon the extent and magnitude of revenue arrangements the Company enters into or materially modifies after June 26, 2010.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820) – Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, for the fair value of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the ASU. The guidance in this ASU was effective for the Company in the second quarter of fiscal 2010 and did not have a material effect on its condensed consolidated results of operations or its financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the “Codification” as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification, which changes the referencing of financial standards, is effective for financial statements for interim or annual financial periods ending after September 15, 2009. The Company adopted the Codification at the beginning of its first quarter of fiscal 2010 and has included the new Codification references in this Form 10-K.

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

Also in April 2009, the FASB issued ASC Subtopic 805-20 (ASC 805-20) which amends and clarifies ASC Subtopic 805-10 on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805-20 effective June 28, 2009. See Note 2 for business acquisitions the Company acquired in fiscal 2010.

In June 2008, the FASB issued ASC Subtopic 260-10 (ASC 260-10) which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method already provided in ASC Topic 260. This guidance is effective for fiscal years beginning after December 15, 2008. Dividend equivalents on the Company’s unvested share-based payment transactions are forfeited if the corresponding shares do not vest; therefore, ASC 260-10 did not have any impact on the Company’s consolidated financial statements upon adoption.

In April 2008, the FASB issued ASC Subtopic 350-30 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under ASC Topic 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Subtopic 805-10 and other U.S. GAAP. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010 and did not have an effect on its condensed consolidated results of operations or its financial position as the Company did not renew or extend assumptions related to useful lives of its intangible assets.

In February 2008, the FASB issued ASC 820-10-55 which delayed the effective date of ASC Topic 820 for certain nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company’s nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis consist primarily of goodwill and other indefinite-lived intangible assets, as well as intangible assets subject to amortization. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010, and the required disclosures have been provided in Note 5.

In December 2007, the FASB issued ASC Subtopic 805-10 (ASC 805-10) to further enhance the accounting and financial reporting related to business combinations. ASC 805-10 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC Topic 805 became effective at the beginning of the Company’s first quarter of fiscal 2010. ASC 805-10 requires transactions costs associated with a business combination to be expensed in the period of the acquisition, which were capitalized in accordance with the existing accounting requirements at the time of the acquisition. See Note 2 for business acquisitions the Company completed in fiscal 2010.

In December 2007, the FASB issued ASC 810-10-65 to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-65 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (v) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010 and did not have a material effect on its condensed consolidated results of operations or its financial position.

In December 2007, the FASB ratified the consensus reached by ASC Subtopic 808-10 (ASC 808-10). ASC Subtopic 808-10 focuses on defining a collaborative agreement as well as the accounting for transactions between participants in a collaborative agreement and between the participants in the arrangement and third parties. The guidance concluded that both types of transactions should be reported in each participant’s respective income statement. ASC 808-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This guidance was effective at the beginning of the Company’s first quarter of fiscal 2010. See Note 19 for additional information related to the Company’s adoption of this guidance.

NOTE 2 – ACQUISITIONS

Acquired Research and Development

On May 13, 2010, the Company acquired the pending ANDA for the generic therapeutical equivalent of HalfLytely® and Bisacodyl tablets bowel prep kit from Novel for $3,000 in cash and a $2,000 milestone payment based on tentative approval of the ANDA by the U.S. Food and Drug Administration (FDA). The milestone payment and the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the fourth quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment.

On September 21, 2009, the Company acquired the ANDA for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. This product is the equivalent to Stiefel Laboratories’ (Steifel), a subsidiary of GlaxoSmithKline, Duac® gel, indicated for the topical treatment of inflammatory acne vulgaris. Excluding the milestone payment, the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the second quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment.

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

Business Acquisitions

The Company completed various business acquisitions during fiscal 2010 and 2009 as summarized below.

Fiscal 2010

PBM Holdings, Inc. – On April 30, 2010, the Company acquired 100% of the shares of PBM for $841,367, which included cash acquired as of the transaction date of $30,591. As of the end of the fourth quarter of fiscal 2010, the Company incurred approximately $11,100 of acquisitions costs, of which approximately $3,200 and $7,900 were expensed in operations in the third and fourth quarter of fiscal 2010, respectively. Headquartered in Gordonsville, Virginia, PBM was the leading manufacturer and distributor of store brand infant formulas and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for PBM are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from May 1, 2010 to June 26, 2010. In fiscal 2010, PBM contributed approximately $39,600 in revenue, with an operating loss of approximately $700, which included a charge to cost of sales related to the step-up in value of inventory acquired of $9,402.

The preliminary allocation of the $841,367 purchase price through June 26, 2010 was:

Cash	$30,591
Accounts receivable	18,893
Inventory	38,419
Property and equipment	62,084
Other assets	3,816
Goodwill	331,576
Intangible assets	382,500

Total assets acquired	867,879

Accounts payable	10,231
Other current liabilities	125
Accrued expenses	16,156

Total liabilities assumed	26,512

Net assets acquired	$841,367

This preliminary purchase price is subject to finalization of certain pre-acquisition tax-related contingencies and a post-closing working capital adjustment.

The excess of the purchase price over the fair value of net assets acquired, amounting to $331,576, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting purposes but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Product formulations	$107,000
Developed product technology	4,200
Trade names and trademarks	1,900
Distribution agreements	18,000
Customer relationships	250,000
Non-competition agreements	1,400

Total intangible assets acquired	$382,500

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the discounted cash flow method and the lost income method. Developed product technology and product formulations are based on a 15- and 10-year useful life, respectively, and amortized on a straight-line basis. Trade names and trademarks are based on an indefinite life. Distribution agreements and customer relationships are based on a 20-year useful life and amortized on an accelerated basis. There is one non-competition agreement, which is based on a five-year life and amortized on a straight-line basis.

At the time of the acquisition, a step-up in the value of inventory of $9,402 was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the fourth quarter of fiscal 2010 as the inventory was sold. In addition, fixed assets were written up by $5,002 to their estimated fair market value based on a valuation method that included both the cost and market approach. This additional step-up in value is being depreciated over the estimated useful lives of the assets.

Orion Laboratories Pty Ltd. – On March 8, 2010, the Company acquired 100% of the outstanding shares of privately-held Orion for $48,638 in cash. The Company incurred approximately $600 of acquisition costs, all of which were expensed in operations in the third quarter of fiscal 2010. Located near Perth, Western Australia, Orion is a leading supplier of OTC store brand pharmaceutical products in Australia and New Zealand. In addition, Orion manufactures and distributes pharmaceutical products supplied to hospitals in Australia. The acquisition of Orion expands the Company’s global presence and product portfolio into Australia and New Zealand. The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Orion are included in the Consumer Healthcare segment of the Company’s consolidated results of operations for the period from March 8 to June 26, 2010.

The preliminary allocation of the $48,638 purchase price through June 26, 2010 was:

Cash	$671
Accounts receivable	3,146
Inventory	4,484
Property and equipment	11,490
Other assets	247
Goodwill	22,095
Intangible assets	15,600

Total assets acquired	57,733

Accounts payable	2,247
Other current liabilities	954
Deferred tax liability	4,791
Taxes payable	1,103

Total liabilities assumed	9,095

Net assets acquired	$48,638

This preliminary purchase price is subject to adjustment once book/tax basis differences and a post-closing working capital adjustment have been finalized. The purchase price was reduced by $859 in the fourth quarter of fiscal 2010 as the result of a partial settlement of the working capital accounts. These matters are anticipated to be resolved in the first quarter of fiscal 2011.

The excess of the purchase price over the fair value of net assets acquired, amounting to $22,095, was recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Product formulations	$1,182
Customer relationships	12,000
Non-competition agreements	2,418

Total intangible assets acquired	$15,600

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the discounted cash flow method and the lost income method. Product formulations are based on a 10-year useful life and amortized on a straight-line basis. Customer relationships are based on 15- or 10-year useful lives based on the type of relationship and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. There are three non-competition agreements, each based on a five-year life and amortized on a straight-line basis.

At the time of the acquisition, a step-up in the value of inventory of $495 was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the fourth quarter of fiscal 2010 as the inventory was sold. In addition, fixed assets were written up by $1,132 to their estimated fair market value based on a valuation method that included both the cost and market approach. This additional step-up in value is being depreciated over the estimated useful lives of the assets.

Vedants Drug & Fine Chemicals Private Ltd. – To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited (Vedants), an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products currently manufactured in Israel and that had been manufactured in Germany. The acquisition was accounted for using the acquisition method, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Vedants are included in the API segment of the Company’s consolidated results of operations for the period from August 6 to the end of the Company’s fourth fiscal quarter. Operations related to the noncontrolling interest are immaterial.

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

The following unaudited pro forma financial information presents results as if the fiscal 2010 business acquisitions had occurred at the beginning of the respective periods:

(Unaudited)	Fiscal 2010	Fiscal 2009
Net sales	$2,510,823	$2,297,637
Income from continuing operations	$245,418	$153,879
Basic earnings from continuing operations per share	$2.69	$1.67
Diluted earnings from continuing operations per share	$2.64	$1.64

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization related to intangible assets arising from the acquisitions and interest expense on acquisition debt, if applicable. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions occurred at the beginning of the respective periods or of future results.

Fiscal 2009

Unico Holdings, Inc. – On November 13, 2008, the Company acquired 100% of the outstanding shares of privately-held Unico for $51,853 in cash, including $164 of acquisition costs. Based in Lake Worth, Florida, Unico was the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition of Unico expands the Company’s global presence and product portfolio in the U.S. The acquisition was accounted for under the purchase method of accounting. The operating results for Unico are included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the second quarter of fiscal 2009.

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

The excess of the purchase price over the fair value of net assets acquired, amounting to $23,559, was recorded as goodwill in the consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$24,800
Non-competition agreements	1,391

Total intangible assets acquired	$26,191

Management assigned fair values to the customer relationships and non-competition agreements through the discounted cash flow method and the lost income method, respectively. Customer relationships are based on 20-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. There are three non-competition agreements; two agreements are based on a five-year useful life and the other agreement is based on a two-year useful life. All non-competition agreements are amortized on a straight-line basis.

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

Laboratorios Diba, S.A. – On October 6, 2008, the Company announced that it acquired 100% of the outstanding shares of privately-held Diba for $24,500 in cash, including $1,000 of acquisition costs. Based in Guadalajara, Mexico, Diba was a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and ophthalmics. The acquisition of Diba expands the Company’s global presence and product portfolio in Mexico. The acquisition was accounted for under the purchase method of accounting. The operating results for Diba are included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the second quarter of fiscal 2009.

The purchase price of $24,500 was allocated as follows:

Cash	$1,530
Accounts receivable	2,715
Inventory	3,878
Property and equipment	5,639
Other assets	746
Goodwill	8,181
Intangible assets	5,047

Total assets acquired	27,736

Accounts payable	529
Other liabilities	1,527
Deferred tax liabilities	1,180

Total liabilities assumed	3,236

Net assets acquired	$24,500

The excess of the purchase price over the fair value of net assets acquired, amounting to $8,181, was recorded as goodwill in the consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$1,717
Developed product technology	1,276
Trade name and trademarks	1,204
Non-competition agreements	571
In-process research and development	279

Total intangible assets acquired	$5,047

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, discounted cash flow method and lost income method. Customer relationships are based on eight-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. The average estimated useful life of the developed product technology is eight years. Trade name and trademarks were determined to have indefinite useful lives. Accordingly, no amortization has been recorded for these intangible assets. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and adjusts them as necessary. There are two non-competition agreements, each based on a five-year useful life and amortized on a straight-line basis. The amount allocated to in-process research and development was charged to operations as of the acquisition date. Management assigned fair values to in-process research and development related to ongoing projects using a relief from royalty method on forecasted revenues directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a required rate of return of 16% and commencement of net cash inflows that varied between one and two years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and, therefore, was required to be expensed as of the acquisition date. The Company estimates that the amount it will incur in additional costs related to the efforts necessary to develop the acquired, incomplete technology into commercially viable products will be immaterial.

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

J.B. Laboratories, Inc. – On September 16, 2008, the Company acquired 100% of the outstanding shares of JBL, a privately-held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $42,962, including debt assumed. The Company acquired JBL to obtain additional FDA-compliant production capacity to help service current and future customer needs. The Company paid $14,939 in cash, including acquisition costs of $436, and assumed $28,023 of existing debt, of which $25,293 was repaid immediately and the remaining $2,730 was repaid in the second quarter of fiscal 2009. The acquisition was accounted for under the purchase method of accounting. The operating results for JBL are included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the second quarter of fiscal 2009.

The purchase price of $42,962 was allocated as follows:

Cash	$743
Accounts receivable	5,989
Inventory	11,747
Property and equipment	34,444
Other assets	923
Goodwill	5,018
Intangible assets	1,575

Total assets acquired	60,439

Accounts payable	10,207
Other current liabilities	2,075
Notes payable	11,006
Long-term debt	17,017
Deferred tax liabilities	5,195

Total liabilities assumed	45,500

Net assets acquired	14,939
JBL debt assumed on the closing date	28,023

Total purchase consideration	$42,962

In connection with the acquisition, the Company accrued $795 for estimated restructuring costs that were included in the allocation of the purchase price. During the third quarter of fiscal 2009, the Company finalized the restructuring plan, which resulted in an adjustment to the restructuring accrual. The restructuring costs consisted of employee termination benefits for 12 employees, all of which had been paid as of December 26, 2009. The activity related to the employee termination benefits is as follows:

Fiscal 2009 Restructuring Employee Termination
Balance at September 27, 2008	$795
Payments	(447)
Adjustments	(264)
Balance at June 27, 2009	84
Payments	(84)

Balance at December 26, 2009	$-

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

Fiscal 2008

Galpharm Healthcare Ltd. – On January 9, 2008, the Company acquired 100% of the outstanding shares of Galpharm, a leading supplier of OTC store brand pharmaceutical products sold by supermarkets, drug stores and pharmacies in the U.K., for $83,312. The acquisition of Galpharm expanded the Company’s global presence and complements its existing U.K. business. The Company paid approximately $54,300 in cash, including acquisition costs of $1,500, and assumed approximately $29,000 of existing debt, which was repaid immediately. The acquisition was accounted for under the purchase method of accounting. The operating results for Galpharm were included in the Consumer Healthcare segment of the Company’s condensed consolidated financial statements beginning in the third quarter of fiscal 2008.

The purchase price was $83,312 and was allocated as follows:

Inventory	$16,179
Accounts receivable	10,101
Other current assets	485
Property and equipment	1,189
Goodwill	38,566
Intangible assets	44,105

Total assets acquired	110,625

Accounts payable	6,257
Other current liabilities	9,805
Deferred tax liability	11,251

Total liabilities assumed	27,313

Total purchase price	$83,312

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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and estimating discounted forecasted cash flows. Trade names and trademarks were determined to have indefinite useful lives. Accordingly, no amortization was recorded for these intangible assets. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and adjusts them as necessary. The average estimated useful life of the developed product technology and product rights is 10 years. License and distribution agreements are also estimated at 10 years. Both categories are being amortized on a straight line basis. Customer relationships are based on 15-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the life of the relationships. The amount allocated to in-process research and development was charged to operations as of the acquisition date. Management assigned fair values to in-process research and development related to ongoing projects using a relief from royalty method on forecasted revenues directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a required rate of return of 14% and commencement of net cash inflows that varied between one and three years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and, therefore, was required to be expensed at that time. The Company estimates that the amount it will incur in additional costs related to the efforts necessary to develop the acquired, incomplete technology into commercially viable products will be immaterial.

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

Qualis, Inc. – On July 3, 2007, the Company acquired the stock of Qualis, Inc., a privately owned manufacturer of store brand pediculicide products, for $12,401. The assets acquired consisted of the intangible assets attributable to the products acquired, which included primarily store brand OTC product formulations that compare to Rid® and Nix® brand products. The acquired assets expanded the Company’s OTC product portfolio in the U.S. The acquired assets and operating results related to these products are recorded in the Company’s Consumer Healthcare segment beginning in the first quarter of fiscal 2008.

NOTE 3 – DISCONTINUED OPERATIONS

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. This business primarily sells consumer products to the Israeli market, including cosmetics, toiletries and detergents, and was previously reported as part of the Company’s Other category. Based on management’s strategic review of its portfolio of businesses, the Company decided to sell the Israel Consumer Products business to a third party. In the third quarter of fiscal 2009, the Israel Consumer Products business had met the criteria set forth in ASC 360-10 to be accounted for as discontinued operations.

On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group, for approximately $55,000, of which approximately $11,000 was to be contingent upon satisfaction of contingency factors specified in the agreement. On February 26, 2010, the sale to Emilia Group was completed for approximately $47,000, of which approximately $11,000 is contingent upon satisfaction of contingency factors specified in the agreement. The change from the preliminary purchase price to the closing price was due to post-signing working capital adjustments as defined by the agreement. The final purchase price is subject to post-closing working capital adjustments as defined by the agreement. The Company is currently in arbitration in order to settle the final post-closing working capital adjustment. The Company recorded a pre-tax gain on the sale of $750, which is included in loss from discontinued operations in the consolidated statement of income for fiscal 2010. Under the terms of the agreement, the Company will provide distribution and support services for the importation of private label cosmetics from this business into the U.S. market, as well as back-office transition services in Israel for up to 12 months after the close of the transaction. These services will be fully transferred to Emilia Group by the end of the third quarter of fiscal 2011.

The Company has reflected the results of this business as discontinued operations in the consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. The operating results related to the support and distribution services will be classified as discontinued operations as the cash flows received for providing the services are immaterial to the Company, and the Company has no significant continuing involvement in the operations of the Israel Consumer Products business.

Results of discontinued operations were as follows:

	Fiscal Year
	2010	2009	2008
Net sales	$72,647	$89,454	$92,210

Income (loss) before income taxes (including gain on sale of $750)	$(782)	$182	$2,498
Income tax benefit (expense)	(769)	2,769	(6,922)

Income (loss) from discontinued operations, net of tax	$(1,551)	$2,951	$(4,424)

The assets and liabilities classified as discontinued operations as of June 26, 2010 and June 27, 2009 were as follows:

	June 26, 2010	June 27, 2009
Cash	$-	$4
Accounts receivable, net	1,689	24,438
Inventories	5,482	26,207
Prepaid expenses and other current assets	43	1,050

Current assets of discontinued operations	$7,214	$51,699

Property and equipment, net	$-	$13,567
Other intangible assets, net	-	3,572
Other non-current assets	-	4,715

Non-current assets of discontinued operations	$-	$21,854

Accounts payable	$3,518	$14,637
Accrued payroll and other accrued liabilities	1,910	4,983

Current liabilities of discontinued operations	$5,428	$19,620

Deferred taxes and other non-current liabilities	$-	$11,933

Non-current liabilities of discontinued operations	$-	$11,933

As of June 26, 2010, the remaining assets and liabilities recorded in discontinued operations relate to distribution services that will cease within a year, as specified in the transaction agreement.

NOTE 4 – EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows:

	Fiscal Year
	2010	2009	2008
Numerator:
Income from continuing operations	$224,097	$141,098	$140,197
Income (loss) from discontinued operations, net of tax	(1,551)	2,951	(4,424)

Net income used for both basic and diluted EPS	$222,546	$144,049	$135,773

Denominator:
Weighted average shares outstanding for basic EPS	91,399	92,183	93,124
Dilutive effect of share-based awards	1,446	1,446	2,086

Weighted average shares outstanding for diluted EPS	92,845	93,629	95,210

Share-based awards outstanding that were anti-dilutive totaled 24 and 225 for fiscal 2010 and fiscal 2009, respectively. For fiscal 2008, there were no share-based awards outstanding that were anti-dilutive. Share-based awards that were anti-dilutive were excluded from the diluted EPS calculation.

NOTE 5 – FINANCIAL INSTRUMENTS

ASC 820 provides a consistent definition of fair value, which focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. As required, effective June 29, 2008 and June 28, 2009, the Company adopted the provisions of ASC 820 for financial assets and liabilities and nonfinancial assets and liabilities, respectively. This Topic requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2:	Either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table summarizes the valuation of the Company’s instruments by the above pricing categories as of June 26, 2010:

Fair Value Measurements as of June 26, 2010 Using:

	Total as of June 26, 2010	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$64,177	$64,177	$-	$-
Investment securities	4,950	-	-	4,950
Funds associated with Israeli post employment benefits	15,044	-	15,044	-

Total	$84,171	$64,177	$15,044	$4,950

Liabilities:
Foreign currency forward contracts, net	$4,056	$-	$4,056	$-

Total	$4,056	$-	$4,056	$-

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and variable rate long-term debt, approximate their fair value. See Note 8 regarding the fair value of the Company’s restricted cash and fixed rate long-term debt. No significant transfers between Level 1 and Level 2 occurred during the six months ended June 26, 2010. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 26, 2010, the Company had $15,044 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets.

The Company’s investment securities include auction rate securities (ARS) totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Historically, the carrying value of ARS approximated their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the credit markets beginning in calendar 2008, ARS have failed to settle at auction resulting in an illiquid market for these types of securities for an extended period of time. Recent indications are that a market is starting to materialize for these securities, but at a much reduced level than the pre-2008 period. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets.

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

Also during the fourth quarter of fiscal 2009, the Company engaged the services of an independent third-party valuation firm to assist the Company in determining the noncredit component of the previously recognized other-than-temporary impairment related to its ARS. As in accordance with ASC 320-10-65, the Company recorded a $5,000 adjustment from retained earnings to accumulated other comprehensive income to reclassify the noncredit component of the $15,104 other-than-temporary impairment charge it recognized in the second quarter of fiscal 2009.

The Company engaged the services of an independent third-party valuation firm in the second and fourth quarters of fiscal 2010 to assist the Company in updating the estimates of the current fair value of these securities. Based on updated estimates of the current fair value of these securities from the valuation firm, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors, the Company determined that the fair value of the securities remained consistent with the prior period at the recorded value of $4,961 in the second quarter and was valued at $4,393 in the fourth quarter. Accordingly, the Company recorded an unrealized loss of $568, net of tax, in other comprehensive income in the fourth quarter of 2010. The Company continued to earn and collect interest on these investments at the maximum contractual rate. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make any adjustments it deems necessary to reflect the fair value of these securities.

In addition to ARS, the Company held certain collateralized debt obligations as of June 26, 2010 totaling $557, which are backed primarily by U.S. Treasury obligations.

The following table presents a rollforward of the assets measured at fair value using unobservable inputs (Level 3) at June 26, 2010:

Investment Securities (Level 3)
Balance as of June 29, 2008	$-
Transfers into Level 3	15,101
Previously recorded decline of fair value in other comprehensive income	3,453
Other-than-temporary impairment loss	(13,542)
Unrealized gain on ARS	503
Foreign currency translation	13

Balance as of June 27, 2009	$5,528

Transfers into Level 3	-
Foreign currency translation	(10)
Unrealized loss on ARS	(568)

Balance as of June 26, 2010	$4,950

At June 26, 2010, all of the Company’s investments in debt and equity securities were classified as available-for-sale, and, as a result, were reported at fair value. The following is a summary of the Company’s available-for-sale securities:

	June 26, 2010	June 27, 2009
Equity securities	$-	$1
Corporate debt securities (ARS)	4,393	4,961
Other debt securities	557	569

Total	$4,950	$5,531

Excluding corporate debt securities, the fair value of available-for-sale investment securities approximated amortized cost as of June 26, 2010 and June 27, 2009. Unrealized gains and losses for investment securities other than corporate debt securities were not material and were included in other comprehensive income, net of tax. The gross realized gains and losses on the sale of these securities are determined using the specific identification method.

	Fiscal Year
	2010	2009	2008
Proceeds from the sale of investment securities	$-	$-	$208,097
Gross realized gain	$-	$-	$1,028
Gross realized loss	$-	$-	$1,134

The following table summarizes the contractual maturities of debt securities at June 26, 2010:

Less than 1 year	$557
Due in 1 to 5 years	-
Due after 5 years	4,393

Total	$4,950

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows:

	June 26, 2010	June 27, 2009
Finished goods	$210,186	$168,082
Work in process	117,301	107,943
Raw materials	121,384	108,769

Total inventories	$448,871	$384,794

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

In the third quarter of fiscal 2010, the Company changed the annual testing date for evaluating goodwill and indefinite-lived intangible asset impairment from the end of the second (Consumer Healthcare reporting units) and third quarters (Rx Pharmaceuticals and API reporting units) to the beginning of the fourth quarter of the fiscal year for all reporting units. This voluntary change in accounting method was implemented and considered preferable because (1) the use of a common testing date enables the Company to make valuation assumptions as of a consistent date for all reporting units; (2) it better aligned with the Company’s annual budgeting process and allows the most recent projected financial information to be used when developing discounted cash flows in the reporting unit valuation models; and (3) it allowed the Company more time in a given fiscal reporting period to accurately assess the recoverability of goodwill and indefinite-lived intangible assets, and thus, would improve its overall financial reporting. To accommodate this change and meet the one-year testing window requirement of ASC 350, “Intangibles–Goodwill and Other”, the Company evaluated goodwill and indefinite-lived intangible assets for impairment at the end of the second quarter (Consumer Healthcare reporting units), the end of the third quarter (Rx Pharmaceuticals and API reporting units) and the beginning of the fourth quarter (all reporting units) during fiscal 2010. The current and prior year testing resulted in no impairment charges being recorded.

In fiscal 2010, there were additions to goodwill in the Consumer Healthcare segment related to the acquisitions of Orion and PBM, as well as additions in the API segment related to the acquisition of Vedants. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Rx Pharma- ceuticals	API	Total
Balance as of June 28, 2008	$86,113	$95,962	$100,342	$282,417

Business acquisitions	38,490	-	-	38,490
Preliminary purchase price allocation adjustment	118	-	-	118
Resolution of pre-acquisition tax contingencies	-	(7,295)	(908)	(8,203)
Currency translation adjustment	(15,576)	(16,660)	(16,663)	(48,899)

Balance as of June 27, 2009	$109,145	$72,007	$82,771	$263,923
Business acquisitions	353,671	-	4,183	357,854
Purchase price allocation adjustment	(1,732)	-		(1,732)
Currency translation adjustment	(6,286)	1,097	1,492	(3,697)

Balance as of June 26, 2010	$454,798	$73,104	$88,446	$616,348

During the third quarter of fiscal 2009, goodwill in the Rx Pharmaceuticals and API segments was adjusted for the resolution of pre-acquisition contingencies related to income tax matters associated with the Agis acquisition completed in fiscal 2005.

Other intangible assets and related accumulated amortization consisted of the following:

	June 26, 2010		June 27, 2009
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Intangible assets subject to amortization:
Developed product technology/ formulation and product rights	$311,438	$68,440	$198,439	$52,092
Distribution and license agreements	41,109	16,002	22,646	12,482
Customer relationships	325,333	15,118	61,180	9,207
Trademarks	4,715	711	4,643	708
Non-competition agreements	5,883	1,113	2,150	362

Total	688,478	101,384	289,058	74,851

Intangible assets not subject to amortization:
Trade names and trademarks	6,397	-	4,896	-

Total other intangible assets	$694,875	$101,384	$293,954	$74,851

As of June 26, 2010, other intangible assets included additions made during fiscal 2010 that were attributable to the acquisitions of Vedants, Orion and PBM, as discussed in Note 2. Certain intangible assets, including developed product technology/formulation and product rights, are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded a charge for amortization expense of $26,898, $22,222 and $34,123 for fiscal 2010, 2009 and 2008, respectively, for intangible assets subject to amortization.

During the second half of fiscal 2008, additional competition entered the marketplace, exerting significant pressure on a certain product for which the Company holds a developed product formulation intangible asset. As a result, during the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $10,346 within cost of sales in its Rx Pharmaceuticals segment for the write-down of the intangible asset related to that product. The $10,346 represented the difference between the intangible asset’s net carrying value and fair value as determined by a discounted cash flow analysis.

In the third quarter of fiscal 2008, the Company’s Israeli subsidiary and a customer agreed to terminate a license agreement. The terms of the agreement included a one-time cash payment of $8,500 from the customer in lieu of expected future minimum royalty payments. The Company recognized the full $8,500 in net sales for the Rx Pharmaceuticals segment in the third quarter of fiscal 2008. In addition, as part of the Agis acquisition in March 2005, the Company had recorded an intangible asset related to the license agreement. In the third quarter of fiscal 2008, the Company wrote off the remaining net book value of $3,513, all of which was recognized within cost of sales.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2011	$43,500
2012	46,900
2013	48,500
2014	48,500
2015	47,600

NOTE 8 – INDEBTEDNESS

Total borrowings outstanding were $1,344,000 at June 26, 2010 and $892,181 at June 27, 2009. Total borrowings are presented on the balance sheet as follows:

	June 26, 2010	June 27, 2009
Short-term debt:
Swingline loan	$9,000	$-
Current portion of long-term debt:
Letter of undertaking-Israeli subsidiary	400,000	-
Debenture – Israeli subsidiary	-	17,181

Total	409,000	17,181

Long-term debt, less current maturities:
Revolving line of credit	95,000	50,000
Term loans	225,000	225,000
Senior notes	615,000	200,000
Letter of undertaking – Israeli subsidiary	-	400,000

Total	935,000	875,000

Total debt	$1,344,000	$892,181

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $3,000. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility as of June 26, 2010 was 9.5%. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had not drawn on this line as of the end of its fiscal 2010.

On May 29, 2008, the Company entered into a Master Note Purchase Agreement (Note Agreement) with various institutional investors providing for the private placement of senior notes consisting of $75,000, 5.97% Series 2008-A senior notes, due May 29, 2015, and $125,000, 6.37% Series 2008-B senior notes, due May 29, 2018 (collectively, the Series 2008 Notes). Contemporaneously with the acquisition of PBM, on April 30, 2010, the Company entered into a First Supplement to the Note Agreement with various institutional investors providing for the private placement of senior notes consisting of $115,000, 4.91% Series 2010-A senior notes, due April 30, 2017, $150,000, 5.45% Series 2010-B senior notes, due April 30, 2020, and $150,000, 5.55% Series 2010-C senior notes, due April 30, 2022 (collectively, the Series 2010 Notes). The Series 2010 Notes, together with the Series 2008 Notes, are collectively referred to herein as the Notes. The obligations under the Notes are guaranteed by certain of the Company’s subsidiaries, and the Notes are secured, on a ratable basis with the Company’s bank debt, by a lien on certain assets of the Company and the subsidiary guarantors. Interest on the Notes is payable semi-annually. The Company may at any time prepay, at a cost, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratios, additional liens, mergers or consolidations, and sales of assets. The Company was in compliance with all Note Agreement covenants as of June 26, 2010. As of June 26, 2010, the estimated fair value of the Notes was $644,016. As of June 27, 2009, the estimated fair value of the Series 2008 Notes was $206,985. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.

On April 22, 2008, the Company entered into a Term Loan Agreement (Loan Agreement) to provide for additional term loan borrowings. Under the terms of the Loan Agreement, the initial term loan commitment is $125,000, subject to increase by mutual agreement of the Company and the lenders as specified in the Loan Agreement. The applicable interest rate is determined by the type of loan requested by the Company, with Eurodollar loans bearing interest at the

London Interbank Offered Rate (LIBOR) plus an applicable borrowing margin determined by the Company’s leverage ratio over the trailing four quarters and Alternative Base Rate (ABR) loans bearing interest at the highest of the JP Morgan Chase Bank N.A. Prime Rate, the Base CD Rate plus 100 basis points and the Federal Funds Effective Rate plus 50 basis points. All of the Company’s loans outstanding under the Loan Agreement were Eurodollar loans, and the interest rate was 1.1875% and 1.875% as of June 26, 2010 and June 27, 2009, respectively. Actual rates ranged from 1.0625% to 1.875% and 1.875% to 4.875% for fiscal 2010 and 2009, respectively. The obligations under the Loan Agreement are guaranteed by certain subsidiaries of the Company and are secured by a pledge of 65% of the stock of certain foreign subsidiaries. The Loan Agreement is subject to certain debt level limitations, as specified in the Loan Agreement, as well as restrictive covenants, which are the same as those in the 2005 credit agreement discussed below. The maturity date of the term loans is April 22, 2013. The Company intends to use the proceeds of the term loans for general corporate purposes and to enhance liquidity.

On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks (Credit Agreement) which provides an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the Credit Agreement. Both loans bear an interest rate of ABR or LIBOR plus an applicable margin determined by the Company’s leverage ratio over the trailing four quarters. The interest rate on the revolving loan was 0.7487% and 1.565% as of June 26, 2010 and June 27, 2009, respectively. The interest rate on the term loan was 0.9375% and 1.675% as of June 26, 2010 and June 27, 2009, respectively. Actual rates for the revolving loan ranged from 0.7125% to 1.565% and 1.565% to 5.1125% for fiscal 2010 and 2009, respectively. Actual rates for the term loan ranged from 0.8625% to 1.675% and 1.675% to 5.2625% for fiscal 2010 and 2009, respectively. Additionally, the Credit Agreement provides for short term swingline loans at negotiable rates of interest subject to a maximum amount of $25,000 drawn at any time. As of June 26, 2010, the interest rate on the swingline was 1.5%. As of June 26, 2010, borrowings under the swingline and revolving loan commitment were $9,000 and $95,000, respectively. As of June 27, 2009, there were no swingline borrowings outstanding and $50,000 of borrowings outstanding under the revolving loan commitment. Remaining availability under the revolving loan commitment was $146,000 and $200,000 as of June 26, 2010 and June 27, 2009, respectively.

The obligations under the Credit Agreement are guaranteed by certain subsidiaries of the Company and the Company will guarantee obligations of foreign subsidiary borrowers. In some instances, the obligations may be secured by a pledge of 65% of the stock of foreign subsidiaries. The maturity date of the term and revolving loans under the Credit Agreement is October 30, 2011. Restrictive loan covenants apply to, among other things, minimum levels of interest coverage and debt to EBITDA ratios. The Company was in compliance with all Credit Agreement and Loan Agreement covenants as of June 26, 2010.

On March 16, 2005, the Company’s Israeli holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. The loan has a ten-year term with a fixed annual interest rate of 5.025%. The Company may prepay the loan upon 30 days written notice. The lender may demand prepayment or the Company may prepay the loan in whole or in part upon 90 days written notice on the interest payment date that is 24 months after the loan date and every 12 months subsequent to this date. The terms require the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. This deposit has a fixed 4.9% yield. The Company does not have the right to withdraw any amounts from the deposit account including any interest earned until the loan has been paid in full or unless it receives consent from the lender. Earned interest is released to the Company on each interest payment date so long as all interest due on the loan has been paid by the Company. Subsequent to the end of fiscal 2010, the Company elected to prepay the entire loan balance of $400,000 using the restricted cash deposit discussed above. The prepayment was completed on July 19, 2010. As a result, the fair values of both the letter of undertaking and the restricted cash deposit approximated their carrying values and have been classified in current liabilities and current assets, respectively, on the balance sheet as of June 26, 2010. As of June 27, 2009, the fair values of the letter of undertaking and the corresponding deposit were $420,502 and $420,574, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.

The Company’s Israeli subsidiary paid the third and final annual installment of its debenture in the third quarter of fiscal 2010 for $17,771. The debenture, which was guaranteed by the Company, had a fixed interest rate of 5.6%, and the principal of the loan was linked to the increase in the Israel Consumer Price Index.

The annual maturities of short-term and long-term debt are as follows:

2011(1)	$409,000
2012	195,000
2013	125,000
2014	-
2015	75,000
Thereafter	540,000

(1)	Includes prepayment of letter of undertaking, as described above.

NOTE 9 – ACCOUNTS RECEIVABLE SECURITIZATION

On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly owned subsidiaries and Bank of America Securities, LLC (Bank of America). The Securitization Program is a 364-day facility, and on July 22, 2010, the Company renewed the Securitization Program with Bank of America, as Agent, and Wells Fargo Bank, National Association (Wells Fargo) as Managing Agent, together, the Committed Investors.

Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America and Wells Fargo have committed $100,000 and $50,000, respectively, for a total amount to which the Company can effectively borrow up to $150,000. The interest rate on the borrowings is based on a thirty-day LIBOR rate plus 0.55%. If the LIBOR rate is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) the Federal Funds Rate plus 1.50%; or (ii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a non-use fee of 0.55% is applied to the unutilized portion of the $150,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. As of June 26, 2010, there were no borrowings outstanding under the Securitization Program.

Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivatives in accordance with Topic 815, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income, net of tax. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument effect earnings. All of the Company’s designated hedging instruments are classified as cash flow hedges.

The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s policy to manage its credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of “A” or better and by distributing the contracts among several financial institutions to diversify credit concentration risk.

Interest Rate Hedging

The Company executes treasury-lock agreements (T-Locks) and interest rate swap agreements to manage its exposure to changes in interest rates related to its long-term borrowings. For derivative instruments designated as cash flow hedges, changes in the fair value, net of tax, are reported as a component of other comprehensive income.

In the third quarter of fiscal 2010, with the expected issuance of long-term debt to partially fund the PBM acquisition, the Company entered into T-Locks with a notional value of $230,000 to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of the Series 2010 Notes discussed in Note 8. The T-Locks, which the Company designated as cash flow hedges, were settled in the fourth quarter of fiscal 2010 upon the issuance of the Senior 2010 Notes for a cumulative gain of $2,253, of which approximately $225 is expected to be recognized in earnings in fiscal 2011. The cumulative gain was recorded in other comprehensive income and is being amortized to earnings as a reduction to interest expense over the life of the Senior 2010 Notes.

In conjunction with the Credit Agreement discussed in Note 8, during the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments thereunder. These interest rate swap agreements were contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements were used to measure interest to be paid or received and did not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements was recognized as an adjustment to interest expense.

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

In accordance with ASC 815, the Company designated the above interest rate swaps as cash flow hedges and formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) was deferred as a component of accumulated other comprehensive income and was recognized in earnings at the time the hedged item affected earnings. Any ineffective portion of the change in fair value was immediately recognized in earnings.

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

The Company’s foreign currency hedging program consists of cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of twelve months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of twelve months. The Company did not have any foreign currency put or call contracts as of June 26, 2010.

In accordance with ASC 815, the Company has designated certain forward contracts as cash flow hedges and has formally documented the relationships between the forward contracts and the hedged items, as well as its risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative to the specific liability or asset on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

The effects of derivative instruments on the Company’s consolidated financial statements were as follows as of June 26, 2010 and June 27, 2009 and for the twelve months then ended June 26, 2010 and the six months then ended June 27, 2009 (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Consolidated Balance Sheet

(Designated as (non)hedging instruments under Topic 815)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		June 26, 2010	June 27, 2009
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$51	$1,764

Total hedging derivatives		$51	$1,764

Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$802	$26

Total non-hedging derivatives		$802	$26

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 26, 2010	June 27, 2009
Hedging derivatives:
Interest rate swap agreements	Accrued liabilities	$-	$4,291
Foreign currency forward contracts	Accrued liabilities	4,827	449

Total hedging derivatives		$4,827	$4,740

Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$82	$1,290

Total non-hedging derivatives		$82	$1,290

Effects of Derivative Instruments on Income and OCI for the twelve months ended June 26, 2010 and six months ended June 27, 2009

Derivatives in Topic 815 Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 26, 2010	June 27, 2009		June 26, 2010	June 27, 2009		June 26, 2010	June 27, 2009
Interest rate swap agreements	$1,767	$(622)	Interest, net	$(3,569)	$(2,481)	Other expense	$(1,100)	$-
Foreign currency forward contracts	(6,278)	1,500	Net sales	(1,080)	(100)	Cost of sales	(33)	37
			Cost of sales	2,036	(202)
			Interest, net	55	38
			Other income (expense), net	(1,858)	511

Total	$(4,511)	$878		$(4,416)	$(2,234)		$(1,133)	$37

Derivatives Not Designated as Hedging Instruments under Topic 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
		June 26, 2010	June 27, 2009
Foreign currency forward contracts	Interest, net	$(65)	$(1,195)
Foreign currency forward contracts (1)	Other income (expense), net	1,778	1,757

Total		$1,713	$562

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

NOTE 11 – POST EMPLOYMENT PLANS

Qualified Profit-Sharing and Investment Plans

The Company has a qualified profit-sharing and investment plan under Section 401(k) of the Internal Revenue Code (IRC), which covers substantially all domestic employees in Michigan, South Carolina, New York and Florida. The Company’s contributions to the plan include an annual nondiscretionary contribution of 3% of an employee’s eligible compensation and a discretionary contribution at the option of the Board of Directors. Additionally, the Company matches a portion of employees’ contributions. The Company’s contributions to the plan were $25,545, $12,908, and $12,675 in fiscal 2010, 2009 and 2008, respectively.

As a result of the acquisition of PBM, the Company has an additional qualified investment plan under Section 401(k) of the IRC, covering employees at PBM. The Company plans to merge this plan with the Company’s plan described above effective January 1, 2011.

As a result of the acquisition of JBL, the Company had an additional qualified investment plan under Section 401(k) of the IRC, which covered employees at Perrigo Holland, Inc. (formerly J.B. Laboratories, Inc.). The Company’s contribution to the plan was $713 for fiscal 2009. This plan was merged with the Company’s plan described above as of January 1, 2009.

Israeli Post Employment Benefits

Israeli labor laws and agreements require the Company to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. The Company’s Israeli subsidiaries also provide retirement bonuses to certain managerial employees. The Company makes regular deposits to retirement funds and purchases insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. The liability related to these post employment benefits, which is recorded in other non-current liabilities, was $18,766 at June 26, 2010. The Company funded $15,044 of this amount, which is recorded in other non-current assets, as of June 26, 2010. As of June 27, 2009, the liability and corresponding asset related to these post employment benefits were $23,000 and $17,522, respectively. The Company’s contributions to the above plans were $1,029, $1,830 and $2,296 for fiscal 2010, 2009 and 2008, respectively.

Deferred Compensation Plans

The Company has non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, the Company owns insurance policies with a cash surrender value of $8,948 at June 26, 2010 and $5,467 at June 27, 2009 that are intended as a long-term funding source for these plans. The assets, which are recorded in other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability, which is recorded in other non-current liabilities, was $9,295 at June 26, 2010 and $7,586 at June 27, 2009.

Postretirement Medical Benefits

The Company provides certain healthcare benefits to eligible U.S. employees and their dependents who meet certain age and service requirements when they retire. Generally, benefits are provided to eligible retirees after age 65 and to their dependents. Increases in the Company contribution for benefits are limited to increases in the CPI. Additional healthcare cost increases are paid through participant contributions. The Company accrues the expected costs of such benefits during a portion of the employees’ years of service. The plan is not funded. Under current plan provisions, the plan is not eligible for any federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy. The unfunded accumulated projected benefit obligation was $2,667 at June 26, 2010 and $2,311 at June 27, 2009. In accordance with ASC 715-30-35, which became effective for the Company in the fourth quarter of fiscal 2007, the Company records unrecognized actuarial gains and losses as a component of accumulated other comprehensive income. As of June 26, 2010 and June 27, 2009, an unrecognized actuarial loss of $432 and $398, respectively, was included in accumulated other comprehensive income on a net of tax basis – see Note 13. Net periodic benefit gain was $309, $344 and $396 in fiscal 2010, 2009 and 2008, respectively.

NOTE 12 – SHAREHOLDERS’ EQUITY

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $22,329, $19,957 and $18,219, or $0.2425, $0.215 and $0.195 per share, during fiscal 2010, 2009 and 2008, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

The Company has had a common stock repurchase program. Purchases were made on the open market, subject to market conditions and were funded by available cash or borrowings. On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. The Company completed purchases under this plan on December 16, 2009. The previous repurchase plan was approved on February 8, 2007 and was exhausted during the third quarter of fiscal 2008. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company repurchased 2,062 shares of common stock for $71,088 during fiscal 2010. The Company repurchased 1,836 and 2,496 shares of common stock for $62,489 and $78,164 during fiscal 2009 and 2008, respectively. Private party transactions accounted for 85, 42 and 35 shares in fiscal 2010, 2009 and 2008, respectively.

Share-Based Compensation Plans

All share-based compensation for employees and directors is granted under the 2008 Long-Term Incentive Plan, as amended. The plan has been approved by the Company’s shareholders and provides for the granting of awards to its employees and directors. As of June 26, 2010, there were 6,331 shares available to be granted. The purpose of the plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company’s success and prosperity. The awards that are granted under this program primarily include non-qualified stock options, incentive stock options, restricted shares and restricted share units. Restricted shares are generally service based, requiring a certain length of service before vesting occurs, while restricted share units can be either service based or performance based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the plan. Awards granted under the plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.

Share-based compensation expense was $14,696 for fiscal 2010, $10,353 for fiscal 2009 and $8,469 for fiscal 2008. The income tax benefit recognized was $15,355 for fiscal 2010, $4,982 for fiscal 2009 and $13,906 for fiscal 2008. As of June 26, 2010, unrecognized share-based compensation expense was $14,693 and will be recognized within approximately three years. Proceeds from the exercise of stock options and excess income tax benefits attributable to stock options exercised are credited to common stock.

A summary of activity related to stock options is presented below:

	For the year ended June 26, 2010
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning options outstanding	3,052	$17.64
Granted	315	$30.98
Exercised	(1,385)	$15.39
Terminated / forfeited	(10)	$22.76

Ending options outstanding	1,972	$21.33	6.35	$74,679

Options exercisable	834	$18.17	5.01	$34,206
Options expected to vest	1,104	$23.61	7.32	$39,297

The aggregate intrinsic value for options exercised during the year was $41,127 for fiscal 2010, $13,700 for fiscal 2009 and $43,592 for fiscal 2008. The weighted average fair value per share at the grant date for options granted during the year was $10.29 for fiscal 2010, $10.43 for fiscal 2009 and $5.54 for fiscal 2008. The fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2010	2009	2008
Dividend yield	.7%	.7%	1.0%
Volatility, as a percent	33.6%	29.9%	21.8%
Risk-free interest rate	2.7%	2.9%	4.3%
Expected life in years after vest date	2.6	2.0	3.0

Volatility used in the valuation model was based on historical volatility. The risk-free interest rate was based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years after vest date was estimated based on past exercise behavior of employees.

A summary of activity related to non-vested restricted shares is presented below:

	For the year ended June 26, 2010
	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning non-vested restricted shares outstanding	168	$17.46
Granted	15	$39.62
Vested	(154)	$17.28
Cancelled	-	$-

Ending non-vested restricted shares outstanding	29	$29.94	.25	$1,725

The weighted average fair value per share at the date of grant for restricted shares granted during the year was $39.62 for fiscal 2010, $34.49 for fiscal 2009 and $21.43 for fiscal 2008. The total fair value of restricted shares that vested during the year was $2,661 for fiscal 2010, $1,872 for fiscal 2009 and $7,095 for fiscal 2008.

A summary of activity related to non-vested service-based restricted share units is presented below:

	For the year ended June 26, 2010
	Number of Non-Vested Service Based Share Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning non-vested service-based share units outstanding	364	$27.15
Granted	193	$30.56
Vested	(18)	$32.31
Cancelled	(8)	$28.37

Ending non-vested service-based share units outstanding	531	$28.20	1.15	$31,436

The weighted average fair value per share at the date of grant for service-based restricted share units granted during the year was $30.56 for fiscal 2010, $35.78 for fiscal 2009 and $21.12 for fiscal 2008. The total fair value of restricted share units that vested during the year was $597 for fiscal 2010, $63 for fiscal 2009 and $40 for fiscal 2008.

A summary of activity related to non-vested performance-based restricted share units is presented below:

	For the year ended June 26, 2010
	Number of Non-Vested Performance Based Share Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning non-vested performance- based share units outstanding	326	$26.59
Granted	145	$39.98
Vested	(166)	$20.29
Cancelled	(2)	$44.18

Ending non-vested performance- based share units outstanding	303	$42.95	1.11	$17,950

The weighted average fair value per share at the date of grant for performance based restricted share units granted during the year was $39.98 for fiscal 2010, $35.85 for fiscal 2009 and $27.27 for fiscal 2008. The weighted average fair value of performance based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the plan. The Company’s first performance-based restricted share units vested during fiscal 2010 and had a total fair value of $3,372.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Accumulated other comprehensive income and fiscal year activity consisted of the following:

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post- retirement liability adjustments, net of tax	Accumulated other comprehensive income
Balance as of June 28, 2008	$(2,234)	$160,198	$(4,905)	$2,125	$155,184
Adjustment to adopt ASC 320-10-65	-	-	(5,000)	-	(5,000)
Other comprehensive income (loss)	300	(103,450)	3,956	(398)	(99,592)

Balance as of June 27, 2009	(1,934)	56,748	(5,949)	1,727	50,592
Other comprehensive income (loss)	1,668	(12,212)	(568)	(432)	(11,544)

Balance as of June 26, 2010	$(266)	$44,536	$(6,517)	$1,295	$39,048

At June 27, 2009, upon adoption of ASC 320-10-65, the Company recorded a $5,000 adjustment from retained earnings to accumulated other comprehensive income to reclassify the noncredit component of the $15,104 other-than-temporary impairment charge it recognized in the third quarter of fiscal 2009.

For fiscal 2009, foreign currency translation adjustments reflect the impact of large fluctuations in certain foreign currency values, primarily the Israeli shekel and the British pound sterling, relative to the U.S. dollar.

NOTE 14 – INCOME TAXES

Pre-tax income and the provision for income taxes from continuing operations are summarized as follows:

	Fiscal Year
	2010	2009	2008
Pre-tax income:
U.S.	$190,104	$137,839	$101,865
Foreign	118,082	65,941	76,081

Total	$308,186	$203,780	$177,946

Provision for income taxes:
Current:
Federal	$63,992	$49,692	$38,769
State	7,042	4,892	3,924
Foreign	29,128	11,416	2,112

Subtotal	100,162	66,000	44,805

Deferred:
Federal	261	(4,474)	(4,209)
State	(554)	488	140
Foreign	(15,780)	668	(2,987)

Subtotal	(16,073)	(3,318)	(7,056)

Total	$84,089	$62,682	$37,749

A reconciliation of the provision based on the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2010	2009	2008
	%	%	%
Provision at Federal statutory rate	35.0	35.0	35.0
State income taxes, net of Federal benefit	2.1	2.7	1.3
Foreign tax rate differences	(4.1)	(5.9)	(9.6)
Expenses not deductible for tax purposes/ deductions not expensed for book, net	(1.7)	(0.7)	(2.2)
Approved enterprise benefit	(3.3)	(2.4)	(3.6)
Israeli statutory tax rate change	(1.5)	-	-
Israeli tax ruling	-	-	(2.4)
Non-deductible write-off of in-process research and development	-	-	0.8
International capital loss	-	2.0	-
API restructuring – Germany	0.4	1.1	-
Foreign tax credit	(1.6)	-	-
Research and development credit	(0.3)	(1.4)	(0.5)
Other	2.3	0.4	2.4

Effective income tax rate	27.3	30.8	21.2

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, except for Israel taxes on pre-acquisition approved enterprise earnings, because those earnings are considered permanently reinvested in the operations of those subsidiaries. There is approximately $235,000 of foreign earnings and profits for which taxes have not been provided.

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

	Fiscal Year
	2010	2009
Deferred income tax asset (liability):
Property and equipment	$(59,851)	$(62,010)
Inventory basis differences	17,434	14,883
Accrued liabilities	16,191	14,598
Allowance for doubtful accounts	2,310	3,544
Research and development	5,024	6,723
State operating loss carry forwards	1,340	1,348
State credit carry forwards	2,806	282
International operating loss carry forwards	1,090	1,761
International capital loss carry forwards	7,930	4,013
Domestic capital loss carry forwards	6,026	-
Unearned revenue	2,458	2,024
Share-based compensation	7,949	6,647
Pre-acquisition approved enterprise earnings	(28,210)	(32,031)
Other, net	5,962	1,171

Subtotal	(11,541)	(37,047)
Valuation allowance for carry forwards	(17,144)	(5,018)

Net deferred income tax asset (liability):	(28,685)	(42,065)

The above amounts are classified in the consolidated balance sheet as follows:

	June 26, 2010	June 27, 2009
Assets	$26,648	$23,261
Liabilities	(55,333)	(65,326)

Net deferred income tax liability	$(28,685)	$(42,065)

At June 26, 2010, the Company had gross carry forwards as follows: state net operating losses of $73,635, state credits of $8,113, international net operating losses of $6,229, domestic capital losses of $17,217 and international capital losses of $44,056. At June 26, 2010, gross valuation allowances had been provided for state net operating loss carry forwards in the amount of $38,376, $6,977 for state credit carry forwards, $1,106 for international net operating loss carry forwards and $17,217 for domestic capital loss carry forwards and $43,555 for international capital carry loss forwards as utilization of such carry forwards within the applicable statutory periods is uncertain. The domestic capital loss carryforward expires through 2015; the state net operating loss carry forwards expire through 2029. A portion of the international capital loss carryforwards expire through 2019, the balance and international net operating losses have no expiration. The valuation allowances for these net operating loss carry forwards are adjusted annually, as necessary. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.

The following table summarizes the activity related to amounts recorded for uncertain tax positions, excluding interest and penalties, for the years ended June 26, 2010 and June 27, 2009:

Unrecognized Tax Benefits
Balance at June 29, 2008	$53,112
Additions:
Positions related to the current year	14,610
Positions of prior years	1,064
Reductions:
Positions related to the current year	-
Positions of prior years	(5,031)
Settlements with taxing authorities	(11,116)
Lapse of statutes of limitation	(4,996)

Balance at June 27, 2009	47,643
Additions:
Positions related to the current year	15,873
Positions of prior years	4,479
Reductions:
Positions related to the current year	-
Positions of prior years	(231)
Settlements with taxing authorities	(40)
Lapse of statutes of limitation	(3,234)

Balance at June 26, 2010	$64,490

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

During fiscal 2010, the total liability, including interest and penalties, for uncertain tax positions increased by $17,402, of which $127 was accounted for as an increase to goodwill, bringing the Company’s total unrecognized tax benefits to $71,334 as of June 26, 2010.

Included in the liability for uncertain tax positions at June 26, 2010 and June 27, 2009 were $71,334 and $53,932, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The impact related to interest and penalties on the effective tax rate for fiscal 2010 amounted to a $2,313 unfavorable impact. For fiscal 2009, the Company recognized a $6,500 favorable impact resulting from the settlement of audit activities, including tax payments, expiring statutes and/or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which the Company operates. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $14,370 and $12,057 as of June 26, 2010 and June 27, 2009, respectively.

The Company files income tax returns in the U.S., various state and local jurisdictions, and multiple foreign jurisdictions, and is therefore subject to periodic audits by domestic and foreign tax authorities. The U.S. and Israel, the Company’s primary income tax liability jurisdictions, may be subject to examination by Internal Revenue Service for all fiscal years after 2006 and by the Israeli Tax Authority for all fiscal years after 2005.

The Company believes that it is reasonably possible that the liability for unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

Tax Rate Reductions

In July 2009, Israel enacted a new law change to lower its statutory corporate tax rate as follows: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter. Under prior Israel law the statutory rates were: 27% for 2008, 26% for 2009 and 25% for 2010 and thereafter.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through calendar 2014. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2011 – $15,905; 2012 – $10,043; 2013 – $8,176; 2014 – $5,619; 2015 – $3,459 and thereafter – $2,177. Rent expense under all leases was $17,635, $16,077 and $12,550 for fiscal 2010, 2009 and 2008, respectively.

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner (“Warner”) filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including the President and Chief Executive Officer, Joseph Papa, and the Chief Financial Officer, Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value (the ARS), had been purchased from Lehman Brothers Holdings, Inc. (Lehman). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman’s bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees.

On June 15, 2009, the Court endorsed a stipulation appointing several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee, namely Laurie Brlas, Gary Kunkle and Ben-Zion Zilberfarb. The amended complaint asserts the same statutory claims and contains the same class action allegations as the original proceeding. The amended complaint alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had sold the ARS to the Company and had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleges that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. The motion to dismiss was fully briefed and submitted to the Court on December 14, 2009. During the pendency of the dismissal motion, discovery is stayed. The Company believes that the law suit is without merit and intends to defend the case vigorously.

On June 2, 2009, a purported shareholder of the Company named Bill Drinkwine filed a purported shareholder derivative complaint in the Circuit Court of Allegan County, Michigan against a number of officers and directors of the Company, including certain of the officers and directors named as defendants in the federal securities suit described above, as well as others. Like the federal securities suit, the state court complaint alleges that the Company misled investors by failing to disclose, prior to February 3, 2009, that the ARS had been purchased from Lehman and allegedly “became worthless” when Lehman filed for bankruptcy. The complaint asserts that the officer and director defendants violated their fiduciary duties to the Company by selling shares of their personally-held Perrigo stock during the five-month period between Lehman’s bankruptcy filing and the Company’s February 3, 2009 disclosure of the write-down of the value of the ARS. The complaint seeks to “recover” for Perrigo the proceeds received by the officer and director defendants from such stock sales.

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company’s Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors (as defined by the Michigan Business Corporation Act) to investigate Mr. Drinkwine’s allegations. The committee retained independent counsel to assist it in that investigation. The committee and its counsel conducted an extensive investigation and concluded that Mr. Drinkwine’s allegations are entirely without merit and, consequently, that it would not be in Perrigo’s best interests for the suit to go forward. Based on the findings of that investigation, on August 24, 2009, the Company filed a motion to dismiss the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding. The individual defendants joined in Perrigo’s motion to dismiss. The dismissal motion has been fully briefed and the Court held a hearing on the motion on June 28, 2010.

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72,500, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

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

Fiscal 2010	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
Net sales	$528,001	$583,168	$538,306	$619,395
Gross profit	$163,994	$196,945	$185,866	$199,211
Income from continuing operations	$61,025	$53,236	$60,138	$49,698
Income (loss) from discontinued operations, net of tax	273	(2,342)	768	(250)

Net income	$61,298	$50,894	$60,906	$49,448
Earnings (loss) per share(1):
Basic
Continuing operations	$0.66	$0.58	$0.66	$0.54
Discontinued operations	0.00	(0.03)	0.01	(0.00)

Basic earnings per share	$0.67	$0.56	$0.67	$0.54
Diluted
Continuing operations	$0.65	$0.57	$0.65	$0.53
Discontinued operations	0.00	(0.03)	0.01	(0.00)

Diluted earnings per share	$0.66	$0.55	$0.66	$0.53
Weighted average shares outstanding
Basic	92,044	91,634	91,179	91,496
Diluted	93,396	92,999	92,589	92,948

Fiscal 2009	First Quarter(6)	Second Quarter(7)	Third Quarter(8)	Fourth Quarter(9)
Net sales	$455,548	$537,203	$505,902	$508,209
Gross profit	$135,987	$146,565	$149,592	$163,853
Income from continuing operations	$38,307	$24,042	$46,469	$32,280
Income (loss) from discontinued operations, net of tax	(349)	951	(572)	2,921

Net income	$37,958	$24,993	$45,897	$35,201
Earnings (loss) per share(1):
Basic
Continuing operations	$0.41	$0.26	$0.51	$0.35
Discontinued operations	(0.00)	0.01	(0.01)	0.03

Basic earnings per share	$0.41	$0.27	$0.50	$0.38
Diluted
Continuing operations	$0.41	$0.26	$0.50	$0.35
Discontinued operations	(0.00)	0.01	(0.01)	0.03

Diluted earnings per share	$0.40	$0.27	$0.49	$0.38
Weighted average shares outstanding
Basic	92,787	92,044	91,967	92,022
Diluted	94,568	93,587	93,153	93,290

(1)	The sum of quarterly financial data may vary from the annual data due to rounding. The sum of individual per share amounts may not equal due to rounding.
(2)

Includes a pre-tax charge to cost of sales of $212 associated with the step-up in value of inventory related to the distribution agreement entered into by the Company’s Israeli subsidiary with a major global diagnostic company.

(3)

Includes a pre-tax charge to cost of sales of $497 associated with the step-up in value of inventory related to the distribution agreement entered into by the Company’s Israeli subsidiary with a major global diagnostic company and a $14,000 write-off of in-process research and development costs related to the acquisition of the ANDA from KV.

(4)

Includes a pre-tax charge to cost of sales of $322 associated with the step-up in value of inventory related to the distribution agreement entered into by the Company’s Israeli subsidiary with a major global diagnostic company, pre-tax charges for restructuring costs of $7,474 associated with facility closure costs in Florida and the sale of the German API facility and acquisition charges of $3,502 related to the acquisitions of PBM and Orion.

(5)

Includes a $5,000 write-off of in-process research and development costs related to the acquisition of the ANDA from Novel, a pre-tax charge to cost of sales for $471 and $9,402 associated with the step-up in value of inventory related to the acquisition of Orion and PBM, respectively, $7,937 for deal costs associated with the acquisition of PBM and pre-tax charges of $2,049 associated with the sale of the German API facility.

(6)	Includes a $639 loss on asset exchange.
(7)

Includes pre-tax charges to cost of sales of $2,187 associated with the step-ups in value of inventory related to the Unico, Diba and JBL acquisitions, a $1,600 fixed asset impairment charge and a pre-tax charge of $279 for the write-off of in-process research and development costs related to the Diba acquisition.

(8)

Includes a charge to Other expense of $15,104 for an other-than-temporary impairment loss on the ARS, as well as a pre-tax charge to cost of sales of $736 associated with the step-up in value of inventory related to the Diba acquisition.

(9)	Includes $14,647 of restructuring costs related to the planned closure of the Company’s German API facility.

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three reportable segments, aligned primarily by type of product: Consumer Healthcare, Rx Pharmaceuticals and API, along with an Other category. As a result of the acquisition of PBM in April 2010, the Company is currently evaluating how best to review and evaluate the operating performance of and allocate resources to its operating business units. The PBM business is currently included in the Company’s Consumer Healthcare segment. The Consumer Healthcare segment includes the U.S., U.K., Mexico, and Australia operations supporting the sale of OTC pharmaceutical and nutritional products, as well as infant formulas. The Rx Pharmaceuticals segment includes the development and sale of generic prescription drug products, as well as the sale of OTC products through the prescription channel (referred to as “ORx”). The API segment includes the development and manufacturing of API products in Israel and previously in Germany. The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment. This operating segment does not individually meet the quantitative thresholds required to be a reportable segment. Prior to the third quarter of fiscal 2009, the Other category also included the Company’s Israel Consumer Products operating segment, which also did not meet the quantitative thresholds required to be a reportable segment. As discussed in Note 3, beginning in the third quarter of fiscal 2009, the operating results of the Israel

Consumer Products operating segment are reported as discontinued operations in the Company’s consolidated statements of income and have been removed from the table below for all periods presented. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1.

The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. For fiscal 2010, unallocated expenses included one-time acquisition costs of $8,189 related to the acquisitions of PBM and Orion. For fiscal 2009 and 2008, unallocated expenses included a write-off of in-process research and development of $279 related to the assets acquired from Diba and $2,786 related to the assets acquired from Galpharm, respectively. During fiscal 2010, the Consumer Healthcare segment incurred restructuring charges of $699 and inventory step-up charges of $9,873. Also in the Consumer Healthcare segment, asset impairment charges of $1,600 were incurred in fiscal 2009 and restructuring charges of $2,312 were incurred in fiscal 2008, which is further discussed below in Note 18. In fiscal 2010, the Rx Pharmaceuticals segment recognized a write-off of in-process research and development of $19,000. As discussed in Note 7, in fiscal 2008, the Rx Pharmaceuticals segment recognized an intangible asset impairment charge of $10,346, as well as an acceleration of amortization expense of $3,513. In fiscal 2010, the Other category incurred $1,031 in inventory step-up charges. The API segment incurred restructuring charges of $8,824 and $14,647 for fiscal 2010 and 2009, respectively, which are further discussed below in Note 18.

Revenues generated outside the U.S. for fiscal 2010, 2009 and 2008 were $468,896, $399,609 and $463,677, respectively, primarily in Israel, the U.K., Mexico and Australia. The Company attributes revenues to countries outside of the U.S. based on the location of its customers. As of June 26, 2010 and June 27, 2009, the net book value of property and equipment located outside the U.S. was $217,000 and $130,818, respectively. Approximately $94,000 of property and equipment was located in Israel as of June 26, 2010. One customer in the Consumer Healthcare segment accounted for 23% of net sales in fiscal 2010, 23% in fiscal 2009 and 21% in fiscal 2008.

	Consumer Healthcare	Rx Pharma- ceuticals	API	Other	Unallocated expenses	Total
Fiscal 2010
Net sales	$1,833,023	$237,648	$139,287	$58,912	-	$2,268,870
Operating income	$304,582	$50,142	$14,526	$2,696	$(36,051)	$335,895
Operating income %	16.6%	21.1%	10.4%	4.6%	-	14.8%
Total assets	$2,328,655	$424,517	$231,368	$108,196	-	$3,092,736
Capital expenditures	$41,516	$6,239	$5,336	$2,801	-	$55,892
Property and equip, net	$348,063	$21,622	$68,070	$11,161	-	$448,916
Depreciation/amortization	$41,113	$17,311	$9,707	$5,025	-	$73,156

Fiscal 2009
Net sales	$1,638,770	$164,163	$136,002	$67,927	-	$2,006,862
Operating income	$233,756	$29,028	$433	$7,680	$(23,590)	$247,307
Operating income %	14.3%	17.7%	0.3%	11.3%	-	12.3%
Total assets	$1,702,205	$400,341	$244,607	$96,084	-	$2,443,237
Capital expenditures	$47,962	$3,723	$4,348	$2,722	-	$58,755
Property and equip, net	$256,396	$21,256	$63,184	$13,481	-	$354,317
Depreciation/amortization	$37,204	$17,767	$10,531	$2,354	-	$67,856

Fiscal 2008
Net sales	$1,336,140	$161,271	$149,553	$82,957	-	$1,729,921
Operating income	$172,654	$21,386	$20,475	$7,030	$(26,687)	$194,858
Operating income %	12.9%	13.3%	13.7%	8.5%	-	11.3%
Total assets	$1,603,558	$466,688	$295,863	$119,130	-	$2,485,239
Capital expenditures	$25,729	$6,044	$9,386	$1,614	-	$42,773
Property and equip, net	$208,645	$27,270	$87,071	$15,554	-	$338,540
Depreciation/amortization	$29,608	$22,683	$12,247	$2,333	-	$66,871

NOTE 18 – RESTRUCTURING CHARGES

Florida

In the third quarter of fiscal 2010, due to an evaluation of the current capacity utilization of its U.S. warehousing facilities, the Company made the decision to close its Florida warehousing facility. In connection with this closure, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge of $155 in the Company’s Consumer Healthcare segment in the third quarter of fiscal 2010 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company incurred charges of $544 related to lease termination costs. The Company does not expect to incur any additional charges related to this restructuring plan. The charges for asset impairment and lease termination costs are included in the restructuring line of the consolidated statement of income for fiscal 2010. The activity of the lease termination costs is detailed in the following table:

Fiscal 2010 Restructuring Lease Termination
Balance at March 27, 2010	$544
Payments	(159)

Balance at June 26, 2010	$385

Germany

In the fourth quarter of fiscal 2009, the Company determined that its German API facility was no longer competitive from a global cost position. At that time, the Company did not anticipate that there would be a viable market for the sale of this facility and related operations, and accordingly, the Company planned to cease all operations at the facility during the first quarter of fiscal 2011. In connection with the planned closure of this facility, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge in its API segment of $5,735 in the fourth quarter of fiscal 2009 to reflect the difference between carrying value and the estimated fair value, based on quoted market prices, of the affected assets. An additional charge of $2,160 was recorded in the fourth quarter of fiscal 2009 related to the removal of fixed assets from the facility for transfer and sale. The Company also recorded a charge of $6,752 related to employee termination benefits for 73 employees, of which no amounts had been paid out as of June 26, 2010.

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

Due to the change in its original restructuring plan, in the third quarter of fiscal 2010, the Company reversed $6,013 of certain charges it had recognized in the fourth quarter of fiscal 2009 when the restructuring plan was initially put in place. The Company reversed the $2,160 charge related to the removal of fixed assets from the facility, as well as the $3,852 charge related to employee termination benefits, because these items became the responsibility of the buyer. In addition, given that as of the end of the third quarter of fiscal 2010 the German API facility and its related operations had not yet been sold but met the held for sale criteria, in accordance with ASC 360, the Company recorded the assets at fair value less the cost to sell. As a result, the Company incurred a $12,788 charge in its API segment in the third quarter of fiscal 2010. In the fourth quarter of fiscal 2010, the Company incurred an additional $2,049 restructuring charge upon completion of the sale. The net activity of $8,824 discussed above related to the Company’s German restructuring plan is included in the restructuring line of the consolidated statement of income for fiscal 2010.

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

Fiscal 2009 Restructuring Employee Termination
Balance at June 28, 2008	$418
Payments	(355)

Balance at June 27, 2009	63
Payments	(63)

Balance at December 26, 2009	$-

West Coast

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

NOTE 19 – COLLABORATION AGREEMENTS

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

In April 2009, the Company entered into a joint development agreement with Medicis Pharmaceutical Corporation (Medicis). The agreement allows the Company to use its research and development know-how rights to develop a novel proprietary product. The Company recognized $3,345 in revenue during fiscal 2010 and $840 during fiscal 2009 related to the agreement. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments should Medicis begin selling the product being developed.

In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product brought by Sanofi-Aventis against Teva Pharmaceutical Industries Ltd. (Teva) (formerly Barr Laboratories, Inc.), a partner with the Company for this product and the holder of the ANDA. The Company will share in the costs and benefits of the settlement agreement between Teva and Sanofi-Aventis and Teva’s subsequent marketing of the product under the agreement, which is expected to commence on June 15, 2011 or earlier in certain circumstances. On July 31, 2009, Teva received FDA final approval for its ANDA. This event triggered additional milestone payments for the Company that resulted in the recognition of an additional $11,500 of revenue in fiscal 2010. Previously, the Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009 resulting in revenues recognized in the amount of $2,500.

In October 2008, the Company entered into a licensing, manufacturing and supply agreement with Medimetriks Pharmaceuticals (Medimetriks). The Company owns certain intellectual property and know-how rights related to the following dermatology products: mupirocin ointment 2% (Centany®), urea 20% and ammonium lactate 12% foam (combination foam), urea 20% and ammonium lactate 12% medicated soap/wash (combination soap). Medimetriks has experience in selling and marketing dermatology products. The Company recognized $500 and $2,000 in revenue during fiscal 2010 and 2009, respectively, related to the agreement with Medimetriks. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments on sales of the products by Medimetriks.

In May 2008, the Company entered into a collaborative agreement with Cobrek Pharmaceuticals (Cobrek), a newly formed entity of Pentech Pharmaceuticals Inc. (Pentech), a privately owned company that specializes in the research and development of niche generic dosage forms. Pentech contributed its ANDA filing for a generic equivalent to Luxiq® foam, a $34,000 branded pharmaceutical product, to the agreement. The Company contributed two of its early stage generic topical pipeline products. This collaborative agreement was amended during fiscal 2009 to include two additional products. The Company recognized revenue of $750 during fiscal 2010 and $1,450 during fiscal 2009 related to the joint development of these two additional products. The parties will share the development costs and profits generated by these products, with the Company being the exclusive distributor of the collaboration products. Pentech contributed to Cobrek all of its interests in current and future ANDA filings, including a potential first-to-file on a generic version of Hectorol (doxercalciferol) injectable. The Company invested $12,500 in cash in Cobrek, accounted for on the cost method, in exchange for a minority, noncontrolling ownership position in the company.

On March 31, 2010, the FDA approved one of the pipeline products contained in the Company’s agreement with Cobrek, a generic to Evoclin® foam, which had been submitted to the FDA in August 2008 with a Paragraph IV certification. Upon receipt of the FDA approval, the Company immediately commenced shipping of the product. In addition, the Company and Cobrek have reached an agreement in principle to settle the underlying Hatch-Waxman litigation brought by Stiefel Laboratories (Stiefel), a subsidiary of GlaxoSmithKline. In accordance with the terms of the settlement, the Company and Cobrek continued to ship product until April 2, 2010, which had a positive impact on the results of operations of the Company’s Rx Pharmaceuticals segment in the fourth quarter of fiscal 2010. According to the terms of the settlement, the Company has taken a royalty-bearing license under patents owned or controlled by Stiefel. The Company will be permitted to recommence shipments of the product on or after October 1, 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 26, 2010, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

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

In connection with the evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 26, 2010 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company acquired PBM Holdings, Inc (PBM) on April 30, 2010. Because the acquisition was completed in the fourth quarter of the Company’s fiscal year, management was unable to perform the necessary level of documentation and testing to provide a formal report assessing the effectiveness of PBM’s internal control over financial reporting. Therefore, management has excluded from the evaluation of internal control over financial reporting the internal controls of PBM as permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses. As of June 26, 2010, PBM’s total assets represented 27% of the Company’s consolidated total assets. Net sales represented 2% of the Company’s consolidated net sales for fiscal 2010.

Item 9B.	Other Information.

Not applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Directors of the Company.

This information is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting under the heading “Proposal 1 – Election of Directors”.

(b)	Executive Officers of the Company.

See Part I, Additional Item of this Form 10-K.

(c)	Audit Committee Financial Expert.

This information is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting under the heading “Board and Committee Membership”.

(d)	Identification and Composition of the Audit Committee.

This information is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting under the heading “Board and Committee Membership”.

(e)	Compliance with Section 16(a) of the Exchange Act.

This information is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”.

(f)	Code of Ethics.

This information is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting under the heading “Corporate Governance”.

Item 11.	Executive Compensation.

This information is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting under the headings “Executive Compensation”, “Compensation Committee Report”, “Potential Payments Upon Termination or Change in Control” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting under the heading “Ownership of Perrigo Common Stock”. Information concerning equity compensation plans is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting under the heading “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”.

Item 14.	Principal Accountant Fees and Services.

This information is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting under the heading “Proposal 2 – Ratification of Our Independent Registered Public Accounting Firm”.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed or incorporated by reference as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements.

2.	Financial Schedules.

Schedule II – Valuation and Qualifying Accounts.

Schedules other than the one listed are omitted because the required information is included in the footnotes, immaterial or not applicable.

3.	Exhibits:

2.1

Agreement and Plan of Merger, dated as of November 14, 2004, among Perrigo Company, Agis Industries (1983) Ltd. and Perrigo Israel Opportunities Ltd., incorporated by reference from Appendix A to the Registrant’s Proxy Statement/Prospectus included in the Registrant’s Registration Statement on Form S-4 (No. 333-121574) filed and declared effective on February 14, 2005.

2.2

Merger Agreement, dated as of March 22, 2010, by and among PBM Holdings, Inc., PBM Nutritionals, LLC, Perrigo Company, Pine Holdings Merger Sub, Inc., Pine Nutritionals Merger Sub, Inc., and PBM Stakeholders, LLC, as the Stakeholders’ Representative, incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2010.

3.1

Amended and Restated Articles of Incorporation of Perrigo Company, as amended, incorporated by reference from Exhibit 3(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 2, 2005.

3.2	Restated Bylaws of Perrigo Company, as amended through June 1, 2009, incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on June 2, 2009.

4.1

Registration Rights Agreement, dated as of November 14, 2004, between Perrigo Company and Moshe Arkin, incorporated by reference from Appendix H to the Registrant’s Proxy Statement/Prospectus included in the Registrant’s Registration Statement on Form S-4 (No. 333-121574) filed on February 11, 2005.

10.1*

Registrant’s 2003 Long-Term Incentive Plan, effective October 29, 2003, as amended, incorporated by reference from the Appendix to the Registrant’s Proxy Statement (No. 000-19725) for its 2003 Annual Meeting of Shareholders filed on September 26, 2003.

10.2*	Registrant’s Employee Stock Option Plan, as amended, incorporated by reference from Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K (No. 000-19725) filed on September 18, 2002.

10.3*

Registrant’s 1989 Non-Qualified Stock Option Plan for Directors, as amended, incorporated by reference from Exhibit B to the Registrant’s Proxy Statement (No. 000-19725) for its 1997 Annual Meeting of Shareholders, as amended at the Annual Meeting of Shareholders on October 31, 2000.

10.4*

Registrant’s Restricted Stock Plan for Directors, dated November 6, 1997, incorporated by reference from Exhibit 10(g) to the Registrant’s Annual Report on Form 10-K (No. 000-19725) filed on October 6, 1998.

10.5*

Registrant’s Nonqualified Deferred Compensation Plan, dated December 31, 2001, as amended, incorporated by reference from Exhibit 10(m) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on January 24, 2002.

10.6*

Registrant’s Restricted Stock Plan for Directors II, dated August 14, 2001, incorporated by reference from Exhibit 10(l) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on October 23, 2001.

10.7*

Employment Agreement, dated as of November 14, 2004, among Perrigo Company, Agis Industries (1983) Ltd. and Refael Lebel, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on March 22, 2005.

10.8

Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Bank Leumi USA, as syndication agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as documentation agents, incorporated by reference from Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.9	Letter of Undertaking of Perrigo Israel Holdings Ltd., dated March 16, 2005, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.10

Cash Collateral Pledge Agreement, dated as of March 16, 2005, between Perrigo International, Inc., as Pledgor, and Bank Hapoalim B.M, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.11	Guaranty of Perrigo International, Inc., dated March 16, 2005, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.12

Contract, dated as of December 19, 2001, between Arkin Real Estate Holdings (1961) Ltd. and Agis Industries (1983) Ltd., incorporated by reference from Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.13*	Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 2, 2005.

10.14

Nominating Agreement, dated as of November 14, 2004, between Perrigo Company and Moshe Arkin, incorporated by reference from Appendix F to the Registrant’s Proxy Statement/Prospectus included in the Registrant’s Registration Statement on Form S-4 (No. 333-121574) filed and declared effective on February 14, 2005.

10.15

Amendment to Nominating Agreement, dated as of July 12, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on July 18, 2005.

10.16

Amendment No. 2 to Nominating Agreement, dated as of September 10, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on September 14, 2005.

10.17

First Amendment, dated as of September 30, 2005, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on October 27, 2005.

10.18

Foreign Subsidiary Borrower Agreement, dated as of September 26, 2005, among Chemagis (Germany) GmbH, Perrigo Company and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on October 27, 2005.

10.19*

Amendment to the 2003 Long-Term Incentive Plan, effective as of October 28, 2005, incorporated by reference from Exhibit 10(a) to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on November 3, 2005.

10.20*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on August 22, 2006.

10.21*

Employment Agreement, dated as of September 8, 2006, by and between Perrigo Company and Joseph C. Papa, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on September 12, 2006.

10.22

Second Amendment, dated as of October 30, 2006, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association, formerly known as Standard Federal Bank N.A. and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on November 2, 2006.

10.23*	Form of Indemnity Agreement, incorporated by reference from Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on November 9, 2006.

10.24*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 1, 2007.

10.25*

Registrant’s 2003 Long-Term Incentive Plan, as amended as of February 7, 2007, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.26*

Form of Restricted Stock Agreement (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.27*

Form of Long-Term Incentive Award Agreement (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.28*

Form of Restricted Stock Agreement (For Approved Section 102 Awards), incorporated by reference from Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.29*

Form of 2006 Long-Term Incentive Award Agreement, For Approved Section 102 Awards (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.30*

Form of 2006 Long-Term Incentive Award Agreement (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.31*

Registrant’s Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on October 11, 2007.

10.32

Third Amendment, dated as of July 31, 2007, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 6, 2008.

10.33

Fourth Amendment, dated as of January 8, 2008, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 6, 2008.

10.34

Fifth Amendment, dated as of April 22, 2008, to Credit Agreement, dated as of March 16, 2005, among Perrigo Company, the Foreign Subsidiary Borrowers named therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Bank Leumi USA, as Syndication Agent, and Bank of America, N.A., LaSalle Bank Midwest National Association and National City Bank of the Midwest, as Documentation Agents, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on April 25, 2008.

10.35

Term Loan Agreement, dated as of April 22, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, RBS Citizens, N.A., as syndication agent, and the Lenders party thereto, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on April 25, 2008.

10.36*

Amendment to Employment Agreement, dated as of May 1, 2008, by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel, incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 6, 2008.

10.37*

Noncompetition and Nondisclosure Agreement, dated as of May 1, 2008, by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel, incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 6, 2008.

10.38*

Consulting Agreement, dated as of May 1, 2008, by and between Perrigo Company, Moshe Arkin, and M. Arkin Ltd., incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 6, 2008.

10.39

Master Note Purchase Agreement, dated as of May 29, 2008, among Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on May 30, 2008.

10.40*

Employment Agreement, dated as of November 14, 2004, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(xx) to the Registrant’s Annual Report on Form 10-K filed on August 18, 2008.

10.41*

Amendment to Employment Agreement, dated as of March 17, 2005, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(yy) to the Registrant’s Annual Report on Form 10-K filed on August 18, 2008.

10.42*

Addendum to Employment Agreement between Sharon Kochan, Perrigo Company and Agis Industries (1983) Ltd., dated as of July 16, 2007, by and between Perrigo Company and Sharon Kochan, incorporated by reference from Exhibit 10(zz) to the Registrant’s Annual Report on Form 10-K filed on August 18, 2008.

10.43*

Registrant’s Annual Incentive Plan, adopted November 4, 2008, incorporated by reference from the Registrant’s Proxy Statement (No. 000-19725) for its 2008 Annual Meeting of Shareholders filed on October 1, 2008.

10.44*

Registrant’s 2008 Long-Term Incentive Plan, adopted November 4, 2008, incorporated by reference from Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.45*

Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.46*

Forms of Restricted Stock Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.47*

Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on August 18, 2009.

10.48*

Forms of Restricted Stock Unit Award Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on August 18, 2009.

10.49

Annex to Lease, dated January 19, 2008, between Arkin Real Estate Holdings (1961) Ltd. and Agis Industries (1983) Ltd., incorporated by reference from Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2010.

10.50*

Employment Offer Letter, dated as of March 22, 2010, from Perrigo Company to Paul B. Manning, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2010.

10.51*

Non-Competition Agreement, dated as of March 22, 2010, by and between Perrigo Company and Paul B. Manning, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2010.

10.52

First Supplement to Master Note Purchase Agreement, dated as of April 30, 2010, by and between Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010.

18.1

Preferability letter from Ernst & Young LLP on change in date of annual goodwill and indefinite-lived intangible assets impairment testing performed by the Company, incorporated by reference from Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2010.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of BDO USA, LLP.

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

*	Denotes management contract or compensatory plan or arrangement.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

PERRIGO COMPANY

(in thousands)

Description	Balance at Beginning of Period	Net Bad Debt Expenses	Deductions(1)	Balance at End of Period
Year Ended June 28, 2008:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$6,860	$113	$(538)	$7,511

Year Ended June 27, 2009:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$7,511	$5,098	$1,215	$11,394

Year Ended June 26, 2010:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$11,394	$(3,762)	$(25)	$7,657

(1)	Uncollectible accounts charged off, net of recoveries. Includes effects of changes in foreign exchange rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 26, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 12th of August 2010.

PERRIGO COMPANY

By:	/s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Joseph C. Papa, Judy L. Brown and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 26, 2010 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 26, 2010 has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 12, 2010.

Signature	Title

/s/ Joseph C. Papa	President and Chief Executive Officer
Joseph C. Papa	(Principal Executive Officer and Chairman of the Board)

/s/ Judy L. Brown	Executive Vice President and Chief Financial Officer
Judy L. Brown	(Principal Accounting and Financial Officer)

/s/ Moshe Arkin Moshe Arkin	Director

/s/ Laurie Brlas Laurie Brlas	Director

/s/ Gary M. Cohen Gary M. Cohen	Director

/s/ David T. Gibbons David T. Gibbons	Director

/s/ Ran Gottfried Ran Gottfried	Director

/s/ Ellen R. Hoffing Ellen R. Hoffing	Director

/s/ Michael J. Jandernoa Michael J. Jandernoa	Director

/s/ Gary K. Kunkle, Jr. Gary K. Kunkle, Jr.	Director

/s/ Herman Morris, Jr. Herman Morris, Jr.	Director

/s/ Ben-Zion Zilberfarb Ben-Zion Zilberfarb	Director

EXHIBIT INDEX

Exhibit	Document

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of BDO USA, LLP.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.