Form 10-Q
period 2010-09-25
PERRIGO CO
filed 2010-11-02
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

As of October 29, 2010, the registrant had 92,234,000 outstanding shares of common stock.

PERRIGO COMPANY

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology. Please see Item 1A of the Company’s Form 10-K for the year ended June 26, 2010 and Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements (Unaudited)

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	First Quarter
	2011	2010 As Adjusted (Note 1)
Net sales	$641,322	$528,333
Cost of sales	427,368	365,121

Gross profit	213,954	163,212

Operating expenses
Distribution	8,333	6,471
Research and development	17,727	18,752
Selling and administration	76,127	51,860

Subtotal	102,187	77,083

Write-off of in-process research and development	-	14,000

Total	102,187	91,083

Operating income	111,767	72,129
Interest, net	10,087	6,495
Other expense (income), net	(559)	704

Income from continuing operations before income taxes	102,239	64,930
Income tax expense	28,561	13,830

Income from continuing operations	73,678	51,100
Income from discontinued operations, net of tax	697	761

Net income	$74,375	$51,861

Earnings per share (1)
Basic
Continuing operations	$0.80	$0.56
Discontinued operations	0.01	0.01

Basic earnings per share	$0.81	$0.56
Diluted
Continuing operations	$0.79	$0.55
Discontinued operations	0.01	0.01

Diluted earnings per share	$0.80	$0.56
Weighted average shares outstanding
Basic	91,824	92,044
Diluted	93,269	93,396
Dividends declared per share	$0.0625	$0.055

(1)	The sum of individual per share amounts may not equal due to rounding.

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 25, 2010	June 26, 2010 As Adjusted (Note 1)	September 26, 2009 As Adjusted (Note 1)
Assets
Current assets
Cash and cash equivalents	$56,098	$109,765	$243,965
Restricted cash	-	400,000	-
Investment securities	560	559	568
Accounts receivable, net	417,870	357,185	335,365
Inventories	461,244	452,980	390,588
Current deferred income taxes	30,753	26,135	28,366
Income taxes refundable	1,771	14,439	5,565
Prepaid expenses and other current assets	42,082	28,403	24,528
Current assets of discontinued operations	6,615	7,375	73,018

Total current assets	1,016,993	1,396,841	1,101,963
Property and equipment	906,100	885,169	785,705
Less accumulated depreciation	(454,490)	(436,586)	(423,404)

	451,610	448,583	362,301
Restricted cash	-	-	400,000
Goodwill and other indefinite-lived intangible assets	635,189	624,663	277,073
Other intangible assets, net	583,226	587,000	211,667
Non-current deferred income taxes	12,707	-	-
Other non-current assets	72,031	52,677	53,510

	$2,771,756	$3,109,764	$2,406,514

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$261,959	$267,311	$231,290
Short-term debt	64,524	9,000	-
Payroll and related taxes	58,568	79,219	55,633
Accrued customer programs	70,984	59,898	60,160
Accrued liabilities	73,376	90,046	54,553
Accrued income taxes	37,148	9,125	16,245
Current portion of long-term debt	-	400,000	18,292
Current liabilities of discontinued operations	4,206	5,370	23,026

Total current liabilities	570,765	919,969	459,199
Non-current liabilities
Long-term debt, less current portion	840,000	935,000	825,000
Non-current deferred income taxes	17,000	54,064	59,985
Other non-current liabilities	139,200	106,791	99,111

Total non-current liabilities	996,200	1,095,855	984,096
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	-	-	-
Common stock, without par value, 200,000 shares authorized	435,482	428,457	435,278
Accumulated other comprehensive income	78,418	43,200	60,429
Retained earnings	689,035	620,439	465,722

	1,202,935	1,092,096	961,429
Noncontrolling interest	1,856	1,844	1,790

Total shareholders’ equity	1,204,791	1,093,940	963,219

	$2,771,756	$3,109,764	$2,406,514

Supplemental Disclosures of Balance Sheet Information
Related to Continuing Operations
Allowance for doubtful accounts	$8,128	$8,015	$12,984
Working capital	$443,819	$474,867	$592,772
Preferred stock, shares issued and outstanding	-	-	-
Common stock, shares issued and outstanding	92,205	91,694	91,779

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Quarter
	2011	2010 As Adjusted (Note 1)
Cash Flows (For) From Operating Activities
Net income	$74,375	$51,861
Adjustments to derive cash flows
Write-off of in-process research and development	-	14,000
Depreciation and amortization	23,436	16,229
Share-based compensation	3,682	2,917
Income tax benefit from exercise of stock options	1,941	647
Excess tax benefit of stock transactions	(9,465)	(2,430)
Deferred income taxes	(59,069)	(12,752)

Sub-total	34,900	70,472

Changes in operating assets and liabilities, net of asset and business acquisitions
Accounts receivable	(58,401)	(23,901)
Inventories	(3,559)	(3,408)
Income taxes refundable	12,668	2,653
Accounts payable	(9,636)	(29,907)
Payroll and related taxes	(21,191)	3,468
Accrued customer programs	11,201	5,769
Accrued liabilities	(12,899)	(4,497)
Accrued income taxes	36,484	20,524
Other	4,271	(4,816)

Sub-total	(41,062)	(34,115)

Net cash (for) from operating activities	(6,162)	36,357

Cash Flows (For) From Investing Activities
Acquired research and development	-	(14,000)
Acquisition of business - purchase price adjustment	1,998	-
Acquisition of business, net of cash acquired	-	(10,059)
Additions to property and equipment	(9,194)	(7,515)
Acquisitions of assets	-	(5,110)

Net cash for investing activities	(7,196)	(36,684)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(7,476)	-
Repayments of long-term debt	(95,000)	(50,000)
Net borrowings under accounts receivable securitization program	63,000	-
Excess tax benefit of stock transactions	9,465	2,430
Issuance of common stock	3,987	3,620
Repurchase of common stock	(8,168)	(25,286)
Cash dividends	(5,780)	(5,106)

Net cash for financing activities	(39,972)	(74,342)

Effect of exchange rate changes on cash	(337)	997

Net decrease in cash and cash equivalents	(53,667)	(73,672)
Cash and cash equivalents of continuing operations, beginning of period	109,765	317,638
Cash balance of discontinued operations, beginning of period	-	4

Cash and cash equivalents, end of period	56,098	243,970
Less cash balance of discontinued operations, end of period	-	(5)

Cash and cash equivalents of continuing operations, end of period	$56,098	$243,965

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$6,885	$5,231
Interest received	$1,986	$5,368
Income taxes paid	$29,856	$3,096
Income taxes refunded	$893	$938

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 25, 2010

(in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CHANGE IN ACCOUNTING PRINCIPLES

The Company

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

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API, along with an Other category. On April 30, 2010, the Company acquired 100% of the shares of PBM Holdings, Inc. (PBM), the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. Following the acquisition of PBM, the Company now participates in new nutritional product lines. As a result, in the first quarter of fiscal 2011, the Company realigned and expanded its operating segments to include a Nutritionals segment, representing infant formulas and other nutritional products. Accounting Standard Codification (ASC) 280-10-50 (ASC 280-10-50) defines an operating segment as a component of a public entity that earns revenue and incurs expenses, has discrete financial information available and is reviewed regularly by the chief decision maker for purposes of allocating resources and assessing performance. Each of the segments meet the requirements of an operating segment. The Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API operating segments are also considered to be reportable segments by management. This new segment structure is consistent with the way management now makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business. As a result of the change in segment reporting, all historical segment information has been reclassified to conform to the new presentation.

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. The sale was completed in the third quarter of fiscal 2010 resulting in a pre-tax gain on the sale of $750. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior to June 27, 2010, the Company’s consolidated results of operations and financial position of its U.K., Mexico, Germany and Israel subsidiaries were presented on a twelve-month period ending in May, resulting in a one-month reporting lag when compared to the remainder of the Company.

Starting June 27, 2010, the reporting year-end of these foreign operations was changed from May to June. The previously existing one-month reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to the Company’s investments in technology, ERP systems and personnel to enhance its financial statement close process. The Company believes this change is preferable because the financial information of all operating units is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available. In accordance with ASC 850-10-50-2, “A Change in the Difference Between Parent and Subsidiary Fiscal Year-Ends,” the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50 “Change in Accounting Principle.” Voluntary changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the Company’s financial statements for periods prior to fiscal 2011 have been changed to reflect the period-specific effects of applying this accounting principle. This change resulted in a cumulative effect of an accounting change of $118, net of income tax effect, to retained earnings as of June 28, 2009. The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized below for the Company’s condensed consolidated statement of income for the three months ended September 26, 2009, the condensed consolidated balance sheets as of June 26, 2010 and September 26, 2009 and the condensed consolidated statement of cash flows for the three months ended September 26, 2009.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 26, 2009
	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Net sales	$528,001	$332	$528,333
Cost of sales	364,007	1,114	365,121

Gross profit	163,994	(782)	163,212

Operating expenses
Distribution	6,521	(50)	6,471
Research and development	18,497	255	18,752
Selling and administration	52,407	(547)	51,860

Subtotal	77,425	(342)	77,083

Write-off of in-process research and development	-	14,000	14,000

Total	77,425	13,658	91,083

Operating income	86,569	(14,440)	72,129
Interest, net	6,663	(168)	6,495
Other expense, net	1,017	(313)	704

Income from continuing operations before income taxes	78,889	(13,959)	64,930
Income tax expense	17,864	(4,034)	13,830

Income from continuing operations	61,025	(9,925)	51,100
Income from discontinued operations, net of tax	273	488	761

Net income	$61,298	$(9,437)	$51,861

Earnings per share (1)
Basic
Continuing operations	$0.66	$(0.10)	$0.56
Discontinued operations	0.00	0.01	0.01

Basic earnings per share	$0.67	$(0.11)	$0.56
Diluted
Continuing operations	$0.65	$(0.10)	$0.55
Discontinued operations	0.00	0.01	0.01

Diluted earnings per share	$0.66	$(0.10)	$0.56

(1)	The sum of individual per share amounts may not equal due to rounding.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

June 26, 2010	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Assets
Current assets
Cash and cash equivalents	$97,568	$12,197	$109,765
Restricted cash	400,000	-	400,000
Investment securities	557	2	559
Accounts receivable, net	358,500	(1,315)	357,185
Inventories	448,871	4,109	452,980
Current deferred income taxes	26,648	(513)	26,135
Income taxes refundable	13,864	575	14,439
Prepaid expenses and other current assets	28,071	332	28,403
Current assets of discontinued operations	7,214	161	7,375

Total current assets	1,381,293	15,548	1,396,841
Property and equipment	885,953	(784)	885,169
Less accumulated depreciation	(437,037)	451	(436,586)

	448,916	(333)	448,583
Goodwill and other indefinite-lived intangible assets	622,745	1,918	624,663
Other intangible assets, net	587,094	(94)	587,000
Other non-current assets	52,688	(11)	52,677

	$3,092,736	$17,028	$3,109,764

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$258,493	$8,818	$267,311
Short-term debt	9,000	-	9,000
Payroll and related taxes	82,088	(2,869)	79,219
Accrued customer programs	59,898	-	59,898
Accrued liabilities	88,750	1,296	90,046
Accrued income taxes	3,048	6,077	9,125
Current portion of long-term debt	400,000	-	400,000
Current liabilities of discontinued operations	5,428	(58)	5,370

Total current liabilities	906,705	13,264	919,969
Non-current liabilities
Long-term debt, less current portion	935,000	-	935,000
Non-current deferred income taxes	55,333	(1,269)	54,064
Other non-current liabilities	107,043	(252)	106,791

Total non-current liabilities	1,097,376	(1,521)	1,095,855
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	-	-	-
Common stock, without par value, 200,000 shares authorized	428,457	-	428,457
Accumulated other comprehensive income	39,048	4,152	43,200
Retained earnings	619,303	1,136	620,439

	1,086,808	5,288	1,092,096
Noncontrolling interest	1,847	(3)	1,844

Total shareholders’ equity	1,088,655	5,285	1,093,940

	$3,092,736	$17,028	$3,109,764

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

September 26, 2009	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Assets
Current assets
Cash and cash equivalents	$256,528	$(12,563)	$243,965
Investment securities	561	7	568
Accounts receivable, net	332,785	2,580	335,365
Inventories	383,988	6,600	390,588
Current deferred income taxes	28,279	87	28,366
Income taxes refundable	6,719	(1,154)	5,565
Prepaid expenses and other current assets	24,257	271	24,528
Current assets of discontinued operations	73,837	(819)	73,018

Total current assets	1,106,954	(4,991)	1,101,963

Property and equipment	783,208	2,497	785,705
Less accumulated depreciation	(420,952)	(2,452)	(423,404)

	362,256	45	362,301

Restricted cash	400,000	-	400,000
Goodwill and other indefinite-lived intangible assets	275,175	1,898	277,073
Other intangible assets, net	212,233	(566)	211,667
Other non-current assets	53,505	5	53,510

	$2,410,123	$(3,609)	$2,406,514

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$225,850	$5,440	$231,290
Payroll and related taxes	54,562	1,071	55,633
Accrued customer programs	60,160	-	60,160
Accrued liabilities	55,534	(981)	54,553
Accrued income taxes	18,487	(2,242)	16,245
Current portion of long-term debt	17,975	317	18,292
Current liabilities of discontinued operations	21,762	1,264	23,026

Total current liabilities	454,330	4,869	459,199

Non-current liabilities
Long-term debt, less current portion	825,000	-	825,000
Non-current deferred income taxes	59,864	121	59,985
Other non-current liabilities	98,933	178	99,111

Total non-current liabilities	983,797	299	984,096

Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	-	-	-
Common stock, without par value, 200,000 shares authorized	435,278	-	435,278
Accumulated other comprehensive income	59,650	779	60,429
Retained earnings	475,278	(9,556)	465,722

	970,206	(8,777)	961,429
Noncontrolling interest	1,790	-	1,790

Total shareholders’ equity	971,996	(8,777)	963,219

	$2,410,123	$(3,609)	$2,406,514

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 26, 2009
	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Cash Flows (For) From Operating Activities
Net income	$61,298	$(9,437)	$51,861
Adjustments to derive cash flows
Write-off of in-process research and development	-	14,000	14,000
Depreciation and amortization	17,737	(1,508)	16,229
Share-based compensation	2,917	-	2,917
Income tax benefit from exercise of stock options	647	-	647
Excess tax benefit of stock transactions	(2,430)	-	(2,430)
Deferred income taxes	(13,752)	1,000	(12,752)

Sub-total	66,417	4,055	70,472

Changes in operating assets and liabilities, net of asset and business acquisitions
Accounts receivable	(5,455)	(18,446)	(23,901)
Inventories	2,260	(5,668)	(3,408)
Income taxes refundable	(2,345)	4,998	2,653
Accounts payable	(47,827)	17,920	(29,907)
Payroll and related taxes	(966)	4,434	3,468
Accrued customer programs	5,769	-	5,769
Accrued liabilities	(4,954)	457	(4,497)
Accrued income taxes	30,483	(9,959)	20,524
Other	(5,838)	1,022	(4,816)

Sub-total	(28,873)	(5,242)	(34,115)

Net cash from operating activities	37,544	(1,187)	36,357

Cash Flows (For) From Investing Activities
Acquired research and development	-	(14,000)	(14,000)
Acquisition of business, net of cash acquired	(10,059)	-	(10,059)
Acquisitions of assets	(5,110)	-	(5,110)
Additions to property and equipment	(7,156)	(359)	(7,515)

Net cash for investing activities	(22,325)	(14,359)	(36,684)

Cash Flows (For) From Financing Activities
Repayments of long-term debt	(50,000)	-	(50,000)
Excess tax benefit of stock transactions	2,430	-	2,430
Issuance of common stock	3,620	-	3,620
Repurchase of common stock	(25,286)	-	(25,286)
Cash dividends	(5,106)	-	(5,106)

Net cash for financing activities	(74,342)	-	(74,342)

Effect of exchange rate changes on cash	(481)	1,478	997

Net decrease in cash and cash equivalents	(59,604)	(14,068)	(73,672)
Cash and cash equivalents of continuing operations, beginning of period	316,133	1,505	317,638
Cash balance of discontinued operations, beginning of period	4	-	4

Cash and cash equivalents, end of period	256,533	(12,563)	243,970
Less cash balance of discontinued operations, end of period	(5)	-	(5)

Cash and cash equivalents of continuing operations, end of period	$256,528	$(12,563)	$243,965

Operating results for the three months ended September 25, 2010 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 26, 2010.

Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17, “Revenue Recognition - Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition.” The amendments in the ASU provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The amendments in the ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption was permitted. Vendors may also elect to adopt the amendments in the ASU retrospectively for all prior periods. The guidance in this ASU was effective for the Company in the first quarter of fiscal 2011. ASU 2010-17 did not have any impact on the Company’s condensed consolidated financial statements upon adoption.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (ASC Topic 860) - Accounting for Transfers of Financial Assets” (ASU 2009-16). ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early adoption was not permitted. This guidance is effective for the Company in the first quarter of fiscal 2011. ASU 2009-16 did not have a material effect on the Company’s condensed consolidated results of operations or its financial position upon adoption.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (ASC Topic 605)–Multiple-Deliverable

Revenue Arrangements” (ASU 2009-13). ASU 2009-13 amends the criteria in ASC Subtopic 605-25, “Revenue Recognition–Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. This guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: a) vendor-specific objective evidence; b) third-party evidence; or c) estimates. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted this ASU effective June 27, 2010. Accordingly, the effects of the Company’s adoption of this guidance will depend upon the extent and magnitude of revenue arrangements the Company enters into or materially modifies after June 26, 2010.

NOTE 2 – ACQUISITIONS

Acquired Research and Development

On September 21, 2009, the Company acquired the Abbreviated New Drug Application (ANDA) for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. This product is the equivalent of Duac® gel which is indicated for the topical treatment of inflammatory acne vulgaris. Duac® gel is marketed by Stiefel Laboratories’ (Stiefel), a subsidiary of GlaxoSmithKline. Excluding the milestone payment, the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the first quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment.

Asset Acquisitions

On July 1, 2009, the Company’s Israel Pharmaceutical and Diagnostics Products operating segment entered into a distribution agreement with a major global diagnostic company. In conjunction with this distribution agreement, the Company acquired certain pharmaceutical diagnostic assets from a local pharmaceutical company for $4,610. The acquisition enhances the Company’s product portfolio and strengthens its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in this transaction consist primarily of intangible assets associated with customer supply contracts, machinery and equipment and inventory. The assets acquired and the related operating results from the acquisition date were included in the Other category in the Company’s condensed consolidated financial statements beginning in the first quarter of fiscal 2010.

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

At the time of the acquisition, a step-up in the value of inventory of $606 was recorded in the allocation of the purchase price based on valuation estimates, of which $320 was charged to cost of sales in the first quarter of fiscal 2010 as the inventory was sold. The remainder of the step-up in value was charged to cost of sales in the second quarter of fiscal 2010 as the inventory was sold.

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

At the time of the acquisition, a step-up in the value of inventory of $417 was recorded in the allocation of the purchase price based on valuation estimates, of which $325 was charged to cost of sales in the second quarter of fiscal 2010 as the inventory was sold. The remainder of the step-up in value was charged to cost of sales in the third quarter of fiscal 2010 as the inventory was sold.

Business Acquisitions

The Company completed various business acquisitions during fiscal 2010 as summarized below.

PBM Holdings, Inc. – On April 30, 2010, the Company acquired 100% of the shares of PBM for $839,369, which included cash acquired as of the transaction date of $30,591. As of the end of the fourth quarter of fiscal 2010, the Company incurred approximately $11,100 of acquisitions costs, of which approximately $3,200 and $7,900 were expensed in operations in the third and fourth quarter of fiscal 2010, respectively. Headquartered in Gordonsville, Virginia, PBM was the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for PBM are included in the Nutritionals segment of the Company’s consolidated results of operations beginning May 1, 2010.

The preliminary allocation of the $839,369 purchase price through September 25, 2010 was:

Cash	$30,591
Accounts receivable	18,893
Inventory	38,419
Property and equipment	62,084
Other assets	3,816
Goodwill	329,578
Intangible assets	382,500

Total assets acquired	865,881

Accounts payable	10,231
Other current liabilities	125
Accrued expenses	16,156

Total liabilities assumed	26,512

Net assets acquired	$839,369

This preliminary purchase price is subject to finalization of certain pre-acquisition tax-related contingencies and a post-closing working capital adjustment. During the first quarter of fiscal 2011, the Company received $1,998 as part of the post-closing working capital adjustment, which was accounted for as a reduction of the purchase price with a corresponding reduction in goodwill.

The excess of the purchase price over the fair value of net assets acquired, amounting to $329,578, was recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s Nutritionals segment. Goodwill is not amortized for financial reporting purposes but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Product formulations	$107,000
Developed product technology	4,200
Trade names and trademarks	1,900
Distribution agreements	18,000
Customer relationships	250,000
Non-competition agreement	1,400

Total intangible assets acquired	$382,500

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

Orion Laboratories Pty Ltd. – On March 8, 2010, the Company acquired 100% of the outstanding shares of privately-held Orion Laboratories Pty Ltd. (Orion) for $48,638 in cash. The Company incurred approximately $600 of acquisition costs, all of which were expensed in operations in the third quarter of fiscal 2010. Located near Perth, Western Australia, Orion was a leading supplier of OTC store brand pharmaceutical products in Australia and New Zealand. In addition, Orion manufactured and distributed pharmaceutical products supplied to hospitals in Australia. The acquisition of Orion expanded the Company’s global presence and product portfolio into Australia and New Zealand. The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Orion are included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning March 8, 2010.

The preliminary allocation of the $48,638 purchase price through September 25, 2010 was:

Cash	$671
Accounts receivable	3,146
Inventory	4,484
Property and equipment	11,490
Other assets	247
Goodwill	22,095
Intangible assets	15,600

Total assets acquired	57,733

Accounts payable	2,247
Other current liabilities	954
Deferred tax liability	4,791
Taxes payable	1,103

Total liabilities assumed	9,095

Net assets acquired	$48,638

This preliminary purchase price is subject to adjustment once book/tax basis differences and a post-closing working capital adjustment have been finalized. The purchase price was reduced by $859 in the fourth quarter of fiscal 2010 as the result of a partial settlement of the working capital accounts. These matters are anticipated to be resolved by the third quarter of fiscal 2011.

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

Vedants Drug & Fine Chemicals Private Ltd. – To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited (Vedants), an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2011 and will include certain API products currently manufactured in Israel and that had been manufactured in Germany. The acquisition was accounted for using the acquisition method, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Vedants are included in the API segment of the Company’s condensed consolidated results of operations beginning August 6, 2009. Operations related to the noncontrolling interest are immaterial.

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

NOTE 3 – DISCONTINUED OPERATIONS

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. This business primarily sold consumer products to the Israeli market, including cosmetics, toiletries and detergents, and was previously reported as part of the Company’s Other category. Based on management’s strategic review of its portfolio of businesses, the Company decided to sell the Israel Consumer Products business to a third party. In the third quarter of fiscal 2009, the Israel Consumer Products business had met the criteria set forth in ASC Subtopic 360-10 to be accounted for as discontinued operations.

On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group, for approximately $55,000, of which approximately $11,000 was to be contingent upon satisfaction of contingency factors specified in the agreement. On February 26, 2010, the sale to Emilia Group was completed for approximately $47,000, of which approximately $11,000, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar, is contingent upon satisfaction of contingency factors specified in the agreement. The change from the preliminary purchase price to the closing price was due to post-signing working capital adjustments as defined by the agreement. The final purchase price is subject to post-closing working capital adjustments as defined by the agreement. The Company is currently in arbitration in order to settle the final post-closing working capital adjustment. The sale was completed in the third quarter of fiscal 2010 resulting in a pre-tax gain on the sale of $750. Under the terms of the agreement, the Company will provide distribution and support services for the importation of private label cosmetics from this business into the U.S. market for up to 12 months after the close of the transaction. These services will be fully transferred to Emilia Group by the end of the third quarter of fiscal 2011.

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

Results of discontinued operations were as follows:

	First Quarter
	2011	2010
Net sales	$5,029	$23,132
Income before income taxes	$1,107	$1,303
Income tax expense	(410)	(542)

Income from discontinued operations, net of tax	$697	$761

The assets and liabilities classified as discontinued operations as of September 25, 2010, June 26, 2010 and September 26, 2009 were as follows:

	September 25, 2010	June 26, 2010	September 26, 2009
Cash	$-	$-	$5
Accounts receivable, net	2,377	1,700	22,451
Inventories	4,174	5,482	27,767
Prepaid expenses and other current assets	64	193	5,883
Property and equipment, net	-	-	13,452
Other intangible assets, net	-	-	3,460

Current assets of discontinued operations	$6,615	$7,375	$73,018

Accounts payable	$2,243	$3,482	$15,232
Accrued payroll and other accrued liabilities	1,003	976	7,088
Deferred income taxes	960	912	706

Current liabilities of discontinued operations	$4,206	$5,370	$23,026

As of September 25, 2010, the remaining assets and liabilities recorded in discontinued operations relate to distribution services that will cease by the end of the third quarter of fiscal 2011, as specified in the transaction agreement.

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

	First Quarter
	2011	2010
Numerator:
Income from continuing operations	$73,678	$51,100
Income from discontinued operations, net of tax	697	761

Net income used for both basic and diluted EPS	$74,375	$51,861

Denominator:
Weighted average shares outstanding for basic EPS	91,824	92,044
Dilutive effect of share-based awards	1,445	1,352

Weighted average shares outstanding for diluted EPS	93,269	93,396

Share-based awards outstanding that were anti-dilutive were 67 and 484 for the first quarter of fiscal 2011 and 2010, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE 5 – FINANCIAL INSTRUMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820), provides a consistent definition of fair value, which focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. ASC 820 requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2:	Either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table summarizes the valuation of the Company’s financial instruments by the above pricing categories as of September 25, 2010:

	Fair Value Measurements as of September 25, 2010 Using:
	Total as of September 25, 2010	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,944	$11,944	$-	$-
Investment securities	4,953	-	-	4,953
Funds associated with Israeli post employment benefits	16,077	-	16,077	-
Foreign currency forward contracts, net	1,567	-	1,567	-

Total	$34,541	$11,944	$17,644	$4,953

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and variable rate long-term debt, approximate their fair value. As of September 25, 2010, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $665,414, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during the three months ended September 25, 2010. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of September 25, 2010, the Company had $16,077 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

The Company’s investment securities include auction rate securities (ARS) totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Historically, the carrying value of ARS approximated their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the credit markets beginning in calendar 2008, ARS have failed to settle at auction resulting in an illiquid market for these types of securities for an extended period of time. While there are some recent indications that a market is starting to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.

The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. At September 25, 2010 and September 26, 2009, these securities were recorded at a fair value of $4,393 and $4,961, respectively. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities.

In addition to ARS, as of September 25, 2010, the Company held a total of $560 of collateralized debt obligations backed primarily by U.S. Treasury obligations.

The following table presents a rollforward of the assets and liabilities measured at fair value using unobservable inputs (Level 3) at September 25, 2010:

Investment Securities (Level 3)
Assets:
Balance as of June 26, 2010	$4,950
Transfers into Level 3	-
Foreign currency translation	3

Balance as of September 25, 2010	$4,953

At September 25, 2010, all of the Company’s investments in debt securities were classified as available-for-sale, and, as a result, were reported at fair value. The following is a summary of the Company’s available-for-sale securities as of September 25, 2010:

September 25, 2010
Corporate debt securities (ARS)	$4,393
Other debt securities	560

Total	$4,953

Excluding corporate debt securities, the fair value of available-for-sale investment securities approximated amortized cost as of September 25, 2010. Unrealized gains and losses for investment securities other than corporate debt securities were not material and were included in other comprehensive income (OCI), net of tax. The gross realized gains and losses on the sale of these securities are determined using the specific identification method.

The following table summarizes the contractual maturities of debt securities at September 25, 2010:

Less than 1 year	$560
Due in 1 to 5 years	-
Due after 5 years	4,393

Total	$4,953

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows:

	September 25, 2010	June 26, 2010	September 26, 2009
Finished goods	$213,692	$213,068	$173,210
Work in process	115,131	116,618	103,055
Raw materials	132,421	123,294	114,323

Total inventories	$461,244	$452,980	$390,588

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

In the first three months of fiscal 2011, there were no additions to goodwill. The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Total
Balance as of June 26, 2010	$124,331	$333,021	$72,725	$88,011	$618,088
Purchase price adjustment	-	(1,998)	-	-	(1,998)
Currency translation adjustment	5,081	-	3,393	3,858	12,332

Balance as of September 25, 2010	$129,412	$331,023	$76,118	$91,869	$628,422

Other intangible assets and related accumulated amortization consisted of the following:

	September 25, 2010		June 26, 2010
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Intangible assets subject to amortization:
Developed product technology/ formulation and product rights	$317,862	$77,456	$311,319	$69,128
Distribution and license agreements	41,506	16,778	41,123	16,048
Customer relationships	329,129	19,860	326,404	15,414
Trademarks	4,877	718	4,691	716
Non-competition agreements	6,123	1,459	5,895	1,126

Total	699,497	116,271	689,432	102,432

Intangible assets not subject to amortization:
Trade names and trademarks	6,767	-	6,575	-

Total intangible assets	$706,264	$116,271	$696,007	$102,432

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded a charge for amortization expense of $11,287 and $5,292 for the first quarter of fiscal 2011 and 2010, respectively, for intangible assets subject to amortization. The increase in amortization expense in the first quarter of fiscal 2011 is due primarily to the incremental amortization expense incurred on the intangible assets acquired as part of the PBM acquisition.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2011 (1)	$33,300
2012	47,800
2013	49,500
2014	49,400
2015	48,400

(1)	Reflects remaining nine months of fiscal 2011.

NOTE 8 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows:

	September 25, 2010	June 26, 2010	September 26, 2009
Short-term debt:
Swingline loan	$1,000	$9,000	$-
Line of credit – India subsidiary	524	-	-
Borrowings under accounts receivable securitization program	63,000	-	-
Current portion of long-term debt:
Letter of undertaking-Israeli subsidiary	-	400,000	-
Debenture – Israeli subsidiary	-	-	18,292

Total	64,524	409,000	18,292

Long-term debt:
Revolving line of credit	-	95,000	-
Term loans	225,000	225,000	225,000
Senior notes	615,000	615,000	200,000
Letter of undertaking – Israeli subsidiary	-	-	400,000

Total	840,000	935,000	825,000

Total debt	$904,524	$1,344,000	$843,292

On March 16, 2005, the Company’s Israeli holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. The terms required the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. In the first quarter of fiscal 2011, the Company elected to prepay the entire loan balance of $400,000 using the restricted cash deposit discussed above. The prepayment was completed on July 19, 2010.

On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly owned subsidiaries and Bank of America Securities, LLC (Bank of America). The Securitization Program is a 364-day facility, and on July 22, 2010, the Company renewed the Securitization Program with Bank of America, as Agent, and Wells Fargo Bank, National Association (Wells Fargo) as Managing Agent together, the Committed Investors.

Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America and Wells Fargo have committed $100,000 and $50,000, respectively, effectively allowing the Company to borrow up to a total amount of $150,000, subject to a Maximum Net Investment calculation as defined in the agreement. At September 25, 2010, the full $150,000 was available under this calculation, of which the Company had borrowed $63,000. The interest rate on the borrowings is based on a thirty-day LIBOR plus 0.55%. If the London Interbank Offered Rate (LIBOR) is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) the Federal Funds Rate plus 1.50%; or (ii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a facility fee of 0.55% is applied to the $150,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program is classified as short-term debt in the Company’s condensed consolidated balance sheet, as noted above. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

Subsequent to the end of its first quarter of fiscal 2011, the Company entered into a credit agreement dated as of October 8, 2010 with a group of banks (the 2010 Credit Agreement), which provides an initial revolving loan commitment of $350,000 and an initial term loan commitment of $150,000, each subject to increase or decrease as specified in the 2010 Credit Agreement. Both loans bear interest, at the election of the Company, at either the Annual Base Rate plus an Applicable Margin or the Adjusted LIBOR plus an Applicable Margin, as specified and defined in the 2010 Credit Agreement. The obligations under the 2010 Credit Agreement are guaranteed by certain subsidiaries of the Company, and in some instances, the obligations may be secured by a pledge of 65% of the stock of certain foreign subsidiaries. The maturity date of the term and revolving loans under the 2010 Credit Agreement is October 8, 2015. The Company intends to use the proceeds from the term loan and revolving loan for general corporate purposes and to repay certain other outstanding debt, including the $100,000 term loan made pursuant to the Company’s prior credit agreement.

In connection with the execution of the 2010 Credit Agreement, the Company terminated its prior credit agreement, dated as of March 16, 2005, and entered into a First Amendment to the Term Loan Agreement, dated as of April 22, 2008, which conforms certain covenants in that Term Loan Agreement to the covenants contained in the 2010 Credit Agreement and makes certain other conforming changes.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (ASC 815), which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income, net of tax. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument affect earnings. All of the Company’s designated hedging instruments are classified as cash flow hedges.

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

In the third quarter of fiscal 2010, with the expected issuance of long-term debt to partially fund the PBM acquisition, the Company entered into T-Locks with a notional value of $230,000 to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of Senior Notes. The T-Locks, which the Company designated as cash flow hedges, were settled in the fourth quarter of fiscal 2010 upon the issuance of an aggregate of $415,000 principal amount of Senior Notes in April 2010 for a cumulative gain of $2,253, which was recorded in other comprehensive income and is being amortized to earnings as a reduction to interest expense over the life of those Senior Notes.

In conjunction with the Company’s prior credit agreement, during the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the aforementioned term and revolving commitments thereunder. These interest rate swap agreements were contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements were used to measure interest to be paid or received and did not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements was recognized as an adjustment to interest expense.

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

In conjunction with the Company’s 2010 Credit Agreement, subsequent to the end of the first quarter of fiscal 2011, the Company entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on the term loan under the 2010 Credit Agreement. The interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements will be used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements will be recognized as an adjustment to interest expense. The interest rate swap agreements fix the interest rate at 1.545% on an initial notional amount of principal of $90,000 on the 2010 term loan. The interest rate swap agreements will expire October 8, 2015.

In accordance with ASC 815, the Company designated the above interest rate swap as a cash flow hedge and formally documented the relationship between the interest rate swap and the variable rate borrowing, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed at the hedge’s inception, and will continue to assess on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) will be deferred as a component of accumulated other comprehensive income and will be recognized in earnings at the time the hedged item affected earnings. Any ineffective portion of the change in fair value will be immediately recognized in earnings.

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

The Company’s foreign currency hedging program consists of cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of twelve months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of twelve months. The Company did not have any foreign currency put or call contracts as of September 25, 2010.

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $160,000. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The effects of derivative instruments on the Company’s condensed consolidated financial statements as of September 25, 2010 and September 26, 2009 and for the three months then ended were as follows (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet

(Designated as (non) hedging instruments under ASC 815)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		September 25, 2010	September 26, 2009
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$2,987	$1,900

Total hedging derivatives		$2,987	$1,900

Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$39	$902

Total non-hedging derivatives		$39	$902

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 25, 2010	September 26, 2009
Hedging derivatives:
Interest rate swap agreements	Accrued liabilities	$-	$2,035
Foreign currency forward contracts	Accrued liabilities	1,230	797

Total hedging derivatives		$1,230	$2,832

Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$229	$-

Total non-hedging derivatives		$229	$-

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) for the three months ended September 25, 2010

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
T-Locks	$-	Interest, net	$56		$-
Foreign currency forward contracts	5,437	Net sales	(90)
		Cost of sales	(1,086)	Cost of sales	(133)
		Interest, net	11
		Other income (expense), net	1,494

Total	$5,437		$385		$(133)

Effects of Derivative Instruments on Income and OCI for the three months ended September 26, 2009

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap agreements	$(408)	Interest, net	$(1,564)	Other expense	$(1,100)
Foreign currency forward contracts	442	Net sales	(261)	Cost of sales	(35)
		Cost of sales	458
		Interest, net	19
		Other income (expense), net	237

Total	$34		$(1,111)		$(1,135)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		September 25, 2010	September 26, 2009
Foreign currency forward contracts	Interest, net	$(3)	$(15)
Foreign currency forward contracts (1)	Other income (expense), net	(503)	1,272

Total		$(506)	$1,257

(1) The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company issued 671 and 541 shares related to the exercise and vesting of share-based compensation during the first quarter of fiscal 2011 and 2010, respectively.

Prior to fiscal 2011, the Company had a common stock repurchase program. Purchases were made on the open market, subject to market conditions and were funded by available cash or borrowings. On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. The Company completed purchases under this plan on December 16, 2009. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. During the first quarter of fiscal 2011, the Company repurchased 140 shares of its common stock for $8,168, all of which were repurchased in private party transactions. During the first quarter of fiscal 2010, the Company repurchased 839 shares of its common stock for $25,286, of which 78 shares were repurchased in private party transactions.

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consisted of the following:

	First Quarter
	2011	2010
Net income	$74,375	$51,861
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	3,337	1,434
Foreign currency translation adjustments	32,132	14,211
Post-retirement liability adjustments, net of tax	(251)	(111)

Comprehensive income	$109,593	$67,395

NOTE 12 – INCOME TAXES

The effective tax rate on income from continuing operations was 27.9% and 21.3% for the first quarter of fiscal 2011 and fiscal 2010, respectively. Foreign source income from continuing operations before tax for the first quarter was 28% of pre-tax earnings in fiscal 2011, down from 42% in the same period of fiscal 2010. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the first quarter fiscal 2011 effective tax rate was higher than the comparable quarter of the prior year. The recorded effective tax rate for the first quarter of fiscal 2010 was reduced by $4,600 or 5.7% due to the statutory tax rate changes in Israel.

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

The total amount of unrecognized tax benefits was $98,006 and $72,343 as of September 25, 2010 and June 26, 2010, respectively. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $15,730 and $14,430 as of September 25, 2010 and June 26, 2010, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including Joseph Papa and Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value (the ARS ), had been purchased from Lehman Brothers Holdings, Inc. (Lehman). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman’s bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees.

On June 15, 2009, the Court appointed several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee, namely Laurie Brlas, Gary Kunkle and Ben-Zion Zilberfarb. The amended complaint asserts the same statutory claims and contains the same class action allegations as the original pleading. The amended complaint alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had sold the ARS to the Company and had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleges that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. On September 30, 2010, the Court granted in part and denied in part the motion to dismiss. The Court dismissed the “control person” claims against the members of the Company’s Audit Committee, but denied the motion to dismiss as to the remaining claims and defendants. On October 29, 2010, the defendants filed a new motion to dismiss the amended complaint on the grounds that the Co-Lead Plaintiffs (who are the only plaintiffs named in the amended complaint) lack standing to sue under the U.S. securities laws following a recent decision of the United States Supreme Court holding that Section 10(b) of the Exchange Act does not apply extraterritorially to the claims of foreign investors who purchased or sold securities on foreign stock exchanges. The Company believes that the lawsuit is without merit and intends to defend the case vigorously.

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

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company’s Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors (as defined by the Michigan Business Corporation Act) to investigate Mr. Drinkwine’s allegations. The committee retained independent counsel to assist it in that investigation. The committee and its counsel conducted an extensive investigation and concluded that Mr. Drinkwine’s allegations are entirely without merit and, consequently, that it would not be in Perrigo’s best interests for the suit to go forward. Based on the findings of that investigation, on August 24, 2009, the Company filed a motion to dismiss the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding. The individual defendants joined in Perrigo’s motion to dismiss. The dismissal motion has been fully briefed and the Court held a hearing on the motion on June 28, 2010. The Court has not yet ruled on the motion to dismiss.

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

NOTE 14 - SEGMENT INFORMATION

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API, along with an Other category. As discussed in Note 1, due to the purchase of PBM, in the first quarter of fiscal 2011, the Company realigned and expanded its reportable segments to include its Nutritionals segment, representing infant formulas and other nutritional products. As discussed in Note 3, beginning in the third quarter of fiscal 2009, the operating results of the Company’s former Israel Consumer Products operating segment are reported as discontinued operations in the Company’s condensed consolidated statements of income and are not included in the table below for all periods presented. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
First Quarter 2011
Net sales	$396,104	$122,684	$69,333	$37,361	$15,840	-	$641,322
Operating income	$71,319	$18,079	$17,755	$10,323	$805	$(6,514)	$111,767
Amortization of intangibles	$2,114	$5,801	$2,459	$492	$421	-	$11,287
Total assets	$1,050,912	$978,329	$369,445	$248,980	$117,475	$-	$2,765,141

First Quarter 2010
Net sales	$380,821	$55,792	$47,131	$32,920	$11,669	-	$528,333
Operating income (loss)	$74,417	$(2,590)	$60	$3,949	$288	$(3,995)	$72,129
Amortization of intangibles	$1,261	$450	$2,795	$530	$256	-	$5,292
Total assets	$1,408,342	$174,369	$404,266	$252,405	$94,114	$-	$2,333,496

NOTE 15 - RESTRUCTURING

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

Fiscal 2010 Restructuring Lease Termination
Balance at March 27, 2010	$544
Payments	(159)

Balance at June 26, 2010	385
Payments	(118)

Balance at September 25, 2010	$267

Germany

In the fourth quarter of fiscal 2009, the Company determined that its German API facility was no longer competitive from a global cost position. At that time, the Company did not anticipate that there would be a viable market for the sale of this facility and related operations, and accordingly, the Company planned to cease all operations at the facility during the first quarter of fiscal 2011. In connection with the planned closure of this facility, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge in its API segment of $5,735 in the fourth quarter of fiscal 2009 to reflect the difference between carrying value and the estimated fair value, based on quoted market prices, of the affected assets. An additional charge of $2,160 was recorded in the fourth quarter of fiscal 2009 related to the removal of fixed assets from the facility for transfer and sale. The Company also recorded a charge of $6,752 related to employee termination benefits for 73 employees, of which no amounts had been paid out as of September 25, 2010.

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

Due to the change in its original restructuring plan, in the third quarter of fiscal 2010, the Company reversed $6,013 of certain charges it had recognized in the fourth quarter of fiscal 2009 when the restructuring plan was initially put in place. The Company reversed the $2,160 charge related to the removal of fixed assets from the facility, as well as the $3,852 charge related to employee termination benefits, because these items became the responsibility of the buyer. In addition, given that, as of the end of the third quarter of fiscal 2010, the German API facility and its related operations had not yet been sold but met the held for sale criteria, in accordance with ASC Topic 360, the Company recorded the assets at fair value less the cost to sell. As a result, the Company incurred a $12,788 charge in its API segment in the third quarter of fiscal 2010. In the fourth quarter of fiscal 2010, the Company incurred an additional $2,049 restructuring charge upon completion of the sale.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER FISCAL YEARS 2011 AND 2010

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

Segments – The Consumer Healthcare segment is the world’s largest store brand manufacturer of over-the-counter (OTC) pharmaceutical products. This business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below a comparable national brand product. The Company estimates that its business model saves consumers approximately $1,100,000 annually in their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the current geographies where it currently competes - the U.S., U.K. and Mexico. Currently, store brand private label OTC products represent approximately 30% of the total retail dollar value of the categories in which the Company competes. This market share has grown in recent years as new products, retailer efforts and economic events have directed consumers to the value of store brand product offerings.

In the first quarter of fiscal 2011, the Company realigned and expanded its reportable segments to include its Nutritionals segment, representing infant formulas and other nutritional products. This realignment followed the Company’s acquisition, in the fourth quarter of fiscal 2010, of PBM Holdings, Inc. (PBM), the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. This new segment structure is consistent with the way management now makes operating decisions and manages the growth and profitability of the Company’s business. As a result of the change in segment reporting, all historical information has been reclassified to conform to the new presentation.

The Nutritionals segment manufactures, markets and distributes infant formula products, infant and toddler foods, vitamin, mineral and supplement (VMS) products, and oral electrolyte solution products to retailers and consumers in the U.S., Canada, China and Mexico. Similar to the Consumer Healthcare segment, this business markets products that are comparable in quality and effectiveness to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients per the Infant Formula Act. Store brands, while value priced, meet the same exacting U.S. Food and Drug Administration (FDA) nutritional requirements as all the major brands while offering substantial savings.

The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription drugs in the U.S. The Company defines this portfolio as “extended topical” in nature as it encompasses a broad array of topicals including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions and solutions. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that have more difficult to develop formulations and therefore are exposed to less competition. In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®”). ORx® is a term used to describe OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 200 ORx® products that are reimbursable through many health plans, Medicaid and Medicare programs. When prescribed by a doctor or other health care professional, ORx® products offer consumers safe and effective remedies that provide an affordable alternative to higher out-of-pocket costs of traditional OTC products. The Company’s ORx® strategy is to set up and register OTC products for reimbursement through public and private health plans, as well as leverage its portfolio and pipeline of OTC products for generic substitution when appropriate.

The API segment develops, manufactures and markets active pharmaceutical ingredients (API) used worldwide by the generic drug industry and branded pharmaceutical companies. The strategy of the API segment is to focus development efforts on the synthesis of less common molecules for its customers, as well as for the more complex products within the Consumer Healthcare and Rx Pharmaceuticals development pipelines. This segment is undergoing a strategic platform transformation, moving certain production from Israel to the newly acquired API manufacturing facility in India to allow for lower cost production and to create space for other, more complex production in Israel. The fiscal 2010 sale of the Company’s facility in Germany also supports this footprint change.

Each business segment has its own sales and marketing teams focused on servicing the specific requirements of its customer base. All of these business segments share Research and Development (R&D), Supply Chain, Information Technology, Finance, Human Resources, Legal and Quality services, all of which are directed out of the Company’s headquarters in Allegan, Michigan.

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

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior to June 27, 2010, the Company’s consolidated results of operations and financial position of its U.K., Mexico, Germany and Israel subsidiaries were presented on a twelve-month period ending in May, resulting in a one-month reporting lag when compared to the remainder of the Company. Starting June 27, 2010, the reporting year-end of these foreign operations was changed from May to June. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in technology, ERP systems and personnel to enhance its financial statement close process. Accordingly, the Company’s financial statements for periods prior to fiscal 2011 have been changed to reflect the period-specific effects of applying this change in accounting principle. This change resulted in a cumulative effect of an accounting change of $118, net of income tax effect, to retained earnings as of June 28, 2009. The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first three months of fiscal 2011 are not necessarily indicative of the results that may be expected for a full year.

Current Year Results – Net sales from continuing operations for the first quarter of fiscal 2011 were $641,322, an increase of 21% over fiscal 2010. The increase was driven primarily by approximately $82,500 of net sales attributable to the acquisitions of PBM and Orion Laboratories Pty Ltd. (Orion) and approximately $48,900 of consolidated new product sales. Gross profit of $213,954 was an increase of 31% over fiscal 2010. The gross profit percentage in the first quarter of fiscal 2011 was 33.4%, up from 30.9% last year. Operating expenses were $102,187, an increase of 12% over fiscal 2010. As a percentage of net sales, operating expenses were 15.9%, down from 17.2% in the first quarter of fiscal 2010. Income from continuing operations was $73,678, an increase of 44% over fiscal 2010. Net income was $74,375, an increase of 43% over fiscal 2010.

Growth Strategy and Strategic Transactions

Management expects to continue to grow the Company both organically and inorganically. The Company continually reinvests in its own R&D pipeline and works with partners as necessary to strive to be first to market with new products. Recent years have seen strong organic growth as a series of very successful new products have been launched in Consumer Healthcare. Inorganic growth is expected to be achieved through continued expansion into adjacent products, product categories and channels, as well as into new geographic markets. While ever-conscious of the challenges associated with the current economic environment, the Company continues to identify opportunities to grow and at the same time positions itself to address the uncertainties that lie ahead.

Strategic Evaluations

The Company’s management evaluates business performance using a Return on Invested Capital (ROIC) metric. This includes evaluating the performance of business segments, manufacturing locations, product categories and capital projects. Business segments are expected to meet or exceed the Company’s weighted average cost of capital each year. All potential acquisition targets are evaluated on whether they have the capacity to be ROIC-accretive within three years. Capital expenditures and large projects are required to demonstrate that they will contribute positively to ROIC in excess of the Company’s weighted average cost of capital.

Events Impacting Future Results

On March 31, 2010, the FDA approved one of the pipeline products contained in the Company’s agreement with Cobrek Pharmaceuticals (Cobrek), a generic to Evoclin® foam, which had been submitted to the FDA in August 2008 with a Paragraph IV certification. Upon receipt of the FDA approval, the Company immediately commenced shipping of the product. In addition, the Company and Cobrek have reached an agreement in principle to settle the underlying Hatch-Waxman litigation brought by Stiefel Laboratories’ (Stiefel), a subsidiary of GlaxoSmithKline. In accordance with the terms of the settlement the Company and Cobrek continued to ship product until April 2, 2010, which resulted in the Company’s Rx Pharmaceuticals segment recognizing increased revenue in the fourth quarter of fiscal 2010. According to the terms of the settlement, the Company has taken a royalty-bearing license under patents owned or controlled by Stiefel. The Company anticipates resuming shipments of the product in the second quarter of fiscal 2011, at which time the Company will pay additional royalty fees to Stiefel.

Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. With respect to the U.S. temozolomide market, on February 2, 2010, the Company announced that it will exclusively supply Teva Pharmaceuticals Industries Ltd. (Teva) with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S. and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an Abbreviated New Drug Application (ANDA) that contained a Paragraph IV certification for Temodar® and is eligible to receive 180-day Hatch-Waxman statutory exclusivity to market this product in the U.S. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. Merck has appealed the ruling and an appellate decision is expected during the first half of fiscal year 2011. On March 1, 2010, the FDA granted final approval to the Teva ANDA. Teva, which will control the launch and is managing the litigation, has not yet determined a U.S. launch date. The Company expects its share in the profits of the product could have a material positive impact on its operating results; however, the magnitude and timing of the profits the Company could realize are uncertain and are subject to factors beyond the Company’s control, including, but not limited to, the timing of the product launch date by Teva in the U.S. Teva has announced that it and Merck have entered into an agreement pending resolution of the appeal under which, subject to limited exceptions, Teva will only market a generic product should the appellate court uphold the lower court’s decision. Furthermore, the agreement grants Teva the right to commence selling its generic product as of August 2013.

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market suspended distribution of certain of their products in the adult and pediatric analgesic categories. Due to this situation, which continued through the first quarter of fiscal 2011, the Company experienced an increase in sales of certain adult and pediatric analgesic products which have had a positive impact on the Consumer Healthcare segment’s sales and results of operations. To the extent that this key competitor remains absent from the market for the remainder of fiscal 2011, this could continue to benefit the Company’s Consumer Healthcare sales and results of operations. At this time, the Company cannot predict when this competitor will make a full return to the market.

RESULTS OF OPERATIONS

Consumer Healthcare

	First Quarter
	2011	2010
Net sales	$396,104	$380,821

Gross profit	$125,592	$122,937
Gross profit %	31.7%	32.3%

Operating expenses	$54,273	$48,520
Operating expenses %	13.7%	12.7%

Operating income	$71,319	$74,417
Operating income %	18.0%	19.5%

Net Sales

First quarter net sales for fiscal 2011 increased 4% or $15,283 compared to fiscal 2010. The increase was due primarily to an increase of sales of existing products of approximately $17,800 in the analgesics, cough/cold and feminine hygiene categories, along with new product sales of approximately $17,200, primarily in the gastrointestinal and smoking cessation categories. In addition, first quarter fiscal 2011 net sales attributable to the acquisition of Orion were approximately $7,300. These combined increases were partially offset by a decline of $21,000 in sales of existing products in the smoking cessation and contract manufacturing categories. The decrease in the smoking cessation category was due primarily to increased competition. Net sales decreased by $5,000 in sales of existing products in the U.K., along with approximately $1,000 due to unfavorable changes in foreign currency exchange rates.

Gross Profit

First quarter gross profit for fiscal 2011 increased 2% or $2,655 compared to fiscal 2010. The increase was due primarily to higher gross profit on new product sales and the incremental gross profit attributable to the Orion acquisition. These increases were partially offset by a decline in gross profit related to an incremental investment in quality spending. This incremental investment in quality spending was the primary driver of the gross profit percentage decrease of 60 basis points in the first quarter of fiscal 2011.

Operating Expenses

First quarter operating expenses for fiscal 2011 increased 12% or $5,753 compared to fiscal 2010. The increase was primarily related to higher administrative expenses of $4,300 and selling expenses of $3,100. The increase in administrative expenses was driven primarily by an increase in employee-related costs, along with the incremental administrative expenses of Orion. Selling expenses increased due primarily to higher spending on sales and marketing promotions. These increases in administrative costs and selling expenses were partially offset by a decrease in research and development costs associated with the timing of clinical trials.

Nutritionals

	First Quarter
	2011	2010
Net sales	$122,684	$55,792

Gross profit	$38,390	$3,165
Gross profit %	31.3%	5.7%

Operating expenses	$20,311	$5,755
Operating expenses %	16.6%	10.3%

Operating income (loss)	$18,079	$(2,590)
Operating income (loss) %	14.7%	(4.6)%

Net Sales

First quarter net sales for fiscal 2011 increased 120% or $66,892 compared to fiscal 2010. The increase was due primarily to additional sales attributable to the fiscal 2010 acquisition of PBM of approximately $75,200. In addition, new product sales in the VMS category were approximately $1,400. These combined increases were partially offset by a decline of $9,800 in sales from existing products. During the first quarter of fiscal 2011, one of the Company’s key competitors within the infant formula product category experienced a serious quality issue that resulted in the removal of certain of this competitor’s products from the market. As a result of this issue, the Company is anticipating a moderate increase in second quarter fiscal 2011 net sales within the Nutritionals segment, but does not currently expect the increase to extend beyond the second quarter.

Gross Profit

First quarter gross profit for fiscal 2011 increased $35,225 over fiscal 2010 gross profit of $3,165. The substantial increase resulted primarily from the incremental gross profit attributable to the fiscal 2010 acquisition of PBM. In addition, gross profit from the VMS category improved by approximately $4,000 as a result of improvements in operational efficiencies and lower material costs. The large increase in the first quarter fiscal 2011 gross profit percentage compared to the first quarter of fiscal 2010 was due primarily to the acquisition of PBM, along with the operational improvements within the VMS category.

Operating Expenses

First quarter operating expenses for fiscal 2011 increased 253% or $14,556 compared to fiscal 2010. The substantial increase resulted from operating expenses attributable to PBM, slightly offset by a $300 decrease in operating expenses related to the existing VMS category.

Rx Pharmaceuticals

	First Quarter
	2011	2010
Net sales	$69,333	$47,131

Gross profit	$27,772	$22,399
Gross profit %	40.1%	47.5%

Operating expenses	$10,017	$22,339
Operating expenses %	14.4%	47.4%

Operating income	$17,755	$60
Operating income %	25.6%	0.1%

Net Sales

First quarter net sales for fiscal 2011 increased 47% or $22,202 compared to fiscal 2010. This increase was due primarily to new product sales of approximately $17,000 along with increased sales volumes on the Company’s existing portfolio of products of approximately $4,600. A significant portion of the new product sales in the first quarter of fiscal 2011 were generated through the Company’s partnership agreement with Graceway Pharmaceuticals, LLC pursuant to which the Company was named the authorized generic distributor of Aldara®.

Gross Profit

First quarter gross profit for fiscal 2011 increased 24% or $5,373 compared to fiscal 2010. This increase was due primarily to higher gross profit attributable to new product sales of approximately $4,000, along with gross profit from higher sales volumes on existing products of approximately $1,000. The gross profit percentage decreased 740 basis points in the first quarter of fiscal 2011 compared to fiscal 2010 as a result of the lower gross profit percentage associated with sales of the authorized generic of Aldara® discussed above.

Operating Expenses

First quarter operating expenses for fiscal 2011 decreased 55% or $12,322 compared to fiscal 2010 due primarily to lower research and development costs of approximately $13,100, slightly offset by higher selling and administration costs of approximately $700. The decrease in research and development expenses was due primarily to the absence of the $14,000 write-off of in-process research and development as a result of acquiring an ANDA from KV Pharmaceutical in the first quarter of fiscal 2010, offset slightly by higher costs associated with the timing of clinical studies. The slight increase in selling and administration costs was driven by higher employee-related expenses.

API

	First Quarter
	2011	2010
Net sales	$37,361	$32,920

Gross profit	$16,781	$10,758
Gross profit %	44.9%	32.7%

Operating expenses	$6,458	$6,809
Operating expenses %	17.3%	20.7%

Operating income	$10,323	$3,949
Operating income %	27.6%	12.0%

Net Sales

First quarter net sales for fiscal 2011 increased 13% or $4,441 compared to fiscal 2010. This increase was due primarily to new product sales of approximately $9,200 partially offset by a decline of $2,700 in sales of existing products, along with $2,100 resulting from unfavorable changes in foreign currency exchange rates. New product sales in the first quarter of fiscal 2011 were driven primarily by sales of temozolomide to the European market. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.

Gross Profit

First quarter gross profit for fiscal 2011 increased 56% or $6,023 compared to fiscal 2010 due primarily to the gross profit attributable to new product sales, along with an increase in gross profit from sales of existing products of approximately $1,900. These increases were offset slightly by the impact of unfavorable changes in foreign currency exchange rates of approximately $1,500. The gross profit percentage increased 1,220 basis points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due primarily to the favorable contribution of new product sales.

Operating Expenses

First quarter operating expenses for fiscal 2011 decreased 5% or $351 compared to fiscal 2010. This slight decrease was due primarily to decreased administrative costs as a result of the fiscal 2010 sale of the Company’s facility in Germany.

Other

The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	First Quarter
	2011	2010
Net sales	$15,840	$11,669

Gross profit	$5,419	$3,953
Gross profit %	34.2%	33.9%

Operating expenses	$4,614	$3,665
Operating expenses %	29.1%	31.4%

Operating income	$805	$288
Operating income %	5.1%	2.5%

Net Sales

First quarter net sales for fiscal 2011 increased 36% or $4,171 compared to fiscal 2010. This increase was driven primarily by a $1,000 increase in sales of existing products, along with $4,100 of new product sales. These increases were offset slightly by unfavorable changes in foreign currency exchange rates of $900.

Gross Profit

First quarter gross profit for fiscal 2011 increased 37% or $1,466 compared to fiscal 2010 due primarily to increased sales volumes on the existing portfolio of products, along with higher gross profit attributable to new products, offset slightly by unfavorable changes in foreign currency exchange rates of $300.

Operating Expenses

First quarter operating expenses for fiscal 2011 increased 26% or $949 compared to fiscal 2010 due primarily to higher selling costs associated with variable employee-related expenses.

Unallocated Expenses

	First Quarter
	2011	2010
Operating expenses	$6,514	$3,995

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the first quarter of fiscal 2011 increased 63% or $2,519 compared to fiscal 2010. This $2,500 increase was driven primarily by an increase in variable incentive-related wages and benefits.

Interest and Other (Consolidated)

Interest expense for the first quarter was $11,583 for fiscal 2011 and $11,809 for fiscal 2010. Interest expense decreased during the first quarter of fiscal 2011 due to the absence of interest expense on the $400,000 letter of undertaking that the Company prepaid during the first quarter of fiscal 2011. This decrease was largely offset by interest on the long-term debt the Company incurred in connection with the acquisition of PBM during the fourth quarter of fiscal 2010. Interest income for the first quarter was $1,496 for fiscal 2011 and $5,314 for fiscal 2010. The decrease in interest income was due to the use of the restricted cash balance of $400,000 to prepay the letter of undertaking during the first quarter of fiscal 2011. Other income, net for the first quarter was $559 for fiscal 2011 compared to other expense, net of $704 for fiscal 2010.

Income Taxes (Consolidated)

The effective tax rate on income from continuing operations was 27.9% and 21.3% for the first quarter of fiscal 2011 and fiscal 2010, respectively. Foreign source income from continuing operations before tax for the first quarter was 28% of pre-tax earnings in fiscal 2011, down from 42% in the same period of fiscal 2010. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, and as a result, the first quarter fiscal 2011 effective tax rate was higher than the comparable quarter of the prior year. The recorded effective tax rate for the first quarter of fiscal 2010 was reduced by $4,600 or 5.7% due to the statutory tax rate changes in Israel.

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

The total amount of unrecognized tax benefits was $98,006 and $72,343 as of September 25, 2010 and June 26, 2010, respectively. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $15,730 and $14,430 as of September 25, 2010 and June 26, 2010, respectively.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and current portion of investment securities decreased $187,875 to $56,658 at September 25, 2010 from $244,533 at September 26, 2009. Working capital from continuing operations, including cash, decreased $148,953 to $443,819 at September 25, 2010 from $592,772 at September 26, 2009.

Cash, cash equivalents and current portion of investment securities decreased $53,666 to $56,658 at September 25, 2010 from $110,324 at June 26, 2010. Working capital from continuing operations, including cash, decreased $31,048 to $443,819 at September 25, 2010 from $474,867 at June 26, 2010.

In addition to the cash, cash equivalents and current portion of investment securities balance of $56,658 at September 25, 2010, the Company had $249,000 available under its revolving loan commitment and approximately $2,500 available under its Indian short-term credit line, as well as $87,000 available under its accounts receivable securitization program described below. As of October 8, 2010, the Company had an additional $100,000 revolving loan commitment available under its new 2010 Credit Agreement described below. Cash, cash equivalents, current portion of investment securities, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Net cash used for operating activities increased by $42,519 to $6,162 for the first quarter of fiscal 2011 compared to net cash provided from operating activities of $36,357 for the first quarter of fiscal 2010. The increase in cash for operations was due primarily to an increase in accounts receivable as a result of the increase in sales volume for fiscal 2011 compared to fiscal 2010, higher payroll and related tax payments, as well as higher income tax payments. These increases were partially offset by a decrease in accounts payable attributable to general fluctuations in the timing of the overall procurement-to-pay cycle compared to last year.

Net cash used for investing activities decreased $29,488 to $7,196 for the first quarter of fiscal 2011 compared to $36,684 for the first quarter of fiscal 2010 due primarily to the absence of the funding used in fiscal 2010 for acquired research and development, the business acquisition of Vedants and asset acquisitions.

Capital expenditures for facilities and equipment were for normal replacement, productivity enhancements and quality improvements. Capital expenditures are anticipated to be between $75,000 to $95,000 for fiscal 2011 due primarily to manufacturing productivity projects, quality investment projects, investments at newly acquired entities, technology infrastructures, system upgrades and the API expansion into India.

Net cash used for financing activities decreased $34,370 to $39,972 for the first quarter of fiscal 2011 compared to $74,342 for the first quarter of fiscal 2010. The decrease in cash used for financing activities was due primarily to the borrowings under the accounts receivable securitization program and decreased repurchases of common stock, partially offset by increased repayments of long-term and short-term debt.

During the first quarter of fiscal 2011, the Company repurchased 140 shares of its common stock for $8,168, all of which were repurchased in private party transactions. During the first quarter of fiscal 2010, the Company repurchased 839 shares of its common stock for $25,286, of which 78 shares were repurchased in private party transactions.

The Company paid quarterly dividends in the first quarter of $5,780 and $5,106, or $0.0625 and $0.055 per share, for fiscal 2011 and 2010, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Credit Facilities

Subsequent to the end of its first quarter of fiscal 2011, the Company entered into a credit agreement dated as of October 8, 2010 with a group of banks (the 2010 Credit Agreement), which provides an initial revolving loan commitment of $350,000 and an initial term loan commitment of $150,000, each subject to increase or decrease as specified in the 2010 Credit Agreement. Both loans bear interest, at the election of the Company, at either the Annual Base Rate plus an Applicable Margin or the Adjusted London Interbank Offered Rate (LIBOR) plus an Applicable Margin, as specified and defined in the 2010 Credit Agreement. The obligations under the 2010 Credit Agreement are guaranteed by certain subsidiaries of the Company, and in some instances, the obligations may be secured by a pledge of 65% of the stock of certain foreign subsidiaries. The maturity date of the term and revolving loans under the 2010 Credit Agreement is October 8, 2015. The Company intends to use the proceeds from the term loan and revolving loan for general corporate purposes and to repay certain other outstanding debt, including the $100,000 term loan made pursuant to the Company’s prior credit agreement.

In connection with the execution of the 2010 Credit Agreement, the Company terminated its prior credit agreement, dated as of March 16, 2005, and entered into a First Amendment to the Term Loan Agreement, dated as of April 22, 2008, which conforms certain covenants in that Term Loan Agreement to the covenants contained in the 2010 Credit Agreement and makes certain other conforming changes.

Accounts Receivable Securitization

On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly owned subsidiaries and Bank of America Securities, LLC (Bank of America). The Securitization Program is a 364-day facility, and on July 22, 2010, the Company renewed the Securitization Program with Bank of America, as Agent, and Wells Fargo Bank, National Association (Wells Fargo) as Managing Agent (together, the Committed Investors).

Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America and Wells Fargo have committed $100,000 and $50,000, respectively, effectively allowing the Company to borrow up to a total amount of $150,000, subject to a Maximum Net Investment calculation as defined in the agreement. At September 25, 2010, $150,000 was available under this calculation, of which the Company had borrowed $63,000. The interest rate on the borrowings is based on a thirty-day LIBOR plus 0.55%. If the LIBOR is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) the Federal Funds Rate plus 1.50%; or (ii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a facility fee of 0.55% is applied to the $150,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program is classified as short-term debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

Investment Securities

The Company currently maintains a portfolio of auction rate securities with a total par value of $18,000 and an estimated fair value of $4,393 at September 25, 2010. As a result of the tightening of the credit markets beginning in calendar 2008, there has been no liquid market for these securities for an extended period of time. While there are some recent indications that a market is starting to materialize for these securities, though at a much reduced level then the pre-2008 period, the Company cannot predict when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets.

The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. At September 25, 2010 and September 26, 2009, these securities were recorded at a fair value of $4,393 and 4,961, respectively. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations

During the first quarter of fiscal 2011, the Company prepaid a $400,000 letter of undertaking entered into by the Company’s Israeli holding company as noted in Note 8 of the Notes to Condensed Consolidated Financial Statements. There were no other material changes in contractual obligations as of September 25, 2010.

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

Changes in these estimates and assumptions may result in additional customer-related accruals and allowances. The following table summarizes the activity included in the balance sheet for customer-related accruals and allowances:

	Year-to-Date 2011	Year-to-Date 2010
Customer-Related Accruals and Allowances
Balance, beginning of period	$63,735	$56,462
Provision recorded	106,311	78,652
Credits processed	(95,585)	(73,105)

Balance, end of the period	$74,461	$62,009

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $8,128 at September 25, 2010, $8,015 at June 26, 2010 and $12,984 at September 26, 2009.

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

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company performs its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units in the fourth quarter of the fiscal year. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K. operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $628,422 at September 25, 2010, $618,088 at June 26, 2010, and $272,252 at September 26, 2009.

Other Intangible Assets – Other intangible assets consist of a portfolio of individually developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-competition agreements and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-competition agreements are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships and certain distribution agreements. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $589,993 at September 25, 2010, $593,575 at June 26, 2010 and $216,488 at September 26, 2009.

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

Interest Rate Risk - The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense on borrowings used to finance acquisitions and working capital requirements.

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure related to the management of interest rate risk. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. Because of the use of certain derivative financial instruments and the significant amount of fixed rate debt, the Company believes that a fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

Market Risk - The Company’s investment securities include auction rate securities totaling $18,000 in par value. Auction rate securities are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. With the tightening of the credit markets beginning in calendar 2008, auction rate securities have failed to settle at auction resulting in an illiquid market for these types of securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of auction rate securities cannot be determined by the auction process until liquidity is restored to these markets. While there are some recent indications that a market is starting to materialize for these securities, though at a much reduced level then the pre-2008 period, the Company cannot predict when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.

The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. At September 25, 2010, these securities were recorded at a fair value of $4,393. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities.

Foreign Exchange Risk - The Company has operations in the U.K., Israel, Mexico and Australia. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations incur costs in their local currency. In addition, the Company’s U.S. operations continue to expand its export business, primarily in Canada, China and Europe and is subject to fluctuations in the respective currency exchange rates relative to the U.S. dollar. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates, while other segments experience a positive impact related to foreign currency exchange.

The Company monitors and strives to manage risk related to changes in foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. The Company cannot predict future changes in foreign currency exposure. Unfavorable fluctuations could adversely impact earnings.

See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Form 10-K for the year ended June 26, 2010 for additional information regarding market risks.

Item 4. Controls and Procedures

As of September 25, 2010, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 25, 2010 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the fourth quarter of fiscal 2010, the Company acquired PBM Holdings, Inc. (PBM) (see Note 2 – Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded PBM from its interim evaluation of internal control over financial reporting. The Company is in the process of documenting and testing PBM’s internal controls over financial reporting and will incorporate PBM into its annual report on internal control over financial reporting for its fiscal year end 2011. As of September 25, 2010, PBM’s total assets represented 31% of the Company’s consolidated total assets. PBM’s net sales represented 12% of the Company’s consolidated net sales for the first quarter of fiscal 2011.

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

On June 15, 2009, the Court appointed several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee, namely Laurie Brlas, Gary Kunkle and Ben-Zion Zilberfarb. The amended complaint asserts the same statutory claims and contains the same class action allegations as the original pleading. The amended complaint alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had sold the ARS to the Company and had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleges that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. On September 30, 2010, the Court granted in part and denied in part the motion to dismiss. The Court dismissed the “control person” claims against the members of the Company’s Audit Committee, but denied the motion to dismiss as to the remaining claims and defendants. On October 29, 2010, the defendants filed a new motion to dismiss the amended complaint on the grounds that the Co-Lead Plaintiffs (who are the only plaintiffs named in the amended complaint) lack standing to sue under the U.S. securities laws following a recent decision of the United States Supreme Court holding that Section 10(b) of the Exchange Act does not apply extraterritorially to the claims of foreign investors who purchased or sold securities on foreign stock exchanges. The Company believes that the lawsuit is without merit and intends to defend the case vigorously.

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

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company’s Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors (as defined by the Michigan Business Corporation Act) to investigate Mr. Drinkwine’s allegations. The committee retained independent counsel to assist it in that investigation. The committee and its counsel conducted an extensive investigation and concluded that Mr. Drinkwine’s allegations are entirely without merit and, consequently, that it would not be in Perrigo’s best interests for the suit to go forward. Based on the findings of that investigation, on August 24, 2009, the Company filed a motion to dismiss the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding. The individual defendants joined in Perrigo’s motion to dismiss. The dismissal motion has been fully briefed and the Court held a hearing on the motion on June 28, 2010. The Court has not yet ruled on the motion to dismiss.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 26, 2010 includes a detailed discussion of the Company’s risk factors. Other than the item noted below, there have been no material changes during the first quarter of fiscal 2011 to the risk factors that were included in the Form 10-K.

If the Company is unable to maintain adequately high levels of customer service over time, it may lose market share, and its business and operating results may be materially adversely affected.

The Company understands that maintaining high levels of customer service requires the Company to be able to deliver high quality products to its customers on a timely basis. From time to time, the Company can experience interruptions and challenges to its customer service levels due to a variety of factors that may arise. Recently, as some of the Company’s competitors have experienced production problems or have suspended production altogether, the Company has experienced significant increases in the volume of customer orders in certain product categories. Additionally, recent enhancements to the Company’s quality assurance systems constrained the pace of some of the Company’s production output for a limited period of time. If the Company is unable to maintain adequately high levels of customer service over time, due to these factors or otherwise, the Company may lose market share, and its business and operating results may be materially adversely affected.

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

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2011	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$-
June 27 to July 31	4	$56.01	-	$-
August 1 to August 28	77	$58.81	-	$-
August 29 to September 25	59	$57.71	-	$-

Total	140		-

(1)	Private party transactions accounted for all the purchases from June 27 to September 25.

Item 6. Exhibits

Exhibit Number	Description

10.1	First Amendment, dated as of October 8, 2010, to Term Loan Agreement, dated as of April 22, 2008, among Perrigo Company, JPMorgan Chase Bank, N.A., as Administrative Agent; RBS Citizens, N.A., as Syndication Agent; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2010.

10.2	Credit Agreement, dated as of October 8, 2010, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents; HSBC Bank USA, National Association, Fifth Third Bank and Bank Leumi USA, as Documentation Agents; and the lender parties therein listed, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 14, 2010.

18.1	Preferability letter from Ernst & Young LLP on elimination of one-month reporting lag for the Company’s foreign subsidiaries.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY (Registrant)

Date: November 2, 2010	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date: November 2, 2010	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment, dated as of October 8, 2010, to Term Loan Agreement, dated as of April 22, 2008, among Perrigo Company, JPMorgan Chase Bank, N.A., as Administrative Agent; RBS Citizens, N.A., as Syndication Agent; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2010.

10.2	Credit Agreement, dated as of October 8, 2010, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents; HSBC Bank USA, National Association, Fifth Third Bank and Bank Leumi USA, as Documentation Agents; and the lender parties therein listed, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 14, 2010.

18.1	Preferability letter from Ernst & Young LLP on elimination of one-month reporting lag for the Company’s foreign subsidiaries.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.