Form 10-Q
period 2010-12-25
PERRIGO CO
filed 2011-02-01
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 25, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

As of January 28, 2011, the registrant had 92,337,152 outstanding shares of common stock.

PERRIGO COMPANY

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology. Please see Item 1A of the Company’s Form 10-K for the year ended June 26, 2010 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Second Quarter		Year-to-Date
	2011	2010 As Adjusted (Note 1)	2011	2010 As Adjusted (Note 1)

Net sales	$717,515	$582,425	$1,358,837	$1,110,758
Cost of sales	468,015	384,800	895,383	749,921

Gross profit	249,500	197,625	463,454	360,837

Operating expenses
Distribution	8,864	7,084	17,197	13,555
Research and development	24,604	20,686	42,331	39,438
Selling and administration	83,793	71,822	159,920	123,682

Subtotal	117,261	99,592	219,448	176,675

Write-off of in-process research and development	—	—	—	14,000

Total	117,261	99,592	219,448	190,675

Operating income	132,239	98,033	244,006	170,162
Interest, net	10,716	5,447	20,803	11,942
Other income, net	(633)	(1,023)	(1,192)	(319)

Income from continuing operations before income taxes	122,156	93,609	224,395	158,539
Income tax expense	32,377	30,818	60,938	44,648

Income from continuing operations	89,779	62,791	163,457	113,891
Income (loss) from discontinued operations, net of tax	388	(1,978)	1,085	(1,217)

Net income	$90,167	$60,813	$164,542	$112,674

Earnings (loss) per share (1)
Basic
Continuing operations	$0.97	$0.69	$1.78	$1.24
Discontinued operations	0.00	(0.02)	0.01	(0.01)

Basic earnings per share	$0.98	$0.66	$1.79	$1.23
Diluted
Continuing operations	$0.96	$0.68	$1.75	$1.22
Discontinued operations	0.00	(0.02)	0.01	(0.01)

Diluted earnings per share	$0.97	$0.65	$1.76	$1.21

Weighted average shares outstanding
Basic	92,232	91,634	92,031	91,646
Diluted	93,363	92,999	93,280	93,018

Dividends declared per share	$0.0700	$0.0625	$0.1325	$0.1175

(1)	The sum of individual per share amounts may not equal due to rounding.

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 25, 2010	June 26, 2010 As Adjusted (Note 1)	December 26, 2009 As Adjusted (Note 1)
Assets
Current assets
Cash and cash equivalents	$134,779	$109,765	$282,440
Restricted cash	—	400,000	—
Investment securities	—	559	559
Accounts receivable, net	465,257	357,185	340,465
Inventories	483,787	452,980	411,229
Current deferred income taxes	28,979	26,135	25,516
Income taxes refundable	943	14,439	5,714
Prepaid expenses and other current assets	43,253	28,403	23,830
Current assets of discontinued operations	6,542	7,375	70,345

Total current assets	1,163,540	1,396,841	1,160,098

Property and equipment	929,232	885,169	797,906
Less accumulated depreciation	(469,068)	(436,586)	(435,875)

	460,164	448,583	362,031

Restricted cash	—	—	400,000
Goodwill and other indefinite-lived intangible assets	639,581	624,663	274,107
Other intangible assets, net	578,766	587,000	209,017
Non-current deferred income taxes	13,314	—	—
Other non-current assets	79,655	52,677	53,862

	$2,935,020	$3,109,764	$2,459,115

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$289,844	$267,311	$252,523
Short-term debt	971	9,000	—
Payroll and related taxes	74,348	79,219	80,368
Accrued customer programs	90,366	59,898	63,927
Accrued liabilities	70,424	90,046	55,088
Accrued income taxes	32,992	9,125	11,742
Current portion of long-term debt	15,000	400,000	—
Current liabilities of discontinued operations	14,244	5,370	22,205

Total current liabilities	588,189	919,969	485,853

Non-current liabilities
Long-term debt, less current portion	875,000	935,000	825,000
Non-current deferred income taxes	16,652	54,064	53,323
Other non-current liabilities	147,139	106,791	106,227

Total non-current liabilities	1,038,791	1,095,855	984,550

Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	440,208	428,457	404,880
Accumulated other comprehensive income	93,219	43,200	61,722
Retained earnings	772,713	620,439	520,803

	1,306,140	1,092,096	987,405
Noncontrolling interest	1,900	1,844	1,307

Total shareholders’ equity	1,308,040	1,093,940	988,712

	$2,935,020	$3,109,764	$2,459,115

Supplemental Disclosures of Balance Sheet Information
Related to Continuing Operations
Allowance for doubtful accounts	$8,896	$8,015	$9,408
Working capital	$583,053	$474,867	$626,105
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	92,297	91,694	91,087

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Year-To-Date
	2011	2010 As Adjusted (Note 1)
Cash Flows From (For) Operating Activities
Net income	$164,542	$112,674
Adjustments to derive cash flows
Write-off of in-process research and development	—	14,000
Depreciation and amortization	50,370	34,241
Share-based compensation	7,212	7,695
Income tax benefit from exercise of stock options	2,123	(145)
Excess tax benefit of stock transactions	(9,607)	(4,351)
Deferred income taxes	(59,379)	(14,489)

Sub-total	155,261	149,625

Changes in operating assets and liabilities, net of asset and business acquisitions
Accounts receivable	(103,947)	(25,179)
Inventories	(24,151)	(22,682)
Income taxes refundable	13,629	1,775
Accounts payable	19,006	(9,067)
Payroll and related taxes	(6,100)	28,956
Accrued customer programs	30,495	9,354
Accrued liabilities	(14,010)	(3,623)
Accrued income taxes	37,596	18,558
Other	14,960	8,369

Sub-total	(32,522)	6,461

Net cash from operating activities	122,739	156,086

Cash Flows (For) From Investing Activities
Proceeds from sales of securities	560	—
Acquisitions of businesses, net of cash acquired	1,998	(10,059)
Acquired research and development	—	(14,000)
Acquisitions of assets	(4,000)	(10,262)
Additions to property and equipment	(30,555)	(23,260)

Net cash for investing activities	(31,997)	(57,581)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(8,029)	—
Borrowings of long-term debt	150,000	—
Repayments of long-term debt	(195,000)	(67,771)
Deferred financing fees	(3,703)	—
Excess tax benefit of stock transactions	9,607	4,351
Issuance of common stock	5,267	11,249
Repurchase of common stock	(8,214)	(70,804)
Cash dividends	(12,268)	(10,838)

Net cash for financing activities	(62,340)	(133,813)

Effect of exchange rate changes on cash	(3,388)	111

Net increase (decrease) in cash and cash equivalents	25,014	(35,197)

Cash and cash equivalents of continuing operations, beginning of period	109,765	317,638
Cash balance of discontinued operations, beginning of period	—	4

Cash and cash equivalents, end of period	134,779	282,445
Less cash balance of discontinued operations, end of period	—	(5)

Cash and cash equivalents of continuing operations, end of period	$134,779	$282,440

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$25,298	$21,846
Interest received	$2,266	$10,663
Income taxes paid	$55,264	$28,920
Income taxes refunded	$1,303	$940

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2010

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

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API, along with an Other category. On April 30, 2010, the Company acquired 100% of the shares of PBM Holdings, Inc. (PBM), the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. Following the acquisition of PBM, the Company now participates in new nutritional product lines. As a result, in the first quarter of fiscal 2011, the Company realigned and expanded its operating segments to include a Nutritionals segment, representing infant formulas and other nutritional products. Accounting Standard Codification (ASC) 280-10-50 (ASC 280-10-50) defines an operating segment as a component of a public entity that earns revenue and incurs expenses, has discrete financial information available and is reviewed regularly by the chief decision maker for purposes of allocating resources and assessing performance. Each of the segments meets the requirements of an operating segment. The Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API operating segments are also considered to be reportable segments by management. This segment structure is consistent with the way management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business. As a result of the change in segment reporting, all historical segment information has been reclassified to conform to the new presentation.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior to June 27, 2010, the Company’s consolidated results of operations and financial position included the financial results of its U.K., Mexico, Germany and Israel subsidiaries on a twelve-month period ending in May, resulting in a one-month reporting lag when compared to the remainder of the Company.

Starting June 27, 2010, the reporting year-end of these foreign operations was changed from May to June. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in technology, ERP systems and personnel to enhance its financial statement close process. The Company believes this change is preferable because the financial information of all operating units is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available. In accordance with ASC 850-10-50-2, “A Change in the Difference Between Parent and Subsidiary Fiscal Year-Ends,” the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50 “Change in Accounting Principle.” Voluntary changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the Company’s financial statements for periods prior to fiscal 2011 have been adjusted to reflect the period-specific effects of applying this accounting principle. This change resulted in a cumulative effect of an accounting change of $118, net of income tax effect, to retained earnings as of June 28, 2009. The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized below for the Company’s condensed consolidated statements of income for the three and six months ended December 26, 2009, the condensed consolidated balance sheets as of June 26, 2010 and December 26, 2009 and the condensed consolidated statement of cash flows for the six months ended December 26, 2009.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 26, 2009
	As Reported	Adjustments	After Voluntary Change in Accounting Principle

Net sales	$583,168	$(743)	$582,425
Cost of sales	386,223	(1,423)	384,800

Gross profit	196,945	680	197,625

Operating expenses
Distribution	7,012	72	7,084
Research and development	20,735	(49)	20,686
Selling and administration	70,730	1,092	71,822

Subtotal	98,477	1,115	99,592

Write-off of in-process research and development	14,000	(14,000)	—

Total	112,477	(12,885)	99,592

Operating income	84,468	13,565	98,033
Interest, net	5,551	(104)	5,447
Other income, net	(1,247)	224	(1,023)

Income from continuing operations before income taxes	80,164	13,445	93,609
Income tax expense	26,928	3,890	30,818

Income from continuing operations	53,236	9,555	62,791
Loss from discontinued operations, net of tax	(2,342)	364	(1,978)

Net income	$50,894	$9,919	$60,813

Earnings (loss) per share (1)
Basic
Continuing operations	$0.58	$0.10	$0.69
Discontinued operations	(0.03)	0.00	(0.02)

Basic earnings per share	$0.56	$0.11	$0.66
Diluted
Continuing operations	$0.57	$0.10	$0.68
Discontinued operations	(0.03)	0.00	(0.02)

Diluted earnings per share	$0.55	$0.11	$0.65

(1)	The sum of individual per share amounts may not equal due to rounding.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended December 26, 2009
	As Reported	Adjustments	After Voluntary Change in Accounting Principle

Net sales	$1,111,169	$(411)	$1,110,758
Cost of sales	750,230	(309)	749,921

Gross profit	360,939	(102)	360,837

Operating expenses
Distribution	13,533	22	13,555
Research and development	39,232	206	39,438
Selling and administration	123,137	545	123,682

Subtotal	175,902	773	176,675

Write-off of in-process research and development	14,000	—	14,000

Total	189,902	773	190,675

Operating income	171,037	(875)	170,162
Interest, net	12,214	(272)	11,942
Other income, net	(230)	(89)	(319)

Income from continuing operations before income taxes	159,053	(514)	158,539
Income tax expense	44,792	(144)	44,648

Income from continuing operations	114,261	(370)	113,891
Loss from discontinued operations, net of tax	(2,069)	852	(1,217)

Net income	$112,192	$482	$112,674

Earnings (loss) per share (1)
Basic
Continuing operations	$1.25	$(0.00)	$1.24
Discontinued operations	(0.02)	0.01	(0.01)

Basic earnings per share	$1.22	$0.01	$1.23
Diluted
Continuing operations	$1.23	$(0.00)	$1.22
Discontinued operations	(0.02)	0.01	(0.01)

Diluted earnings per share	$1.21	$0.01	$1.21

(1)	The sum of individual per share amounts may not equal due to rounding.

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

June 26, 2010	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Assets
Current assets
Cash and cash equivalents	$97,568	$12,197	$109,765
Restricted cash	400,000	—	400,000
Investment securities	557	2	559
Accounts receivable, net	358,500	(1,315)	357,185
Inventories	448,871	4,109	452,980
Current deferred income taxes	26,648	(513)	26,135
Income taxes refundable	13,864	575	14,439
Prepaid expenses and other current assets	28,071	332	28,403
Current assets of discontinued operations	7,214	161	7,375

Total current assets	1,381,293	15,548	1,396,841

Property and equipment	885,953	(784)	885,169
Less accumulated depreciation	(437,037)	451	(436,586)

	448,916	(333)	448,583

Goodwill and other indefinite-lived intangible assets	622,745	1,918	624,663
Other intangible assets, net	587,094	(94)	587,000
Other non-current assets	52,688	(11)	52,677

	$3,092,736	$17,028	$3,109,764

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$258,493	$8,818	$267,311
Short-term debt	9,000	—	9,000
Payroll and related taxes	82,088	(2,869)	79,219
Accrued customer programs	59,898	—	59,898
Accrued liabilities	88,750	1,296	90,046
Accrued income taxes	3,048	6,077	9,125
Current portion of long-term debt	400,000	—	400,000
Current liabilities of discontinued operations	5,428	(58)	5,370

Total current liabilities	906,705	13,264	919,969

Non-current liabilities
Long-term debt, less current portion	935,000	—	935,000
Non-current deferred income taxes	55,333	(1,269)	54,064
Other non-current liabilities	107,043	(252)	106,791

Total non-current liabilities	1,097,376	(1,521)	1,095,855

Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	428,457	—	428,457
Accumulated other comprehensive income	39,048	4,152	43,200
Retained earnings	619,303	1,136	620,439

	1,086,808	5,288	1,092,096
Noncontrolling interest	1,847	(3)	1,844

Total shareholders’ equity	1,088,655	5,285	1,093,940

	$3,092,736	$17,028	$3,109,764

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

December 26, 2009	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Assets
Current assets
Cash and cash equivalents	$303,482	$(21,042)	$282,440
Investment securities	562	(3)	559
Accounts receivable, net	345,941	(5,476)	340,465
Inventories	416,475	(5,246)	411,229
Current deferred income taxes	24,576	940	25,516
Income taxes refundable	6,388	(674)	5,714
Prepaid expenses and other current assets	23,529	301	23,830
Current assets of discontinued operations	70,450	(105)	70,345

Total current assets	1,191,403	(31,305)	1,160,098

Property and equipment	798,819	(913)	797,906
Less accumulated depreciation	(435,911)	36	(435,875)

	362,908	(877)	362,031

Restricted cash	400,000	—	400,000
Goodwill and other indefinite-lived intangible assets	276,283	(2,176)	274,107
Other intangible assets, net	210,889	(1,872)	209,017
Other non-current assets	54,568	(706)	53,862

	$2,496,051	$(36,936)	$2,459,115

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$263,316	$(10,793)	$252,523
Payroll and related taxes	79,856	512	80,368
Accrued customer programs	63,927	—	63,927
Accrued liabilities	55,430	(342)	55,088
Accrued income taxes	10,434	1,308	11,742
Current portion of long-term debt	18,053	(18,053)	—
Current liabilities of discontinued operations	24,348	(2,143)	22,205

Total current liabilities	515,364	(29,511)	485,853

Non-current liabilities
Long-term debt, less current portion	825,000	—	825,000
Non-current deferred income taxes	58,171	(4,848)	53,323
Other non-current liabilities	106,261	(34)	106,227

Total non-current liabilities	989,432	(4,882)	984,550

Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	404,879	1	404,880
Accumulated other comprehensive income	64,088	(2,366)	61,722
Retained earnings	520,440	363	520,803

	989,407	(2,002)	987,405
Noncontrolling interest	1,848	(541)	1,307

Total shareholders’ equity	991,255	(2,543)	988,712

	$2,496,051	$(36,936)	$2,459,115

PERRIGO COMPANY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 26, 2009
	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Cash Flows (For) From Operating Activities
Net income	$112,192	$482	$112,674
Adjustments to derive cash flows
Write-off of in-process research and development	14,000	—	14,000
Depreciation and amortization	35,907	(1,666)	34,241
Share-based compensation	7,695	—	7,695
Income tax benefit from exercise of stock options	(145)	—	(145)
Excess tax benefit of stock transactions	(4,351)	—	(4,351)
Deferred income taxes	(10,400)	(4,089)	(14,489)

Sub-total	154,898	(5,273)	149,625

Changes in operating assets and liabilities, net of asset and business acquisitions
Accounts receivable	(13,363)	(11,816)	(25,179)
Inventories	(29,408)	6,726	(22,682)
Income taxes refundable	(1,958)	3,733	1,775
Accounts payable	(7,130)	(1,937)	(9,067)
Payroll and related taxes	24,820	4,136	28,956
Accrued customer programs	9,354	—	9,354
Accrued liabilities	(5,467)	1,844	(3,623)
Accrued income taxes	23,885	(5,327)	18,558
Other	3,863	4,506	8,369

Sub-total	4,596	1,865	6,461

Net cash from operating activities	159,494	(3,408)	156,086

Cash Flows (For) From Investing Activities
Acquired research and development	(14,000)	—	(14,000)
Acquisition of business, net of cash acquired	(10,059)	—	(10,059)
Acquisitions of assets	(10,262)	—	(10,262)
Additions to property and equipment	(20,886)	(2,374)	(23,260)

Net cash for investing activities	(55,207)	(2,374)	(57,581)

Cash Flows (For) From Financing Activities
Repayments of long-term debt	(50,000)	(17,771)	(67,771)
Excess tax benefit of stock transactions	4,351	—	4,351
Issuance of common stock	11,249	—	11,249
Repurchase of common stock	(70,804)	—	(70,804)
Cash dividends	(10,838)	—	(10,838)

Net cash for financing activities	(116,042)	(17,771)	(133,813)

Effect of exchange rate changes on cash	(895)	1,006	111

Net decrease in cash and cash equivalents	(12,650)	(22,547)	(35,197)

Cash and cash equivalents of continuing operations, beginning of period	316,133	1,505	317,638
Cash balance of discontinued operations, beginning of period	4	—	4

Cash and cash equivalents, end of period	303,487	(21,042)	282,445
Less cash balance of discontinued operations, end of period	(5)	—	(5)

Cash and cash equivalents of continuing operations, end of period	$303,482	$(21,042)	$282,440

Operating results for the six months ended December 25, 2010 are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 26, 2010.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance will be effective for the Company in the first quarter of fiscal 2012. Accordingly, the effects of the Company’s adoption of this guidance will depend upon the extent and magnitude of business combinations the Company enters into after June 25, 2011.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This guidance will be effective for the Company in the first quarter of fiscal 2012. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-27, “Other Expenses (ASC Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers.” This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. A portion of the annual fee will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this ASU are effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. Given the small number of branded drugs in the Company’s portfolio, the Company does not expect this ASU to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition - Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition.” The amendments in this ASU provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The amendments in the ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption was permitted. Vendors may also elect to adopt the amendments in the ASU retrospectively for all prior periods. The guidance in this ASU was effective for the Company in the first quarter of fiscal 2011. ASU 2010-17 did not have any impact on the Company’s condensed consolidated financial statements upon adoption.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (ASC Topic 860) - Accounting for Transfers of Financial Assets.” ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets and requires more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early adoption was not permitted. This guidance was effective for the Company in the first quarter of fiscal 2011. ASU 2009-16 did not have any impact on the Company’s condensed consolidated results of operations or its financial position upon adoption.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (ASC Topic 605)–Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends the criteria in ASC Subtopic 605-25, “Revenue Recognition–Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. This guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: a) vendor-specific objective evidence; b) third-party evidence; or c) estimates. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted this ASU effective June 27, 2010. Accordingly, the effects of the Company’s adoption of this guidance will depend upon the extent and magnitude of revenue arrangements the Company enters into or materially modifies after June 26, 2010.

NOTE 2 – ACQUISITIONS

Acquired Research and Development

On September 21, 2009, the Company acquired the Abbreviated New Drug Application (ANDA) for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. Successful completion of the contingency is expected by early fiscal 2012. This product is the equivalent of Duac® gel which is indicated for the topical treatment of inflammatory acne vulgaris. Duac® gel is marketed by Stiefel Laboratories’ (Stiefel), a subsidiary of GlaxoSmithKline. Excluding the milestone payment, the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the first quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment.

Asset Acquisitions

On July 1, 2009, the Company’s Israel Pharmaceutical and Diagnostics Products operating segment entered into a distribution agreement with a major global diagnostic company. In conjunction with this distribution agreement, the Company acquired certain pharmaceutical diagnostic assets from a local pharmaceutical company for $4,610. The acquisition enhanced the Company’s product portfolio and strengthened its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in this transaction consisted primarily of intangible assets associated with customer supply contracts, machinery and equipment, and inventory. The assets acquired and the related operating results from the acquisition date were included in the Other category in the Company’s condensed consolidated financial statements beginning in the first quarter of fiscal 2010.

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

On November 2, 2009, in connection with this same distribution agreement, the Company’s Israel Pharmaceutical and Diagnostic Products operating segment acquired certain pharmaceutical diagnostic assets from another local pharmaceutical company for $5,152. This acquisition enhanced the Company’s product portfolio and strengthened its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in this transaction consisted primarily of intangible assets associated with customer supply contracts, machinery and equipment, and inventory. The assets and the related operating results from the acquisition date were included in the Other category in the Company’s condensed consolidated financial statements beginning in the second quarter of fiscal 2010.

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

Pending Business Acquisition

Paddock Laboratories, Inc. – On January 20, 2011, the Company announced that it had signed a definitive agreement to acquire substantially all of the assets of privately-held Paddock Laboratories, Inc. (Paddock) for approximately $540,000 in cash. As of the end of the second quarter of fiscal 2011, the Company incurred approximately $1,300 of acquisition costs, which were expensed in operations in the second quarter of fiscal 2011. Headquartered in Minneapolis, Minnesota, Paddock is a manufacturer and marketer of generic Rx pharmaceutical products. The acquisition, which is expected to be completed in the Company’s fourth quarter of fiscal 2011, will expand the Company’s generic Rx extended topical product offering, pipeline and scale.

Business Acquisitions

PBM Holdings, Inc. – On April 30, 2010, the Company acquired 100% of the shares of PBM for $839,369, which included cash acquired as of the transaction date of $30,591. As of the end of the fourth quarter of fiscal 2010, the Company incurred approximately $11,100 of acquisitions costs, of which approximately $3,200 and $7,900 were expensed in operations in the third and fourth quarter of fiscal 2010, respectively. Headquartered in Gordonsville, Virginia, PBM was the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for PBM were included in the Nutritionals segment of the Company’s consolidated results of operations beginning May 1, 2010.

The preliminary allocation of the $839,369 purchase price through December 25, 2010 was:

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

Intangible assets acquired in the acquisition were valued as follows:

Product formulations	$107,000
Developed product technology	4,200
Trade names and trademarks	1,900
Distribution agreements	18,000
Customer relationships	250,000
Non-compete agreement	1,400

Total intangible assets acquired	$382,500

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the discounted cash flow method and the lost income method. Developed product technology and product formulations are based on a 15 and 10-year useful lives, respectively, and amortized on a straight-line basis. Trade names and trademarks are based on an indefinite life. Distribution agreements and customer relationships are based on a 20-year useful life and amortized on an accelerated basis. The non-compete agreement is based on a five-year life and amortized on a straight-line basis.

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

Orion Laboratories Pty Ltd. – On March 8, 2010, the Company acquired 100% of the outstanding shares of privately-held Orion Laboratories Pty Ltd. (Orion) for $48,638 in cash. The Company incurred approximately $600 of acquisition costs, all of which were expensed in operations in the third quarter of fiscal 2010. Located near Perth, Western Australia, Orion was a leading supplier of OTC store brand pharmaceutical products in Australia and New Zealand. In addition, Orion manufactured and distributed pharmaceutical products supplied to hospitals in Australia. The acquisition of Orion expanded the Company’s global presence and product portfolio into Australia and New Zealand. The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Orion were included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning March 8, 2010.

The preliminary allocation of the $48,638 purchase price through December 25, 2010 was:

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

Intangible assets acquired in the acquisition were valued as follows:

Product formulations	$1,182
Customer relationships	12,000
Non-compete agreements	2,418

Total intangible assets acquired	$15,600

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the discounted cash flow method and the lost income method. Product formulations are based on a 10-year useful life and amortized on a straight-line basis. Customer relationships are based on 15 or 10-year useful lives based on the type of relationship and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. There are three non-compete agreements, each based on a five-year life and amortized on a straight-line basis.

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

Vedants Drug & Fine Chemicals Private Ltd. – To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited (Vedants), an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin in the second half of fiscal 2012 and will include certain API products currently manufactured in Israel and that had been manufactured in Germany. The acquisition was accounted for using the acquisition method, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Vedants are included in the API segment of the Company’s condensed consolidated results of operations beginning August 6, 2009. Operations related to the noncontrolling interest are currently immaterial.

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

On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group. On February 26, 2010, the sale to Emilia Group was completed for approximately $47,000, of which approximately $11,000, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar, is contingent upon satisfaction of contingency factors specified in the agreement. The final purchase price is subject to post-closing working capital adjustments as defined by the agreement. The Company is currently in arbitration in order to settle the final post-closing working capital adjustment. The sale was completed in the third quarter of fiscal 2010 resulting in a pre-tax gain on the sale of $750. Under the terms of the agreement, the Company will provide distribution and support services for the importation of private label cosmetics from this business into the U.S. market for up to 12 months after the close of the transaction. These services will be fully transferred to Emilia Group by the end of the third quarter of fiscal 2011.

The Company has reflected the results of this business as discontinued operations in the condensed consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. The cash flows related to the support and distribution services that the Company continues to provide are immaterial and limited in duration, and therefore, the Israel Consumer Products business is classified as discontinued operations.

Results of discontinued operations were as follows:

	Second Quarter		Year-to-Date
	2011	2010	2011	2010

Net sales	$5,709	$21,229	$10,738	$44,361

Income (loss) before income taxes	$722	$(1,956)	$1,829	$(653)
Income tax expense	(334)	(22)	(744)	(564)

Income (loss) from discontinued operations, net of tax	$388	$(1,978)	$1,085	$(1,217)

The assets and liabilities classified as discontinued operations as of December 25, 2010, June 26, 2010 and December 26, 2009 were as follows:

	December 25, 2010	June 26, 2010	December 26, 2009
Cash	$—	$—	$5
Accounts receivable, net	2,282	1,700	18,050
Inventories	4,193	5,482	26,047
Prepaid expenses and other current assets	67	193	7,399
Property and equipment, net	—	—	15,468
Other intangible assets, net	—	—	3,376

Current assets of discontinued operations	$6,542	$7,375	$70,345

Accounts payable	$5,103	$3,482	$13,724
Accrued payroll and other accrued liabilities	8,155	976	7,066
Deferred income taxes	986	912	1,415

Current liabilities of discontinued operations	$14,244	$5,370	$22,205

As of December 25, 2010, the remaining assets and liabilities recorded in discontinued operations relate to distribution services that will cease by the end of the third quarter of fiscal 2011, as specified in the transaction agreement.

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$89,779	$62,791	$163,457	$113,891
Income (loss) from discontinued operations, net of tax	388	(1,978)	1,085	(1,217)

Net income used for both basic and diluted EPS	$90,167	$60,813	$164,542	$112,674

Denominator:
Weighted average shares outstanding for basic EPS	92,232	91,634	92,031	91,646
Dilutive effect of share-based awards	1,131	1,365	1,249	1,372

Weighted average shares outstanding for diluted EPS	93,363	92,999	93,280	93,018

Share-based awards outstanding that were anti-dilutive were 171 and 302 for the second quarter of fiscal 2011 and 2010, respectively. Year-to-date share-based awards outstanding that were anti-dilutive were 119 and 478 for fiscal 2011 and 2010, respectively. These share-based awards were excluded from the diluted EPS calculation.

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

The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of December 25, 2010, June 26, 2010 and December 26, 2009:

	Fair Value Measurements as of December 25, 2010 Using:
	Total as of December 25, 2010	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67,998	$67,998	$—	$—
Investment securities	5,435	—	—	5,435
Funds associated with Israeli post employment benefits	16,551	—	16,551	—
Foreign currency forward contracts, net	1,791	—	1,791	—
Interest rate swap agreements	2,150	—	2,150	—

Total	$93,925	$67,998	$20,492	$5,435

	Fair Value Measurements as of June 26, 2010 Using:
	Total as of June 26, 2010	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67,887	$67,887	$—	$—
Investment securities	4,950	—	—	4,950
Funds associated with Israeli post employment benefits	15,024	—	15,024	—

Total	$87,861	$67,887	$15,024	$4,950

Liabilities:
Foreign currency forward contracts, net	$4,525	$—	$4,525	$—

Total	$4,525	$—	$4,525	$—

	Fair Value Measurements as of December 26, 2009 Using:
	Total as of December 26, 2009	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$150,766	$150,766	$—	$—
Investment securities	4,961	—	—	4,961
Funds associated with Israeli post employment benefits	12,292	—	12,292	—
Foreign currency forward contracts, net	152	—	152	—

Total	$168,171	$150,766	$12,444	$4,961

Liabilities:
Interest rate swap agreements	$925	$—	$925	$—

Total	$925	$—	$925	$—

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and variable rate long-term debt, approximate their fair value. As of December 25, 2010, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $630,478, respectively. As of June 26, 2010, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $644,016, respectively. As a result of the prepayment of the letter of undertaking on July 19, 2010, as discussed in Note 8, the fair values of both the letter of undertaking and the restricted cash deposit approximated their carrying values as of June 26, 2010. As of December 26, 2009, the carrying value and fair value of the Company’s fixed rate long-term debt were $600,000 and $616,171, respectively. The carrying value and fair value of the corresponding restricted cash deposit were $400,000 and $413,172, respectively, as of December 26, 2009. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during the three and six months ended December 25, 2010. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of December 25, 2010, the Company had $16,551 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

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

The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second quarter of fiscal 2011, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized gain of $1,042, net of tax, in other comprehensive income. At December 25, 2010, June 26, 2010 and December 26, 2009, these securities were considered as available-for-sale and were recorded at a fair value of $5,435, $4,950 and $4,961, respectively. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. All of the ARS investments have a contractual maturity of more than five years as of December 25, 2010. The gross realized gains and losses on the sale of ARS are determined using the specific identification method.

In the second quarter of fiscal 2011, the Company sold its collateralized debt obligations backed primarily by U.S. Treasury obligations for proceeds of $560. As of December 25, 2010, the Company no longer held any collateralized debt obligations.

The following table presents a rollforward of the assets measured at fair value using unobservable inputs (Level 3) at December 25, 2010:

Investment Securities (Level 3)
Assets:
Balance as of June 26, 2010	$4,950
Transfers into Level 3	—
Proceeds from sale of collateralized debt	(560)
Unrealized gain on ARS	1,042
Foreign currency translation	3

Balance as of December 25, 2010	$5,435

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows:

	December 25, 2010	June 26, 2010	December 26, 2009
Finished goods	$222,155	$213,068	$177,334
Work in process	118,819	116,618	119,292
Raw materials	142,813	123,294	114,603

Total inventories	$483,787	$452,980	$411,229

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

In the first six months of fiscal 2011, there were no additions to goodwill. The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Total
Balance as of June 26, 2010	$124,331	$333,021	$72,725	$88,011	$618,088
Purchase price adjustment	—	(1,998)	—	—	(1,998)
Currency translation adjustment	4,801	—	5,559	6,440	16,800

Balance as of December 25, 2010	$129,132	$331,023	$78,284	$94,451	$632,890

Other intangible assets and related accumulated amortization consisted of the following:

	December 25, 2010		June 26, 2010		December 26, 2009
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/formulation and product rights	$321,537	$85,295	$311,319	$69,128	$201,893	$61,520
Distribution and license agreements	45,680	17,589	41,123	16,048	29,011	15,674
Customer relationships	329,234	23,725	326,404	15,414	60,821	11,467
Trademarks	5,178	721	4,691	716	5,153	712
Non-compete agreements	6,249	1,782	5,895	1,126	2,160	648

Total	707,878	129,112	689,432	102,432	299,038	90,021

Non-amortizable intangibles:
Trade names and trademarks	6,691	—	6,575	—	4,865	—

Total intangibles	$714,569	$129,112	$696,007	$102,432	$303,903	$90,021

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $22,662 and $11,059 for the first half of fiscal 2011 and 2010, respectively, for intangible assets subject to amortization. The increase in amortization expense in the first half of fiscal 2011 was due primarily to the incremental amortization expense incurred on the intangible assets acquired as part of the PBM acquisition.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. No estimate of future amortization expense related to the pending Paddock acquisition has been included in the table below. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2011 (1)	$22,700
2012	48,800
2013	50,500
2014	50,400
2015	49,400

(1)	Reflects remaining six months of fiscal 2011.

NOTE 8 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows:

	December 25, 2010	June 26, 2010	December 26, 2009
Short-term debt:
Swingline loan	$—	$9,000	$—
Line of credit – India subsidiary	971	—	—
Current portion of long-term debt:
Letter of undertaking-Israeli subsidiary	—	400,000	—
Term loan	15,000	—	—

Total	15,971	409,000	—

Long-term debt:
Revolving line of credit	—	95,000	—
Term loans	260,000	225,000	225,000
Senior notes	615,000	615,000	200,000
Letter of undertaking – Israeli subsidiary	—	—	400,000

Total	875,000	935,000	825,000

Total debt	$890,971	$1,344,000	$825,000

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

Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America and Wells Fargo have committed $100,000 and $50,000, respectively, effectively allowing the Company to borrow up to a total amount of $150,000, subject to a Maximum Net Investment calculation as defined in the agreement. At December 25, 2010, the full $150,000 was available under this calculation. The interest rate on any borrowings is based on a thirty-day LIBOR plus 0.55%. If the London Interbank Offered Rate (LIBOR) is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) the Federal Funds Rate plus 1.50%; or (ii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a facility fee of 0.55% is applied to the $150,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. There were no borrowings outstanding under the Securitization Program at December 25, 2010, June 26, 2010 and December 26, 2009.

On October 8, 2010, the Company entered into a credit agreement with a group of banks (the 2010 Credit Agreement), which provides an initial revolving loan commitment of $350,000 and an initial term loan commitment of $150,000, each subject to increase or decrease as specified in the 2010 Credit Agreement. Both loans bear interest, at the election of the Company, at either the Annual Base Rate plus an Applicable Margin or the Adjusted LIBOR plus an Applicable Margin, as specified and defined in the 2010 Credit Agreement. The obligations under the 2010 Credit Agreement are guaranteed by certain subsidiaries of the Company, and in some instances, the obligations may be secured by a pledge of 65% of the stock of certain foreign subsidiaries. The maturity date of the term and revolving loans under the 2010 Credit Agreement is October 8, 2015. The Company is using the proceeds from the term loan and revolving loan for general corporate purposes and has repaid certain other outstanding debt, including the $100,000 term loan made pursuant to the Company’s prior credit agreement.

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

In conjunction with the Company’s 2010 Credit Agreement, in the second quarter of fiscal 2011, the Company entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on the term loan under the 2010 Credit Agreement. The interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The interest rate swap agreements fix the interest rate at 1.545% on an initial notional amount of principal of $90,000 on the 2010 term loan. The interest rate swap agreements will expire October 8, 2015.

In accordance with ASC 815, the Company designated the above interest rate swaps as cash flow hedges and formally documented the relationships between the interest rate swaps and the variable rate borrowing, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assesses at the hedge’s inception, and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

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

The Company’s foreign currency hedging program consists of cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of twelve months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of twelve months. The Company did not have any foreign currency put or call contracts as of December 25, 2010.

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $213,700. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The effects of derivative instruments on the Company’s condensed consolidated balance sheets as of December 25, 2010, June 26, 2010 and December 26, 2009 and on the Company’s income and other comprehensive income (OCI) for the three and six months ended December 25, 2010 and December 26, 2009 were as follows (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet

(Designated as (non)hedging instruments under ASC 815)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		December 25, 2010	June 26, 2010	December 26, 2009
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$2,869	$51	$807
Interest rate swap agreements	Other non-current assets	2,150	—	—

Total hedging derivatives		$5,019	$51	$807

Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$244	$351	$340

Total non-hedging derivatives		$244	$351	$340

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 25, 2010	June 26, 2010	December 26, 2009
Hedging derivatives:
Interest rate swap agreements	Accrued liabilities	$—	$—	$925
Foreign currency forward contracts	Accrued liabilities	1,293	4,827	905

Total hedging derivatives		$1,293	$4,827	$1,830

Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$29	$100	$90

Total non-hedging derivatives		$29	$100	$90

Effects of Derivative Instruments on Income and OCI for the three months ended December 25, 2010

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

T-Locks	$—	Interest, net	$56		$—
Interest rate swap agreements	2,150	Interest, net	251		—
Foreign currency forward contracts	55	Net sales	(249)	Net sales	(24)
		Cost of sales	(437)	Cost of sales	130
		Interest, net	14
		Other income (expense), net	220

Total	$2,205		$(145)		$106

Effects of Derivative Instruments on Income and OCI for the three months ended December 26, 2009

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap agreements	$1,486	Interest, net	$(1,135)	Other expense	$—
Foreign currency forward contracts	(511)	Net sales	(300)	Cost of sales	(2)
		Cost of sales	724
		Interest, net	15
		Other income (expense), net	(242)

Total	$975		$(938)		$(2)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Second Quarter
		2011	2010
Foreign currency forward contracts	Interest, net	$(6)	$(31)
Foreign currency forward contracts (1)	Other income (expense), net	25	(90)

Total		$19	$(121)

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

Effects of Derivative Instruments on Income and OCI for the six months ended December 25, 2010

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

T-Locks	$—	Interest, net	$112		$—
Interest rate swap agreements	2,150	Interest, net	251
Foreign currency forward contracts	5,492	Net sales	(339)	Net sales	(24)
		Cost of sales	(1,523)	Cost of sales	(3)
		Interest, net	25
		Other income (expense), net	1,714

Total	$7,642		$240		$(27)

Effects of Derivative Instruments on Income and OCI for the six months ended December 26, 2009

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap agreements	$1,078	Interest, net	$(2,699)	Other expense	$(1,100)

Foreign currency forward contracts	(69)	Net sales	(561)	Cost of sales	(37)
		Cost of sales	1,182
		Interest, net	34
		Other income (expense), net	(5)

Total	$1,009		$(2,049)		$(1,137)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Six Months Ended
		2011	2010
Foreign currency forward contracts	Interest, net	$(9)	$(46)
Foreign currency forward contracts (1)	Other income (expense), net	(478)	1,182

Total		$(487)	$1,136

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company issued 96 and 536 shares related to the exercise and vesting of share-based compensation during the second quarter of fiscal 2011 and 2010, respectively. Year-to-date, the Company issued 767 and 1,077 shares related to share-based compensation in fiscal 2011 and 2010, respectively.

Prior to fiscal 2011, the Company had a common stock repurchase program. Purchases were made on the open market, subject to market conditions and were funded by available cash or borrowings. On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value up to $150,000. The Company completed purchases under this plan on December 16, 2009. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. During the second quarter of fiscal 2011, the Company repurchased 1 share of its common stock for $45 in private party transactions. During the second quarter of fiscal 2010, the Company repurchased 1,218 shares of its common stock for $45,518, of which 2 shares were repurchased in private party transactions. Year-to-date in fiscal 2011, the Company repurchased 141 shares of its common stock for $8,214, all of which were repurchased in private party transactions. Year-to-date in fiscal 2010, the Company repurchased 12,057 shares of its common stock for $70,804, of which 80 shares were repurchased in private party transactions.

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consisted of the following:

	Second Quarter		Year-to-Date
	2011	2010	2011	2010

Net income	$90,167	$60,813	$164,542	$112,674

Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	1,592	255	4,929	1,688
Foreign currency translation adjustments	12,119	1,146	44,251	15,358
Change in fair value of investment securities, net of tax	1,042	—	1,042	—
Postretirement liability adjustments, net of tax	48	(107)	(203)	(218)

Comprehensive income	$104,968	$62,107	$214,561	$129,502

NOTE 12 – INCOME TAXES

The effective tax rate on earnings from continuing operations was 26.5% and 32.9% for the second quarter of fiscal 2011 and 2010, respectively. The effective tax rate on income from continuing operations was 27.2% and 28.2% for the first six months of fiscal 2011 and 2010, respectively. Foreign source income from continuing operations before tax for the second quarter was 31% of pre-tax earnings in fiscal 2011, up from 19% in the same period of fiscal 2010. Foreign source income from continuing operations before tax for the first six months of fiscal 2011 was 30% of pre-tax earnings, down from 35% in the same period for fiscal 2010. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate. The effective tax rate for the second quarter of fiscal 2011 included the impact of the newly enacted Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the Act). Among other provisions, the Act provides for the restoration of the research and development tax credit, applied retroactively to January 1, 2010. Accordingly, tax expense in the second quarter of fiscal 2011 was reduced by approximately $1,820 to reflect the one-time impact of the retroactive application of the Act. The recorded effective tax rate for the first quarter of fiscal 2010 was reduced by $4,600 or 5.7% due to the statutory tax rate changes in Israel.

In July 2009, Israel lowered its statutory corporate tax rate as follows: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter. Subsequent to December 25, 2010, Israel enacted new tax legislation. The Company is currently analyzing the legislative change and at this time has not determined its impact.

The Company’s tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.

The total amount of unrecognized tax benefits was $103,994 and $72,348 as of December 25, 2010 and June 26, 2010, respectively. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $17,655 and $14,430 as of December 25, 2010 and June 26, 2010, respectively.

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

On June 15, 2009, the Court appointed several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee. The amended complaint asserts many of the same claims and allegations as the original pleading. It also alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had sold the ARS to the Company and had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleges that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. On September 30, 2010, the Court granted in part and denied in part the motion to dismiss. The Court dismissed the “control person” claims against the members of the Company’s Audit Committee, but denied the motion to dismiss as to the remaining claims and defendants. On October 29, 2010, the defendants filed a new motion to dismiss the amended complaint on the grounds that the Co-Lead Plaintiffs (who are the only plaintiffs named in the amended complaint) lack standing to sue under the U.S. securities laws following a recent decision of the United States Supreme Court holding that Section 10(b) of the Exchange Act does not apply extraterritorially to the claims of foreign investors who purchased or sold securities on foreign stock exchanges. The motion to dismiss is pending. On December 23, 2010, a shareholder named Harel Insurance, Ltd. (Harel) filed a motion to intervene as an additional named plaintiff. Although Harel is a non-U.S. investor, it claims to have purchased the Company’s common stock on a U.S. exchange. On January 10, 2011, the original plaintiff, Warner, filed a motion renewing his previously withdrawn motion to be appointed as Lead Plaintiff to replace the Co-Lead Plaintiffs. These motions are pending.

On June 2, 2009, a purported shareholder of the Company named Bill Drinkwine filed a purported shareholder derivative complaint in the Circuit Court of Allegan County, Michigan against a number of officers and directors of the Company, including certain of the officers and directors named as defendants in the federal securities suit described above, as well as others. Like the federal securities suit, the state court complaint alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that the ARS had been purchased from Lehman and allegedly “became worthless” when Lehman filed for bankruptcy. The complaint asserted that the officer and director defendants violated their fiduciary duties to the Company by selling shares of their personally-held Perrigo stock during the five-month period between Lehman’s bankruptcy filing and the Company’s February 3, 2009 disclosure of the write-down of the value of the ARS. The complaint sought to “recover” for Perrigo the proceeds received by the officer and director defendants from such stock sales.

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company’s Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors (as defined by the Michigan Business Corporation Act) to investigate Mr. Drinkwine’s allegations. The committee retained independent counsel to assist it in that investigation. The committee and its counsel conducted an investigation and concluded that Mr. Drinkwine’s allegations were without merit and, consequently, that it would not be in Perrigo’s best interests for the suit to go forward. Based on the findings of that investigation, on August 24, 2009, the Company filed a motion to dismiss the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding. On November 3, 2010, the Court granted the Company’s dismissal motion and terminated the case. Mr. Drinkwine did not appeal that ruling.

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

NOTE 14 – SEGMENT INFORMATION

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API, along with an Other category. As discussed in Note 1, following the purchase of PBM, in the first quarter of fiscal 2011, the Company realigned and expanded its reportable segments to include its Nutritionals segment, representing infant formulas and other nutritional products. As discussed in Note 3, beginning in the third quarter of fiscal 2009, the operating results of the Company’s former Israel Consumer Products operating segment are reported as discontinued operations in the Company’s condensed consolidated statements of income and are not included in the table below for all periods presented. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
Second Quarter 2011
Net sales	$429,996	$133,458	$97,534	$40,333	$16,194	—	$717,515
Operating income (loss)	$75,394	$20,163	$33,195	$10,032	$(8)	$(6,537)	$132,239
Amortization of intangibles	$1,882	$5,792	$2,749	$516	$436	—	$11,375
Total assets	$1,139,094	$984,018	$412,034	$269,561	$123,771	—	$2,928,478

Second Quarter 2010
Net sales	$417,001	$61,010	$56,761	$35,272	$12,381	—	$582,425
Operating income (loss)	$84,456	$2,597	$18,217	$4,979	$(804)	$(11,412)	$98,033
Amortization of intangibles	$1,618	$449	$2,897	$442	$361	—	$5,767
Total assets	$1,455,135	$175,200	$411,129	$248,402	$98,904	—	$2,388,770

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
Year-to-Date 2011
Net sales	$826,100	$256,142	$166,867	$77,694	$32,034	—	$1,358,837
Operating income	$146,713	$38,242	$50,950	$20,355	$797	$(13,051)	$244,006
Amortization of intangibles	$3,996	$11,593	$5,208	$1,008	$857	—	$22,662

Year-to-Date 2010
Net sales	$797,822	$116,802	$103,892	$68,192	$24,050	—	$1,110,758
Operating income (loss)	$158,873	$7	$18,277	$8,928	$(516)	$(15,407)	$170,162
Amortization of intangibles	$2,879	$899	$5,692	$972	$617	—	$11,059

NOTE 15 – RESTRUCTURING

Florida

In the third quarter of fiscal 2010, due to an evaluation of the current capacity utilization of its U.S. warehousing facilities, the Company made the decision to close its Florida warehousing facility. In connection with this closure, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge of $155 in its Nutritionals segment in the third quarter of fiscal 2010 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company incurred charges of $544 related to lease termination costs. The Company does not expect to incur any additional charges related to this restructuring plan. The activity of the lease termination costs is detailed in the following table:

Fiscal 2010 Restructuring Lease Termination
Balance at March 27, 2010	$544
Payments	(159)

Balance at June 26, 2010	385
Payments	(241)

Balance at December 25, 2010	$144

Germany

In the fourth quarter of fiscal 2009, the Company determined that its German API facility was no longer competitive from a global cost position. At that time, the Company did not anticipate that there would be a viable market for the sale of this facility and related operations, and accordingly, the Company planned to cease all operations at the facility during the first quarter of fiscal 2011. In connection with the planned closure of this facility, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge in its API segment of $5,735 in the fourth quarter of fiscal 2009 to reflect the difference between carrying value and the estimated fair value, based on quoted market prices, of the affected assets. An additional charge of $2,160 was recorded in the fourth quarter of fiscal 2009 related to the removal of fixed assets from the facility for transfer and sale. The Company also recorded a charge of $6,752 related to employee termination benefits for 73 employees.

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

Due to the change in its original restructuring plan, in the third quarter of fiscal 2010, the Company reversed $6,013 of certain charges it had recognized in the fourth quarter of fiscal 2009 when the restructuring plan was initially put in place. The Company reversed the $2,160 charge related to the removal of fixed assets from the facility, as well as a $3,852 charge related to employee termination benefits, because these items became the responsibility of the buyer. Of the remaining $2,900 charge related to employee termination benefits, no amounts had been paid out as of December 25, 2010. In addition, given that, as of the end of the third quarter of fiscal 2010, the German API facility and its related operations had not yet been sold but met the held for sale criteria, in accordance with ASC Topic 360, the Company recorded the assets at fair value less the cost to sell. As a result, the Company incurred a $12,788 charge in its API segment in the third quarter of fiscal 2010. In the fourth quarter of fiscal 2010, the Company incurred an additional $2,049 restructuring charge upon completion of the sale.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER FISCAL YEARS 2011 AND 2010

(in thousands, except per share amounts)

OVERVIEW

Perrigo Company (the “Company”) traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 40 billion oral solid doses and several hundred million liquid doses, as well as dozens of other product forms, each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories primarily in the U.S., U.K., Mexico, Israel and Australia as well as in certain other markets throughout the world, including Canada, China and Latin America.

Segments – The Consumer Healthcare segment is the world’s largest store brand manufacturer of over-the-counter (OTC) pharmaceutical products. This business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below a comparable national brand product. The Company estimates that its business model saves consumers approximately $1,100,000 annually in their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes - the U.S., U.K. and Mexico. Currently, store brand private label OTC products represent approximately 30% of the total retail dollar value of the categories in which the Company competes. This market share has grown in recent years as new products, retailer efforts and economic events have directed consumers to the value of store brand product offerings.

In the first quarter of fiscal 2011, the Company realigned and expanded its reportable segments to include its Nutritionals segment, representing infant formulas and other nutritional products. This realignment followed the Company’s acquisition, in the fourth quarter of fiscal 2010, of PBM Holdings, Inc. (PBM), the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. This segment structure is consistent with the way management makes operating decisions and manages the growth and profitability of the Company’s business. As a result of the change in segment reporting, all historical information has been reclassified to conform to the new presentation.

The Nutritionals segment manufactures, markets and distributes infant formula products, infant and toddler foods, vitamin, mineral and dietary supplement (VMS) products, and oral electrolyte solution products to retailers and consumers in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets products that are comparable in quality and effectiveness to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients per the Infant Formula Act. Store brands, which are value priced and offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration (FDA) nutritional requirements as all the major brands.

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

In addition to general management and strategic leadership, each business segment has its own sales and marketing teams focused on servicing the specific requirements of its customer base. All of these business segments share Research and Development (R&D), Supply Chain, Information Technology, Finance, Human Resources, Legal and Quality services, all of which are directed out of the Company’s headquarters in Allegan, Michigan.

Over recent years, the Company has been executing a strategy designed to expand its product offering through both advanced R&D and acquisitions and to reach new healthcare consumers through entry into new markets. This strategy is accomplished by investing in and continually improving all aspects of its five strategic pillars: high quality, superior customer service, leading innovation, best cost and empowered people. The concentration of common shared service activities around the world and development of centers of excellence in R&D have played an important role in ensuring the consistency and quality of the Company’s five strategic pillars.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior to June 27, 2010, the Company’s consolidated results of operations and financial position included the financial results of its U.K., Mexico, Germany and Israel subsidiaries on a twelve-month period ending in May, resulting in a one-month reporting lag when compared to the remainder of the Company. Starting June 27, 2010, the reporting year-end of these foreign operations was changed from May to June. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in technology, ERP systems and personnel to enhance its financial statement close process. Accordingly, the Company’s financial statements for periods prior to fiscal 2011 have been changed to reflect the period-specific effects of applying this change in accounting principle. This change resulted in a cumulative effect of an accounting change of $118, net of income tax effect, to retained earnings as of June 28, 2009. The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first half of fiscal 2011 are not necessarily indicative of the results that may be expected for the second half of the year.

Current Year Results – Net sales from continuing operations for the second quarter of fiscal 2011 were $717,515, an increase of 23% over fiscal 2010. The increase was driven primarily by approximately $93,000 of net sales attributable to the acquisitions of PBM and Orion Laboratories Pty Ltd. (Orion) and included consolidated new product sales of $63,000. Gross profit was $249,500, an increase of 26% over fiscal 2010. The gross profit percentage in the second quarter of fiscal 2011 was 34.8%, as compared to 33.9% last year. Operating expenses in the second quarter of fiscal 2011 were $117,261, an increase of 18% over fiscal 2010. As a percentage of net sales, operating expenses were 16.3%, down from 17.1% in the second quarter of fiscal 2010. Income from continuing operations was $89,779, an increase of 43% over fiscal 2010. Net income was $90,167, an increase of 48% over fiscal 2010.

Net sales for the first half of fiscal 2011 were $1,358,837, an increase of 22% over fiscal 2010. The increase was driven primarily by approximately $175,500 of net sales attributable to the acquisitions of PBM and Orion and included consolidated new product sales of $111,600. Gross profit was $463,454, up 28% over fiscal 2010. The gross profit percentage in the first half of fiscal 2011 was 34.1%, as compared to 32.5% last year. Operating expenses were $219,448, an increase of 24% over fiscal 2010. As a percentage of net sales, operating expenses were slightly lower than fiscal 2010. Income from continuing operations was $163,457, an increase of 44% from fiscal 2010. Net income was $164,542, an increase of 46% over fiscal 2010.

Growth Strategy and Strategic Transactions

Management expects to continue to grow the Company both organically and inorganically. The Company continually reinvests in its own R&D pipeline and works with partners as necessary to strive to be first to market with new products. Recent years have seen strong organic growth as a series of very successful new products have been launched in Consumer Healthcare. Inorganic growth is expected to be achieved through continued expansion into adjacent products, product categories, and channels, as well as into new geographic markets. While ever-conscious of the challenges associated with the current economic environment, the Company continues to identify opportunities to grow and at the same time position itself to address the uncertainties that lie ahead.

Strategic Evaluations and Transformations

The Company’s management evaluates business performance using a Return on Invested Capital (ROIC) metric. This includes evaluating the performance of business segments, manufacturing locations, product categories and capital projects. Business segments are expected to meet or exceed the Company’s weighted average cost of capital (WACC) each year. All potential acquisition targets are evaluated on whether they have the capacity to deliver an ROIC in excess of 2 to 2.5 percentage points over the Company’s WACC within three years. Capital expenditures and large projects are required to demonstrate that they will contribute positively to ROIC in excess of the Company’s WACC.

Events Impacting Future Results

On June 29, 2010, the Company announced that it had acquired the exclusive sales and distribution rights to certain OTC store brand products that are generic equivalents of Allegra® and Allegra D-12® from Teva Pharmaceutical Industries Ltd. (Teva). Teva had previously settled its patent litigation with the brand (Sanofi Aventis) and obtained a license to market these products. On January 25, 2011, Sanofi Aventis announced that the FDA had approved the switch of its Allegra® line of products from an Rx to OTC marketing authorization. Based on FDA precedent with other switches within this therapeutic class of products, the Company does not anticipate that Sanofi Aventis will be granted any period of regulatory exclusivity. The Company’s partner, Teva, is seeking the necessary OTC approvals from the FDA to enable the launch of fexofenadine 60mg and 180mg tablets, and the fexofenadine/pseudoephedrine 12-hour product. While it is impossible to predict with certainty, the Company estimates that Teva could obtain the necessary OTC approvals sometime between March and May 2011 and that the Company could launch its store brand equivalent products into the market shortly after this approval. As the brand product has not yet been launched as an OTC product and the related OTC market has not yet formed, it is not yet possible to estimate what impact the Company’s eventual launch of this product will have on its financial results of operations.

Subsequent to the end of the Company’s second fiscal quarter, on January 20, 2011, the Company announced that it had signed a definitive agreement to acquire substantially all of the assets of privately-held Paddock Laboratories, Inc. (Paddock) for approximately $540,000 in cash. As of the end of the second quarter of fiscal 2011, the Company incurred approximately $1,300 of acquisition costs, which were expensed in operations in the second quarter of fiscal 2011. Headquartered in Minneapolis, Minnesota, Paddock is a manufacturer and marketer of generic Rx pharmaceutical products. The acquisition, which is expected to be completed in the Company’s fourth quarter of fiscal 2011, will expand the Company’s generic Rx extended topical product offering, pipeline and scale and is expected to add over $200,000 in sales in fiscal 2012.

Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. With respect to the U.S. temozolomide market, on February 2, 2010, the Company announced that it will exclusively supply Teva with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S., and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an Abbreviated New Drug Application (ANDA) that contained a Paragraph IV certification for Temodar® and is eligible to receive 180-day Hatch-Waxman statutory exclusivity to market this product in the U.S. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. Merck appealed the ruling and on November 9, 2010, the appeals court reversed the trial decision, preventing the launch of the Teva product. Teva has filed a petition for the entire appeals court to rehear the case, and the court has not yet ruled on whether to rehear the case. On March 1, 2010, the FDA granted final approval to the Teva ANDA. Teva, which will control the launch and is managing the litigation, has not yet determined a U.S. launch date. In addition, by agreement reached between Teva and Merck, Teva will not be able to launch the product until August 2013, except in limited circumstances. The Company expects its share in the profits of the product could have a material positive impact on its operating results; however, the magnitude and timing of the profits the Company could realize are uncertain and are subject to factors beyond the Company’s control, including, but not limited to, the timing of the product launch date by Teva in the U.S. and any resolution of the litigation.

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of their products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which has continued through the second quarter of fiscal 2011, the Company experienced an increase in sales of certain adult and pediatric analgesic products, which have had a positive impact on the Consumer Healthcare segment’s sales and results of operations. To the extent that this key competitor remains absent from the market for the remainder of fiscal 2011, this could continue to benefit the Company’s Consumer Healthcare sales and results of operations. At this time, the Company cannot predict when this competitor will make a full return to the market.

RESULTS OF OPERATIONS

Consumer Healthcare

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$429,996	$417,001	$826,100	$797,822

Gross profit	$137,214	$142,136	$262,806	$265,073
Gross profit %	31.9%	34.1%	31.8%	33.2%

Operating expenses	$61,820	$57,680	$116,093	$106,200
Operating expenses %	14.4%	13.8%	14.1%	13.3%

Operating income	$75,394	$84,456	$146,713	$158,873
Operating income %	17.5%	20.3%	17.8%	19.9%

Net Sales

Second quarter net sales for fiscal 2011 increased 3% or $12,995 compared to fiscal 2010. The increase was due primarily to an increase in sales of existing products of approximately $24,000 in the analgesics, smoking cessation and feminine hygiene categories, along with new product sales of approximately $9,900, primarily in the gastrointestinal, cough/cold and feminine hygiene categories. In addition, second quarter fiscal 2011 net sales attributable to the acquisition of Orion were approximately $7,000. These combined increases were partially offset by a decline of $27,000 in sales of existing products in the cough/cold, gastrointestinal and contract manufacturing categories. The declines in the cough/cold and contract manufacturing categories were driven primarily by the timing of the H1N1 peak season relative to last year, along with throughput pressures in manufacturing. Sales of existing products in the U.K. and Mexico declined by approximately $300 due to unfavorable changes in foreign currency exchange rates.

Year-to-date net sales for fiscal 2011 increased 4% or $28,278 compared to fiscal 2010. The increase was due primarily to an increase in sales of existing products of approximately $31,000 in the analgesics and feminine hygiene categories, along with new product sales of approximately $27,100, primarily in the gastrointestinal, smoking cessation, cough/cold and feminine hygiene categories. In addition, year-to-date fiscal 2011 net sales attributable to the acquisition of Orion were approximately $14,300. These combined increases were partially offset by a decline of $37,000 in sales of existing products in the cough/cold, gastrointestinal, smoking cessation and contract manufacturing categories. The declines in the cough/cold and contract manufacturing categories were driven primarily by the timing of the H1N1 peak season relative to last year, along with throughput pressures in manufacturing. International sales of existing products declined by approximately $5,200.

Gross Profit

Second quarter gross profit for fiscal 2011 decreased 3% or $4,922 compared to fiscal 2010. The decrease was due primarily to a decline in gross profit related to an incremental investment in quality spending. This decline was partially offset by higher gross profit on new product sales and the incremental gross profit attributable to the Orion acquisition. The gross profit percentage decreased 220 basis points in the second quarter of fiscal 2011 compared to fiscal 2010 due primarily to the incremental investment in quality spending.

Year-to-date gross profit for fiscal 2011 decreased 1% or $2,267 compared to fiscal 2010. The decrease was due primarily to a decline in gross profit related to an incremental investment in quality spending. This decline was partially offset by higher gross profit on new product sales and the incremental gross profit attributable to the Orion acquisition. The gross profit percentage decreased 140 basis points in the first half of fiscal 2011 compared to fiscal 2010 due primarily to the incremental investment in quality spending.

Operating Expenses

Second quarter operating expenses for fiscal 2011 increased 7% or $4,140 compared to fiscal 2010. The increase was related primarily to an increase in selling expenses of $1,800 and research and development costs of $1,500. Selling expenses increased due primarily to higher spending on sales and marketing promotions, along with the incremental selling expenses of Orion. The increase in research and development costs was due primarily to the timing of clinical trials and the incremental research and development costs of Orion.

Year-to-date operating expenses for fiscal 2011 increased 9% or $9,893 compared to fiscal 2010. The increase was related primarily to an increase in administrative expenses of $4,900 and selling expenses of $4,900. The increase in administrative expenses was driven primarily by an increase in employee-related costs, along with the incremental administrative expenses of Orion. Selling expenses increased due primarily to higher spending on sales and marketing promotions, along with the incremental selling expenses of Orion. These increases in administrative costs and selling expenses were partially offset by a decrease in research and development costs associated with the timing of clinical trials.

Nutritionals

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$133,458	$61,010	$256,142	$116,802

Gross profit	$45,522	$9,510	$83,912	$12,675
Gross profit %	34.1%	15.6%	32.8%	10.9%

Operating expenses	$25,359	$6,913	$45,670	$12,668
Operating expenses %	19.0%	11.3%	17.8%	10.8%

Operating income	$20,163	$2,597	$38,242	$7
Operating income %	15.1%	4.3%	14.9%	0.0%

Net Sales

Second quarter net sales for fiscal 2011 increased 119% or $72,448 compared to fiscal 2010. The increase was due primarily to additional sales of approximately $86,000 attributable to the fiscal 2010 acquisition of PBM. In addition, new product sales in the VMS category were approximately $1,800. These combined increases were partially offset by a decline of $15,300 in sales from existing products in the VMS category due primarily to the continued efforts around SKU rationalization. During the first quarter of fiscal 2011, one of the Company’s key competitors within the infant formula product category experienced a serious quality issue that resulted in the removal of certain of this competitor’s products from the market. As a result of this issue, the Company experienced a moderate increase in second quarter fiscal 2011 net sales within the Nutritionals segment of approximately $12,000, but does not currently expect the increase to be significant beyond the second quarter.

Year-to-date net sales for fiscal 2011 increased 119% or $139,340 compared to fiscal 2010. The increase was due primarily to additional sales of approximately $161,200 attributable to the fiscal 2010 acquisition of PBM. In addition, new product sales in the VMS category were approximately $3,200. These combined increases were partially offset by a decline of $25,100 in sales from existing products in the VMS category due primarily to the continued efforts around SKU rationalization.

Gross Profit

Second quarter gross profit for fiscal 2011 increased $36,012 over fiscal 2010 gross profit of $9,510. The substantial increase resulted primarily from the incremental gross profit attributable to the fiscal 2010 acquisition of PBM. In addition, gross profit from the VMS category improved by approximately $2,000 as a result of improvements in operational efficiencies and lower material costs. The large increase in the second quarter fiscal 2011 gross profit percentage compared to the second quarter of fiscal 2010 was due primarily to the acquisition of PBM, along with the operational improvements within the VMS category.

Year-to-date gross profit for fiscal 2011 increased $71,237 over fiscal 2010 gross profit of $12,675. The substantial increase resulted primarily from the incremental gross profit attributable to the fiscal 2010 acquisition of PBM. In addition, gross profit from the VMS category improved by approximately $6,000 as a result of improvements in operational efficiencies and lower material costs. The large increase in the first half of fiscal 2011 gross profit percentage compared to the first half of fiscal 2010 was due primarily to the acquisition of PBM, along with the operational improvements within the VMS category.

Operating Expenses

Second quarter operating expenses for fiscal 2011 increased 267% or $18,446 compared to fiscal 2010. Year-to-date operating expenses for fiscal 2011 increased 261% or $33,002 compared to fiscal 2010. The substantial increase in both the second quarter and year-to-date for fiscal 2011 resulted from operating expenses attributable to PBM.

Rx Pharmaceuticals

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$97,534	$56,761	$166,867	$103,892

Gross profit	$44,256	$28,053	$72,028	$50,452
Gross profit %	45.4%	49.4%	43.2%	48.6%

Operating expenses	$11,061	$9,836	$21,078	$32,175
Operating expenses %	11.3%	17.3%	12.6%	31.0%

Operating income	$33,195	$18,217	$50,950	$18,277
Operating income %	34.0%	32.1%	30.5%	17.6%

Net Sales

Second quarter net sales for fiscal 2011 increased 72% or $40,773 compared to fiscal 2010. This increase was due primarily to new product sales of $31,400, a lower degree of pricing pressures as compared to prior year, and an increase in sales volumes on the Company’s existing portfolio of products of approximately $4,500. New product sales in the second quarter of fiscal 2011 included sales of the generic version of Aldara® cream through the Company’s partnership agreement with Graceway Pharmaceuticals, LLC, sales of the generic version of Xyzal® tablets through the Company’s partnership agreement with Synthon and sales of the generic version of Evoclin® through the Company’s partnership with Cobrek Pharmaceuticals.

Year-to-date net sales for fiscal 2011 increased 61% or $62,975 compared to fiscal 2010. This increase was due primarily to new product sales of $48,400, along with an increase in sales volumes on the Company’s existing portfolio of products of approximately $9,200. This increase was also due to a lower degree of pricing pressures as compared to prior year.

Gross Profit

Second quarter gross profit for fiscal 2011 increased 58% or $16,203 compared to fiscal 2010. This increase was due primarily to gross profit of $9,300 attributable to new product sales, along with a lower degree of pricing pressures as compared to prior year. The gross profit percentage decreased 400 basis points in the second quarter of fiscal 2011 compared to fiscal 2010 as a result of the lower gross profit percentage associated with sales of the authorized generic of Aldara® discussed above.

Year-to-date gross profit for fiscal 2011 increased 43% or $21,576 compared to fiscal 2010. This increase was due primarily to gross profit of $13,300 attributable to new product sales, a lower degree of pricing pressures as compared to prior year, as well as gross profit from higher sales volumes of existing products. The gross profit percentage decreased 540 basis points in the first half of fiscal 2011 compared to fiscal 2010 as a result of the lower gross profit percentage associated with sales of the authorized generic of Aldara® discussed above.

Operating Expenses

Second quarter operating expenses for fiscal 2011 increased 12% or $1,225 compared to fiscal 2010. The increase was due primarily to higher research and development costs associated with the timing of clinical studies.

Year-to-date operating expenses for fiscal 2011 decreased 34% or $11,097 compared to fiscal 2010 due primarily to a decrease in research and development costs of approximately $12,000, slightly offset by an increase in selling and administration costs of approximately $700. The decrease in research and development expenses was due primarily to the absence of the $14,000 write-off of in-process research and development as a result of acquiring an ANDA from KV Pharmaceutical in the first quarter of fiscal 2010, offset slightly by higher costs associated with the timing of clinical studies. The slight increase in selling and administration costs was driven by higher employee-related expenses.

API

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$40,333	$35,272	$77,694	$68,192

Gross profit	$17,553	$14,222	$34,334	$24,980
Gross profit %	43.5%	40.3%	44.2%	36.6%

Operating expenses	$7,521	$9,243	$13,979	$16,052
Operating expenses %	18.6%	26.2%	18.0%	23.5%

Operating income	$10,032	$4,979	$20,355	$8,928
Operating income %	24.9%	14.1%	26.2%	13.1%

Net Sales

Second quarter net sales for fiscal 2011 increased 14% or $5,061 compared to fiscal 2010. This increase was due primarily to new product sales of $17,300 partially offset by a decline of approximately $10,600 in sales of existing products, along with a decrease of $1,700 resulting from unfavorable changes in foreign currency exchange rates. New product sales in the second quarter of fiscal 2011 were driven primarily by sales of temozolomide to the European market. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the variable ordering patterns of customers on a quarter-over-quarter basis.

Year-to-date net sales for fiscal 2011 increased 14% or $9,502 compared to fiscal 2010. This increase was due primarily to new product sales of $26,500, partially offset by decreased sales volumes of existing products of approximately $13,300. This increase was also partially offset by a decrease of $3,700 due to unfavorable changes in foreign currency exchange rates.

Gross Profit

Second quarter gross profit for fiscal 2011 increased 23% or $3,331 compared to fiscal 2010 due primarily to the gross profit attributable to new product sales, partially offset by a decrease in sales volumes of existing products, along with a decrease of $1,600 resulting from unfavorable changes in foreign currency exchange rates.

Year-to-date gross profit for fiscal 2010 increased 37% or $9,354 compared to fiscal 2010. This increase was due primarily to the gross profit attributable to new product sales, partially offset by a decrease in sales volumes of existing products, along with a decrease of $3,000 resulting from unfavorable changes in foreign currency exchange rates. The gross profit percentage increased 760 basis points in the first half of fiscal 2011 compared to the first half of fiscal 2010 due primarily to the favorable contribution of new product sales.

Operating Expenses

Second quarter operating expenses for fiscal 2011 decreased 19% or $1,722 compared to fiscal 2010. Year-to-date operating expenses for fiscal 2011 decreased 13% or $2,073 compared to fiscal 2010. The second quarter and year-to-date decreases in fiscal 2011 were due primarily to decreased administrative costs as a result of the fiscal 2010 sale of the Company’s facility in Germany.

Other

The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$16,194	$12,381	$32,034	$24,050

Gross profit	$4,955	$3,704	$10,374	$7,657
Gross profit %	30.6%	29.9%	32.4%	31.8%

Operating expenses	$4,963	$4,508	$9,577	$8,173
Operating expenses %	30.6%	36.4%	29.9%	34.0%

Operating (loss) income	$(8)	$(804)	$797	$(516)
Operating (loss) income %	(0.0%)	(6.5%)	2.5%	(2.1%)

Net Sales

Second quarter net sales for fiscal 2011 increased 31% or $3,813 compared to fiscal 2010. This increase was driven primarily by new product sales of $2,600, along with a $1,800 increase in sales of existing products. These increases were offset slightly by a decrease of $500 due to unfavorable changes in foreign currency exchange rates.

Year-to-date net sales for fiscal 2011 increased 33% or $7,984 compared to fiscal 2010. This increase was driven primarily by new product sales of $6,700, along with a $2,800 increase in sales of existing products. These increases were offset slightly by a decrease of $1,400 due to unfavorable changes in foreign currency exchange rates.

Gross Profit

Second quarter gross profit for fiscal 2011 increased 34% or $1,251 compared to fiscal 2010 due primarily to higher gross profit attributable to new products and increased sales volumes on the existing portfolio of products. This increase was also due to the absence of a charge to cost of sales related to the step-up in value of inventory acquired in the diagnostic asset acquisitions of approximately $600.

Year-to-date gross profit for fiscal 2011 increased 35% or $2,717 compared to fiscal 2010 due primarily to higher gross profit attributable to new products and increased sales volumes on the existing portfolio of products. This increase was also due to the absence of a charge to cost of sales related to the step-up in value of inventory acquired in the diagnostic asset acquisitions of approximately $900.

Operating Expenses

Second quarter operating expenses for fiscal 2011 increased 10% or $455 compared to fiscal 2010. Year-to-date operating expenses for fiscal 2011 increased 17% or $1,404 compared to fiscal 2010. The second quarter and year-to-date increases in fiscal 2011 were due primarily to higher selling costs associated with variable employee-related expenses.

Unallocated Expenses

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Operating expenses	$6,537	$11,412	$13,051	$15,407

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the second quarter of fiscal 2011 decreased 43% or $4,875 compared to fiscal 2010. Year-to-date unallocated expenses decreased 15% or $2,356 compared to fiscal 2010. The second quarter and year-to-date decreases in fiscal 2011 were due primarily to lower variable incentive-related wages and benefits.

Interest and Other (Consolidated)

Interest expense for the second quarter was $11,006 for fiscal 2011 and $10,728 for fiscal 2010. Year-to-date interest expense was $22,579 for fiscal 2011 and $22,535 for fiscal 2010. Interest income for the second quarter was $290 for fiscal 2011 and $5,281 for fiscal 2010. Year-to-date interest income was $1,776 for fiscal 2011 and $10,593 for fiscal 2010. The decrease in interest income was due to the use of the restricted cash balance of $400,000 to prepay the letter of undertaking during the first quarter of fiscal 2011 as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements.

It is currently anticipated that the Paddock acquisition will close during the Company’s fourth quarter of fiscal 2011. With the expected increase in borrowings under the Company’s existing credit facilities and the expected issuance of long-term debt associated with this acquisition, interest expense is expected to increase beginning in the fourth quarter of fiscal 2011 by approximately $10,000 on an annual basis.

Income Taxes (Consolidated)

The effective tax rate on earnings from continuing operations was 26.5% and 32.9% for the second quarter of fiscal 2011 and 2010, respectively. The effective tax rate on income from continuing operations was 27.2% and 28.2% for the first six months of fiscal 2011 and 2010, respectively. Foreign source income from continuing operations before tax for the second quarter was 31% of pre-tax earnings in fiscal 2011, up from 19% in the same period of fiscal 2010. Foreign source income from continuing operations before tax for the first six months of fiscal 2011 was 30% of pre-tax earnings, down from 35% in the same period for fiscal 2010. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate. The effective tax rate for the second quarter of fiscal 2011 included the impact of the newly enacted Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the Act). Among other provisions, the Act provides for the restoration of the research and development tax credit, applied retroactively to January 1, 2010. Accordingly, tax expense in the second quarter of fiscal 2011 was reduced by approximately $1,820 to reflect the one-time impact of the retroactive application of the Act. The recorded effective tax rate for the first quarter of fiscal 2010 was reduced by $4,600 or 5.7% due to the statutory tax rate changes in Israel.

In July 2009, Israel lowered its statutory corporate tax rate as follows: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter. Subsequent to December 25, 2010, Israel enacted new tax legislation. The Company is currently analyzing the legislative change and at this time has not determined its impact.

The Company’s tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.

The total amount of unrecognized tax benefits was $103,994 and $72,348 as of December 25, 2010 and June 26, 2010, respectively. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $17,655 and $14,430 as of December 25, 2010 and June 26, 2010, respectively.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and current portion of investment securities decreased $147,661 to $134,779 at December 25, 2010 from $282,999 at December 26, 2009. Working capital, including cash, decreased $43,052 to $583,053 at December 25, 2010 from $626,105 at December 26, 2009.

Cash, cash equivalents and current portion of investment securities increased $25,014 to $134,779 at December 25, 2010 from $110,324 at June 26, 2010. Working capital, including cash, increased $108,186 to $583,053 at December 25, 2010 from $474,867 at June 26, 2010.

In addition to the cash and cash equivalents balance of $134,779 at December 25, 2010, the Company had $350,000 available under its revolving loan commitment and approximately $2,000 available under its Indian short-term credit line, as well as $150,000 available under its accounts receivable securitization program described below. Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Year-to-date net cash provided from operating activities decreased by $33,347 to $122,739 for fiscal 2011 compared to $156,086 for fiscal 2010. The decrease in cash from operations was due primarily to an increase in accounts receivable as a result of the increase in sales volume for fiscal 2011 compared to fiscal 2010 and higher payroll and related tax payments, as well as higher income tax payments. These increases were partially offset by a decrease in accounts payable attributable to general fluctuations in the timing of the overall procurement-to-pay cycle compared to last year.

Year-to-date net cash used for investing activities decreased $25,584 to $31,997 for fiscal 2011 compared to $57,581 for fiscal 2010 due primarily to the absence of the funding used in fiscal 2010 for acquired research and development, the business acquisition of Vedants Drug & Fine Chemicals Private Limited and asset acquisitions, partially offset by an increase in capital expenditures.

Capital expenditures for facilities and equipment were for normal replacement, productivity enhancements and quality improvements. Capital expenditures are anticipated to be between $70,000 to $85,000 for fiscal 2011 due primarily to manufacturing productivity projects, quality investment projects, investments at newly acquired entities, technology infrastructures, system upgrades and the API expansion into India.

Year-to-date net cash used for financing activities decreased $71,473 to $62,340 for fiscal 2011 compared to $133,813 for fiscal 2010. The decrease in cash used for financing activities was due primarily to decreased repurchases of common stock and decreased net repayments of long-term debt.

During the second quarter of fiscal 2011, the Company repurchased 1 share of its common stock for $45 in private party transactions. During the second quarter of fiscal 2010, the Company repurchased 1,218 shares of its common stock for $45,518, of which 2 shares were repurchased in private party transactions. Year-to-date in fiscal 2011, the Company repurchased 141 shares of its common stock for $8,214, all of which were repurchased in private party transactions. Year-to-date in fiscal 2010, the Company repurchased 12,057 shares of its common stock for $70,804, of which 80 shares were repurchased in private party transactions.

The Company paid quarterly dividends totaling $12,268 and $10,838, or $0.1325 and $0.1175 per share, for the first half of fiscal 2011 and 2010, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Credit Facilities

In the second quarter of fiscal 2011, the Company entered into a credit agreement dated as of October 8, 2010 with a group of banks (the 2010 Credit Agreement), which provides an initial revolving loan commitment of $350,000 and an initial term loan commitment of $150,000, each subject to increase or decrease as specified in the 2010 Credit Agreement. Both loans bear interest, at the election of the Company, at either the Annual Base Rate plus an Applicable Margin or the Adjusted London Interbank Offered Rate (LIBOR) plus an Applicable Margin, as specified and defined in the 2010 Credit Agreement. The obligations under the 2010 Credit Agreement are guaranteed by certain subsidiaries of the Company, and in some instances, the obligations may be secured by a pledge of 65% of the stock of certain foreign subsidiaries. The maturity date of the term and revolving loans under the 2010 Credit Agreement is October 8, 2015. The Company is using the proceeds from the term loan and revolving loan for general corporate purposes and has repaid certain other outstanding debt, including the $100,000 term loan made pursuant to the Company’s prior credit agreement.

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

Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America and Wells Fargo have committed $100,000 and $50,000, respectively, effectively allowing the Company to borrow up to a total amount of $150,000, subject to a Maximum Net Investment calculation as defined in the agreement. At December 25, 2010, $150,000 was available under this calculation. The interest rate on the borrowings is based on a thirty-day LIBOR plus 0.55%. If the LIBOR is not available to the Company, the Company may borrow at an alternate rate equal to the greatest of: (i) the Federal Funds Rate plus 1.50%; or (ii) the rate of interest in effect as publicly announced from time to time by the applicable Managing Agent as its “prime rate” plus 2.00%. In addition, a facility fee of 0.55% is applied to the $150,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. There were no borrowings outstanding under the Securitization Program at December 25, 2010, June 26, 2010 and December 26, 2009.

Investment Securities

The Company currently maintains a portfolio of auction rate securities (ARS) with a total par value of $18,000 and an estimated fair value of $5,435 at December 25, 2010. As a result of the tightening of the credit markets beginning in calendar 2008, there has been no liquid market for these securities for an extended period of time. While there are some recent indications that a market is starting to materialize for these securities, though at a much reduced level then the pre-2008 period, the Company cannot predict when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets.

The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second quarter of fiscal 2011, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized gain of $1,042, net of tax, in other comprehensive income. At December 25, 2010, these securities were recorded at a fair value of $5,435. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations

There were no material changes in contractual obligations during the second quarter of fiscal 2011.

Subsequent to the end of the Company’s second fiscal quarter, on January 20, 2011, the Company announced that it had signed a definitive agreement to acquire substantially all the assets of Paddock for approximately $540,000 in cash. The transaction is expected to close in the Company’s fourth quarter of fiscal 2011. The Company intends to fund the transaction using a combination of cash on hand, utilization of its existing credit facilities and new long-term financing.

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

Changes in these estimates and assumptions may result in additional customer-related accruals and allowances. The following table summarizes the activity included in the balance sheet for customer-related accruals and allowances:

	Year-to-Date 2011	Year-to-Date 2010

Customer-Related Accruals and Allowances
Balance, beginning of period	$63,735	$56,462
Provision recorded	221,570	159,079
Credits processed	(189,538)	(149,129)

Balance, end of the period	$95,767	$66,412

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $8,896 at December 25, 2010, $8,015 at June 26, 2010 and $9,408 at December 26, 2009.

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

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company performs its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units in the fourth quarter of the fiscal year. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K. operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $632,890 at December 25, 2010, $618,088 at June 26, 2010 and $269,242 at December 26, 2009.

Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships and certain distribution agreements. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $585,457 at December 25, 2010, $593,575 at June 26, 2010 and $213,882 at December 26, 2009.

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

The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second quarter of fiscal 2011, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized gain of $1,042, net of tax, in other comprehensive income. At December 25, 2010, these securities were recorded at a fair value of $5,435. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities.

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

As of December 25, 2010, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a–15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 25, 2010 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the fourth quarter of fiscal 2010, the Company acquired PBM Holdings, Inc. (PBM) (see Note 2 – Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded PBM from its interim evaluation of internal control over financial reporting as of December 25, 2010. The Company is in the process of documenting and testing PBM’s internal controls over financial reporting and will incorporate PBM into its annual report on internal control over financial reporting for its fiscal year end 2011. As of December 25, 2010, PBM’s total assets represented 29% of the Company’s consolidated total assets. PBM’s net sales represented 12% of the Company’s consolidated net sales for the first half of fiscal 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Referred to in Note 13 of the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 26, 2010 includes a detailed discussion of the Company’s risk factors. Other than the items noted below, there have been no material changes during the first half of fiscal 2011 to the risk factors that were included in the Form 10-K.

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

Impact of “At Risk” Launches

At times, the Company may seek approval to market ANDA products before the expiration of patents for those products, based upon its belief that such patents are invalid, unenforceable or would not be infringed by its products. As a result, the Company may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, the Company may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision or while an appeal of a lower court decision is pending. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in an “at risk” launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits the Company makes from selling the generic version of the product. By electing to proceed in this manner, the Company could face substantial damages if a final court decision is adverse to the Company. In the case where a patent holder is able to prove that the Company’s infringement was “willful” or “exceptional”, the definition of which is subjective, the patent holder may be awarded up to three times the amount of its actual damages. During the second quarter of fiscal 2011, the Company, and its partner Synthon, launched levocetirizine tablets, a generic version of Xyzal® tablets from UCB/Sepracor prior to the expiration of the relevant patent. Synthon and the Company share both the risks and the benefits associated with the at risk launch.

Federal and state health care reform may have an adverse effect on the Company’s financial condition and results of operations.

In July 2007, The Centers for Medicare and Medicaid Services (CMS) issued a final rule for the calculation of the Average Manufacturer Price (AMP), which pharmaceutical companies are required to report to CMS. CMS intends to use this calculation to help determine reimbursements to pharmacies that dispense medicines to Medicaid beneficiaries. Prior to the enactment of this legal requirement, CMS typically used the Average Wholesaler Price (AWP) or Wholesaler Acquisition Cost (WAC) in the calculation of federal upper limits. The rule also rejected requests to postpone the public availability of AMP data. In mid-December 2007, a preliminary injunction was granted, resulting in postponement of the actual implementation of the rule. On December 15, 2010, by agreement of the parties, the injunction was dissolved and the case was dismissed. The Patient Protection and Affordable Care

Act, Pub. L. No. 111-148, 124 Stat. 119, § 2503 (2010), amended the statutory definitions of the terms “average manufacturer price” and “multiple source drug” in a manner that materially affects the regulatory definitions of those terms, and changed the manner in which defendants calculate federal upper limits (FULs). On November 15, 2010, CMS issued a final rule that withdraws the regulations defining “average manufacturer price” and “multiple source drug” and the regulation pursuant to which it would have established FULs for multiple source drugs. That final rule became effective December 15, 2010. The Company does not know how the new methodology for calculating FULs, will affect the Company’s pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. The Company cannot predict how the sharing of weighted average monthly AMP data and retail survey prices may impact competition in the marketplace.

Recent court rulings limiting the application of Federal preemption may have an adverse effect on the Company’s operations as a result of a potential increase in litigation exposure.

On January 24, 2011, the U.S. Court of Appeals for the Ninth Circuit issued a decision in Gaeta v. Perrigo, reversing a lower court decision that the plaintiff’s state law causes of action were preempted by the FDC Act to the extent that they were based on a lack of adequate warning on the Company’s OTC ibuprofen drug product. In its decision, the Ninth Circuit stated that it joined the Fifth and Eighth Circuits in concluding that the U.S. Supreme Court’s decision in Wyeth v. Levine, 129 S. Ct 1187 (2009) (concluding that the federal regulatory regime governing pharmaceuticals does not preempt state law failure-to-warn claims against brand name manufacturers) “extends with equal force to claims against generic manufacturers.” The Company intends to appeal the Ninth Circuit’s ruling in Gaeta. However, the decisions by the Fifth, Eighth and Ninth Circuits, if sustained, will affect all manufacturers of generic pharmaceutical products (OTC and Rx) by limiting their ability to dismiss certain failure-to-warn claims based on Federal preemption. At this time, the Company cannot predict the impact of these cases on its results of operations.

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

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2011	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$—
September 26 to October 30	—	$65.80	—	$—
October 31 to November 27	1	$63.91	—	$—
November 28 to December 25	—	$—	—	$—

Total	1		—

(1)	Private party transactions accounted for the purchase of 1 share in the period from October 31 to November 27.

Item 6.	Exhibits

Exhibit Number	Description

2.1

Purchase Agreement, dated as of January 20, 2011, among Perrigo Company, Paddock Laboratories, Inc., Paddock Properties Limited Partnership, and, solely for the purposes of Section 11.15, certain Guarantors listed on Exhibit A, incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011.

10.1

Term Loan Agreement, dated as of January 20, 2011, among Perrigo Company; JPMorgan Chase Bank, N.A., as Administrative Agent; Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as Syndication Agents; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011.

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

PERRIGO COMPANY
(Registrant)

Date: February 1, 2011	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date: February 1, 2011	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Purchase Agreement, dated as of January 20, 2011, among Perrigo Company, Paddock Laboratories, Inc., Paddock Properties Limited Partnership, and, solely for the purposes of Section 11.15, certain Guarantors listed on Exhibit A, incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011.

10.1

Term Loan Agreement, dated as of January 20, 2011, among Perrigo Company; JPMorgan Chase Bank, N.A., as Administrative Agent; Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as Syndication Agents; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011.

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