Form 10-Q
period 2011-03-26
PERRIGO CO
filed 2011-05-03
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 26, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 0-19725
_______________________________________________
PERRIGO COMPANY
(Exact name of registrant as specified in its charter)
_______________________________________________

Michigan	38-2799573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Eastern Avenue Allegan, Michigan	49010
(Address of principal executive offices)	(Zip Code)
(269) 673-8451
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO
As of April 29, 2011, the registrant had 92,726,110 outstanding shares of common stock.

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

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Third Quarter		Year-to-Date
		2010		2010
	2011	As Adjusted (Note 1)	2011	As Adjusted (Note 1)
Net sales	$691,563	$537,632	$2,050,400	$1,648,390
Cost of sales	452,481	350,237	1,347,864	1,100,158
Gross profit	239,082	187,395	702,536	548,232
Operating expenses
Distribution	8,525	7,919	25,722	21,474
Research and development	23,511	17,715	65,842	57,153
Selling and administration	84,133	65,135	244,053	188,817
Subtotal	116,169	90,769	335,617	267,444
Write-off of in-process research and development	—	—	—	14,000
Restructuring	—	7,474	—	7,474
Total	116,169	98,243	335,617	288,918
Operating income	122,913	89,152	366,919	259,314
Interest, net	10,915	5,927	31,718	17,869
Other income, net	(753)	(1,367)	(1,945)	(1,686)
Income from continuing operations before income taxes	112,751	84,592	337,146	243,131
Income tax expense	21,220	23,051	82,158	67,699
Income from continuing operations	91,531	61,541	254,988	175,432
Income (loss) from discontinued operations, net of tax	(2,446)	640	(1,361)	(577)
Net income	$89,085	$62,181	$253,627	$174,855
Earnings (loss) per share(1)
Basic
Continuing operations	$0.99	$0.67	$2.77	$1.92
Discontinued operations	(0.03)	0.01	(0.01)	(0.01)
Basic earnings per share	$0.96	$0.68	$2.75	$1.91
Diluted
Continuing operations	$0.98	$0.66	$2.73	$1.89
Discontinued operations	(0.03)	0.01	(0.01)	(0.01)
Diluted earnings per share	$0.95	$0.67	$2.72	$1.88
Weighted average shares outstanding
Basic	92,459	91,179	92,175	91,428
Diluted	93,549	92,589	93,371	92,819
Dividends declared per share	$0.0700	$0.0625	$0.2025	$0.1800

(1)	The sum of individual per share amounts may not equal due to rounding.
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

		June 26, 2010	March 27, 2010
	March 26, 2011	As Adjusted (Note 1)	As Adjusted (Note 1)
Assets
Current assets
Cash and cash equivalents	$223,237	$109,765	$318,522
Restricted cash	—	400,000	—
Investment securities	—	559	562
Accounts receivable, net	464,190	359,809	331,530
Inventories	494,278	452,980	419,779
Current deferred income taxes	22,930	27,225	25,675
Income taxes refundable	2,103	14,439	4,980
Prepaid expenses and other current assets	50,112	30,549	35,029
Current assets of discontinued operations	2,797	7,375	8,440
Total current assets	1,259,647	1,402,701	1,144,517
Property and equipment	950,478	885,169	826,164
Less accumulated depreciation	(484,575)	(436,586)	(442,997)
	465,903	448,583	383,167
Restricted cash	—	—	400,000
Goodwill and other indefinite-lived intangible assets	640,107	618,042	289,968
Other intangible assets, net	576,436	587,000	218,739
Non-current deferred income taxes	13,786	—	—
Other non-current assets	81,612	52,677	52,290
	$3,037,491	$3,109,003	$2,488,681
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$286,795	$267,311	$243,702
Short-term debt	1,180	9,000	—
Payroll and related taxes	71,521	79,219	73,456
Accrued customer programs	91,704	59,898	53,778
Accrued liabilities	79,485	90,046	53,883
Accrued income taxes	17,351	11,665	17,702
Current portion of long-term debt	15,000	400,000	—
Current liabilities of discontinued operations	3,570	5,370	10,228
Total current liabilities	566,606	922,509	452,749
Non-current liabilities
Long-term debt, less current portion	875,442	935,000	825,000
Non-current deferred income taxes	11,900	49,346	48,694
Other non-current liabilities	158,444	108,208	104,881
Total non-current liabilities	1,045,786	1,092,554	978,575
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	458,811	428,457	413,683
Accumulated other comprehensive income	109,080	43,200	64,547
Retained earnings	855,287	620,439	577,258
	1,423,178	1,092,096	1,055,488
Noncontrolling interest	1,921	1,844	1,869
Total shareholders’ equity	1,425,099	1,093,940	1,057,357
	$3,037,491	$3,109,003	$2,488,681
Supplemental Disclosures of Balance Sheet Information Related to Continuing Operations

Allowance for doubtful accounts	$7,618	$8,015	$10,760
Working capital	$693,814	$478,187	$693,556
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	92,682	91,694	91,356
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Year-To-Date
		2010
	2011	As Adjusted (Note 1)
Cash Flows (For) From Operating Activities
Net income	$253,627	$174,855
Adjustments to derive cash flows
Write-off of in-process research and development	—	14,000
Depreciation and amortization	76,257	51,811
Restructuring	—	7,474
Share-based compensation	11,526	11,184
Loss (gain) on sale of business	2,151	(750)
Income tax benefit from exercise of stock options	1,621	(905)
Excess tax benefit of stock transactions	(16,256)	(5,730)
Deferred income taxes	(60,845)	(16,361)
Sub-total	268,081	235,578
Changes in operating assets and liabilities, net of asset and business acquisitions
Accounts receivable	(104,197)	(13,039)
Inventories	(31,304)	(33,706)
Income taxes refundable	12,469	3,694
Accounts payable	15,521	(13,303)
Payroll and related taxes	(9,072)	24,521
Accrued customer programs	31,770	(1,005)
Accrued liabilities	(10,739)	(7,731)
Accrued income taxes	47,077	24,972
Other	9,428	439
Sub-total	(39,047)	(15,158)
Net cash from operating activities	229,034	220,420
Cash Flows (For) From Investing Activities
Proceeds from sales of securities	560	—
(Return of) Proceeds from sale of business	(3,558)	35,980
Acquisitions of businesses, net of cash acquired	2,624	(58,885)
Acquired research and development	—	(14,000)
Acquisitions of assets	(10,000)	(10,262)
Additions to property and equipment	(46,542)	(34,545)
Net cash for investing activities	(56,916)	(81,712)
Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(7,820)	—
Borrowings of long-term debt	150,442	—
Repayments of long-term debt	(195,000)	(67,771)
Deferred financing fees	(5,158)	(3,500)
Excess tax benefit of stock transactions	16,256	5,730
Issuance of common stock	12,476	14,593
Repurchase of common stock	(8,285)	(70,972)
Cash dividends	(18,779)	(16,566)
Net cash for financing activities	(55,868)	(138,486)
Effect of exchange rate changes on cash	(2,778)	658
Net increase in cash and cash equivalents	113,472	880
Cash and cash equivalents of continuing operations, beginning of period	109,765	317,638
Cash balance of discontinued operations, beginning of period	—	4
Cash and cash equivalents, end of period	223,237	318,522
Less cash balance of discontinued operations, end of period	—	—
Cash and cash equivalents of continuing operations, end of period	$223,237	$318,522
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$27,759	$30,765
Interest received	$2,594	$15,891
Income taxes paid	$83,494	$50,231
Income taxes refunded	$1,303	$1,159
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2011
(in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CHANGE IN ACCOUNTING PRINCIPLES

The Company

Perrigo Company (the “Company”) is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and generic prescription (Rx) pharmaceuticals, infant formulas, nutritional products and active pharmaceutical ingredients (API). The Company is the world’s largest store brand manufacturer of OTC pharmaceutical products and infant formulas. The Company’s primary markets and locations of manufacturing and logistics operations are the United States, Israel, Mexico, the United Kingdom and Australia.

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

Operating results for the nine months ended March 26, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 26, 2010.

Certain changes to prior periods' balance sheet amounts have been made in accordance with the accounting guidance for business combinations to reflect adjustments made during the measurement period. See Note 2 for additional information regarding these changes.

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API, along with an Other category. On April 30, 2010, the Company acquired 100% of the shares of PBM Holdings, Inc. (PBM), the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. Following the acquisition of PBM, the Company now participates in new nutritional product lines. As a result, in the first quarter of fiscal 2011, the Company realigned and expanded its operating segments to include a Nutritionals segment, representing infant formulas and other nutritional products. Accounting Standard Codification (ASC) 280-10-50 (ASC 280-10-50) defines an operating segment as a component of a public entity that earns revenue and incurs expenses, has discrete financial information available and is reviewed regularly by the chief decision maker for purposes of allocating resources and assessing performance. Each of the segments meets the requirements of an operating segment. The Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API operating segments are also considered to be reportable segments by management. This segment structure is consistent with the way management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business. As a result of the change in segment reporting, all historical segment information has been adjusted to conform to the new presentation.

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. The sale was completed in the third quarter of fiscal 2010. After the finalization of post-closing working capital adjustments in the third quarter of fiscal 2011, the sale resulted in a pre-tax loss of $1,407. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

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

Starting June 27, 2010, the reporting year-end of these foreign operations was changed from May to June. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in technology, ERP systems and personnel to enhance its financial statement close process. The Company believes this change is preferable because the financial information of all operating units is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available. In accordance with ASC 850-10-50-2, “A Change in the Difference Between Parent and Subsidiary Fiscal Year-Ends,” the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50 “Change in Accounting Principle.” Voluntary changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the Company’s financial statements for periods prior to fiscal 2011 have been adjusted to reflect the period-specific effects of applying this accounting principle. This change resulted in a cumulative effect of an accounting change of $118, net of income tax effect, to retained earnings as of June 28, 2009. The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized below for the Company’s condensed consolidated statements of income for the three and nine months ended March 27, 2010, the condensed consolidated balance sheets as of June 26, 2010 and March 27, 2010 and the condensed consolidated statement of cash flows for the nine months ended March 27, 2010.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 27, 2010
	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Net sales	$538,306	$(674)	$537,632
Cost of sales	352,440	(2,203)	350,237
Gross profit	185,866	1,529	187,395
Operating expenses
Distribution	7,960	(41)	7,919
Research and development	17,467	248	17,715
Selling and administration	65,658	(523)	65,135
Subtotal	91,085	(316)	90,769
Restructuring	7,474	—	7,474
Total	98,559	(316)	98,243
Operating income	87,307	1,845	89,152
Interest, net	5,989	(62)	5,927
Other income, net	(1,327)	(40)	(1,367)
Income from continuing operations before income taxes	82,645	1,947	84,592
Income tax expense	22,507	544	23,051
Income from continuing operations	60,138	1,403	61,541
Income from discontinued operations, net of tax	768	(128)	640
Net income	$60,906	$1,275	$62,181
Earnings per share(1)
Basic
Continuing operations	$0.66	$0.02	$0.67
Discontinued operations	0.01	(0.00)	0.01
Basic earnings per share	$0.67	$0.01	$0.68
Diluted
Continuing operations	$0.65	$0.02	$0.66
Discontinued operations	0.01	(0.00)	0.01
Diluted earnings per share	$0.66	$0.01	$0.67

(1)	The sum of individual per share amounts may not equal due to rounding.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Nine Months Ended March 27, 2010
	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Net sales	$1,649,475	$(1,085)	$1,648,390
Cost of sales	1,102,670	(2,512)	1,100,158
Gross profit	546,805	1,427	548,232
Operating expenses
Distribution	21,493	(19)	21,474
Research and development	56,699	454	57,153
Selling and administration	188,795	22	188,817
Subtotal	266,987	457	267,444
Write-off of in-process research and development	14,000	—	14,000
Restructuring	7,474	—	7,474
Total	288,461	457	288,918
Operating income	258,344	970	259,314
Interest, net	18,203	(334)	17,869
Other income, net	(1,557)	(129)	(1,686)
Income from continuing operations before income taxes	241,698	1,433	243,131
Income tax expense	67,299	400	67,699
Income from continuing operations	174,399	1,033	175,432
Loss from discontinued operations, net of tax	(1,301)	724	(577)
Net income	$173,098	$1,757	$174,855
Earnings (loss) per share(1)
Basic
Continuing operations	$1.91	$0.01	$1.92
Discontinued operations	(0.01)	0.01	(0.01)
Basic earnings per share	$1.89	$0.02	$1.91
Diluted
Continuing operations	$1.88	$0.01	$1.89
Discontinued operations	(0.01)	0.01	(0.01)
Diluted earnings per share	$1.86	$0.02	$1.88

(1)	The sum of individual per share amounts may not equal due to rounding.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

June 26, 2010	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Assets
Current assets
Cash and cash equivalents	$97,568	$12,197	$109,765
Restricted cash	400,000	—	400,000
Investment securities	557	2	559
Accounts receivable, net	358,500	1,309	359,809
Inventories	448,871	4,109	452,980
Current deferred income taxes	26,648	577	27,225
Income taxes refundable	13,864	575	14,439
Prepaid expenses and other current assets	28,071	2,478	30,549
Current assets of discontinued operations	7,214	161	7,375
Total current assets	1,381,293	21,408	1,402,701
Property and equipment	885,953	(784)	885,169
Less accumulated depreciation	(437,037)	451	(436,586)
	448,916	(333)	448,583
Goodwill and other indefinite-lived intangible assets	622,745	(4,703)	618,042
Other intangible assets, net	587,094	(94)	587,000
Other non-current assets	52,688	(11)	52,677
	$3,092,736	$16,267	$3,109,003
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$258,493	$8,818	$267,311
Short-term debt	9,000	—	9,000
Payroll and related taxes	82,088	(2,869)	79,219
Accrued customer programs	59,898	—	59,898
Accrued liabilities	88,750	1,296	90,046
Accrued income taxes	3,048	8,617	11,665
Current portion of long-term debt	400,000	—	400,000
Current liabilities of discontinued operations	5,428	(58)	5,370
Total current liabilities	906,705	15,804	922,509
Non-current liabilities
Long-term debt, less current portion	935,000	—	935,000
Non-current deferred income taxes	55,333	(5,987)	49,346
Other non-current liabilities	107,043	1,165	108,208
Total non-current liabilities	1,097,376	(4,822)	1,092,554
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	428,457	—	428,457
Accumulated other comprehensive income	39,048	4,152	43,200
Retained earnings	619,303	1,136	620,439
	1,086,808	5,288	1,092,096
Noncontrolling interest	1,847	(3)	1,844
Total shareholders’ equity	1,088,655	5,285	1,093,940
	$3,092,736	$16,267	$3,109,003

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

March 27, 2010	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Assets
Current assets
Cash and cash equivalents	$314,924	$3,598	$318,522
Investment securities	562	—	562
Accounts receivable, net	322,329	9,201	331,530
Inventories	417,580	2,199	419,779
Current deferred income taxes	25,670	5	25,675
Income taxes refundable	5,298	(318)	4,980
Prepaid expenses and other current assets	33,218	1,811	35,029
Current assets of discontinued operations	9,507	(1,067)	8,440
Total current assets	1,129,088	15,429	1,144,517
Property and equipment	821,564	4,600	826,164
Less accumulated depreciation	(441,283)	(1,714)	(442,997)
	380,281	2,886	383,167
Restricted cash	400,000	—	400,000
Goodwill and other indefinite-lived intangible assets	292,030	(2,062)	289,968
Other intangible assets, net	219,288	(549)	218,739
Other non-current assets	52,633	(343)	52,290
	$2,473,320	$15,361	$2,488,681
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$235,085	$8,617	$243,702
Payroll and related taxes	70,588	2,868	73,456
Accrued customer programs	53,788	(10)	53,778
Accrued liabilities	54,520	(637)	53,883
Accrued income taxes	18,588	(886)	17,702
Current liabilities of discontinued operations	11,030	(802)	10,228
Total current liabilities	443,599	9,150	452,749
Non-current liabilities
Long-term debt, less current portion	825,000	—	825,000
Non-current deferred income taxes	48,721	(27)	48,694
Other non-current liabilities	104,118	763	104,881
Total non-current liabilities	977,839	736	978,575
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	413,683	—	413,683
Accumulated other comprehensive income	60,717	3,830	64,547
Retained earnings	575,619	1,639	577,258
	1,050,019	5,469	1,055,488
Noncontrolling interest	1,863	6	1,869
Total shareholders’ equity	1,051,882	5,475	1,057,357
	$2,473,320	$15,361	$2,488,681

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 27, 2010
	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Cash Flows (For) From Operating Activities
Net income	$173,098	$1,757	$174,855
Adjustments to derive cash flows
Write-off of in-process research and development	14,000	—	14,000
Depreciation and amortization	53,673	(1,862)	51,811
Restructuring	7,474	—	7,474
Share-based compensation	11,184	—	11,184
Gain on sale of business	(750)	—	(750)
Income tax benefit from exercise of stock options	(905)	—	(905)
Excess tax benefit of stock transactions	(5,730)	—	(5,730)
Deferred income taxes	(18,108)	1,747	(16,361)
Sub-total	233,936	1,642	235,578
Changes in operating assets and liabilities, net of asset and business acquisitions
Accounts receivable	10,172	(23,211)	(13,039)
Inventories	(33,660)	(46)	(33,706)
Income taxes refundable	3,628	66	3,694
Accounts payable	(32,124)	18,821	(13,303)
Payroll and related taxes	18,760	5,761	24,521
Accrued customer programs	(1,005)	—	(1,005)
Accrued liabilities	(8,246)	515	(7,731)
Accrued income taxes	28,848	(3,876)	24,972
Other	(4,108)	4,547	439
Sub-total	(17,735)	2,577	(15,158)
Net cash from operating activities	216,201	4,219	220,420
Cash Flows (For) From Investing Activities
Proceeds from sale of business	35,980	—	35,980
Acquired research and development	(14,000)	—	(14,000)
Acquisitions of businesses, net of cash acquired	(58,885)	—	(58,885)
Acquisitions of assets	(10,262)	—	(10,262)
Additions to property and equipment	(32,233)	(2,312)	(34,545)
Net cash for investing activities	(79,400)	(2,312)	(81,712)
Cash Flows (For) From Financing Activities
Repayments of long-term debt	(67,771)	—	(67,771)
Deferred financing fees	(3,500)	—	(3,500)
Excess tax benefit of stock transactions	5,730	—	5,730
Issuance of common stock	14,593	—	14,593
Repurchase of common stock	(70,972)	—	(70,972)
Cash dividends	(16,566)	—	(16,566)
Net cash for financing activities	(138,486)	—	(138,486)
Effect of exchange rate changes on cash	472	186	658
Net increase (decrease) in cash and cash equivalents	(1,213)	2,093	880
Cash and cash equivalents of continuing operations, beginning of period	316,133	1,505	317,638
Cash balance of discontinued operations, beginning of period	4	—	4
Cash and cash equivalents, end of period	314,924	3,598	318,522
Less cash balance of discontinued operations, end of period	—	—	—
Cash and cash equivalents of continuing operations, end of period	$314,924	$3,598	$318,522

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance will be effective for the Company in the first quarter of fiscal 2012. Accordingly, the effects of the Company’s adoption of this guidance will depend upon the extent and magnitude of business combinations the Company enters into after June 25, 2011.

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

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition - Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition.” The amendments in this ASU provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The amendments in the ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption was permitted. Vendors may also elect to adopt the amendments in the ASU retrospectively for all prior periods. The guidance in this ASU was effective for the Company in the first quarter of fiscal 2011. This ASU did not have any impact on the Company’s condensed consolidated financial statements upon adoption.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (ASC Topic 860) - Accounting for Transfers of Financial Assets” (ASU 2009-16). ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets and requires more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early adoption was not permitted. This guidance was effective for the Company in the first quarter of fiscal 2011 and did not have any impact on the Company’s condensed consolidated results of operations or its financial position upon adoption.

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

NOTE 2 – ACQUISITIONS

Acquired Research and Development

On September 21, 2009, the Company acquired the Abbreviated New Drug Application (ANDA) for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. Successful completion of the contingency is expected by early fiscal 2012. This product is the equivalent of Duac® gel which is indicated for the topical treatment of inflammatory acne vulgaris. Duac® gel is marketed by Stiefel Laboratories’ (Stiefel), a subsidiary of GlaxoSmithKline. Excluding the milestone payment, the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the first quarter of fiscal 2010 within the Company’s Rx Pharmaceuticals segment, because the ANDA had not received final U.S. Food and Drug Administration (FDA) approval at the date of acquisition.

Asset Acquisitions

On February 17, 2011, the Company announced that it entered into an exclusive agreement with AgaMatrix, Inc. (AgaMatrix) to sell and distribute blood glucose monitors and test strips in the U.S. store brand channel. Under the terms of the agreement, the Company paid $5,000 to AgaMatrix for a distribution and license agreement, which has been accounted for as an intangible asset beginning in the third quarter of fiscal 2011 and is being amortized on an accelerated basis over its eight-year useful life.

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

Pending Business Acquisition

Paddock Laboratories, Inc. – On January 20, 2011, the Company announced that it had signed a definitive agreement to acquire substantially all of the assets of privately-held Paddock Laboratories, Inc. (Paddock) for approximately $540,000 in cash. As of the end of the third quarter of fiscal 2011, the Company incurred $2,010 of acquisition costs, of which $1,315 and $695 were expensed in operations in the second and third quarter of fiscal 2011, respectively. Headquartered in Minneapolis, Minnesota, Paddock is a manufacturer and marketer of generic Rx pharmaceutical products. The acquisition, which is expected to be completed in the Company’s fourth quarter of fiscal 2011, will expand the Company’s generic Rx product offering, pipeline and scale.

Business Acquisitions

PBM Holdings, Inc. – On April 30, 2010, the Company acquired 100% of the shares of PBM. The ultimate cash paid for the shares was $839,369, which included cash acquired as of the transaction date of $30,591, upon considering final working capital adjustments. As of the end of the fourth quarter of fiscal 2010, the Company incurred approximately $11,100 of acquisitions costs, of which approximately $3,200 and $7,900 were expensed in operations in the third and fourth quarter of fiscal 2010, respectively. Headquartered in Gordonsville, Virginia, PBM was the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for PBM were included in the Nutritionals segment of the Company’s consolidated results of operations beginning May 1, 2010.

During the measurement period, which ended April 29, 2011, the Company finalized the post-closing working capital adjustment and certain pre-acquisition tax-related contingencies, which resulted in recording net adjustments of $1,998. The balance sheet at June 26, 2010 has been retrospectively adjusted to reflect these adjustments as required by the business combinations accounting guidance. The following table summarizes the final fair values of the assets acquired and the liabilities assumed related to the PBM acquisition:

	Initial Valuation	Measurement Period Adjustments	Final Valuation
Cash	$30,591	$—	$30,591
Accounts receivable	20,891	(1,998)	18,893
Inventory	38,419	—	38,419
Property and equipment	62,084	—	62,084
Other assets	1,663	2,146	3,809
Deferred income tax assets	2,153	1,090	3,243
Goodwill	329,578	721	330,299
Intangible assets	382,500	—	382,500
Total assets acquired	867,879	1,959	869,838

Accounts payable	10,046	—	10,046
Other current liabilities	125	2,540	2,665
Deferred income tax liabilities	185	—	185
Accrued expenses	16,156	1,417	17,573
Total liabilities assumed	26,512	3,957	30,469
Net assets acquired	$841,367	$(1,998)	$839,369

The excess of the purchase price over the fair value of net assets acquired, amounting to $330,299, was recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s Nutritionals segment. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Product formulations	$107,000
Developed product technology	4,200
Trade names and trademarks	1,900
Distribution agreements	18,000
Customer relationships	250,000
Non-compete agreement	1,400
Total intangible assets acquired	$382,500

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the discounted cash flow method and the lost income method. Developed product technology and product formulations are based on 15 and 10-year useful lives, respectively, and amortized on a straight-line basis. Trade names and trademarks are considered to have an indefinite life. Distribution agreements and customer relationships are based on a 20-year useful life and amortized on an accelerated basis. The non-compete agreement is based on a five-year life and amortized on a straight-line basis.

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

Orion Laboratories Pty Ltd. – On March 8, 2010, the Company acquired 100% of the outstanding shares of privately-held Orion Laboratories Pty Ltd. (Orion). The ultimate cash paid for the shares was $48,012, upon considering final working capital adjustments. The Company incurred approximately $600 of acquisition costs, all of which were expensed in operations in the third quarter of fiscal 2010. Located near Perth, Western Australia, Orion was a leading supplier of OTC store brand pharmaceutical products in Australia and New Zealand. In addition, Orion manufactured and distributed pharmaceutical products supplied to hospitals in Australia. The acquisition of Orion expanded the Company’s global presence and product portfolio into Australia and New Zealand. The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Orion were included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning March 8, 2010.

During the measurement period, which ended March 7, 2011, the Company finalized the post-closing working capital adjustment and the book/tax basis adjustments, which resulted in recording net adjustments of $1,485. The balance sheets at March 27, 2010 and June 26, 2010 have been retrospectively adjusted to reflect these adjustments as required by the business combinations accounting guidance. The following table summarizes the final fair values of the assets acquired and the liabilities assumed related to the Orion acquisition:

	Initial Valuation	Measurement Period Adjustments	Final Valuation
Cash	$671	$—	$671
Accounts receivable	4,631	(1,485)	3,146
Inventory	4,484	—	4,484
Property and equipment	11,490	—	11,490
Other assets	110	—	110
Deferred income tax assets	322	1,602	1,924
Goodwill	16,566	(104)	16,462
Intangible assets	15,600	—	15,600
Total assets acquired	53,874	13	53,887

Accounts payable	2,247	—	2,247
Other current liabilities	954	—	954
Deferred income tax liabilities	3	1,488	1,491
Taxes payable	1,173	10	1,183
Total liabilities assumed	4,377	1,498	5,875
Net assets acquired	$49,497	$(1,485)	$48,012

The excess of the purchase price over the fair value of net assets acquired, amounting to $16,462, was recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

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

Vedants Drug & Fine Chemicals Private Ltd. – To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited (Vedants), an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin in the second half of fiscal 2012 and will include certain API products currently manufactured in Israel and that had been manufactured in Germany. The acquisition was accounted for using the acquisition method, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Vedants were included in the API segment of the Company’s condensed consolidated results of operations beginning August 6, 2009. Operations related to the noncontrolling interest are currently immaterial.

The purchase price of $11,500 was allocated as follows:

Cash	$1,441
Accounts receivable	168
Inventory	2
Property and equipment	8,436
Goodwill	4,183
Total assets acquired	14,230

Accounts payable	171
Other liabilities	1,289
Noncontrolling interest	1,270
Total liabilities and equity assumed	2,730
Net assets acquired	$11,500

The excess of the purchase price over the fair value of net assets acquired, amounting to $4,183, was recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s API segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

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

On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group. On February 26, 2010, the sale to Emilia Group was completed for approximately $47,000, of which approximately $11,000, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar, was contingent upon satisfaction of contingency factors specified in the agreement. The sale was completed in the third quarter of fiscal 2010 resulting in a preliminary pre-tax gain on the sale of $750, excluding the contingent consideration. The sales price was subject to post-closing working capital adjustments as defined by the sale agreement. During the third quarter of fiscal 2011, as part of an arbitration ruling, the Company made a $3,558 payment to Emilia Group settling the final post-closing working capital adjustment. Of this amount, $2,151 was charged to earnings and included in discontinued operations in the third quarter of fiscal 2011. Including this charge, the pre-tax loss on the sale of the Israel Consumer Products business was $1,407. Under the terms of the sale agreement, the Company provided distribution and support services for the importation of private label cosmetics from this business into the U.S. market for 12 months after the close of the transaction. These services were fully transferred to Emilia Group during the third quarter of fiscal 2011.

The Company has reflected the results of this business as discontinued operations in the condensed consolidated statements of income for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. The cash flows related to the support and distribution services that the Company provided were immaterial and limited in duration, and therefore, the Israel Consumer Products business was classified as discontinued operations.

Results of discontinued operations were as follows:

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$6,761	$18,979	$17,499	$63,340
(Loss) gain on sale	$(2,151)	$750	$(2,151)	$750
Income (loss) before income taxes	$(1,738)	$789	$91	$136
Income tax expense	(708)	(149)	(1,452)	(713)
Income (loss) from discontinued operations, net of tax	$(2,446)	$640	$(1,361)	$(577)

The assets and liabilities classified as discontinued operations as of March 26, 2011, June 26, 2010 and March 27, 2010 were as follows:

	March 26, 2011	June 26, 2010	March 27, 2010
Accounts receivable, net	$2,797	$1,700	$3,290
Inventories	—	5,482	4,892
Prepaid expenses and other current assets	—	193	258
Current assets of discontinued operations	$2,797	$7,375	$8,440

Accounts payable	$3,570	$3,482	$7,870
Accrued payroll and other accrued liabilities	—	976	1,421
Deferred income taxes	—	912	937
Current liabilities of discontinued operations	$3,570	$5,370	$10,228
As of March 26, 2011, the remaining assets and liabilities recorded in discontinued operations related to distribution and support services that ceased by the end of the third quarter of fiscal 2011, as specified in the sale agreement.

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$91,531	$61,541	$254,988	$175,432
Income (loss) from discontinued operations, net of tax	(2,446)	640	(1,361)	(577)
Net income used for both basic and diluted EPS	$89,085	$62,181	$253,627	$174,855
Denominator:
Weighted average shares outstanding for basic EPS	92,459	91,179	92,175	91,428
Dilutive effect of share-based awards	1,090	1,410	1,196	1,391
Weighted average shares outstanding for diluted EPS	93,549	92,589	93,371	92,819

There were no share-based awards outstanding that were anti-dilutive for the third quarter of fiscal 2011. Share-based awards outstanding that were anti-dilutive were 31 for the third quarter of fiscal 2010. Year-to-date share-based awards outstanding that were anti-dilutive were 138 and 32 for fiscal 2011 and 2010, respectively. These share-based awards were excluded from the diluted EPS calculation.

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

The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of March 26, 2011, June 26, 2010 and March 27, 2010:

	Fair Value Measurements as of March 26, 2011 Using:
	Total as of March 26, 2011	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$151,941	$151,941	$—	$—
Investment securities	5,435	—	—	5,435
Funds associated with Israeli post employment benefits	16,896	—	16,896	—
Foreign currency forward contracts, net	3,235	—	3,235	—
Interest rate swap agreements	2,092	—	2,092	—
Total	$179,599	$151,941	$22,223	$5,435

	Fair Value Measurements as of June 26, 2010 Using:
	Total as of June 26, 2010	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67,887	$67,887	$—	$—
Investment securities	4,950	—	—	4,950
Funds associated with Israeli post employment benefits	15,024	—	15,024	—
Total	$87,861	$67,887	$15,024	$4,950
Liabilities:
Foreign currency forward contracts, net	$4,525	$—	$4,525	$—
Total	$4,525	$—	$4,525	$—

	Fair Value Measurements as of March 27, 2010 Using:
	Total as of March 27, 2010	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$152,282	$152,282	$—	$—
Investment securities	5,523	1	—	5,522
Treasury lock agreements	2,700	—	2,700	—
Funds associated with Israeli post employment benefits	15,574	—	15,574	—
Total	$176,079	$152,283	$18,274	$5,522
Liabilities:
Foreign currency forward contracts, net	$267	$—	$267	$—
Total	$267	$—	$267	$—

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and variable rate long-term debt, approximate their fair value. As of March 26, 2011, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $628,050, respectively. As of June 26, 2010, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $644,016, respectively. As a result of the prepayment of the letter of undertaking on July 19, 2010, as discussed in Note 8, the fair values of both the letter of undertaking and the restricted cash deposit approximated their carrying values as of June 26, 2010. As of March 27, 2010, the carrying value and fair value of the Company’s fixed rate long-term debt were $600,000 and $614,338, respectively. The carrying value and fair value of the corresponding restricted cash deposit were $400,000 and $411,876, respectively, as of March 27, 2010. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during the three and nine months ended March 26, 2011. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of March 26, 2011, the Company had $16,896 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
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
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second quarter of fiscal 2011, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized gain of $1,042, net of tax, in other comprehensive income in the second quarter of fiscal 2011. At March 26, 2011, June 26, 2010 and March 27, 2010, these securities were considered as available-for-sale and were recorded at a fair value of $5,435, $4,393 and $4,961, respectively. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. All of the ARS investments have a contractual maturity of more than five years as of March 26, 2011. The gross realized gains and losses on the sale of ARS are determined using the specific identification method.
In the second quarter of fiscal 2011, the Company sold its collateralized debt obligations backed primarily by U.S. Treasury obligations for proceeds of $560. As of December 25, 2010, the Company no longer held any collateralized debt obligations.

The following table presents a rollforward of the assets measured at fair value using unobservable inputs (Level 3) at March 26, 2011:

Investment Securities (Level 3)
Assets:
Balance as of June 26, 2010	$4,950
Transfers into Level 3	—
Sale of collateralized debt obligations	(560)
Unrealized gain on ARS	1,042
Foreign currency translation	3
Balance as of March 26, 2011	$5,435

NOTE 6 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows:

	March 26, 2011	June 26, 2010	March 27, 2010
Finished goods	$226,770	$213,068	$185,631
Work in process	127,868	116,618	120,213
Raw materials	139,640	123,294	113,935
Total inventories	$494,278	$452,980	$419,779

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

In the first nine months of fiscal 2011, there were no additions to goodwill. The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Total
Balance as of June 26, 2010	$118,987	$331,744	$72,725	$88,011	$611,467
Currency translation adjustment	8,250	—	6,241	7,281	21,772
Balance as of March 26, 2011	$127,237	$331,744	$78,966	$95,292	$633,239
During fiscal 2011, goodwill related to the acquisitions of PBM and Orion increased $721 and decreased $104, respectively, for net adjustments made during the measurement period to the fair values of the assets acquired and liabilities assumed. In the table above, the retrospective adjustments for PBM and Orion are reflected in the goodwill balances of the Nutritionals and Consumer Healthcare segments, respectively, at June 26, 2010, in accordance with the accounting guidance for business combinations.

Other intangible assets and related accumulated amortization consisted of the following:

	March 26, 2011		June 26, 2010		March 27, 2010
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/formulation and product rights	$323,504	$92,540	$311,319	$69,128	$204,048	$64,744
Distribution and license agreements	51,794	18,591	41,123	16,048	23,348	15,858
Customer relationships	331,501	28,077	326,404	15,414	76,714	12,679
Trademarks	5,223	728	4,691	716	4,840	719
Non-compete agreements	6,488	2,138	5,895	1,126	4,579	790
Total	718,510	142,074	689,432	102,432	313,529	94,790
Non-amortizable intangibles:
Trade names and trademarks	6,868	—	6,575	—	4,640	—
Total intangibles	$725,378	$142,074	$696,007	$102,432	$318,169	$94,790
Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $34,365 and $16,434 for year-to-date fiscal 2011 and 2010, respectively, for intangible assets subject to amortization. The increase in amortization expense in the first nine months of fiscal 2011 was due primarily to the incremental amortization expense incurred on the intangible assets acquired as part of the PBM acquisition.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. No estimate of future amortization expense related to the pending Paddock acquisition has been included in the table below. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2011(1)	$11,800
2012	50,700
2013	51,900
2014	51,400
2015	50,400

(1)	Reflects remaining three months of fiscal 2011.

NOTE 8 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows:

	March 26, 2011	June 26, 2010	March 27, 2010
Short-term debt:
Swingline loan	$—	$9,000	$—
Line of credit – India subsidiary	1,180	—	—
Current portion of long-term debt:
Letter of undertaking – Israeli subsidiary	—	400,000	—
Term loan	15,000	—	—
Total	16,180	409,000	—
Long-term debt:
Revolving line of credit	—	95,000	—
Term loans	260,000	225,000	225,000
Senior notes	615,000	615,000	200,000
Other	442	—	—
Letter of undertaking – Israeli subsidiary	—	—	400,000
Total	875,442	935,000	825,000
Total debt	$891,622	$1,344,000	$825,000

As discussed in Note 2, on January 20, 2011, the Company announced that it had signed a definitive agreement to acquire substantially all of the assets of Paddock for approximately $540,000 in cash. The transaction is expected to close in the Company's fourth quarter of fiscal 2011. The Company intends to fund the transaction using a combination of cash on hand, utilization of its existing credit facilities and a new five-year term loan. Concurrent with the signing of the agreement, the Company entered into a Term Loan Agreement (Agreement). Under the terms of the Agreement, the term loan commitment is currently $250,000 and will be funded in full in conjunction with the closing of the Paddock acquisition, which is expected to occur in the fourth quarter of fiscal 2011. The final maturity date of the term loan is the fifth annual anniversary date of the funding in full of the term loan; however, the term loan will be subject to mandatory partial repayments of $25,000 on each of the first four annual anniversary dates of the funding. The term loan will bear interest, at the election of the Company, at either the Annual Base Rate or the Adjusted LIBO rate plus an Applicable Margin, as specified in the Agreement. As of March 26, 2011, there was no outstanding debt related to this commitment.

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

The final maturity date of the term and revolving loans under the 2010 Credit Agreement is October 8, 2015; however, the term loan is subject to mandatory partial repayments of $15,000 on each of the first four annual anniversary dates of the agreement. The Company used the proceeds from the term loan and revolving loan for general corporate purposes and to repay certain other outstanding debt, including the $100,000 term loan made pursuant to the Company’s prior credit agreement.

In connection with the execution of the 2010 Credit Agreement, the Company terminated its prior credit agreement, dated as of March 16, 2005, and amended its existing term loan agreement, dated as of April 22, 2008, to conform certain covenants in that term loan agreement to the covenants contained in the 2010 Credit Agreement and to make certain other conforming changes.

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

Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America and Wells Fargo have committed $100,000 and $50,000, respectively, effectively allowing the Company to borrow up to a total amount of $150,000, subject to a Maximum Net Investment calculation as defined in the agreement. At March 26, 2011, the full $150,000 was available under this calculation. The interest rate on any borrowings is based on the thirty-day LIBOR plus 0.55%. In addition, a facility fee of 0.55% is applied to the $150,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. There were no borrowings outstanding under the Securitization Program at March 26, 2011, June 26, 2010 and March 27, 2010.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (ASC 815), which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income (OCI), net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. All of the Company’s designated hedging instruments are classified as cash flow hedges.

The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s policy to manage its credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of “A” or better and by distributing the contracts among several financial institutions to diversify credit concentration risk.

Interest Rate Hedging

The Company executes treasury-lock agreements (T-Locks) and interest rate swap agreements to manage its exposure to changes in interest rates related to its long-term borrowings. For derivative instruments designated as cash flow hedges, changes in the fair value, net of tax, are reported as a component of OCI.

Subsequent to the end of the third quarter of fiscal 2011, the Company entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on the new Agreement, as discussed in Note 8. The interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The interest rate swap agreements fix the interest rate at 2.5775% on an initial notional amount of principal of $150,000 on the Agreement. The interest rate swap agreements have a start date of August 3, 2011 and will expire on May 3, 2016.

In conjunction with the Company’s 2010 Credit Agreement, in the second quarter of fiscal 2011, the Company entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on the term loan under the 2010 Credit Agreement. The interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The interest rate swap agreements fix the interest rate at 1.545% on an initial notional amount of principal of $90,000 on the 2010 term loan. The interest rate swap agreements will expire on October 8, 2015.

In the third quarter of fiscal 2010, with the expected issuance of long-term debt to partially fund the PBM acquisition, the Company entered into T-Locks with a notional value of $230,000 to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of Senior Notes. The T-Locks, which the Company designated as cash flow hedges, were settled in the fourth quarter of fiscal 2010 upon the issuance of an aggregate of $415,000 principal amount of Senior Notes in April 2010 for a cumulative gain of $2,253, which was recorded in OCI and is being amortized to earnings as a reduction to interest expense over the life of those Senior Notes.

In conjunction with the Company’s prior credit agreement, during the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the term and revolving commitments thereunder. These interest rate swap agreements were contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements were used to measure interest to be paid or received and did not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements was recognized as an adjustment to interest expense.

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

Foreign Currency Contracts

The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency put, call and forward contracts. For foreign currency contracts designated as cash flow hedges, changes in the fair value of the foreign currency contracts, net of tax, are reported as a component of OCI. For foreign currency contracts not designated as hedges, changes in fair value are recorded in current period earnings.

The Company’s foreign currency hedging program also consists of cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of twelve months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of twelve months. The Company did not have any foreign currency put or call contracts as of March 26, 2011.

In accordance with ASC 815, the Company has designated its interest rate swaps and certain forward contracts as cash flow hedges and has formally documented the relationships between the forward contracts and the hedged items, as well as its risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative to the specific liability or asset on the balance sheet. The Company has also assessed, both at the inception of the hedge and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated OCI and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $257,300. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The effects of derivative instruments on the Company’s condensed consolidated balance sheets as of March 26, 2011, June 26, 2010 and March 27, 2010 and on the Company’s income and OCI for the three and nine months ended March 26, 2011 and March 27, 2010 were as follows (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet
(Designated as (non)hedging instruments under ASC 815)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		March 26, 2011	June 26, 2010	March 27, 2010
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$4,235	$51	$528
T-Locks	Other current assets	—	—	2,700
Interest rate swap agreements	Other non-current assets	2,092	—	—
Total hedging derivatives		$6,327	$51	$3,228
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$457	$351	$1,524
Total non-hedging derivatives		$457	$351	$1,524

	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 26, 2011	June 26, 2010	March 27, 2010
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$1,403	$4,827	$174
Total hedging derivatives		$1,403	$4,827	$174
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$54	$100	$2,145
Total non-hedging derivatives		$54	$100	$2,145

Effects of Derivative Instruments on Income and OCI for the three months ended March 26, 2011

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
T-Locks	$—	Interest, net	$56	Interest, net	$—
Interest rate swap agreements	—	Interest, net	292	Interest, net	—
Foreign currency forward contracts	1,911	Net sales	(389)	Net sales	(63)
		Cost of sales	743	Cost of sales	(1)
		Interest, net	7
		Other income, net	529
Total	$1,911		$1,238		$(64)

Effects of Derivative Instruments on Income and OCI for the three months ended March 27, 2010

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap agreements	$689	Interest, net	$(871)	Interest, net	$—
Foreign currency forward contracts	(1,538)	Net sales	(279)	Cost of sales	—
		Cost of sales	944
		Interest, net	8
		Other expense, net	(429)
Total	$(849)		$(627)		$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Third Quarter
		2011	2010
Foreign currency forward contracts	Interest, net	$4	$(18)
Foreign currency forward contracts(1)	Other income (expense), net	(257)	901
Total		$(253)	$883

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

Effects of Derivative Instruments on Income and OCI for the nine months ended March 26, 2011

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
T-Locks	$—	Interest, net	$168	Interest, net	$—
Interest rate swap agreements	2,150	Interest, net	543	Interest, net	—
Foreign currency forward contracts	7,403	Net sales	(728)	Net sales	(87)
		Cost of sales	(779)	Cost of sales	(4)
		Interest, net	33
		Other income, net	2,243
Total	$9,553		$1,480		$(91)

Effects of Derivative Instruments on Income and OCI for the nine months ended March 27, 2010

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap agreements	$1,767	Interest, net	$(3,569)	Other expense	$(1,100)
Foreign currency forward contracts	(1,607)	Net sales	(840)	Cost of sales	(37)
		Cost of sales	2,126
		Interest, net	42
		Other expense, net	(434)
Total	$160		$(2,675)		$(1,137)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Nine Months Ended
		2011	2010
Foreign currency forward contracts	Interest, net	$(5)	$(49)
Foreign currency forward contracts(1)	Other income (expense), net	(735)	2,133
Total		$(740)	$2,084

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company issued 382 and 272 shares related to the exercise and vesting of share-based compensation awards during the third quarter of fiscal 2011 and 2010, respectively. Year-to-date, the Company issued 1,149 and 1,349 shares related to share-based compensation programs in fiscal 2011 and 2010, respectively.

Prior to fiscal 2011, the Company had a common stock repurchase program. Purchases were made on the open market, subject to market conditions, and were funded by available cash or borrowings. On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value up to $150,000. The Company completed purchases under this plan on December 16, 2009. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. During the third quarter of fiscal 2011, the Company repurchased 1 share of its common stock for $71 in private party transactions. During the third quarter of fiscal 2010, the Company repurchased 2 shares of its common stock for $50 in private party transactions. Year-to-date in fiscal 2011, the Company repurchased 142 shares of its common stock for $8,285, all of which were repurchased in private party transactions. Year-to-date in fiscal 2010, the Company repurchased 2,060 shares of its common stock for $70,972, of which 83 shares were repurchased in private party transactions.

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consisted of the following:

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Net income	$89,085	$62,181	$253,627	$174,855
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	129	1,160	5,058	2,849
Foreign currency translation adjustments	15,750	1,771	60,000	17,129
Change in fair value of investment securities, net of tax	—	—	1,042	—
Postretirement liability adjustments, net of tax	(17)	(107)	(220)	(325)
Comprehensive income	$104,947	$65,005	$319,507	$194,508

NOTE 12 – INCOME TAXES

The effective tax rate on income from continuing operations was 18.8% and 27.2% for the third quarter of fiscal 2011 and 2010, respectively. The effective tax rate on income from continuing operations was 24.4% and 27.8% for the first nine months of fiscal 2011 and 2010, respectively. Foreign source income from continuing operations before tax for the third quarter of fiscal 2011 was 35% of pre-tax earnings, up from 28% in the same period of fiscal 2010. Foreign source income from continuing operations before tax for the first nine months of fiscal 2011 was 31% of pre-tax earnings, down from 33% in the same period for fiscal 2010. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate. In the third quarter of fiscal 2011, Israel enacted new tax legislation. This legislation reduced the effective tax rate for qualifying entities to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter. Two of the Company's subsidiaries will be eligible for this benefit and management currently anticipates electing the new legislation for years beginning after fiscal 2011. The impact of this legislative change in the statutory rate is $8,500 and reduces the Company's fiscal 2011 tax rate by 2.5%. In addition, the effective tax rate for fiscal 2011 includes the impact of the newly enacted Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the Act) enacted in the second quarter. Among other provisions, the Act provided for the restoration of the research and development tax credit, applied retroactively to January 1, 2010. Accordingly, tax expense was reduced by approximately $1,820.
In July 2009, Israel lowered its statutory corporate tax rate for the following calendar years: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter. The recorded effective tax rate for the first quarter of fiscal 2010 was reduced by $4,600 or 5.7% due to the statutory tax rate changes in Israel.
The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.
The total amount of unrecognized tax benefits was $116,039 and $72,348 as of March 26, 2011 and June 26, 2010, respectively. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $21,179 and $14,430 as of March 26, 2011 and June 26, 2010, respectively.

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

NOTE 14 – SEGMENT INFORMATION

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API, along with an Other category. As discussed in Note 1, following the purchase of PBM, in the first quarter of fiscal 2011, the Company realigned and expanded its reportable segments to include its Nutritionals segment, representing infant formulas and other nutritional products. As discussed in Note 3, beginning in the third quarter of fiscal 2009, the operating results of the Company’s former Israel Consumer Products operating segment are reported as discontinued operations in the Company’s condensed consolidated statements of income and are not included in the table below for all periods presented. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. In the first quarter of fiscal 2010, the Company recorded a $14,000 in-process research and development charge in its Rx Pharmaceuticals segment as a result of acquiring an ANDA from KV Pharmaceutical. In the third quarter of fiscal 2010, the Company recorded restructuring charges of $699 in its Nutritionals segment and $6,775 in its API segment, related to facility closure costs in Florida and the sale of the German API facility, respectively.

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
Third Quarter 2011
Net sales	$425,025	$124,077	$84,383	$41,206	$16,872	—	$691,563
Operating income (loss)	$72,204	$17,932	$31,141	$11,318	$301	$(9,983)	$122,913
Amortization of intangibles	$2,128	$5,790	$2,827	$519	$439	—	$11,703
Total assets	$1,223,242	$981,375	$437,745	$266,064	$126,268	—	$3,034,694
Third Quarter 2010
Net sales	$377,064	$58,722	$50,802	$32,802	$18,242	—	$537,632
Operating income (loss)	$75,459	$3,352	$16,568	$(547)	$2,115	$(7,795)	$89,152
Amortization of intangibles	$1,357	$450	$2,645	$500	$423	—	$5,375
Total assets	$1,541,250	$164,255	$413,113	$242,228	$119,874	—	$2,480,720

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
Year-to-Date 2011
Net sales	$1,251,125	$380,219	$251,250	$118,900	$48,906		$2,050,400
Operating income (loss)	$218,917	$56,174	$82,091	$31,673	$1,098	$(23,034)	$366,919
Amortization of intangibles	$6,124	$17,383	$8,035	$1,527	$1,296	—	$34,365
Year-to-Date 2010
Net sales	$1,174,886	$175,524	$154,694	$100,994	$42,292		$1,648,390
Operating income (loss)	$234,332	$3,359	$34,845	$8,381	$1,599	$(23,202)	$259,314
Amortization of intangibles	$4,236	$1,349	$8,337	$1,472	$1,040	—	$16,434

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

Fiscal 2010 Restructuring Lease Termination
Balance at March 27, 2010	$544
Payments	(159)
Balance at June 26, 2010	385
Payments	(359)
Balance as of March 26, 2011	$26

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

Due to the change in its original restructuring plan, in the third quarter of fiscal 2010, the Company reversed $6,013 of certain charges it had recognized in the fourth quarter of fiscal 2009 when the restructuring plan was initially put in place. The Company reversed the $2,160 charge related to the removal of fixed assets from the facility, as well as a $3,852 charge related to employee termination benefits, because these items became the responsibility of the buyer. These reversals resulted in a remaining charge of $2,900 related to employee termination benefits, all of which had been paid as of June 26, 2010. In addition, given that, as of the end of the third quarter of fiscal 2010, the German API facility and its related operations had not yet been sold but met the held for sale criteria, in accordance with ASC Topic 360, the Company recorded the assets at fair value less the cost to sell. As a result, the Company incurred a $12,788 charge in its API segment in the third quarter of fiscal 2010. In the fourth quarter of fiscal 2010, the Company incurred an additional $2,049 restructuring charge.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER FISCAL YEARS 2011 AND 2010
(in thousands, except per share amounts)

OVERVIEW
Perrigo Company (the “Company”) traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 40 billion oral solid doses and several hundred million liquid doses, as well as dozens of other product forms, each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories primarily in the U.S., U.K., Mexico, Israel and Australia, as well as in certain other markets throughout the world, including Canada, China and Latin America.
Segments – The Consumer Healthcare segment is the world’s largest store brand manufacturer of over-the-counter (OTC) pharmaceutical products. This business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below a comparable national brand product. The Company estimates that its business model saves consumers approximately $1,100,000 annually in their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes - the U.S., U.K. and Mexico. Currently, store brand private label OTC products represent approximately 31% of the total retail dollar value of the categories in which the Company competes. This market share has grown in recent years as new products, retailer efforts and economic events have directed consumers to the value of store brand product offerings.
In the first quarter of fiscal 2011, the Company realigned and expanded its reportable segments to include its Nutritionals segment, representing infant formulas and other nutritional products. This realignment followed the Company’s acquisition, in the fourth quarter of fiscal 2010, of PBM Holdings, Inc. (PBM), the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. This segment structure is consistent with the way management makes operating decisions and manages the growth and profitability of the Company’s business. As a result of the change in segment reporting, all historical information has been adjusted to conform to the new presentation.
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
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription (Rx) drugs in the U.S. The Company defines this portfolio as predominantly “extended topical” in nature as it encompasses a broad array of topicals including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions and solutions. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that have more difficult to develop formulations and therefore are exposed to less competition. In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 200 ORx® products that are reimbursable through many health plans, Medicaid and Medicare programs. When prescribed by a doctor or other health care professional, ORx® products offer consumers safe and effective remedies that provide an affordable alternative to higher out-of-pocket costs of traditional OTC products. The Company’s ORx® strategy is to set up and register OTC products for reimbursement through public and private health plans, as well as leverage its portfolio and pipeline of OTC products for generic substitution when appropriate.
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
Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior to June 27, 2010, the Company’s consolidated results of operations and financial position included the financial results of its U.K., Mexico, Germany and Israel subsidiaries on a twelve-month period ending in May, resulting in a one-month reporting lag when compared to the remainder of the Company. Starting June 27, 2010, the reporting year-end of these foreign operations was changed from May to June. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in technology, ERP systems and personnel to enhance its financial statement close process. The Company believes this change is preferable because financial information of all operating units is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available. The Company’s financial statements for periods prior to fiscal 2011 have been adjusted to reflect the period-specific effects of applying this change in accounting principle. This change resulted in a cumulative effect of an accounting change of $118, net of income tax effect, to retained earnings as of June 28, 2009. The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first nine months of fiscal 2011 are not necessarily indicative of the results that may be expected for a full fiscal year.
Current Year Results – Net sales from continuing operations for the third quarter of fiscal 2011 were $691,563, an increase of 29% over fiscal 2010. The increase was driven primarily by approximately $87,900 of net sales attributable to the acquisitions of PBM and Orion Laboratories Pty Ltd. (Orion) and new product sales of $44,400. Gross profit was $239,082, an increase of 28% over fiscal 2010. The gross profit percentage in the third quarter of fiscal 2011 was 34.6%, as compared to 34.9% last year. Operating expenses in the third quarter of fiscal 2011 were $116,169, an increase of 18% over fiscal 2010. As a percentage of net sales, operating expenses were 16.8%, down from 18.3% in the third quarter of fiscal 2010. Income from continuing operations was $91,531, an increase of 49% over fiscal 2010. Net income was $89,085, an increase of 43% over fiscal 2010.
Year-to-date net sales from continuing operations for fiscal 2011 were $2,050,400, an increase of 24% over fiscal 2010. The increase was driven primarily by approximately $263,000 of net sales attributable to the acquisitions of PBM and Orion and new product sales of approximately $156,000. Gross profit was $702,536, up 28% over fiscal 2010. The gross profit percentage in the first nine months of fiscal 2011 was 34.3%, as compared to 33.3% last year. Operating expenses were $335,617, an increase of 16% over fiscal 2010. As a percentage of net sales, operating expenses were 16.4%, down from 17.5% in fiscal 2010. Income from continuing operations was $254,988, an increase of 45% from fiscal 2010. Net income was $253,627, an increase of 45% over fiscal 2010.
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
Strategic Evaluations and Transformations
The Company’s management evaluates business performance using a Return on Invested Capital (ROIC) metric. This includes evaluating the performance of business segments, manufacturing locations, product categories and capital projects. Business segments' performance is expected to meet or exceed the Company’s weighted average cost of capital (WACC) each year. All potential acquisition targets are evaluated on whether they have the capacity to deliver an ROIC in excess of 2 to 2.5 percentage points over the Company’s WACC within three years. Capital expenditures and large projects are required to demonstrate that they will contribute positively to ROIC in excess of the Company’s WACC.
Events Impacting Future Results
On June 29, 2010, the Company announced that it had acquired the exclusive sales and distribution rights to certain OTC store brand products that are generic equivalents of Allegra® and Allegra D-12® from Teva Pharmaceutical Industries Ltd. (Teva). Teva had previously settled its patent litigation with the brand (Sanofi-Aventis) and obtained a license to market these products. On January 25, 2011, Sanofi-Aventis announced that the FDA had approved the switch of its Allegra® line of products from an Rx to OTC marketing authorization. The Company’s partner, Teva, was responsible for seeking the necessary OTC approvals from the FDA to enable the launch of fexofenadine 60mg and 180mg tablets, and the fexofenadine/pseudoephedrine 12-hour product. In April 2011, Teva obtained approval and launched fexofenadine 60mg and 180mg tablets.
On January 20, 2011, the Company announced that it had signed a definitive agreement to acquire substantially all of the assets of privately-held Paddock Laboratories, Inc. (Paddock) for approximately $540,000 in cash. As of the end of the third quarter of fiscal 2011, the Company incurred $2,010 of acquisition costs, of which $1,315 and $695 were expensed in operations in the second and third quarter of fiscal 2011, respectively. Headquartered in Minneapolis, Minnesota, Paddock is a manufacturer and marketer of generic Rx pharmaceutical products. The acquisition, which is expected to be completed in the Company’s fourth quarter of fiscal 2011, will expand the Company’s generic Rx product offering, pipeline and scale and is expected to add over $200,000 in sales in fiscal 2012.
Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. With respect to the U.S. temozolomide market, on February 2, 2010, the Company announced that it will exclusively supply Teva with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S., and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an Abbreviated New Drug Application (ANDA) that contained a Paragraph IV certification for Temodar® and is eligible to receive 180-day Hatch-Waxman statutory exclusivity to market this product in the U.S. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. On March 1, 2010, the FDA granted final approval to the Teva ANDA, but Teva did not launch the product at that time. Merck appealed the ruling and on November 9, 2010, the appeals court reversed the trial decision, preventing the launch of the Teva product. Teva filed a petition for the entire appeals court to rehear the case, and on February 29, 2011 the court denied the motion. By agreement reached between Teva and Merck, Teva will not be able to launch the product until August 2013, except in limited circumstances. The Company expects its share in the profits of the product could have a material positive impact on its operating results; however, the magnitude and timing of the profits the Company could realize are uncertain and are subject to factors beyond the Company’s control, including, but not limited to, the timing of the product launch date by Teva in the U.S.
Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of their products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which has continued through the third quarter of fiscal 2011, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s sales. To the extent that products from this key competitor remain absent from the market for the remainder of fiscal 2011, this could continue to benefit the Company’s Consumer Healthcare sales and results of operations. At this time, the Company cannot predict when products from this competitor will make a full return to the market.

On April 30, 2010, the Company received a warning letter dated April 29, 2010 from the FDA related to the FDA's November 2009 inspection of the Company's Allegan manufacturing facilities. The Company provided the FDA with a written response to the warning letter, which was accepted by the FDA. In addition, the Company developed a comprehensive plan to review and augment the quality systems and manufacturing operations at the Allegan facilities and implemented the measures outlined in that plan. On March 1, 2011, the Company announced that, as part of the anticipated follow up to the warning letter received on April 30, 2010, the FDA had arrived at its Allegan facilities for re-inspection. On April 12, 2011, the Company announced that the FDA had concluded its re-inspection of the Allegan facilities and had informed the Company that, effective immediately, the Company had an acceptable regulatory status, such that any pending export license and ANDA applications from these facilities will once again be eligible for review and approval.

RESULTS OF OPERATIONS
Consumer Healthcare

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$425,025	$377,064	$1,251,125	$1,174,886
Gross profit	$135,200	$126,854	$398,006	$391,927
Gross profit %	31.8%	33.6%	31.8%	33.4%
Operating expenses	$62,996	$51,395	$179,089	$157,595
Operating expenses %	14.8%	13.6%	14.3%	13.4%
Operating income	$72,204	$75,459	$218,917	$234,332
Operating income %	17.0%	20.0%	17.5%	19.9%
Net Sales
Third quarter net sales for fiscal 2011 increased 13% or $47,961 compared to fiscal 2010. The increase was due primarily to an increase in sales of existing products of $30,500, primarily in the analgesics and cough/cold categories, along with new product sales of $9,200, primarily in the analgesics and feminine hygiene categories. In addition, third quarter fiscal 2011 net sales attributable to the acquisition of Orion were approximately $6,900. These combined increases were partially offset by a decline of $5,300 in sales of existing products, primarily in the feminine hygiene and contract manufacturing categories. Net sales increased by $5,000 due to an increase in sales of existing products in Mexico and the U.K., as well as by $1,600 due to favorable changes in foreign currency exchange rates.
Year-to-date net sales for fiscal 2011 increased 6% or $76,239 compared to fiscal 2010. The increase was due primarily to an increase in sales of existing products of approximately $51,100, primarily in the analgesics and cough/cold categories, along with new product sales of approximately $36,300, primarily in the analgesics, gastrointestinal, feminine hygiene, smoking cessation and cough/cold categories. In addition, year-to-date fiscal 2011 net sales attributable to the acquisition of Orion were approximately $20,800. These combined increases were partially offset by a decline of $31,800 in sales of existing products, primarily in the contract manufacturing and gastrointestinal categories. The decline in the contract manufacturing category was driven primarily by the timing of the H1N1 peak season relative to last year, along with throughput pressures in manufacturing. International sales of existing products were relatively flat year-over-year.

Gross Profit
Third quarter gross profit for fiscal 2011 increased 7% or $8,346 compared to fiscal 2010. The increase was due primarily to gross profit attributable to the increase in sales of existing products, gross profit contribution on new product sales and the incremental gross profit attributable to the Orion acquisition. The gross profit percentage decreased 180 basis points in the third quarter of fiscal 2011 compared to fiscal 2010 due primarily to increased manufacturing and inventory costs related to ongoing continuous improvement initiatives at the Michigan facilities.
Year-to-date gross profit for fiscal 2011 increased 2% or $6,079 compared to fiscal 2010. The increase was due primarily to gross profit attributable to the increase in sales of existing products, gross profit contribution on new product sales and the incremental gross profit attributable to the Orion acquisition. The year-to-date gross profit percentage decreased 160 basis points in fiscal 2011 compared to fiscal 2010 due primarily to increased manufacturing and inventory costs related to ongoing continuous improvement initiatives at the Michigan facilities.
Operating Expenses
Third quarter operating expenses for fiscal 2011 increased 23% or $11,601 compared to fiscal 2010. The increase, which included $2,800 of incremental operating expenses from the acquisition of Orion, was related primarily to increases in research and development expenses of $5,600, administrative expenses of $3,600 and selling expenses of $2,300. The increase in research and development costs was due primarily to the timing of bioequivalence clinical trials and the incremental research and development costs of Orion. The increase in administrative expenses was driven primarily by an increase in employee-related costs, along with the incremental administrative expenses of Orion. Selling expenses increased due primarily to higher spending on sales and marketing promotions, along with the incremental selling expenses of Orion.
Year-to-date operating expenses for fiscal 2011 increased 14% or $21,494 compared to fiscal 2010. The increase, which included $7,500 of incremental operating expenses from the acquisition of Orion, was related primarily to increases in administrative expenses of $8,200, selling expenses of $7,200 and research and development expenses of $4,600. The increase in administrative expenses was driven primarily by the incremental administrative expenses of Orion and an increase in bad debt expenses. Selling expenses increased due primarily to higher spending on sales and marketing promotions, along with the incremental selling expenses of Orion. Research and development expenses increased primarily as a result of the timing of clinical trials and incremental expenses of Orion.
Nutritionals

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$124,077	$58,722	$380,219	$175,524
Gross profit	$37,978	$11,280	$121,890	$23,955
Gross profit %	30.6%	19.2%	32.1%	13.6%
Operating expenses	$20,046	$7,928	$65,716	$20,596
Operating expenses %	16.2%	13.5%	17.3%	11.7%
Operating income	$17,932	$3,352	$56,174	$3,359
Operating income %	14.5%	5.7%	14.8%	1.9%
Net Sales
Third quarter net sales for fiscal 2011 increased 111% or $65,355 compared to fiscal 2010. The increase was due primarily to additional sales of approximately $81,000 attributable to the fiscal 2010 acquisition of PBM. In addition, new product sales in the VMS category were approximately $2,000. These combined increases were partially offset by a decline of $14,000 in sales from existing products in the VMS category due primarily to the continued efforts around SKU rationalization. During the first quarter of fiscal 2011, one of the Company’s key competitors within the infant formula product category experienced a serious quality issue that resulted in the removal of certain of this competitor’s products from the market. As a result of this issue, the Company experienced a moderate increase in third quarter fiscal 2011 net sales within the Nutritionals segment of approximately $8,000, but does not currently expect the increase to extend beyond the third quarter.

Year-to-date net sales for fiscal 2011 increased 117% or $204,695 compared to fiscal 2010. The increase was due primarily to additional sales of approximately $242,200 attributable to the fiscal 2010 acquisition of PBM. In addition, new product sales in the VMS category were approximately $4,900. These combined increases were partially offset by a decline of $39,100 in sales from existing products in the VMS category due primarily to the continued efforts around SKU rationalization.
Gross Profit
Third quarter gross profit for fiscal 2011 increased $26,698 over fiscal 2010 gross profit of $11,280. The substantial increase resulted primarily from the incremental gross profit attributable to the fiscal 2010 acquisition of PBM. This increase was partially offset by a decrease in gross profit from the VMS category of approximately $3,000 as a result of lower sales of existing products. The large increase in the third quarter fiscal 2011 gross profit percentage compared to the third quarter of fiscal 2010 was due primarily to the acquisition of PBM.
Year-to-date gross profit for fiscal 2011 increased $97,935 over fiscal 2010 gross profit of $23,955. The substantial increase resulted primarily from the incremental gross profit attributable to the fiscal 2010 acquisition of PBM. In addition, gross profit from the VMS category improved by approximately $3,000 as a result of improvements in operational efficiencies and lower material costs. The large increase in the year-to-date fiscal 2011 gross profit percentage compared to fiscal 2010 was due primarily to the acquisition of PBM, along with the operational improvements within the VMS category.
Operating Expenses
Third quarter operating expenses for fiscal 2011 increased 153% or $12,118 compared to fiscal 2010. Year-to-date operating expenses for fiscal 2011 increased 219% or $45,120 compared to fiscal 2010. The substantial increase in both the third quarter and year-to-date for fiscal 2011 resulted from operating expenses attributable to PBM.

Rx Pharmaceuticals

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$84,383	$50,802	$251,250	$154,694
Gross profit	$41,032	$27,175	$113,060	$77,627
Gross profit %	48.6%	53.5%	45.0%	50.2%
Operating expenses	$9,891	$10,607	$30,969	$42,782
Operating expenses %	11.7%	20.9%	12.3%	27.7%
Operating income	$31,141	$16,568	$82,091	$34,845
Operating income %	36.9%	32.6%	32.7%	22.5%
Net Sales
Third quarter net sales for fiscal 2011 increased 66% or $33,581 compared to fiscal 2010. This increase was due primarily to new product sales of $23,100, a lower degree of competitive pricing pressures as compared to the prior year, and an increase in sales volumes on the Company’s existing portfolio of products of approximately $6,300. New product sales in the third quarter of fiscal 2011 included sales of the generic version of Aldara® cream through the Company’s partnership agreement with Graceway Pharmaceuticals, LLC, sales of the generic version of Xyzal® tablets through the Company’s partnership agreement with Synthon and sales of the generic version of Differin®. The increases in net sales were offset slightly by a $3,000 reduction in non-product revenue.

Year-to-date net sales for fiscal 2011 increased 62% or $96,556 compared to fiscal 2010. This increase was due primarily to new product sales of $71,500, along with an increase in sales volumes on the Company’s existing portfolio of products of approximately $15,500. This increase was also due to a lower degree of competitive pricing pressures as compared to the prior year.
Gross Profit
Third quarter gross profit for fiscal 2011 increased 51% or $13,857 compared to fiscal 2010. This increase was due primarily to gross profit of $15,000 attributable to new product sales, along with a lower degree of competitive pricing pressures as compared to the prior year. These increases were slightly offset by margin reduction related to the $3,000 decrease in non-product revenue. The gross profit percentage decreased 490 basis points in the third quarter of fiscal 2011 compared to fiscal 2010 as a result of the lower gross profit percentage associated with sales of partnership products along with the decrease in non-product revenue.
Year-to-date gross profit for fiscal 2011 increased 46% or $35,433 compared to fiscal 2010. This increase was due primarily to gross profit of $28,300 attributable to new product sales, a lower degree of pricing pressures as compared to the prior year, and gross profit from higher sales volumes of existing products. The year-to-date gross profit percentage decreased 520 basis points in fiscal 2011 compared to fiscal 2010 as a result of the lower gross profit percentage associated with sales of the authorized generic of Aldara® discussed above.
Operating Expenses
Third quarter operating expenses for fiscal 2011 decreased 7% or $716 compared to fiscal 2010. The decrease was due primarily to lower costs of litigation-related expenses that are part of research and development costs and the timing of clinical studies.
Year-to-date operating expenses for fiscal 2011 decreased 28% or $11,813 compared to fiscal 2010 due primarily to a decrease in research and development costs of approximately $12,900, slightly offset by an increase in selling and administration costs of approximately $800. The decrease in research and development costs was due primarily to the absence of the $14,000 write-off of in-process research and development as a result of acquiring an ANDA from KV Pharmaceutical in the first quarter of fiscal 2010, slightly offset by higher costs associated with the timing of clinical studies. The slight increase in selling and administration costs was driven by higher employee-related expenses.

API

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$41,206	$32,802	$118,900	$100,994
Gross profit	$19,136	$14,630	$53,470	$39,610
Gross profit %	46.4%	44.6%	45.0%	39.2%
Operating expenses	$7,818	$15,177	$21,797	$31,229
Operating expenses %	19.0%	46.3%	18.3%	30.9%
Operating income (loss)	$11,318	$(547)	$31,673	$8,381
Operating income (loss) %	27.5%	(1.7)%	26.6%	8.3%

Net Sales
Third quarter net sales for fiscal 2011 increased 26% or $8,404 compared to fiscal 2010. This increase was due primarily to an increase in sales of existing products of approximately $7,700, along with new product sales of approximately $4,800. These increases were partially offset by a decline of approximately $4,000 in revenues related to the sale of dossier agreements. New product sales in the third quarter of fiscal 2011 were driven primarily by sales of temozolomide to the European market. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the variable ordering patterns of customers on a quarter-over-quarter basis.
Year-to-date net sales for fiscal 2011 increased 18% or $17,906 compared to fiscal 2010. This increase was due primarily to new product sales of $31,300, partially offset by decreased sales volumes of existing products of $9,300. This increase was also partially offset by a decrease of approximately $4,100 due to unfavorable changes in foreign currency exchange rates.
Gross Profit
Third quarter gross profit for fiscal 2011 increased 31% or $4,506 compared to fiscal 2010 due primarily to the gross profit attributable to new product sales and the increase in sales of existing products, partially offset by the decrease in revenues related to the sale of dossier agreements.
Year-to-date gross profit for fiscal 2011 increased 35% or $13,860 compared to fiscal 2010. This increase was due primarily to the gross profit attributable to new product sales, partially offset by a decrease in sales volumes of existing products, along with a decrease of approximately $3,600 resulting from unfavorable changes in foreign currency exchange rates. Year-to-date, the gross profit percentage increased 580 basis points in fiscal 2011 compared to fiscal 2010 due primarily to the favorable contribution of new product sales.
Operating Expenses
Third quarter operating expenses for fiscal 2011 decreased 48% or $7,359 compared to fiscal 2010. Year-to-date operating expenses for fiscal 2011 decreased 30% or $9,432 compared to fiscal 2010. The third quarter and year-to-date decreases in fiscal 2011 were due primarily to the absence of the $6,775 charge related to the sale of the Company's facility in Germany in the third quarter of fiscal 2010.

Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$16,872	$18,242	$48,906	$42,292
Gross profit	$5,736	$7,456	$16,110	$15,113
Gross profit %	34.0%	40.9%	32.9%	35.7%
Operating expenses	$5,435	$5,341	$15,012	$13,514
Operating expenses %	32.2%	29.3%	30.7%	32.0%
Operating income	$301	$2,115	$1,098	$1,599
Operating income %	1.8%	11.6%	2.2%	3.8%

Net Sales
Third quarter net sales for fiscal 2011 decreased 8% or $1,370 compared to fiscal 2010. This decrease was due primarily to a decrease in sales of existing products of approximately $2,000, slightly offset by new product sales of $600.
Year-to-date net sales for fiscal 2011 increased 16% or $6,614 compared to fiscal 2010. This increase was driven primarily by new product sales of approximately $7,300, partially offset by a decrease of $1,300 due to unfavorable changes in foreign currency exchange rates.
Gross Profit
Third quarter gross profit for fiscal 2011 decreased 23% or $1,720 compared to fiscal 2010, due primarily to a decrease in sales of existing products. Year-to-date gross profit for fiscal 2011 increased 7% or $997 compared to fiscal 2010, due primarily to the absence of a $1,000 charge to cost of sales related to the step-up in value of inventory acquired in the diagnostic asset acquisitions.
Operating Expenses
Third quarter operating expenses for fiscal 2011 increased 2% or $94 compared to fiscal 2010. Year-to-date operating expenses for fiscal 2011 increased 11% or $1,498 compared to fiscal 2010. The third quarter and year-to-date increases in fiscal 2011 were due primarily to higher employee-related expenses.
Unallocated Expenses

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Operating expenses	$9,983	$7,795	$23,034	$23,202
Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the third quarter of fiscal 2011 increased 28% or $2,188 compared to fiscal 2010, due primarily to higher variable incentive-related wages and benefits. Year-to-date unallocated expenses were relatively flat year-over-year..
Interest and Other (Consolidated)
Interest expense for the third quarter was $11,243 for fiscal 2011 and $11,206 for fiscal 2010. Year-to-date interest expense was $33,822 for fiscal 2011 and $33,741 for fiscal 2010. Interest income for the third quarter was $328 for fiscal 2011 and $5,279 for fiscal 2010. Year-to-date interest income was $2,104 for fiscal 2011 and $15,872 for fiscal 2010. The decrease in interest income was due to the use of the restricted cash balance of $400,000 to prepay the letter of undertaking during the first quarter of fiscal 2011 as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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

Income Taxes (Consolidated)

The effective tax rate on income from continuing operations was 18.8% and 27.2% for the third quarter of fiscal 2011 and 2010, respectively. The effective tax rate on income from continuing operations was 24.4% and 27.8% for the first nine months of fiscal 2011 and 2010, respectively. Foreign source income from continuing operations before tax for the third quarter of fiscal 2011 was 35% of pre-tax earnings, up from 28% in the same period of fiscal 2010. Foreign source income from continuing operations before tax for the first nine months of fiscal 2011 was 31% of pre-tax earnings, down from 33% in the same period for fiscal 2010. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate. In the third quarter of fiscal 2011, Israel enacted new tax legislation. This legislation reduced the effective tax rate for qualifying entities to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter. Two of the Company's subsidiaries will be eligible for this benefit and management currently anticipates electing the new legislation for years beginning after fiscal 2011. The impact of this legislative change in the statutory rate is $8,500 and reduces the Company's fiscal 2011 tax rate by 2.5%. In addition, the effective tax rate for fiscal 2011 includes the impact of the newly enacted Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the Act) enacted in the second quarter. Among other provisions, the Act provided for the restoration of the research and development tax credit, applied retroactively to January 1, 2010. Accordingly, tax expense was reduced by approximately $1,820.
In July 2009, Israel lowered its statutory corporate tax rate for the following calendar years: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter. The recorded effective tax rate for the first quarter of fiscal 2010 was reduced by $4,600 or 5.7% due to the statutory tax rate changes in Israel.
The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.
The total amount of unrecognized tax benefits was $116,039 and $72,348 as of March 26, 2011 and June 26, 2010, respectively. It is reasonably possible that the amount of unrecognized tax benefits may significantly change in the next twelve months. The Company is not able to reasonably estimate the changes to unrecognized tax benefits that will be required in future periods.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $21,179 and $14,430 as of March 26, 2011 and June 26, 2010, respectively.

Financial Condition, Liquidity and Capital Resources
Cash, cash equivalents and current portion of investment securities decreased $95,847 to $223,237 at March 26, 2011 from $319,084 at March 27, 2010. Working capital, including cash, increased $258 to $693,814 at March 26, 2011 from $693,556 at March 27, 2010.
Cash, cash equivalents and current portion of investment securities increased $112,913 to $223,237 at March 26, 2011 from $110,324 at June 26, 2010. Working capital, including cash, increased $215,627 to $693,814 at March 26, 2011 from $478,187 at June 26, 2010.
In addition to the cash and cash equivalents balance of $223,237 at March 26, 2011, the Company had $350,000 available under its revolving loan commitment and approximately $4,500 available under its Indian credit facilities, as well as $150,000 available under its accounts receivable securitization program described below. Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities, including the new five-year term loan financing commitment, are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Year-to-date net cash provided from operating activities increased by $8,614 to $229,034 for fiscal 2011 compared to $220,420 for fiscal 2010. The increase in cash from operations was due primarily to increased earnings for fiscal 2011 compared to fiscal 2010 and higher accounts payable attributable to general fluctuations in the timing of the overall procurement-to-pay cycle compared to last year. These increases were partially offset by higher accounts receivable as a result of the increase in sales volume for fiscal 2011 compared to fiscal 2010, higher income tax payments and higher payroll and related tax payments.
Year-to-date net cash used for investing activities decreased $24,796 to $56,916 for fiscal 2011 compared to $81,712 for fiscal 2010 due primarily to the absence of the funding used in fiscal 2010 for the business acquisitions of Orion and Vedants Drug & Fine Chemicals Private Limited and acquired research and development, partially offset by the absence of the proceeds received in fiscal 2010 from the sale of the Israel Consumer Products business, along with an increase in capital expenditures.

Capital expenditures for facilities and equipment were for normal replacement, productivity enhancements and quality improvements. Capital expenditures are anticipated to be between $60,000 to $80,000 for fiscal 2011 due primarily to manufacturing productivity projects, quality investment projects, investments at newly acquired entities, technology infrastructures, system upgrades and the API expansion into India.
Year-to-date net cash used for financing activities decreased $82,618 to $55,868 for fiscal 2011 compared to $138,486 for fiscal 2010. The decrease in cash used for financing activities was due primarily to decreased repurchases of common stock and decreased net repayments of long-term debt.
During the third quarter of fiscal 2011, the Company repurchased 1 share of its common stock for $71 in private party transactions. During the third quarter of fiscal 2010, the Company repurchased 2 shares of its common stock for $50 in private party transactions. Year-to-date in fiscal 2011, the Company repurchased 142 shares of its common stock for $8,285, all of which were repurchased in private party transactions. Year-to-date in fiscal 2010, the Company repurchased 2,060 shares of its common stock for $70,972, of which 83 shares were repurchased in private party transactions.
The Company paid quarterly dividends totaling $18,779 and $16,566, or $0.2025 and $0.1800 per share, for the first three quarters of fiscal 2011 and 2010, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
Credit Facilities

On January 20, 2011, the Company announced that it had signed a definitive agreement to acquire substantially all of the assets of Paddock for approximately $540,000 in cash. The transaction is expected to close in the Company's fourth quarter of fiscal 2011. The Company intends to fund the transaction using a combination of cash on hand, utilization of its existing credit facilities and a new five-year term loan. Concurrent with the signing of the agreement, the Company entered into a Term Loan Agreement (Agreement). Under the terms of the Agreement, the term loan commitment is currently $250,000 and will be funded in full in conjunction with the closing of the Paddock acquisition, which is expected to occur in the fourth quarter of fiscal 2011. The final maturity date of the term loan is the fifth annual anniversary date of the funding in full of the term loan; however, the term loan will be subject to mandatory partial repayments of $25,000 on each of the first four annual anniversary dates of the funding. The term loan will bear interest, at the election of the Company, at either the Annual Base Rate or the Adjusted LIBO Rate plus an Applicable Margin, as specified in the Agreement. As of March 26, 2011, there was no outstanding debt related to this commitment.

On October 8, 2010, the Company entered into a credit agreement with a group of banks (the 2010 Credit Agreement), which provides an initial revolving loan commitment of $350,000 and an initial term loan commitment of $150,000, each subject to increase or decrease as specified in the 2010 Credit Agreement. Both loans bear interest, at the election of the Company, at either the Annual Base Rate plus an Applicable Margin or the Adjusted London Interbank Offered Rate (LIBOR) plus an Applicable Margin, as specified and defined in the 2010 Credit Agreement. The obligations under the 2010 Credit Agreement are guaranteed by certain subsidiaries of the Company, and in some instances, the obligations may be secured by a pledge of 65% of the stock of certain foreign subsidiaries. The final maturity date of the term and revolving loans under the 2010 Credit Agreement is October 8, 2015; however, the term loan is subject to mandatory partial repayments of $15,000 on each of the first four annual anniversary dates of the agreement. The Company used the proceeds from the term loan and revolving loan for general corporate purposes and to repay certain other outstanding debt, including the $100,000 term loan made pursuant to the Company’s prior credit agreement.

In connection with the execution of the 2010 Credit Agreement, the Company terminated its prior credit agreement, dated as of March 16, 2005, and amended its existing term loan agreement, dated as of April 22, 2008, to conform certain covenants in that term loan agreement to the covenants contained in the 2010 Credit Agreement and to make certain other conforming changes.

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
Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America and Wells Fargo have committed $100,000 and $50,000, respectively, effectively allowing the Company to borrow up to a total amount of $150,000, subject to a Maximum Net Investment calculation as defined in the agreement. At March 26, 2011, $150,000 was available under this calculation. The interest rate on any borrowings is based on the thirty-day LIBOR plus 0.55%. In addition, a facility fee of 0.55% is applied to the $150,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.
Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. There were no borrowings outstanding under the Securitization Program at March 26, 2011, June 26, 2010 and March 27, 2010.
Investment Securities
The Company currently maintains a portfolio of auction rate securities (ARS) with a total par value of $18,000 and an estimated fair value of $5,435 at March 26, 2011. As a result of the tightening of the credit markets beginning in calendar 2008, there has been no liquid market for these securities for an extended period of time. While there are some recent indications that a market is starting to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets.
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second quarter of fiscal 2011, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized gain of $1,042, net of tax, in other comprehensive income in the second quarter of fiscal 2011. At March 26, 2011, these securities were recorded at a fair value of $5,435. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
Other than the new five-year term loan discussed above, there were no material changes in contractual obligations during the third quarter of fiscal 2011.

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

Changes in these estimates and assumptions may result in additional customer-related accruals and allowances. The following table summarizes the activity included in the balance sheet for customer-related accruals and allowances:

	Year-to-Date 2011	Year-to-Date 2010
Customer-Related Accruals and Allowances
Balance, beginning of period	$63,735	$56,462
Provision recorded	336,199	229,004
Credits processed	(303,223)	(229,535)
Balance, end of the period	$96,711	$55,931
Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $7,618 at March 26, 2011, $8,015 at June 26, 2010 and $10,760 at March 27, 2010.
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
Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company performs its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units in the fourth quarter of the fiscal year. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K. operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $633,239 at March 26, 2011, $611,467 at June 26, 2010 and $285,328 at March 27, 2010.
Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships and certain distribution agreements. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $583,304 at March 26, 2011, $593,575 at June 26, 2010 and $223,379 at March 27, 2010.
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

The Company has established valuation allowances against a portion of its non-U.S. net operating losses and U.S. state-related net operating losses to reflect the uncertainty of its ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the Company's ability to realize net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowances can also be impacted by changes in the tax regulations.
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
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second quarter of fiscal 2011, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized gain of $1,042, net of tax, in other comprehensive income in the second quarter of fiscal 2011. At March 26, 2011, these securities were recorded at a fair value of $5,435. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities.
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
As of March 26, 2011, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.
In connection with the interim evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial

Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a–15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 26, 2011 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the fourth quarter of fiscal 2010, the Company acquired PBM Holdings, Inc. (PBM) (see Note 2 – Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded PBM from its interim evaluation of internal control over financial reporting as of March 26, 2011. The Company is in the process of documenting and testing PBM’s internal controls over financial reporting and will incorporate PBM into its annual report on internal control over financial reporting for its fiscal year end 2011. As of March 26, 2011, PBM’s total assets represented 28% of the Company’s consolidated total assets. PBM’s net sales represented 12% of the Company’s consolidated net sales for the first three quarters of fiscal 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Referred to in Note 13 of the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 26, 2010 includes a detailed discussion of the Company’s risk factors. Other than the items noted below, there have been no material changes during the first three quarters of fiscal 2011 to the risk factors that were included in the Form 10-K.

Failure to complete the Paddock acquisition or to successfully integrate Paddock's business into the Company could have a material adverse effect on the Company's stock price or operating results.

While the Company intends to close the Paddock acquisition as soon as possible in the fourth quarter of fiscal 2011, the Company cannot assure that the conditions required to complete the acquisition will be satisfied or waived on the anticipated schedule, or at all. If the Paddock acquisition is not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred, and will continue through closing to incur, out-of-pocket expenses in connection with the Paddock acquisition for investment banking, legal and accounting fees and other related charges, much of which will be incurred even if the Paddock acquisition is not completed.

If the acquisition is terminated, there may be various consequences, including that the market price of the Company's common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Paddock acquisition will be completed.

The Company also expects to achieve certain cost savings and synergies from the Paddock acquisition when the two companies have fully integrated their portfolios. The realization of certain benefits anticipated as a result of the Paddock acquisition, however, will depend in part on the successful integration of Paddock's business portfolio with the Company's business portfolio. There can be no assurance that Paddock's business can be operated profitably or integrated successfully into the Company's operations in a timely fashion, or at all. The dedication of management resources to such integration may detract attention from the Company's day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transition process or other material adverse effects as a result of these integration efforts.
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

“At Risk” launches may expose the Company to significant patent litigation.
At times, the Company may seek approval to market ANDA products before the expiration of patents for those products, based upon its belief that such patents are invalid, unenforceable or would not be infringed by its products. As a result, the Company may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, the Company may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision or while an appeal of a lower court decision is pending. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in an “at risk” launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits the Company makes from selling the generic version of the product. By electing to proceed in this manner, the Company could face substantial damages if a final court decision is adverse to the Company. In the case where a patent holder is able to prove that the Company’s infringement was “willful” or “exceptional”, the definition of which is subjective, the patent holder may be awarded up to three times the amount of its actual damages. During the second quarter of fiscal 2011, the Company, and its partner Synthon, launched levocetirizine tablets, a generic version of Xyzal® tablets from UCB/Sepracor prior to the expiration of the relevant patent. Synthon and the Company share both the risks and the benefits associated with the at risk launch. During the third quarter of fiscal 2011, two additional competitors received FDA approval and launched generic versions of Xyzal® tablets. While these competitor launches may reduce the Company's exposure to “at risk” damages should Synthon be held to have violated the brand's patent, there can be no assurance that would be the case.
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
On January 24, 2011, the U.S. Court of Appeals for the Ninth Circuit issued a decision in Gaeta v. Perrigo, reversing a lower court decision that the plaintiff’s state law causes of action were preempted by the Federal Food, Drug and Cosmetic Act (FDCA) to the extent that they were based on an alleged lack of adequate warning. In its decision, the Ninth Circuit stated that it joined the Fifth and Eighth Circuits in concluding that the U.S. Supreme Court’s decision in Wyeth v. Levine, 129 S. Ct 1187 (2009) (concluding that the federal regulatory regime governing pharmaceuticals does not preempt state law failure-to-warn claims against brand name manufacturers) “extends with equal force to claims against generic manufacturers.” The U.S. Supreme Court agreed to address the issue of whether state law failure-to-warn claims against generic prescription drug manufacturers - for failing to modify their labeling to include warnings that differ from the name-brand equivalent - are automatically preempted by the FDCA's requirement that the label for a generic drug be the “same as” the label for the brand name counterpart in the following three cases from the Fifth and Eighth Circuits: Pliva v. Mensing, 09-993; Actavis v. Mensing, 09-1039; and Actavis v. DeMahy, 09-1501. These cases have been consolidated for review. The Company is evaluating an appeal of the Ninth Circuit’s ruling in Gaeta. However, the decisions by the Fifth, Eighth and Ninth Circuits, if sustained, will affect all manufacturers of generic pharmaceutical products (OTC and Rx) by limiting their ability to dismiss certain failure-to-warn claims based on federal preemption. At this time, the Company cannot predict the impact of these cases on its results of operations.

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
The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2011	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$—
December 26 to January 29	1	$65.15	—	$—
January 30 to February 26	—	$—	—	$—
February 27 to March 26	—	$—	—	$—
Total	1		—

(1)	Private party transactions accounted for the purchase of 1 share in the period from December 26 to January 29.

Item 6.	Exhibits

Exhibit Number	Description

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

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY
(Registrant)

Date:	May 3, 2011	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	May 3, 2011	By: /s/ Judy L. Brown
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

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.