Form 10-K
period 2011-06-25
PERRIGO CO
filed 2011-08-16
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 25, 2011
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  [ ]  NO  [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. YES  [  ]  NO  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  [X]  NO  [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  YES  [X]  NO
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 23, 2010 as reported on The NASDAQ Global Select Market, was $5,444,269,112. Shares of common stock held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of August 9, 2011, the registrant had 92,797,375 outstanding shares of common stock.
Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on October 26, 2011 are incorporated by reference into Part III of this Form 10-K.

PERRIGO COMPANY
FORM 10–K
FISCAL YEAR ENDED JUNE 25, 2011

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
Perrigo Company operates through several wholly owned subsidiaries. In the U.S., its operations are conducted primarily through L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., Perrigo Holland, Inc. (formerly J.B. Laboratories, Inc.), Perrigo Florida, Inc. (formerly Unico Holdings, Inc.) and PBM Holdings, Inc. Outside the U.S., its operations are conducted primarily through Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Galpharm Healthcare Ltd. and Orion Laboratories Pty Ltd. As used herein, references to the “Company” means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.
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
The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment. On April 30, 2010, the Company acquired 100% of the shares of PBM Holdings, Inc. (PBM), the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. As a result of the acquisition of PBM, the Company began participating in new nutritional product lines. In the first quarter of fiscal 2011, the Company realigned and expanded its operating segments to include a Nutritionals segment, representing infant formulas and other nutritional products. Accounting Standard Codification (ASC) 280-10-50 (ASC 280-10-50) defines an operating segment as a component of a public entity that earns revenue and incurs expenses, has discrete financial information available and is reviewed regularly by the chief decision maker for purposes of allocating resources and assessing performance. Each of the segments meets the requirements of an operating segment. The Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API operating segments are also considered to be reportable segments by management. This segment structure is consistent with the way management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business. As a result of the change in segment reporting, all historical segment information has been adjusted to conform to the new presentation.
Prior to June 27, 2010, the Company’s consolidated results of operations and financial position included the financial results of its U.K., Mexico, Germany and Israel subsidiaries on a twelve-month period ending in May, resulting in a one-month reporting lag when compared to the remainder of the Company. Starting June 27, 2010, the reporting year-end of these foreign operations was changed from May to June. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in technology, ERP systems and personnel to enhance its financial statement close process. The Company believes this change is preferable because financial information of all operating units is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available. The Company’s financial statements for periods prior to fiscal 2011 have been adjusted to reflect the period-specific effects of applying this change in accounting principle. This change resulted in a cumulative effect of an accounting change of $1,602, net of income tax effect, to retained earnings as of June 29, 2008. The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized in Note 1 of the Notes to Consolidated Financial Statements.
In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. This business primarily sold consumer products to the Israeli market, including cosmetics, toiletries and detergents, and was previously reported as part of the Company’s Other category. In the third quarter of fiscal 2009, the Israel Consumer Products business had met the criteria set forth in ASC 360-10 to be accounted for as discontinued operations. On February 26, 2010, the Company completed the sale of its Israel Consumer Products business to Emilia Group, a subsidiary of O. Feller Holdings Ltd., for approximately $47,000, of which approximately $11,000, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar, is contingent upon satisfaction of contingency factors specified in the agreement. After the finalization of post-closing working capital adjustments in the third quarter of fiscal 2011, the sale resulted in a pre-tax loss of $1,407. The Israel Consumer Products business is considered a discontinued operation, and as a result, all consolidated financial statements in this Annual Report on Form 10-K have been adjusted accordingly to reflect this financial statement presentation. See Note 3 of the Notes to Consolidated Financial Statements for information concerning the sale of Israel Consumer Products.
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

CONSUMER HEALTHCARE
The Consumer Healthcare segment includes the Company’s U.S., U.K., Mexico and Australia operations supporting the sale of OTC pharmaceutical products. This reportable segment markets a broad line of products that are comparable in quality and effectiveness to national brand products. Major product categories include analgesic, cough/cold/allergy/sinus, gastrointestinal and smoking cessation. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin on the store brand item. Generally, the retailers’ dollar profit per unit of store brand product sold is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below the comparable national brand product.
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
On March 8, 2010, the Company acquired 100% of the outstanding shares of privately held Orion Laboratories Pty Ltd. (Orion). After taking into account final working capital adjustments, the ultimate cash paid for Orion was $48,012. Located near Perth, Western Australia, Orion was a leading supplier of OTC store brand pharmaceutical products in Australia and New Zealand. In addition, Orion manufactured and distributed pharmaceutical products supplied to hospitals in Australia. The acquisition of Orion expanded the Company’s global presence and product portfolio into Australia and New Zealand. Orion’s results of operations were recorded in the Company’s Consumer Healthcare segment beginning in the Company’s third quarter of fiscal 2010.
On November 13, 2008, the Company acquired 100% of the outstanding shares of privately held Unico Holdings, Inc. (Unico) for $51,853 in cash. Based in Lake Worth, Florida, Unico was the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition of Unico expanded the Company’s OTC product portfolio in the U.S. Unico’s results of operations were recorded in the Company’s Consumer Healthcare segment beginning in the Company’s second quarter of fiscal 2009. As previously discussed, due to the realignment of the Company's operating segments in the first quarter of fiscal 2011, the store brand pediatric electrolytes products are now being reported as part of the Company's Nutritionals operating segment.
On October 6, 2008, the Company acquired 100% of the outstanding shares of privately held Laboratorios Diba, S.A. (Diba) for $24,500 in cash. Based in Guadalajara, Mexico, Diba was a store brand manufacturer of OTC and prescription pharmaceuticals, including antibiotics, hormonals and ophthalmics. The acquisition of Diba expanded the Company’s global presence and product portfolio in Mexico. Diba’s results of operations were recorded in the Company’s Consumer Healthcare segment beginning in the Company’s second quarter of fiscal 2009.
On September 16, 2008, the Company acquired J.B. Laboratories, Inc. (JBL), a privately held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $42,962, including debt assumed. The acquisition of JBL provided additional U.S. Food and Drug Administration (FDA)-compliant production capacity to help service current and future customer needs. JBL’s results of operations were recorded in the Company’s Consumer Healthcare segment beginning in the Company’s second quarter of fiscal 2009. As previously discussed, due to the realignment of the Company's operating segments in the first quarter of fiscal 2011, JBL's nutrition products are now being reported as part of the Company's Nutritionals operating segment.
Consumer Healthcare Business
The Company is dedicated to being the leader in developing and marketing new store brand products and has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. This staff also responds to changes in existing national brand products by reformulating existing Company products. In the OTC pharmaceutical market, certain new products are the result of changes in product status from “prescription only” (Rx) to OTC (non-prescription). These “Rx-to-OTC switches” require approval by the FDA, a process initiated by the drug innovator, through either the FDA Abbreviated New Drug Application (ANDA) or its New Drug Application (NDA). As part of its strategy, the Company relies on both internal development and strategic product development agreements with outside sources. In addition, the Company also engages in contract manufacturing which focuses on partnerships with major pharmaceutical, multi-level marketing and direct-to-consumer companies by providing unique ANDA and monograph products to its contract customers to maximize sales of proprietary formulas and to utilize available capacity.
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
The Consumer Healthcare segment currently markets over 1,800 store brand products, with over 8,300 stock-keeping units (SKUs), to over 700 customers. The Company considers every different combination of size, flavor, strength and dosage form (e.g., tablet, liquid, softgel, etc.) of a given item as a separate “product”. The Company also currently manufactures and markets certain products under its Good Sense® brand.
Listed below are major Consumer Healthcare product categories under which the Company markets products for store brand labels; the annual retail market size for food, drug and mass merchandise retailers in the U.S., excluding Walmart and those classified as club stores and dollar stores (according to Information Resources, Inc.); and the names of certain national brands against which the Company’s products compete.

Product Categories	Retail Market Size (Billions)	Comparable National Brands
Cough/Cold/Allergy/Sinus	$4.7	Advil® Cold & Sinus, Afrin®, Allegra®, Benadryl®, Claritin®, Dimetapp®, NyQuil®, DayQuil®, Robitussin®, Sudafed®, Tavist®, Theraflu®, Triaminic®, Tylenol®, Zaditor®, Zyrtec®
Gastrointestinal	$2.6	Imodium A-D®, Maalox®, MiraLAX®, Mylanta®, Pepcid® AC, Pepto Bismol®, Phillips®, Prilosec OTC®, Tagamet HB®, Tums®, Zantac®
Analgesics	$2.3	Advil®, Aleve®, Bayer®, Excedrin®, Motrin®, Tylenol®
Smoking Cessation	$0.5	Nicorette®
The Company’s U.S.-based customers are major national and regional retail drug, supermarket and mass merchandise chains, including Walmart, CVS, Walgreens, Kroger, Target, Dollar General, Sam’s Club and Costco, and major wholesalers, including McKesson.
The Consumer Healthcare segment employs its own sales forces to service larger customers and uses industry brokers for some retailers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to understand and work most effectively with the customer. They assist customers in developing in-store marketing programs for consumers and optimize communication of customers’ needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the Good Sense® label.

In contrast to national brand manufacturers, which incur considerable advertising and marketing expenditures targeted directly to the end consumer, the Consumer Healthcare segment’s primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through its customers’ in-store marketing programs. These programs are intended to communicate store brand value to the consumer by increasing visibility of store brand products and inviting comparison to national brand products. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers’ programs. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company’s marketing efforts are also directed at new product introductions and product conversions, as well as providing market data. Market analysis and research is used to monitor trends for products and categories and develop category management recommendations.
New Product Introductions and Drug Application Approvals
The Company launched various new products in fiscal 2011, most notably fexofenadine 180 mg tablets and naproxen sodium soft gels, which compete with the national brands Allegra® tablets and Aleve® liquid gels, respectively. Net sales related to new products were $54,200 for fiscal 2011, $65,700 for fiscal 2010 and $317,300 for fiscal 2009. In fiscal 2009, the Company considered a Consumer Healthcare product to be new if it was added to the Company’s product lines within 18 months prior to the end of the period for which net sales are being measured, unless otherwise noted. Starting in fiscal 2010, the Company shortened this period to 12 months.
In fiscal 2011, the Company, on its own or in conjunction with partners, received approval from the FDA for three OTC drug applications. The applications were for loperamide liquid, minoxidil foam and ranitidine 150 mg tablets in regular and mint.

As of June 25, 2011, the Company, on its own or in conjunction with partners, had 14 OTC drug applications pending approval with the FDA.

Collaboration Agreements
The Company actively partners with other pharmaceutical companies to collaboratively develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. See Note 1 of the Notes to Consolidated Financial Statements for more information regarding the Company’s method for recognizing revenue and expenses related to collaboration agreements, as well as Note 19 of the Notes to Consolidated Financial Statements for more information regarding the Company’s current collaboration agreements.
Competition
The market for OTC pharmaceutical products is highly competitive. Competition is based on a variety of factors, including price, quality and assortment of products, customer service, marketing support and availability of and approvals for new products. The Company believes it competes favorably in these areas.
The Company’s competition in store brand products consists of several publicly traded and privately owned companies, including brand-name pharmaceutical companies. The competition is highly fragmented in terms of both geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. Some of the Company’s competitors are Dr. Reddy’s Laboratories, Ltd., Watson Pharmaceuticals, Actavis Group hf., Aaron Industries, Inc., Ohm Laboratories, Inc. and LNK International, Inc. The Company’s store brand products also compete with nationally advertised brand-name products. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture more store brand products or lower prices of their national brand products. Additionally, the competitive landscape might change if generic prescription drug manufacturers elect to pursue OTC marketing status for products that have switched or are switching from Rx to OTC status.
NUTRITIONALS
The Nutritionals segment manufactures, markets and distributes store brand infant formula products, infant and toddler foods, vitamin, mineral and dietary supplement (VMS) products, and oral electrolyte solution products to retailers, distributors and consumers primarily in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets store brand products that are comparable in quality and formulation to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act. Store brands, which are value priced and offer substantial savings to consumers, must meet the same FDA nutritional requirements as the national brands.

Nutritionals Business
The Company is dedicated to being the leader in developing and marketing new store brand products and has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. This staff also responds to changes in national brand products by reformulating existing Company products. As part of its strategy, the Company relies on both internal development and strategic product development agreements with outside sources.
All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act. Store brands, which are value priced and offer substantial savings to consumers, must meet the same FDA nutritional requirements as the national brands. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.
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
The Nutritionals segment currently markets over 400 store brand products, with over 2,500 SKUs, to over 150 customers. The Company considers every different combination of size, flavor, formulation (e.g., milk-based, soy-based, etc.), strength and form (e.g., tablet, liquid, softgel, etc.) of a given item as a separate “product”.
Listed below are major Nutritional product categories under which the Company markets products for store brand labels; the annual retail market size for food, drug and mass merchandise retailers in the U.S., excluding Walmart and those classified as club stores and dollar stores (according to Information Resources, Inc.); and the names of certain national brands against which the Company’s products compete.

Product Categories	Retail Market Size (Billions)		Comparable National Brands
Dietary Supplements	$3.3		Centrum®, Flintstones®, One-A-Day®, Caltrate®, Pedialyte®, Osteo Bi-Flex®
Infant Formulas	$2.5	(1)	Similac®, Enfamil®, Gerber Good Start®, Earth’s Best®
Baby & Toddler Foods	$0.9		Gerber®, Beechnut®, Earth’s Best®
(1) Does not include Special Supplemental Nutrition Program for Women and Children (WIC) market.

The Company’s U.S.-based customers are major national and regional retail drug, supermarket and mass merchandise chains, including Walmart, CVS, Walgreens, Kroger, Target, Dollar General, Sam’s Club and Costco, as well as major wholesalers, including McKesson.
The Nutritionals segment employs its own sales force to service larger customers and uses industry brokers for some retailers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to understand and work most effectively with the customer. They assist customers in developing in-store marketing programs for consumers and optimize communication of customers’ needs to the rest of the Company.

The Nutritionals segment’s primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through its customers’ in-store marketing programs and other customer specific vehicles. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers’ programs. Other traditional consumer marketing vehicles such as print advertising, direct mail and on-line communications are also employed to a limited extent. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. In addition to in-store marketing programs, the Nutritionals segment markets directly to consumers and healthcare professionals in an effort to drive initiation.
New Product Introductions
Net sales related to new products were approximately $16,500 for fiscal 2011, $4,500 for fiscal 2010 and $10,800 for fiscal 2009. In fiscal 2009, the Company considered a Nutritionals' product to be new if it was added to the Company’s product lines within 18 months prior to the end of the period for which net sales are being measured, unless otherwise noted. Starting in fiscal 2010, the Company shortened this period to 12 months.
Competition
The market for infant formula and nutritional products is highly competitive. Competition is based on a variety of factors, including price, quality and assortment of products, customer service, marketing support and availability of and approvals for new products. The Company believes it competes favorably in these areas.
The Company’s competition in store brand products consists of several publicly traded and privately owned companies,

including brand-name pharmaceutical companies. Some of the Company’s competitors for infant formula are Abbott Laboratories, Mead Johnson Nutrition Co. and Nestle S.A. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture more store brand products or lower prices of their national brand products. The Company competes in the VMS area with a number of publicly traded and privately owned companies, some of which have broader product lines and larger nutrition category sales volumes than that of the Company.

PRESCRIPTION PHARMACEUTICALS
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription drugs for the U.S. market. The Company defines this portfolio as predominantly “extended topical” as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions and solutions. The portfolio also includes certain oral liquids and oral solid forms.
Significant Developments
Subsequent to the Company's fiscal year end, on July 26, 2011, the Company completed the acquisition of substantially all of the assets of privately-held Paddock Laboratories, Inc. (Paddock) for approximately $547,000 in cash. The Company funded the transaction using a new $250,000 five-year term loan, $212,000 of cash on hand and $85,000 from its accounts receivable securitization program. As of the end of the fourth quarter of fiscal 2011, the Company had incurred $2,560 of acquisition costs, of which $1,315, $695 and $550 were expensed in operations in the second, third and fourth quarters of fiscal 2011, respectively. Headquartered in Minneapolis, Minnesota, Paddock is a manufacturer and marketer of generic Rx pharmaceutical products. As part of closing the acquisition, the Company divested a small portfolio of generic pharmaceutical products in response to the Federal Trade Commission (FTC) review. The acquisition expanded the Company’s generic Rx product offering, pipeline and scale and is expected to add over $200,000 in sales on an annual basis.
On May 26, 2010, the Company announced that it acquired the pending ANDA for the generic therapeutic-like equivalent of HalfLytely® and Bisacodyl tablets bowel prep kit from Novel Laboratories, Inc. (Novel) for $3,000 in cash and a $2,000 milestone payment based on tentative approval of the ANDA by the FDA. The milestone payment and the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the fourth quarter of fiscal 2010.
On April 13, 2010, the Company entered into an agreement to settle all existing patent litigation regarding the Company’s ANDA filing for generic imiquimod. As part of this agreement, the Company was named Graceway Pharmaceuticals, LLC’s authorized generic distributor for the Aldara® product through February 24, 2011 and, under certain circumstances, was able to launch its own generic product after that date. The parties amended their distribution agreement in the second quarter of fiscal 2011, when the Company obtained final approval of its ANDA. The Company began shipping the authorized generic version of the product in the fourth quarter of fiscal 2010 and switched to its own generic product in the second quarter of fiscal 2011.
On March 31, 2010, the FDA approved one of the pipeline products contained in the Company’s agreement with Cobrek Pharmaceuticals (Cobrek), a generic to Evoclin® foam, which had been submitted to the FDA in August 2008 with a Paragraph IV certification. Upon receipt of the FDA approval, the Company immediately commenced shipping of the product. In addition, the Company and Cobrek agreed to settle the underlying Hatch-Waxman litigation brought by Stiefel Laboratories (Stiefel), a subsidiary of GlaxoSmithKline. In accordance with the terms of the settlement, the Company and Cobrek continued to ship product until April 2, 2010, which resulted in the Company recognizing increased revenue in the fourth quarter of fiscal 2010. According to the terms of the settlement, the Company has taken a royalty-bearing license under patents owned or controlled by Stiefel. The Company recommenced shipments of the product on October 1, 2010.
On September 21, 2009, the Company acquired the ANDA for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. Successful completion of the contingency is expected by early fiscal 2012. This product is the equivalent of Duac® gel, which is marketed by Stiefel, and is indicated for the topical treatment of inflammatory acne vulgaris. Excluding the milestone payment, the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the first quarter of fiscal 2010 because the ANDA had not received final FDA approval at the date of acquisition.
In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product marketed by Sanofi-Aventis against Teva Pharmaceutical Industries

Ltd. (Teva) (formerly Barr Laboratories, Inc.), a partner with the Company for this product and the holder of the ANDA. The Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009 that resulted in the recognition of $2,500 in revenue. On July 31, 2009, Teva received FDA final approval for its ANDA. This event triggered additional milestone payments for the Company that resulted in the recognition of an additional $11,500 and $9,000 of revenue in fiscal 2010 and 2011, respectively. The product, which is being supplied by the Company, was launched by Teva in June 2011, at which time the Company began recording its share of the net profits from Teva's product sales.
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
In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 200 ORx® products that are reimbursable through many health plans, Medicaid and Medicare programs. When prescribed by a doctor or other health care professional, ORx® products offer consumers safe and effective remedies that provide an affordable alternative to higher out-of-pocket costs of traditional OTC products. The Company’s ORx® strategy is to register OTC products for reimbursement through public and private health plans, as well as leverage its portfolio and pipeline of OTC products for generic substitution when appropriate.
Excluding the impact of the Paddock acquisition, the Company currently markets approximately 300 generic prescription products, with over 760 SKUs, to approximately 120 customers. A SKU for a generic prescription product is a unique combination of the product’s package size, ingredient strength and dosage form (e.g., tablet, syrup, cream, foam, ointment, gel, etc.). The Company generally holds the ANDA or product application for the drugs that it manufactures or enters into an arrangement with the application holder for the manufacture and/or marketing of certain products.

Listed below are the major generic prescription products, including ORx® products, that the Company manufactures and/or distributes:

Generic Name	Competitive Brand-Name Drug
Adapalene cream	Differin®
Ammonium lactate cream and lotion	Lac-Hydrin®
Benzoyl peroxide gel	Benzac®
Cetirizine tablets and syrup	Zyrtec®
Ciclopirox shampoo	Loprox®
Clindamycin phosphate solution	CleocinT®
Clindamycin phosphate foam	Evoclin®
Clobetasol foam	Olux®
Econazole nitrate cream	Spectazole®
Erythromycin and benzoyl peroxide gel	Benzamycin®
Erythromycin pads	Erycette®, T-Stat®
Fluticasone ointment and cream	Cutivate®
Griseofulvin oral suspension	Grifulvin V®
Halobetasol ointment and cream	Ultravate®
Hydroquinone cream	Epiquin®
Ibuprofen oral suspension	Motrin®
Imiquimod cream	Aldara®
Ketoconazole shampoo	Nizoral®
Levocetirizine tablets	Xyzal®
Mesalamine rectal suspension enema	Rowasa®
Mometasone cream, ointment and lotion	Elocon®
Mupirocin ointment	Bactroban®
Omeprazole tablets	Prilosec®
Permethrin cream	Elimite®
Salicylic acid shampoo	Salex®
Selenium sulfide shampoo	Selsun®
Sodium sulfacetamide wash	Ovace ®
Terconazole suppositories	Terazol 3®
Tretinoin cream and gel	Retin-A®
Triamcinolone acetonide nasal spray	Nasacort® AQ

The Company’s U.S.-based customers are major wholesalers, including Cardinal Health, McKesson and AmerisourceBergen, as well as national and regional retail drug, supermarket and mass merchandise chains, including Walgreens, Walmart, CVS, Rite Aid, Kroger and Safeway. Generic prescription drugs are sold to the consumer through the pharmacy counter of predominantly the same retail outlets as OTC pharmaceuticals and nutritional products.
New Product Introductions and Drug Application Approvals
The Company recently launched several new generic or authorized generic prescription products, including levocetirizine tablets and adapalene cream, which contain the same active ingredients present in the same dosage forms as Xyzal® and Differin® of UCB and Galderma, respectively. Net sales related to new products were approximately $81,100 for fiscal 2011, $34,600 for fiscal 2010 and $17,000 for fiscal 2009. An Rx Pharmaceuticals product is considered new if it was added to the Company’s product lines within 12 months prior to the end of the period for which net sales are being measured.
In fiscal 2011, the Company, on its own or in conjunction with partners, received final approval from the FDA for three generic prescription drug applications. The applications were for levocetirizine tablets, levonorgestrel tablets and imiquimod cream, 5%.

As of June 25, 2011, the Company, on its own or in conjunction with partners, had 24 generic Rx drug applications pending approval with the FDA.

Collaboration Agreements
The Company actively partners with other pharmaceutical companies to collaboratively develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. See Note 1 of the Notes to Consolidated Financial Statements for more information regarding the Company’s method for recognizing revenue and expenses related to collaboration agreements, as well as Note 19 of the Notes to Consolidated Financial Statements for more information regarding the Company’s current collaboration agreements.
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
Price competition from additional generic versions of the same product, as well as potential price competition from the original branded or authorized generic products, may result in a significant and/or rapid decline in sales and profit margins. In addition, competitors may also develop their products more rapidly or complete the regulatory approval process sooner and market their products earlier than the Company. New drugs and future developments in improved and/or advanced drug delivery technologies or other therapeutic techniques may provide therapeutic or cost advantages to competing products.
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
Significant Developments
Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the

European market. On February 2, 2010, the Company announced that it would exclusively supply Teva with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S., and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an ANDA that contained a Paragraph IV certification for Temodar® and is eligible to receive 180-day Hatch-Waxman statutory exclusivity to market this product in the U.S. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. On March 1, 2010, the FDA granted final approval to the Teva ANDA, but Teva did not launch the product at that time. Merck appealed the ruling and on November 9, 2010, the appeals court reversed the trial decision, preventing the launch of the Teva product. Teva filed a petition for the entire appeals court to rehear the case, and on February 29, 2011 the court denied the motion. Teva is considering whether to appeal the appeals court ruling to the United States Supreme Court. By agreement reached between Teva and Merck, Teva will not be able to launch the product until August 2013, except in limited circumstances. The Company expects its share in the profits of the product could have a material positive impact on its operating results; however, the magnitude and timing of the profits the Company could realize are uncertain and are subject to factors beyond the Company's control, including, but not limited to, the timing of the product launch date by Teva in the U.S.
In the fourth quarter of fiscal 2009, the Company evaluated the API business in the context of the expected future competitive dynamics in API and the Company’s strategic focus on specialty molecules and vertical integration. Management determined that the German API facility was no longer competitive from a global cost position. At that time, the Company did not anticipate that there would be a viable market for the sale of this facility and related operations, and accordingly, the Company planned to cease all operations at the facility during the first quarter of fiscal 2011. During the third quarter of fiscal 2010, however, the Company was approached by an external party who offered to buy the German API facility and related operations from the Company. Subsequent to the third quarter of fiscal 2010, the Company signed an agreement and closed the transaction with the third-party buyer for the sale of the German API facility and related operations. As part of its German restructuring plan, the Company incurred net charges of $6,775 and $2,049 in the third and fourth quarters of fiscal 2010, respectively. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the sale of the German API facility and related operations.
To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited (Vedants), an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin in the second half of fiscal 2012 and will include certain API products currently manufactured in Israel and those that had been manufactured in Germany.
The Company actively enters into exclusive marketing and sales agreements (dossier agreements) related to specific product formulations, for specific geographic areas, for specific periods of time. The Company recognized revenue related to certain dossier agreements of approximately $500, $9,100 and $600 in fiscal 2011, 2010 and 2009, respectively. The Company intends to continue pursuing similar types of agreements in the future.

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
The API business sells to customers who face similar regulatory oversight as the Company’s Rx Pharmaceuticals business. As a result, the API business is dependent on these customers’ ability to obtain proper product approvals and maintain regulatory compliance with the FDA, the FTC, and the U.S. Drug Enforcement Administration (DEA), as well as several foreign, state and local agencies in localities in which the Company’s products are sold.
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
Letrozole

New Product Introductions
Net sales related to new products were approximately $32,000 for fiscal 2011, $15,300 for fiscal 2010, and $4,900 for fiscal 2009. Fiscal 2011 new product sales primarily relate to sales of temozolomide to the European market, which the Company launched during the third quarter of fiscal 2010. An API product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.
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
Asset Acquisitions
On July 1, 2009, the Company’s Israel Pharmaceutical and Diagnostic Products operating segment entered into a distribution agreement with a major global diagnostic company. In conjunction with this distribution agreement, the Company acquired certain pharmaceutical diagnostic assets from a local pharmaceutical company for $4,610. In addition, on November 2, 2009, in connection with this same distribution agreement, the Company’s Israel Pharmaceutical and Diagnostic Products operating segment acquired certain pharmaceutical diagnostic assets from another local pharmaceutical company for $5,152. These acquisitions enhanced the Company’s product portfolio and strengthened its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in these transactions consist primarily of intangible assets associated with customer supply contracts, machinery and equipment and inventory. The assets acquired in connection with the July and November distribution agreements and the operating results generated therefrom were included in the Other category in the Company’s consolidated financial statements beginning in the first and second quarter of fiscal 2010, respectively.
Discontinued Operations
In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. Israel Consumer Products consisted of cosmetics, toiletries, bar soaps and detergents generally sold under the Company’s brand names Careline®, Neca® and Natural Formula®. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. On February 26, 2010, the Company completed the sale of its Israel Consumer Products business to Emilia Group, a subsidiary of O. Feller Holdings Ltd., for approximately $47,000, of which approximately $11,000 is contingent upon satisfaction of contingency factors specified in the agreement. After finalization of post-closing working capital adjustments in the third quarter of fiscal 2011, the sale resulted in a pre-tax loss of $1,407. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.
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

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS
Research and Development
Research and development are key components of the Company’s business strategy and, while managed centrally on a global basis, are performed in various locations in the U.S. and abroad. Development for both the Consumer Healthcare and Nutritionals' markets focuses on products comparable in formulation, quality and effectiveness to existing national brand OTC products, nutritional supplement products, infant formulas and Rx-to-OTC switch products. Development of generic prescription drugs, primarily for the U.S. market, focuses on complex formulations, many of which require costly clinical endpoint trials. Development of API for the global market also focuses on complex products with high barriers to entry. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.
Research and development spending was $89,250 for fiscal 2011, $83,515 for fiscal 2010 and $76,783 for fiscal 2009. In addition, fiscal 2010 included charges of $14,000 and $5,000 for the write-offs of in-process research and development related to the ANDAs acquired from KV Pharmaceuticals and Novel, respectively, and fiscal 2009 included a $279 charge for the write-off of in-process research and development related to the Diba acquisition. The fiscal 2011 and 2010 increases in research and development costs were both due to increased investment in the development of new drugs, primarily in the Consumer Healthcare segment, along with incremental research and development associated with acquisitions in fiscal 2011 and 2010. The Company anticipates that research and development expenditures, including legal costs associated with defending Paragraph IV patent litigation, will increase above fiscal 2011 levels in dollar terms but remain relatively flat as a percentage of sales in the foreseeable future as the Company continues to cultivate its presence in the generic pharmaceutical market and to develop its internal research and development capabilities.
Trademarks and Patents
The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent or group of trademarks or patents.
Significant Customers
The Company believes its primary customer base aligns with the concentration of large drug retailers in the current marketplace of the retail drug industry. Walmart accounted for 22% of consolidated net sales for fiscal 2011, 23% for fiscal 2010 and 23% for fiscal 2009. Should Walmart’s current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company’s consolidated operating results and financial position. The Company does not anticipate such a change in the foreseeable future. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. If the Company’s relationship with one or more of these other customers, including the terms for doing business with the customers, changes significantly, it could have a material adverse impact on the Company’s financial position and results of operations.
Manufacturing and Distribution
The Company’s primary manufacturing facilities are located in the U.S. and Israel (see Item 1A. Risk Factors – Conditions in Israel for further information). The Company also has secondary manufacturing facilities located in the U.K., Mexico and Australia, along with joint ventures located in China and India. The Company supplements its production capabilities with the purchase of product from outside sources. During fiscal 2011, the approximate average capacity utilization was 85% and 87% for the Company’s facilities in the U.S. and Israel, respectively. The capacity of some facilities may be fully utilized at certain times due to various reasons, such as customer demand, the seasonality of the cough/cold/flu season and new product launches. The Company may utilize available capacity by contract manufacturing for other companies.
The Company has logistics facilities located in the U.S., Israel, the U.K., Mexico and Australia. Both contract freight and common carriers are used to deliver products.
Seasonality
Revenues in the Company’s Consumer Healthcare segment are generally subject to the seasonal demands for cough/cold/flu and allergy products in its second and third fiscal quarters. Historically, the Company’s sales of these products have varied from year to year based in large part on the severity and length of the cough/cold/flu season. While the Company believes that the severity and length of the cough/cold/flu season will continue to impact its sales of cough/cold/flu and allergy products, there can be no assurance that the Company’s future sales of these products will necessarily follow historical patterns. Revenues for the Nutritionals, Rx Pharmaceuticals and API segments, as well as the Other category, are generally not impacted significantly by seasonal conditions.
Materials Sourcing
High quality raw materials and packaging components are essential to all of the Company’s business units due to the nature of the products it manufactures. Raw materials and packaging components are generally available from multiple suppliers. While the Company has the ability to manufacture and supply certain API materials for the Consumer Healthcare and Rx Pharmaceuticals segments, certain components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic and other factors. Supplies of certain raw materials, bulk tablets and components are limited, or are available from one or only a few suppliers. Historically, the Company has been able to react to situations that require alternate sourcing. Should alternate sourcing be required, FDA requirements placed on products approved through the ANDA or NDA process could substantially lengthen the approval of an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with substantially all of its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to its volume of purchases.
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
OTC and Generic Prescription Pharmaceuticals. Many of the Company’s OTC pharmaceutical products are regulated under the OTC monograph system and subject to certain FDA regulations. OTC monographs have been established through the FDA’s OTC Review utilizing the notice-and-comment rulemaking procedures. Under the OTC monograph system, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an ANDA or NDA prior to marketing. The FDA OTC monographs include well-known ingredients and specify requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements; however, these products generally can be developed with fewer regulatory hurdles than those products that require the filing of an ANDA or NDA. It is, in general, less costly to develop and bring to market a product produced under the OTC monograph system. From time to time, adequate information may become available to the FDA regarding certain ANDA or NDA drug products that will allow the reclassification of those products as no longer requiring the approval of an ANDA or NDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC monograph system. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.
The Company also markets generic prescription drugs and other products that have switched from prescription to OTC status through an application process initiated by the innovator company that holds the original clinical trial data. These products require approval by the FDA through its ANDA or NDA processes prior to commercialization. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing and change control, bioequivalence, packaging and labeling. The development process for a generic drug generally requires less time and expense than the development process for a new drug. For approval of an ANDA, the Company must demonstrate that the product is bioequivalent to a marketed product that has previously been approved by the FDA and that the Company’s manufacturing process meets FDA standards. The approval process for an ANDA may require that bioequivalence studies be performed using a small number of subjects in a controlled clinical environment, and for certain topical generic products, demonstration of efficacy in comparative full end-point clinical studies. Depending on the specific product, other types of studies may be required by the FDA. Approval time for the industry currently averages 31 months from the date an ANDA is submitted, an increase from 26.7 months a year ago. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes can be implemented and whether prior FDA notice and/or approval is required.
Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act), a company submitting an NDA can obtain a three-year period of marketing exclusivity for an Rx product or an Rx to OTC switch product if the company performs a clinical study that is essential to FDA approval of the NDA. Longer periods of exclusivity are possible for new chemical entities and orphan drugs. These exclusivity periods prevent other companies from obtaining approval of any ANDAs for a similar or equivalent generic product. Where three years of exclusivity is granted to the initiating company, the Company will be unable to market the product unless the Company establishes a relationship with the company having exclusive marketing rights. There can be no assurance that, in the event the Company applies for FDA approvals, the Company will obtain the approvals to market Rx, Rx to OTC switch products or OTC ANDA products or, alternatively, that the Company will be able to obtain these products from other manufacturers.
Under the Federal Food, Drug and Cosmetic Act (FFDCA), a manufacturer may obtain an additional six months (which, under certain circumstances, may be extended to one year) of exclusivity if the innovator conducts pediatric studies requested by the FDA on the product. This exclusivity will, in certain instances, delay FDA approval and the sales by the Company of certain ANDA and other products.

If the Company is first to file its ANDA and meets certain requirements relating to the patents owned or licensed by the brand company, the Company may be entitled to a 180-day generic exclusivity period for that product. When a company submits an ANDA, the company is required to include a patent certification to certain patents that are identified with the innovator product. If the ANDA applicant challenges the validity of the innovator’s patent or certifies that its product does not infringe the patent, the product innovator may sue for infringement. The legal action would not ordinarily result in material damages but could prevent the Company from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action and that action could have the effect of triggering a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months from when the innovator was notified of the patent challenge. In addition, if exclusivity is granted to the Company, there can be no assurance that the Company will be able to market the product at the beginning of the exclusivity period or that the exclusivity will not be shared with other generic companies, including authorized generics. It is possible that more than one applicant files the first ANDA on the same day and exclusivity is shared. This may happen by chance, but more likely when there is a certain type of innovator exclusivity that prevents the filing of all ANDAs until a specific date. As a result of events that are outside of the Company’s control, the Company may forfeit its exclusivity. Finally, if the Company is not first to file its ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of the Company’s product.
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
All facilities where Rx and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA cGMPs and regulations promulgated by competent authorities in the countries where the facilities are located. All of the Company’s drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company’s facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the Company related to the products made in that facility, including suspension of or delay in ANDA approvals, seizure, injunction or recall. Serious product quality concerns could also result in governmental actions against the Company that, among other things, could result in the suspension of production or distribution of the Company’s products, product seizures, loss of certain licenses or other governmental penalties, and could have a material adverse effect on the Company’s financial condition or operating results. In addition, several bills have been introduced in Congress that could, if enacted, affect the manufacture and marketing of Rx and OTC drugs. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.
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
Dietary Supplements. The Dietary Supplement Health and Education Act of 1994 (DSHEA) amended the FFDCA to, among other things: (1) define dietary supplements and dietary ingredients, (2) require ingredient and nutrition labeling for dietary supplements, (3) permit “structure/function” statements for dietary supplements, (4) permit the display of certain published literature where supplements are sold, (5) authorize the FDA to establish GMPs specifically for dietary supplements, and (6) require the submission of New Dietary Ingredient notification to the FDA.
The DSHEA provides specific nutrition labeling requirements for dietary supplements that are slightly different than those for conventional foods. All supplements must bear a “Supplement Facts” box, which must list all of the supplement’s dietary ingredients using nomenclature as specified in FDA regulations. DSHEA also permits dietary supplements to bear statements (1) claiming a benefit related to a classical nutrient deficiency disease, provided the prevalence of the disease in the U.S. is disclosed, (2) describing the role of a nutrient or dietary ingredient intended to affect the structure or function in humans, (3) characterizing the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, and (4) describing general well-being from consumption of a nutrient or dietary ingredient. The Company is subject to regulations published by the FDA clarifying the types of “structure function” statements permissible in dietary supplement labeling. Such statements cannot expressly or implicitly state that a dietary supplement has any effect on a “disease.”
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

On June 25, 2007, the FDA issued Final GMP Regulations specific to Dietary Supplements, which became effective as they relate to the Company on June 25, 2008. The Company continues to invest in its Dietary Supplement operations to ensure compliance with the regulations. The FDA began inspecting the industry after the June 25, 2008 compliance date. The Company continuously monitors FDA activities, including publicly available inspection reports of other companies’ inspections, to ensure that its operations and quality systems are maintained in a state of compliance based on the current interpretation of the regulations. The Company has not yet been inspected and cannot determine with certainty what effects the FDA’s future interpretations of the regulations will have on its business. The GMP regulations and FDA’s future interpretations of these regulations could, among other things, require expanded documentation of the manufacturing processes for certain products or additional analytical testing for certain ingredients. In addition, several bills have been introduced in Congress that could, if enacted, affect the manufacture and marketing of dietary supplements. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.
The DSHEA requires that the FDA be notified at least 75 days in advance of the introduction of a dietary supplement that contains a dietary ingredient that was introduced to market after October 15, 1994 or was present in the food supply in a form where the food had not been chemically altered. The notification must provide information establishing that the dietary supplement containing the dietary ingredient will reasonably be expected to be safe.
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
In addition, the Reauthorization Act of 2005, signed into law on March 9, 2006, prevented the existing provisions of the Patriot Act from expiring and also included the Combat Methamphetamine Epidemic Act. This law further amended the CSA and provided additional requirements on the manufacture, distribution and sale of pseudoephedrine products. Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine or PPA (List I chemical products). The CSA also imposed import and procurement quotas for List I chemicals, including pseudoephedrine.
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
Medicaid Drug Rebate Program and Other Drug Pricing Programs
Federal law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available to the states for the manufacturer’s drugs under Medicaid and Medicare Part B, must enter into a rebate agreement to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to

Medicaid beneficiaries and paid for by a state Medicaid program under a fee-for-service arrangement. The Centers for Medicare and Medicaid Services (CMS) is responsible for administering the Medicaid rebate agreements between the federal government and pharmaceutical manufacturers. Rebates are also due on the utilization of Medicaid managed care organizations.
Drug manufacturers’ Medicaid rebate agreements, which are between each manufacturer and the Secretary of Health and Human Services, provide that the drug manufacturer will remit rebates to each state Medicaid agency on a quarterly basis. Those rebates are based on pricing data reported by manufacturers to CMS on both a monthly and a quarterly basis, including Average Manufacturer Price (AMP) and Best Price. Recently enacted health reform legislation changed the definition of AMP effective the fourth quarter of calendar 2010. Pursuant to the same legislation, effective for rebate periods beginning with the first quarter of calendar 2010, the rebate formulas used to determine the rebate amounts due are as follows: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 13% of the AMP for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the Best Price for that same quarter.
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
CMS rules require pharmaceutical companies to calculate and report the AMP to CMS. CMS uses this calculation to help determine reimbursements to pharmacies that dispense medicines to Medicaid beneficiaries. Prior to the enactment of this legal requirement in July 2007, CMS typically used the Average Wholesaler Price (AWP) or Wholesaler Acquisition Cost (WAC) in the calculation of federal upper limits. The final rule also rejected requests to postpone the public availability of AMP data. In mid-December 2007, a preliminary injunction was granted, resulting in postponement of the actual implementation of the rule. On December 15, 2010, by agreement of the parties, the injunction was dissolved and the case was dismissed. Further, the Patient Protection and Affordable Care Act, Pub. L. No. 111-148, 124 Stat. 119, § 2503 (2010), amended the statutory definitions of the terms “average manufacturer price” and “multiple source drug” in a manner that materially affects the regulatory definitions of those terms, and changed the manner in which defendants calculate federal upper limits (FULs). On November 15, 2010, CMS issued a final rule that withdrew the regulations defining “average manufacturer price” and “multiple source drug” and the regulation pursuant to which it would have established FULs for multiple source drugs. That final rule became effective December 15, 2010. The Company does not know how the new methodology for calculating FULs, will affect the Company's pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. The Company cannot predict how the sharing of weighted average monthly AMP data and retail survey prices may impact competition in the marketplace.
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
Consumer Product Safety Commission
Under the Poison Prevention Packaging Act (PPPA), the CPSC has authority to designate that dietary supplements and certain pharmaceuticals require child-resistant packaging to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring iron-containing dietary supplements and various pharmaceuticals to have child resistant packaging, and has established rules for testing the effectiveness of child-resistant packaging and for ensuring senior adult effectiveness.
The Consumer Product Safety Improvement Act of 2008 (CPSIA) amended the Consumer Product Safety Act (CPSA) to require that the manufacturer of any product that is subject to any CPSC rule, ban, standard or regulation certify that based on a reasonable testing program the product complies with CPSC requirements. This certification applies to pharmaceuticals and dietary supplements that require child-resistant packaging under the PPPA. The CPSC lifted the stay of enforcement of the certification requirement and the regulation has been in effect since February 9, 2010.
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

State Regulation
Most states regulate foods and drugs under laws that generally parallel federal statutes. The Company is also subject to other state consumer health and safety regulations that could have a potential impact on the Company’s business if the Company is ever found to be non-compliant. Additionally, logistics facilities that distribute generic prescription drugs are required to be registered with certain states. License requirements and fees vary by state.
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
NSF International

NSF is an independent, not-for-profit, non-governmental organization providing risk management services for public health and safety. Its services include standards development, product certification, safety audits, management systems registration and education programs. NSF is accredited by the American National Standards Institute (ANSI), the Occupational Safety and Health Administration and the Standards Council of Canada. These accreditations attest to the competency of services provided by NSF and compliance with established national and international standards for third-party certification.
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
The Company manufacturers, packages and distributes hospital supplies and Rx pharmaceutical, OTC pharmaceutical and nutritional products in Australia. The manufacturing, processing, formulation, packaging, labeling, testing, advertising and sales of these products are subject to regulation by one or more Australian agencies, including the Therapeutic Goods Administration (TGA).

The Company exports OTC pharmaceutical and nutritional products and infant formula to foreign countries. Exporting requirements are regulated by the FDA and, where appropriate, DEA laws, as well as each individual country’s requirements for importation of such products. Each country requires approval of these products through a registration process by that country’s regulatory agencies. Registration requirements include the process, formula, packaging, testing, labeling, advertising and marketing of the products. Each country regulates what is required and may be represented to the public on labeling and promotional material. Approval for the sale of the Company’s products by foreign regulatory agencies may be subject to delays.
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
Employees
As of August 9, 2011, the Company had approximately 8,700 full-time and temporary employees worldwide, including employees from the acquisition of Paddock which was completed on July 26, 2011, who were located as follows:

Country	Total Number of Employees	Number of Employees Covered by Collective Bargaining Agreements
U.S.	5,900	350
Israel	1,000	400
Mexico	890	530
U.K.	500	—
China	140	—
Australia	130	—
Rest of the world	100	10

Item 1A.    Risk Factors.
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
All facilities where Rx and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA cGMPs. All of the Company’s ANDA, NDA and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. All facilities where dietary supplements are manufactured, tested, packaged, stored or distributed must comply with the GMP regulations for dietary supplements. The FDA performs periodic audits to ensure that the Company’s facilities remain in compliance with all applicable regulations. Typically, after the FDA completes its inspection, it may or may not issue the Company a report on Form 483, containing the FDA’s observations of possible violations of cGMP. These violations can range from minor to severe in nature. The degree of severity of the violation is generally determined by the time necessary to remediate the cGMP violation, and any adverse consequences for the consumer of the Company’s drug products. If the deficiency observations are determined to be severe, the FDA may elect to issue a warning letter to the Company. FDA guidelines specify that a warning letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in further enforcement action. In addition to making its concerns public, the FDA could impose sanctions including, among others, fines, product recalls, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, injunctions and civil or criminal prosecution. These enforcement actions, if imposed, could have a material adverse effect on the Company’s operating results and financial condition. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although the Company has internal compliance programs in place that it believes are adequate, the FDA may conclude that these programs do not meet regulatory standards. If compliance is deemed deficient in any significant way, it could have a material adverse effect on the Company’s business.

On April 30, 2010, the Company received a warning letter dated April 29, 2010 from the FDA related to the FDA's November 2009 inspection of the Company's Allegan manufacturing facilities. The Company provided the FDA with a written response to the warning letter, which was accepted by the FDA. In addition, the Company developed a comprehensive plan to review and augment the quality systems and manufacturing operations at the Allegan facilities and implemented the measures outlined in that plan. On March 1, 2011, the Company announced that, as part of the anticipated follow up to the warning letter received on April 30, 2010, the FDA had arrived at its Allegan facilities for re-inspection. On April 12, 2011, the Company announced that the FDA had concluded its re-inspection of the Allegan facilities and had informed the Company that, effective immediately, the Company had an acceptable regulatory status, such that any pending export license and ANDA applications from these facilities will once again be eligible for review and approval. On May 9, 2011, the FDA sent a letter to the Company closing out the warning letter issued to the Company in April 2010, and later posted the closeout date on the FDA Enforcement Website. On July 21, 2011, the Company received the Establishment Report for the March 2011 re-inspection from the FDA, which officially closed the FDA's re-inspection of the Company's Allegan manufacturing facilities.
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

Under the Food and Drug Administration Amendments Act of 2007, the FDA has the power to restrict medications that raise serious safety concerns. This law requires, and provides funding for, the FDA to monitor drugs after they go on the market. In addition, this law requires companies to make public the results of many of their studies. Under this law, the FDA has the authority to require new studies, limit distribution or order label changes. Because of this law, the Company’s ability to bring new and current products to market could be impeded, which could have a negative material impact on the Company’s financial position or results of operations.
The Company’s prescription drug products that are marketed without approved applications must meet certain manufacturing and labeling standards established by the FDA. The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s June 2006 compliance policy guide, titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those marketed as unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. The Company believes that so long as it complies with applicable manufacturing and labeling standards, it will be in compliance with the FDA’s current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual product or group of products. If the FDA were to take a contrary position, the Company may be required to seek FDA approval for these products or withdraw such products from the market. For fiscal 2011, the Company’s annual sales for such unapproved products were approximately $18,000.
In October 2007, the FDA convened a joint meeting of the Pediatric and Nonprescription Drugs Advisory committees to discuss the safety and efficacy of OTC cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. On October 8, 2008, the FDA issued a statement supporting the voluntary action of the Consumer Healthcare Product Association (CHPA), of which the Company is a member, to modify product labels for consumers of OTC cough and cold medicines to state “do not use” in children under four years of age. The Company completed the CHPA recommended revisions to all OTC cough and cold products in April 2010. The FDA has not issued any further guidance about the labeling of OTC cough and cold medicines in children two years of age and older. Sales of the Company’s pediatric cough and cold products could be adversely affected by recommendations resulting from this review.
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
Acetaminophen – The Company manufactures several products that contain the active ingredient acetaminophen, which is indicated as an analgesic. In June 2009, the FDA held a public advisory committee meeting to discuss how to address the potential for liver injury related to the risk of overdose of acetaminophen in both OTC and Rx products. The FDA expressly stated that the risk of developing liver injury to the individual patient who uses the drug according to directions is extremely low and that it is not seeking to remove acetaminophen from the market. However, due to the extensive use of acetaminophen-containing products, the FDA sought guidance from several advisory committees regarding measures to reduce the potential for liver injury associated with acetaminophen use. Measures discussed include, but were not limited to, reducing the maximum single-dose and daily-dose, reducing packaging sizes, and increasing consumer educational efforts regarding such products. At a May 2011 meeting of the FDA's Nonprescription Drugs Advisory Committee and Pediatric Advisory Committee to review efforts to reduce medication errors around the use of single-ingredient pediatric acetaminophen, the FDA joint committees unanimously voted: (1) in support of the addition to the label of weight-based dosing for children ages two to twelve; (2) that the pharmacokinetic (PK), safety and efficacy data would be required to support the addition of new label directions for children six months to two years of age; and (3) that the new labeling for children six months to two years of age include the indication for fever reduction. The committees did not support an indication in labeling for children six months to two years of age for relief of pain; this indication is currently included for children over two years of age. The FDA is reviewing the input it received from the advisory committees and additional comments submitted through the docket. In fiscal 2011, products containing acetaminophen generated revenues of approximately $206,000 for the Company. The Company cannot predict whether the FDA will adopt any recommendations of the advisory committees regarding the sale and use of acetaminophen or whether any such recommendations, if adopted by the FDA, would impact future revenues attributable to these products.
Pseudoephedrine – The Company produces a number of products that contain the active ingredient pseudoephedrine (PSE), which is indicated as a nasal decongestant. PSE has been under scrutiny as an ingredient illegally used to produce methamphetamine. To address this concern, legislation has been enacted at the federal level restricting the sales of PSE products (i.e., Combat Methamphetamine Epidemic Act) and authorizing the DEA to place quotas on the amounts of PSE raw material that can be procured (i.e., the Controlled Substances Act). At the state level, a number of states have introduced or passed legislation placing additional restrictions on the sale of PSE products. In addition, the states of Oregon and Mississippi have moved PSE products to Rx status; many localities have passed similar legislation and a few other states have considered moving PSE products to Rx status. Sales of PSE products by the Company in fiscal 2011 were approximately $59,000. Sales of PSE products could be adversely affected by action at the state or federal level to place additional restrictions on the sale of PSE products.
Phenylephrine – The Nonprescription Drug Advisory Committee met in December 2007 to discuss the efficacy of phenylephrine, an active ingredient used in various cough and cold products as a nasal decongestant. The advisory committee vote recommended that available data “is supportive” of the efficacy of phenylephrine at 10 milligrams. In addition, the advisory committee recommended additional evidence to support the efficacy of a 10 milligram dose of phenylephrine. The recommendations by the advisory committee are not binding on the FDA. It is not known at this time what, if any, further action the FDA or industry will take in response to recommendations of the advisory committee. In fiscal 2011, products containing phenylephrine generated revenues of approximately $67,000. Certain actions by the FDA, such as mandating label and packaging changes, could have an adverse effect on the operating results of the Company.
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
Legislation has been unsuccessfully introduced at the federal level over the past few sessions of Congress that would have, if enacted, generally prohibited the bulk sale of dextromethorphan and also imposed a federal age limit of 18 years old in order to purchase finished products containing dextromethorphan. It is possible that any of the states or the federal government could introduce and pass legislation imposing additional or different restrictions on the sale of dextromethorphan in finished dosage form, such as requiring a minimum age to purchase product. In fiscal 2011, products containing dextromethorphan generated revenues of approximately $95,000. The Company cannot predict whether any of the proposed legislation will be passed or, if it is passed, its impact on future revenues attributable to these products.
The FDA held a meeting of the Drug Safety and Risk Management Advisory Committee on September 14, 2010 to discuss the potential abuse of the drug dextromethorphan and the public health benefits and risks of dextromethorphan use as a cough suppressant in prescription and nonprescription drug products. In a 15-9 vote, an FDA advisory panel voted not to restrict dextromethorphan cough medications to prescription-only. It is possible that the FDA could still recommend in the future that dextromethorphan containing products be considered a scheduled substance, which would remove their status as an OTC product. The Company cannot predict the likelihood of such activity by the FDA and any adverse impact such activity it may have on the Company’s results of operations.

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
Increasing expenditures for health care have been the subject of considerable public attention in North America, Israel and many European countries. Both private and governmental entities are seeking ways to reduce or contain health care costs. In many countries where the Company currently operates, pharmaceutical prices are subject to regulation. In the U.S., numerous proposals that would effect changes in the U.S. health care system and the pharmaceutical industry have been introduced or proposed in Congress and in some state legislatures that could include, but not be limited to, intellectual property, regulatory, antitrust, drug pricing and product liability issues. Similar activities are taking place throughout Europe. As a result of governmental budgetary constraints, the Israel Ministry of Health and the major Israeli health funds have sought to further reduce healthcare costs by, among other things, applying continuous pressure to reduce pharmaceutical prices and inventory levels. The Company cannot predict the nature of the measures that may be adopted, how they will be interpreted by the courts or the administrative agencies charged with enforcing them or their impact on the marketing, pricing and demand for its products.
Federal law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available to the states for the manufacturer’s drugs under Medicaid and Medicare Part B, must enter into a rebate agreement to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under a fee-for-service arrangement. The CMS is responsible for administering the Medicaid rebate agreements between the federal government and pharmaceutical manufacturers. Rebates are also due on the utilization of Medicaid managed care organizations.
The Company has a Medicaid rebate agreement in effect with the federal government. Federal and/or state governments have enacted and are expected to continue to enact measures aimed at reducing the cost of drugs to such governmental payers as well as the public, including the enactment in December 2003 of Medicare legislation that expanded the scope of Medicare coverage to include outpatient drugs (Part D), starting in January 2006, as well as health reform legislation enacted in 2010. Management cannot predict the nature of such measures or their impact on the Company’s profitability. Various states have in recent years also adopted supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates on Medicaid utilization over and above those required under a manufacturer’s federal Medicaid agreement. States also have created drug coverage and corresponding manufacturer rebate programs for non-Medicaid populations, known as state pharmaceutical assistance programs. These rebate programs are generally designed to mimic the federal drug rebate program in terms of how the manufacturer rebates are calculated. Although there are a number of supplemental and state pharmacy assistance rebate programs, for the Company they are insignificant in the aggregate compared to quarterly Medicaid drug rebate obligations.
CMS rules require pharmaceutical companies to calculate and report the AMP to CMS. CMS uses this calculation to help determine reimbursements to pharmacies that dispense medicines to Medicaid beneficiaries. Prior to the enactment of this legal requirement in July 2007, CMS typically used the AWP or WAC in the calculation of federal upper limits. The final rule also rejected requests to postpone the public availability of AMP data. In mid-December 2007, a preliminary injunction was granted, resulting in postponement of the actual implementation of the rule. On December 15, 2010, by agreement of the parties, the injunction was dissolved and the case was dismissed. Further, the Patient Protection and Affordable Care Act, Pub. L. No. 111-148, 124 Stat. 119, § 2503 (2010), amended the statutory definitions of the terms “average manufacturer price” and “multiple source drug” in a manner that materially affects the regulatory definitions of those terms, and changed the manner in which defendants calculate FULs. On November 15, 2010, CMS issued a final rule that withdrew the regulations defining “average manufacturer price” and “multiple source drug” and the regulation pursuant to which it would have established FULs for multiple source drugs. That final rule became effective December 15, 2010. The Company does not know how the new methodology for calculating FULs, will affect the Company's pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. The Company cannot predict how the sharing of weighted average monthly AMP data and retail survey prices may impact competition in the marketplace.
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
The Company understands that maintaining high levels of customer service requires the Company to be able to deliver high quality products to its customers on a timely basis. From time to time, the Company may experience interruptions and challenges to its customer service levels due to a variety of factors that may arise. Recently, as some of the Company's competitors have experienced production problems or have suspended production altogether, the Company has experienced significant increases in the volume of customer orders in certain product categories. Additionally, recent enhancements to the Company's quality assurance systems constrained the pace of some of the Company's production output for a limited period of time. If the Company is unable to maintain adequately high levels of customer service over time, due to these factors or otherwise, the Company may lose market share, and its business and operating results may be materially adversely affected.
If the Company cannot continue to rapidly develop, manufacture and market innovative products that meet customer requirements for performance, safety and cost effectiveness, it may lose market share and its revenues may suffer.
The Company’s future results of operations depend, to a significant degree, upon its ability to successfully commercialize additional OTC and generic prescription drugs and/or innovative pharmaceuticals, infant formulas and API. All pharmaceutical products must meet regulatory standards and/or receive regulatory approvals. The Company must prove that the OTC ANDA and generic prescription products are bioequivalent to their branded counterparts, which typically requires bioequivalency studies or even more extensive clinical trials in the case of topical products. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, may not pass required bioequivalence studies, may be the subject of intellectual property challenges, necessary regulatory approvals may not be obtained in a timely manner, if at all, and the Company may not be able to successfully and profitably produce and market such products. Delays in any part of the process or the Company’s inability to obtain regulatory approval of its products (including products developed by others to which the Company has exclusive marketing rights) could adversely affect operating results by restricting or delaying its introduction of new products. Even upon the successful development of a product, the Company’s customer’s failure to launch a product could adversely affect operating results. The FDA could impose higher standards and additional requirements, such as requiring more supporting data and clinical data than previously required, in order to gain FDA clearance to launch new formulations in to the market. Continuous introductions of new products and product categories are critical to the Company’s business. Product margins may decline over time due to the products’ aging life cycles, changes in consumer choice or developments in drug delivery technology. Therefore, new product introductions are necessary for maintenance of the Company’s current financial condition, and if the Company fails to introduce and market new products, the effect on its financial results could be materially adverse.
The Company’s investment in research and development is expected to increase above recent levels in dollar terms but remain relatively flat as a percentage of sales due to the Company’s ongoing broadening of its OTC ANDA, generic prescription and specialty API product portfolio, as well as several opportunities for new products that are switching from Rx to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party in order to generate new products of this type is a critical element of the Company’s long-term plans. Should the Company fail to attract qualified employees, successfully develop products in a timely manner, or enter into reasonable agreements with third parties, long-term sales growth and profit would be adversely impacted.
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
The Company’s quarterly operating results depend on a variety of factors including, but not limited to, the severity, length and timing of the cough/cold/flu season, the timing of new product approvals and introductions by the Company and its competitors, price competition, changes in the regulatory environment, the magnitude and timing of research and development investments, changes in the levels of inventories maintained by the Company’s customers and the timing of retailer promotional programs. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations in its operating results.
The competitive markets the Company operates in could lead to reduced demand for its products in favor of its competitors’ products, which could negatively impact its sales, gross margin, and prospects.
The markets for OTC pharmaceutical, nutritional, infant formula, generic pharmaceutical and API products are highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. Competition also comes from national brand companies and branded pharmaceutical companies. That competition could be intensified should those companies lower prices or manufacture their own store brand or generic equivalent products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of store brand competitors and the impact of national brand companies lowering prices of their products or operating in the store brand market could have a material adverse impact on financial results. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company’s financial position or results of operations.
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
Affordable high quality raw materials and packaging components are essential to all of the Company’s business units due to the nature of the products the Company manufactures. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, bulk tablets and finished goods purchased by the Company are limited, or are available from one or only a few suppliers. In these situations, increased prices, rationing and shortages can occur. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials, bulk tablets and finished goods. FDA requirements for products approved through the ANDA or NDA process could substantially lengthen the approval of an alternate material source. Certain material shortages and approval of alternate sources could adversely affect financial results. The rapid increase in cost of many raw materials from inflationary forces, such as increased energy costs, and the Company’s ability or inability to pass on these increases to its customers, could have a material impact on the Company’s financial results.
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
In addition, raw materials purchased from third parties, including those from foreign countries, may contain counterfeit ingredients or other adulterants. The Company maintains a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify potential counterfeit ingredients, adulterants and toxic substances. Nevertheless, discovery of previously unknown problems with the raw materials or product manufacturing processes or new data suggesting an unacceptable safety risk associated therewith, could result in a voluntary or mandatory withdrawal of the contaminated product from the marketplace, either temporarily or permanently. Any future recall or removal would result in additional costs to the Company, and may give rise to product liability litigation, either of which could have a material adverse effect on the operating results of the Company.
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

The Company’s products, and the raw materials used to make those products, generally have limited shelf lives. The Company’s inventory levels are based, in part, on expectations regarding future sales. The Company may experience build-ups in inventory if sales slow. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products, thereby increasing the risk of inventory spoilage and corresponding inventory write-downs and write-offs, which may materially and adversely affect the Company’s results of operations. Additionally, the FDA is beginning to scrutinize claims on infant formula labels. Labeling changes required for regulatory compliance could render packaging inventories obsolete. Cargo thefts and/or diversions and economically or maliciously motivated product tampering in store shelves may be experienced from time to time, causing unexpected shortages.
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
Recent court rulings limiting the application of Federal preemption may have an adverse effect on the Company's operations as a result of a potential increase in litigation exposure.
On January 24, 2011, the U.S. Court of Appeals for the Ninth Circuit issued a decision in Gaeta v. Perrigo, reversing a lower court decision that the plaintiff's state law causes of action were preempted by the FFDCA to the extent that they were based on an alleged lack of adequate warning. In its decision, the Ninth Circuit stated that it joined the Fifth and Eighth Circuits in concluding that the U.S. Supreme Court's decision in Wyeth v. Levine, 129 S. Ct 1187 (2009) (concluding that the federal regulatory regime governing pharmaceuticals does not preempt state law failure-to-warn claims against brand name manufacturers) “extends with equal force to claims against generic manufacturers.” On June 10, 2011, the Company filed a Writ of Certioriari with the United States Supreme Court seeking an appeal of the Ninth Circuit's ruling in the Gaeta case. The U.S. Supreme Court recently addressed the issue of whether state law failure-to-warn claims against generic prescription drug manufacturers - for failing to modify their labeling to include warnings that differ from the name-brand equivalent - are automatically preempted by the FDCA's requirement that the label for a generic drug be the “same as” the label for the brand name counterpart in the following three cases from the Fifth and Eighth Circuits: Pliva v. Mensing, 09-993; Actavis v. Mensing, 09-1039; and Actavis v. DeMahy, 09-1501 (collectively, referred to as Pliva v. Mensing). These cases were consolidated for review. On June 23, 2011, in a 5-4 reversal of the decisions of the Fifth and Eighth Circuits, the U.S. Supreme Court issued its decision in Pliva v. Mensing and ruled that state-law tort claims against generic manufacturers were preempted because the federal statutes and federal regulations required the same warning label as that approved by the FDA for the brand-name drug. With the reversal of the decisions of the Fifth and Eighth Circuits, the Company and other manufacturers of generic pharmaceutical products (OTC and Rx) retain their ability to dismiss certain failure-to-warn claims based on federal preemption. At this time, since the Writ for Certiorari in the Gaeta case is still pending, the Company cannot predict the impact of that case on its results of operations.
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

Because the Company depends upon Walmart for a significant portion of its sales, the Company’s sales and income would be adversely affected by an disruption of its relationship with Walmart or any material adverse change in Walmart’s business.
Sales to the Company’s largest customer, Walmart, comprised approximately 22% of fiscal 2011 net sales. Should Walmart’s current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company’s financial position and results of operations. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. If the Company’s relationship with one or more of these other customers changes significantly, it could have a material adverse impact on the Company’s financial position and results of operations.
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
The economies of the United States and the other countries in which the Company produces and markets its products continue to be affected by the economic conditions that began with the financial and credit liquidity crisis in late 2008. Although economic conditions began to improve during fiscal 2011, there continues to be significant uncertainty as to whether this improvement is sustainable. Furthermore, energy costs, geopolitical issues, sovereign debt issues, and the depressed state of global real estate markets have contributed to increased market volatility. Continued market volatility could adversely affect the Company’s stock price, liquidity and overall financial condition.
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
Additionally, decreases in personal incomes may have caused consumers to look for and purchase lower priced products, such as generic store brand products manufactured by the Company, as an alternative to higher priced brand-name products. To the extent that this trend has occurred, the Company’s sales could be negatively affected if economic conditions improve and if consumers were enticed to go back to purchasing higher-priced brand-name products.
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

The Company expects to achieve certain cost savings and synergies from the Paddock acquisition, which was completed subsequent to the Company's fiscal year end on July 26, 2011, when the two companies have fully integrated their portfolios. The realization of certain benefits anticipated as a result of the Paddock acquisition, however, will depend in part on the successful integration of Paddock's business portfolio with the Company's business portfolio. There can be no assurance that Paddock's business can be operated profitably or integrated successfully into the Company's operations in a timely fashion, or at all. The dedication of management resources to such integration may detract attention from the Company's day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transition process or other material adverse effects as a result of these integration efforts.
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
The Company’s ability to bring new products to market is limited by certain patent, trademark and trade dress factors including, but not limited to, the existence of patents protecting brand products for all business segments and the regulatory exclusivity periods awarded on products. The cost and time to develop these prescription and switch products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. The Company may have to defend against charges that it violated patents or proprietary rights of third parties. The Company’s defense against charges that it infringed third party patents or proprietary rights could require the Company to incur substantial expense and to divert significant effort of its technical and management personnel. If the Company is found to have infringed on the rights of others, it could lose its right to develop or manufacture some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.
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
At times, the Company may seek approval to market NDA or ANDA products before the expiration of patents for those products, based upon its belief that such patents are invalid, unenforceable or would not be infringed by its products. As a result, the Company may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, the Company may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision or while an appeal of a lower court decision is pending. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in an “at risk” launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits the Company makes from selling the generic version of the product. By electing to proceed in this manner, the Company could face substantial damages if a final court decision is adverse to the Company. In the case where a patent holder is able to prove that the Company's infringement was “willful” or “exceptional”, the definition of which is subjective, the patent holder may be awarded up to three times the amount of its actual damages. During the second quarter of fiscal 2011, the Company, and its partner Synthon, launched levocetirizine tablets, a generic version of Xyzal® tablets from UCB/Sepracor prior to the expiration of the relevant patent. Synthon and the Company share both the risks and the benefits associated with the at risk launch. During the third quarter of fiscal 2011, two additional competitors received FDA approval and launched generic versions of Xyzal® tablets. Synthon settled its litigation with the brand in the fourth quarter of fiscal 2011, removing the uncertain nature of potential "at risk" damages.
The government programs in Israel in which the Company participates and the tax benefits the Company receives require the Company to meet several conditions and may be terminated or reduced in the future, which would increase the Company’s costs and tax expenses.
The Company has received grants for research and development from the Office of the Chief Scientist in Israel’s Ministry of Industry and Trade. To continue to be eligible for these grants, the Company’s development projects must be approved by the Chief Scientist on a case-by-case basis. If the Company’s development projects are not approved by the Chief Scientist, the Company will not receive grants to fund these projects, which would increase research and development costs. The receipt of such grants subjects the Company to certain restrictions and pre-approval requirements, which may be conditioned on additional royalty payments with rights to transfer intellectual property and/or production abroad. The Company also receives tax benefits, in particular exemptions and reductions, as a result of the approved enterprise status of certain existing operations in Israel. To be eligible for these tax benefits, the Company must maintain its approved enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in itself and its Israeli subsidiaries and by meeting projections provided to the regulatory agencies. If the Company fails to meet these conditions in the future, the tax benefits would be canceled, and the Company could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. If such benefits are reduced or eliminated in the future, the Company’s results of operations will be adversely impacted.
In the third quarter of fiscal 2011, Israel enacted new tax legislation. This legislation reduced the effective tax rate for qualifying entities to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter. Two of the Company's entities will be eligible for this benefit and management currently anticipates electing the new legislation for years beginning after fiscal 2011. If this election is made as anticipated, the above risk will no longer be applicable for the Company for years beginning after fiscal 2011, as the approved enterprise status would no longer be available to the Company.
A significant disruption at any of the Company’s main manufacturing facilities could materially and adversely affect the Company’s business, financial position and results of operations.
The Company’s U.S. operations are concentrated in Michigan, South Carolina, New York, Vermont, Ohio and Florida. Approximately 79% of the Company’s revenues are related to these manufacturing facilities. The Company has concentrated manufacturing facilities in Israel, which comprise approximately 14% of the Company’s revenues. A significant disruption resulting from, but not limited to, fire, tornado, storm, flood, cyber attacks, material supply, insufficient quality, or pandemic at any of the Company’s facilities could impair its ability to develop, produce and/or ship products on a timely basis, which could have a material adverse effect on the Company’s business, financial position and operating results.
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
The Company also relies on trade secrets, unpatented proprietary know-how and continuing technological innovation that it seeks to protect, in part by confidentiality agreements with licensees, suppliers, employees and consultants. If these agreements are breached, the Company may not have adequate remedies for any such breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, trade secrets and proprietary technology may otherwise become known or be independently developed by competitors or, if patents are not issued with respect to products arising from research, the Company may not be able to maintain the value of such intellectual property rights. The Company is also increasing its research and development efforts in countries where risks of improper disclosure of trade secrets and proprietary technology are higher than in the United States and Israel.
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
The Company sources certain key raw materials and finished products from foreign suppliers in countries that include, but are not limited to, Australia, Canada, China, Denmark, India and Mexico. The Company continues to increase its revenues outside the U.S. The Company’s primary markets for the sale of its products outside the U.S. are Canada, Germany, Israel, Mexico, the U.K., China and Australia. The Company may have difficulty in international markets due, for example, to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural bases and political systems and strict adherence to all anti-corruption laws including the United States Foreign Corrupt Practices Act. Violence and crime in Mexico could adversely affect the Company’s manufacturing activities and ability to recruit and retain employees there. Sales to customers outside the U.S. and foreign raw material purchases expose the Company to a number of risks, including unexpected changes in regulatory requirements, possible difficulties in enforcing agreements, longer payment cycles, longer shipping lead-times, inefficient port operations, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic or political instability, embargoes, military hostilities or exchange controls. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.
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
The Company tests goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company’s testing in the 2011 fiscal year resulted in no impairment charges related to goodwill and indefinite-lived intangible assets.
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
The Company anticipates that cash, cash equivalents, investment securities, cash flows from operations and borrowings available under its credit facilities will substantially fund working capital and capital expenditures. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits has been positively influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities. The Company’s current capital structure, results of operations and cash flow needs could be materially impacted by acquisitions.

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

Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties.
The following is a list of the primary facilities owned or leased by the Company and the segment(s) that are generally supported by the facility as of August 9, 2011:

Location	No. of Facilities	Approx. Square Footage		Segments
		Owned	Leased
Michigan	23	2,060,000	460,000	Consumer Healthcare, Nutritionals, Rx Pharmaceuticals
New York	3	—	267,000	Consumer Healthcare, Rx Pharmaceuticals
South Carolina	3	200,000	260,000	Nutritionals
Ohio	1	95,000	—	Nutritionals
Vermont	3	220,000	76,400	Nutritionals
Florida	2	—	118,000	Consumer Healthcare, Nutritionals
Virginia	10	—	40,000	Nutritionals
Minnesota	3	202,000	105,000	Rx Pharmaceuticals
Barnsley, U.K.	1	—	100,000	Consumer Healthcare
Braunton, U.K.	1	223,000	—	Consumer Healthcare
Ramos Arizpe, Mexico	4	198,000	30,000	Consumer Healthcare
Guadalajara Jalisco, Mexico	4	83,000	70,000	Consumer Healthcare
Shanghai, China	3	—	14,000	Nutritionals
Balcatta, Western Australia	1	28,000	—	Consumer Healthcare
Castle Hill, New South Wales	1	—	5,000	Consumer Healthcare
Maharashtra, India	1	240,000	—	API
Hyderabad, India	1	—	8,000	Perrigo India Private Ltd.
Yeruham, Israel	1	203,000	—	Rx Pharmaceuticals
B’nei-Brak, Israel	3	—	130,000	Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic Products(1), API
Ramat Hovav, Israel	1	750,000	—	API
Tel Aviv, Israel	1	—	10,000	API
Petach Tikva, Israel	1	110,000	—	Israel Pharmaceuticals and Diagnostic Products(1)
Ambernath, India	1	240,000	—	API

(1)	Represents operating segment in Other category
All of the facilities above provide manufacturing, logistics and offices to support the respective segment and/or location. The Company leases other minor properties for logistics and offices in the U.S., Israel, Mexico, India and China. The Company considers all of its properties to be well-maintained and suitable for the intended purpose of the facility.

Item 3.    Legal Proceedings.

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including Joseph Papa and Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company's common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value (the ARS), had been purchased from Lehman Brothers Holdings, Inc. (Lehman). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman's bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys' fees.

On June 15, 2009, the Court appointed several purported shareholders of the Company, namely CLAL Finance Batucha

Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company's Audit Committee. The amended complaint asserts many of the same claims and allegations as the original pleading. It also alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had sold the ARS to the Company and had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleges that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman's bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. On September 30, 2010, the Court granted in part and denied in part the motion to dismiss. The Court dismissed the “control person” claims against the members of the Company's Audit Committee, but denied the motion to dismiss as to the remaining claims and defendants. On October 29, 2010, the defendants filed a new motion to dismiss the amended complaint on the grounds that the Co-Lead Plaintiffs (who are the only plaintiffs named in the amended complaint) lack standing to sue under the U.S. securities laws following a recent decision of the United States Supreme Court holding that Section 10(b) of the Exchange Act does not apply extraterritorially to the claims of foreign investors who purchased or sold securities on foreign stock exchanges. The motion to dismiss is pending. On December 23, 2010, a shareholder named Harel Insurance, Ltd. (Harel) filed a motion to intervene as an additional named plaintiff. Although Harel is a non-U.S. investor, it claims to have purchased the Company's common stock on a U.S. exchange. On January 10, 2011, the original plaintiff, Warner, filed a motion renewing his previously withdrawn motion to be appointed as Lead Plaintiff to replace the Co-Lead Plaintiffs. These motions are pending.

On June 2, 2009, a purported shareholder of the Company named Bill Drinkwine filed a purported shareholder derivative complaint in the Circuit Court of Allegan County, Michigan against a number of officers and directors of the Company, including certain of the officers and directors named as defendants in the federal securities suit described above, as well as others. Like the federal securities suit, the state court complaint alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that the ARS had been purchased from Lehman and allegedly “became worthless” when Lehman filed for bankruptcy. The complaint asserted that the officer and director defendants violated their fiduciary duties to the Company by selling shares of their personally-held Perrigo stock during the five-month period between Lehman's bankruptcy filing and the Company's February 3, 2009 disclosure of the write-down of the value of the ARS. The complaint sought to “recover” for Perrigo the proceeds received by the officer and director defendants from such stock sales.

Prior to filing the suit, on March 3, 2009, Mr. Drinkwine made a demand on the Company's Board of Directors that Perrigo bring the suit directly against the accused officers and directors. In response to that demand, the Perrigo Board appointed a committee of all independent, disinterested directors (as defined by the Michigan Business Corporation Act) to investigate Mr. Drinkwine's allegations. The committee retained independent counsel to assist it in that investigation. The committee and its counsel conducted an investigation and concluded that Mr. Drinkwine's allegations were without merit and, consequently, that it would not be in Perrigo's best interests for the suit to go forward. Based on the findings of that investigation, on August 24, 2009, the Company filed a motion to dismiss the complaint pursuant to Section 495 of the Michigan Business Corporation Act, which provides that when a committee of all independent, disinterested directors makes a good faith determination, based upon a reasonable investigation, that the maintenance of a derivative suit would not be in the best interests of the corporation, the court shall dismiss the derivative proceeding. On November 3, 2010, the Court granted the Company's dismissal motion and terminated the case. Mr. Drinkwine did not appeal that ruling.

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

Item 4.    Reserved.

Additional Item.     Executive Officers of the Registrant.
The executive officers of the Company and their ages and positions as of August 9, 2011 were:

Name	Age	Position
Judy L. Brown	43	Executive Vice President and Chief Financial Officer
Thomas M. Farrington	54	Senior Vice President and Chief Information Officer
John T. Hendrickson	48	Executive Vice President, Global Operations and Supply Chain
Scott F. Jamison	55	Executive Vice President, General Manager of Nutritionals
Todd W. Kingma	51	Executive Vice President, General Counsel and Secretary
Sharon Kochan	43	Executive Vice President, General Manager of Rx Pharmaceuticals
Refael Lebel	54	Executive Vice President and President, Perrigo Israel
Jeffrey R. Needham	55	Executive Vice President, General Manager Consumer Healthcare
Joseph C. Papa	55	Chairman, President and Chief Executive Officer
Jatin Shah, Ph.D.	58	Senior Vice President and Chief Scientific Officer
Michael R. Stewart	59	Senior Vice President, Global Human Resources
Louis W. Yu, Ph.D.	61	Senior Vice President, Global Quality and Compliance
Ms. Brown was named Executive Vice President and Chief Financial Officer in July 2006. She served as Vice President and Corporate Controller from September 2004 to July 2006. Previously, Ms. Brown held various senior positions in finance and operations at Whirlpool Corporation from 1998 to August 2004. Ms. Brown is a director of Belden Corporation, an NYSE traded company, that designs, manufactures and markets cable, connectivity and networking products in markets including industrial automation, enterprise, transportation, infrastructure and consumer electronics.
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
Mr. Jamison was named Executive Vice President, General Manager of Nutritionals in January 2011. Before the Company acquired PBM in fiscal 2010, Mr. Jamison had served as PBM's Executive Vice President and General Counsel since the formation of PBM in 1997 and was a key member of the executive team throughout the evolution and growth of PBM. In addition to his legal responsibilities, Mr. Jamison has held senior leadership responsibilities in operations and sales, as well as in new business and product development.
Mr. Kingma was named Executive Vice President in May 2006. He served as Vice President, General Counsel and Secretary from August 2003 to May 2006. Previously, Mr. Kingma held various positions at Pharmacia Corporation from 1991 through August 2003. His last position with Pharmacia Corporation was Vice President and Associate General Counsel, Global Specialty Operations.

Mr. Kochan was named Executive Vice President, General Manager of Rx Pharmaceuticals in March 2007. He served as Senior Vice President of Business Development and Strategy from March 2005 to March 2007. Mr. Kochan was Vice President, Business Development of Agis Industries (1983) Ltd. from July 2001 until the acquisition of Agis by the Company in March 2005.

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
Mr. Papa joined the Company in October 2006 as President and Chief Executive Officer. Mr. Papa was elected as a director in November 2006 and, subsequently, was appointed as Chairman of the Board of Directors in October 2007. Previously, Mr. Papa served from December 2004 to October 2006 as Chairman and Chief Executive Officer of the Pharmaceutical and Technologies Services segment of Cardinal Health, Inc. Prior to that position, he served as President and Chief Operating Officer of Watson Pharmaceuticals, Inc. from November 2001 to November 2004. Additionally, Mr. Papa has held management positions at DuPont Pharmaceuticals, Pharmacia Corporation, G.D. Searle & Company and Novartis AG. Mr. Papa is a director of Smith & Nephew, a developer of advanced orthopedic medical devices.
Dr. Shah was named Senior Vice President and Chief Scientific Officer in June 2005. He served as Vice President of Research and Development for Rx products from February 2004 to June 2005. Previously, Dr. Shah held various senior positions in Research and Development at Mayne Pharma (known previously as Faulding Pharmaceuticals) from June 1996 to January 2004.
Mr. Stewart was named Senior Vice President, Global Human Resources in September 2004. He served as Vice President, Human Resources from July 1993 to September 2004. Mr. Stewart began his employment with Perrigo in August 1981.
Dr. Yu joined the Company in November 2006 as Senior Vice President, Global Quality and Compliance. Previously, Dr. Yu served from October 2005 to October 2006 as Vice President, Quality at CV Therapeutics Inc. Prior to that position, he served as Global Head of Quality & Compliance for Forest Laboratories, Inc. from April 1999 to October 2005. He served as the Vice President, Quality & Compliance for Solvay Pharmaceuticals between October 1996 and March 1999. Currently, he is associated with the University of Wisconsin, serving as Adjunct Professor, Extension Services in Pharmacy, School of Pharmacy.

PART II.
(Dollar and share amounts in thousands, except per share amounts)

Item 5.    Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock was first quoted and began trading on the NASDAQ Stock Market on December 17, 1991, and now trades on the NASDAQ Global Select Market (NASDAQ) under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd. (Agis), the Company’s common stock also began trading on the Tel Aviv Stock Exchange (TASE) on March 16, 2005.
Set forth below are the high and low prices for the Company’s common stock as reported on NASDAQ for the last eight quarters:

	Fiscal Year
	2011		2010
NASDAQ	High	Low	High	Low
First Quarter	$67.49	$54.58	$32.94	$25.91
Second Quarter	$68.38	$58.25	$40.94	$31.69
Third Quarter	$77.96	$62.31	$58.67	$37.46
Fourth Quarter	$92.30	$76.10	$64.66	$53.10
The number of record holders of the Company’s common stock as of August 9, 2011 was 857.

The graph below shows a five-year comparison of cumulative total return for the Company with the cumulative total returns for the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. Data points are, for the Company, the last day of each fiscal year and, for the indices, June 30 of each year. The last day of the Company’s fiscal year for fiscal years 2006 through 2011 is noted in each of the columns below. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PERRIGO COMPANY, THE NASDAQ STOCK MARKET (U.S.) INDEX,
AND THE NASDAQ PHARMACEUTICAL INDEX

DOLLARS
$600
$500
$400
$300
$200
$100
$0
Perrigo Company
NASDAQ Composite
NASDAQ Pharmaceutical
7/1/2006
6/30/2007
6/28/2008
6/27/2009
6/26/2010
6/25/2011

	7/1/2006	6/30/2007	6/28/2008	6/27/2009	6/26/2010	6/25/2011
Perrigo Company	$100	$123	$206	$177	$379	$552
NASDAQ Composite	$100	$122	$108	$87	$100	$133
NASDAQ Pharmaceutical	$100	$105	$101	$96	$96	$127
* $100 invested on July 1, 2006 in stock or index - including reinvestment of dividends
Indexes calculated on month-end basis.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $25,303, $22,329 and $19,957 or $0.2725, $0.2425 and $0.2150 per share during fiscal 2011, 2010 and 2009, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
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
The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2011	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$—
March 27 to April 30	—	$—	—	$—
May 1 to May 28	0.3	$87.43	—	$—
May 29 to June 25	—	$—	—	$—
Total	0.3		—

 (1) Private party transactions accounted for the purchase of 0.3 shares in the period from May 1 to May 28.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. For all years presented, the consolidated statements of income and consolidated balance sheet data set forth in this Form 10-K have been adjusted for the retrospective application of the voluntary change in accounting principle to eliminate the one-month reporting lag for the Company's foreign subsidiaries, as well as for the reclassification of discontinued operations information, unless otherwise noted. See Note 1 and Note 3 to the consolidated financial statements in Item 8 for additional information on the voluntary change in accounting principle and on discontinued operations, respectively. The consolidated statement of income data set forth below with respect to the fiscal years ended June 25, 2011, June 26, 2010 and June 27, 2009 and the consolidated balance sheet data at June 25, 2011 and June 26, 2010 are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 28, 2008 and June 30, 2007 and the consolidated balance sheet data for the Company at June 27, 2009, June 28, 2008 and June 30, 2007 are derived from audited consolidated financial statements of the Company not included in this report.

	Fiscal Year
	2011(1)	2010(1)(2)(3)		2009(1)(2)(4)	2008(2)(5)	2007(2)(6)
Statement of Income Data
Net sales	$2,755,029	$2,268,150		$2,005,590	$1,727,480	$1,367,717
Cost of sales	1,810,159	1,521,917		1,408,490	1,211,983	1,003,459
Gross profit	944,870	746,233		597,100	515,497	364,258
Operating expenses
Distribution	34,684	28,322		24,090	25,276	23,543
Research and development	89,250	83,515		76,783	72,788	66,154
Selling and administration	329,698	269,974		231,813	219,576	171,571
Subtotal	453,632	381,811		332,686	317,640	261,268
Write-off of in-process research and development	—	19,000	2,786	279	2,786	8,252
Restructuring	1,033	9,523	2,312	14,647	2,312	879
Total	454,665	410,334		347,612	322,738	270,399

Operating income	490,205	335,899		249,488	192,759	93,859
Interest, net	42,312	28,415		26,995	18,134	15,383
Other expense (income), net	(2,661)	(1,165)		1,108	(1,562)	(4,146)
Investment impairment	—	—		15,104	—	—
Income from continuing operations before income taxes	450,554	308,649		206,281	176,187	82,622
Income tax expense	109,996	84,215		63,452	37,376	13,558
Income from continuing operations	340,558	224,434		142,829	138,811	69,064
Income (loss) from discontinued operations, net of tax	(1,361)	(635)		2,704	(4,561)	1,188
Net income	$339,197	$223,799		$145,533	$134,250	$70,252
Basic earnings from continuing operations per share	$3.69	$2.46		$1.55	$1.49	$0.75
Diluted earnings from continuing operations per share	$3.64	$2.42		$1.53	$1.46	$0.74
Basic earnings per share	$3.67	$2.45		$1.58	$1.44	$0.76
Diluted earnings per share	$3.63	$2.41		$1.55	$1.41	$0.75
Weighted average shares outstanding:
Basic	92,313	91,399		92,183	93,124	92,230
Diluted	93,529	92,845		93,629	95,210	93,807
Dividends declared per share	$0.2725	$0.2425		$0.215	$0.195	$0.178

(1)	See Item 7 for management's discussion of results of operations.

(2)
Financial data has been retrospectively adjusted due to the voluntary change in accounting principle to eliminate the one-month reporting lag for the Company's foreign subsidiaries. See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the voluntary change in accounting principle.

(3)	Includes the results of operations for Orion and PBM for the four and two months ended June 26, 2010, respectively.

(4)
Includes the results of operations for JBL and Unico for the nine and eight months ended June 27, 2009, respectively, as well as the results of operations for Diba for the nine months ended June 27, 2009.

(5)	Includes the results of operations for Galpharm for the six months ended June 28, 2008.
(6)Includes the results of operations for Glades for the three months ended June 30, 2007.

	June 25, 2011	June 26, 2010(1)	June 27, 2009(1)	June 28, 2008(1)	June 30, 2007(1)
Balance Sheet Data
Cash and current portion of investment securities	$310,104	$110,324	$317,640	$337,424	$65,643
Restricted cash	—	400,000	400,000	400,000	422,000
Working capital, excluding cash and current portion of investment securities	462,679	367,863	303,905	302,273	245,993
Property and equipment, net	507,308	448,583	352,342	333,507	310,821
Goodwill and other indefinite-lived intangible assets	644,902	618,042	267,458	275,954	189,158
Other intangible assets, net	567,573	587,000	210,544	219,599	148,983
Total assets	3,189,221	3,109,003	2,422,053	2,542,402	1,895,587
Long-term debt, less current portion	875,000	935,000	875,000	894,511	649,198
Shareholders’ equity	1,530,987	1,093,940	916,656	914,365	732,762
(1) Financial data has been retrospectively adjusted due to the voluntary change in accounting principle to eliminate the one-month reporting lag for the Company's foreign subsidiaries. See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the voluntary change in accounting principle.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
Perrigo Company (the Company) traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 40 billion oral solid doses and several hundred million liquid doses, as well as dozens of other product forms, each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories primarily in the U.S., U.K., Mexico, Israel and Australia, as well as certain other markets throughout the world, including Canada, China and Latin America.
Segments – The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment.
The Consumer Healthcare segment is the world’s largest store brand manufacturer of over-the-counter (OTC) pharmaceutical products. This business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their annual healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico. The Company's market share of store brand private label OTC products has grown in recent years as new products, retailer efforts and economic events have directed consumers to the value of store brand product offerings.
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
The Nutritionals segment manufactures, markets and distributes infant formula products, infant and toddler foods, vitamin, mineral and dietary supplement (VMS) products, and oral electrolyte solution products to retailers and consumers in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets products that are comparable in quality and effectiveness to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act. Store brands, which are value priced and offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration (FDA) nutritional requirements as the national brands.
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription (Rx) drugs in the U.S. The Company defines this portfolio as predominantly “extended topical” in nature as it encompasses a broad array of topicals including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions and solutions. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have more difficult to develop formulations and cost much more to complete. In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 200 ORx® products that are reimbursable through many health plans and Medicaid and Medicare programs. When prescribed by a doctor or other healthcare professional, ORx® products offer consumers safe and effective remedies that provide an affordable alternative to the higher out-of-pocket costs of traditional OTC products. The Company’s ORx® strategy is to register OTC products for reimbursement through public and private health plans, as well as leverage its portfolio and pipeline of OTC products for generic substitution when appropriate. The recent acquisition of Paddock Laboratories, Inc. (Paddock), which closed subsequent to the Company's fiscal year end on July 26, 2011, expanded the Company’s generic Rx product offering, pipeline and scale.
The API segment develops, manufactures and markets active pharmaceutical ingredients (API) used worldwide by the generic drug industry and branded pharmaceutical companies. The strategy of the API segment is to focus development efforts on the synthesis of less common molecules for its customers, as well as for the more complex products within the Consumer Healthcare and Rx Pharmaceuticals development pipelines. This segment is undergoing a strategic platform transformation, moving certain production from Israel to the acquired API manufacturing facility in India to allow for lower cost production and to create space for other, more complex production in Israel. The fiscal 2010 sale of the Company’s facility in Germany also supports this footprint change.
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
Principles of Consolidation – The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Prior to June 27, 2010, the Company’s consolidated results of operations and financial position included the financial results of its U.K., Mexico, Germany and Israel subsidiaries on a twelve-month period ending in May, resulting in a one-month reporting lag when compared to the remainder of the Company.
Starting June 27, 2010, the reporting year-end of these foreign operations was changed from May to June. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in technology, ERP systems and personnel to enhance its financial statement close process. The Company believes this change is preferable because financial information of all operating units is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available. The Company’s financial statements for periods prior to fiscal 2011 have been adjusted to reflect the period-specific effects of applying this change in accounting principle. This change resulted in a cumulative effect of an accounting change of $1,602, net of income tax effect, to retained earnings as of June 29, 2008. The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized in

Note 1 of the Notes to Consolidated Financial Statements.
The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal years 2011, 2010 and 2009 were comprised of 52 weeks and ended June 25, 2011, June 26, 2010 and June 27, 2009, respectively. Fiscal 2012 will be comprised of 53 weeks ending June 30, 2012. As a result, the Company's operating results for fiscal 2012 will include results related to this additional week.
Current Year Results – Net sales from continuing operations for fiscal 2011 were $2,755,029, an increase of 21% over fiscal 2010. The increase was driven primarily by approximately $304,000 of net sales attributable to the acquisitions of PBM and Orion Laboratories Pty., Ltd. (Orion) and new product sales of approximately $192,000. Gross profit of $944,870 was an increase of 27% over fiscal 2010. The gross profit percentage in fiscal 2011 was 34.3%, which is higher than the fiscal 2010 gross profit percentage of 32.9% due primarily to new products and the acquisition of PBM in fiscal 2011. Operating expenses were $454,665, an increase of 11% over fiscal 2010, due primarily to the impact of acquisitions. As a percentage of net sales, operating expenses were 16.5%, down from 18.1% in fiscal 2010. Income from continuing operations was $340,558, an increase of 52% over fiscal 2010. Net income was $339,197, an increase of 52% over fiscal 2010. New products, strong demand for the Company’s OTC products, strategic acquisitions and strict cost management all contributed to the record growth in fiscal 2011.
Cash flow from operations of $373,961 was also an historic record as a result of the Company's growth of net income.
Further details related to current year results are included below under Results of Continuing Operations.
Growth Strategy and Strategic Transactions
Management expects to continue to grow the Company both organically and inorganically. The Company continually reinvests in its own R&D pipeline and at the same time also works with partners as necessary to strive to be first to market with new products. Recent years have seen strong organic growth as a series of very successful new products have been launched in Consumer Healthcare. Inorganic growth is expected to be achieved through continued expansion into adjacent products, product categories and channels, as well as new geographic markets. While ever-conscious of the challenges associated with the current economic environment, the Company continues to identify opportunities to grow and at the same time positions itself to address the uncertainties that lie ahead. In fiscal 2011, the Company continued its strategic growth in adjacent product categories with the announcement of the Paddock acquisition in January 2011 and entered into an exclusive agreement with AgaMatrix in February 2011 to sell and distribute blood glucose monitors and test strips in the U.S. store brand channel. The Paddock acquisition, which was completed subsequent to fiscal 2011, expanded the Company’s generic Rx product offering, pipeline and scale. Fiscal 2011 geographic expansion included the commencement of OTC infant formula sales to Costco in Canada, along with continued regulatory progress related to the Company's recent acquisition of Orion Laboratories in Australia, where the Company received, in various forms, over 100 product approvals from the TGA with another 75 pending.
Strategic Evaluations and Transformations
The Company’s management evaluates business performance using a Return on Invested Capital (ROIC) metric. This includes evaluating the performance of business segments, manufacturing locations, product categories and capital projects. Business segments' performance is expected to meet or exceed the Company’s weighted average cost of capital (WACC) each year. All potential acquisition targets are evaluated on whether they have the capacity to deliver an ROIC in excess of 2 to 2.5 percentage points over the Company's WACC within three years. Capital expenditures and large projects are required to demonstrate that they will contribute positively on ROIC in excess of the Company’s WACC.
As part of this annual strategic review of consolidated ROIC, in March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business, which were previously reported as part of the Company's Other category, have been classified as discontinued operations in the consolidated financial statements for all periods presented. The sale was completed in the third quarter of fiscal 2010. After the finalization of post-closing working capital adjustments in the third quarter of fiscal 2011, the sale resulted in a pre-tax loss of $1,407. Unless otherwise noted, amounts and disclosures throughout Management's Discussion and Analysis relate to the Company’s continuing operations. See Note 3 of the the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.
Also, in the fourth quarter of fiscal 2009, the Company evaluated the API business in the context of the expected future competitive dynamics in API and the Company’s strategic focus on specialty molecules and vertical integration. Management determined that the German API facility was no longer competitive from a global cost position. At that time, the Company did not anticipate that there would be a viable market for the sale of this facility and related operations, and accordingly, the Company planned to cease all operations at the facility during the first quarter of fiscal 2011. During the third quarter of fiscal 2010, however, the Company was approached by an external party who offered to buy the German API facility and related operations from the Company. Subsequent to the third quarter of fiscal 2010, the Company signed an agreement and closed the transaction with the third-party buyer for the sale of the German API facility and related operations. As part of its German restructuring plan, the Company incurred net charges of $6,775 and $2,049 in the third and fourth quarters of fiscal 2010, respectively. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the sale of the German API facility and related operations.
To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited, an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin in the second half of fiscal 2012 and will include certain API products currently manufactured in Israel and those that had been manufactured in Germany.
Refer to Item 1. – Business for additional information regarding each of these strategic transactions.
Capital and Liquidity
The Company’s goal in managing its capital structure is to provide sufficient liquidity to enable it to pursue its business goals and objectives while optimizing long-term flexibility. Over its recent history, the Company has placed increased focus on the importance of funding a majority of its core objectives through cash flows from operations. Management is incented to achieve improved cash flows from operations through individual segment operating income and working capital targets and strives to achieve annual cash flows from operations greater than net income. Historically, the Company has targeted capital expenditures at a level to approximate annual depreciation expense. Capital expenditures for fiscal 2011 were at higher levels to allow for capacity expansion, quality and technology investments, API strategic transformations and integration of acquisitions. Capital expenditures for fiscal 2012 are expected to be at or slightly above fiscal 2011 levels to allow for continued manufacturing productivity and capacity projects, quality and technology investments, investments at newly acquired entities, market driven packaging changes and the API expansion into India. The Company has historically provided shareholder return of capital through its dividend policy, payments under which have increased steadily over recent years. Share repurchases authorized by the Company’s Board of Directors are evaluated against alternative uses of cash, such as acquisitions and debt repayments, and when approved are typically made at levels to help offset the dilutive effects of share-based compensation awards. Refer to the Financial Condition, Liquidity and Capital Resources and Results of Operations sections below for a more detailed discussion of the Company’s capital and liquidity.

Events that May Impact Future Results
Subsequent to the Company's fiscal year end, on July 26, 2011, the Company completed the acquisition of substantially all of the assets of privately-held Paddock for approximately $547,000 in cash. The Company funded the transaction using a new $250,000 five-year term loan, $212,000 of cash on hand and $85,000 from its accounts receivable securitization program. As of the end of the fourth quarters of fiscal 2011, the Company had incurred $2,560 of acquisition costs, of which $1,315, $695 and $550 were expensed in operations in the second, third and fourth quarter of fiscal 2011, respectively. Headquartered in Minneapolis, Minnesota, Paddock is a manufacturer and marketer of generic Rx pharmaceutical products. As part of closing the acquisition, the Company divested a small portfolio of generic pharmaceutical products in response to the Federal Trade Commission (FTC) review. The acquisition expanded the Company’s generic Rx product offering, pipeline and scale and is expected to add over $200,000 in sales on an annual basis.
On June 29, 2010, the Company announced that it had acquired the exclusive sales and distribution rights to certain OTC store brand products that are generic equivalents of Allegra® and Allegra D-12® from Teva Pharmaceutical Industries Ltd. (Teva). Teva had previously settled its patent litigation with the brand (Sanofi-Aventis) and obtained a license to market these products. On January 25, 2011, Sanofi-Aventis announced that the FDA had approved the switch of its Allegra® line of products from an Rx to OTC marketing authorization. The Company’s partner, Teva, was responsible for seeking the necessary OTC approvals from the FDA to enable the launch of fexofenadine 60 mg and 180 mg tablets, and the fexofenadine/pseudoephedrine 12-hour product. In April 2011, Teva obtained approval for both dosages and the Company launched store brand fexofenadine 180 mg tablets. The Company currently expects to launch store brand fexofenadine 60 mg tablets during first quarter of fiscal 2012. The Company expects that the launch of store brand fexofenadine products will have a positive impact to both sales and gross margin in the Consumer Healthcare segment for fiscal 2012.
Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. On February 2, 2010, the Company announced that it would exclusively supply Teva with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S., and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an Abbreviated New Drug Application (ANDA) that contained a Paragraph IV certification for Temodar® and is eligible to receive 180-day Hatch-Waxman statutory exclusivity to market this product in the U.S. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. On March 1, 2010, the FDA granted final approval to the Teva ANDA, but Teva did not launch the product at that time. Merck appealed the ruling and on November 9, 2010, the appeals court reversed the trial decision, preventing the launch of the Teva product. Teva filed a petition for the entire appeals court to rehear the case, and on February 29, 2011 the court denied the motion. Teva is considering whether to appeal the appeals court ruling to the United States Supreme Court. By agreement reached between Teva and Merck, Teva will not be able to launch the product until August 2013, except in limited circumstances. The Company expects its share in the profits of the product could have a material positive impact on its operating results; however, the magnitude and timing of the profits the Company could realize are uncertain and are subject to factors beyond the Company’s control, including, but not limited to, the timing of the product launch date by Teva in the U.S.
Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of their products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which has continued through the fourth quarter of fiscal 2011, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s sales. To the extent that products from this key competitor remain absent from the market in fiscal 2012, this could continue to benefit the Company’s Consumer Healthcare sales and results of operations. At this time, the Company cannot predict when products from this competitor will make a full return to the market.

RESULTS OF OPERATIONS
The Company’s consolidated statements of income, expressed as a percent of net sales, are presented below:

	Fiscal Year
	2011(1)	2010(1)	2009(1)
	%	%	%
Net sales	100.0	100.0	100.0
Cost of sales	65.7	67.1	70.2
Gross profit	34.3	32.9	29.8
Operating expenses
Distribution	1.3	1.2	1.2
Research and development	3.2	3.7	3.8
Selling and administration	12.0	11.9	11.6
Subtotal	16.5	16.8	16.6
Write-off of in-process research and development	—	0.8	0.0
Restructuring	0.0	0.4	0.7
Total	16.5	18.1	17.3
Operating income	17.8	14.8	12.4
Interest and other, net	1.4	1.2	1.4
Investment impairment	—	—	0.8
Income from continuing operations before income taxes	16.4	13.6	10.3
Income tax expense	4.0	3.7	3.2
Income from continuing operations	12.4	9.9	7.1
Income (loss) from discontinued operations, net of tax	(0.0)	(0.0)	0.1
Net income	12.3	9.9	7.3

(1)	The sum of individual percentages may not equal due to rounding.

Consumer Healthcare

	Fiscal Year
	2011	2010	2009
Net sales	$1,684,938	$1,573,749	$1,412,550
Gross profit	$531,390	$523,409	$443,697
Gross profit %	31.5%	33.3%	31.4%
Operating expenses	$238,293	$219,732	$203,649
Operating expenses %	14.1%	14.0%	14.4%
Operating income	$293,097	$303,677	$240,048
Operating income %	17.4%	19.3%	17.0%

Net Sales
Net sales for fiscal 2011 increased 7% or $111,189 compared to fiscal 2010. The increase was due primarily to an increase in sales of existing products of approximately $51,000, primarily in the analgesics and cough/cold categories, along with new product sales of approximately $54,200, primarily in the analgesics, gastrointestinal, feminine hygiene, smoking cessation and cough/cold categories. In addition, incremental net sales attributable to the acquisition of Orion were approximately $21,700. These combined increases were partially offset by a decline of $22,000 in sales of existing products, primarily in the contract manufacturing and gastrointestinal categories. International sales of existing products in the U.K. and Mexico increased approximately $6,000. The changes discussed above also reflect the impact of favorable changes in foreign currency exchange rates, which increased net sales by approximately $6,900.
Net sales for fiscal 2010 increased 11% or $161,199 compared to fiscal 2009. The increase was comprised of approximately $160,000 of domestic sales and $1,500 in international sales. The domestic increase resulted from approximately $46,400 in incremental sales from the acquisitions of Orion, J.B. Laboratories (JBL) and Unico Holdings, Inc. (Unico), new product sales of approximately $61,000, along with higher unit sales of existing products in the gastrointestinal, cough/cold and analgesics categories of approximately $60,200. These combined domestic increases were partially offset by a decline of $7,700 in sales of existing products primarily in the feminine hygiene and smoking cessation categories. The slight increase in international sales was driven primarily by new product sales of $4,700 and incremental sales of $1,900 from the acquisition of Laboratorios Diba, S.A. (Diba). These increases were partially offset by unfavorable changes in foreign currency exchange rates, which reduced net sales by approximately $4,400.
Gross Profit
Gross profit for fiscal 2011 increased 2% or $7,981 compared to fiscal 2010. The increase was due primarily to gross profit attributable to the increase in sales of existing products of approximately $9,000, gross profit contribution on new product sales and incremental gross profit of approximately $9,500 attributable to the Orion acquisition. These increases were partially offset by higher manufacturing and inventory costs related to ongoing continuous improvement initiatives at the Michigan facilities, which resulted in a 180 basis point decrease in the fiscal 2011 gross profit percentage.
Gross profit for fiscal 2010 increased 18% or $79,712 compared to fiscal 2009. The increase resulted from a favorable mix of products sold domestically within the gastrointestinal, analgesics and cough/cold categories, which added approximately $42,200 of gross profit, higher gross profit contributions from new product sales, $10,000 of lower inventory costs and incremental gross profit of $11,900 from the acquisitions of Orion, JBL, Unico and Diba. Fiscal 2009 gross profit was unfavorably impacted by a $2,923 charge to cost of sales related to the step-up in value of inventory acquired in the JBL, Unico and Diba acquisitions and a $1,600 fixed asset impairment charge.
Operating Expenses
Operating expenses for fiscal 2011 increased 8% or $18,561 compared to fiscal 2010. The increase, which included $12,600 of incremental operating expenses from the acquisition of Orion, was related primarily to increases in selling expenses of $10,000, administrative expenses of $2,900 and research and development expenses of $2,300. Selling expenses increased due primarily to higher spending on sales and marketing promotions, along with the incremental selling expenses of Orion. The increase in administrative expenses was driven primarily by the incremental administrative expenses of Orion and an increase in bad debt expenses. Research and development expenses increased primarily as a result of the timing of clinical trials and incremental expenses of Orion. Fiscal 2011 included restructuring costs of $1,033 related to the Company's Florida production facility.
Operating expenses for fiscal 2010 increased 8% or $16,083 compared to fiscal 2009. The increase was related primarily to higher administrative expenses of $5,600 and research and development costs of $5,300. In addition, distribution and selling expenses increased a combined $5,100. The majority of the increase in administrative costs was attributable to the Orion acquisition and an increase in variable incentive and profit sharing-based compensation related to the Company’s performance, offset slightly by a decrease in bad debt expense. The increase in research and development costs was driven primarily by higher material purchases, litigation expenses and the inclusion of the Orion acquisition. Selling and distribution expenses increased due primarily to the inclusion of expenses related to Orion, JBL, Unico and Diba, higher promotional and marketing spending and higher variable expenses due to increased sales volumes. As a percentage of net sales, fiscal 2010 operating expenses decreased 40 basis points compared to fiscal 2009.

Nutritionals

	Fiscal Year
	2011	2010	2009
Net sales	$503,349	$259,275	$226,436
Gross profit	$159,352	$38,604	$16,696
Gross profit %	31.7%	14.9%	7.4%
Operating expenses	$91,312	$36,347	$23,281
Operating expenses %	18.1%	14.0%	10.3%
Operating income (loss)	$68,040	$2,257	$(6,585)
Operating income (loss) %	13.5%	0.9%	(2.9)%

Net Sales
Net sales for fiscal 2011 increased 94% or $244,074 compared to fiscal 2010. The increase was due primarily to incremental sales attributable to the PBM acquisition of approximately $282,600, of which $8,800 related to new product sales. In addition, new product sales in the VMS category were approximately $7,700. These combined increases were partially offset by a decline of $46,000 in sales from existing products due primarily to the continued efforts around stock-keeping units (SKU) rationalization within the VMS category.
Net sales for fiscal 2010 increased 15% or $32,839 compared to fiscal 2009. The increase was due primarily to additional sales of approximately $39,600 attributable to the fiscal 2010 acquisition of PBM, along with new product sales of approximately $4,500 in the VMS category. These increases were partially offset by a decrease in sales of existing products of approximately $11,500 in the VMS category.
Gross Profit
Gross profit for fiscal 2011 increased 313% or $120,748 compared to fiscal 2010. The substantial increase resulted primarily from the incremental gross profit attributable to the fourth quarter fiscal 2010 acquisition of PBM. Fiscal 2010 included a charge to cost of sales of $9,402 related to the step-up in value of inventory acquired in the PBM acquisition. In addition, gross profit from the VMS category improved by approximately $2,000 as a result of improvements in operational efficiencies and lower material costs. The large increase in the fiscal 2011 gross profit percentage compared to fiscal 2010 was due primarily to the acquisition of PBM, along with the operational improvements within the VMS category.
Gross profit for fiscal 2010 increased 131% or $21,908 compared to fiscal 2009. The increase was due primarily to improved gross profit in the existing VMS category through pricing improvements on select products and improved operational efficiency, along with the incremental gross profit attributable to the fourth quarter fiscal 2010 acquisition of PBM. Fiscal 2010 included a charge to cost of sales of $9,402 related to the step-up in value of inventory acquired in the PBM acquisition.
Operating Expenses
Fiscal 2011 operating expenses increased 151% or $54,965 compared to fiscal 2010 due primarily to the operating expenses attributable to the fourth quarter fiscal 2010 acquisition of PBM, offset slightly by a decrease in administrative and selling expenses associated with the VMS product category.
Fiscal 2010 operating expenses increased 56% or $13,066 compared to fiscal 2009 due primarily to the operating expenses attributable to the fourth quarter fiscal 2010 acquisition of PBM, along with and increased administrative and selling expenses associated with the VMS product category.

Rx Pharmaceuticals

	Fiscal Year
	2011	2010	2009
Net sales	$343,717	$237,569	$163,947
Gross profit	$163,372	$108,128	$61,712
Gross profit %	47.5%	45.5%	37.6%
Operating expenses	$43,008	$59,625	$34,125
Operating expenses %	12.5%	25.1%	20.8%
Operating income	$120,364	$48,503	$27,587
Operating income %	35.0%	20.4%	16.8%

Net Sales
Net sales for fiscal 2011 increased 45% or $106,148 compared to fiscal 2010. This increase was due primarily to new product sales of $81,100 largely related to sales of imiquimod cream, the generic version of Aldara® cream, through the Company's partnership agreement with Graceway Pharmaceuticals, LLC, levocetirizine tablets and adapalene cream, the generic versions of Xyzal® tablets and Differin® cream, respectively. This increase was also due in part to favorable pricing on select products, along with an increase in sales volumes on the Company’s existing portfolio driven by increased customer demand on key products.
Net sales for fiscal 2010 increased 45% or $73,622 compared to fiscal 2009. This increase was due primarily to new product sales of $34,600, largely related to sales of the generic versions of Aldara® and Evoclin®. This increase was also due to increased sales of existing products of $29,700, attributed primarily to increased revenue of approximately $16,000 as a result of competitor quality issues and a lower degree of pricing pressure as compared to the prior year. This increase was also due in part to increased service and royalty revenue related to the Company’s collaboration agreement with Teva discussed below.
On July 31, 2009, Teva received FDA final approval for its ANDA for triamcinolone acetonide nasal spray, a generic to Nasacort® AQ product marketed by Sanofi-Aventis. This event triggered milestone payments for the Company that resulted in the recognition of $11,500 and $9,000 of revenue in fiscal 2010 and 2011, respectively. The product, which is being supplied by the Company, was launched by Teva in June 2011, at which time the Company began recording its share of the net profits from Teva's product sales. Previously, the Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009, resulting in the recognition of $2,500 of revenue.
Gross Profit
Gross profit for fiscal 2011 increased 51% or $55,244 compared to fiscal 2010. This increase was due primarily to gross profit of approximately $34,000 attributable to new product sales, favorable pricing on select products, and gross profit from higher sales volumes of existing products. The fiscal 2011 gross profit percentage increased 200 basis points compared to fiscal 2010 as a result of higher gross margins on new product sales and favorable pricing on select products.
Gross profit for fiscal 2010 increased 75% or $46,416 compared to fiscal 2009. This increase resulted primarily from higher sales volumes on existing products, the increase in service and royalty revenue related to the Company’s collaboration agreement with Teva, as discussed above, and gross profit attributable to the new product sales of the generic versions of Aldara® and Evoclin®. This increase was also the result of a lower degree of pricing pressures as compared to the prior year, as well as improved operational efficiencies.
Operating Expenses
Fiscal 2011 operating expenses decreased 28% or $16,617 compared to fiscal 2010 due primarily to a decrease in research and development costs of approximately $20,500, slightly offset by an increase in selling and administration costs of approximately $4,000. The decrease in research and development costs was due primarily to the absence of costs of the ANDAs acquired from KV Pharmaceutical and Novel Laboratories, Inc. (Novel) in the first and fourth quarters of fiscal 2010, respectively, along with lower regulatory litigation costs. The increase in selling and administration costs was driven by higher employee-related expenses.

Fiscal 2010 operating expenses increased 75% or $25,500 compared to fiscal 2009 due primarily to increased research and development costs of $19,000 due to the ANDAs acquired from KV Pharmaceutical and Novel in the first and fourth quarters of fiscal 2010, respectively. This increase was also the result of increased selling and administrative expenses of $2,500 due to higher variable incentive-related wages and benefits.
API

	Fiscal Year
	2011	2010	2009
Net sales	$155,717	$139,980	$135,731
Gross profit	$68,400	$55,481	$50,571
Gross profit %	43.9%	39.6%	37.3%
Operating expenses	$30,581	$40,169	$46,532
Operating expenses %	19.6%	28.7%	34.3%
Operating income	$37,819	$15,312	$4,039
Operating income %	24.3%	10.9%	3.0%

Net Sales
Net sales for fiscal 2011 increased 11% or $15,737 compared to fiscal 2010. This increase was due primarily to new product sales of $32,000, driven mainly by temozolomide sales to the European market. These increases were partially offset by decreased sales volumes of existing products of $9,300, a decline of approximately $8,600 in revenues related to the sale of dossier agreements and unfavorable changes in foreign currency exchange rates, which decreased sales by approximately $2,200. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.
Net sales for fiscal 2010 increased 3% or $4,249 compared to fiscal 2009. This increase was due primarily to new product sales of $15,300, including dossier agreements as discussed below and temozolomide. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. Net sales also increased due to favorable changes in foreign currency exchange rates, which increased sales by approximately $2,300. These increases were partially offset by a decrease in sales volumes of existing products of $13,300.
The Company actively enters into exclusive marketing and sales agreements (dossier agreements) related to specific product formulations, for specific geographic areas, for specific periods of time. In fiscal 2010, the Company recognized approximately $9,100 in revenue in the API segment related to dossier agreements.
Gross Profit
Gross profit for fiscal 2011 increased 23% or $12,919 compared to fiscal 2010. This increase was due primarily to the gross profit attributable to new product sales, along with an increase of approximately $1,200 resulting from favorable changes in foreign currency exchange rates, partially offset by a decrease in sales volumes of existing products. The fiscal 2011 gross profit percentage increased 430 basis points compared to fiscal 2010 due primarily to the favorable contribution of new product sales.
Gross profit for fiscal 2010 increased 10% or $4,910 compared to fiscal 2009. This increase was due primarily to higher volumes and gross profit attributable to new product sales, including temozolomide and product development agreements, as discussed above.
Operating Expenses
Operating expenses for fiscal 2011 decreased 24% or $9,588 compared to fiscal 2010. This decrease was due primarily to the absence of the $8,824 restructuring charge related to the sale of the Company's facility in Germany in fiscal 2010.
Operating expenses for fiscal 2010 decreased 14% or $6,363 compared to fiscal 2009. This decrease was due primarily to an additional $5,800 of restructuring costs related to the planned closure of the Company’s German API facility recorded in fiscal 2009 compared to the amount recorded in fiscal 2010 related to the sale of that facility. This decrease was also due to a decrease in research and development costs of $3,300, partially offset by increased employee-

related expenses of $2,400.
Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Fiscal Year
	2011	2010	2009
Net sales	$67,308	$57,577	$66,926
Gross profit	$22,356	$20,611	$24,424
Gross profit %	33.2%	35.8%	36.5%
Operating expenses	$21,090	$18,410	$16,482
Operating expenses %	31.3%	32.0%	24.6%
Operating income	$1,266	$2,201	$7,942
Operating income %	1.9%	3.8%	11.9%

Net Sales

Net sales for fiscal 2011 increased 17% or $9,731 compared to fiscal 2010. This increase was driven primarily by new product sales of approximately $8,400, along with favorable changes in foreign currency exchange rates.
Net sales for fiscal 2010 decreased 14% or $9,349 compared to fiscal 2009. This decrease was driven primarily by the loss of approximately $21,600 of sales related to the loss of a customer contract. This decrease was partially offset by $4,900 in new product sales, as well as an increase of $7,800 in sales related to diagnostic asset acquisitions made in fiscal 2009.
A change in a customer contract in fiscal 2009 resulted in a change to the Company’s relationship with a customer whereby the Company is now a distributor to the customer rather than a supplier. As a result of this change and in accordance with ASC Subtopic 605-45, “Revenue Recognition – Principal Agent Considerations”, the Company began recognizing sales related to this customer contract on a net basis during fiscal 2009.
Gross Profit
Gross profit for fiscal 2011 increased 8% or $1,745 compared to fiscal 2010. This increase was due primarily to the absence of a $1,000 charge to cost of sales related to the step-ups in value of inventory acquired in the diagnostic asset acquisitions.
Gross profit for fiscal 2010 decreased 16% or $3,813 compared to fiscal 2009. This decrease was due primarily to the loss of the customer contract discussed above, as well as a charge of approximately $1,000 to cost of sales related to the step-ups in value of inventory acquired in the diagnostic asset acquisitions.
Operating Expenses
Fiscal 2011 operating expenses increased 15% or $2,680 compared to fiscal 2010 due primarily to higher employee-related expenses.
Fiscal 2010 operating expenses increased 12% or $1,928 compared to fiscal 2009 due primarily to higher employee, advertising and promotion expenses.
Unallocated Expenses

	Fiscal Year
	2011	2010	2009
Operating expenses	$30,381	$36,051	$23,543

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Fiscal 2011 unallocated expenses decreased 16% or $5,670 compared to fiscal 2010. This decrease was due primarily to the absence of acquisition expenses of $8,200 related to PBM and Orion, partially offset by acquisition expenses of $2,500 related to Paddock.
Fiscal 2010 unallocated expenses increased 53% or $12,508 compared to fiscal 2009. This increase was due to increased variable incentive and profit sharing-based compensation of $5,400, a performance-related increase of $3,000 in share-based compensation and acquisition expenses of $8,200 related to PBM and Orion. These increases were partially offset by a decrease in corporate expenses of $4,100.

Interest and Other (Consolidated)
Fiscal 2011 interest expense was $45,548 compared to $49,734 for fiscal 2010. The decrease in interest expense was due to the prepayment of the $400,000 letter of undertaking during the first quarter of fiscal 2011, partially offset by the increased borrowings related to the PBM acquisition. Fiscal 2011 interest income was $3,236 compared to $21,319 for fiscal 2010. The decrease in interest income was due to the use of the restricted cash balance of $400,000 to prepay the letter of undertaking during the first quarter of fiscal 2011.
The Paddock acquisition closed during the Company's first quarter of fiscal 2012. With the expected increase in borrowings under the Company's existing credit facilities and the expected issuance of long-term debt associated with this acquisition, interest expense is expected to increase beginning in the first quarter of fiscal 2012 by approximately $10,000 on an annual basis.
Fiscal 2010 interest expense was $49,734 compared to $51,133 for fiscal 2009. Fiscal 2010 interest expense included approximately $7,300 of interest expense related to the private placement of senior notes, the proceeds of which were used to finance a portion of the acquisition of PBM as discussed below. Excluding this increase, interest expense was lower in fiscal 2010 than in fiscal 2009 due to lower borrowings during the majority of fiscal 2010. Fiscal 2010 interest income was $21,319 compared to $24,138 for fiscal 2009.
For fiscal 2009, other expense includes $15,104 of an other-than-temporary impairment loss associated with auction rate securities (ARS).
Income Taxes (Consolidated)
During the past several years, the impact of international operations has had a more significant effect on the Company's overall effective tax rate. The Company's foreign source income is generally derived from jurisdictions with a lower effective tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate compared to what the Company had historically experienced. The relative share of foreign income was 33.6%, 38.4% and 33.2% of total income for fiscal 2011, 2010 and 2009, respectively.
The effective tax rate on continuing operations was 24.4%, 27.3% and 30.8% for fiscal 2011, 2010 and 2009, respectively, largely impacted by the relative share of foreign income in each year. In the third quarter of fiscal 2011 Israel enacted new tax legislation. This legislation reduces the effective tax rate for qualifying entities to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter. Two of the Company's entities will be eligible for this benefit and management currently anticipates electing to be taxed under the new legislation for years after fiscal 2011. The impact of this legislative change in the statutory rate is $8,500 or 1.9% on the Company's fiscal 2011 tax rate. The recorded effective tax rate was reduced by $4,600 or 1.5% during the first quarter of fiscal 2010 due to prior statutory tax rate changes in Israel.

Financial Condition, Liquidity and Capital Resources
Cash, cash equivalents and the current portion of investment securities increased $199,780 to $310,104 at June 25, 2011 from $110,324 at June 26, 2010. Working capital from continuing operations, including cash, increased $294,596 to $772,783 at June 25, 2011 from $478,187 at June 26, 2010.
In addition to the cash and cash equivalents balance of $310,104 at June 25, 2011, the Company had an additional $350,000 available under its revolving loan commitments and $184,000 available under its accounts receivable securitization program described below, as well as $4,730 available under its Indian credit facilities. Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities, including the new five-year term loan financing commitment described below, are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Net cash provided from operating activities increased $41,598 or 13% to $373,961 for fiscal 2011 compared to $332,363 for fiscal 2010, due primarily to increased net income in fiscal 2011.
Net cash used for investing activities decreased $809,333 to $110,567 for fiscal 2011 compared to $919,900 for fiscal 2010, due primarily to the absence of the funding used for the PBM acquisition in fiscal 2010.
Capital expenditures for facilities and equipment for fiscal 2011 of $99,443, were for normal replacement, productivity enhancements and quality improvements. Capital expenditures for fiscal 2012 are anticipated to be between $95,000 to $105,000 related primarily to manufacturing productivity and capacity projects, quality investment projects, investments at newly acquired entities, technology infrastructures, market driven packaging changes, system upgrades and the API expansion into India. Capital expenditures for fiscal 2010 were $57,816.
Net cash used for financing activities was $58,790 for fiscal 2011 compared to net cash provided from financing activities of $383,303 for fiscal 2010. The fiscal 2010 cash provided from financing activities was due primarily to the borrowings of long-term debt related to the PBM acquisition.
The Company has had a common stock repurchase program. Purchases were made on the open market, subject to market conditions and were funded by available cash or borrowings. On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000. The Company completed purchases under this plan on December 16, 2009. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company repurchased 142 shares of common stock for $8,308 during fiscal 2011. The Company repurchased 2,062 and 1,836 shares of common stock for $71,088 and $62,489 during fiscal 2010 and 2009, respectively. Private party transactions accounted for 142, 85, and 42 shares in fiscal 2011, 2010, and 2009, respectively.
The Company paid dividends of $25,303, $22,329 and $19,957, or $0.2725, $0.2425 and $0.215 per share, during fiscal 2011, 2010 and 2009, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
Dividends paid for the years ended June 25, 2011 and June 26, 2010 were as follows:

Declaration Date	Record Date	Payable	Dividend Declared

Fiscal 2011
April 28, 2011	May 27, 2011	June 14, 2011	$0.0700
January 26, 2011	February 25, 2011	March 15, 2011	$0.0700
October 27, 2010	November 26, 2010	December 14, 2010	$0.0700
August 11, 2010	August 27, 2010	September 14, 2010	$0.0625

Fiscal 2010
April 28, 2010	May 28, 2010	June 15, 2010	$0.0625
January 27, 2010	February 26, 2010	March 16, 2010	$0.0625
October 29, 2009	November 27, 2009	December 15, 2009	$0.0625
August 13, 2009	August 28, 2009	September 15, 2009	$0.0550
Accounts Receivable Securitization
On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly owned subsidiaries and Bank of America Securities, LLC (Bank of America). The Company renewed the Securitization Program on July 22, 2010 and, most recently, on June 13, 2011 with Bank of America, as Agent, and Wells Fargo Bank, National Association (Wells Fargo) and PNC Bank, National Association (PNC) as Managing Agents (together, the Committed Investors).

The Securitization Program is a three-year program and under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At June 25, 2011, $184,000 was available under this calculation. The interest rate on any borrowings is based on the thirty-day London Interbank Offered Rate (LIBOR) plus 0.45%. In addition, a facility fee of 0.45% is applied to the $185,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.
Any borrowing made pursuant to the Securitization Program will be classified as debt in the Company’s consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. As of June 25, 2011, there were no borrowings outstanding under the Securitization Program. As discussed below, concurrent with the closing of the Paddock acquisition on July 26, 2011, the Company borrowed $85,000 under its Securitization Program to partially fund the acquisition.
Investment Securities
The Company currently maintains a portfolio of auction rate securities (ARS) with a total par value of $18,000 and an estimated fair value of $7,503 at June 25, 2011. As a result of the tightening of the credit markets beginning in calendar 2008, there has been no liquid market for these securities for an extended period of time. While there are some recent indications that a market is starting to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict if or when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets.The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second and fourth quarters of fiscal 2011, the Company received updated estimates of the current fair value of these securities from the valuation firm and based on these estimates and other factors, the Company determined that the fair value of the securities was $5,435 and $7,503 in the second and fourth quarters of fiscal 2011, respectively. Accordingly, the Company recorded an unrealized gain of $1,042 and $2,068, net of tax, in other comprehensive income in the second and fourth quarters of fiscal 2011, respectively. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. See Note 5 of the Notes to Consolidated Financial Statements for additional information.
Indebtedness
As of June 25, 2011, the Company had long-term debt, less current maturities, of $875,000.
On January 20, 2011, the Company announced that it had signed a definitive agreement to acquire substantially all of the assets of Paddock, and on July 26, 2011 the Company announced that the acquisition was completed for approximately $547,000 in cash. The Company funded the transaction using the new $250,000 five-year term loan discussed below, $212,000 of cash on hand and $85,000 from its Securitization Program. Concurrent with the signing of the agreement, the Company entered into a Term Loan Agreement (Agreement). Under the terms of the Agreement, the term loan commitment was $250,000, which was fully funded on July 26, 2011, in conjunction with the closing of the Paddock acquisition. The final maturity date of the term loan is July 26, 2016; however, the term loan will be subject to mandatory partial repayments of $25,000 on each of the first four annual anniversary dates of the funding. The term loan will bear interest, at the election of the Company, at either the Annual Base Rate or the Adjusted LIBO rate plus an Applicable Margin, as specified in the Agreement. As of June 25, 2011, there was no outstanding debt related to this commitment.
On December 29, 2010, the Company's India subsidiary executed a long-term facility with certain persons who are minority owners of Perrigo India as lenders. Funds are available for capital expenditures in one or more draws in an aggregate amount not to exceed $3,000. The facility is payable in a series of installments starting in fiscal 2017 with the final installment due August 30, 2019. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility as of June 25, 2011 was 14%. The Company's India subsidiary had no amounts outstanding on this line as of the end of its fiscal 2011.

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
On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $4,500. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 10.5% and 9.5% as of June 25, 2011 and June 26, 2010, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $2,770 outstanding on this line of credit as of the end of its fiscal 2011.

On May 29, 2008, the Company entered into a Master Note Purchase Agreement (Note Agreement) with various institutional investors providing for the private placement of senior notes consisting of $75,000, 5.97% Series 2008-A senior notes, due May 29, 2015, and $125,000, 6.37% Series 2008-B senior notes, due May 29, 2018 (collectively, the Series 2008 Notes). Contemporaneously with the acquisition of PBM, on April 30, 2010, the Company entered into a First Supplement to the Note Agreement with various institutional investors providing for the private placement of senior notes consisting of $115,000, 4.91% Series 2010-A senior notes, due April 30, 2017, $150,000, 5.45% Series 2010-B senior notes, due April 30, 2020, and $150,000, 5.55% Series 2010-C senior notes, due April 30, 2022 (collectively, the Series 2010 Notes). The Series 2010 Notes, together with the Series 2008 Notes, are collectively referred to herein as the Notes. The obligations under the Notes are guaranteed by certain of the Company’s subsidiaries, and the Notes are secured, on a ratable basis with the Company’s bank debt, by a lien on certain assets of the Company and the subsidiary guarantors. Interest on the Notes is payable semi-annually. The Company may at any time prepay, at a cost, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratios, additional liens, mergers or consolidations, and sales of assets. The Company was in compliance with all Note Agreement covenants as of June 25, 2011. As of June 25, 2011, the estimated fair value of the Notes was $650,812. As of June 26, 2010, the estimated fair value of the Notes was $644,016. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.
On April 22, 2008, the Company entered into a Term Loan Agreement (Loan Agreement) to provide for additional term loan borrowings. Under the terms of the Loan Agreement, the initial term loan commitment is $125,000, subject to increase by mutual agreement of the Company and the lenders as specified in the Loan Agreement. The applicable interest rate is determined by the type of loan requested by the Company, with Eurodollar loans bearing interest at LIBOR plus an applicable borrowing margin determined by the Company’s leverage ratio over the trailing four quarters and Alternative Base Rate (ABR) loans bearing interest at the highest of the JP Morgan Chase Bank N.A. Prime Rate, the Base CD Rate plus 100 basis points and the Federal Funds Effective Rate plus 50 basis points. All of the Company’s loans outstanding under the Loan Agreement were Eurodollar loans, and the interest rate was 1.1875% and 1.1875% as of June 25, 2011 and June 26, 2010, respectively. Actual rates ranged from 1.1875% to 1.3125% and 1.0625% to 1.875% for fiscal 2011 and 2010, respectively. The obligations under the Loan Agreement are guaranteed by certain subsidiaries of the Company and are secured by a pledge of 65% of the stock of certain foreign subsidiaries. The Loan Agreement is subject to certain debt level limitations, as specified in the Loan Agreement, as well as restrictive covenants, which are the same as those in the 2005 credit agreement discussed below. The maturity date of the term loans is April 22, 2013. The Company used the proceeds of the term loans for general corporate purposes and to enhance liquidity.
On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks (Credit Agreement) which provided an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the Credit Agreement. As noted above, in connection with the execution of the 2010 Credit Agreement, the Company terminated this credit agreement in fiscal 2011. Both loans bore an interest rate of ABR or LIBOR plus an applicable margin determined by the Company’s leverage ratio over the trailing four quarters. The interest rate on the revolving loan was 0.7487% as of June 26, 2010. The interest rate on the term loan was 0.9375% as of June 26, 2010. Actual rates for the revolving loan ranged from 0.7125% to 1.565% for fiscal 2010. Actual rates for the term loan ranged from 0.8625% to 1.675% for fiscal 2010. Additionally, the Credit Agreement provided for short term swingline loans at negotiable rates of interest subject to a maximum amount of $25,000 drawn at any time. As of June 26, 2010 the interest rate on the swingline loans was 1.5%. As of June 26, 2010, borrowings under the swingline loans and revolving loan commitment were $9,000 and $95,000, respectively.
The Company was in compliance with all Credit Agreement and Loan Agreement covenants as of June 25, 2011.

On March 16, 2005, the Company’s Israeli holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. Subsequent to the end of fiscal 2010, the Company elected to prepay the entire loan balance of $400,000. The loan had a ten-year term with a fixed annual interest rate of 5.025%. The Company could prepay the loan upon 30 days written notice. The lender could demand prepayment or the Company could prepay the loan in whole or in part upon 90 days written notice on the interest payment date that was 24 months after the loan date and every 12 months subsequent to that date. The terms required the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. This deposit had a fixed 4.9% yield. The Company did not have the right to withdraw any amounts from the deposit account, including any interest earned, until the loan had been paid in full or unless it received consent from the lender. Earned interest was released to the Company on each interest payment date so long as all interest due on the loan had been paid by the Company. The loan was repaid using the restricted cash deposit discussed above. The prepayment was completed on July 19, 2010. As a result, the fair values of both the letter of undertaking and the restricted cash deposit approximated their carrying values and have been classified in current liabilities and current assets, respectively, on the balance sheet as of June 26, 2010. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities.
The Company’s Israeli subsidiary paid the third and final annual installment of its debenture in the second quarter of fiscal 2010 for $17,771. The debenture, which was guaranteed by the Company, had a fixed interest rate of 5.6%, and the principal of the loan was linked to the increase in the Israel Consumer Price Index.
Contractual Obligations
The Company’s enforceable and legally binding obligations as of June 25, 2011 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table. In addition, it does not include any contractual obligations or commercial commitments the Company incurred as a result of the recently completed acquisition of Paddock.

	Payment Due by Period
	2012	2013-2014	2015-2016	After 2016	Total
Operating leases(1)	$18,295	$25,449	$11,142	$2,850	$57,736
Purchase obligations(2)	474,800	553	—	—	475,353
Short and long-term debt(3)	56,661	235,562	249,960	640,386	1,182,569
Other non-current contractual liabilities reflected on the consolidated balance sheet:
Deferred compensation and benefits(4)	—	—	—	35,350	35,350
Other	—	—	—	14,700	14,700
Total	$549,756	$261,564	$261,102	$693,286	$1,765,708

(1)	Used in normal course of business, principally for warehouse facilities and computer equipment.

(2)	Consists of commitments for both materials and services.

(3)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at June 25, 2011.

(4)
Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, $29,358 has been funded by the Company and is recorded in other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

The Company funds its U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions, which the Company expects to be approximately $8,700 during fiscal 2012. Future contributions are dependent upon various factors including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. The Company generally expects to fund all future contributions with cash flows from operating activities.

As of June 25, 2011, the Company had approximately $117,922 of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.
Net deferred income tax liabilities were $30,404 as of June 25, 2011. This amount is not included in the Contractual Obligations table above because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
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

Changes in these estimates and assumptions may result in additional customer-related accruals and allowances. The following table summarizes activity for the fiscal years ended June 25, 2011 and June 26, 2010 in the balance sheet for customer-related accruals and allowances:

	Fiscal Year
	2011	2010
Customer-Related Accruals and Allowances
Balance, beginning of period	$63,735	$56,462
Provision recorded	457,787	321,644
Credits processed	(422,757)	(314,371)
Balance, end of the period	$98,765	$63,735

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
Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $7,837 at June 25, 2011 and $8,015 at June 26, 2010.
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

The Company has established valuation allowances against a portion of the non-U.S. net operating losses, non-U.S. capital losses, U.S. state-related net operating losses and U.S. capital losses to reflect the uncertainty of its ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the Company's ability to realize net operating and capital losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowances can also be impacted by changes in the tax regulations.

Significant judgment is required in determining the Company's liabilities for uncertain tax positions. The Company has established such tax liabilities using management's best judgment and adjusts these liabilities as warranted by changing facts and circumstances. A change in tax liabilities in any given period could have a significant impact on the Company's results of operations and cash flows for that period.

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company performs its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units in the fourth quarter of the fiscal year. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K., Mexico and Australia operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $638,045 at June 25, 2011 and $611,467 at June 26, 2010.
Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships and certain distribution agreements. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $574,430 at June 25, 2011 and $593,575 at June 26, 2010.
Recently Issued Accounting Standards
See Note 1 of the Notes to Consolidated Financial Statements for information regarding recently issued accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks.

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
The Company currently engages the services of an independent third-party valuation firm to assist it in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second and fourth quarters of fiscal 2011, the Company received updated estimates of the current fair value of these securities from the valuation firm and based on these estimations and other factors, the Company recorded an unrealized gain of $1,042 and $2,068, net of tax, in other comprehensive income in the second and fourth quarters of fiscal 2011, respectively. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities.
Foreign Exchange Risk – The Company has operations in the U.K., Israel, Mexico and Australia. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations incur costs in their local currency. In addition, the Company's U.S. operations continue to expand its export business, primarily in Canada, China and Europe and is subject to fluctuations in the respective currency exchange rates relative to the U.S. dollar. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates while other segments experience a positive impact related to foreign currency exchange. The Company estimates an additional ten percent devaluation of the U.S. dollar relative to the other foreign currencies it transacts business in would have decreased operating income of its foreign operating units by approximately $8,700 for fiscal 2011. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time.
In addition, the Company enters into certain purchase commitments for materials which, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.
The translation of the assets and liabilities of the Company’s international operations is made using their foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in accumulated other comprehensive income within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of June 25, 2011, the cumulative net currency translation adjustments increased shareholders’ equity by $130,379.
Foreign currency transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than an operating unit’s functional currency. For fiscal 2011, net transaction losses were $324.
The Company monitors and strives to manage risk related to foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. See Note 10 of the Notes to Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. The Company cannot predict future changes in foreign currency exposure. Unfavorable fluctuations could adversely impact earnings.

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Perrigo Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
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
The Company acquired PBM Holdings, Inc (PBM) on April 30, 2010. During fiscal 2011, the Company evaluated and completed its integration of PBM's operations, policies and processes into the Company's overall system of internal control over financial reporting.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 25, 2011. The framework used in carrying out our evaluation was the Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology (COBIT), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework.
Based on the evaluation under these frameworks, management has concluded that internal controls over financial reporting were effective as of June 25, 2011. The results of management’s assessment have been reviewed with the Company’s Audit Committee.
Ernst & Young LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Perrigo Company
We have audited Perrigo Company’s internal control over financial reporting as of June 25, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perrigo Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Perrigo Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perrigo Company as of June 25, 2011 and June 26, 2010, and the related consolidated statements of income, shareholder’s equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended June 25, 2011 of Perrigo Company, and our report dated August 16, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
August 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
Board of Directors and Shareholders
Perrigo Company
We have audited the accompanying consolidated balance sheets of Perrigo Company as of June 25, 2011 and June 26, 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended June 25, 2011. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perrigo Company at June 25, 2011 and June 26, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 25, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perrigo Company’s internal control over financial reporting as of June 25, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
August 16, 2011

PERRIGO COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2011	2010	2009
		As Adjusted (Note 1)	As Adjusted (Note 1)
Net sales	$2,755,029	$2,268,150	$2,005,590
Cost of sales	1,810,159	1,521,917	1,408,490
Gross profit	944,870	746,233	597,100
Operating expenses
Distribution	34,684	28,322	24,090
Research and development	89,250	83,515	76,783
Selling and administration	329,698	269,974	231,813
Subtotal	453,632	381,811	332,686
Write-off of in-process research and development	—	19,000	279
Restructuring	1,033	9,523	14,647
Total	454,665	410,334	347,612
Operating income	490,205	335,899	249,488
Interest, net	42,312	28,415	26,995
Other (income) expense, net	(2,661)	(1,165)	1,108
Investment impairment	—	—	15,104
Income from continuing operations before income taxes	450,554	308,649	206,281
Income tax expense	109,996	84,215	63,452
Income from continuing operations	340,558	224,434	142,829
Income (loss) from discontinued operations, net of tax	(1,361)	(635)	2,704
Net income	$339,197	$223,799	$145,533
Earnings (loss) per share(1)
Basic
Continuing operations	$3.69	$2.46	$1.55
Discontinued operations	(0.01)	(0.01)	0.03
Basic earnings per share	$3.67	$2.45	$1.58
Diluted
Continuing operations	$3.64	$2.42	$1.53
Discontinued operations	(0.01)	(0.01)	0.03
Diluted earnings per share	$3.63	$2.41	$1.55
Weighted average shares outstanding
Basic	92,313	91,399	92,183
Diluted	93,529	92,845	93,629
Dividends declared per share	$0.2725	$0.2425	$0.2150

(1)	The sum of individual per share amounts may not equal due to rounding.

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 25, 2011	June 26, 2010
		As Adjusted (Note 1)
Assets
Current assets
Cash and cash equivalents	$310,104	$109,765
Restricted cash	—	400,000
Investment securities	—	559
Accounts receivable, net	477,851	359,809
Inventories	505,576	452,980
Current deferred income taxes	30,474	27,225
Income taxes refundable	370	14,439
Prepaid expenses and other current assets	50,350	30,549
Current assets of discontinued operations	2,568	7,375
Total current assets	1,377,293	1,402,701
Property and equipment
Land	39,868	37,215
Buildings	324,773	306,995
Machinery and equipment	641,157	540,959
	1,005,798	885,169
Less accumulated depreciation	(498,490)	(436,586)
	507,308	448,583

Goodwill and other indefinite-lived intangible assets	644,902	618,042
Other intangible assets, net	567,573	587,000
Non-current deferred income taxes	10,531	—
Other non-current assets	81,614	52,677
	$3,189,221	$3,109,003
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$343,278	$267,311
Short-term debt	2,770	9,000
Payroll and related taxes	81,455	79,219
Accrued customer programs	91,374	59,898
Accrued liabilities	57,514	90,046
Accrued income taxes	10,551	11,665
Current portion of long-term debt	15,000	400,000
Current liabilities of discontinued operations	4,093	5,370
Total current liabilities	606,035	922,509
Non-current liabilities
Long-term debt, less current portion	875,000	935,000
Non-current deferred income taxes	10,601	49,346
Other non-current liabilities	166,598	108,208
Total non-current liabilities	1,052,199	1,092,554
Shareholders’ Equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—
Common stock, without par value, 200,000 shares authorized	467,661	428,457
Accumulated other comprehensive income	127,050	43,200
Retained earnings	934,333	620,439
	1,529,044	1,092,096
Noncontrolling interest	1,943	1,844
Total shareholders’ equity	1,530,987	1,093,940
	$3,189,221	$3,109,003
Supplemental Disclosures of Balance Sheet Information
Related to Continuing Operations
Allowance for doubtful accounts	$7,837	$8,015
Working capital	$772,783	$478,187
Preferred stock, shares issued and outstanding	—	—
Common stock, shares issued and outstanding	92,778	91,694
See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Common Stock Issued		Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Retained Earnings
	Shares	Amount
Balance at June 28, 2008	93,311	$488,537	$137,435	$236,638	$288,393
Net income	—	—	—	145,533	145,533
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $162 tax	—	—	300	300	—
Foreign currency translation adjustments	—	—	(91,399)	(91,399)	—
Change in fair value of investment securities	—	—	3,956	3,956	—
Adjustment to adopt ASC 320-10-65	—	—	(5,000)	(5,000)	5,000
Post-retirement liability adjustments, net of $214 tax	—	—	(398)	(398)	—
Issuance of common stock under:
Stock options	720	10,062	—	—	—
Restricted stock plan	14	—	—	—	—
Compensation for stock options	—	3,313	—	—	—
Compensation for restricted stock	—	7,040	—	—	—
Cash dividends, $0.215 per share	—	—	—	—	(19,957)
Tax effect from stock transactions	—	5,780	—	—	—
Repurchases of common stock	(1,836)	(62,489)	—	—	—
Balance at June 27, 2009	92,209	452,243	44,894	52,992	418,969
Net income	—	—	—	223,799	223,799
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $898 tax	—	—	1,668	1,668	—
Foreign currency translation adjustments	—	—	(2,362)	(2,362)	—
Change in fair value of investment securities	—	—	(568)	(568)	—
Post-retirement liability adjustments, net of $233 tax	—	—	(432)	(432)	—
Issuance of common stock under:
Stock options	1,347	21,444	—	—	—
Restricted stock plan	200	—	—	—	—
Compensation for stock options	—	3,854	—	—	—
Compensation for restricted stock	—	10,842	—	—	—
Cash dividends, $0.2425 per share	—	—	—	—	(22,329)
Tax effect from stock transactions	—	11,162	—	—	—
Repurchases of common stock	(2,062)	(71,088)	—	—	—
Balance at June 26, 2010	91,694	428,457	43,200	222,105	620,439
Net income	—	—	—	339,197	339,197
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $425 tax	—	—	(790)	(790)	—
Foreign currency translation adjustments	—	—	81,691	81,691	—
Change in fair value of investment securities	—	—	3,110	3,110	—
Post-retirement liability adjustments, net of $87 tax	—	—	(161)	(161)	—
Issuance of common stock under:
Stock options	781	14,341	—	—	—
Restricted stock plan	445	—	—	—	—
Compensation for stock options	—	3,794	—	—	—
Compensation for restricted stock	—	11,561	—	—	—
Cash dividends, $0.2725 per share	—	—	—	—	(25,303)
Tax effect from stock transactions	—	17,816	—	—	—
Repurchases of common stock	(142)	(8,308)	—	—	—
Balance at June 25, 2011	92,778	$467,661	$127,050	$423,047	$934,333
See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2011	2010	2009
		As Adjusted (Note 1)	As Adjusted (Note 1)
Cash Flows From (For) Operating Activities
Net income	$339,197	$223,799	$145,533
Adjustments to derive cash flows
Write-off of in-process research and development	—	19,000	279
Depreciation and amortization	102,941	74,104	71,297
Restructuring and asset impairment	1,033	9,523	31,351
Loss (gain) on sale of business	2,151	(750)	—
Share-based compensation	15,355	14,696	10,353
Income tax benefit from exercise of stock options	(623)	(1,302)	(3,490)
Excess tax benefit of stock transactions	(17,193)	(9,860)	(2,290)
Deferred income taxes	(57,904)	(12,585)	(1,185)
Subtotal	384,957	316,625	251,848
Changes in operating assets and liabilities, net of asset and business acquisitions and disposition
Accounts receivable	(107,235)	(21,766)	5,747
Inventories	(30,416)	(32,217)	6,776
Accounts payable	57,804	(1,558)	4,444
Payroll and related taxes	616	30,917	(20,351)
Accrued customer programs	31,440	5,142	1,124
Accrued liabilities	(32,335)	7,451	(12,371)
Accrued income taxes	56,216	26,310	7,553
Other	12,914	1,459	(5,013)
Subtotal	(10,996)	15,738	(12,091)
Net cash from operating activities	373,961	332,363	239,757
Cash Flows (For) From Investing Activities
Proceeds from sales of securities	560	—	—
Acquired research and development	—	(19,000)	—
Additions to property and equipment	(99,443)	(57,816)	(57,431)
(Return of) proceeds from sale of business	(3,558)	35,980	—
Acquisitions of assets	(10,750)	(10,262)	(1,000)
Acquisitions of businesses, net of cash acquired	2,624	(868,802)	(88,248)
Net cash for investing activities	(110,567)	(919,900)	(146,679)
Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(6,230)	(8,771)	(13,736)
Borrowings of long-term debt	150,000	625,000	—
Repayments of long-term debt	(195,000)	(165,000)	(31,380)
Deferred financing fees	(5,483)	(5,813)	—
Excess tax benefit of stock transactions	17,193	9,860	2,290
Issuance of common stock	14,341	21,444	10,062
Repurchase of common stock	(8,308)	(71,088)	(62,489)
Cash dividends	(25,303)	(22,329)	(19,957)
Net cash (for) from financing activities	(58,790)	383,303	(115,210)
Effect of exchange rate changes on cash	(4,265)	(3,643)	2,361
Net increase (decrease) in cash and cash equivalents	200,339	(207,877)	(19,771)
Cash and cash equivalents of continuing operations, beginning of period	109,765	317,638	337,405
Cash balance of discontinued operations, beginning of period	—	4	8
Cash and cash equivalents, end of period	310,104	109,765	317,642
Less cash balance of discontinued operations, end of period	—	—	(4)
Cash and cash equivalents of continuing operations, end of period	$310,104	$109,765	$317,638
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$47,455	$53,557	$48,202
Interest received	$3,726	$21,392	$24,258
Income taxes paid	$115,627	$77,420	$73,276
Income taxes refunded	$1,440	$1,433	$11,283
See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CHANGE IN ACCOUNTING PRINCIPLES
The Company
The Company, through several wholly owned subsidiaries, develops, manufactures and distributes consumer healthcare products, generic prescription (Rx) drugs, infant formulas, nutritional products and active pharmaceutical ingredients (API) primarily in the U.S., Israel, Europe, Mexico and Australia. In the U.S., these subsidiaries consist primarily of L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., Perrigo Holland, Inc. (formerly J.B. Laboratories, Inc.), Perrigo Florida, Inc. (formerly Unico Holdings, Inc.) and PBM Holdings, Inc. Outside the U.S., these subsidiaries consist primarily of Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Galpharm Healthcare Ltd. and Orion Laboratories Pty Ltd. As used herein, the “Company” means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.
Basis of Presentation
The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal years 2011, 2010 and 2009 were comprised of 52 weeks and ended June 25, 2011, June 26, 2010 and June 27, 2009, respectively. In the event that the Company has discontinued operations or changes to purchase accounting during the measurement period for business combinations, prior year financial statements are adjusted accordingly to conform with current financial reporting requirements.

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment. On April 30, 2010, the Company acquired 100% of the shares of PBM Holdings, Inc. (PBM), the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. As a result of the acquisition of PBM, the Company began participating in new nutritional product lines. In the first quarter of fiscal 2011, the Company realigned and expanded its operating segments to include a Nutritionals segment, representing infant formulas and other nutritional products. Accounting Standard Codification (ASC) 280-10-50 defines an operating segment as a component of a public entity that earns revenue and incurs expenses, has discrete financial information available and is reviewed regularly by the chief decision maker for purposes of allocating resources and assessing performance. Each of the segments meets the requirements of an operating segment. The Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API operating segments are also considered to be reportable segments by management. This segment structure is consistent with the way management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business. As a result of the change in segment reporting, all historical segment information has been adjusted to conform to the new presentation.

Discontinued Operations
In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business have been classified as discontinued operations in the consolidated financial statements for all periods presented. The sale was completed in the third quarter of fiscal 2010. After the finalization of post-closing working capital adjustments in the third quarter of fiscal 2011, the sale resulted in a pre-tax loss of $1,407. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Prior to June 27, 2010, the Company’s consolidated results of operations and financial position included the financial results of its U.K., Mexico, Germany and Israel subsidiaries on a twelve-month period ending in May, resulting in a one-month reporting lag when compared to the remainder of the Company.

Starting June 27, 2010, the reporting year-end of these foreign operations was changed from May to June. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in technology, ERP systems and personnel to enhance its financial statement close process. The Company believes this change is preferable because the financial information of all operating units is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available. In accordance with ASC 850-10-50-2, “A Change in the Difference Between Parent and Subsidiary Fiscal Year-Ends,” the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50 “Change in Accounting Principle.” Voluntary changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the Company’s financial statements for periods prior to fiscal 2011 have been adjusted to reflect the period-specific effects of applying this accounting principle. This change resulted in a cumulative effect of an accounting change of $1,602, net of income tax effect, to retained earnings as of June 29, 2008. The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized below for the Company’s consolidated statements of income for the twelve months ended June 26, 2010 and June 27, 2009, the consolidated balance sheet as of June 26, 2010, and the consolidated statements of cash flows for the twelve months ended June 26, 2010 and June 27, 2009.

PERRIGO COMPANY
NOTES TO CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended June 26, 2010
	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Net sales	$2,268,870	$(720)	$2,268,150
Cost of sales	1,522,854	(937)	1,521,917
Gross profit	746,016	217	746,233
Operating expenses
Distribution	28,388	(66)	28,322
Research and development	82,509	1,006	83,515
Selling and administration	270,701	(727)	269,974
Subtotal	381,598	213	381,811
Write-off of in-process research and development	19,000	—	19,000
Restructuring	9,523	—	9,523
Total	410,121	213	410,334
Operating income	335,895	4	335,899
Interest, net	28,778	(363)	28,415
Other income, net	(1,069)	(96)	(1,165)
Income from continuing operations before income taxes	308,186	463	308,649
Income tax expense	84,089	126	84,215
Income from continuing operations	224,097	337	224,434
Income (loss) from discontinued operations, net of tax	(1,551)	916	(635)
Net income	$222,546	$1,253	$223,799

Earnings (loss) per share(1)
Basic
Continuing operations	$2.45	$0.00	$2.46
Discontinued operations	(0.02)	0.01	(0.01)
Basic earnings per share	$2.43	$0.01	$2.45
Diluted
Continuing operations	$2.41	$0.00	$2.42
Discontinued operations	(0.02)	0.01	(0.01)
Diluted earnings per share	$2.40	$0.01	$2.41

(1) The sum of individual per share amounts may not equal due to rounding.

PERRIGO COMPANY
NOTES TO CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended June 27, 2009
	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Net sales	$2,006,862	$(1,272)	$2,005,590
Cost of sales	1,410,865	(2,375)	1,408,490
Gross profit	595,997	1,103	597,100
Operating expenses
Distribution	24,203	(113)	24,090
Research and development	77,922	(1,139)	76,783
Selling and administration	231,639	174	231,813
Subtotal	333,764	(1,078)	332,686
Write-off of in-process research and development	279	—	279
Restructuring	14,647	—	14,647
Total	348,690	(1,078)	347,612
Operating income	247,307	2,181	249,488
Interest, net	27,154	(159)	26,995
Other expense (income), net	1,269	(161)	1,108
Investment impairment	15,104	—	15,104
Income from continuing operations before income taxes	203,780	2,501	206,281
Income tax expense	62,682	770	63,452
Income from continuing operations	141,098	1,731	142,829
Income (loss) from discontinued operations, net of tax	2,951	(247)	2,704
Net income	$144,049	$1,484	$145,533

Earnings (loss) per share(1)
Basic
Continuing operations	$1.53	$0.02	$1.55
Discontinued operations	0.03	(0.00)	0.03
Basic earnings per share	$1.56	$0.02	$1.58
Diluted
Continuing operations	$1.51	$0.02	$1.53
Discontinued operations	0.03	(0.00)	0.03
Diluted earnings per share	$1.54	$0.02	$1.55

(1) The sum of individual per share amounts may not equal due to rounding.

PERRIGO COMPANY
NOTES TO CONSOLIDATED BALANCE SHEETS
(in thousands)

June 26, 2010	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Assets
Current assets
Cash and cash equivalents	$97,568	$12,197	$109,765
Restricted cash	400,000	—	400,000
Investment securities	557	2	559
Accounts receivable, net	358,500	1,309	359,809
Inventories	448,871	4,109	452,980
Current deferred income taxes	26,648	577	27,225
Income taxes refundable	13,864	575	14,439
Prepaid expenses and other current assets	28,071	2,478	30,549
Current assets of discontinued operations	7,214	161	7,375
Total current assets	1,381,293	21,408	1,402,701
Property and equipment
Land	37,189	26	37,215
Buildings	306,322	673	306,995
Machinery and equipment	542,442	(1,483)	540,959
	885,953	(784)	885,169
Less accumulated depreciation	(437,037)	451	(436,586)
	448,916	(333)	448,583
Goodwill and other indefinite-lived intangible assets	622,745	(4,703)	618,042
Other intangible assets, net	587,094	(94)	587,000
Other non-current assets	52,688	(11)	52,677
	$3,092,736	$16,267	$3,109,003
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$258,493	$8,818	$267,311
Short-term debt	9,000	—	9,000
Payroll and related taxes	82,088	(2,869)	79,219
Accrued customer programs	59,898	—	59,898
Accrued liabilities	88,750	1,296	90,046
Accrued income taxes	3,048	8,617	11,665
Current portion of long-term debt	400,000	—	400,000
Current liabilities of discontinued operations	5,428	(58)	5,370
Total current liabilities	906,705	15,804	922,509
Non-current liabilities
Long-term debt, less current portion	935,000	—	935,000
Non-current deferred income taxes	55,333	(5,987)	49,346
Other non-current liabilities	107,043	1,165	108,208
Total non-current liabilities	1,097,376	(4,822)	1,092,554
Shareholders’ Equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	428,457	—	428,457
Accumulated other comprehensive income	39,048	4,152	43,200
Retained earnings	619,303	1,136	620,439
	1,086,808	5,288	1,092,096
Noncontrolling interest	1,847	(3)	1,844
Total shareholders’ equity	1,088,655	5,285	1,093,940
	$3,092,736	$16,267	$3,109,003

PERRIGO COMPANY
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 26, 2010
	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Cash Flows From (For) Operating Activities
Net income	$222,546	$1,253	$223,799
Adjustments to derive cash flows
Write-off of in-process research and development	19,000	—	19,000
Depreciation and amortization	76,133	(2,029)	74,104
Restructuring and asset impairment	9,523	—	9,523
Gain on sale of business	(750)	—	(750)
Share-based compensation	14,696	—	14,696
Income tax benefit from exercise of stock options	(1,302)	—	(1,302)
Excess tax benefit of stock transactions	(9,860)	—	(9,860)
Deferred income taxes	(10,347)	(2,238)	(12,585)
Subtotal	319,639	(3,014)	316,625

Changes in operating assets and liabilities, net of asset and business acquisitions and disposition
Accounts receivable	(6,886)	(14,880)	(21,766)
Inventories	(30,199)	(2,018)	(32,217)
Accounts payable	(21,166)	19,608	(1,558)
Payroll and related taxes	30,523	394	30,917
Accrued customer programs	5,142	—	5,142
Accrued liabilities	4,716	2,735	7,451
Accrued income taxes	13,213	13,097	26,310
Other	(809)	2,268	1,459
Subtotal	(5,466)	21,204	15,738
Net cash from operating activities	314,173	18,190	332,363

Cash Flows (For) From Investing Activities
Acquired research and development	(19,000)	—	(19,000)
Additions to property and equipment	(55,892)	(1,924)	(57,816)
Proceeds from sale of business	35,980	—	35,980
Acquisitions of assets	(10,262)	—	(10,262)
Acquisitions of businesses, net of cash acquired	(868,802)	—	(868,802)
Net cash for investing activities	(917,976)	(1,924)	(919,900)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(8,771)	—	(8,771)
Borrowings of long-term debt	625,000	—	625,000
Repayments of long-term debt	(165,000)	—	(165,000)
Deferred financing fees	(5,813)	—	(5,813)
Excess tax benefit of stock transactions	9,860	—	9,860
Issuance of common stock	21,444	—	21,444
Repurchase of common stock	(71,088)	—	(71,088)
Cash dividends	(22,329)	—	(22,329)
Net cash from financing activities	383,303	—	383,303

Effect of exchange rate changes on cash	1,931	(5,574)	(3,643)
Net increase (decrease) in cash and cash equivalents	(218,569)	10,692	(207,877)
Cash and cash equivalents of continuing operations, beginning of period	316,133	1,505	317,638
Cash balance of discontinued operations, beginning of period	4	—	4
Cash and cash equivalents, end of period	97,568	12,197	109,765
Less cash balance of discontinued operations, end of period	—	—	—
Cash and cash equivalents of continuing operations, end of period	$97,568	$12,197	$109,765

PERRIGO COMPANY
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 27, 2009
	As Reported	Adjustments	After Voluntary Change in Accounting Principle
Cash Flows From (For) Operating Activities
Net income	$144,049	$1,484	$145,533
Adjustments to derive cash flows
Write-off of in-process research and development	279	—	279
Depreciation and amortization	70,142	1,155	71,297
Restructuring and asset impairment	31,351	—	31,351
Share-based compensation	10,353	—	10,353
Income tax benefit from exercise of stock options	(3,490)	—	(3,490)
Excess tax benefit of stock transactions	(2,290)	—	(2,290)
Deferred income taxes	(1,422)	237	(1,185)
Subtotal	248,972	2,876	251,848

Changes in operating assets and liabilities, net of asset and business acquisitions and disposition
Accounts receivable	6,446	(699)	5,747
Inventories	341	6,435	6,776
Accounts payable	24,821	(20,377)	4,444
Payroll and related taxes	(20,621)	270	(20,351)
Accrued customer programs	1,124	—	1,124
Accrued liabilities	(13,483)	1,112	(12,371)
Accrued income taxes	12,135	(4,582)	7,553
Other	(1,390)	(3,623)	(5,013)
Subtotal	9,373	(21,464)	(12,091)
Net cash from operating activities	258,345	(18,588)	239,757

Cash Flows (For) From Investing Activities
Additions to property and equipment	(59,238)	1,807	(57,431)
Cash acquired in asset exchange	2,115	(2,115)	—
Acquisitions of assets	(1,000)	—	(1,000)
Acquisitions of businesses, net of cash acquired	(88,248)	—	(88,248)
Net cash for investing activities	(146,371)	(308)	(146,679)

Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(13,736)	—	(13,736)
Repayments of long-term debt	(31,380)	—	(31,380)
Excess tax benefit of stock transactions	2,290	—	2,290
Issuance of common stock	10,062	—	10,062
Repurchase of common stock	(62,489)	—	(62,489)
Cash dividends	(19,957)	—	(19,957)
Net cash for financing activities	(115,210)	—	(115,210)

Effect of exchange rate changes on cash	769	1,592	2,361
Net decrease in cash and cash equivalents	(2,467)	(17,304)	(19,771)
Cash and cash equivalents of continuing operations, beginning of period	318,599	18,806	337,405
Cash balance of discontinued operations, beginning of period	5	3	8
Cash and cash equivalents, end of period	316,137	1,505	317,642
Less cash balance of discontinued operations, end of period	(4)	—	(4)
Cash and cash equivalents of continuing operations, end of period	$316,133	$1,505	$317,638

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
The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates and shelf stock adjustments, which are recorded as revenues are recognized. Certain of these customer-related accruals and allowances are recorded in the balance sheet as current liabilities, and others are recorded as a reduction in accounts receivable. The accrual or allowance is generally estimated based on contractual requirements and historical performance of the customers involved in the program. Changes in these estimates and assumptions related to customer programs may result in additional accruals or allowances. Customer-related accruals and allowances were $98,765 at June 25, 2011 and $63,735 at June 26, 2010.
Revenues from service and royalty arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and developmental services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of ASC Subtopic 605-25, “Revenue Recognition – Multiple-Element Arrangements” (ASC 605-25). If the separate elements meet the requirements of ASC 605-25, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on the residual method. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract. See Note 19 regarding the Company’s current collaboration agreements.
Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses incurred by the Company are included in cost of sales.
Financial Instruments
The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value. See Note 5 for the fair value disclosure of the Company’s fixed rate long-term debt.

The Company applies the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820), for

financial and nonfinancial assets and liabilities. ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.
Derivative Instruments
The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates and foreign currency exchange rates. The Company accounts for derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income (OCI), net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. All of the Company’s designated hedging instruments are classified as cash flow hedges.
All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $378,800. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.
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
Investment Securities
The Company determines the appropriate classification of all investment securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date in accordance with ASC Topic 320, “Investments – Debt and Equity Securities”. Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. The Company assesses whether temporary or other-than-temporary gains or losses on its investment securities have occurred due to increases or declines in fair value or other market conditions. If losses are considered temporary, they are reported on a net of tax basis within OCI. If losses are considered other-than-temporary, the credit loss portion is charged to operations and the non-credit loss portion is charged to OCI. Because the Company has determined that all of its investment securities are available-for-sale, unrealized gains and losses are reported, net of tax, as a component of accumulated OCI in shareholders’ equity. Realized gains and losses on investment securities are determined using the specific identification method. Amortization of premiums and discounts are included in interest income.
Accounts Receivable
The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for doubtful accounts was $7,837 at June 25, 2011 and $8,015 at June 26, 2010.
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
Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. For fiscal 2011, 2010 and 2009, the required annual testing resulted in no impairment charge. Goodwill was $638,045 at June 25, 2011 and $611,467 at June 26, 2010. See Note 7 for further information.
Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements and trade names and trademarks. These assets include those obtained in the acquisitions of Agis Industries (1983) Ltd. (Agis) in fiscal 2005; Glades Pharmaceuticals, LLC (Glades) in fiscal 2007; Qualis, Inc. and Galpharm Healthcare Ltd. (Galpharm) in fiscal 2008; J.B. Laboratories, Inc. (JBL), Laboratorios Diba, S.A. (Diba) and Unico Holdings, Inc. (Unico) in fiscal 2009; and Orion Laboratories Pty Ltd. (Orion) and PBM Holdings, Inc. (PBM) in fiscal 2010. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships and certain distribution agreements. Certain trade names and trademarks are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $574,430 at June 25, 2011 and $593,575 at June 26, 2010. See Note 7 for further information.

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

Research and Development
All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. The Company may continue to make non-refundable payments to third parties for new technologies and for research and development work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made. Research and development spending was $89,250 for fiscal 2011, $83,515 for fiscal 2010, and $76,783 for fiscal 2009. In addition, fiscal 2010 included charges of $14,000 and $5,000 for the write-offs of in-process research and development related to the Abbreviated New Drug Applications (ANDAs) acquired from KV Pharmaceuticals (KV) and Novel Laboratories, Inc. (Novel), respectively, and fiscal 2009 included a $279 charge for the write-off of in-process research and development related to the Diba acquisition. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.
The Company actively partners with other pharmaceutical companies to collaboratively develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. The Company's policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there is already an ANDA or a New Drug Application (NDA) approval directly related to the product, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset. If the Company acquires product rights that are in the development phase and as to which the Company has no assurance that the third party will successfully complete its development milestones, the Company expenses the amount paid. See Note 19 regarding the Company’s current collaboration agreements.
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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU improve the prominence of other comprehensive income items and align the presentation of OCI with International Financial Reporting Standards (IFRS). These changes allow an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single statement of comprehensive income or in two separate and consecutive statements. Both methods must still report each component of net income with total income, each component of other comprehensive income with a total amount of other comprehensive income, and a total amount of comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments should be applied retrospectively. This guidance will be effective for the Company in the first quarter of fiscal 2013.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amended ASC 820, to converge the fair value measurements guidance in U.S. GAAP and IFRSs. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, this ASU requires additional fair value disclosures. The amendments to this ASU are to be applied prospectively, and will be effective for public companies for fiscal years and quarters beginning after December 15, 2011. Early adoption is not permitted. This guidance will be effective for the Company in the first quarter of fiscal 2013. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance will be effective for the Company in the first quarter of fiscal 2012. Accordingly, the effects of the Company’s adoption of this guidance will depend upon the extent and magnitude of business combinations the Company enters into after June 25, 2011.

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

In December 2010, the FASB issued ASU 2010-27, “Other Expenses (ASC Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers.” This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. A portion of the annual fee will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this ASU were effective for calendar years beginning after December 31, 2010, when the fee initially became effective. Given the small number of branded drugs in the Company’s portfolio, this ASU did not have a material impact on the Company's consolidated financial statements.
In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition.” The amendments in the ASU provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The amendments in the ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption was permitted. Vendors may also elect to adopt the amendments in the ASU retrospectively for all prior periods. The guidance in this ASU was effective for the Company in the first quarter of fiscal 2011 and did not have any impact on the Company's consolidated financial statements upon adoption.
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
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This ASU amends ASC Topic 820 to require an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The Company adopted the new disclosure requirements in the third quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which will be the Company's first quarter of fiscal 2012. The adopted disclosures have been provided in Note 5.
In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (ASC Topic 860) – Accounting for Transfers of Financial Assets” (ASU 2009-16). ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets, and will require more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 was effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application was not permitted. This guidance was effective for the Company in the first quarter of fiscal 2011 and did not have any impact on the Company's consolidated results of operations or its financial position upon adoption.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 amends the criteria in ASC Subtopic 605-25, “Revenue Recognition – Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. This guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: a) vendor-specific objective evidence; b) third-party evidence; or c) estimates. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This guidance was effective for the Company in the first quarter of fiscal 2011 and did not have any impact on the Company's consolidated results of operations or its financial position upon adoption.

NOTE 2 – ACQUISITIONS
Acquired Research and Development
On May 26, 2010, the Company acquired the pending ANDA for the generic therapeutical equivalent of HalfLytely® and Bisacodyl tablets bowel prep kit from Novel for $3,000 in cash and a $2,000 milestone payment based on tentative approval of the ANDA by the U.S. Food and Drug Administration (FDA). The milestone payment and the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the fourth quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment.

On September 21, 2009, the Company acquired the ANDA for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. Successful completion of the contingency is expected by early fiscal 2012. This product is the equivalent of Duac® gel which is indicated for the topical treatment of inflammatory acne vulgaris. Duac® gel is marketed by Stiefel Laboratories’ (Stiefel), a subsidiary of GlaxoSmithKline. Excluding the milestone payment, the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the first quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment, because the ANDA had not received final FDA approval at the date of acquisition.
Asset Acquisitions

During fiscal 2011, the Company acquired a total of $10,750 of intangible assets associated with certain distribution and license agreements, most notably an agreement with AgaMatrix, Inc. (AgaMatrix). On February 17, 2011, the Company announced that it entered into an exclusive agreement with AgaMatrix to sell and distribute blood glucose monitors and test strips in the U.S. store brand channel. Under the terms of the agreement, the Company paid $5,000 to AgaMatrix for a distribution and license agreement, which has been accounted for as an intangible asset beginning in the third quarter of fiscal 2011 and is being amortized on an accelerated basis over its eight-year useful life.
On July 1, 2009, the Company’s Israel Pharmaceutical and Diagnostic Products operating segment entered into a distribution agreement with a major global diagnostic company. In conjunction with this distribution agreement, the Company acquired certain pharmaceutical diagnostic assets from a local pharmaceutical company for $4,610. The acquisition enhanced the Company’s product portfolio and strengthened its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in this transaction consisted primarily of intangible assets associated with customer supply contracts, machinery and equipment and inventory. The assets acquired and the related operating results from the acquisition date were included in the Other category in the Company’s consolidated financial statements beginning in the first quarter of fiscal 2010.
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
On November 2, 2009, in connection with this same distribution agreement, the Company’s Israel Pharmaceutical and Diagnostic Products operating segment acquired certain pharmaceutical diagnostic assets from another local pharmaceutical company for $5,152. This acquisition enhanced the Company’s product portfolio and strengthened its position as the leader in the Israeli pharmaceutical diagnostic market. The assets acquired in this transaction consisted primarily of intangible assets associated with customer supply contracts, machinery and equipment and inventory. The assets and the related operating results from the acquisition date were included in the Other category in the Company’s consolidated financial statements beginning in the second quarter of fiscal 2010.

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
Subsequent Business Acquisition
Paddock Laboratories, Inc. – On July 26, 2011, the Company completed the acquisition of substantially all of the assets of privately-held Paddock Laboratories, Inc. (Paddock) for approximately $547,000 in cash. The Company funded the transaction using the new $250,000 five-year term loan, as discussed in Note 8, $212,000 of cash on hand and $85,000 from its accounts receivable securitization program. As of the end of the fourth quarter of fiscal 2011, the Company had incurred $2,560 of acquisition costs, of which $1,315, $695 and $550 were expensed in operations in the second, third and fourth quarters of fiscal 2011, respectively. Headquartered in Minneapolis, Minnesota, Paddock is a manufacturer and marketer of generic Rx pharmaceutical products. The acquisition expanded the Company’s generic Rx product offering, pipeline and scale.
The purchase price allocation is in the preliminary stages of the valuations process. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill. The Company expects the majority of the purchase price to be allocated between identifiable intangible assets and goodwill.
Business Acquisitions
The Company completed various business acquisitions during fiscal 2010 and 2009 as summarized below.
Fiscal 2010
PBM Holdings, Inc. – On April 30, 2010, the Company acquired 100% of the shares of PBM. The ultimate cash paid for the shares was $839,369, which included cash acquired as of the transaction date of $30,591, after taking into account final working capital adjustments. As of the end of the fourth quarter of fiscal 2010, the Company incurred approximately $11,100 of acquisitions costs, of which approximately $3,200 and $7,900 were expensed in operations in the third and fourth quarter of fiscal 2010, respectively. Headquartered in Gordonsville, Virginia, PBM was the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods sold by leading retailers in the mass, club, grocery and drug channels in the U.S., Canada, Mexico and China. The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for PBM were included in the Nutritionals segment of the Company’s consolidated results of operations beginning May 1, 2010.
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

The excess of the purchase price over the fair value of net assets acquired, amounting to $330,299, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Nutritionals segment. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.
Intangible assets acquired in the acquisition were valued as follows:

Product formulations	$107,000
Developed product technology	4,200
Trade names and trademarks	1,900
Distribution agreements	18,000
Customer relationships	250,000
Non-compete agreement	1,400
Total intangible assets acquired	$382,500
Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the discounted cash flow method and the lost income method. Developed product technology and product formulations are based on a 15- and 10-year useful life, respectively, and amortized on a straight-line basis. Trade names and trademarks were considered to have an indefinite life. Distribution agreements and customer relationships are based on a 20-year useful life and amortized on an accelerated basis. The non-compete agreement is based on a five-year life and amortized on a straight-line basis.
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
Orion Laboratories Pty Ltd. – On March 8, 2010, the Company acquired 100% of the outstanding shares of privately-held Orion. After taking into account final working capital adjustments, the ultimate cash paid for Orion was $48,012. The Company incurred approximately $600 of acquisition costs, all of which were expensed in operations in the third quarter of fiscal 2010. Located near Perth, Western Australia, Orion was a leading supplier of OTC store brand pharmaceutical products in Australia and New Zealand. In addition, Orion manufactured and distributed pharmaceutical products supplied to hospitals in Australia. The acquisition of Orion expanded the Company’s global presence and product portfolio into Australia and New Zealand. The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Orion were included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning March 8, 2010.
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
The excess of the purchase price over the fair value of net assets acquired, amounting to $16,462, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.
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
Vedants Drug & Fine Chemicals Private Ltd. – To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited (Vedants), an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin in the second half of fiscal 2012 and will include certain API products currently manufactured in Israel and that had been manufactured in Germany. The acquisition was accounted for using the acquisition method, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Vedants were included in the API segment of the Company’s consolidated results of operations beginning August 6, 2009. Operations related to the noncontrolling interest are currently immaterial.
The purchase price of $11,500 was allocated as follows:

Cash	$1,441
Accounts receivable	168
Inventory	2
Property and equipment	8,436
Goodwill	4,183
Total assets acquired	14,230
Accounts payable	171
Other liabilities	1,289
Noncontrolling interest	1,270
Total liabilities and equity assumed	2,730
Net assets acquired	$11,500

Fiscal 2009
Unico Holdings, Inc. – On November 13, 2008, the Company acquired 100% of the outstanding shares of privately-held Unico for $51,853 in cash, including $164 of acquisition costs. Based in Lake Worth, Florida, Unico was the leading manufacturer of store brand pediatric electrolytes, enemas and feminine hygiene products for retail customers in the U.S. The acquisition of Unico expanded the Company’s global presence and product portfolio in the U.S. The acquisition was accounted for under the purchase method of accounting. The operating results for Unico are included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the second quarter of fiscal 2009. As previously discussed, due to the realignment of the Company's operating segments in the first quarter of fiscal 2011, the store brand pediatric electrolytes products are now being reported as part of the Company's Nutritionals operating segment.

The purchase price of $51,853 was allocated as follows:

Cash	$1,414
Accounts receivable	4,275
Inventory	5,344
Property and equipment	4,650
Other assets	2,056
Goodwill	23,559
Intangible assets	26,191
Total assets acquired	67,489
Accounts payable	3,293
Other current liabilities	914
Deferred tax liabilities	11,429
Total liabilities assumed	15,636
Net assets acquired	$51,853

The purchase agreement allowed for a post-closing working capital adjustment to determine a final purchase price. During the third quarter of fiscal 2009, the working capital adjustment was settled, resulting in a minor adjustment to the purchase price.
The excess of the purchase price over the fair value of net assets acquired, amounting to $23,559, was recorded as goodwill in the consolidated balance sheet and has been assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$24,800
Non-compete agreements	1,391
Total intangible assets acquired	$26,191

Management assigned fair values to the customer relationships and non-compete agreements through the discounted cash flow method and the lost income method, respectively. Customer relationships are based on 20-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. There are three non-compete agreements; two agreements are based on a five-year useful life and the other agreement is based on a two-year useful life. All non-compete agreements are amortized on a straight-line basis.
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

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$1,717
Developed product technology	1,276
Trade name and trademarks	1,204
Non-compete agreements	571
In-process research and development	279
Total intangible assets acquired	$5,047

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, discounted cash flow method and lost income method. Customer relationships are based on eight-year useful lives and are amortized on an accelerated basis consistent with projected revenues over the lives of the relationships. The average estimated useful life of the developed product technology is eight years. Trade name and trademarks were considered to have indefinite useful lives. Accordingly, no amortization has been recorded for these intangible assets. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and adjusts them as necessary. There are two non-compete agreements, each based on a five-year useful life and amortized on a straight-line basis. The amount allocated to in-process research and development was charged to operations as of the acquisition date. Management assigned fair values to in-process research and development related to ongoing projects using a relief from royalty method on forecasted revenues directly related to the products expected to result from the subject research and development. Assumptions used in the in-process research and development valuation included a required rate of return of 16% and commencement of net cash inflows that varied between one and two years, depending on the project. As of the date of acquisition, the technological feasibility of the acquired in-process technology had not yet been established and the technology had no future alternative uses and, therefore, was required to be expensed as of the acquisition date. The Company estimates that the amount it will incur in additional costs related to the efforts necessary to develop the acquired, incomplete technology into commercially viable products will be immaterial.
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

J.B. Laboratories, Inc. – On September 16, 2008, the Company acquired 100% of the outstanding shares of JBL, a privately-held contract manufacturer of OTC and nutrition products for leading healthcare suppliers, for $42,962, including debt assumed. The Company acquired JBL to obtain additional FDA-compliant production capacity to help service current and future customer needs. The Company paid $14,939 in cash, including acquisition costs of $436, and assumed $28,023 of existing debt, of which $25,293 was repaid immediately and the remaining $2,730 was repaid in the second quarter of fiscal 2009. The acquisition was accounted for under the purchase method of accounting. The operating results for JBL are included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning in the second quarter of fiscal 2009. As previously discussed, due to the realignment of the Company's operating segments in the first quarter of fiscal 2011, JBL's nutrition products are now being reported as part of the Company's Nutritionals operating segment.

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
On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group. On February 26, 2010, the sale to Emilia Group was completed for approximately $47,000, of which approximately $11,000, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar, is contingent upon satisfaction of contingency factors specified in the agreement. The sale was completed in the third quarter of fiscal 2010 resulting in a preliminary pre-tax gain on the sale of $750, excluding the contingent consideration. The sales price was subject to post-closing working capital adjustments as defined by the agreement. During the third quarter of fiscal 2011, as part of an arbitration ruling, the Company made a $3,558 payment to Emilia Group settling the final post-closing working capital adjustment. Of this amount, $2,151 was charged to earnings and included in discontinued operations in the third quarter of fiscal 2011. Including this charge, the pre-tax loss on the sale of the Israel Consumer Products business was $1,407. Under the terms of the agreement, the Company provided distribution and support services for the importation of private label cosmetics from this business into the U.S. market for 12 months after the close of the transaction. These services were fully transferred to Emilia Group during the third quarter of fiscal 2011.
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
Results of discontinued operations were as follows:

	Fiscal Year
	2011	2010	2009
Net sales	$17,499	$67,985	$88,198
(Loss) gain on sale	$(2,151)	$750	$—

Income (loss) before income taxes	$91	$486	$(217)
Income tax benefit (expense)	(1,452)	(1,121)	2,921
Income (loss) from discontinued operations, net of tax	$(1,361)	$(635)	$2,704

The assets and liabilities classified as discontinued operations as of June 25, 2011 and June 26, 2010 were as follows:

	June 25, 2011	June 26, 2010
Accounts receivable, net	$2,568	$1,700
Inventories	—	5,482
Prepaid expenses and other current assets	—	193
Current assets of discontinued operations	$2,568	$7,375

Accounts payable	$2,654	$3,482
Accrued payroll and other accrued liabilities	1,439	976
Deferred income tax liabilities	—	912
Current liabilities of discontinued operations	$4,093	$5,370
As of June 25, 2011, the remaining assets and liabilities recorded in discontinued operations related to distribution services that ceased by the end of the third quarter of fiscal 2011, as specified in the sale agreement.

NOTE 4 – EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows:

	Fiscal Year
	2011	2010	2009
Numerator:
Income from continuing operations	$340,558	$224,434	$142,829
Income (loss) from discontinued operations, net of tax	(1,361)	(635)	2,704
Net income used for both basic and diluted EPS	$339,197	$223,799	$145,533
Denominator:
Weighted average shares outstanding for basic EPS	92,313	91,399	92,183
Dilutive effect of share-based awards	1,216	1,446	1,446
Weighted average shares outstanding for diluted EPS	93,529	92,845	93,629
Share-based awards outstanding that were anti-dilutive totaled 127, 24 and 225 for fiscal 2011, 2010 and 2009, respectively. Share-based awards that were anti-dilutive were excluded from the diluted EPS calculation.

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
The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of June 25, 2011 and June 26, 2010:

	Fair Value Measurements as of June 25, 2011 Using:
	Total as of June 25, 2011	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$267,221	$267,221	$—	$—
Investment securities	7,503	—	—	7,503
Funds associated with Israeli post employment benefits	17,170	—	17,170	—
Foreign currency forward contracts, net	3,353	—	3,353	—
Total	$295,247	$267,221	$20,523	$7,503
Liabilities:
Interest rate swap agreements	$7,283	$—	$7,283	$—
Total	$7,283	$—	$7,283	$—

	Fair Value Measurements as of June 26, 2010 Using:
	Total as of June 26, 2010	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$68,187	$68,187	$—	$—
Investment securities	4,950	—	—	4,950
Funds associated with Israeli post employment benefits	14,977	—	14,977	—
Total	$88,114	$68,187	$14,977	$4,950
Liabilities:
Foreign currency forward contracts, net	$4,526	$—	$4,526	$—
Total	$4,526	$—	$4,526	$—
The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and variable rate long-term debt, approximate their fair value. As of June 25, 2011, the carrying value and fair value of the Company's fixed rate long-term debt were $615,000 and $650,812, respectively. As of June 26, 2010, the carrying value and fair value of the Company's fixed rate long-term debt were $615,000 and $644,016, respectively. As a result of the prepayment of the letter of undertaking on July 19, 2010, as discussed in Note 8, the fair values of both the letter of undertaking and the restricted cash deposit approximated their carrying values as of June 26, 2010. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during the fiscal year ended June 25, 2011. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of June 25, 2011, the Company had $17,170 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets.The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
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

In the absence of a liquid trading market, the Company based its estimates of the fair market value of the ARS it held on, among other things, estimates provided by Lehman Brothers, the firm that managed these investments for the Company. During the third quarter of fiscal 2008, the Company recorded an unrealized loss of $3,453, net of tax, in other comprehensive income. The amount of the write-down was based on, among other things, estimates provided by Lehman Brothers. At that time, the companies that issued these securities continued to maintain their AAA counterparty credit ratings and pay the maximum interest contractually required. In addition, beginning in the third quarter of fiscal 2008, the Company reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.
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
The Company engaged the services of an independent third-party valuation firm in the second and fourth quarters of fiscal 2010 to assist the Company in updating the estimates of the current fair value of these securities. Based on updated estimates of the current fair value of these securities from the valuation firm, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors, the Company determined that the fair value of the securities remained consistent with the prior period at the recorded value of $4,961 and $4,393 in the second and fourth quarters of fiscal 2010, respectively. Accordingly, the Company recorded an unrealized loss of $568, net of tax, in other comprehensive income in the fourth quarter of 2010.
The Company also engaged the services of an independent third-party valuation firm in the second and fourth quarters of fiscal 2011. Taking into account updated estimates of the current fair value of these securities from the valuation firm, which used a discounted cash flow analysis and an assessment of secondary markets, as well as other factors, the Company determined that the fair value of the securities was $5,435 and $7,503 in the second and fourth quarters of fiscal 2011, respectively. Accordingly, the Company recorded an unrealized gain of $1,042 and $2,068, net of tax, in other comprehensive income in the second and fourth quarters of fiscal 2011, respectively. The Company continued to earn and collect interest on these investments at the maximum contractual rate. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. All of the ARS investments have a contractual maturity of more than five years as of June 25, 2011. The gross realized gains and losses on the sale of ARS are determined using the specific identification method.
In the second quarter of fiscal 2011, the Company sold its collateralized debt obligations backed primarily by U.S. Treasury obligations for proceeds of $560. As of December 25, 2010, the Company no longer held any collateralized debt obligations.

The following table presents a rollforward of the assets measured at fair value using unobservable inputs (Level 3) at June 25, 2011:

Investment Securities (Level 3)
Balance as of June 27, 2009	$5,528
Transfers into Level 3	—
Unrealized loss on ARS	(568)
Foreign currency translation	(10)
Balance as of June 26, 2010	4,950
Transfers into Level 3	—
Sale of collateralized debt obligations	(560)
Unrealized gain on ARS	3,110
Foreign currency translation	3
Total as of June 25, 2011	$7,503

At June 25, 2011, all of the Company’s investments in debt securities were classified as available-for-sale, and, as a result, were reported at fair value. The following is a summary of the Company’s available-for-sale securities:

	June 25, 2011	June 26, 2010
Corporate debt securities (ARS)	$7,503	$4,393
Other debt securities	—	557
Total	$7,503	$4,950
Excluding corporate debt securities, the fair value of available-for-sale investment securities approximated amortized cost as of June 25, 2011 and June 26, 2010. Unrealized gains and losses for investment securities other than corporate debt securities were not material and were included in other comprehensive income, net of tax. The gross realized gains and losses on the sale of these securities are determined using the specific identification method.

NOTE 6 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows:

	June 25, 2011	June 26, 2010
Finished goods	$244,758	$213,068
Work in process	119,732	116,618
Raw materials	141,086	123,294
Total inventories	$505,576	$452,980

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
In the third quarter of fiscal 2010 the Company changed the annual testing date for evaluating goodwill and indefinite-lived intangible asset impairment from the end of the second (Consumer Healthcare reporting units) and third quarters (Rx Pharmaceuticals and API reporting units) to the beginning of the fourth quarter of the fiscal year for all reporting units. This voluntary change in accounting method was implemented and considered preferable because (1) the use of a common testing date enables the Company to make valuation assumptions as of a consistent date for all reporting units; (2) it better aligned with the Company’s annual budgeting process and allows the most recent projected financial information to be used when developing discounted cash flows in the reporting unit valuation models; and (3) it allowed the Company more time in a given fiscal reporting period to accurately assess the recoverability of goodwill and indefinite-lived intangible assets, and thus, would improve its overall financial reporting. To accommodate this change and meet the one-year testing window requirement of ASC 350, “Intangibles–Goodwill and Other”, the Company evaluated goodwill and indefinite-lived intangible assets for impairment at the end of the second quarter (Consumer Healthcare reporting units), the end of the third quarter (Rx Pharmaceuticals and API reporting units) and the beginning of the fourth quarter (all reporting units) during fiscal 2010. The current and prior year testing resulted in no impairment charges being recorded.
There were no additions to goodwill in fiscal 2011. In fiscal 2010 there were additions to goodwill in the Consumer Healthcare and Nutritionals segments related to the acquisitions of Orion and PBM, respectively, as well as an addition in the API segment related to the acquisition of Vedants. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Nutritionals	Rx Pharma- ceuticals	API	Total
Balance as of June 27, 2009	$108,785	$1,445	$70,835	$81,435	$262,500
Business acquisitions	16,462	330,299	—	4,183	350,944
Purchase price allocation adjustment	(1,732)	—	—	—	(1,732)
Currency translation adjustment	(4,528)	—	1,890	2,393	(245)
Balance as of June 26, 2010	118,987	331,744	72,725	88,011	611,467
Currency translation adjustment	7,322	—	8,906	10,350	26,578
Balance as of June 25, 2011	$126,309	$331,744	$81,631	$98,361	$638,045
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
Other intangible assets and related accumulated amortization consisted of the following:

	June 25, 2011		June 26, 2010
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/ formulation and product rights	$328,461	$101,494	$311,319	$69,128
Distribution and license agreements	52,790	19,844	41,123	16,048
Customer relationships	331,081	32,029	326,404	15,414
Trademarks	5,378	730	4,691	716
Non-compete agreements	6,391	2,431	5,895	1,126
Total	724,101	156,528	689,432	102,432
Non-amortizable intangibles:
Trade names and trademarks	6,857	—	6,575	—
Total other intangible assets	$730,958	$156,528	$696,007	$102,432
Certain intangible assets, including developed product technology/formulation and product rights, are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.
The Company recorded a charge for amortization expense of $46,778, $25,127 and $23,596 for fiscal 2011, 2010 and

2009, respectively, for intangible assets subject to amortization. The increase in amortization expense in fiscal 2011 was due primarily to the incremental amortization expense incurred on the intangible assets acquired as part of the PBM acquisition.
Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. No estimate of future amortization expense related to the recent Paddock acquisition has been included in the table below. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2012	$51,200
2013	52,400
2014	51,900
2015	50,900
2016	48,800

NOTE 8 – INDEBTEDNESS
Total borrowings outstanding were $892,770 at June 25, 2011 and $1,344,000 at June 26, 2010. Total borrowings are presented on the balance sheet as follows:

	June 25, 2011	June 26, 2010
Short-term debt:
Swingline loan	$—	$9,000
Line of credit - India subsidiary	2,770	—
Current portion of long-term debt:
Letter of undertaking - Israeli subsidiary	—	400,000
Term loan	15,000	—
Total	17,770	409,000
Long-term debt, less current maturities:
Revolving line of credit	—	95,000
Term loans	260,000	225,000
Senior notes	615,000	615,000
Total	875,000	935,000
Total debt	$892,770	$1,344,000

On January 20, 2011, the Company announced that it had signed a definitive agreement to acquire substantially all of the assets of Paddock, and on July 26, 2011 the Company announced that the acquisition was completed for approximately $547,000 in cash. The Company funded the transaction using the new $250,000 five-year term loan discussed below, $212,000 of cash on hand and $85,000 from its accounts receivable securitization program. Concurrent with the signing of the agreement, the Company entered into a Term Loan Agreement (Agreement). Under the terms of the Agreement, the term loan commitment was $250,000, which was fully funded on July 26, 2011 in conjunction with the closing of the Paddock acq    uisition. The final maturity date of the term loan is July 26, 2016; however, the term loan will be subject to mandatory partial repayments of $25,000 on each of the first four annual anniversary dates of the funding. The term loan will bear interest, at the election of the Company, at either the Annual Base Rate or the Adjusted LIBO rate plus an Applicable Margin, as specified in the Agreement. As of June 25, 2011, there was no outstanding debt related to this commitment.

On December 29, 2010, the Company's India subsidiary executed a long-term facility with certain persons who are minority owners of Perrigo India as lenders. Funds are available for capital expenditures in one or more draws in an aggregate amount not to exceed $3,000. The facility is payable in a series of installments starting in fiscal 2017 with the final installment due August 30, 2019. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility as of June 25, 2011 was 14%. The Company's India subsidiary had no amounts outstanding on this line as of the end of its fiscal 2011.

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
On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $4,500. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 10.5% and 9.5% as of June 25, 2011 and June 26, 2010, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $2,770 outstanding on this line of credit as of the end of its fiscal 2011.
On May 29, 2008, the Company entered into a Master Note Purchase Agreement (Note Agreement) with various institutional investors providing for the private placement of senior notes consisting of $75,000, 5.97% Series 2008-A senior notes, due May 29, 2015, and $125,000, 6.37% Series 2008-B senior notes, due May 29, 2018 (collectively, the Series 2008 Notes). Contemporaneously with the acquisition of PBM, on April 30, 2010, the Company entered into a First Supplement to the Note Agreement with various institutional investors providing for the private placement of senior notes consisting of $115,000, 4.91% Series 2010-A senior notes, due April 30, 2017, $150,000, 5.45% Series 2010-B senior notes, due April 30, 2020, and $150,000, 5.55% Series 2010-C senior notes, due April 30, 2022 (collectively, the Series 2010 Notes). The Series 2010 Notes, together with the Series 2008 Notes, are collectively referred to herein as the Notes. The obligations under the Notes are guaranteed by certain of the Company’s subsidiaries, and the Notes are secured, on a ratable basis with the Company’s bank debt, by a lien on certain assets of the Company and the subsidiary guarantors. Interest on the Notes is payable semi-annually. The Company may at any time prepay, at a cost, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratios, additional liens, mergers or consolidations, and sales of assets. The Company was in compliance with all Note Agreement covenants as of June 25, 2011.
On April 22, 2008, the Company entered into a Term Loan Agreement (Loan Agreement) to provide for additional term loan borrowings. Under the terms of the Loan Agreement, the initial term loan commitment is $125,000, subject to increase by mutual agreement of the Company and the lenders as specified in the Loan Agreement. The applicable interest rate is determined by the type of loan requested by the Company, with Eurodollar loans bearing interest at the London Interbank Offered Rate (LIBOR) plus an applicable borrowing margin determined by the Company’s leverage ratio over the trailing four quarters and Alternative Base Rate (ABR) loans bearing interest at the highest of the JP Morgan Chase Bank N.A. Prime Rate, the Base CD Rate plus 100 basis points and the Federal Funds Effective Rate plus 50 basis points. All of the Company’s loans outstanding under the Loan Agreement were Eurodollar loans, and the interest rate was 1.1875% and 1.1875% as of June 25, 2011 and June 26, 2010, respectively. Actual rates ranged from 1.1875% to 1.3125% and 1.0625% to 1.875% for fiscal 2011 and 2010, respectively. The obligations under the Loan Agreement are guaranteed by certain subsidiaries of the Company and are secured by a pledge of 65% of the stock of certain foreign subsidiaries. The Loan Agreement is subject to certain debt level limitations, as specified in the Loan Agreement, as well as restrictive covenants, which are the same as those in the 2005 credit agreement discussed below. The maturity date of the term loans is April 22, 2013. The Company intends to use the proceeds of the term loans for general corporate purposes and to enhance liquidity.
On March 16, 2005, the Company and certain foreign subsidiaries entered into a credit agreement with a group of banks (Credit Agreement) which provided an initial revolving loan commitment of $250,000 and an initial term loan commitment of $100,000, each subject to increase or decrease as specified in the Credit Agreement. As noted above, in connection with the execution of the 2010 Credit Agreement, the Company terminated this credit agreement in fiscal 2011. Both loans bore an interest rate of ABR or LIBOR plus an applicable margin determined by the Company’s leverage ratio over the trailing four quarters. The interest rate on the revolving loan was 0.7487% as of June 26, 2010. The interest rate on the term loan was 0.9375% as of June 26, 2010. Actual rates for the revolving loan ranged from 0.7125% to 1.565% for fiscal 2010. Actual rates for the term loan ranged from 0.8625% to 1.675% for fiscal 2010. Additionally, the Credit Agreement provided for short term swingline loans at negotiable rates of interest subject to a maximum amount of $25,000 drawn at any time. As of June 26, 2010, the interest rate on the swingline loans was 1.5%. As of June 26, 2010, borrowings under the swingline loans and revolving loan commitment were $9,000 and $95,000, respectively.
The Company was in compliance with all Credit Agreement and Loan Agreement covenants as of June 25, 2011.

On March 16, 2005, the Company’s Israeli holding company subsidiary entered into a letter of undertaking and obtained a loan in the sum of $400,000. Subsequent to the end of fiscal 2010, the Company elected to prepay the entire loan balance of $400,000. The loan had a ten-year term with a fixed annual interest rate of 5.025%. The Company could prepay the loan upon 30 days written notice. The lender could demand prepayment or the Company could prepay the loan in whole or in part upon 90 days written notice on the interest payment date that was 24 months after the loan date and every 12 months subsequent to that date. The terms required the Company to maintain a deposit of $400,000 in an uninsured account with the lender as security for the loan. This deposit had a fixed 4.9% yield. The Company did not have the right to withdraw any amounts from the deposit account, including any interest earned, until the loan had been paid in full or unless it received consent from the lender. Earned interest was released to the Company on each interest payment date so long as all interest due on the loan had been paid by the Company. The loan was repaid using the restricted cash deposit discussed above. The prepayment was completed on July 19, 2010.
The Company’s Israeli subsidiary paid the third and final annual installment of its debenture in the second quarter of fiscal 2010 for $17,771. The debenture, which was guaranteed by the Company, had a fixed interest rate of 5.6%, and the principal of the loan was linked to the increase in the Israel Consumer Price Index.

Excluding the subsequent funding used to acquire Paddock, the annual maturities of short-term and long-term debt are as follows:

2012	$17,770
2013	140,000
2014	15,000
2015	90,000
2016	90,000
Thereafter	540,000

NOTE 9 – ACCOUNTS RECEIVABLE SECURITIZATION
On July 23, 2009, the Company entered into an accounts receivable securitization program (the Securitization Program) with several of its wholly owned subsidiaries and Bank of America Securities, LLC (Bank of America). The Company renewed the Securitization Program on July 22, 2010 and, most recently, on June 13, 2011 with Bank of America, as Agent, and Wells Fargo Bank, National Association (Wells Fargo) and PNC Bank, National Association (PNC) as Managing Agents (together, the Committed Investors).
The Securitization Program is a three-year program and under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At June 25, 2011, $184,000 was available under this calculation. The interest rate on any borrowings is based on a thirty-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $185,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.
Any borrowing made pursuant to the Securitization Program will be classified as debt in the Company’s consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. At June 25, 2011 and June 26, 2010, there were no borrowings outstanding under the Securitization Program. As discussed in Note 8, concurrent with the closing of the Paddock acquisition on July 26, 2011, the Company borrowed $85,000 under its Securitization Program to partially fund the acquisition.

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of OCI, net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. All of the Company’s designated hedging instruments are classified as cash flow hedges.
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
In the fourth quarter of fiscal 2011, the Company entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on the new Agreement, as discussed in Note 8. The interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The interest rate swap agreements fix the interest rate at 2.5775% on an initial notional amount of principal of $150,000 on the Agreement. The interest rate swap agreements have a start date of August 3, 2011 and will expire on May 3, 2016.
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
In the third quarter of fiscal 2010, with the expected issuance of long-term debt to partially fund the PBM acquisition, the Company entered into T-Locks with a notional value of $230,000 to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of the Series 2010 Notes discussed in Note 8. The T-Locks, which the Company designated as cash flow hedges, were settled in the fourth quarter of fiscal 2010 upon the issuance of an aggregate of $415,000 principal amount of the Series 2010 Notes for a cumulative after-tax gain of $2,253, which was recorded in OCI and is being amortized to earnings as a reduction to interest expense over the life of the Series 2010 Notes. Approximately $225 after-tax is expected to be recognized in earnings in fiscal 2012.
In conjunction with the Company's prior credit agreement, during the fourth quarter of fiscal 2005, the Company entered into two interest rate swap agreements to reduce the impact of fluctuations in interest rates on the term and revolving commitments thereunder. These interest rate swap agreements were contracts to exchange floating rate for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements were used to measure interest to be paid or received and did not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements was recognized as an adjustment to interest expense.
The interest rate swap agreements fixed the interest rate at 4.77% on an initial notional amount of principal of $50,000 on the revolving loan and $100,000 on the term loan. During the first quarter of fiscal 2010, the Company repaid its $50,000 revolving loan commitment. Due to the repayment of the loan, the Company recorded an additional $1,000 in Other expense related to the termination and ultimate cash settlement of the interest rate swap agreement. The remaining interest rate swap agreement on the $100,000 term loan expired on March 16, 2010.
In accordance with ASC 815, the Company designated the above interest rate swaps as cash flow hedges and formally documented the relationship between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to the specific liability or asset on the balance sheet. The Company also assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) was deferred as a component of accumulated OCI and was recognized in earnings at the time the hedged item affected earnings. Any ineffective portion of the change in fair value was immediately recognized in earnings.
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
The Company’s foreign currency hedging program consists of cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of twelve months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of twelve months. The Company did not have any foreign currency put or call contracts as of June 25, 2011.
In accordance with ASC 815, the Company has designated certain forward contracts as cash flow hedges and has formally documented the relationships between the forward contracts and the hedged items, as well as its risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative to the specific liability or asset on the balance sheet. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated OCI and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.
The effects of derivative instruments on the Company’s consolidated financial statements were as follows as of June 25, 2011 and June 26, 2010 and for the twelve months ended June 25, 2011 and June 26, 2010 (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Consolidated Balance Sheet
(Designated as (non)hedging instruments under ASC 815)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		June 25, 2011	June 26, 2010
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$4,178	$51
Total hedging derivatives		$4,178	$51
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$206	$351
Total non-hedging derivatives		$206	$351

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 25, 2011	June 26, 2010
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$952	$4,827
Interest rate swap agreements	Other non-current liabilities	7,283	—
Total hedging derivatives		$8,235	$4,827
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$79	$101
Total non-hedging derivatives		$79	$101

Effects of Derivative Instruments on Income and OCI for the twelve months ended June 25, 2011 and June 26, 2010

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 25, 2011	June 26, 2010		June 25, 2011	June 26, 2010		June 25, 2011	June 26, 2010
T-Locks	$—	$2,700	Interest, net	$363	$—	Interest, net	$—	$—
Interest rate swap agreements	(7,225)	1,767	Interest, net	844	(3,569)	Other expense	—	(1,100)
Foreign currency forward contracts	9,132	(6,245)	Net sales	(1,239)	(1,080)	Net sales	20	—
			Cost of sales	915	2,036	Cost of sales	(683)	(33)
			Interest, net	35	55
			Other income (expense), net	2,930	(1,858)
Total	$1,907	$(1,778)		$3,848	$(4,416)		$(663)	$(1,133)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
		June 25, 2011	June 26, 2010
Foreign currency forward contracts(1)	Other income, net	$1,201	$2,377

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

NOTE 11 – POST EMPLOYMENT PLANS
Qualified Profit-Sharing and Investment Plans
The Company has a qualified profit-sharing and investment plan under Section 401(k) of the Internal Revenue Code (IRC), which covers substantially all domestic employees in Michigan, South Carolina, New York, Florida, Vermont, Virginia and Ohio. The Company’s contributions to the plan include an annual nondiscretionary contribution of 3% of an employee’s eligible compensation and a discretionary contribution at the option of the Board of Directors. Additionally, the Company matches a portion of employees’ contributions. The Company’s contributions to the plan were $20,220, $25,545 and $12,908 in fiscal 2011, 2010 and 2009, respectively.
As a result of the acquisition of PBM, the Company had an additional qualified investment plan under Section 401(k) of the IRC, covering employees at PBM. The Company's contribution to the plan was $235 for fiscal 2011. The Company merged this plan with the Company’s plan described above effective January 1, 2011.
As a result of the acquisition of JBL, the Company had an additional qualified investment plan under Section 401(k) of the IRC, which covered employees at Perrigo Holland, Inc. (formerly J.B. Laboratories, Inc.). The Company’s contribution to the plan was $713 for fiscal 2009. This plan was merged with the Company’s plan described above as of January 1, 2009.

Israeli Post Employment Benefits
Israeli labor laws and agreements require the Company to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. The Company’s Israeli subsidiaries also provide retirement bonuses to certain managerial employees. The Company makes regular deposits to retirement funds and purchases insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. The liability related to these post employment benefits, which is recorded in other non-current liabilities, was $21,456 at June 25, 2011. The Company funded $17,170 of this amount, which is recorded in other non-current assets, as of June 25, 2011. As of June 26, 2010, the liability and corresponding asset related to these post employment benefits were $18,766 and $14,977, respectively. The Company’s contributions to the above plans were $1,372, $1,029 and $1,830 for fiscal 2011, 2010 and 2009, respectively.
Deferred Compensation Plans
The Company has non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, the Company owns insurance policies with a cash surrender value of $12,188 at June 25, 2011 and $8,948 at June 26, 2010 that are intended as a long-term funding source for these plans. The assets, which are recorded in other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability, which is recorded in other non-current liabilities, was $13,894 at June 25, 2011 and $9,295 at June 26, 2010.
Postretirement Medical Benefits
The Company provides certain healthcare benefits to eligible U.S. employees and their dependents who meet certain age and service requirements when they retire. Generally, benefits are provided to eligible retirees after age 65 and to their dependents. Increases in the Company contribution for benefits are limited to increases in the CPI. Additional healthcare cost increases are paid through participant contributions. The Company accrues the expected costs of such benefits during a portion of the employees’ years of service. The plan is not funded. Under current plan provisions, the plan is not eligible for any federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy. The unfunded accumulated projected benefit obligation was $2,936 at June 25, 2011 and $2,667 at June 26, 2010. In accordance with ASC 715-30-35, which became effective for the Company in the fourth quarter of fiscal 2007, the Company records unrecognized actuarial gains and losses as a component of accumulated other comprehensive income. As of June 25, 2011 and June 26, 2010, an unrecognized actuarial loss of $161 and $432, respectively, was included in accumulated other comprehensive income on a net of tax basis – see Note 13. Net periodic benefit gain was $252, $309 and $344 in fiscal 2011, 2010 and 2009, respectively.

NOTE 12 – SHAREHOLDERS’ EQUITY

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $25,303, $22,329 and $19,957 or $0.2725, $0.2425 and $0.2150 per share, during fiscal 2011, 2010 and 2009, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
The Company has had a common stock repurchase program. Purchases were made on the open market, subject to market conditions and were funded by available cash or borrowings. On February 1, 2008, the Board of Directors approved a plan to repurchase shares of common stock with a value of up to $150,000 The Company completed purchases under this plan on December 16, 2009. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes. The Company repurchased 142 shares of common stock for $8,308 during fiscal 2011. The Company repurchased 2,062 and 1,836 shares of common stock for $71,088 and $62,489 during fiscal 2010 and 2009, respectively. Private party transactions accounted for 142, 85 and 42 shares in fiscal 2011, 2010 and 2009, respectively.

Share-Based Compensation Plans
All share-based compensation for employees and directors is granted under the 2008 Long-Term Incentive Plan, as amended. The plan has been approved by the Company’s shareholders and provides for the granting of awards to its employees and directors. As of June 25, 2011, there were 6,370 shares available to be granted. The purpose of the plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company’s success and prosperity. The awards that are granted under this program primarily include non-qualified stock options, restricted shares and restricted share units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the plan. Awards granted under the plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.
Share-based compensation expense was $15,355 for fiscal 2011, $14,696 for fiscal 2010 and $10,353 for fiscal 2009. The income tax benefit recognized was $23,124 for fiscal 2011, $15,355 for fiscal 2010 and $4,982 for fiscal 2009. As of June 25, 2011, unrecognized share-based compensation expense was $14,692 and will be recognized within approximately three years. Proceeds from the exercise of stock options and excess income tax benefits attributable to stock options exercised are credited to common stock.
A summary of activity related to stock options is presented below:

	For the year ended June 25, 2011
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning options outstanding	1,972	$21.33
Granted	182	$58.93
Exercised	(781)	$18.37
Forfeited or expired	(5)	$24.55
Ending options outstanding	1,368	$28.00	6.29	$79,153

Options exercisable	640	$21.99	5.12	$40,856
Options expected to vest	713	$33.17	7.31	$37,557
The aggregate intrinsic value for options exercised during the year was $40,485 for fiscal 2011, $41,127 for fiscal 2010 and $13,700 for fiscal 2009. The weighted average fair value per share at the grant date for options granted during the year was $18.46 for fiscal 2011, $10.29 for fiscal 2010 and $10.43 for fiscal 2009. The fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2011	2010	2009
Dividend yield	0.6%	0.7%	0.7%
Volatility, as a percent	33.6%	33.6%	29.9%
Risk-free interest rate	1.5%	2.7%	2.9%
Expected life in years after vest date	2.5	2.6	2.0
Volatility used in the valuation model was based on historical volatility. The risk-free interest rate was based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years after vest date was estimated based on past exercise behavior of employees.

A summary of activity related to nonvested restricted shares is presented below:

	For the year ended June 25, 2011
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested restricted shares outstanding	29	$29.94
Granted	11	$59.74
Vested	(29)	$29.94
Cancelled	—	$—
Ending nonvested restricted shares outstanding	11	$59.74	0.34	$970
The weighted average fair value per share at the date of grant for restricted shares granted during the year was $59.74 for fiscal 2011, $39.62 for fiscal 2010 and $34.49 for fiscal 2009. The total fair value of restricted shares that vested during the year was $872 for fiscal 2011, $2,661 for fiscal 2010 and $1,872 for fiscal 2009.
A summary of activity related to nonvested service-based restricted share units is presented below:

	For the year ended June 25, 2011
	Number of Nonvested Service- Based Share Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested service-based share units outstanding	531	$28.20
Granted	127	$59.40
Vested	(206)	$21.23
Cancelled	(12)	$40.86
Ending non-vested service-based share units outstanding	440	$40.12	1.12	$37,819
The weighted average fair value per share at the date of grant for service-based restricted share units granted during the year was $59.40 for fiscal 2011, $30.56 for fiscal 2010 and $35.78 for fiscal 2009. The total fair value of service-based restricted share units that vested during the year was $4,364 for fiscal 2011, $597 for fiscal 2010 and $63 for fiscal 2009.
A summary of activity related to nonvested performance-based restricted share units is presented below:

	For the year ended June 25, 2011
	Number of Nonvested Performance- Based Share Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested performance-based share units outstanding	409	$25.82
Granted	60	$58.82
Vested	(228)	$20.50
Cancelled	(2)	$42.77
Ending nonvested performance-based share units outstanding	239	$39.16	1.10	$20,528

The weighted average fair value per share at the date of grant for performance-based restricted share units granted during the year was $58.82 for fiscal 2011, $39.98 for fiscal 2010 and $35.85 for fiscal 2009. The weighted average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the plan. The total fair value of performance-based restricted share units that vested during the year was $4,671 and $3,372 for fiscal 2011 and 2010, respectively.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Accumulated other comprehensive income and fiscal year activity consisted of the following:

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post- retirement liability adjustments, net of tax	Accumulated other comprehensive income
Balance as of June 27, 2009	$(1,934)	$51,050	$(5,949)	$1,727	$44,894
Other comprehensive income (loss)	1,668	(2,362)	(568)	(432)	(1,694)
Balance as of June 26, 2010	(266)	48,688	(6,517)	1,295	43,200
Other comprehensive income (loss)	(790)	81,691	3,110	(161)	83,850
Balance as of June 25, 2011	$(1,056)	$130,379	$(3,407)	$1,134	$127,050
At June 27, 2009, upon adoption of ASC 320-10-65, the Company recorded a $5,000 adjustment from retained earnings to accumulated other comprehensive income to reclassify the noncredit component of the $15,104 other-than-temporary impairment charge it recognized in the third quarter of fiscal 2009 related to its ARS.

NOTE 14 – INCOME TAXES
Pre-tax income and the provision for income taxes from continuing operations are summarized as follows:

	Fiscal Year
	2011	2010	2009
Pre-tax income:
U.S.	$299,343	$190,104	$137,839
Foreign	151,211	118,545	68,442
Total	$450,554	$308,649	$206,281
Provision for income taxes:
Current:
Federal	$108,644	$63,992	$49,692
State	11,309	7,042	4,892
Foreign	46,183	29,254	12,185
Subtotal	166,136	100,288	66,769
Deferred:
Federal	(11,479)	261	(4,474)
State	(1,363)	(554)	488
Foreign	(43,298)	(15,780)	669
Subtotal	(56,140)	(16,073)	(3,317)
Total	$109,996	$84,215	$63,452

A reconciliation of the provision based on the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2011	2010	2009
	%	%	%
Provision at Federal statutory rate	35.0	35.0	35.0
State income taxes, net of Federal benefit	2.2	2.1	2.7
Foreign tax rate differences	(2.5)	(4.1)	(5.9)
Expenses not deductible for tax purposes/deductions not expensed for book, net	(0.9)	(1.7)	(0.7)
Approved enterprise benefit	(3.9)	(3.3)	(2.4)
Israeli statutory tax rate change	(1.9)	(1.5)	—
International capital loss	—	—	2.0
API restructuring – Germany	—	0.4	1.1
Foreign tax credit	(6.2)	(1.6)	—
Research and development credit	(0.7)	(0.3)	(1.4)
Other	3.3	2.3	0.4
Effective income tax rate	24.4	27.3	30.8
Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, except for Israel taxes on pre-acquisition approved enterprise earnings, because those earnings are considered permanently reinvested in the operations of those subsidiaries. There is approximately $376,000 of foreign earnings and profits for which taxes have not been provided.
Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

	Fiscal Year
	2011	2010
Deferred income tax asset (liability):
Property and equipment	$(52,512)	$(55,050)
Inventory basis differences	17,748	16,966
Accrued liabilities	20,367	17,870
Allowance for doubtful accounts	2,609	2,310
Research and development	5,704	5,024
State operating loss carry forwards	1,121	1,340
State credit carry forwards	3,359	2,806
International operating loss carry forwards	3,329	1,090
International capital loss carry forwards	3,014	7,930
Domestic capital loss carry forwards	3,537	6,026
Unearned revenue	1,938	2,458
Share-based compensation	8,573	7,949
Foreign tax credit	25,811	1,697
Pre-acquisition approved enterprise earnings	—	(28,210)
Other, net	(1,810)	4,817
Subtotal	42,788	(4,977)
Valuation allowance for carry forwards	(12,384)	(17,144)
Net deferred income tax asset (liability):	$30,404	$(22,121)

The above amounts are classified in the consolidated balance sheet as follows:

	June 25, 2011	June 26, 2010
Assets	$41,005	$27,225
Liabilities	10,601	49,346
Net deferred income tax asset (liability)	$30,404	$(22,121)
At June 25, 2011, the Company had gross carry forwards as follows: state net operating losses of $77,410, state credits of $9,176, international net operating losses of $14,982, domestic capital losses of $9,661 and international capital losses of $22,793. At June 25, 2011, gross valuation allowances had been provided for state net operating loss carry forwards in the amount of $51,514, $7,869 for state credit carry forwards, $9,032 for international net operating loss carry forwards, $9,661 for domestic capital loss carry forwards and $22,220 for international capital carry loss forwards as utilization of such carry forwards within the applicable statutory periods is uncertain. The domestic capital loss carry forward expires through 2016; the state net operating loss carry forwards expire through 2031. A portion of the international net operating loss carry forwards expire through 2015, the balance and international capital loss carry forwards have no expiration. The valuation allowances for these net operating loss carry forwards are adjusted annually, as necessary. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to utilization of the net deferred income tax assets described above.
The following table summarizes the activity related to amounts recorded for uncertain tax positions, excluding interest and penalties, for the years ended June 25, 2011 and June 26, 2010:

Unrecognized Tax Benefits
Balance at June 27, 2009	$47,697
Additions:
Positions related to the current year	16,727
Positions of prior years	4,479
Reductions:
Positions related to the current year	—
Positions of prior years	(231)
Settlements with taxing authorities	(40)
Lapse of statutes of limitation	(3,234)
Balance at June 26, 2010	65,398
Additions:
Positions related to the current year	32,381
Positions of prior years	9,358
Reductions:
Positions related to the current year	—
Positions of prior years	(60)
Settlements with taxing authorities	—
Lapse of statutes of limitation	(2,045)
Balance at June 25, 2011	$105,032

During fiscal 2010, the total liability, including interest and penalties, for uncertain tax positions increased by $18,115, of which $127 was accounted for as an increase to goodwill, bringing the Company's total unrecognized tax benefits to $72,296 as of June 26, 2010.

During fiscal 2011, the total liability, including interest and penalties, for uncertain tax positions increased by $45,626 of which $1,279 was accounted for as an increase to goodwill and $18,333 was accounted for as an increase to prepaid expense. This brought the Company's total unrecognized tax benefits to $117,922 as of June 25, 2011.

Included in the liability for uncertain tax positions at June 25, 2011 and June 26, 2010 were $98,182 and $72,169, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods.
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The impact related to interest and penalties on the effective tax rate for fiscal 2011 amounted to a $7,816 unfavorable impact. For fiscal 2010, the Company recognized a $2,203 unfavorable impact. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $22,310 and $14,494 as of June 25, 2011 and June 26, 2010, respectively.

The Company files income tax returns in the U.S., various state and local jurisdictions, and multiple foreign jurisdictions, and is therefore subject to periodic audits by domestic and foreign tax authorities. Its primary income tax jurisdictions are the U.S. and Israel. The Internal Revenue Service is currently auditing the Company for years ending June 2007 and June 2008 and has notified the Company of audit for years ending June 2009 and June 2010. The Israeli Tax Authority is auditing the Company for years ending May 2006, May 2007, May 2008 and May 2009. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented on the financial statements as of June 25, 2011. During the next twelve months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $4,000 to $38,000.

Tax Rate Reductions

In the third quarter of fiscal 2011, Israel enacted new tax legislation to reduce the effective tax rate for qualifying entities to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter. Two of the Company's entities will be eligible for this benefit and currently anticipate electing to be taxed under the new legislation for years after fiscal 2011. Previously, in July 2009, Israel enacted a new law change to lower its statutory corporate tax rate as follows: 24% for 2010, 23% for 2011, 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 and thereafter.

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

Certain other conditions apply to maintain entitlement to these tax benefits. The grants are received from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade. To continue to be eligible for these grants, the Company's development projects must be approved by the Chief Scientist on a case-by-case basis. If the Company's development projects are not approved by the Chief Scientist, the Company will not receive grants to fund these projects, which would increase research and development costs. The receipt of such grants subjects the Company to certain restrictions and pre-approval requirements, which may be conditioned on additional royalty payments with rights to transfer intellectual property and/or production abroad. The Company also receives tax benefits, in particular exemptions and reductions, as a result of the approved enterprise status of certain existing operations in Israel. To be eligible for these tax benefits, the Company must maintain its approved enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in itself and its Israeli subsidiaries and by meeting projections provided to the regulatory agencies. If the Company fails to meet these conditions in the future, the tax benefits would be cancelled, and the Company could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. If such benefits are reduced or eliminated in the future, the Company's result of operations will be adversely impacted. All affected subsidiaries are currently in compliance with these conditions.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through calendar 2014. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2012 – $18,295; 2013– $14,662; 2014– $10,787; 2015 – $7,282; 2016 – $3,860 and thereafter – $2,850. Rent expense under all leases was $21,099, $17,585 and $16,134 for fiscal 2011, 2010 and 2009, respectively.

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
On June 15, 2009, the Court appointed several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee. The amended complaint asserts many of the same claims and allegations as the original proceeding. It also alleges that the Company should have disclosed, prior to February 3, 2009, that Lehman had sold the ARS to the Company and had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleges that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. On September 30, 2010, the Court granted in part and denied in part the motion to dismiss. The Court dismissed the “control person” claims against the members of the Company’s Audit Committee, but denied the motion to dismiss as to the remaining claims and defendants. On October 29, 2010, the defendants filed a new motion to dismiss the amended complaint on the grounds that the Co-Lead Plaintiffs (who are the only plaintiffs named in the amended complaint) lack standing to sue under the U.S. securities laws following a recent decision of the United States Supreme Court holding that Section 10(b) of the Exchange Act does not apply extraterritorially to the claims of foreign investors who purchased or sold securities on foreign stock exchanges. The motion to dismiss is pending. On December 23, 2010, a shareholder named Harel Insurance, Ltd. (Harel) filed a motion to intervene as an additional named plaintiff. Although Harel is a non-U.S. investor, it claims to have purchased the Company’s common stock on a U.S. exchange. On January 10, 2011, the original plaintiff, Warner, filed a motion renewing his previously withdrawn motion to be appointed as Lead Plaintiff to replace the Co-Lead Plaintiffs. These motions are pending.
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

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Net sales	$641,322	$717,515	$691,563	$704,629
Gross profit	$213,954	$249,500	$239,082	$242,334
Income from continuing operations	$73,678	$89,779	$91,531	$85,570
Income (loss) from discontinued operations, net of tax	697	388	(2,446)	—
Net income	$74,375	$90,167	$89,085	$85,570
Earnings (loss) per share(1):
Basic
Continuing operations	$0.80	$0.97	$0.99	$0.92
Discontinued operations	0.01	0.00	(0.03)	—
Basic earnings per share	$0.81	$0.98	$0.96	$0.92
Diluted
Continuing operations	$0.79	$0.96	$0.98	$0.91
Discontinued operations	0.01	0.00	(0.03)	—
Diluted earnings per share	$0.80	$0.97	$0.95	$0.91
Weighted average shares outstanding
Basic	91,824	92,232	92,459	92,724
Diluted	93,269	93,363	93,549	93,853

Fiscal 2010	First Quarter(3)(4)	Second Quarter(3)(5)	Third Quarter(3)(6)	Fourth Quarter(3)(7)
Net sales	$528,333	$582,425	$537,632	$619,760
Gross profit	$163,212	$197,625	$187,395	$198,001
Income from continuing operations	$51,100	$62,791	$61,541	$49,002
Income (loss) from discontinued operations, net of tax	761	(1,978)	640	(58)
Net income	$51,861	$60,813	$62,181	$48,944
Earnings (loss) per share(1):
Basic
Continuing operations	$0.56	$0.69	$0.67	$0.54
Discontinued operations	0.01	(0.02)	0.01	(0.00)
Basic earnings per share	$0.56	$0.66	$0.68	$0.53
Diluted
Continuing operations	$0.55	$0.68	$0.66	$0.53
Discontinued operations	0.01	(0.02)	0.01	(0.00)
Diluted earnings per share	$0.56	$0.65	$0.67	$0.53
Weighted average shares outstanding
Basic	92,044	91,634	91,179	91,496
Diluted	93,396	92,999	92,589	92,948

(1)	The sum of quarterly financial data may vary from the annual data due to rounding. The sum of individual per share amounts may not equal due to rounding.

(2)	Includes restructuring costs of $1,033 associated with exiting one of the Company's product lines manufactured at its Florida facility.

(3)
As discussed in Note 1, financial data has been retrospectively adjusted due to the voluntary change in accounting principle to eliminate the one-month reporting lag for the Company's foreign subsidiaries.

(4)
Includes a pre-tax charge to cost of sales of $320 associated with the step-up in value of inventory related to the distribution agreement entered into by the Company’s Israeli subsidiary with a major global diagnostic company and a $14,000 write-off of in-process research and development costs related to the acquisition of the ANDA from KV.

(5)
Includes a pre-tax charge to cost of sales of $617 associated with the step-up in value of inventory related to the distribution agreement entered into by the Company’s Israeli subsidiary with a major global diagnostic company.

(6)
Includes a pre-tax charge to cost of sales of $94 associated with the step-up in value of inventory related to the distribution agreement entered into by the Company’s Israeli subsidiary with a major global diagnostic company, pre-tax charges for restructuring costs of $7,474 associated with facility closure costs in Florida and the sale of the German API facility and acquisition charges of $3,052 related to the acquisitions of PBM and Orion.

(7)
Includes a $5,000 write-off of in-process research and development costs related to the acquisition of the ANDA from Novel, a pre-tax charge to cost of sales for $495 and $9,402 associated with the step-up in value of inventory related to the acquisition of Orion and PBM, respectively, $7,900 of acquisition costs associated with the acquisition of PBM and pre-tax charges of $2,049 associated with the sale of the German API facility.

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API, along with an Other category. As discussed in Note 1, following the purchase of PBM, in the first quarter of fiscal 2011, the Company realigned and expanded its reportable segments to include its Nutritionals segment, representing infant formulas and other nutritional products. As discussed in Note 3, beginning in the third quarter of fiscal 2009, the operating results of the Company's former Israel Consumer Products operating segment are reported as discontinued operations in the Company’s consolidated statements of income and are not included in the table below for any period presented. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1.
The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments. Unallocated expenses included one-time acquisition costs of $8,189 related to the acquisitions of PBM and Orion and a write-off of in-process research and development of $279 related to the assets acquired from Diba for fiscal 2010 and 2009, respectively. The Consumer Healthcare segment incurred restructuring charges of $1,033, inventory step-up charges of $495 and asset impairment charges of $1,600 in fiscal 2011, 2010 and 2009, respectively. In fiscal 2010, the Nutritionals segment incurred inventory step-up charges of $9,402 and restructuring charges of $699. In fiscal 2010, the Rx Pharmaceuticals segment recognized a write-off of in-process research and development of $19,000. In fiscal 2010, the Other category incurred $1,031 in inventory step-up charges. The API segment incurred restructuring charges of $8,824 and $14,647 for fiscal 2010 and 2009, respectively, which are further discussed in Note 18.
Revenues generated outside the U.S. for fiscal 2011, 2010 and 2009 were $585,648, $469,639 and $437,738, respectively, primarily in Israel, the U.K., Mexico and Australia. The Company attributes revenues to countries outside of the U.S. based on the location of its customers. As of June 25, 2011 and June 26, 2010, the net book value of property and equipment located outside the U.S. was approximately $180,000 and $154,000, respectively. Approximately $105,000 of property and equipment was located in Israel as of June 25, 2011. One customer in the Consumer Healthcare and Nutritionals segments accounted for 22% of net sales in fiscal 2011, 23% in fiscal 2010 and 23% in fiscal 2009.

	Consumer Healthcare	Nutritionals	Rx Pharma- ceuticals	API	Other	Unallocated expenses	Total
Fiscal 2011
Net sales	$1,684,938	$503,349	$343,717	$155,717	$67,308	$—	$2,755,029
Operating income (loss)	$293,097	$68,040	$120,364	$37,819	$1,266	$(30,381)	$490,205
Operating income %	17.4%	13.5%	35.0%	24.3%	1.9%	—	17.8%
Total assets	$1,333,392	$992,967	$448,634	$282,515	$129,145	$—	$3,186,653
Capital expenditures	$59,629	$16,186	$15,329	$4,230	$4,069	$—	$99,443
Property and equip, net	$286,850	$96,098	$35,510	$75,059	$13,791	$—	$507,308
Depreciation/amortization	$37,655	$33,480	$17,686	$10,065	$4,055	$—	$102,941
Fiscal 2010
Net sales	$1,573,749	$259,275	$237,569	$139,980	$57,577	$—	$2,268,150
Operating income (loss)	$303,677	$2,257	$48,503	$15,312	$2,201	$(36,051)	$335,899
Operating income %	19.3%	0.9%	20.4%	10.9%	3.8%	—	14.8%
Total assets	$1,362,366	$971,879	$429,599	$229,566	$108,218	$—	$3,101,628
Capital expenditures	$35,670	$7,770	$6,239	$5,336	$2,801	$—	$57,816
Property and equip, net	$258,619	$90,489	$21,374	$67,240	$10,861	$—	$448,583
Depreciation/amortization	$32,881	$9,337	$17,299	$9,588	$3,616	$—	$72,721
Fiscal 2009
Net sales	$1,412,550	$226,436	$163,947	$135,731	$66,926	$—	$2,005,590
Operating income (loss)	$240,048	$(6,585)	$27,587	$4,039	$7,942	$(23,543)	$249,488
Operating income (loss) %	17.0%	(2.9)%	16.8%	3.0%	11.9%	—	12.4%
Total assets	$1,466,209	$165,450	$396,786	$234,168	$89,287	$—	$2,351,900
Capital expenditures	$41,418	$4,738	$3,723	$4,348	$2,722	$—	$56,949
Property and equip, net	$231,960	$24,890	$20,758	$61,587	$13,147	$—	$352,342
Depreciation/amortization	$33,379	$4,015	$17,631	$10,366	$3,846	$—	$69,237

The following is a summary of the Company's net sales by major product category:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Consumer Healthcare (CHC)
Analgesics	$454,679	$396,308	$351,886
Cough/Cold	345,992	311,457	285,811
Gastrointestinal	410,940	420,943	376,283
Other CHC (1)	473,327	445,041	398,570
Total CHC	1,684,938	1,573,749	1,412,550
Nutritionals	503,349	259,275	226,436
Generic prescription drugs	343,717	237,569	163,947
Active pharmaceutical ingredients	155,717	139,980	135,731
Pharmaceutical and medical diagnostic products	67,308	57,577	66,926
Total Net Sales	$2,755,029	$2,268,150	$2,005,590

(1) Other CHC consists primarily of smoking cessation, feminine hygiene and miscellaneous or otherwise uncategorized product lines and markets.

NOTE 18 – RESTRUCTURING CHARGES
Florida
In the fourth quarter of fiscal 2011, due to decreased profitability caused by increased competition, the Company made the decision to exit one of the product lines manufactured in its Florida facility. As a result of this restructuring plan, the Company determined that the carrying value of certain fixed assets utilized for this product line was not fully recoverable. Accordingly, the Company incurred a non-cash impairment charge of $693 in its Consumer Healthcare segment in the fourth quarter of fiscal 2011 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company incurred charges of $340 for inventory writedowns. Additional charges related to this restructuring plan, if any, are not expected to be material. The charges for asset impairment and inventory writedowns are included in the restructuring line of the consolidated statement of income for fiscal 2011.
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

Fiscal 2010 Restructuring Lease Termination
Balance at March 27, 2010	$544
Payments	(159)
Balance at June 26, 2010	$385
Payments	$(385)
Balance as of June 25, 2011	$—

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

NOTE 19 – COLLABORATION AGREEMENTS
The Company actively partners with other pharmaceutical companies to collaboratively develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources.
In February 2011, the Company announced that it entered into an exclusive agreement with AgaMatrix to sell and distribute blood glucose monitors and test strips in the U.S. store brand channel. As part of the agreement, the Company will sell and distribute certain products in the current AgaMatrix portfolio, as well as certain future new products. Under the terms of the agreement, the Company paid $5,000 to AgaMatrix for a distribution and license agreement, which has been accounted for as an intangible asset beginning in the third quarter of fiscal 2011 and is being amortized on an accelerated basis over its eight-year useful life. At the onset of the agreement, AgaMatrix continued to market and distribute the products during a transition and paid the Company royalty revenue of $524 in fiscal 2011. As of the end of fiscal 2011, the transition period was now over and the Company will begin to market and distribute the products and in conjunction, will pay AgaMatrix a royalty on its sales. All future royalties will be recorded in costs of goods sold.
In August 2010, the Company entered into a royalty-bearing license agreement with Galderma Laboratories (Galderma) to be the authorized generic distributor of Differin®. Under the terms of the agreement, the Company paid a $2,000 license fee to Galderma in the second quarter of fiscal 2011, which was capitalized and is being amortized over the expected life of the agreement. In addition, according to the terms of the agreement, the Company is required to pay Galderma a royalty on its sales of the authorized generic version of Differin®, which amounted to $4,519 in fiscal 2011 and was recorded in costs of goods sold.
In June 2010, the Company announced it had acquired, through an agreement with Teva, the exclusive U.S. store brand rights to sell and distribute OTC versions of fexofenadine HCI 180 mg and 60 mg tablets, plus the combined fexofenadine HCI 60mg and pseudoephedrine 120 mg 12-hour tablets, the generic versions of Sanofi-Aventis' Allegra® and Allegra D-12® products. Teva Pharmaceutical Industries Ltd. (Teva) had previously settled its patent litigation with the brand (Sanofi-Aventis) and obtained a license to market these products. Under the terms of the agreement, Teva will manufacture the products with the Company responsible for marketing and distribution. On January 25, 2011, Sanofi-Aventis announced that the FDA had approved the switch of its Allegra® line of products from an Rx to OTC marketing authorization. The Company's partner, Teva, was responsible for seeking the necessary OTC approvals from the FDA to enable the launch of fexofenadine 60 mg and 180 mg tablets, and the fexofenadine/pseudoephedrine 12-hour product. In April 2011, Teva obtained approval for fexofenadine 60 mg and 180 mg tablets and the Company launched store brand fexofenadine 180 mg tablets. According to the terms of the agreement, the Company is required to pay Teva a royalty on its sales of fexofenadine 180 mg, which amounted to $1,781 in fiscal 2011 and was recorded in costs of goods sold. The Company will also be required to pay a royalty on sales of the fexofenadine 60 mg and fexofenadine/pseudoephedrine 12-hour should they be launched by the Company.
In May 2010, the Company announced that it has acquired rights to Novel's pending ANDA for the generic version of HalfLytely® and Bisacodyl Tablets Bowel Prep Kit (PEG-3350, sodium chloride, sodium bicarbonate and potassium chloride for oral solution and bisacodyl delayed-release tablets) for $5,000, which was expensed as research and development in the fourth quarter of fiscal 2010. Under the terms of the agreement, Novel will manufacture the product exclusively for the Company and the Company will be responsible for marketing and distribution. Novel received tentative approval from the FDA for the generic version of HalfLytely® on May 27, 2010. Under the terms of the agreement, the Company could be required to pay Novel additional development milestones of up to $2,500, pending final approval and successful commercialization, along with royalty payments based on any future sales of the product by the Company.
In April 2010, the Company announced it entered into an agreement with Graceway Pharmaceuticals, LLC (Graceway) to settle all existing patent litigation regarding the Company's ANDA filing for generic imiquimod cream, 5%, the generic version of Aldara®. As part of the settlement agreement, the Company was named Graceway's authorized generic distributor of Aldara® through February of 2011. In September 2010, the Company announced it received FDA approval to manufacture and market its own version of imiquimod cream, 5%, which the Company has begun to vertically integrate into its API business. According to the terms of the settlement agreement, the Company is required to pay Graceway a royalty on its sales of imiquimod cream, which amounted to $31,300 and $12,588 in fiscal 2011 and 2010, respectively, and was recorded in costs of goods sold.
In April 2009, the Company entered into a joint development agreement with Medicis Pharmaceutical Corporation (Medicis). The agreement allows the Company to use its research and development know-how rights to develop a novel proprietary product. The Company recognized $3,345 in revenue during fiscal 2010 and $840 during fiscal 2009 related to the agreement. No revenue was recognized in fiscal 2011 related to this agreement. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved.

Further, the Company is entitled to receive royalty payments should Medicis begin selling the product being developed.
In November 2008, the Company acknowledged the settlement of patent litigation relating to a generic to Nasacort® AQ (triamcinolone acetonide nasal spray) product brought by Sanofi-Aventis against Teva (formerly Barr Laboratories, Inc.), a partner with the Company for this product and the holder of the ANDA. The Company completed certain milestones with respect to the development of this product in the second fiscal quarter of 2009 that resulted in the recognition of $2,500 in revenue. On July 31, 2009, Teva received FDA final approval for its ANDA. This event triggered additional milestone payments to the Company that resulted in the recognition of an additional $11,500 and $9,000 of revenue in fiscal 2010 and 2011, respectively. The product, which is being supplied by the Company, was launched by Teva in June 2011, at which time the Company began recording revenue from its share of the net profits from Teva's product sales.
In October 2008, the Company entered into a licensing, manufacturing and supply agreement with Medimetriks Pharmaceuticals (Medimetriks). The Company owns certain intellectual property and know-how rights related to the following dermatology products: mupirocin ointment 2% (Centany®), urea 20% and ammonium lactate 12% foam (combination foam), urea 20% and ammonium lactate 12% medicated soap/wash (combination soap). Medimetriks has experience in selling and marketing dermatology products. The Company recognized $500 and $2,000 in revenue during fiscal 2010 and 2009, respectively, related to the agreement with Medimetriks. The Company may recognize additional revenue related to the same agreement in the future if certain performance criteria are achieved. Further, the Company is entitled to receive royalty payments on sales of the products by Medimetriks. The Company recognized royalty revenue in the amount of $260 in fiscal 2011.
In September 2008, the Company announced that it had acquired the exclusive U.S. rights to sell and distribute levocetirizine tablets, the generic version of UCB's Xyzal® tablets. In addition, in October 2008, the Company entered into a separate agreement to acquire the exclusive U.S. rights to sell and distribute levocetirizine solution 2.5 mg/5ml, the generic version of UCB's Xyzal® solution 2.5 mg/5ml. Under the terms of the agreements, in exchange for the sales and marketing rights on Synthon's levocetirizine products, the Company has paid a total of $2,500 in license fees of which $1,000, $500 and $1,000 were paid in fiscal 2011, 2010 and 2009, respectively. In November 2010, Synthon received final FDA approval on its generic version of levocetirizine tablets and the Company launched the product. Under the terms of the agreement, the Company is required to pay Synthon a royalty on its sales of levocetirizine tablets, which amounted to $5,111 in fiscal 2011 and was recorded in costs of goods sold. In May 2011, the Company announced that Synthon had received tentative approval from the FDA for its ANDA for levocetirizine solution 2.5 mg/5ml. Once launched, the Company will pay a royalty to Synthon based on the Company's sales of the product.
In May 2008, the Company entered into a collaborative agreement with Cobrek Pharmaceuticals (Cobrek), a newly formed entity of Pentech Pharmaceuticals Inc. (Pentech), a privately owned company that specializes in the research and development of niche generic dosage forms. Pentech contributed its ANDA filing for a generic equivalent to Luxiq® foam, a $34,000 branded pharmaceutical product, to the agreement. The Company contributed two of its early stage generic topical pipeline products. This collaborative agreement was amended during fiscal 2009 to include two additional products. The Company recognized revenue of $750 during fiscal 2010 and $1,450 during fiscal 2009 related to the joint development of these two additional products. No revenue was recognized related to the agreement in fiscal 2011. The parties will share the development costs and profits generated by these products, with the Company being the exclusive distributor of the collaboration products. In fiscal 2008, the Company invested $12,500 in cash in Cobrek, accounted for on the cost method, in exchange for a minority, noncontrolling ownership position in the company.
On March 31, 2010, the FDA approved one of the pipeline products contained in the Company’s agreement with Cobrek, a generic to Evoclin® foam, which had been submitted to the FDA in August 2008 with a Paragraph IV certification. Upon receipt of the FDA approval, the Company immediately commenced shipping of the product. In addition, the Company and Cobrek have reached an agreement in principle to settle the underlying Hatch-Waxman litigation brought by Stiefel. In accordance with the terms of the agreement, the Company and Cobrek each paid Stiefel a settlement fee of $1,250 and continued to ship product until April 2, 2010. The Company expensed this fee in the fourth quarter of fiscal 2010. Additionally, according to the terms of the settlement, during fiscal 2011 the Company and Cobrek shared equally in the payment of a$5,500 fee to Stiefel in exchange for a royalty-bearing license under patents owned or controlled by Stiefel, which allowed the Company to recommence shipments of the product on October 1, 2010. The Company's portion of this payment was capitalized and is being amortized over the life of the license. Royalty payments to Stiefel amounted to $2,994 in fiscal 2011 and were recorded in costs of goods sold.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.    Controls and Procedures.

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of June 25, 2011, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

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
In connection with the evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 25, 2011 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as noted below:
Changes in Internal Control Over Financial Reporting
The Company acquired PBM Holdings, Inc (PBM) on April 30, 2010. During fiscal 2011, the Company evaluated and completed its integration of PBM's operations, policies and processes into its overall system of internal control over financial reporting.

Item 9B.    Other Information.
Not applicable.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance.

(a)	Directors of the Company.
This information is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting under the heading “Proposal 1 – Election of Directors”.

(b)	Executive Officers of the Company.
See Part I, Additional Item of this Form 10-K.

(c)	Audit Committee Financial Expert.
This information is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting under the heading “Board of Directors and Committees”.

(d)	Identification and Composition of the Audit Committee.
This information is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting under the heading “Board of Directors and Committees”.

(e)	Compliance with Section 16(a) of the Exchange Act.
This information is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”.

(f)	Code of Ethics.
This information is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting under the heading “Corporate Governance”.

Item 11.    Executive Compensation.
This information is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting under the headings “Executive Compensation”, “Compensation Committee Report”, “Potential Payments Upon Termination or Change in Control” and “Director Compensation”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting under the heading “Ownership of Perrigo Common Stock”. Information concerning equity compensation plans is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting under the heading “Equity Compensation Plan Information”.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”.

Item 14.    Principal Accountant Fees and Services.
This information is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting under the heading “Proposal 4 – Ratification of Our Independent Registered Public Accounting Firm”.

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

2.3
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

10.5*
Employment Agreement, dated as of November 14, 2004, among Perrigo Company, Agis Industries (1983) Ltd. and Refael Lebel, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on March 22, 2005.

10.6
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

10.7	Letter of Undertaking of Perrigo Israel Holdings Ltd., dated March 16, 2005, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.8
Cash Collateral Pledge Agreement, dated as of March 16, 2005, between Perrigo International, Inc., as Pledgor, and Bank Hapoalim B.M, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.9	Guaranty of Perrigo International, Inc., dated March 16, 2005, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.10
Contract, dated as of December 19, 2001, between Arkin Real Estate Holdings (1961) Ltd. and Agis Industries (1983) Ltd., incorporated by reference from Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 5, 2005.

10.11*	Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 2, 2005.

10.12
Nominating Agreement, dated as of November 14, 2004, between Perrigo Company and Moshe Arkin, incorporated by reference from Appendix F to the Registrant’s Proxy Statement/Prospectus included in the Registrant’s Registration Statement on Form S-4 (No. 333-121574) filed and declared effective on February 14, 2005.

10.13
Amendment to Nominating Agreement, dated as of July 12, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on July 18, 2005.

10.14
Amendment No. 2 to Nominating Agreement, dated as of September 10, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on September 14, 2005.

10.15
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

10.16
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

10.17*
Amendment to the 2003 Long-Term Incentive Plan, effective as of October 28, 2005, incorporated by reference from Exhibit 10(a) to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on November 3, 2005.

10.18*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on August 22, 2006.

10.19*
Employment Agreement, dated as of September 8, 2006, by and between Perrigo Company and Joseph C. Papa, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on September 12, 2006.

10.20
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

10.21*	Form of Indemnity Agreement, incorporated by reference from Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on November 9, 2006.

10.22*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 1, 2007.

10.23*
Registrant’s 2003 Long-Term Incentive Plan, as amended as of February 7, 2007, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.24*
Form of Restricted Stock Agreement (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.25*
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

10.30
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

10.31
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

10.32
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

10.33
Term Loan Agreement, dated as of April 22, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, RBS Citizens, N.A., as syndication agent, and the Lenders party thereto, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on April 25, 2008.

10.34*
Amendment to Employment Agreement, dated as of May 1, 2008, by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel, incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 6, 2008.

10.35*
Noncompetition and Nondisclosure Agreement, dated as of May 1, 2008, by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel, incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 6, 2008.

10.36*
Consulting Agreement, dated as of May 1, 2008, by and between Perrigo Company, Moshe Arkin, and M. Arkin Ltd., incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 6, 2008.

10.37
Master Note Purchase Agreement, dated as of May 29, 2008, among Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on May 30, 2008.

10.38*
Employment Agreement, dated as of November 14, 2004, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(xx) to the Registrant’s Annual Report on Form 10-K filed on August 18, 2008.

10.39*
Amendment to Employment Agreement, dated as of March 17, 2005, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(yy) to the Registrant’s Annual Report on Form 10-K filed on August 18, 2008.

10.40*
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

10.42*
Registrant’s 2008 Long-Term Incentive Plan, adopted November 4, 2008, incorporated by reference from Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.43*
Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.44*
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

10.46*
Forms of Restricted Stock Unit Award Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on August 18, 2009.

10.47
Annex to Lease, dated January 19, 2008, between Arkin Real Estate Holdings (1961) Ltd. and Agis Industries (1983) Ltd., incorporated by reference from Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2010.

10.48
First Supplement to Master Note Purchase Agreement, dated as of April 30, 2010, by and between Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010.

10.49
First Amendment, dated as of October 8, 2010, to Term Loan Agreement, dated as of April 22, 2008, among Perrigo Company, JPMorgan Chase Bank, N.A., as Administrative Agent; RBS Citizens, N.A., as Syndication Agent; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2010.

10.50
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

10.51
Term Loan Agreement, dated as of January 20, 2011, among Perrigo Company; JPMorgan Chase Bank, N.A., as Administrative Agent; Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as Syndication Agents; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011.

10.52*	Forms of Restricted Stock Unit Award Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan.

18.1
Preferability letter from Ernst & Young LLP on change in date of annual goodwill and indefinite-lived intangible assets impairment testing performed by the Company, incorporated by reference from Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2010.

18.2
Preferability letter from Ernst & Young LLP on elimination of one-month reporting lag for the Company's foreign subsidiaries, incorporated by reference from Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2010.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Denotes management contract or compensatory plan or arrangement.

(b)	Exhibits.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PERRIGO COMPANY
(in thousands)

Description	Balance at Beginning of Period	Net Bad Debt Expenses	Deductions(1)	Balance at End of Period
Year Ended June 27, 2009:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$7,537	$3,842	$(1,378)	$12,757
Year Ended June 26, 2010:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$12,757	$(3,955)	$787	$8,015
Year Ended June, 25, 2011:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$8,015	$(935)	$757	$7,837

(1)	Uncollectible accounts charged off, net of recoveries. Includes effects of changes in foreign exchange rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 25, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 16th of August 2011.

PERRIGO COMPANY

By:	/s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Joseph C. Papa, Judy L. Brown and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 25, 2011 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 25, 2011 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 16, 2011.

Signature	Title

/s/ Joseph C. Papa	President and Chief Executive Officer
Joseph C. Papa	(Principal Executive Officer and Chairman of the Board)

/s/ Judy L. Brown	Executive Vice President and Chief Financial Officer
Judy L. Brown	(Principal Accounting and Financial Officer)

/s/ Moshe Arkin	Director
Moshe Arkin

/s/ Laurie Brlas	Director
Laurie Brlas

/s/ Gary M. Cohen	Director
Gary M. Cohen

/s/ David T. Gibbons	Director
David T. Gibbons

/s/ Ran Gottfried	Director
Ran Gottfried

/s/ Ellen R. Hoffing	Director
Ellen R. Hoffing

/s/ Michael J. Jandernoa	Director
Michael J. Jandernoa

/s/ Gary K. Kunkle, Jr.	Director
Gary K. Kunkle, Jr.

/s/ Herman Morris, Jr.	Director
Herman Morris, Jr.

/s/ Ben-Zion Zilberfarb	Director
Ben-Zion Zilberfarb

EXHIBIT INDEX

Exhibit	Document

10.52	Forms of Restricted Stock Unit Award Agreement pursuant to Registrant's 2008 Long-Term Incentive Plan.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.