Form 10-Q
period 2011-09-24
PERRIGO CO
filed 2011-10-27
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 24, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO
As of October 24, 2011, the registrant had 93,191,979 outstanding shares of common stock.

PERRIGO COMPANY
FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology. Please see Item 1A of the Company’s Form 10-K for the year ended June 25, 2011 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	First Quarter
	2012	2011
Net sales	$725,295	$641,322
Cost of sales	497,716	427,368
Gross profit	227,579	213,954
Operating expenses
Distribution	10,264	8,333
Research and development	19,638	17,727
Selling and administration	96,125	76,127
Total	126,027	102,187
Operating income	101,552	111,767
Interest, net	12,570	10,087
Other expense (income), net	229	(559)
Income from continuing operations before income taxes	88,753	102,239
Income tax expense	18,295	28,561
Income from continuing operations	70,458	73,678
Income from discontinued operations, net of tax	—	697
Net income	$70,458	$74,375
Earnings per share(1)
Basic
Continuing operations	$0.76	$0.80
Discontinued operations	—	0.01
Basic earnings per share	$0.76	$0.81
Diluted
Continuing operations	$0.75	$0.79
Discontinued operations	—	0.01
Diluted earnings per share	$0.75	$0.80
Weighted average shares outstanding
Basic	92,900	91,824
Diluted	93,953	93,269
Dividends declared per share	$0.0700	$0.0625

(1)	The sum of individual per share amounts may not equal due to rounding.
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 24, 2011	June 25, 2011	September 25, 2010
Assets
Current assets
Cash and cash equivalents	$116,615	$310,104	$56,098
Investment securities	—	—	560
Accounts receivable, net	521,263	477,851	417,870
Inventories	563,257	505,576	461,244
Current deferred income taxes	50,276	30,474	30,753
Income taxes refundable	8,891	370	1,771
Prepaid expenses and other current assets	38,789	50,350	42,082
Current assets of discontinued operations	—	2,568	6,615
Total current assets	1,299,091	1,377,293	1,016,993
Property and equipment	1,037,270	1,005,798	906,100
Less accumulated depreciation	(504,389)	(498,490)	(454,490)
	532,881	507,308	451,610
Goodwill and other indefinite-lived intangible assets	812,924	644,902	635,189
Other intangible assets, net	771,677	567,573	583,226
Non-current deferred income taxes	13,479	10,531	12,707
Other non-current assets	84,035	81,614	72,031
	$3,514,087	$3,189,221	$2,771,756
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$303,549	$343,278	$261,959
Short-term debt	3,750	2,770	64,524
Payroll and related taxes	72,106	81,455	58,568
Accrued customer programs	112,592	91,374	78,845
Accrued liabilities	83,374	57,514	65,515
Accrued income taxes	6,677	10,551	37,148
Current portion of long-term debt	40,000	15,000	—
Current liabilities of discontinued operations	—	4,093	4,206
Total current liabilities	622,048	606,035	570,765
Non-current liabilities
Long-term debt, less current portion	1,155,787	875,000	840,000
Non-current deferred income taxes	9,604	10,601	17,000
Other non-current liabilities	182,207	166,598	139,200
Total non-current liabilities	1,347,598	1,052,199	996,200
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	478,035	467,661	435,482
Accumulated other comprehensive income	66,277	127,050	78,418
Retained earnings	998,256	934,333	689,035
	1,542,568	1,529,044	1,202,935
Noncontrolling interest	1,873	1,943	1,856
Total shareholders’ equity	1,544,441	1,530,987	1,204,791
	$3,514,087	$3,189,221	$2,771,756
Supplemental Disclosures of Balance Sheet Information Related to Continuing Operations

Allowance for doubtful accounts	$9,617	$7,837	$8,128
Working capital	$677,043	$772,783	$443,819
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	93,189	92,778	92,205
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Quarter
	2012	2011
Cash Flows (For) From Operating Activities
Net income	$70,458	$74,375
Adjustments to derive cash flows
Gain on sale of pipeline research and development projects	(3,500)	—
Depreciation and amortization	34,720	23,436
Share-based compensation	3,935	3,682
Income tax benefit from exercise of stock options	2,125	1,941
Excess tax benefit of stock transactions	(10,578)	(9,465)
Deferred income taxes	(3,084)	(59,069)
Subtotal	94,076	34,900
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	8,581	(58,401)
Inventories	(7,156)	(3,559)
Accounts payable	(47,249)	(9,636)
Payroll and related taxes	(10,681)	(21,191)
Accrued customer programs	(5,708)	11,201
Accrued liabilities	17,678	(12,899)
Accrued income taxes	(878)	49,152
Other	5,484	4,271
Subtotal	(39,929)	(41,062)
Net cash from (for) operating activities	54,147	(6,162)
Cash Flows (For) From Investing Activities
Acquisitions of businesses, net of cash acquired	(547,052)	1,998
Proceeds from sale of intangible assets and pipeline R&D projects	10,500	—
Additions to property and equipment	(18,953)	(9,194)
Other	(250)	—
Net cash for investing activities	(555,755)	(7,196)
Cash Flows (For) From Financing Activities
Borrowings (repayments) of short-term debt, net	980	(7,476)
Net borrowings under accounts receivable securitization program	55,000	63,000
Borrowings of long-term debt	250,787	—
Repayments of long-term debt	—	(95,000)
Deferred financing fees	(2,468)	—
Excess tax benefit of stock transactions	10,578	9,465
Issuance of common stock	5,884	3,987
Repurchase of common stock	(7,899)	(8,168)
Cash dividends	(6,535)	(5,780)
Net cash from (for) financing activities	306,327	(39,972)
Effect of exchange rate changes on cash	1,792	(337)
Net decrease in cash and cash equivalents	(193,489)	(53,667)
Cash and cash equivalents of continuing operations, beginning of period	310,104	109,765
Cash balance of discontinued operations, beginning of period	—	—
Cash and cash equivalents, end of period	116,615	56,098
Less cash balance of discontinued operations, end of period	—	—
Cash and cash equivalents of continuing operations, end of period	$116,615	$56,098

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$3,240	$6,343
Interest received	$1,127	$1,977
Income taxes paid	$9,151	$29,856
Income taxes refunded	$768	$893
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2011
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

Operating results for the three months ended September 24, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 25, 2011.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment." The amendments in this ASU permit an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This guidance will be effective for the Company beginning in fiscal 2013, and the Company expects to adopt it at that time.
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic

805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance was effective for the Company in the first quarter of fiscal 2012. See Note 2 for the Company's supplementary pro forma disclosures related to its acquisition of Paddock Laboratories, Inc. (Paddock) in the first quarter of fiscal 2012.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This guidance was effective for the Company in the first quarter of fiscal 2012 and did not have any impact on its condensed consolidated financial statements as the Company does not have any reporting units with net carrying values at or below zero.
In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” This ASU codifies the consensus reached in Emerging Issues Task Force Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. This guidance was effective for the Company in the first quarter of fiscal 2012 and did not have a material impact on its condensed consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This ASU amends ASC Topic 820 to require an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The Company adopted the new disclosure requirements in the third quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which was the Company's first quarter of fiscal 2012. The adopted disclosures have been provided in Note 5.

NOTE 2 – ACQUISITIONS

Asset Acquisitions

During fiscal 2011, the Company acquired a total of $10,750 of intangible assets associated with certain distribution and license agreements, most notably an agreement with AgaMatrix, Inc. (AgaMatrix). On February 17, 2011, the Company announced that it entered into an exclusive agreement with AgaMatrix to sell and distribute blood glucose monitors and test strips in the U.S. store brand channel. Under the terms of the agreement, the Company paid $5,000 to AgaMatrix for a distribution and license agreement, which was accounted for as an intangible asset beginning in the third quarter of fiscal 2011 and is being amortized on an accelerated basis over its eight-year useful life.

Business Acquisition

Paddock Laboratories, Inc. – On July 26, 2011, the Company completed the acquisition of substantially all of the assets of Paddock

Laboratories, Inc. (Paddock) for $547,052 in cash. Headquartered in Minneapolis, Minnesota, Paddock is a manufacturer and marketer of generic Rx pharmaceutical products. The acquisition expanded the Company’s generic Rx product offering, pipeline and scale.

The Company funded the transaction using a $250,000 five-year term loan, as discussed in Note 8, $212,052 of cash on hand and $85,000 from its accounts receivable securitization program. As of the end of the fourth quarter of fiscal 2011, the Company had incurred $2,560 of acquisition costs, of which $1,315, $695 and $550 were expensed in operations in the second, third and fourth quarters of fiscal 2011, respectively. During the first quarter of fiscal 2012, the Company had incurred an additional $5,600 of acquisition costs, along with severance costs of $3,200.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Paddock are included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations for the period from July 27, 2011 to September 24, 2011. In the first quarter of fiscal 2012, Paddock contributed $38,900 in revenue and incurred an operating loss of $18,159, which included a one-time charge of $27,179 to cost of sales related to the step-up in value of inventory acquired and sold during the quarter.

The preliminary allocation of the $547,052 purchase price through September 24, 2011 was:

Accounts receivable	$55,467
Inventory	57,540
Property and equipment	33,200
Other assets	1,743
Deferred income tax assets	20,863
Goodwill	150,035
Intangible assets	272,000
Total assets acquired	590,848

Accounts payable	10,685
Other current liabilities	2,386
Accrued customer programs	26,926
Accrued expenses	3,799
Total liabilities assumed	43,796
Net assets acquired	$547,052

The allocation of the purchase price above is considered preliminary and was based upon valuation information, estimates and assumptions available at September 24, 2011. Management is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, accrued customer programs , deferred income taxes, working capital adjustments and the resulting effects on the value of goodwill. The Company expects to finalize these matters within the measurement period, which will end as soon as information becomes available to finalize valuations, not exceeding twelve months from the acquisition date.

The excess of the purchase price over the fair value of net assets acquired, amounting to $150,035, was preliminarily recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s Rx Pharmaceuticals segment. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

In-process research and development (IPR&D)	$35,000
Developed product technology	237,000
Total intangible assets acquired	$272,000

Management preliminarily assigned fair values to the identifiable intangible assets through the excess earnings method. IPR&D assets initially recognized at fair value will be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. An IPR&D asset is tested for impairment during the period it is considered an indefinite-lived asset. The developed product technology assets are based on a 10-year useful life and amortized on a straight-line basis.

At the time of the acquisition, a step-up in the value of inventory of $27,179 was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the first quarter of fiscal 2012 as the inventory was sold. In addition, fixed assets were written up by $7,400 to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

The following unaudited pro forma financial information presents results as if the Paddock business acquisition had occurred at the beginning of the respective periods:

(Unaudited)	First Quarter
	2012	2011
Net sales	$741,883	$703,151
Income from continuing operations	$93,075	$68,844
Basic earnings from continuing operations per share	$1.00	$0.75
Diluted earnings from continuing operations per share	$0.99	$0.74

For purposes of the pro forma disclosures above, the primary adjustments for fiscal 2011 include: i) a non-recurring charge to cost of goods sold related to the fair value adjustment to acquisition-date inventory of $27,179; ii) amortization of acquired intangibles of $5,800; iii) additional interest expense of $2,300 from the $335,000 in debt associated with the acquisition; and iv) acquisition-related charges of $8,800. The primary adjustments for fiscal 2012 include: i) the elimination of the non-recurring charge to cost of goods sold related to the fair value adjustment to acquisition-date inventory of $27,179 and ii) the elimination of the acquisition-related charges of $8,800.

As a condition to Federal Trade Commission (FTC) approval of the overall transaction with Paddock, immediately subsequent to the acquisition, the Company sold to Watson Pharmaceuticals four Abbreviated New Drug Application (ANDA) products acquired as part of the Paddock portfolio along with the rights to two Israeli pipeline research and development projects for a total of $10,500. The Company allocated $7,000 of proceeds to the four ANDA products and wrote off the corresponding developed product technology intangible asset, which was recorded at its fair value of $7,000. In addition, the Company's Israeli subsidiary recorded a $3,500 gain on the sale of the pipeline research and development projects.

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

There were no operating results related to discontinued operations in the first quarter of fiscal 2012. Results of discontinued operations for the first quarter of fiscal 2011 were as follows:

First Quarter
2011
Net sales	$5,029
Income before income taxes	$1,107
Income tax expense	(410)
Income from discontinued operations, net of tax	$697

There were no assets or liabilities related to discontinued operations as of September 24, 2011. The assets and liabilities classified as discontinued operations as of June 25, 2011 and September 25, 2010 were as follows:

	June 25, 2011	September 25, 2010
Accounts receivable, net	$2,568	$2,377
Inventories	—	4,174
Prepaid expenses and other current assets	—	64
Current assets of discontinued operations	$2,568	$6,615

Accounts payable	$2,654	$2,243
Accrued payroll and other accrued liabilities	1,439	1,003
Deferred income tax liabilities	—	960
Current liabilities of discontinued operations	$4,093	$4,206

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

	First Quarter
	2012	2011
Numerator:
Income from continuing operations	$70,458	$73,678
Income from discontinued operations, net of tax	—	697
Net income used for both basic and diluted EPS	$70,458	$74,375
Denominator:
Weighted average shares outstanding for basic EPS	92,900	91,824
Dilutive effect of share-based awards	1,053	1,445
Weighted average shares outstanding for diluted EPS	93,953	93,269

Share-based awards outstanding that were anti-dilutive were 66 and 67 for the first quarter of fiscal 2012 and 2011, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE 5 – FINANCIAL INSTRUMENTS
ASC 820, provides a consistent definition of fair value, which focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. ASC 820 requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2:	Either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of September 24, 2011, June 25, 2011 and September 25, 2010:

	Fair Value Measurements as of September 24, 2011 Using:
	Total as of September 24, 2011	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67,318	$67,318	$—	$—
Investment securities	7,503	—	—	7,503
Funds associated with Israeli post employment benefits	15,873	—	15,873	—
Total	$90,694	$67,318	$15,873	$7,503
Liabilities:
Foreign currency forward contracts, net	$2,189	$—	$2,189	$—
Interest rate swap agreements	14,279	—	14,279	—
Total	$16,468	$—	$16,468	$—

	Fair Value Measurements as of June 25, 2011 Using:
	Total as of June 25, 2011	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$267,221	$267,221	$—	$—
Investment securities	7,503	—	—	7,503
Funds associated with Israeli post employment benefits	17,170	—	17,170	—
Foreign currency forward contracts, net	3,353	—	3,353	—
Total	$295,247	$267,221	$20,523	$7,503
Liabilities:
Interest rate swap agreements	$7,283	$—	$7,283	$—
Total	$7,283	$—	$7,283	$—

	Fair Value Measurements as of September 25, 2010 Using:
	Total as of September 25, 2010	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,944	$11,944	$—	$—
Investment securities	4,953	—	—	4,953
Funds associated with Israeli post employment benefits	16,077	—	16,077	—
Foreign currency forward contracts, net	1,567	—	1,567	—
Total	$34,541	$11,944	$17,644	$4,953

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and variable rate long-term debt, approximate their fair value. As of September 24, 2011, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $692,683, respectively. As of June 25, 2011, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $650,812, respectively. As of September 25, 2010, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $665,414, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during the three months ended September 24, 2011. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of September 24, 2011, the Company had $15,873 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
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
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. At September 24, 2011, June 25, 2011 and September 25, 2010, these securities were considered as available-for-sale and were recorded at a fair value of $7,503, $7,503 and $4,393, respectively. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. All of the ARS investments have a contractual maturity of more than five years as of September 24, 2011. The gross realized gains and losses on the sale of ARS are determined using the specific identification method.

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

The following table presents a rollforward of the assets measured at fair value using unobservable inputs (Level 3) at September 24, 2011:

Investment Securities (Level 3)
Assets:
Balance as of June 25, 2011	$7,503
Foreign currency translation	—
Balance as of September 24, 2011	$7,503

NOTE 6 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows:

	September 24, 2011	June 25, 2011	September 25, 2010
Finished goods	$268,254	$244,758	$199,956
Work in process	141,036	119,732	117,770
Raw materials	153,967	141,086	143,518
Total inventories	$563,257	$505,576	$461,244

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

In the first quarter of fiscal 2012, there was an addition to goodwill in the Rx Pharmaceuticals segment related to the acquisition of Paddock. The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Total
Balance as of June 25, 2011	$126,309	$331,744	$81,631	$98,361	$638,045
Business acquisition	—	—	150,035	—	150,035
Currency translation adjustment	(4,328)	—	(5,739)	(6,691)	(16,758)
Balance as of September 24, 2011	$121,981	$331,744	$225,927	$91,670	$771,322

Other intangible assets and related accumulated amortization consisted of the following:

	September 24, 2011		June 25, 2011		September 25, 2010
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/formulation and product rights	$547,354	$107,841	$328,461	$101,494	$317,862	$77,456
Distribution and license agreements	52,455	20,508	52,790	19,844	41,506	16,778
Customer relationships	328,620	36,212	331,081	32,029	329,129	19,860
Trademarks	5,023	702	5,378	730	4,877	718
Non-compete agreements	6,136	2,648	6,391	2,431	6,123	1,459
Total	939,588	167,911	724,101	156,528	699,497	116,271
Non-amortizable intangibles:
In-process research and development	35,000	—	—	—	—	—
Trade names and trademarks	6,602	—	6,857	—	6,767	—
Total intangibles	$981,190	$167,911	$730,958	$156,528	$706,264	$116,271

As of September 24, 2011, developed product technology/formulation and product rights included a net increase of $230,000 related to the Paddock acquisition. Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $20,021 and $11,287 for the first quarter of fiscal 2012 and 2011, respectively, for intangible assets subject to amortization. The increase in amortization expense in the first quarter of fiscal 2012 was due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired as part of the Paddock acquisition.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets currently subject to amortization. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2012(1)	$55,000
2013	74,100
2014	73,600
2015	72,700
2016	70,800

(1)	Reflects remaining nine months of fiscal 2012.

NOTE 8 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows:

	September 24, 2011	June 25, 2011	September 25, 2010
Short-term debt:
Swingline loan	$—	$—	$1,000
Line of credit – India subsidiary	3,750	2,770	524
Borrowings under Securitization Program	—	—	63,000
Current portion of long-term debt:
Term loans	40,000	15,000	—
Total	43,750	17,770	64,524
Long-term debt:
Borrowings under Securitization Program	55,000	—	—
Term loans	485,000	260,000	225,000
Senior notes	615,000	615,000	615,000
Other	787	—	—
Total	1,155,787	875,000	840,000
Total debt	$1,199,537	$892,770	$904,524

On September 1, 2011, the Company entered into a Second Supplement (Second Supplement) to the Master Note Purchase Agreement dated as of May 29, 2008 (Note Agreement), as supplemented by a First Supplement dated as of April 30, 2010 (First Supplement), with various institutional investors providing for the future issuance in a private placement of senior notes consisting of $75,000, 4.27% Series 2011-A senior notes, due September 30, 2021 (Series 2011-A Notes); $175,000, 4.52% Series 2011-B senior notes, due December 15, 2023 (Series 2011-B Notes); and $100,000, 4.67% Series 2011-C senior notes, due September 30, 2026 (Series 2011-C Notes, and together with the Series 2011-A Notes and the Series 2011-B Notes, the Series 2011 Notes). The Series 2011 Notes, together with the Series 2008 Notes and Series 2010 Notes previously issued pursuant to the Note Agreement and each series of additional notes that may from time to time hereafter be issued pursuant to the Note Agreement, are collectively referred to herein as the Notes. The Company expects to use the net proceeds from the sale of the Series 2011 Notes for general corporate purposes, which may include the repayment of indebtedness.

The obligations under the Notes are guaranteed by certain of the Company's subsidiaries, and the Notes are secured, on a ratable basis with bank debt, by a lien on certain assets of the Company and its subsidiaries.

Subsequent to the first quarter of fiscal 2012, the Series 2011-A and Series 2011-C Notes were issued on September 30, 2011, and interest on those Notes will be payable semiannually on March 30 and September 30 in each year, commencing on March 30, 2012. The Series 2011-B Notes will be issued on December 15, 2011, and interest on those Notes will be payable semiannually on June 15 and December 15 in each year, commencing on June 15, 2012.

As discussed in Note 2, on July 26, 2011 the Company completed the acquisition of substantially all of the assets of Paddock for $547,052 in cash. The Company funded the transaction using the $250,000 five-year term loan discussed below, $212,052 of cash on hand and $85,000 from its accounts receivable securitization program. Concurrent with the signing of the agreement, the Company entered into a Term Loan Agreement (the 2011 Term Loan Agreement). Under the terms of the the 2011 Term Loan Agreement, the term loan commitment was $250,000, which was fully funded on July 26, 2011 in conjunction with the closing of the Paddock acquisition. The final maturity date of the term loan is July 26, 2016; however, the term loan will be subject to mandatory partial repayments of $25,000 on each of the first four annual anniversary dates of the funding. The term loan will bear interest, at the election of the Company, at either the Annual Base Rate or the Adjusted LIBO rate plus an Applicable Margin, as specified in the 2011 Term Loan Agreement.

On July 6, 2011, the Company’s India subsidiary executed a term loan agreement with The Hong Kong and Shanghai Banking

Corporation Ltd. Funds are available for capital expenditures in one or more draws in an aggregate amount not to exceed approximately $6,000. The facility is payable in two annual installments, with the first installment due July 6, 2015 and the final installment due July 6, 2016. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% as of September 24, 2011. The Company’s India subsidiary had $787 outstanding on this line as of the end of its first quarter of fiscal 2012.

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

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $4,500. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.0% and 10.5% as of September 24, 2011 and June 25, 2011, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $3,750 outstanding on this line of credit as of the end of its first quarter of fiscal 2012.

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

The Securitization Program is a three-year program, and under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE then transfers an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At September 24, 2011, $185,000 was available under this calculation. The interest rate on any borrowings is based on a thirty-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $185,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program is classified as debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. As discussed above, concurrent with the closing of the Paddock acquisition on July 26, 2011, the Company borrowed $85,000 under its Securitization Program to partially fund the acquisition. The Company had $55,000 and $63,000 outstanding as of September 24, 2011 and September 25, 2010, respectively. There were no borrowings outstanding under the Securitization Program at June 25, 2011.

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

Interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

In the first quarter of fiscal 2012, with the expected issuance of long-term debt, the Company entered into interest rate swap agreements with a notional value of $175,000 to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of the Series 2011-A Notes and Series 2011-C Notes on September 30, 2011. The interest rate swaps, which the Company designated as cash flow hedges, were settled in the first quarter of fiscal 2012 upon entering into a definitive agreement for the issuance of an aggregate of $175,000 principal amount of the Series 2011 Notes for a cumulative pre-tax loss of $1,228, which was recorded in OCI and will be amortized to earnings as an accretion to interest expense over the first 10 years of the life of the Series 2011-A Notes and Series 2011-C Notes.

In the fourth quarter of fiscal 2011, the Company entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on the 2011 Term Loan Agreement and subsequent amendments, refinancing or replacements. The interest rate swap agreements fix the interest rate at 2.5775% on an initial notional amount of principal of $150,000. The interest rate swap agreements will expire on May 3, 2016.

In the second quarter of fiscal 2011, the Company entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on the term loan under the 2010 Credit Agreement and subsequent amendments, refinancing or replacements. The interest rate swap agreements fix the interest rate at 1.545% on an initial notional amount of principal of $90,000. The interest rate swap agreements will expire on October 8, 2015.
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

The Company’s foreign currency hedging program also includes cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of twelve months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of twelve months. The Company did not have any foreign currency put or call contracts as of September 24, 2011.

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $377,800 at September 24, 2011. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The effects of derivative instruments on the Company’s condensed consolidated balance sheets as of September 24, 2011, June 25, 2011 and September 25, 2010 and on the Company’s income and OCI for the three months ended September 24, 2011 and September 25, 2010 were as follows (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet
(Designated as (non)hedging instruments under ASC 815)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		September 24, 2011	June 25, 2011	September 25, 2010
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$1,563	$4,178	$2,987
Total hedging derivatives		$1,563	$4,178	$2,987
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$218	$206	$39
Total non-hedging derivatives		$218	$206	$39

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 24, 2011	June 25, 2011	September 25, 2010
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$3,331	$952	$1,230
Interest rate swap agreements	Other non-current liabilities	14,279	7,283	—
Total hedging derivatives		$17,610	$8,235	$1,230
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$639	$79	$229
Total non-hedging derivatives		$639	$79	$229

Effects of Derivative Instruments on Income and OCI for the three months ended September 24, 2011 and September 25, 2010

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 24, 2011	September 25, 2010		September 24, 2011	September 25, 2010		September 24, 2011	September 25, 2010
T-Locks	$—	$—	Interest, net	$91	$91	Interest, net	$—	$—
Interest rate swap agreements	(6,825)	—	Interest, net	821	—	Other expense	—	—
Foreign currency forward contracts	(4,269)	5,437	Net sales	(413)	(90)	Net sales	(20)	—
			Cost of sales	1,529	(1,086)	Cost of sales	687	(133)
			Interest, net	10	11
			Other (expense) income, net	(835)	1,494
Total	$(11,094)	$5,437		$1,203	$420		$667	$(133)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		First Quarter
		2012	2011
Foreign currency forward contracts(1)	Other expense, net	$(1,290)	$(506)

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company issued 499 and 671 shares related to the exercise and vesting of share-based compensation awards during the first quarter of fiscal 2012 and 2011, respectively.

The Company does not currently have a common stock repurchase program. During the first quarter of fiscal 2012, the Company repurchased 87 shares of its common stock for $7,899 in private party transactions. During the first quarter of fiscal 2011, the Company repurchased 140 shares of its common stock for $8,168 in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consisted of the following:

	First Quarter
	2012	2011
Net income	$70,458	$74,375
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	(7,796)	3,337
Foreign currency translation adjustments	(52,960)	32,132
Postretirement liability adjustments, net of tax	(17)	(251)
Comprehensive income	$9,685	$109,593

NOTE 12 – INCOME TAXES

The effective tax rate on income from continuing operations was 20.6% and 27.9% for the first quarter of fiscal 2012 and 2011, respectively. The effective tax rate for the first quarter of fiscal 2012 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $8,598 related to various audit resolutions and statue expirations. In addition, the higher level of income derived from international operations in the first quarter of fiscal 2012 as compared to fiscal 2011 had a significant effect on the Company's overall effective tax rate. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate compared to what the Company had historically experienced. Foreign source income from continuing operations before tax for the first quarter of fiscal 2012 was 61% of pre-tax earnings, up from 28% in the same period of fiscal 2011.

The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.
The total amount of unrecognized tax benefits was $123,812 and $121,672 as of September 24, 2011 and June 25, 2011, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $22,818 and $23,339 as of September 24, 2011 and June 25, 2011, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner ("Warner") filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including the President and Chief Executive Officer, Joseph Papa, and the Chief Financial Officer, Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value (the ARS), had been purchased from Lehman Brothers Holdings, Inc. (Lehman). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman’s bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees.

On June 15, 2009, the Court appointed several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee. The amended complaints asserted many of the same claims and allegations as the original pleading. It also alleged that the Company should have disclosed, prior to February 3, 2009, that Lehman had sold the ARS to the Company and had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleged that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. On September 30, 2010, the Court granted in part and denied in part the motion to dismiss. The Court dismissed the “control person” claims against the members of the Company’s Audit Committee, but denied the motion to dismiss as to the remaining claims and defendants. On October 29, 2010, the defendants filed a new motion to dismiss the amended complaint on the grounds that the Co-Lead Plaintiffs (who were the only plaintiffs named in the amended complaint) lacked standing to sue under the U.S. securities laws following a recent decision of the United States Supreme Court holding that Section 10(b) of the Exchange Act does not apply extraterritorially to the claims of foreign investors who purchased or sold securities on foreign stock exchanges. On December 23, 2010, a shareholder named Harel Insurance, Ltd. (Harel) filed a motion to intervene as an additional named plaintiff. Although Harel is a non-U.S. investor, it claims to have purchased the Company’s common stock on a U.S. exchange. On January 10, 2011, the original plaintiff, Warner, filed a motion renewing his previously withdrawn motion to be appointed as Lead Plaintiff to replace the Co-Lead Plaintiffs.

On September 28, 2011, the Court granted defendants' renewed motion to dismiss. The Court (i) dismissed the claims of the then-Co-Lead Plaintiffs; (ii) ruled that any class that might ultimately be certified could only consist of persons who purchased their Perrigo shares on the NASDAQ market or by other means involving transactions in the United States; (iii) granted Harel's motion to intervene as a named plaintiff, subject to the filing by Harel of an amended complaint alleging that Harel's purchases of Perrigo stock were made in the United States; (iv) ruled that Warner would be treated as a named plaintiff; and (v) left for later the selection of Lead Plaintiffs. On October 7, 2011, plaintiffs filed a second amended complaint on behalf of both Harel and Warner as named plaintiffs, alleging the same claims as in the amended complaint but on behalf of a purported class limited to those who purchased Perrigo stock on the NASDAQ market or by other means involving transactions in the United States. The second amended complaint alleges that Harel purchased Perrigo stock on the NASDAQ market during the purported class period. Also on October 7, 2011, the plaintiffs filed a stipulation seeking to appoint Harel and Warner as the new co-lead plaintiffs, subject to approval of the Court. Defendants have not yet responded to the second amended complaint and discovery has not commenced.
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

NOTE 14 – SEGMENT INFORMATION

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API, along with an Other category. As discussed in Note 3, beginning in the third quarter of fiscal 2009, the operating results of the Company’s former Israel Consumer Products operating segment are reported as discontinued operations in the Company’s condensed consolidated statements of income and are not included in the table below for any period presented. The Rx Pharmaceuticals segment incurred a step-up in the value of inventory of $27,179 due to the Paddock acquisition in the first quarter of fiscal 2012. During the first quarter of fiscal 2012, the Company incurred $8,800 of acquisition-related charges, $3,200 in the Rx Pharmaceuticals segment and $5,600 as unallocated expenses. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
First Quarter 2012
Net sales	$411,681	$119,861	$127,627	$47,644	$18,482	—	$725,295
Operating income (loss)	$64,483	$9,065	$26,843	$14,578	$446	$(13,863)	$101,552
Amortization of intangibles	$2,245	$9,465	$7,353	$521	$437	—	$20,021
Total assets	$1,158,923	$975,467	$988,042	$269,912	$121,743		$3,514,087
First Quarter 2011
Net sales	$396,104	$122,684	$69,333	$37,361	$15,840	—	$641,322
Operating income (loss)	$71,319	$18,079	$17,755	$10,323	$805	$(6,514)	$111,767
Amortization of intangibles	$2,114	$5,801	$2,459	$492	$421	—	$11,287
Total assets	$1,050,912	$978,329	$369,445	$248,980	$117,475	—	$2,765,141

NOTE 15 – RESTRUCTURING

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

NOTE 16 – SUBSEQUENT EVENT

2011 Credit Agreement

The Company and certain of its subsidiaries entered into a Credit Agreement dated as of October 26, 2011, with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the “2011 Credit Agreement”). Under the terms of the 2011 Credit Agreement, the initial revolving loan commitment is $400,000 and the initial term loan commitment is $400,000, each subject to increase or decrease as specified in the 2011 Credit Agreement. The initial funding of the 2011 Credit Agreement will occur on November 3, 2011. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. The obligations under the 2011 Credit Agreement are guaranteed by certain subsidiaries of the Company and, in some instances, the obligation may be secured by a pledge of 65% of the equity interests of certain foreign subsidiaries. The maturity date of the term loan and the final maturity date of any revolving loan is November 3, 2016; however, the term loan is subject to mandatory partial repayments of $40,000 on each of the first four annual anniversary dates of the funding. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type.

The Company intends to use the proceeds from the term loan and any revolving loans for general corporate purposes, including the repayments of certain other debts outstanding at the time such loans are made, including the loans made pursuant to the 2010 Credit Agreement and the 2011 Term Loan Agreement.

Amendment to 2008 Term Loan Agreement

On October 26, 2011, in connection with the execution of the 2011 Credit Agreement, the Company and certain of its subsidiaries entered into a Second Amendment (the “Second Amendment”) to the Term Loan Agreement, dated as of April 22, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (the “Term Loan Agreement”). The Second

Amendment conforms certain covenants in the Term Loan Agreement to the covenants contained in the 2011 Credit Agreement and makes certain other conforming changes.

Replacement of Existing Facilities

In connection with the execution of the 2011 Credit Agreement, the Credit Agreement, dated as of October 8, 2010, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the “2010 Credit Agreement”), will be replaced by the 2011 Credit Agreement effective as of the November 3 funding date of the 2011 Credit Agreement.

In connection with the execution of the 2011 Credit Agreement, the Term Loan Agreement, dated as of January 20, 2011, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the “2011 Term Loan Agreement”), will be replaced by the 2011 Credit Agreement effective as of the November 3 funding date of the 2011 Credit Agreement.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER FISCAL YEARS 2012 AND 2011
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
The Consumer Healthcare segment is the world’s largest store brand manufacturer of over-the-counter (OTC) pharmaceutical products. This business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their annual healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes - the U.S., U.K. and Mexico. The Company's market share of store brand private label OTC products has grown in recent years as new products, retailer marketing commitment and economic factors have directed consumers to the value of store brand product offerings.
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
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription (Rx) drugs in the U.S. The Company defines this portfolio as predominantly “extended topical” in nature as it encompasses a broad array of topical-dosage forms including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions, injectables and controlled substances. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have formulations that are more difficult to develop and more costly to complete. In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 200 ORx® products that are reimbursable through many health plans and Medicaid and Medicare programs. When prescribed by a doctor or other health care professional, ORx® products offer consumers safe and effective remedies that provide an affordable alternative to higher out-of-pocket costs of traditional OTC products. The Company’s ORx® strategy is to register OTC products for reimbursement through public and private health plans, as well as to leverage its portfolio and pipeline of OTC products for generic substitution when appropriate. The acquisition of Paddock Laboratories, Inc. (Paddock), which closed in the first quarter of fiscal 2012, expanded the Company's generic Rx product offering, pipeline and scale.
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
Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first three months of fiscal 2012 are not necessarily indicative of the results that may be expected for a full fiscal year.
Current Year Results – Net sales from continuing operations for the first quarter of fiscal 2012 were $725,295, an increase of 13% over fiscal 2011. The increase was driven primarily by $38,900 of net sales attributable to the acquisition of Paddock and new product sales of $41,000. Gross profit was $227,579, an increase of 6% over fiscal 2011. The gross profit percentage in the first quarter of fiscal 2012 was 31.4%, as compared to 33.4% last year. Operating expenses in the first quarter of fiscal 2012 were $126,027, an increase of 23% over fiscal 2011. As a percentage of net sales, operating expenses were 17.4%, up from 15.9% in the first quarter of fiscal 2011. Income from continuing operations was $70,458, a decrease of 4% over fiscal 2011. Net income was $70,458, a decrease of 5% over fiscal 2011. During the first quarter of fiscal 2012, the Company recorded certain one-time charges related to the Paddock acquisition, including a $27,179 charge to cost of sales as a result of the step-up in value of inventory acquired and sold during the quarter, as well as $8,800 of acquisition-related and severance charges.
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
Events Impacting Future Results
On July 26, 2011, the Company completed the acquisition of substantially all of the assets of Paddock for $547,052 in cash. Headquartered in Minneapolis, Minnesota, Paddock is a manufacturer and marketer of generic Rx pharmaceutical products. The Company funded the transaction using a new $250,000 five-year term loan, $212,052 of cash on hand and $85,000 from its accounts receivable securitization program. As part of closing the acquisition, the Company divested a small portfolio of generic pharmaceutical products in response to the Federal Trade Commission (FTC) review. The acquisition expanded the Company’s generic Rx product offering, pipeline and scale and is expected to add over $200,000 in sales on an annual basis.
Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. With respect to the U.S. temozolomide market, on February 2, 2010, the Company announced that it will exclusively supply Teva Pharmaceutical Industries Ltd. (Teva) with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S., and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an Abbreviated New Drug Application (ANDA) that contained a Paragraph IV certification for Temodar® and is eligible to receive 180-day Hatch-Waxman statutory exclusivity to market this product in the U.S. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. On March 1, 2010, the FDA granted final approval to the Teva ANDA, but Teva did not launch the product at that time. Merck appealed the ruling and on November 9, 2010, the appeals court reversed the trial decision, preventing the launch of the Teva product. Teva filed a petition for the entire appeals court to rehear the case, and on February 29, 2011 the court denied the motion. In response, Teva has filed a petition for certiorari with the United States Supreme Court. By agreement reached between Teva and Merck, Teva will not be able to launch the product until August 2013, except in limited circumstances. The Company expects its share in the profits of the product could have a material positive impact on its operating results; however, the magnitude and timing of the profits the Company could realize are uncertain and are subject to factors beyond the Company’s control, including, but not limited to, the timing of the product launch date by Teva in the U.S.
Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of their products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which has continued through the first quarter of fiscal 2012, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s sales. To the extent that products from this key competitor remain absent from the market for some continued time through fiscal 2012, this could continue to benefit the Company’s Consumer Healthcare sales and results of operations. At this time, the branded competitor claims their products will return to market sometime in calendar 2012, but the Company cannot predict when products from this competitor will make a full return to the market.

RESULTS OF OPERATIONS
Consumer Healthcare

	First Quarter
	2012	2011
Net sales	$411,681	$396,104
Gross profit	$126,574	$125,592
Gross profit %	30.7%	31.7%
Operating expenses	$62,091	$54,273
Operating expenses %	15.1%	13.7%
Operating income	$64,483	$71,319
Operating income %	15.7%	18.0%
Net Sales
First quarter net sales for fiscal 2012 increased 4% or $15,577 compared to fiscal 2011. The increase was due primarily to an increase in sales of existing products of $9,400, primarily in the cough/cold and smoking cessation categories, along with new product sales of $15,100, primarily in the cough/cold and analgesics categories. In addition, net sales increased by approximately $3,100 due to favorable changes in foreign currency exchange rates. These combined increases were partially offset by a decline of $12,000 in sales of existing products within the gastrointestinal product category driven by competitive pressures on a key product.

Gross Profit
First quarter gross profit for fiscal 2012 increased 1% or $982 compared to fiscal 2011. The increase was due primarily to gross profit attributable to the increase in sales of existing products along with gross profit contribution on new product sales. The gross profit percentage decreased 100 basis points in the first quarter of fiscal 2012 compared to fiscal 2011 due primarily to increased competitive pressures on a key product.

Operating Expenses
First quarter operating expenses for fiscal 2012 increased 14% or $7,818 compared to fiscal 2011. The increase was related primarily to increases in research and development expenses of $2,900, administrative expenses of $2,400 and selling expenses of $2,000. The increase in research and development expenses was due primarily to higher Paragraph IV litigation expenses along with increased spending on developmental materials.  The increase in administrative expenses was driven primarily by an increase in employee-related costs. Selling expenses increased due primarily to higher marketing-related costs along with higher spending in Australia driven by higher employee-related costs.
Nutritionals

	First Quarter
	2012	2011
Net sales	$119,861	$122,684
Gross profit	$30,623	$38,390
Gross profit %	25.5%	31.3%
Operating expenses	$21,558	$20,311
Operating expenses %	18.0%	16.6%
Operating income	$9,065	$18,079
Operating income %	7.6%	14.7%
Net Sales
First quarter net sales for fiscal 2012 decreased 2% or $2,823 compared to fiscal 2011. The decrease was due primarily to a decline in existing product sales in the VMS category driven by increased competition.
Gross Profit
First quarter gross profit for fiscal 2012 decreased $7,767 over fiscal 2011 gross profit of $38,390. The decrease was due primarily to a decline in gross profit related to the infant nutrition business as a result of a change in product mix from higher profit formula products to lower profit food products along with higher raw material commodity prices. The gross profit percentage decreased 580 basis points in the first quarter of fiscal 2012 compared to fiscal 2011 due primarily to the change in product mix and higher raw material commodity prices as well.
Operating Expenses
First quarter operating expenses for fiscal 2012 increased 6% or $1,247 compared to fiscal 2011 due to an increase in research and development expenses as a result of timing of clinical trials.
Rx Pharmaceuticals

	First Quarter
	2012	2011
Net sales	$127,627	$69,333
Gross profit	$42,836	$27,772
Gross profit %	33.6%	40.1%
Operating expenses	$15,993	$10,017
Operating expenses %	12.5%	14.4%
Operating income	$26,843	$17,755
Operating income %	21.0%	25.6%
Net Sales
First quarter net sales for fiscal 2012 increased 84% or $58,294 compared to fiscal 2011. This increase was due primarily to sales of $38,900 from the July 26, 2011 acquisition of Paddock, new product sales of $5,500, higher volume of a few key products and a lower degree of competitive pricing pressures as compared to the prior year.
Gross Profit
First quarter gross profit for fiscal 2012 increased 54% or $15,064 compared to fiscal 2011. This increase was due primarily to gross profit from the July 26, 2011 acquisition of Paddock, gross profit from new product sales, increased market share on key products and a lower degree of competitive pricing pressures as compared to the prior year.  These increases were partially offset by a one-time charge of $27,179 to cost of sales as a result of the step-up of inventory value related to the acquisition of Paddock in the first quarter of fiscal 2012.
Operating Expenses
First quarter operating expenses for fiscal 2012 increased 60% or $5,976 compared to fiscal 2011. The increase was due primarily to the inclusion of administrative, selling and distribution costs attributable to the Paddock acquisition, of which approximately $3,200 related to non-recurring severance costs. This increase was slightly offset by proceeds of $3,500 related to the sale of pipeline research and development projects, which the Company sold in response to the FTC's review of the Company's acquisition of Paddock.
API

	First Quarter
	2012	2011
Net sales	$47,644	$37,361
Gross profit	$21,853	$16,781
Gross profit %	45.9%	44.9%
Operating expenses	$7,275	$6,458
Operating expenses %	15.3%	17.3%
Operating income	$14,578	$10,323
Operating income %	30.6%	27.6%

Net Sales
First quarter net sales for fiscal 2012 increased 28% or $10,283 compared to fiscal 2011. This increase was due primarily to an increase in sales of existing products of approximately $5,100 and new product sales of approximately $3,100, along with $2,100 resulting from favorable changes in foreign currency exchange rates. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the variable ordering patterns of customers on a quarter-over-quarter basis.
Gross Profit
First quarter gross profit for fiscal 2012 increased 30% or $5,072 compared to fiscal 2011 due primarily to the gross profit attributable to new product sales and the increase in sales of existing products.
Operating Expenses
First quarter operating expenses for fiscal 2012 increased 13% or $817 compared to fiscal 2011. This increase in fiscal 2012 was due primarily to higher administrative costs driven by higher employee-related expenses.

Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	First Quarter
	2012	2011
Net sales	$18,482	$15,840
Gross profit	$5,693	$5,419
Gross profit %	30.8%	34.2%
Operating expenses	$5,247	$4,614
Operating expenses %	28.4%	29.1%
Operating income	$446	$805
Operating income %	2.4%	5.1%

Net Sales
First quarter net sales for fiscal 2012 increased 17% or $2,642 compared to fiscal 2011. This increase was due primarily to new product sales of $1,300 along with $1,300 as a result of favorable changes in foreign currency exchange rates.
Gross Profit
First quarter gross profit for fiscal 2012 increased 5% or $274 compared to fiscal 2011 due primarily to the gross profit attributable to new product sales.
Operating Expenses
First quarter operating expenses for fiscal 2012 increased 14% or $633 compared to fiscal 2011. The first quarter increase in fiscal 2012 was due primarily to unfavorable changes in foreign currency exchange rates.

Unallocated Expenses

	First Quarter
	2012	2011
Operating expenses	$13,863	$6,514
Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the first quarter of fiscal 2012 increased 113% or $7,349 compared to fiscal 2011 due primarily to acquisition expenses of $5,600 related to Paddock.
Interest and Other (Consolidated)
Interest expense for the first quarter was $13,697 for fiscal 2012 and $11,573 for fiscal 2011. Interest income for the first quarter was $1,127 for fiscal 2012 and $1,486 for fiscal 2011. The increase in interest expense was due to the increased borrowings related to the Paddock acquisition.

Income Taxes (Consolidated)

The effective tax rate on income from continuing operations was 20.6% and 27.9% for the first quarter of fiscal 2012 and 2011, respectively. The effective tax rate for the first quarter of fiscal 2012 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $8,598 related to various audit resolutions and statue expirations. In addition, the higher level of income derived from international operations in the first quarter of fiscal 2012 as compared to fiscal 2011 had a significant effect on the Company's overall effective tax rate. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate compared to what the Company had historically experienced. Foreign source income from continuing operations before tax for the first quarter of fiscal 2012 was 61% of pre-tax earnings, up from 28% in the same period of fiscal 2011.

The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.
The total amount of unrecognized tax benefits was $123,812 and $121,672 as of September 24, 2011 and June 25, 2011, respectively.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $22,818 and $23,339 as of September 24, 2011 and June 25, 2011, respectively.

Financial Condition, Liquidity and Capital Resources
Cash, cash equivalents and current portion of investment securities increased $59,957 to $116,615 at September 24, 2011 from $56,658 at September 25, 2010. Working capital, including cash, increased $233,224 to $677,043 at September 24, 2011 from $443,819 at September 25, 2010.
Cash and cash equivalents decreased $193,489 to $116,615 at September 24, 2011 from $310,104 at June 25, 2011. Working capital, including cash, decreased $95,740 to $677,043 at September 24, 2011 from $772,783 at June 25, 2011.
In addition to the cash and cash equivalents balance of $116,615 at September 24, 2011, the Company had approximately $349,000 available under its revolving loan commitment and approximately $6,000 available under its Indian credit facilities, as well as $130,000 available under its accounts receivable securitization program described below. Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities, including the new five-year term loan financing commitment, are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Year-to-date net cash provided from operating activities increased by $60,309 to $54,147 for fiscal 2012 compared to net cash used for operating activities of $6,162 for fiscal 2011. The increase in cash from operations was due primarily to changes in deferred taxes related to taxes paid in foreign jurisdictions.
Year-to-date net cash used for investing activities increased $548,559 to $555,755 for fiscal 2012 compared to $7,196 for fiscal 2011 due primarily to the funding used for the acquisition of Paddock.
Capital expenditures for facilities and equipment were for normal replacement, productivity enhancements, supporting growth and quality improvements. Capital expenditures are anticipated to be between $90,000 to $110,000 for fiscal 2012 due primarily to manufacturing productivity/growth projects, quality investment projects, investments at newly acquired entities, technology infrastructures, system upgrades and the API expansion into India.
Year-to-date net cash provided from financing activities increased $346,299 to $306,327 for fiscal 2012 compared to net cash used for financing activities of $39,972 for fiscal 2011. The increase in cash provided from financing activities was due primarily to borrowings of long-term debt.
During the first quarter of fiscal 2012, the Company repurchased 87 shares of its common stock for $7,899 in private party transactions. During the first quarter of fiscal 2011, the Company repurchased 140 shares of its common stock for $8,168 in private party transactions.
The Company paid quarterly dividends totaling $6,535 and $5,780, or $0.07 and $0.0625 per share, for the first quarter of fiscal 2012 and 2011, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
Credit Facilities

On September 1, 2011, the Company entered into a Second Supplement (Second Supplement) to the Master Note Purchase Agreement dated as of May 29, 2008 (Note Agreement), as supplemented by a First Supplement dated as of April 30, 2010 (First Supplement), with various institutional investors providing for the future issuance in a private placement of senior notes consisting of $75,000, 4.27% Series 2011-A senior notes , due September 30, 2021 (Series 2011-A Notes); $175,000, 4.52% Series 2011-B senior notes , due December 15, 2023 (Series 2011-B Notes); and $100,000, 4.67% Series 2011-C senior notes , due September 30, 2026 (Series 2011-C Notes, and together with the Series 2011-A Notes and the Series 2011-B Notes, the Series 2011 Notes). The Series 2011 Notes, together with the Series 2008 Notes and Series 2010 Notes previously issued pursuant to the Note Agreement and each series of additional notes that may from time to time hereafter be issued pursuant to the Note Agreement, are collectively referred to herein as the Notes. The Company expects to use the net proceeds from the sale of the Series 2011 Notes for general corporate purposes, which may include the repayment of indebtedness.

The obligations under the Notes are guaranteed by certain of the Company's subsidiaries, and the Notes are secured, on a ratable basis with bank debt, by a lien on certain assets of the Company and its subsidiaries.

Subsequent to the first quarter of fiscal 2012, the Series 2011-A and Series 2011-C Notes were issued on September 30, 2011, and interest on those Notes will be payable semiannually on March 30 and September 30 in each year, commencing on March 30, 2012. The Series 2011-B Notes will be issued on December 15, 2011, and interest on those Notes will be payable semiannually on June 15 and December 15 in each year, commencing on June 15, 2012.

On July 26, 2011 the Company completed the acquisition of substantially all of the assets of Paddock for $547,052 in cash. The Company funded the transaction using the $250,000 five-year term loan discussed below, $212,052 of cash on hand and $85,000 from its accounts receivable securitization program. Concurrent with the signing of the agreement, the Company entered into a Term Loan Agreement (the 2011 Term Loan Agreement). Under the terms of the the 2011 Term Loan Agreement, the term loan commitment was $250,000, which was fully funded on July 26, 2011 in conjunction with the closing of the Paddock acquisition. The final maturity date of the term loan is July 26, 2016; however, the term loan will be subject to mandatory partial repayments of $25,000 on each of the first four annual anniversary dates of the funding. The term loan will bear interest, at the election of the Company, at either the Annual Base Rate or the Adjusted LIBO rate plus an Applicable Margin, as specified in the the 2011 Term Loan Agreement.

On July 6, 2011, the Company’s India subsidiary executed a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for capital expenditures in one or more draws in an aggregate amount not to exceed approximately $6,000. The facility is payable in two annual installments, with the first installment due July 6, 2015 and the final installment due July 6, 2016. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% as of September 24, 2011. The Company’s India subsidiary had $787 outstanding on this line as of the end of its first quarter of fiscal 2012.

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

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $4,500. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.0% and 10.5% as of September 24, 2011 and June 25, 2011, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $3,750 outstanding on this line of credit as of the end of its first quarter of fiscal 2012.

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

The Securitization Program is a three-year program, and under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE then transfers an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At September 24, 2011, $185,000 was available under this calculation. The interest rate on any borrowings is based on a thirty-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $185,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program is classified as debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. As discussed above, concurrent with the closing of the Paddock acquisition on July 26, 2011, the Company borrowed $85,000 under its Securitization Program to partially fund the acquisition. The Company had $55,000 and $63,000 outstanding as of September 24, 2011 and September 25, 2010, respectively. There were no borrowings outstanding under the Securitization Program at June 25, 2011.
Investment Securities
The Company currently maintains a portfolio of auction rate securities (ARS) with a total par value of $18,000 and an estimated fair value of $7,503 at September 24, 2011. As a result of the tightening of the credit markets beginning in calendar 2008, there has been no liquid market for these securities for an extended period of time. While there are some recent indications that a market is starting to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict if or when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets.
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. At September 24, 2011, these securities were recorded at a fair value of $7,503. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
Other than the new five-year term loan and new Series 2011 Notes discussed above, there were no material changes in contractual obligations during the first quarter of fiscal 2012.
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

Changes in these estimates and assumptions may result in additional customer-related accruals and allowances. The following table summarizes the activity included in the balance sheet for customer-related accruals and allowances:

	Year-to-Date 2012	Year-to-Date 2011
Customer-Related Accruals and Allowances
Balance, beginning of period	$98,765	$63,735
Balances acquired in Paddock acquisition	43,673	—
Provision recorded	130,367	114,172
Credits processed	(130,612)	(95,585)
Balance, end of the period	$142,193	$82,322
Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $9,617 at September 24, 2011, $7,837 at June 25, 2011 and $8,128 at September 25, 2010.
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
Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company performs its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units in the fourth quarter of the fiscal year. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K., Mexico and Australia operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $771,322 at September 24, 2011, $638,045 at June 25, 2011 and $628,422 at September 25, 2010.
Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements, in-process research and development (IPR&D) and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships and certain distribution agreements. Certain trade names and trademarks, as well as IPR&D assets, are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. IPR&D assets are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $813,279 at September 24, 2011, $574,430 at June 25, 2011 and $589,993 at September 25, 2010.
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
Market Risk - The Company’s investment securities include auction rate securities (ARS) totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. With the tightening of the credit markets beginning in calendar 2008, auction rate securities have failed to settle at auction resulting in an illiquid market for these types of securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. While there are some recent indications that a market is starting to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. At September 24, 2011, these securities were recorded at a fair value of $7,503. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities.
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

See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Form 10-K for the year ended June 25, 2011 for additional information regarding market risks.

Item 4.	Controls and Procedures

As of September 24, 2011, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.
In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of

1934, no changes during the quarter ended September 24, 2011 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
During the first quarter of fiscal 2012, the Company acquired Paddock Laboratories, Inc. (Paddock) (see Note 2 - Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Paddock from its interim evaluation of internal control over financial reporting as of September 24, 2011. The Company will incorporate Paddock into its annual report on internal control over financial reporting for its fiscal year-end 2013. As of September 24, 2011, Paddock's total assets represented 15% of the Company's consolidated total assets. Paddock's net sales represented 5% of the Company's consolidated net sales for the first quarter of fiscal 2012.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Referred to in Note 13 of the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 25, 2011 includes a detailed discussion of the Company’s risk factors. As a result of the acquisition of Paddock, the Company has added the following two risk factors. Other than the items noted below, there have been no material changes during the first quarter of fiscal 2012 to the risk factors that were included in the Form 10-K.
If the Company is unable to successfully obtain the necessary quota for controlled substances, there is risk of delayed product launches or failure to meet commercial supply obligations. If the Company is unable to comply with regulatory requirements for controlled substances, the DEA may take regulatory actions, resulting in temporary or permanent interruption of distribution, withdrawal of products from the market or other penalties.
Controlled substances are subject to DEA regulation under the Controlled Substances Act, as well as regulation by the FDA. DEA quota requirements can limit the amount of controlled substance drug products a manufacturer may produce, the amount of API it may use to manufacture those products and the amount of controlled substance products a packager may package. If the Company is unable to successfully obtain the quota amounts, there is the risk of delayed launches or failure to meet commercial supply obligations. In addition, failure to comply with the above laws and requirements can result in enforcement action that could have a material adverse effect on the Company's business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.
The manufacturing of sterile, injectable products is highly exacting and complex, and if the Company's suppliers encounter production problems, it could have an adverse effect on the Company's business, results of operations and financial condition.
The Company distributes sterile, injectable products that are manufactured by third parties. The manufacture of sterile, injectable products is highly complex and exacting in part due to strict regulatory and safety requirements and standards that govern both the manufacture and packaging of these types of projects. Failure of the third-party manufacturers to maintain strict controls or non-adherence to procedures may result in product recalls and liability claims, which could adversely affect the Company's results of operations and reputation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except per share amounts)

The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.
The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2012	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$—
June 26 to July 30	1	$91.32	—	$—
July 31 to August 27	86	$90.94	—	$—
August 28 to September 24	—	$—	—	$—
Total	87		—

(1)	Private party transactions accounted for the purchase of 1 share in the period from June 26 to July 30 and 86 shares in the period from July 31 to August 27.

Item 5.	Other Events (in thousands)

2011 Credit Agreement

The Company and certain of its subsidiaries entered into a Credit Agreement dated as of October 26, 2011, with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the “2011 Credit Agreement”). Under the terms of the 2011 Credit Agreement, the initial revolving loan commitment is $400,000 and the initial term loan commitment is $400,000, each subject to increase or decrease as specified in the 2011 Credit Agreement. The initial funding of the 2011 Credit Agreement will occur on November 3, 2011. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. The obligations under the 2011 Credit Agreement are guaranteed by certain subsidiaries of the Company and, in some instances, the obligation may be secured by a pledge of 65% of the equity interests of certain foreign subsidiaries. The maturity date of the term loan and the final maturity date of any revolving loan is November 3, 2016; however, the term loan is subject to mandatory partial repayments of $40,000 on each of the first four annual anniversary dates of the funding. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type.

The Company intends to use the proceeds from the term loan and any revolving loans for general corporate purposes, including the repayment of certain other debts outstanding at the time such loans are made, including the loans made pursuant to the 2010 Credit Agreement and the 2011 Term Loan Agreement.

Amendment to 2008 Term Loan Agreement

On October 26, 2011, in connection with the execution of the 2011 Credit Agreement, the Company and certain of its subsidiaries entered into a Second Amendment (the “Second Amendment”) to the Term Loan Agreement, dated as of April 22, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (the “Term Loan Agreement”). The Second Amendment conforms certain covenants in the Term Loan Agreement to the covenants contained in the 2011 Credit Agreement and makes certain other conforming changes.

Replacement of Existing Facilities

In connection with the execution of the 2011 Credit Agreement, the Credit Agreement, dated as of October 8, 2010, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the “2010 Credit Agreement”), will be replaced by the 2011 Credit Agreement effective as of the November 3 funding date of the 2011 Credit Agreement.

In connection with the execution of the 2011 Credit Agreement, the Term Loan Agreement, dated as of January 20, 2011, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the “2011 Term Loan Agreement”), will be replaced by the 2011 Credit Agreement effective as of the November 3 funding date of the 2011 Credit Agreement.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Second Supplement to Master Note Purchase Agreement dated as of September 1, 2011 by and among Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 8, 2011.

10.1
Second Amendment, dated as of October 26, 2011, to Term Loan Agreement, dated as of April 22, 2008, among Perrigo Company, JPMorgan Chase Bank, N.A., as Administrative Agent; RBS Citizens, N.A., as Syndication Agent; and the lender parties therein listed.

10.2
Credit Agreement, dated as of October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other participant banks; and the lender parties therein listed.

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

PERRIGO COMPANY
(Registrant)

Date:	October 27, 2011	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	October 27, 2011	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Supplement to Master Note Purchase Agreement dated as of September 1, 2011 by and among Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 8, 2011.

10.1
Second Amendment, dated as of October 26, 2011, to Term Loan Agreement, dated as of April 22, 2008, among Perrigo Company, JPMorgan Chase Bank, N.A., as Administrative Agent; RBS Citizens, N.A., as Syndication Agent; and the lender parties therein listed.

10.2
Credit Agreement, dated as of October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other participant banks; and the lender parties therein listed.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.