Form 10-Q
period 2011-12-31
PERRIGO CO
filed 2012-02-07
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO
As of February 3, 2012, the registrant had 93,303,401 outstanding shares of common stock.

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

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$838,170	$717,515	$1,563,465	$1,358,837
Cost of sales	543,295	468,015	1,041,011	895,383
Gross profit	294,875	249,500	522,454	463,454
Operating expenses
Distribution	9,095	8,864	19,359	17,197
Research and development	31,148	24,604	50,786	42,331
Selling and administration	93,964	83,793	190,089	159,920
Total	134,207	117,261	260,234	219,448
Operating income	160,668	132,239	262,220	244,006
Interest, net	15,641	10,716	28,211	20,803
Other expense (income), net	752	(633)	981	(1,192)
Income from continuing operations before income taxes	144,275	122,156	233,028	224,395
Income tax expense	44,536	32,377	62,831	60,938
Income from continuing operations	99,739	89,779	170,197	163,457
Income from discontinued operations, net of tax	—	388	—	1,085
Net income	$99,739	$90,167	$170,197	$164,542
Earnings per share(1)
Basic
Continuing operations	$1.07	$0.97	$1.83	$1.78
Discontinued operations	—	0.00	—	0.01
Basic earnings per share	$1.07	$0.98	$1.83	$1.79
Diluted
Continuing operations	$1.06	$0.96	$1.81	$1.75
Discontinued operations	—	0.00	—	0.01
Diluted earnings per share	$1.06	$0.97	$1.81	$1.76
Weighted average shares outstanding
Basic	93,221	92,232	93,066	92,031
Diluted	94,043	93,363	93,983	93,280
Dividends declared per share	$0.0800	$0.0700	$0.1500	$0.1325

(1)	The sum of individual per share amounts may not equal due to rounding.
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2011	June 25, 2011	December 25, 2010
Assets
Current assets
Cash and cash equivalents	$531,410	$310,104	$134,779
Accounts receivable, net	530,178	477,851	465,257
Inventories	580,668	505,576	483,787
Current deferred income taxes	47,216	30,474	28,979
Income taxes refundable	4,111	370	943
Prepaid expenses and other current assets	40,509	50,350	43,253
Current assets of discontinued operations	—	2,568	6,542
Total current assets	1,734,092	1,377,293	1,163,540
Property and equipment	1,066,307	1,005,798	929,232
Less accumulated depreciation	(515,600)	(498,490)	(469,068)
	550,707	507,308	460,164
Goodwill and other indefinite-lived intangible assets	808,531	644,902	639,581
Other intangible assets, net	752,595	567,573	578,766
Non-current deferred income taxes	12,330	10,531	13,314
Other non-current assets	84,299	81,614	79,655
	$3,942,554	$3,189,221	$2,935,020
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$324,349	$343,278	$289,844
Short-term debt	—	2,770	971
Payroll and related taxes	71,059	81,455	74,348
Accrued customer programs	116,888	91,374	90,366
Accrued liabilities	85,661	57,514	70,424
Accrued income taxes	28,684	10,551	32,992
Current portion of long-term debt	40,000	15,000	15,000
Current liabilities of discontinued operations	—	4,093	14,244
Total current liabilities	666,641	606,035	588,189
Non-current liabilities
Long-term debt, less current portion	1,452,546	875,000	875,000
Non-current deferred income taxes	9,163	10,601	16,652
Other non-current liabilities	183,393	166,598	147,139
Total non-current liabilities	1,645,102	1,052,199	1,038,791
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	486,665	467,661	440,208
Accumulated other comprehensive income	50,972	127,050	93,219
Retained earnings	1,090,509	934,333	772,713
	1,628,146	1,529,044	1,306,140
Noncontrolling interest	2,665	1,943	1,900
Total shareholders’ equity	1,630,811	1,530,987	1,308,040
	$3,942,554	$3,189,221	$2,935,020
Supplemental Disclosures of Balance Sheet Information Related to Continuing Operations

Allowance for doubtful accounts	$8,993	$7,837	$8,896
Working capital	$1,067,451	$772,783	$583,053
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	93,287	92,778	92,297
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Year-to-Date
	2012	2011
Cash Flows (For) From Operating Activities
Net income	$170,197	$164,542
Adjustments to derive cash flows
Gain on sale of pipeline development projects	(3,500)	—
Depreciation and amortization	67,105	50,370
Share-based compensation	8,977	7,212
Income tax benefit from exercise of stock options	934	2,123
Excess tax benefit of stock transactions	(11,215)	(9,607)
Deferred income taxes (credit)	3,669	(59,379)
Subtotal	236,167	155,261
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(10,657)	(103,947)
Inventories	(34,150)	(24,151)
Accounts payable	(14,319)	19,006
Payroll and related taxes	(12,012)	(6,100)
Accrued customer programs	(1,412)	30,495
Accrued liabilities	16,300	(14,010)
Accrued income taxes	46,409	51,225
Other	(6,204)	14,960
Subtotal	(16,045)	(32,522)
Net cash from operating activities	220,122	122,739
Cash Flows (For) From Investing Activities
Proceeds from sales of securities	—	560
Acquisitions of businesses, net of cash acquired	(547,052)	1,998
Proceeds from sale of intangible assets and pipeline development projects	10,500	—
Acquisitions of assets	(750)	(4,000)
Additions to property and equipment	(55,659)	(30,555)
Net cash for investing activities	(592,961)	(31,997)
Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(2,770)	(8,029)
Borrowings of long-term debt	1,087,546	150,000
Repayments of long-term debt	(485,000)	(195,000)
Deferred financing fees	(5,097)	(3,703)
Excess tax benefit of stock transactions	11,215	9,607
Issuance of common stock	7,699	5,267
Repurchase of common stock	(7,954)	(8,214)
Cash dividends	(14,021)	(12,268)
Net cash from (for) financing activities	591,618	(62,340)
Effect of exchange rate changes on cash	2,527	(3,388)
Net increase in cash and cash equivalents	221,306	25,014
Cash and cash equivalents, beginning of period	310,104	109,765
Cash and cash equivalents, end of period	$531,410	$134,779

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$22,861	$25,298
Interest received	$1,301	$2,266
Income taxes paid	$15,973	$55,264
Income taxes refunded	$802	$1,303
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Perrigo Company (the Company) is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and generic prescription (Rx) pharmaceuticals, infant formulas, nutritional products and active pharmaceutical ingredients (API). The Company is the world’s largest store brand manufacturer of OTC pharmaceutical products and infant formulas. The Company’s primary markets and locations of manufacturing and logistics operations are the United States, Israel, Mexico, the United Kingdom and Australia.

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

The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 25, 2011.

The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal 2012 second quarter and year-to-date results included an extra week of operations. This extra week is required approximately every six years in order to re-align the Company's fiscal reporting dates with the actual calendar months. This factor should be considered when comparing the Company's financial results for the three and six months ended December 31, 2011 to the prior year periods.

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

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, "Comprehensive Income (Accounting Standard Codification (ASC) Topic 220) - Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This ASU defers the effective date for the part of ASU 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" that would require adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in financial statements. The changes in ASU 2011-05 would have been effective for annual and interim periods beginning on or after December 15, 2011, but those changes are now deferred until the FASB can adequately evaluate the costs and benefits of this presentation. The Company will defer adoption of the presentation requirement and will provide the disclosures required under the remainder of ASU 2011-05 in the first quarter of fiscal 2013.
In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (ASC Topic 210) - Disclosures about Offsetting Assets and Liabilities." The amendments in this ASU require entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance will be effective for the Company beginning in the first quarter of fiscal 2014, and the Company expects to adopt it at that time. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, "Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment." The amendments in this ASU permit an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This guidance will be effective for the Company beginning in fiscal 2013, and the Company expects to adopt it at that time.
In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). This topic changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. These provisions are effective for reporting periods beginning on or after December 15, 2011, applied prospectively. This guidance will be effective for the Company in the third quarter of fiscal 2012, at which time the Company will provide the required disclosures.
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments were effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance was effective for the Company in the first quarter of fiscal 2012. See Note 2 for the Company's supplementary pro forma disclosures related to its acquisition of Paddock Laboratories, Inc. (Paddock) in the first quarter of fiscal 2012.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. This guidance was effective for the Company in the first quarter of fiscal 2012 and did not have any impact on its condensed consolidated financial statements as the Company does not have any reporting units with net carrying values at or below zero.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This ASU amends ASC Topic 820 to require an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The Company adopted the new disclosure requirements in the third quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which was the Company's first quarter of fiscal 2012. The adopted disclosures have been provided in Note 5.

NOTE 2 – ACQUISITION

Paddock Laboratories, Inc. – On July 26, 2011, the Company completed the acquisition of substantially all of the assets of Paddock for $547,052 in cash. Headquartered in Minneapolis, Minnesota, Paddock was a manufacturer and marketer of generic Rx pharmaceutical products. The acquisition expanded the Company’s generic Rx product offering, pipeline and scale.

The Company funded the transaction using $250,000 of term loan debt, $212,052 of cash on hand and $85,000 from its accounts receivable securitization program. In fiscal 2011, the Company incurred $2,560 of acquisition costs, of which $1,315, $695 and $550 were expensed in operations in the second, third and fourth quarters of fiscal 2011, respectively. The Company incurred an additional $5,600 of acquisition costs, along with severance costs of $3,800, of which approximately $600 of severance costs were expensed in operations in the second quarter of fiscal 2012.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Paddock are included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations for the period from July 27, 2011 to December 31, 2011. From the acquisition date to December 31, 2011, Paddock contributed approximately $107,500 in revenue and operating income of $8,400, which included a non-recurring charge of $27,179 to cost of sales related to the step-up in value of inventory acquired and sold during the first quarter of fiscal 2012 and severance costs of $3,800.

The preliminary allocation of the $547,052 purchase price through December 31, 2011 was:

Accounts receivable	$55,467
Inventory	57,540
Property and equipment	33,200
Other assets	1,743
Deferred income tax assets	20,863
Goodwill	150,035
Intangible assets	272,000
Total assets acquired	590,848

Accounts payable	10,685
Other current liabilities	2,386
Accrued customer programs	26,926
Accrued expenses	3,799
Total liabilities assumed	43,796
Net assets acquired	$547,052

The allocation of the purchase price above is considered preliminary and was based upon valuation information, estimates and assumptions available at December 31, 2011. Management is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, accrued customer programs, deferred income taxes, working capital adjustments and the resulting effects on the value of goodwill. The Company expects to finalize these matters within the measurement period, which is expected to end in the third quarter of fiscal 2012 as final asset and liability valuations are completed.

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

Intangible assets acquired in the acquisition were valued as follows:

Developed product technology	$237,000
In-process research and development (IPR&D)	35,000
Total intangible assets acquired	$272,000

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

The following unaudited pro forma financial information presents results as if the Paddock acquisition had occurred at the beginning of fiscal 2011:

(Unaudited)	Year-to-Date
	2012	2011
Net sales	$1,580,053	$1,472,676
Income from continuing operations	$193,189	$163,608
Basic earnings from continuing operations per share	$2.08	$1.78
Diluted earnings from continuing operations per share	$2.06	$1.75

For purposes of the pro forma disclosures above, the primary adjustments for fiscal 2011 include: i) a non-recurring charge to cost of goods sold related to the fair value adjustment to acquisition-date inventory of $27,179; ii) amortization of acquired intangibles of $11,500; iii) additional interest expense of $4,600 from the $335,000 in debt associated with the acquisition; and iv) acquisition-related and severance charges of $9,400. The primary adjustments for fiscal 2012 include: i) the elimination of the non-recurring charge to cost of goods sold related to the fair value adjustment to acquisition-date inventory of $27,179 and ii) the elimination of the acquisition-related and severance charges of $9,400.

As a condition to Federal Trade Commission (FTC) approval of the overall transaction with Paddock, immediately subsequent to the acquisition, the Company sold to Watson Pharmaceuticals four Abbreviated New Drug Application (ANDA) products acquired as part of the Paddock portfolio along with the rights to two of the Company's pipeline development projects for a total of $10,500. The Company allocated $7,000 of proceeds to the four ANDA products and wrote off the corresponding developed product technology intangible asset, which was recorded at its fair value of $7,000. In addition, the Company recorded a $3,500 gain on the sale of its pipeline development projects.

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

On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group. On February 26, 2010, the sale to Emilia Group was completed for approximately $47,000, of which approximately $11,000, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar, was contingent upon satisfaction of contingency factors specified in the agreement. During the third quarter of fiscal 2011, as part of an arbitration ruling, the Company made a $3,558 payment to Emilia Group settling the final post-closing working capital adjustment, of which $2,151 was charged to earnings and included in discontinued operations in the third quarter of fiscal 2011. The final pre-tax loss on the sale of the Israel Consumer Products business was $1,407. Under the terms of the sale agreement, the Company provided distribution and support services for the importation of private label cosmetics from this business into the U.S. market for 12 months after the close of the transaction. These services were fully transferred to Emilia Group during the third quarter of fiscal 2011.

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

There were no operating results related to discontinued operations in the first six months of fiscal 2012. Results of discontinued operations for the first half of fiscal 2011 were as follows:

	2011
	Second Quarter	Year-to-Date
Net sales	$5,709	$10,738
Income before income taxes	$722	$1,829
Income tax expense	(334)	(744)
Income from discontinued operations, net of tax	$388	$1,085

There were no assets or liabilities related to discontinued operations as of December 31, 2011. The assets and liabilities classified as discontinued operations as of June 25, 2011 and December 25, 2010 were as follows:

	June 25, 2011	December 25, 2010
Accounts receivable, net	$2,568	$2,282
Inventories	—	4,193
Prepaid expenses and other current assets	—	67
Current assets of discontinued operations	$2,568	$6,542

Accounts payable	$2,654	$5,103
Accrued payroll and other accrued liabilities	1,439	8,155
Deferred income tax liabilities	—	986
Current liabilities of discontinued operations	$4,093	$14,244

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$99,739	$89,779	$170,197	$163,457
Income from discontinued operations, net of tax	—	388	—	1,085
Net income used for both basic and diluted EPS	$99,739	$90,167	$170,197	$164,542
Denominator:
Weighted average shares outstanding for basic EPS	93,221	92,232	93,066	92,031
Dilutive effect of share-based awards	822	1,131	917	1,249
Weighted average shares outstanding for diluted EPS	94,043	93,363	93,983	93,280

Share-based awards outstanding that were anti-dilutive were 192 and 171 for the second quarter of fiscal 2012 and 2011, respectively. Year-to-date share-based awards outstanding that were anti-dilutive were 134 and 119 for fiscal 2012 and 2011, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE 5 – FINANCIAL INSTRUMENTS
ASC Topic 820 provides a consistent definition of fair value, which focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. ASC Topic 820 requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2:	Either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of December 31, 2011, June 25, 2011 and December 25, 2010:

	Fair Value Measurements as of December 31, 2011 Using:
	Total as of December 31, 2011	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$421,653	$421,653	$—	$—
Investment securities	6,570	—	—	6,570
Funds associated with Israeli post-employment benefits	15,371	—	15,371	—
Total	$443,594	$421,653	$15,371	$6,570
Liabilities:
Foreign currency forward contracts, net	$5,957	$—	$5,957	$—
Interest rate swap agreements	13,433	—	13,433	—
Total	$19,390	$—	$19,390	$—

	Fair Value Measurements as of June 25, 2011 Using:
	Total as of June 25, 2011	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$267,221	$267,221	$—	$—
Investment securities	7,503	—	—	7,503
Funds associated with Israeli post-employment benefits	17,170	—	17,170	—
Foreign currency forward contracts, net	3,353	—	3,353	—
Total	$295,247	$267,221	$20,523	$7,503
Liabilities:
Interest rate swap agreements	$7,283	$—	$7,283	$—
Total	$7,283	$—	$7,283	$—

	Fair Value Measurements as of December 25, 2010 Using:
	Total as of December 25, 2010	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67,998	$67,998	$—	$—
Investment securities	5,435	—	—	5,435
Funds associated with Israeli post-employment benefits	16,551	—	16,551	—
Foreign currency forward contracts, net	1,791	—	1,791	—
Interest rate swap agreements	2,150		2,150	—
Total	$93,925	$67,998	$20,492	$5,435

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and variable rate long-term debt, approximate their fair value. As of December 31, 2011, the carrying value and fair value of the Company’s fixed rate long-term debt were $965,000 and $1,039,265, respectively. As of June 25, 2011, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $650,812, respectively. As of December 25, 2010, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $630,478, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during the three and six months ended December 31, 2011. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of December 31, 2011, the Company had $15,371 deposited in funds managed by financial institutions that are designated by management to cover post-employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
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
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second quarter of fiscal 2012, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized loss of $933, net of tax, in other comprehensive income. At December 31, 2011, June 25, 2011 and December 25, 2010, these securities were considered as available-for-sale and were recorded at a fair value of $6,570, $7,503 and $5,435, respectively. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. All of the ARS investments have a contractual maturity of more than five years as of December 31, 2011. The gross realized gains and losses on the sale of ARS are determined using the specific identification method.

In addition to ARS, as of September 25, 2010, the Company held a total of $560 of collateralized debt obligations backed primarily by U.S. Treasury obligations. In the second quarter of fiscal 2011, the Company sold its collateralized debt obligations for proceeds of $560. As of December 25, 2010, the Company no longer held any collateralized debt obligations.

The following table presents a rollforward of the assets measured at fair value using unobservable inputs (Level 3) at December 31, 2011:

Investment Securities (Level 3)
Balance as of June 25, 2011	$7,503
Unrealized loss on ARS	(933)
Balance as of December 31, 2011	$6,570

NOTE 6 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows:

	December 31, 2011	June 25, 2011	December 25, 2010
Finished goods	$271,196	$244,758	$222,155
Work in process	157,203	119,732	118,819
Raw materials	152,269	141,086	142,813
Total inventories	$580,668	$505,576	$483,787

The increase in inventory from June 25, 2011 to December 31, 2011 was due primarily to the incremental inventory acquired as part of the Paddock acquisition.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

In the first six months of fiscal 2012, there was an addition to goodwill in the Rx Pharmaceuticals segment related to the Paddock acquisition. The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Total
Balance as of June 25, 2011	$126,309	$331,744	$81,631	$98,361	$638,045
Business acquisition	—	—	150,035	—	150,035
Currency translation adjustment	(3,462)	—	(7,943)	(9,735)	(21,140)
Balance as of December 31, 2011	$122,847	$331,744	$223,723	$88,626	$766,940

Other intangible assets and related accumulated amortization consisted of the following:

	December 31, 2011		June 25, 2011		December 25, 2010
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/formulation and product rights	$543,440	$117,668	$328,461	$101,494	$321,537	$85,295
Customer relationships	329,126	41,021	331,081	32,029	329,234	23,725
Distribution and license agreements	52,764	21,496	52,790	19,844	45,680	17,589
Non-compete agreements	6,241	2,986	6,391	2,431	6,249	1,782
Trademarks	4,891	696	5,378	730	5,178	721
Total	936,462	183,867	724,101	156,528	707,878	129,112
Non-amortizable intangibles:
In-process research and development	35,000	—	—	—	—	—
Trade names and trademarks	6,591	—	6,857	—	6,691	—
Total intangibles	$978,053	$183,867	$730,958	$156,528	$714,569	$129,112

As of December 31, 2011, developed product technology/formulation and product rights included a net increase of $230,000 related to the Paddock acquisition. Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $37,781 and $22,662 for the first half of fiscal 2012 and 2011, respectively, for intangible assets subject to amortization. The increase in amortization expense in the first half of fiscal 2012 was due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired as part of the Paddock acquisition.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets currently subject to amortization. No estimate of future amortization expense related to the subsequent acquisition of substantially all of the assets of CanAm Care, LLC has been included in the table below (see Note 15 - Subsequent Events). The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2012(1)	$36,600
2013	74,300
2014	73,800
2015	72,900
2016	70,800

(1)	Reflects remaining six months of fiscal 2012.

NOTE 8 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows:

	December 31, 2011	June 25, 2011	December 25, 2010
Short-term debt:
Swingline loan	$—	$—	$—
Line of credit – India subsidiary	—	2,770	971
Current portion of long-term debt:
Term loans	40,000	15,000	15,000
Total	40,000	17,770	15,971
Long-term debt:
Term loans	485,000	260,000	260,000
Senior notes	965,000	615,000	615,000
Other	2,546	—	—
Total	1,452,546	875,000	875,000
Total debt	$1,492,546	$892,770	$890,971

In the second quarter of fiscal 2012, the Company and certain of its subsidiaries entered into a Credit Agreement dated as of October 26, 2011, with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the 2011 Credit Agreement). Under the terms of the 2011 Credit Agreement, the initial revolving loan commitment is $400,000 and the initial term loan commitment is $400,000, each subject to increase or decrease as specified in the 2011 Credit Agreement. The funding of the initial term loan commitment of the 2011 Credit Agreement occurred on November 3, 2011. No funding of the initial revolving loan commitment occurred during the second quarter of fiscal 2012. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. The obligations under the 2011 Credit Agreement are guaranteed by certain subsidiaries of the Company and, in some instances, the obligation may be secured by a pledge of 65% of the equity interests of certain foreign subsidiaries. The maturity date of the term loan and the final maturity date of any revolving loan is November 3, 2016; however, the term loan is subject to mandatory partial repayments of $40,000 on each of the first four annual anniversary dates of the funding. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type.

In connection with the execution of the 2011 Credit Agreement, the Company's prior Credit Agreement, dated as of October 8, 2010, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the 2010 Credit Agreement) and the Company's Term Loan Agreement, dated as of January 20, 2011, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the 2011 Term Loan Agreement), were replaced by the 2011 Credit Agreement effective as of its November 3 funding date, and all amounts outstanding thereunder were repaid from the proceeds of the 2011 Credit Agreement. The Company intends to use the remainder of the proceeds from the 2011 Credit Agreement term loan and any revolving loans for general corporate purposes.

On October 26, 2011, in connection with the execution of the 2011 Credit Agreement, the Company and certain of its subsidiaries entered into a Second Amendment (the Second Amendment) to the Term Loan Agreement, dated as of April 22, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (the Term Loan Agreement). The Second Amendment conforms certain covenants in the Term Loan Agreement to the covenants contained in the 2011 Credit Agreement and makes certain other conforming changes.

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

In the second quarter of fiscal 2012, the Company issued the Series 2011-A and Series 2011-C Notes on September 30, 2011, and interest on those Notes is payable semiannually on March 30 and September 30 in each year, commencing on March 30, 2012. The Series 2011-B Notes were issued on December 15, 2011, and interest on those Notes is payable semiannually on June 15 and December 15 in each year, commencing on June 15, 2012.

As discussed in Note 2, on July 26, 2011 the Company completed the acquisition of substantially all of the assets of Paddock for $547,052 in cash. The Company funded the transaction using the $250,000 proceeds from the 2011 Term Loan Agreement discussed above, $212,052 of cash on hand and $85,000 from its accounts receivable securitization program. Concurrent with the signing of the Paddock acquisition agreement, the Company entered into the 2011 Term Loan Agreement. Under the terms of the the 2011 Term Loan Agreement, the term loan commitment was $250,000, which was fully funded on July 26, 2011 in conjunction with the closing of the Paddock acquisition. In connection with the execution of the 2011 Credit Agreement, the 2011 Term Loan Agreement was replaced by and deemed repaid from the proceeds of the 2011 Credit Agreement effective as of the November 3 funding date of the 2011 Credit Agreement.

On July 6, 2011, the Company’s India subsidiary executed a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for capital expenditures in one or more draws in an aggregate amount not to exceed approximately $6,000. The facility is payable in two annual installments, with the first installment due July 6, 2015 and the final installment due July 6, 2016. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% as of December 31, 2011. The Company’s India subsidiary had $2,546 outstanding on this line as of December 31, 2011.

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $4,500. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.0% and 10.5% as of December 31, 2011 and June 25, 2011, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had no borrowings outstanding on this line of credit as of December 31, 2011.

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

The Securitization Program is a three-year program, and under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE then transfers an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At December 31, 2011, $185,000 was available under this calculation. The interest rate on any borrowings is based on a thirty-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $185,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program may be classified as long-term debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. As discussed above, concurrent with the closing of the Paddock acquisition on July 26, 2011, the Company borrowed $85,000 under its Securitization Program to partially fund the acquisition. The Company had no borrowings outstanding under the Securitization Program as of December 31, 2011, June 25, 2011 or December 25, 2010.

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $422,700 at December 31, 2011. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

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

In the fourth quarter of fiscal 2011, the Company entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on the 2011 Term Loan Agreement and subsequent amendments, refinancing or replacements. The 2011 Term Loan Agreement has been replaced with the 2011 Credit Agreement as disclosed in Note 8. The interest rate swap agreements fix the interest rate at 2.5775% on an initial notional amount of principal of $150,000. The interest rate swap agreements will expire on May 3, 2016.

In the second quarter of fiscal 2011, the Company entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on the term loan under the 2010 Credit Agreement and subsequent amendments, refinancing or replacements. The 2010 Credit Agreement has been replaced with the 2011 Credit Agreement as disclosed in Note 8. The interest rate swap agreements fix the interest rate at 1.545% on an initial notional amount of principal of $90,000. The interest rate swap agreements will expire on October 8, 2015.
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

The Company’s foreign currency hedging program also includes cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of fifteen months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of fifteen months. The Company did not have any foreign currency put or call contracts as of December 31, 2011.

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

The effects of derivative instruments on the Company’s condensed consolidated balance sheets as of December 31, 2011, June 25, 2011 and December 25, 2010 and on the Company’s income and OCI for the three and six months ended December 31, 2011 and December 25, 2010 were as follows (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet
(Designated as (non)hedging instruments under ASC 815)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2011	June 25, 2011	December 25, 2010
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$1,015	$4,178	$2,869
Interest rate swap agreements	Other non-current assets	—	—	2,150
Total hedging derivatives		$1,015	$4,178	$5,019
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$31	$206	$244
Total non-hedging derivatives		$31	$206	$244

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2011	June 25, 2011	December 25, 2010
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$6,219	$952	$1,293
Interest rate swap agreements	Other non-current liabilities	13,433	7,283	—
Total hedging derivatives		$19,652	$8,235	$1,293
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$784	$79	$29
Total non-hedging derivatives		$784	$79	$29

Effects of Derivative Instruments on Income and OCI for the three months ended December 31, 2011 and December 25, 2010

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31, 2011	December 25, 2010		December 31, 2011	December 25, 2010		December 31, 2011	December 25, 2010
T-Locks	$—	$—	Interest, net	$91	$91	Interest, net	$—	$—
Interest rate swap agreements	940	2,150	Interest, net	(1,269)	251	Other expense	—	—
Foreign currency forward contracts	(3,859)	55	Net sales	262	(249)	Net sales	—	(24)
			Cost of sales	825	(437)	Cost of sales	—	130
			Interest, net	24	14
			Other (expense) income, net	(1,571)	220
Total	$(2,919)	$2,205		$(1,638)	$(110)		$—	$106

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended
		2012	2011
Foreign currency forward contracts(1)	Other (expense) income, net	$(1,209)	$19

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

Effects of Derivative Instruments on Income and OCI for the six months ended December 31, 2011 and December 25, 2010

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31, 2011	December 25, 2010		December 31, 2011	December 25, 2010		December 31, 2011	December 25, 2010
T-Locks	$—	$—	Interest, net	$182	$182	Interest, net	$—	$—
Interest rate swap agreements	(5,885)	2,150	Interest, net	(2,090)	251	Other expense	—	—
Foreign currency forward contracts	(8,128)	5,492	Net sales	(151)	(339)	Net sales	(20)	(24)
			Cost of sales	2,354	(1,523)	Cost of sales	687	(3)
			Interest, net	34	25
			Other (expense) income, net	(2,406)	1,714
Total	$(14,013)	$7,642		$(2,077)	$310		$667	$(27)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Six Months Ended
		2012	2011
Foreign currency forward contracts(1)	Other expense, net	$(2,499)	$(487)

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company issued 103 and 96 shares related to the exercise and vesting of share-based compensation during the second quarter of fiscal 2012 and 2011, respectively. Year-to-date, the Company issued 602 and 767 shares related to share-based compensation in fiscal 2012 and 2011, respectively.

The Company does not currently have a common stock repurchase program. During the second quarter of fiscal 2012, the Company repurchased 1 share of its common stock for $55 in private party transactions. During the second quarter of fiscal 2011, the Company repurchased 1 share of its common stock for $45 in private party transactions. Year-to-date in fiscal 2012, the Company repurchased 88 shares of its common stock for $7,954 in private party transactions. Year-to-date in fiscal 2011, the Company repurchased 141 shares of its common stock for $8,214 in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consisted of the following:

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net income	$99,739	$90,167	$170,197	$164,542
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	(1,496)	1,592	(9,292)	4,929
Foreign currency translation adjustments	(12,851)	12,119	(65,812)	44,251
Change in fair value of investment securities, net of tax	(933)	1,042	(933)	1,042
Postretirement liability adjustments, net of tax	(24)	48	(41)	(203)
Comprehensive income	$84,435	$104,968	$94,119	$214,561

NOTE 12 – INCOME TAXES

The effective tax rate on income from continuing operations was 30.9% and 26.5% for the second quarter of fiscal 2012 and 2011, respectively. The effective tax rate on income from continuing operations was 27.0% and 27.2% for the first six months of fiscal 2012 and 2011, respectively. The effective tax rate for the first six months of fiscal 2012 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $8,598 related to various audit resolutions and statute expirations. In addition, the higher level of income derived from international operations in the first six months of fiscal 2012 as compared to fiscal 2011 had an effect on the Company's overall effective tax rate. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate compared to what the Company had historically experienced. Foreign source income from continuing operations before tax for the second quarter of fiscal 2012 was 34% of total income from continuing operations before tax, up from 31% in the same period of fiscal 2011. Foreign source income from continuing operations before tax for the first six months of fiscal 2012 was 44% of total income from continuing operations before tax, up from 30% in the same period for fiscal 2011.
In December 2011, Israel canceled the previously passed changes that would have reduced its corporate tax rates to 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015. As a result, the statutory rate in Israel is now 25%.
The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.
The total amount of unrecognized tax benefits was $127,642 and $121,672 as of December 31, 2011 and June 25, 2011, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $24,286 and $23,339 as of December 31, 2011 and June 25, 2011, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During October and November 2011, nine applications to certify a class action lawsuit were filed in various courts in Israel related to Eltroxin, a prescription thyroid medication manufactured by Aspen and distributed by the Company in Israel. The respondents include Perrigo Israel Pharmaceuticals Ltd. and/or Perrigo Israel Agencies Ltd.; Aspen Bad Oldesloe GMBH, Germany; GlaxoSmithKline (Israel) Ltd, and health care providers who provide health care services as part of the compulsory health care system in Israel.

The applications arise from the launch of a reformulated version of Eltroxin in Israel. The applications generally allege that patients were not notified in a timely manner about the change in the formulation, about the potential for adverse events while transferring to the new formulation of Eltroxin and the need to perform blood tests after changing to the new formulation. The applications also generally allege that the failure to timely provide such notifications resulted in: (a) purchases of product that otherwise would not have been made by patients had they been aware of the reformulation; (b) injuries to some patients resulting from an imbalance of thyroid functions that could have been avoided; and (c) harm resulting from the patient's lack of informed consent prior to the use of the reformulation.

The Company filed a request to transfer all the applications to one court which will decide whether to consolidate the applications and/or dismiss some of the applications. As this matter is in its early stages, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner (Warner) filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including the President and Chief Executive Officer, Joseph Papa, and the Chief Financial Officer, Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value (the ARS), had been purchased from Lehman Brothers Holdings, Inc. (Lehman). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman’s bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees.

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

On September 28, 2011, the Court granted defendants' renewed motion to dismiss. The Court (i) dismissed the claims of the then-Co-Lead Plaintiffs; (ii) ruled that any class that might ultimately be certified could only consist of persons who purchased their Perrigo shares on the NASDAQ market or by other means involving transactions in the United States; (iii) granted Harel's motion to intervene as a named plaintiff, subject to the filing by Harel of an amended complaint alleging that Harel's purchases of Perrigo stock were made in the United States; (iv) ruled that Warner would be treated as a named plaintiff; and (v) left for later the selection of Lead Plaintiffs. On October 7, 2011, plaintiffs filed a second amended complaint on behalf of both Harel and Warner as named plaintiffs, alleging the same claims as in the amended complaint but on behalf of a purported class limited to those who purchased Perrigo stock on the NASDAQ market or by other means involving transactions in the United States. The second amended complaint alleges that Harel purchased Perrigo stock on the NASDAQ market during the purported class period. Also on October 7, 2011, the plaintiffs filed a stipulation seeking to appoint Harel and Warner as the new co-lead plaintiffs, subject to approval of the Court. On October 27, 2011, the Court approved this stipulation and issued an order appointing Harel and Warner as co-lead plaintiffs. On November 21, 2011, the defendants answered the second amended complaint, denying all allegations of wrongdoing and asserting numerous defenses. Discovery has not commenced. The Company believes that it has meritorious defenses to this lawsuit and is actively pursuing the defense thereof. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements.
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

NOTE 14 – SEGMENT INFORMATION

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API, along with an Other category. As discussed in Note 3, beginning in the third quarter of fiscal 2009, the operating results of the Company’s former Israel Consumer Products operating segment are reported as discontinued operations in the Company’s condensed consolidated statements of income and are not included in the table below for any period presented. In the first half of fiscal 2012, the Rx Pharmaceuticals segment incurred $3,800 of severance costs in conjunction with the Paddock acquisition, $3,200 expensed in the first quarter of fiscal 2012 and $600 expensed in the second quarter of fiscal 2012. In addition, the Rx Pharmaceuticals segment incurred a step-up in the value of inventory of $27,179 due to the Paddock acquisition in the first quarter of fiscal 2012. During the first quarter of fiscal 2012, the Company incurred $5,600 of acquisition-related charges as unallocated expenses. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
Second Quarter 2012
Net sales	$471,277	$128,147	$177,196	$42,752	$18,798	$—	$838,170
Operating income	$77,237	$6,495	$72,455	$12,102	$1,104	$(8,725)	$160,668
Amortization of intangibles	$2,220	$6,637	$7,969	$496	$438	$—	$17,760
Total assets	$1,575,062	$962,947	$1,033,577	$255,284	$115,684	$—	$3,942,554
Second Quarter 2011
Net sales	$429,996	$133,458	$97,534	$40,333	$16,194	$—	$717,515
Operating income (loss)	$75,394	$20,163	$33,195	$10,032	$(8)	$(6,537)	$132,239
Amortization of intangibles	$1,882	$5,792	$2,749	$516	$436	$—	$11,375
Total assets	$1,128,122	$994,990	$412,034	$269,561	$123,771	$—	$2,928,478

Year-to-Date 2012
Net sales	$882,958	$248,008	$304,823	$90,396	$37,280	$—	$1,563,465
Operating income	$141,720	$15,560	$99,298	$26,680	$1,550	$(22,588)	$262,220
Amortization of intangibles	$4,465	$16,102	$15,322	$1,017	$875	$—	$37,781
Year-to-Date 2011
Net sales	$826,100	$256,142	$166,867	$77,694	$32,034	$—	$1,358,837
Operating income	$146,713	$38,242	$50,950	$20,355	$797	$(13,051)	$244,006
Amortization of intangibles	$3,996	$11,593	$5,208	$1,008	$857	$—	$22,662

NOTE 15 – SUBSEQUENT EVENTS

On January 9, 2012, the Company announced that it had acquired substantially all of the assets of CanAm Care, LLC (CanAm) for approximately $36,000 in cash. Located in Alpharetta, Georgia, CanAm is a distributor of diabetes care products. The acquisition expands the Company's diabetic product offering within the Consumer Healthcare segment.

The purchase price allocation is in the preliminary stages of the valuation process. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill. The Company expects the majority of the purchase price to be allocated between identifiable intangible assets and goodwill. The pro forma impact of the CanAm acquisition on the Company's fiscal 2012 results of operations is not expected to be material.

On January 24, 2012, the Company made the decision to restructure its workforce and cease all remaining manufacturing production in its Florida facility by the end of fiscal 2012. This facility is currently manufacturing the Company's oral electrolyte solution (OES) products that are part of the Nutritionals reporting segment. In connection with the restructuring, the Company intends to transition production to a more efficient, service-oriented supply chain. As a result of this restructuring, the Company expects to incur charges of approximately $8,000 to $10,000, comprised of fixed asset impairments, lease termination charges and employee termination benefits, in its Nutritionals segment in the second half of fiscal 2012.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER FISCAL YEARS 2012 AND 2011
(in thousands, except per share amounts)

OVERVIEW
Perrigo Company (the Company) traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 45 billion oral solid doses and more than two billion liquid doses, as well as dozens of other product forms, each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories primarily in the U.S., U.K., Mexico, Israel and Australia, as well as certain other markets throughout the world, including Canada, China and Latin America.

The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal 2012 second quarter and year-to-date results included an extra week of operations. This extra week is required approximately every six years in order to re-align the Company's fiscal reporting dates with the actual calendar months. This factor should be considered when comparing the Company's financial results for the three and six months ended December 31, 2011 to the prior year periods.
Segments – The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment.
The Consumer Healthcare segment is the world’s largest store brand manufacturer of over-the-counter (OTC) pharmaceutical products. This business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their annual healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes, including the U.S., U.K. and Mexico, and is developing a leadership position in Australia. The Company's market share of store brand private label OTC products has grown in recent years as new products, retailer marketing commitment and economic factors have directed consumers to the value of store brand product offerings.
The Nutritionals segment manufactures, markets and distributes infant formula products, infant and toddler foods, vitamin, mineral and dietary supplement (VMS) products, and oral electrolyte solution products to retailers and consumers in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets products that are comparable in quality and effectiveness to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients per the Infant Formula Act. Store brand infant formulas, which are value priced and offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration (FDA) nutritional requirements as the national brands.
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription (Rx) drugs in the U.S. The Company defines this portfolio as predominantly “extended topical” in nature as it encompasses a broad array of topical and other specialty dosage forms including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions, powders, and injectables. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have formulations that are more difficult and costly to develop and launch (e.g. extended topicals or products containing controlled substances). In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 200 ORx® products that are reimbursable through many health plans and Medicaid and Medicare programs. When prescribed by a doctor or other healthcare professional, ORx® products offer consumers safe and effective remedies that provide an affordable alternative to higher out-of-pocket costs of traditional OTC products. The Company’s ORx® strategy is to register OTC products for reimbursement through public and private health plans, as well as to leverage its portfolio and pipeline of OTC products for generic substitution when appropriate. The acquisition of Paddock Laboratories, Inc. (Paddock), which closed in the first quarter of fiscal 2012, expanded the Company's generic Rx product offering, pipeline and scale.
The API segment develops, manufactures and markets active pharmaceutical ingredients (API) used worldwide by the generic drug industry and branded pharmaceutical companies. The strategy of the API segment is to focus development efforts on the synthesis of less common molecules for its customers, as well as for the more complex products within the Consumer Healthcare development pipeline. This segment is undergoing a strategic platform transformation, moving certain production from Israel to the acquired API manufacturing facility in India to allow for lower cost production and to create space for other, more complex production in Israel.
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
Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first half of fiscal 2012 are not necessarily indicative of the results that may be expected for the second half of the year.
Current Year Results – Net sales for the second quarter of fiscal 2012 were $838,170, an increase of 17% over fiscal 2011. The increase was driven primarily by $68,600 of net sales attributable to the Paddock acquisition and new product sales of $54,600. Gross profit was $294,875, an increase of 18% over fiscal 2011. The gross profit percentage in the second quarter of fiscal 2012 was 35.2%, as compared to 34.8% last year. Operating expenses in the second quarter of fiscal 2012 were $134,207, an increase of 14% over fiscal 2011. As a percentage of net sales, operating expenses were 16.0%, down from 16.3% in the second quarter of fiscal 2011. Income from continuing operations was $99,739, an increase of 11% over fiscal 2011. Net income was $99,739, an increase of 11% over fiscal 2011.
Net sales for the first half of fiscal 2012 were $1,563,465, an increase of 15% over fiscal 2011. The increase was driven primarily by $107,500 of net sales attributable to the Paddock acquisition and included consolidated new product sales of $95,500. Gross profit was $522,454, an increase of 13% over fiscal 2011. The gross profit percentage in the first half of fiscal 2012 was 33.4%, as compared to 34.1% last year. Operating expenses were $260,234, an increase of 19% over fiscal 2011. As a percentage of net sales, operating expenses were 16.6%, up from 16.1% in fiscal 2011. Income from continuing operations was $170,197, an increase of 4% over fiscal 2011. Net income was $170,197, an increase of 3% over fiscal 2011. During the first half of fiscal 2012, the Company recorded certain one-time charges related to the Paddock acquisition, including a $27,179 charge to cost of sales as a result of the step-up in value of inventory acquired and sold during the first quarter, as well as $9,400 of acquisition-related and severance charges.
Performance Evaluation Criteria
The Company’s management evaluates business performance using a Return on Invested Capital (ROIC) metric. This includes evaluating the performance of business segments, manufacturing locations, product categories and capital projects. Business segments' performance is expected to meet or exceed the Company’s weighted average cost of capital (WACC) each year. Capital expenditures and large projects are required to demonstrate that they will contribute positively to ROIC in excess of the Company’s WACC. Likewise, potential acquisition targets are evaluated on whether they have the capacity to deliver a ROIC in excess of 2 to 2.5 percentage points over the Company’s WACC within three years. This ROIC metric is incorporated into management's Long-Term Incentive Plan in an effort to align shareholder and management interest.
Growth Strategy and Strategic Evaluation
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
Management plans to continue on its strategic path of growing the Company both organically as well as inorganically. The Company continually reinvests in its own R&D pipeline and at the same time also works with partners as necessary to strive to be first to market with new products. Recent years have seen strong organic growth as a series of very successful new products have been launched in Consumer Healthcare. Inorganic growth is expected to be achieved through continued expansion into adjacent products, product categories and channels, as well as new geographic markets. Such acquisition opportunities are evaluated on the basis of their ability to deliver long-term ROIC for the Company.
Events Impacting Future Results
On January 24, 2012, the Company made the decision to restructure its workforce and cease all remaining manufacturing production in its Florida facility by the end of fiscal 2012. This facility is currently manufacturing the Company's oral electrolyte solution (OES) products that are part of the Nutritionals reporting segment. In connection with the restructuring, the Company intends to transition production to a more efficient, service-oriented supply chain. As a result of this restructuring, the Company expects to incur charges of approximately $8,000 to $10,000, comprised of fixed asset impairments, lease termination charges and employee termination benefits, in its Nutritionals segment in the second half of fiscal 2012.
On January 9, 2012, the Company announced that it had acquired substantially all of the assets of CanAm Care, LLC (CanAm) for approximately $36,000 in cash. Located in Alpharetta, Georgia, CanAm is a distributor of diabetes care products. The acquisition will expand the Company's diabetic product offering within the Consumer Healthcare segment. While this acquisition is not expected to have a significant financial impact in fiscal 2012, this acquisition combined with the Company's current diabetes product category will further expand the Company's diabetes product offering to customers.
In January 2012, a competitor in the OTC market began to experience certain quality issues in one of its facilities, causing them to temporarily shut down the facility. While the Company expects an increase in demand for certain OTC products, it is still too early for the Company to predict the duration of this event and the extent this may impact its future results of operations.
On July 26, 2011, the Company completed the acquisition of substantially all of the assets of Paddock for $547,052 in cash. Headquartered in Minneapolis, Minnesota, Paddock was a manufacturer and marketer of generic Rx pharmaceutical products. The Company funded the transaction using $250,000 of term loan debt, $212,052 of cash on hand and $85,000 from its accounts receivable securitization program. As part of closing the acquisition, the Company divested a small portfolio of generic pharmaceutical products in response to the Federal Trade Commission (FTC) review. The acquisition expanded the Company’s generic Rx product offering, pipeline and scale and is expected to add over $220,000 in sales on an annual basis.
Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. With respect to the U.S. temozolomide market, on February 2, 2010, the Company announced that it will exclusively supply Teva Pharmaceutical Industries Ltd. (Teva) with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S., and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an Abbreviated New Drug Application (ANDA) that contained a Paragraph IV certification for Temodar®. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. On March 1, 2010, the FDA granted final approval to the Teva ANDA, but Teva did not launch the product at that time. Merck appealed the ruling and on November 9, 2010, the appeals court reversed the trial decision, preventing the launch of the Teva product. Teva filed a petition for the entire appeals court to rehear the case, and on February 29, 2011 the court denied the motion. In response, Teva filed a petition for certiorari with the United States Supreme Court that was denied, ending the litigation. By agreement between Teva and Merck, Teva will not be able to launch the product until August 2013.
Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of their products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which has continued through the first half of fiscal 2012, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s sales. To the extent that products from this key competitor remain absent from the market during fiscal 2012, the Company’s Consumer Healthcare sales and results of operations could continue to benefit. At this time, the branded competitor is in the process of returning to the market, however the Company cannot predict the pace at which the branded competitor will return to market, the extent of consumers' reacceptance of the branded products, or the extent of the branded competitor's marketing activities.

RESULTS OF OPERATIONS
Consumer Healthcare

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$471,277	$429,996	$882,958	$826,100
Gross profit	$145,835	$137,214	$272,409	$262,806
Gross profit %	30.9%	31.9%	30.9%	31.8%
Operating expenses	$68,598	$61,820	$130,689	$116,093
Operating expenses %	14.6%	14.4%	14.8%	14.1%
Operating income	$77,237	$75,394	$141,720	$146,713
Operating income %	16.4%	17.5%	16.1%	17.8%
Net Sales
Second quarter net sales for fiscal 2012 increased 10% or $41,281 compared to fiscal 2011. The increase was due primarily to new product sales of $26,200, primarily in the cough/cold and diabetes care categories, along with an increase in sales of existing products of $20,400, primarily in the cough/cold category. These combined increases were partially offset by a decline of $4,000 in sales of existing products within the analgesics product category that are a result of fiscal 2011's high sales rate of analgesic products due to a key competitor being absent from the market during that time. Net sales were also negatively impacted by $1,600 of unfavorable changes in foreign currency exchange rates.
Year-to-date net sales for fiscal 2012 increased 7% or $56,858 compared to fiscal 2011. The increase was due primarily to new product sales of $41,300, primarily in the cough/cold and diabetes care categories, along with an increase in sales of existing products of approximately $24,000 in the cough/cold and smoking cessation categories. These combined increases were partially offset by a decline of $10,000 in sales of existing products within the gastrointestinal product category driven by competitive pressures on a key product.
Gross Profit
Second quarter gross profit for fiscal 2012 increased 6% or $8,621 compared to fiscal 2011. The increase was due primarily to gross profit contribution on new product sales along with gross profit attributable to the net increase in sales of existing products. The gross profit percentage decreased 100 basis points in the second quarter of fiscal 2012 compared to fiscal 2011 due primarily to increased competition on a key product.
Year-to-date gross profit for fiscal 2012 increased 4% or $9,603 compared to fiscal 2011. The increase was due primarily to gross profit contribution on new product sales along with gross profit attributable to the net increase in sales of existing products. The gross profit percentage decreased 90 basis points in the first half of fiscal 2012 compared to fiscal 2011 due primarily to increased competition on a key product.
Operating Expenses
Second quarter operating expenses for fiscal 2012 increased 11% or $6,778 compared to fiscal 2011. The increase was related primarily to increases in selling expenses of $4,900 and administrative expenses of $1,300. Selling expenses increased due primarily to higher spending on sales and marketing promotions in anticipation of future product launches. The increase in administrative expenses was due primarily to the additional work week in the quarter, as discussed in the Overview section.
Year-to-date operating expenses for fiscal 2012 increased 13% or $14,596 compared to fiscal 2011. The increase was related primarily to increases in selling expenses of $6,900, administrative expenses of $3,700 and research and development expenses of $3,100. Selling expenses increased due primarily to higher spending on sales and marketing promotions in anticipation of future product launches, while administrative expenses increased due primarily to higher compensation-related expenses. The increase in research and development expenses was due primarily to higher Paragraph IV litigation expenses, along with increased spending on developmental materials.

Nutritionals

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$128,147	$133,458	$248,008	$256,142
Gross profit	$29,368	$45,522	$59,991	$83,912
Gross profit %	22.9%	34.1%	24.2%	32.8%
Operating expenses	$22,873	$25,359	$44,431	$45,670
Operating expenses %	17.8%	19.0%	17.9%	17.8%
Operating income	$6,495	$20,163	$15,560	$38,242
Operating income %	5.1%	15.1%	6.3%	14.9%
Net Sales
Second quarter net sales for fiscal 2012 decreased 4% or $5,311 compared to fiscal 2011. The decrease was due primarily to a decline in existing product sales of $26,200, primarily in the infant formula and VMS product categories. The decrease in sales of existing products for infant formula was due primarily to the absence of increased demand of approximately $12,000 in net sales that the Company experienced in the second quarter of fiscal 2011 as a result of a competitor's product recall. The decrease in the infant formula category was also driven by a decline in U.S. birth rates year-over-year, attributed primarily to the current economic conditions and higher unemployment rates, while the decrease in the VMS category was driven by increased competition. These decreases were partially offset by new product sales of $20,800, primarily in the infant formula category.
Year-to-date net sales for fiscal 2012 decreased 3% or $8,134 compared to fiscal 2011. The decrease was due primarily to a decline in existing product sales of $45,100, primarily in the infant formula and VMS product categories. The decrease in the infant formula category was due primarily to the absence of increased demand that the Company experienced in the second quarter of fiscal 2011 as a result of a competitor's product recall. The decrease in the infant formula category was also driven by a decline in U.S. birth rates year-over-year, attributed primarily to the current economic conditions and higher unemployment rates, while the decrease in the VMS category was driven by increased competition. These decreases were partially offset by new product sales of $36,700, primarily in the infant formula category.
Gross Profit
Second quarter gross profit for fiscal 2012 decreased 35% or $16,154 compared to fiscal 2011. In addition to the factors impacting net sales discussed above, the decrease was due primarily to under absorption of fixed production costs relative to lower volume output year-over-year, along with higher commodity costs, particularly on dairy inputs, and a change in product mix from higher profit formula products to lower profit food products. These decreases were partially offset by gross profit contribution on new product sales. The gross profit percentage decreased 1,120 basis points in the second quarter of fiscal 2012 compared to fiscal 2011 due primarily to the under absorption of fixed production costs, higher commodity costs and the change in product mix.
Year-to-date gross profit for fiscal 2012 decreased 29% or $23,921 compared to fiscal 2011. The decrease was due primarily to under absorption of fixed production costs relative to lower volume output year-over-year, along with higher commodity costs, particularly on dairy inputs, and a change in product mix from higher profit formula products to lower profit food products. The gross profit percentage decreased 860 basis points in the first half of fiscal 2012 compared to fiscal 2011 due primarily to the under absorption of fixed production costs, higher commodity costs and the change in product mix.
Operating Expenses
Second quarter operating expenses for fiscal 2012 decreased 10% or $2,486 compared to fiscal 2011. Year-to-date operating expenses for fiscal 2012 decreased 3% or $1,239 compared to fiscal 2011. Second quarter and year-to-date operating expenses decreased due primarily to lower selling costs.

Rx Pharmaceuticals

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$177,196	$97,534	$304,823	$166,867
Gross profit	$92,837	$44,256	$135,673	$72,028
Gross profit %	52.4%	45.4%	44.5%	43.2%
Operating expenses	$20,382	$11,061	$36,375	$21,078
Operating expenses %	11.5%	11.3%	11.9%	12.6%
Operating income	$72,455	$33,195	$99,298	$50,950
Operating income %	40.9%	34.0%	32.6%	30.5%
Net Sales
Second quarter net sales for fiscal 2012 increased 82% or $79,662 compared to fiscal 2011. This increase was due primarily to net sales of $68,600 from the Paddock acquisition, which included $600 in sales of new products launched by this business subsequent to the acquisition date. In addition, legacy new product sales added $5,000, along with market share gains and favorable pricing dynamics on select products as compared to the prior year.
Year-to-date net sales for fiscal 2012 increased 83% or $137,956 compared to fiscal 2011. This increase was due primarily to net sales of $107,500 from the Paddock acquisition, which included $600 in sales of new products launched by this business subsequent to the acquisition date. In addition, legacy new product sales added $10,500, along with market share gains and favorable pricing dynamics on select products as compared to the prior year.
Gross Profit
Second quarter gross profit for fiscal 2012 increased 110% or $48,581 compared to fiscal 2011. This increase was due primarily to gross profit contribution from the Paddock acquisition, gross profit from new product sales, and favorable pricing dynamics on select products as compared to the prior year. The gross profit percentage increased 700 basis points in the second quarter of fiscal 2012 compared to fiscal 2011 due primarily to the favorable pricing dynamics on select products.
Year-to-date gross profit for fiscal 2012 increased 88% or $63,645 compared to fiscal 2011. This increase was due primarily to gross profit contribution from the Paddock acquisition, gross profit from new product sales, and favorable pricing dynamics on select products as compared to the prior year.  These increases were partially offset by a one-time charge of $27,179 to cost of sales as a result of the step-up of inventory value related to the Paddock acquisition in the first quarter of fiscal 2012.
Operating Expenses
Second quarter operating expenses for fiscal 2012 increased 84% or $9,321 compared to fiscal 2011. The increase was due primarily to the inclusion of administrative, selling and research and development costs attributable to the Paddock acquisition, partially offset by approximately $3,300 related to patent litigation settlements.
Year-to-date operating expenses for fiscal 2012 increased 73% or $15,297 compared to fiscal 2011. The increase was due primarily to the inclusion of administrative, selling and research and development costs attributable to the Paddock acquisition, of which approximately $3,800 related to severance costs. This increase was slightly offset by proceeds of $3,500 related to the sale of pipeline development projects, which the Company sold in the first quarter of fiscal 2012 in response to the FTC's review of the Paddock acquisition, along with approximately $3,300 in patent litigation settlements.

API

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$42,752	$40,333	$90,396	$77,694
Gross profit	$20,416	$17,553	$42,269	$34,334
Gross profit %	47.8%	43.5%	46.8%	44.2%
Operating expenses	$8,314	$7,521	$15,589	$13,979
Operating expenses %	19.4%	18.6%	17.2%	18.0%
Operating income	$12,102	$10,032	$26,680	$20,355
Operating income %	28.3%	24.9%	29.5%	26.2%

Net Sales
Second quarter net sales for fiscal 2012 increased 6% or $2,419 compared to fiscal 2011. This increase was due primarily to an increase in sales of existing products of approximately $1,400 and new product sales of approximately $1,300. The increase in sales of existing products was due to increased demand in the U.S. for a key product and additional sales due to the extra week in the quarter, as discussed in the Overview section, partially offset by a decline in sales of existing products driven by pricing pressures on another key product in the segment. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the variable ordering patterns of customers on a quarter-over-quarter basis.
Year-to-date net sales for fiscal 2012 increased 16% or $12,702 compared to fiscal 2011. This increase was due primarily to an increase in sales of existing products of approximately $6,500 and new product sales of $4,400. The increase in net sales was also due to an increase of $1,800 related to favorable changes in foreign currency exchange rates.
Gross Profit
Second quarter gross profit for fiscal 2012 increased 16% or $2,863 compared to fiscal 2011 due primarily to the gross profit attributable to new product sales and the increase in sales of existing products primarily as a result of the extra week in the quarter. The gross profit percentage increased 430 basis points in the second quarter of fiscal 2012 compared to fiscal 2011 due primarily to a favorable change in product mix.
Year-to-date gross profit for fiscal 2012 increased 23% or $7,935 compared to fiscal 2011. This increase was due primarily to the gross profit attributable to new product sales, the increase in sales of existing products and an increase of $800 related to favorable changes in foreign currency exchange rates. The gross profit percentage increased 260 basis points in the first half of fiscal 2012 compared to fiscal 2011 due primarily to a favorable change in product mix.
Operating Expenses
Second quarter operating expenses for fiscal 2012 increased 11% or $793 compared to fiscal 2011. Year-to-date operating expenses for fiscal 2012 increased 12% or $1,610 compared to fiscal 2011. Second quarter and year-to-date operating expenses increased in fiscal 2012 due primarily to higher administrative costs driven by higher employee-related expenses.

Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$18,798	$16,194	$37,280	$32,034
Gross profit	$6,419	$4,955	$12,112	$10,374
Gross profit %	34.1%	30.6%	32.5%	32.4%
Operating expenses	$5,315	$4,963	$10,562	$9,577
Operating expenses %	28.3%	30.6%	28.3%	29.9%
Operating income (loss)	$1,104	$(8)	$1,550	$797
Operating income (loss) %	5.9%	(0.0)%	4.2%	2.5%

Net Sales
Second quarter net sales for fiscal 2012 increased 16% or $2,604 compared to fiscal 2011. This increase was due primarily to sales of existing products of $1,600, along with a $1,300 increase in new product sales.
Year-to-date net sales for fiscal 2012 increased 16% or $5,246 compared to fiscal 2011. This increase was driven primarily by new product sales of $2,600, along with a $1,600 increase in sales of existing products. This increase was also due to an increase of $1,000 due to favorable changes in foreign currency exchange rates.
Gross Profit
Second quarter gross profit for fiscal 2012 increased 30% or $1,464 compared to fiscal 2011. Year-to-date gross profit for fiscal 2012 increased 17% or $1,738 compared to fiscal 2011. Second quarter and year-to-date gross profit increased due primarily to higher gross profit attributable to new products.
Operating Expenses
Second quarter operating expenses for fiscal 2012 increased 7% or $352 compared to fiscal 2011. Year-to-date operating expenses for fiscal 2012 increased 10% or $985 compared to fiscal 2011. Second quarter and year-to-date operating expenses increased in fiscal 2012 due primarily to higher administrative costs driven by higher employee-related expenses.

Unallocated Expenses

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Operating expenses	$8,725	$6,537	$22,588	$13,051
Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the second quarter of fiscal 2012 increased 33% or $2,188 compared to fiscal 2011 due primarily to higher compensation-related expenses. Year-to-date unallocated expenses increased 73% or $9,537 compared to fiscal 2011 due primarily to acquisition expenses of $5,600 related to Paddock, as well as higher compensation-related expenses.
Interest and Other (Consolidated)
Interest expense for the second quarter was $16,493 for fiscal 2012 and $11,006 for fiscal 2011. Year-to-date interest expense was $30,189 for fiscal 2012 and $22,579 for fiscal 2011. The increase in interest expense was due to the increased borrowings related to the Paddock acquisition. Interest income for the second quarter was $852 for fiscal 2012 and $290 for fiscal 2011. Year-to-date interest income was $1,978 for fiscal 2012 and $1,776 for fiscal 2011.

Income Taxes (Consolidated)

The effective tax rate on income from continuing operations was 30.9% and 26.5% for the second quarter of fiscal 2012 and 2011, respectively. The effective tax rate on income from continuing operations was 27.0% and 27.2% for the first six months of fiscal 2012 and 2011, respectively. The effective tax rate for the first six months of fiscal 2012 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $8,598 related to various audit resolutions and statute expirations. In addition, the higher level of income derived from international operations in the first six months of fiscal 2012 as compared to fiscal 2011 had an effect on the Company's overall effective tax rate. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate compared to what the Company had historically experienced. Foreign source income from continuing operations before tax for the second quarter of fiscal 2012 was 34% of total income from continuing operations before tax, up from 31% in the same period of fiscal 2011. Foreign source income from continuing operations before tax for the first six months of fiscal 2012 was 44% of total income from continuing operations before tax, up from 30% in the same period for fiscal 2011.
In December 2011, Israel canceled the previously passed changes that would have reduced its corporate tax rates to 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015. As a result, the statutory rate in Israel is now 25%.
The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.
The total amount of unrecognized tax benefits was $127,642 and $121,672 as of December 31, 2011 and June 25, 2011, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $24,286 and $23,339 as of December 31, 2011 and June 25, 2011, respectively.

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents increased $396,631 to $531,410 at December 31, 2011 from $134,779 at December 25, 2010. Working capital, including cash, increased $484,398 to $1,067,451 at December 31, 2011 from $583,053 at December 25, 2010. The increase in working capital was due primarily to an increase in cash and cash equivalents as a result of the increase in borrowings during the second quarter of fiscal 2012, along with additional working capital from the Paddock acquisition and relatively higher inventory from this time last year due to seasonal factors and relative supply constraints experienced last year.
Cash and cash equivalents increased $221,306 to $531,410 at December 31, 2011 from $310,104 at June 25, 2011. Working capital, including cash, increased $294,668 to $1,067,451 at December 31, 2011 from $772,783 at June 25, 2011. The increase in working capital was due primarily to an increase in cash and cash equivalents as a result of the increase in borrowings during the second quarter of fiscal 2012, as well as to additional working capital from the Paddock acquisition.
In addition to the cash and cash equivalents balance of $531,410 at December 31, 2011, the Company had approximately $399,000 available under its revolving loan commitment and approximately $8,000 available under its Indian credit facilities, as well as $185,000 available under its accounts receivable securitization program described below. Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Year-to-date net cash provided from operating activities increased by $97,383 to $220,122 for fiscal 2012 compared to $122,739 for fiscal 2011. The increase in cash from operations was due primarily to changes in deferred taxes related to taxes paid in foreign jurisdictions, as well as from timing of accounts receivable payments.
Year-to-date net cash used for investing activities increased by $560,964 to $592,961 for fiscal 2012 compared to $31,997 for fiscal 2011 due to the funding used for the Paddock acquisition.
Capital expenditures for facilities and equipment were for normal replacement, productivity enhancements, supporting growth and quality improvements. Capital expenditures are anticipated to be between $110,000 to $125,000 for fiscal 2012 due primarily to manufacturing productivity/growth projects, quality investment projects, investments at newly acquired entities, technology infrastructures, system upgrades and the API expansion into India.
Year-to-date net cash provided from financing activities increased by $653,958 to $591,618 for fiscal 2012 compared to net cash used for financing activities of $62,340 for fiscal 2011. The increase in cash provided from financing activities was due primarily to net borrowings of long-term debt associated with the Credit Agreement entered into as of October 26, 2011 (2011 Credit Agreement) discussed below.
During the second quarter of fiscal 2012, the Company repurchased 1 share of its common stock for $55 in private party transactions.

During the second quarter of fiscal 2011, the Company repurchased 1 share of its common stock for $45 in private party transactions. Year-to-date in fiscal 2012, the Company repurchased 88 shares of its common stock for $7,954 in private party transactions. Year-to-date in fiscal 2011, the Company repurchased 141 shares of its common stock for $8,214 in private party transactions.
The Company paid quarterly dividends totaling $14,021 and $12,268, or $0.15 and $0.1325 per share, for the first half of fiscal 2012 and 2011, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
Credit Facilities

In the second quarter of fiscal 2012, the Company and certain of its subsidiaries entered into the 2011 Credit Agreement dated as of October 26, 2011, with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks. Under the terms of the 2011 Credit Agreement, the initial revolving loan commitment is $400,000 and the initial term loan commitment is $400,000, each subject to increase or decrease as specified in the 2011 Credit Agreement. The funding of the initial term loan commitment of the 2011 Credit Agreement occurred on November 3, 2011. No funding of the initial revolving loan commitment occurred during the second quarter of fiscal 2012. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. The obligations under the 2011 Credit Agreement are guaranteed by certain subsidiaries of the Company and, in some instances, the obligation may be secured by a pledge of 65% of the equity interests of certain foreign subsidiaries. The maturity date of the term loan and the final maturity date of any revolving loan is November 3, 2016; however, the term loan is subject to mandatory partial repayments of $40,000 on each of the first four annual anniversary dates of the funding. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type.

In connection with the execution of the 2011 Credit Agreement, the Company's prior Credit Agreement dated as of October 8, 2010, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the 2010 Credit Agreement) and the Company's Term Loan Agreement dated as of January 20, 2011, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the 2011 Term Loan Agreement), were replaced by the 2011 Credit Agreement effective as of its November 3 funding date, and all amounts outstanding thereunder were repaid from the proceeds of the 2011 Credit Agreement. The Company intends to use the remainder of the proceeds from the 2011 Credit Agreement term loan and any revolving loans for general corporate purposes

On October 26, 2011, in connection with the execution of the 2011 Credit Agreement, the Company and certain of its subsidiaries entered into a Second Amendment (the Second Amendment) to the Term Loan Agreement, dated as of April 22, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (the Term Loan Agreement). The Second Amendment conformed certain covenants in the Term Loan Agreement to the covenants contained in the 2011 Credit Agreement and made certain other conforming changes.

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

In the second quarter of fiscal 2012, the Company issued the Series 2011-A and Series 2011-C Notes on September 30, 2011, and interest on those Notes is payable semiannually on March 30 and September 30 in each year, commencing on March 30, 2012. The Series 2011-B Notes were issued on December 15, 2011, and interest on those Notes is payable semiannually on June 15 and

December 15 in each year, commencing on June 15, 2012.

On July 26, 2011 the Company completed the acquisition of substantially all of the assets of Paddock for $547,052 in cash. The Company funded the transaction using the $250,000 proceeds from the 2011 Term Loan Agreement discussed above, $212,052 of cash on hand and $85,000 from its accounts receivable securitization program. Concurrent with the signing of the Paddock acquisition agreement, the Company entered into the 2011 Term Loan Agreement. Under the terms of the the 2011 Term Loan Agreement, the term loan commitment was $250,000, which was fully funded on July 26, 2011 in conjunction with the closing of the Paddock acquisition. In connection with the execution of the 2011 Credit Agreement, the 2011 Term Loan Agreement was replaced by and deemed repaid from the proceeds of the 2011 Credit Agreement effective as of the November 3 funding date of the 2011 Credit Agreement.

On July 6, 2011, the Company’s India subsidiary executed a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for capital expenditures in one or more draws in an aggregate amount not to exceed approximately $6,000. The facility is payable in two annual installments, with the first installment due July 6, 2015 and the final installment due July 6, 2016. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% as of December 31, 2011. The Company’s India subsidiary had $2,546 outstanding on this line as of the end of December 31, 2011.

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $4,500. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.0% and 10.5% as of December 31, 2011 and June 25, 2011, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had no borrowings outstanding on this line of credit as of the end of December 31, 2011.

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

The Securitization Program is a three-year program, and under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE then transfers an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At December 31, 2011, $185,000 was available under this calculation. The interest rate on any borrowings is based on a thirty-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $185,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program may be classified as long-term debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. As discussed above, concurrent with the closing of the Paddock acquisition on July 26, 2011, the Company borrowed $85,000 under its Securitization Program to partially fund the acquisition. The Company had no borrowings outstanding under the Securitization Program as of December 31, 2011, June 25, 2011 or December 25, 2010.
Investment Securities
The Company currently maintains a portfolio of auction rate securities (ARS) with a total par value of $18,000 and an estimated fair value of $6,570 at December 31, 2011. As a result of the tightening of the credit markets beginning in calendar 2008, there has been no liquid market for these securities for an extended period of time. While there are some recent indications that a market is starting to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict if or when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets.
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second quarter of fiscal 2012, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized loss of $933, net of tax, in other comprehensive income. At December 31, 2011, these securities were recorded at a fair value of $6,570. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
Other than the new 2011 Credit Agreement, which replaced the 2010 Credit Agreement and the 2011 Term Loan Agreement as discussed above, there were no material changes in contractual obligations during the second quarter of fiscal 2012.
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

Changes in these estimates and assumptions may result in additional customer-related accruals and allowances. The following table summarizes the activity included in the balance sheet for customer-related accruals and allowances:

	Year-to-Date 2012	Year-to-Date 2011
Customer-Related Accruals and Allowances
Balance, beginning of period	$98,765	$63,735
Balances acquired in Paddock acquisition	43,673	—
Provision recorded	315,272	224,970
Credits processed	(267,435)	(192,937)
Balance, end of the period	$190,275	$95,768
Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $8,993 at December 31, 2011, $7,837 at June 25, 2011 and $8,896 at December 25, 2010.
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
Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company performs its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units in the fourth quarter of the fiscal year. The Company’s Rx and API businesses are heavily dependent on new products currently under development. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K., Mexico and Australia operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $766,940 at December 31, 2011, $638,045 at June 25, 2011 and $632,890 at December 25, 2010.
Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements, in-process research and development (IPR&D) and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. An accelerated method of amortization is used for customer relationships and certain distribution agreements. Certain trade names and trademarks, as well as IPR&D assets, are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. IPR&D assets are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $794,186 at December 31, 2011, $574,430 at June 25, 2011 and $585,457 at December 25, 2010.
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
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second quarter of fiscal 2012, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized loss of $933, net of tax, in other comprehensive income. At December 31, 2011, these securities were recorded at a fair value of $6,570. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities.
Foreign Exchange Risk - The Company has operations in the U.K., Israel, Mexico and Australia. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations incur costs in their local currency. In addition, the Company’s U.S. operations continue to expand the Company's export business, primarily in Canada, China and Europe, which is subject to fluctuations in the respective currency exchange rates relative to the U.S. dollar. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates, while other segments experience a positive impact related to foreign currency exchange.
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

As of December 31, 2011, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.
In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial

Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 31, 2011 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
During the first quarter of fiscal 2012, the Company acquired Paddock Laboratories, Inc. (Paddock) (see Note 2 - Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Paddock from its interim evaluation of internal control over financial reporting as of December 31, 2011. The Company will incorporate Paddock into its annual report on internal control over financial reporting for its fiscal year-end 2013. As of December 31, 2011, Paddock's total assets represented approximately 14% of the Company's consolidated total assets. Paddock's net sales represented approximately 7% of the Company's consolidated net sales for the first half of fiscal 2012.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Referred to in Note 13 of the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 25, 2011 includes a detailed discussion of the Company’s risk factors. As a result of the Paddock acquisition, the Company has added the following two risk factors. Other than the items noted below, there have been no material changes during the first half of fiscal 2012 to the risk factors that were included in the Form 10-K.

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
The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2012	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
September 25 to October 29	0.3	$97.11	—	$—
October 30 to November 26	0.3	$88.84	—	$—
November 27 to December 31	—	$—	—	$—
Total	0.6		—

(1)	Private party transactions accounted for the purchase of 0.3 shares in the period from September 25 to October 29 and 0.3 shares in the period from October 30 to November 26.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Second Amendment, dated as of October 26, 2011, to Term Loan Agreement, dated as of April 22, 2008, among Perrigo Company, JPMorgan Chase Bank, N.A., as Administrative Agent; RBS Citizens, N.A., as Syndication Agent; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 27, 2011.

10.2
Credit Agreement, dated as of October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other participant banks; and the lender parties therein listed, incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 27, 2011.

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

PERRIGO COMPANY
(Registrant)

Date:	February 7, 2012	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	February 7, 2012	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amendment, dated as of October 26, 2011, to Term Loan Agreement, dated as of April 22, 2008, among Perrigo Company, JPMorgan Chase Bank, N.A., as Administrative Agent; RBS Citizens, N.A., as Syndication Agent; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 27, 2011.

10.2
Credit Agreement, dated as of October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other participant banks; and the lender parties therein listed, incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 27, 2011.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.