Form 10-Q
period 2012-03-31
PERRIGO CO
filed 2012-05-08
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO
As of May 4, 2012, the registrant had 93,419,368 outstanding shares of common stock.

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

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$778,017	$691,563	$2,341,482	$2,050,400
Cost of sales	498,744	452,429	1,539,755	1,347,808
Gross profit	279,273	239,134	801,727	702,592
Operating expenses
Distribution	10,181	8,525	29,540	25,722
Research and development	27,950	23,511	78,736	65,842
Selling and administration	87,991	84,185	278,080	244,109
Restructuring	7,081	—	7,081	—
Total operating expenses	133,203	116,221	393,437	335,673
Operating income	146,070	122,913	408,290	366,919
Interest, net	16,651	10,915	44,862	31,718
Other income, net	(5,202)	(753)	(4,221)	(1,945)
Income from continuing operations before income taxes	134,621	112,751	367,649	337,146
Income tax expense	18,894	21,220	81,725	82,158
Income from continuing operations	115,727	91,531	285,924	254,988
Loss from discontinued operations, net of tax	—	(2,446)	—	(1,361)
Net income	$115,727	$89,085	$285,924	$253,627
Earnings (loss) per share(1)
Basic
Continuing operations	$1.24	$0.99	$3.07	$2.77
Discontinued operations	—	(0.03)	—	(0.01)
Basic earnings per share	$1.24	$0.96	$3.07	$2.75
Diluted
Continuing operations	$1.23	$0.98	$3.04	$2.73
Discontinued operations	—	(0.03)	—	(0.01)
Diluted earnings per share	$1.23	$0.95	$3.04	$2.72
Weighted average shares outstanding
Basic	93,330	92,459	93,152	92,175
Diluted	94,124	93,549	94,028	93,371
Dividends declared per share	$0.0800	$0.0700	$0.2300	$0.2025

(1)	The sum of individual per share amounts may not equal due to rounding.
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2012	June 25, 2011	March 26, 2011
Assets
Current assets
Cash and cash equivalents	$554,280	$310,104	$223,237
Accounts receivable, net	560,740	477,851	464,190
Inventories	589,947	505,576	494,278
Current deferred income taxes	51,269	30,474	22,930
Income taxes refundable	766	370	2,103
Prepaid expenses and other current assets	33,886	50,350	50,112
Current assets of discontinued operations	—	2,568	2,797
Total current assets	1,790,888	1,377,293	1,259,647
Property and equipment	1,096,749	1,005,798	950,478
Less accumulated depreciation	(532,335)	(498,490)	(484,575)
	564,414	507,308	465,903
Goodwill and other indefinite-lived intangible assets	830,689	644,902	640,107
Other intangible assets, net	752,600	567,573	576,436
Non-current deferred income taxes	12,390	10,531	13,786
Other non-current assets	89,073	81,614	81,612
	$4,040,054	$3,189,221	$3,037,491
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$307,017	$343,278	$286,795
Short-term debt	—	2,770	1,180
Payroll and related taxes	74,450	81,455	71,521
Accrued customer programs	103,868	91,374	91,704
Accrued liabilities	83,886	57,514	79,485
Accrued income taxes	20,530	10,551	17,351
Current portion of long-term debt	40,000	15,000	15,000
Current liabilities of discontinued operations	—	4,093	3,570
Total current liabilities	629,751	606,035	566,606
Non-current liabilities
Long-term debt, less current portion	1,454,620	875,000	875,442
Non-current deferred income taxes	19,543	10,601	11,900
Other non-current liabilities	163,466	166,598	158,444
Total non-current liabilities	1,637,629	1,052,199	1,045,786
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	496,320	467,661	458,811
Accumulated other comprehensive income	75,800	127,050	109,080
Retained earnings	1,198,740	934,333	855,287
	1,770,860	1,529,044	1,423,178
Noncontrolling interest	1,814	1,943	1,921
Total shareholders’ equity	1,772,674	1,530,987	1,425,099
	$4,040,054	$3,189,221	$3,037,491
Supplemental Disclosures of Balance Sheet Information Related to Continuing Operations

Allowance for doubtful accounts	$2,483	$7,837	$7,618
Working capital	$1,161,137	$772,783	$693,814
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	93,405	92,778	92,682
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Year-to-Date
	2012	2011
Cash Flows (For) From Operating Activities
Net income	$285,924	$253,627
Adjustments to derive cash flows
Gain on sale of pipeline development projects	(3,500)	—
Restructuring	7,081	—
Depreciation and amortization	101,712	76,257
Share-based compensation	13,924	11,526
Loss on sale of business	—	2,151
Income tax benefit from exercise of stock options	(447)	1,621
Excess tax benefit of stock transactions	(12,202)	(16,256)
Deferred income taxes (credit)	12,021	(60,845)
Subtotal	404,513	268,081
Changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	(28,723)	(104,197)
Inventories	(27,523)	(31,304)
Accounts payable	(43,867)	15,521
Payroll and related taxes	(9,707)	(9,072)
Accrued customer programs	(13,755)	31,770
Accrued liabilities	17,584	(10,739)
Accrued income taxes	19,077	59,546
Other	(5,979)	9,428
Subtotal	(92,893)	(39,047)
Net cash from operating activities	311,620	229,034
Cash Flows (For) From Investing Activities
Proceeds from sales of securities	—	560
Return of proceeds from sale of business	—	(3,558)
Acquisitions of businesses, net of cash acquired	(582,329)	2,624
Proceeds from sale of intangible assets and pipeline development projects	10,500	—
Acquisitions of assets	(750)	(10,000)
Additions to property and equipment	(85,715)	(46,542)
Net cash for investing activities	(658,294)	(56,916)
Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(2,770)	(7,820)
Borrowings of long-term debt	1,089,620	150,442
Repayments of long-term debt	(485,000)	(195,000)
Deferred financing fees	(5,108)	(5,158)
Excess tax benefit of stock transactions	12,202	16,256
Issuance of common stock	10,040	12,476
Repurchase of common stock	(7,954)	(8,285)
Cash dividends	(21,516)	(18,779)
Net cash from (for) financing activities	589,514	(55,868)
Effect of exchange rate changes on cash	1,336	(2,778)
Net increase in cash and cash equivalents	244,176	113,472
Cash and cash equivalents, beginning of period	310,104	109,765
Cash and cash equivalents, end of period	$554,280	$223,237

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$29,234	$27,759
Interest received	$2,222	$2,594
Income taxes paid	$53,216	$83,494
Income taxes refunded	$830	$1,303
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 25, 2011.

The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal 2012 year-to-date results included an extra week of operations. This extra week, which occurred in the Company's second quarter of fiscal 2012, is required approximately every six years in order to re-align the Company's fiscal reporting dates with the actual calendar months. This factor should be considered when comparing the Company's financial results for the nine months ended March 31, 2012 to the prior year period.

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
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU improve the prominence of other comprehensive income items and align the presentation of other comprehensive income with International Financial Reporting Standards (IFRS). These changes allow an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single statement of comprehensive income or in two separate and consecutive statements. Both methods must still report each component of net income with total income, each component of other comprehensive income with a total amount of other comprehensive income, and a total amount of comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments should be applied retrospectively. This guidance will be effective for the Company in the first quarter of fiscal 2013.
In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). This topic changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. These provisions are effective for reporting periods beginning on or after December 15, 2011, applied prospectively. This guidance was effective for the Company in the third quarter of fiscal 2012. The adopted disclosures have been provided in Note 5.
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments were effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance was effective for the Company in the first quarter of fiscal 2012. See Note 2 for the Company's supplementary pro forma disclosures related to its fiscal 2012 acquisitions.

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

NOTE 2 – ACQUISITIONS

CanAm Care, LLC - On January 6, 2012, the Company acquired substantially all of the assets of CanAm Care, LLC (CanAm) for $39,014. The purchase price included an up-front cash payment of $36,114 and contingent consideration totaling $2,900 based primarily on the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third party related to a certain diabetes care product. See Note 5 regarding the valuation of the $2,900 contingent consideration. Located in Alpharetta, Georgia, CanAm was a distributor of diabetes care products. The acquisition expands the Company's diabetic product offering within the Consumer Healthcare segment.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for CanAm are included in the Consumer Healthcare segment of the Company's consolidated results of operations from the acquisition date to March 31, 2012. Since the acquisition date, CanAm contributed approximately $7,800 in revenue and an operating loss of approximately $200.

The preliminary allocation of the $39,014 purchase price through March 31, 2012 was:

Accounts receivable	$3,568
Inventory	6,391
Property and equipment	91
Other assets	126
Deferred income tax assets	625
Goodwill	15,040
Intangible assets	15,830
Total assets acquired	41,671

Accounts payable	2,237
Other current liabilities	420
Total liabilities assumed	2,657
Net assets acquired	$39,014

The excess of the purchase price over the fair value of net assets acquired, amounting to $15,040, was preliminarily recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$12,000
Developed product technology	1,600
Non-compete agreements	1,540
Trade name and trademarks	690
Total intangible assets acquired	$15,830

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the excess earnings method and the lost income method. Customer relationships are based on a 15-year useful life and amortized on a proportionate basis consistent with the economic benefits derived therefrom. Developed product technology and non-compete agreements are based on a 20- and 5-year useful life, respectively, and are amortized on a straight-line basis. Trade name and trademarks were considered to have an indefinite life.

Paddock Laboratories, Inc. – On July 26, 2011, the Company completed the acquisition of substantially all of the assets of Paddock Laboratories, Inc. (Paddock). After taking into account final working capital adjustments, the ultimate cash paid for Paddock was $546,215. Headquartered in Minneapolis, Minnesota, Paddock was a manufacturer and marketer of generic Rx pharmaceutical products. The acquisition expanded the Company’s generic Rx product offering, pipeline and scale.

On the acquisition date, the Company funded the transaction using $250,000 of term loan debt, $212,052 of cash on hand and $85,000 from its accounts receivable securitization program. In fiscal 2011, the Company incurred $2,560 of acquisition costs, of which $1,315, $695 and $550 were expensed in operations in the second, third and fourth quarters of fiscal 2011, respectively. The Company incurred an additional $5,600 of acquisition costs, along with severance costs of $3,800, of which approximately $600 of severance costs was expensed in operations in the second quarter of fiscal 2012.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Paddock are included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations for the period from the acquisition date to March 31, 2012. Since the acquisition date, Paddock contributed approximately $169,400 in revenue and operating income of $34,400, which included a non-recurring charge of $27,179 to cost of sales related to the step-up in value of inventory acquired and sold during the first quarter of fiscal 2012 and severance costs of $3,800.

During the measurement period, which ended March 31, 2012, the Company finalized the post-closing working capital adjustment, the valuation of accrued customer programs and deferred income taxes, which resulted in recording net adjustments of $837. The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Paddock acquisition:

	Initial Valuation	Measurement Period Adjustments	Final Valuation
Accounts receivable	$55,467	$—	$55,467
Inventory	57,540	—	57,540
Property and equipment	33,200	—	33,200
Other assets	1,743	—	1,743
Deferred income tax assets	20,863	(344)	20,519
Goodwill	150,035	(1,170)	148,865
Intangible assets	272,000	—	272,000
Total assets acquired	590,848	(1,514)	589,334

Accounts payable	10,685	—	10,685
Other current liabilities	2,386	—	2,386
Accrued customer programs	26,926	(677)	26,249
Accrued expenses	3,799	—	3,799
Total liabilities assumed	43,796	(677)	43,119
Net assets acquired	$547,052	$(837)	$546,215

The excess of the purchase price over the fair value of net assets acquired, amounting to $148,865, was recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s Rx Pharmaceuticals segment. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Developed product technology	$237,000
In-process research and development (IPR&D)	35,000
Total intangible assets acquired	$272,000

Management assigned fair values to the identifiable intangible assets through the excess earnings method. The developed product technology assets are based on a 10-year useful life and amortized on a straight-line basis. IPR&D assets initially recognized at fair value will be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. An IPR&D asset is tested for impairment during the period it is considered an indefinite-lived asset.

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

The following unaudited pro forma financial information presents results as if the acquisitions of CanAm and Paddock had occurred at the beginning of fiscal 2011:

(Unaudited)	Year-to-Date
	2012	2011
Net sales	$2,376,546	$2,247,105
Income from continuing operations	$309,348	$241,150
Basic earnings from continuing operations per share	$3.32	$2.62
Diluted earnings from continuing operations per share	$3.29	$2.58

For purposes of the pro forma disclosures above, the primary adjustments for fiscal 2011 include: i) a non-recurring charge to cost of goods sold related to the fair value adjustment to acquisition-date inventory of $27,179; ii) amortization of acquired intangibles of $17,800; iii) additional interest expense of $6,800 from the $335,000 in debt associated with the Paddock acquisition; and iv) acquisition-related and severance charges of $9,400. The primary adjustments for fiscal 2012 include: i) the elimination of the non-recurring charge to cost of goods sold related to the fair value adjustment to acquisition-date inventory of $27,179 and ii) the elimination of the acquisition-related and severance charges of $9,400.

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

On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group. On February 26, 2010, the sale to Emilia Group was completed for approximately $47,000, of which approximately $11,000, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar, was contingent upon satisfaction of contingency factors specified in the agreement. These factors were satisfied subsequent to the third quarter of fiscal 2012. As a result, the Company expects to receive the additional consideration of approximately $11,000, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar, in the fourth quarter of fiscal 2012. During the third quarter of fiscal 2011, as part of an arbitration ruling, the Company made a $3,558 payment to Emilia Group settling the final post-closing working capital adjustment, of which $2,151 was charged to earnings and included in discontinued operations in the third quarter of fiscal 2011. After the finalization of this post-closing working capital adjustment, the pre-tax loss on the sale of the Israel Consumer Products business was $1,407 as of the third quarter of fiscal 2011. Under the terms of the sale agreement, the Company provided distribution and support services for the importation of private label cosmetics from this business into the U.S. market for 12 months after the close of the transaction. These services were fully transferred to Emilia Group during the third quarter of fiscal 2011.

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

There were no operating results related to discontinued operations in the first nine months of fiscal 2012. Results of discontinued operations for the third quarter and first nine months of fiscal 2011 were as follows:

	2011
	Third Quarter	Year-to-Date
Net sales	$6,761	$17,499
Loss on sale	$(2,151)	$(2,151)
(Loss) Income before income taxes	$(1,738)	$91
Income tax expense	(708)	(1,452)
Loss from discontinued operations, net of tax	$(2,446)	$(1,361)

There were no assets or liabilities related to discontinued operations as of March 31, 2012. The assets and liabilities classified as discontinued operations as of June 25, 2011 and March 26, 2011 were as follows:

	June 25, 2011	March 26, 2011
Accounts receivable, net	$2,568	$2,797
Current assets of discontinued operations	$2,568	$2,797

Accounts payable	$2,654	$3,570
Accrued payroll and other accrued liabilities	1,439	—
Current liabilities of discontinued operations	$4,093	$3,570

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share (EPS) calculation follows:

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$115,727	$91,531	$285,924	$254,988
Loss from discontinued operations, net of tax	—	(2,446)	—	(1,361)
Net income used for both basic and diluted EPS	$115,727	$89,085	$285,924	$253,627
Denominator:
Weighted average shares outstanding for basic EPS	93,330	92,459	93,152	92,175
Dilutive effect of share-based awards	794	1,090	876	1,196
Weighted average shares outstanding for diluted EPS	94,124	93,549	94,028	93,371

Share-based awards outstanding that were anti-dilutive were 190 for the third quarter of fiscal 2012. There were no share-based awards outstanding that were anti-dilutive for the third quarter of fiscal 2011. Year-to-date share-based awards outstanding that were anti-dilutive were 157 and 138 for fiscal 2012 and 2011, respectively. These share-based awards were excluded from the diluted EPS calculation.

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

The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of March 31, 2012, June 25, 2011 and March 26, 2011:

	Fair Value Measurements as of March 31, 2012 Using:
	Total as of March 31, 2012	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$451,521	$451,521	$—	$—
Investment securities	6,570	—	—	6,570
Funds associated with Israeli post-employment benefits	15,264	—	15,264	—
Total	$473,355	$451,521	$15,264	$6,570
Liabilities:
Contingent consideration	$2,900	$—	$—	$2,900
Foreign currency forward contracts, net	698	—	698	—
Interest rate swap agreements	13,248	—	13,248	—
Total	$16,846	$—	$13,946	$2,900

	Fair Value Measurements as of June 25, 2011 Using:
	Total as of June 25, 2011	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$267,221	$267,221	$—	$—
Investment securities	7,503	—	—	7,503
Funds associated with Israeli post-employment benefits	17,170	—	17,170	—
Foreign currency forward contracts, net	3,353	—	3,353	—
Total	$295,247	$267,221	$20,523	$7,503
Liabilities:
Interest rate swap agreements	$7,283	$—	$7,283	$—
Total	$7,283	$—	$7,283	$—

	Fair Value Measurements as of March 26, 2011 Using:
	Total as of March 26, 2011	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$151,941	$151,941	$—	$—
Investment securities	5,435	—	—	5,435
Funds associated with Israeli post-employment benefits	16,896	—	16,896	—
Foreign currency forward contracts, net	3,235	—	3,235	—
Interest rate swap agreements	2,092		2,092	—
Total	$179,599	$151,941	$22,223	$5,435

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable and variable rate long-term debt, approximate their fair value. As of March 31, 2012, the carrying value and fair value of the Company’s fixed rate long-term debt were $965,000 and $1,012,670, respectively. As of June 25, 2011, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $650,812, respectively. As of March 26, 2011, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $628,050, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during the three and nine months ended March 31, 2012. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of March 31, 2012, the Company had $15,264 deposited in funds managed by financial institutions that are designated by management to cover post-employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
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
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. As this fair value is based on significant inputs not observable in the market, the Company has classified these securities as Level 3 in the tables above. The inputs to the discounted cash flow model include market interest rates and a discount factor to reflect the illiquidity of the investments. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company's valuation is sensitive to market conditions and management's judgment. A 100 basis point increase in the discount rate would result in a decrease in the fair value of approximately $200. During the second quarter of fiscal 2012, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized loss of $933, net of tax, in other comprehensive income in the second quarter of fiscal 2012. At March 31, 2012, June 25, 2011 and March 26, 2011, these securities were considered as available-for-sale and were recorded at a fair value of $6,570, $7,503 and $5,435, respectively. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. All of the ARS investments have a contractual maturity of more than five years as of March 31, 2012. The gross realized gains and losses on the sale of ARS are determined using the specific identification method.

In addition to ARS, as of September 25, 2010, the Company held a total of $560 of collateralized debt obligations backed primarily by U.S. Treasury obligations. In the second quarter of fiscal 2011, the Company sold its collateralized debt obligations for proceeds of $560. As of December 25, 2010, the Company no longer held any collateralized debt obligations.

As a result of the acquisition of CanAm completed on January 6, 2012, the Company recorded a contingent consideration liability of $2,900 based upon the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third party related to a certain diabetes care product. The fair value measurements for this liability are valued using Level 3 inputs. Based on the terms of the acquisition agreement, the Company will pay the seller $2,000 upon the Company's execution of the promotion agreement with the third party. Additional consideration, not to exceed $5,000, is to be paid in an amount equal to the gross revenue associated with the promotion agreement during the first year subsequent to the endorsement of the agreement. The Company estimated the fair value of the contingent consideration using probability assessments with respect to the timing of executing the agreement with the third party, along with the expected future cash flows during the first year subsequent to the endorsement of the agreement. This fair value is based on significant inputs not observable in the market and will be evaluated each quarter.

The following table presents a rollforward of the assets and liabilities measured at fair value using unobservable inputs (Level 3) at March 31, 2012:

Assets:	Investment Securities (Level 3)
Balance as of June 25, 2011	$7,503
Unrealized loss on ARS	(933)
Balance as of March 31, 2012	$6,570

Liabilities:	Contingent Consideration (Level 3)
Balance as of June 25, 2011	$—
Transfers in to Level 3	2,900
Balance as of March 31, 2012	$2,900

NOTE 6 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows:

	March 31, 2012	June 25, 2011	March 26, 2011
Finished goods	$266,709	$244,758	$226,770
Work in process	161,820	119,732	127,868
Raw materials	161,418	141,086	139,640
Total inventories	$589,947	$505,576	$494,278

The increase in inventory from June 25, 2011 to March 31, 2012 was due primarily to the incremental inventory acquired as part of the Paddock and CanAm acquisitions.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

In the first nine months of fiscal 2012, there were additions to goodwill in the Consumer Healthcare and Rx Pharmaceuticals segments related to the acquisitions of CanAm and Paddock, respectively. The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Total
Balance as of June 25, 2011	$126,309	$331,744	$81,631	$98,361	$638,045
Business acquisitions	15,040	—	148,865	—	163,905
Currency translation adjustment	(706)	—	(5,880)	(7,156)	(13,742)
Balance as of March 31, 2012	$140,643	$331,744	$224,616	$91,205	$788,208

Other intangible assets and related accumulated amortization consisted of the following:

	March 31, 2012		June 25, 2011		March 26, 2011
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/formulation and product rights	$549,356	$131,815	$328,461	$101,494	$323,504	$92,540
Customer relationships	342,405	46,259	331,081	32,029	331,501	28,077
Distribution and license agreements	53,004	22,838	52,790	19,844	51,794	18,591
Non-compete agreements	7,853	3,419	6,391	2,431	6,488	2,138
Trademarks	5,026	713	5,378	730	5,223	728
Total	957,644	205,044	724,101	156,528	718,510	142,074
Non-amortizable intangibles:
In-process research and development	35,000	—	—	—	—	—
Trade names and trademarks	7,481	—	6,857	—	6,868	—
Total intangibles	$1,000,125	$205,044	$730,958	$156,528	$725,378	$142,074

As of March 31, 2012, other intangible assets included additions made in the first nine months of fiscal 2012 that were attributable to the acquisitions of CanAm and Paddock, as discussed in Note 2. Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $56,313 and $34,365 for the first nine months of fiscal 2012 and 2011, respectively, for intangible assets subject to amortization. The increase in amortization expense in the first nine months of fiscal 2012 was due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired as part of the Paddock acquisition.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets currently subject to amortization. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2012(1)	$18,600
2013	75,700
2014	75,600
2015	74,900
2016	72,800

(1) Reflects remaining three months of fiscal 2012.

NOTE 8 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows:

	March 31, 2012	June 25, 2011	March 26, 2011
Short-term debt:
Line of credit – India subsidiary	$—	$2,770	$1,180
Current portion of long-term debt:
Term loans	40,000	15,000	15,000
Total	40,000	17,770	16,180
Long-term debt:
Term loans	485,000	260,000	260,000
Senior notes	965,000	615,000	615,000
Other	4,620	—	442
Total	1,454,620	875,000	875,442
Total debt	$1,494,620	$892,770	$891,622

In the second quarter of fiscal 2012, the Company and certain of its subsidiaries entered into a Credit Agreement dated as of October 26, 2011 with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the 2011 Credit Agreement). Under the terms of the 2011 Credit Agreement, the revolving loan commitment is $400,000 and the term loan commitment is $400,000, each subject to increase or decrease as specified in the 2011 Credit Agreement. As of March 31, 2012, no increase or decrease has occurred in either the term loan commitment or the revolving loan commitment. The funding of the term loan commitment of the 2011 Credit Agreement occurred on November 3, 2011. No funding of the revolving loan commitment occurred during the second or third quarters of fiscal 2012. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. The obligations under the 2011 Credit Agreement are guaranteed by certain subsidiaries of the Company and, in some instances, the obligation may be secured by a pledge of 65% of the equity interests of certain foreign subsidiaries. The maturity date of the term loan and the final maturity date of any revolving loan is November 3, 2016; however, the term loan is subject to mandatory partial repayments of $40,000 on each of the first four annual anniversary dates of the funding. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type.

In connection with the execution of the 2011 Credit Agreement, the Company's prior Credit Agreement, dated as of October 8, 2010, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the 2010 Credit Agreement) and the Company's Term Loan Agreement, dated as of January 20, 2011, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the 2011 Term Loan Agreement), were replaced by the 2011 Credit Agreement effective as of its November 3, 2011 funding date, and all amounts outstanding thereunder were repaid from the proceeds of the 2011 Credit Agreement. The Company intends to use the remainder of the proceeds from the 2011 Credit Agreement term loan and any revolving loans for general corporate purposes.

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

As discussed in Note 2, on July 26, 2011 the Company completed the acquisition of substantially all of the assets of Paddock. On the acquisition date, the Company funded the transaction using the $250,000 proceeds from the 2011 Term Loan Agreement discussed above, $212,052 of cash on hand and $85,000 from its accounts receivable securitization program. Concurrent with the signing of the Paddock acquisition agreement, the Company entered into the 2011 Term Loan Agreement. Under the terms of the the 2011 Term Loan Agreement, the term loan commitment was $250,000, which was fully funded on July 26, 2011 in conjunction with the closing of the Paddock acquisition. In connection with the execution of the 2011 Credit Agreement, the 2011 Term Loan Agreement was replaced by and deemed repaid from the proceeds of the 2011 Credit Agreement effective as of the November 3 funding date of the 2011 Credit Agreement.

On July 6, 2011, the Company’s India subsidiary executed a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for capital expenditures in one or more draws in an aggregate amount not to exceed approximately $6,000. The facility is payable in two annual installments, with the first installment due July 6, 2015 and the final installment due July 6, 2016. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% as of March 31, 2012. The Company’s India subsidiary had $4,620 outstanding on this line as of March 31, 2012.

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $4,500. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.0% and 10.5% as of March 31, 2012 and June 25, 2011, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had no borrowings outstanding on this line of credit as of March 31, 2012.

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

The Company has retained servicing responsibility for those receivables. The SPE then transfers an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At March 31, 2012, $185,000 was available under this calculation. The interest rate on any borrowings is based on a thirty-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $185,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program may be classified as long-term debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. As discussed above, concurrent with the closing of the Paddock acquisition on July 26, 2011, the Company borrowed $85,000 under its Securitization Program to partially fund the acquisition. The Company had no borrowings outstanding under the Securitization Program as of March 31, 2012, June 25, 2011 or March 26, 2011.

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $423,500 at March 31, 2012. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

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

The Company’s foreign currency hedging program also includes cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of fifteen months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of fifteen months. The Company did not have any foreign currency put or call contracts as of March 31, 2012.

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

The effects of derivative instruments on the Company’s condensed consolidated balance sheets as of March 31, 2012, June 25, 2011 and March 26, 2011 and on the Company’s income and OCI for the three and nine months ended March 31, 2012 and March 26, 2011 were as follows (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet
(Designated as (non)hedging instruments under ASC 815)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2012	June 25, 2011	March 26, 2011
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$1,619	$4,178	$4,235
Interest rate swap agreements	Other non-current assets	—	—	2,092
Total hedging derivatives		$1,619	$4,178	$6,327
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$323	$206	$457
Total non-hedging derivatives		$323	$206	$457

	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2012	June 25, 2011	March 26, 2011
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$2,630	$952	$1,403
Interest rate swap agreements	Other non-current liabilities	13,248	7,283	—
Total hedging derivatives		$15,878	$8,235	$1,403
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$10	$79	$54
Total non-hedging derivatives		$10	$79	$54

Effects of Derivative Instruments on Income and OCI for the three months ended March 31, 2012 and March 26, 2011

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31, 2012	March 26, 2011		March 31, 2012	March 26, 2011		March 31, 2012	March 26, 2011
T-Locks	$—	$—	Interest, net	$91	$91	Interest, net	$—	$—
Interest rate swap agreements	190	—	Interest, net	(1,196)	292	Interest, net	—	—
Foreign currency forward contracts	3,009	1,911	Net sales	57	(389)	Net sales	—	(63)
			Cost of sales	(1,067)	743	Cost of sales	(32)	(1)
			Interest, net	56	7
			Other income, net	577	529
Total	$3,199	$1,911		$(1,482)	$1,273		$(32)	$(64)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended
		2012	2011
Foreign currency forward contracts(1)	Other (expense) income, net	$1,145	$(253)

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

Effects of Derivative Instruments on Income and OCI for the nine months ended March 31, 2012 and March 26, 2011

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31, 2012	March 26, 2011		March 31, 2012	March 26, 2011		March 31, 2012	March 26, 2011
T-Locks	$—	$—	Interest, net	$273	$273	Interest, net	$—	$—
Interest rate swap agreements	(5,695)	2,150	Interest, net	(3,316)	543	Interest, net	—	—
Foreign currency forward contracts	(5,100)	7,403	Net sales	(93)	(728)	Net sales	(20)	(87)
			Cost of sales	1,287	(779)	Cost of sales	655	(4)
			Interest, net	90	33
			Other (expense) income, net	(1,830)	2,243
Total	$(10,795)	$9,553		$(3,589)	$1,585		$635	$(91)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Nine months ended
		2012	2011
Foreign currency forward contracts(1)	Other expense, net	$(1,354)	$(740)

(1)	The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in Other expense.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company issued 118 and 382 shares related to the exercise and vesting of share-based compensation during the third quarter of fiscal 2012 and 2011, respectively. Year-to-date, the Company issued 720 and 1,149 shares related to share-based compensation in fiscal 2012 and 2011, respectively.

The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. The Company did not repurchase any shares in private party transactions during the third quarter of fiscal 2012. During the third quarter of fiscal 2011, the Company repurchased 1 share of its common stock for $71 in private party transactions. Year-to-date in fiscal 2012, the Company repurchased 88 shares of its common stock for $7,954 in private party transactions. Year-to-date in fiscal 2011, the Company repurchased 142 shares of its common stock for $8,285 in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consisted of the following:

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net income	$115,727	$89,085	$285,924	$253,627
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	2,642	129	(6,650)	5,058
Foreign currency translation adjustments	22,214	15,750	(43,598)	60,000
Change in fair value of investment securities, net of tax	—	—	(933)	1,042
Postretirement liability adjustments, net of tax	(28)	(17)	(69)	(220)
Comprehensive income	$140,555	$104,947	$234,674	$319,507

NOTE 12 – INCOME TAXES

The effective tax rate on income from continuing operations was 14.0% and 18.8% for the third quarter of fiscal 2012 and 2011, respectively. The effective tax rate on income from continuing operations was 22.2% and 24.4% for the first nine months of fiscal 2012 and 2011, respectively. The effective tax rate for the first nine months of fiscal 2012 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $26,064 related to various audit resolutions and statute expirations. In addition, the higher level of income derived from international operations in the first nine months of fiscal 2012 as compared to fiscal 2011 had an effect on the Company's overall effective tax rate. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate compared to what the Company had historically experienced. Foreign source income from continuing operations before tax for the third quarter of fiscal 2012 was 39% of total income from continuing operations before tax, up from 35% in the same period of fiscal 2011. Foreign source income from continuing operations before tax for the first nine months of fiscal 2012 was 42% of total income from continuing operations before tax, up from 31% in the same period for fiscal 2011.
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
The total amount of unrecognized tax benefits was $106,638 and $121,672 as of March 31, 2012 and June 25, 2011, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $19,293 and $23,339 as of March 31, 2012 and June 25, 2011, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During October and November 2011, nine applications to certify a class action lawsuit were filed in various courts in Israel related to Eltroxin, a prescription thyroid medication manufactured by Aspen and distributed by the Company in Israel. The respondents include Perrigo Israel Pharmaceuticals Ltd. and/or Perrigo Israel Agencies Ltd., GlaxoSmithKline (Israel) Ltd, and health care providers who provide health care services as part of the compulsory health care system in Israel. There is also a motion to approve a service to Aspen Bad Oldesloe GMBH, Germany, of one of the applications.

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

Eight applications were transferred to one court which will decide whether to consolidate the applications and/or dismiss some of the applications. As this matter is in its early stages, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

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

On June 15, 2009, the Court appointed several purported shareholders of the Company, namely CLAL Finance Batucha Investment Management, Ltd., The Phoenix Insurance Company, Ltd., Excellence Nessuah Mutual Funds Management, Ltd. and Excellence Nessuah Gemel & Pension, Ltd., as Co-Lead Plaintiffs. On July 31, 2009, these Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company’s Audit Committee. The amended complaint asserted many of the same claims and allegations as the original pleading. It also alleged that the Company should have disclosed, prior to February 3, 2009, that Lehman had sold the ARS to the Company and had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleged that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman’s bankruptcy filing. On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. On September 30, 2010, the Court granted in part and denied in part the motion to dismiss. The Court dismissed the “control person” claims against the members of the Company’s Audit Committee, but denied the motion to dismiss as to the remaining claims and defendants. On October 29, 2010, the defendants filed a new motion to dismiss the amended complaint on the grounds that the Co-Lead Plaintiffs (who were the only plaintiffs named in the amended complaint) lacked standing to sue under the U.S. securities laws following a recent decision of the United States Supreme Court holding that Section 10(b) of the Exchange Act does not apply extraterritorially to the claims of foreign investors who purchased or sold securities on foreign stock exchanges. On December 23, 2010, a shareholder named Harel Insurance, Ltd. (Harel) filed a motion to intervene as an additional named plaintiff. Although Harel is a non-U.S. investor, it claims to have purchased the Company’s common stock on a U.S. exchange. On January 10, 2011, the original plaintiff, Warner, filed a motion renewing his previously withdrawn motion to be appointed as Lead Plaintiff to replace the Co-Lead Plaintiffs.

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

NOTE 14 – SEGMENT INFORMATION

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API, along with an Other category. As discussed in Note 3, beginning in the third quarter of fiscal 2009, the operating results of the Company’s former Israel Consumer Products operating segment are reported as discontinued operations in the Company’s condensed consolidated statements of income and are not included in the table below for any period presented. In the third quarter of fiscal 2012, the Company incurred restructuring charges of $7,081 related to its restructuring plan in its Nutritionals segment, as further discussed in Note 15. In the first nine months of fiscal 2012, the Rx Pharmaceuticals segment incurred $3,800 of severance costs in conjunction with the Paddock acquisition, $3,200 of which was expensed in the first quarter of fiscal 2012 and $600 of which was expensed in the second quarter of fiscal 2012. In addition, the Rx Pharmaceuticals segment incurred a step-up in the value of inventory of $27,179 due to the Paddock acquisition in the first quarter of fiscal 2012. During the first quarter of fiscal 2012, the Company incurred $5,600 of acquisition-related charges as unallocated expenses. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
Third Quarter 2012
Net sales	$448,848	$117,683	$155,591	$36,951	$18,944	$—	$778,017
Operating income	$74,622	$3,674	$69,594	$10,874	$1,029	$(13,723)	$146,070
Amortization of intangibles	$2,421	$6,637	$8,574	$490	$410	$—	$18,532
Total assets	$1,658,231	$952,761	$1,066,559	$266,786	$95,717	$—	$4,040,054
Third Quarter 2011
Net sales	$425,025	$124,077	$84,383	$41,206	$16,872	$—	$691,563
Operating income	$72,204	$17,932	$31,141	$11,318	$301	$(9,983)	$122,913
Amortization of intangibles	$2,128	$5,790	$2,827	$519	$439	$—	$11,703
Total assets	$1,223,242	$981,375	$437,745	$266,064	$126,268	$—	$3,034,694

Year-to-Date 2012
Net sales	$1,331,806	$365,691	$460,414	$127,347	$56,224	$—	$2,341,482
Operating income	$216,342	$19,234	$168,892	$37,554	$2,579	$(36,311)	$408,290
Amortization of intangibles	$6,886	$22,739	$23,896	$1,507	$1,285	$—	$56,313
Year-to-Date 2011
Net sales	$1,251,125	$380,219	$251,250	$118,900	$48,906	$—	$2,050,400
Operating income	$218,917	$56,174	$82,091	$31,673	$1,098	$(23,034)	$366,919
Amortization of intangibles	$6,124	$17,383	$8,035	$1,527	$1,296	$—	$34,365

NOTE 15 – RESTRUCTURING

In the third quarter of fiscal 2012, the Company made the decision to restructure its workforce and cease all remaining manufacturing production in its Florida facility by the end of fiscal 2012. This facility is currently manufacturing the Company's oral electrolyte solution (OES) products that are part of the Nutritionals reporting segment. In connection with the restructuring, the Company intends to transition production to a more efficient, service-oriented supply chain. As a result of this restructuring plan, the Company determined that the carrying value of certain fixed assets at the location was not fully recoverable. Accordingly, the Company incurred a non-cash impairment charge of $6,298 in its Nutritionals segment in the third quarter of fiscal 2012 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company recorded a charge of $783 related to employee termination benefits for 147 employees, of which no amounts had been paid out as of March 31, 2012. The charges for asset impairment and employee termination benefits are included in the restructuring line of the condensed consolidated statement of income for fiscal 2012. The Company expects to incur additional charges of approximately $1,000 to $2,000 related to employee termination benefits and plant shutdown costs in its Nutritionals segment in the fourth quarter of fiscal 2012.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER FISCAL YEARS 2012 AND 2011
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

The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal 2012 year-to-date results included an extra week of operations. This extra week, which occurred in the Company's second quarter of fiscal 2012, is required approximately every six years in order to re-align the Company's fiscal reporting dates with the actual calendar months. This factor should be considered when comparing the Company's financial results for the nine months ended March 31, 2012 to the prior year period.

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

The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription (Rx) drugs in the U.S. The Company defines this portfolio as predominantly “extended topical” in nature as it encompasses a broad array of topical and other specialty dosage forms including creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions, powders, and injectables. The acquisition of Paddock Laboratories, Inc. (Paddock), which closed in the first quarter of fiscal 2012, expanded the Company's generic Rx product offering, pipeline and scale. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have formulations that are more difficult and costly to develop and launch (e.g., extended topicals or products containing controlled substances). In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 200 ORx® products that are reimbursable through many health plans and Medicaid and Medicare programs. When prescribed by a doctor or other healthcare professional, ORx® products offer consumers safe and effective remedies that provide an affordable alternative to higher out-of-pocket costs of traditional OTC products.

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

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first nine months of fiscal 2012 are not necessarily indicative of the results that may be expected for a full fiscal year.

Current Year Results – Net sales for the third quarter of fiscal 2012 were $778,017, an increase of 13% over fiscal 2011. The increase was driven primarily by new product sales of $64,400 and $69,700 of net sales attributable to the Paddock and CanAm Care, LLC (CanAm) acquisitions, partially offset by decreases in sales of certain existing products primarily in the Consumer Healthcare and Nutritionals segments. Gross profit was $279,273, an increase of 17% over fiscal 2011. The gross profit percentage in the third quarter of fiscal 2012 was 35.9%, as compared to 34.6% last year. Operating expenses in the third quarter of fiscal 2012 were $133,203, an increase of 15% over fiscal 2011. As a percentage of net sales, operating expenses were 17.1%, slightly up from 16.8% in the third quarter of fiscal 2011. Income from continuing operations was $115,727, an increase of 26% over fiscal 2011. Net income was $115,727, an increase of 30% over fiscal 2011.

Year-to-date net sales for fiscal 2012 were $2,341,482, an increase of 14% over fiscal 2011. The increase was driven primarily by new product sales of $160,000 and $177,200 of net sales attributable to the Paddock and CanAm acquisitions, partially offset by decreases in sales of certain existing products primarily in the Consumer Healthcare and Nutritionals segments. Gross profit was $801,727, an increase of 14% over fiscal 2011. The gross profit percentage in the first nine months of fiscal 2012 was 34.2%, as compared to 34.3% last year. Operating expenses were $393,437, an increase of 17% over fiscal 2011. As a percentage of net sales, operating expenses were 16.8%, up from 16.4% in fiscal 2011. Income from continuing operations was $285,924, an increase of 12% over fiscal 2011. Net income was $285,924, an increase of 13% over fiscal 2011. During the first nine months of fiscal 2012, the Company recorded certain one-time charges related to the Paddock acquisition, including a $27,179 charge to cost of sales as a result of the step-up in value of inventory acquired and sold during the first quarter, as well as $9,400 of acquisition-related and severance charges.

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

Events Impacting Future Results

In January 2012, a competitor in the OTC market began to experience certain quality issues at one of its facilities, causing it to temporarily shut down the facility. While the Company expects this event to result in an increase in demand for certain of the Company's OTC products, it is still too early for the Company to predict the duration of this event and the extent to which it may impact its future results of operations.

On July 26, 2011, the Company completed the acquisition of substantially all of the assets of Paddock. Headquartered in Minneapolis, Minnesota, Paddock was a manufacturer and marketer of generic Rx pharmaceutical products. As part of closing the acquisition, the Company divested a small portfolio of generic pharmaceutical products in response to the Federal Trade Commission (FTC) review. The acquisition expanded the Company’s generic Rx product offering, pipeline and scale and is expected to add over $220,000 in sales on an annual basis.

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

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of its products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which has continued through the first half of fiscal 2012, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s sales. To the extent that products from this key competitor remain absent from the market during the remainder of fiscal 2012, the Company’s Consumer Healthcare sales and results of operations could continue to benefit. At this time, the branded competitor is in the process of returning to the market, however the Company cannot predict the pace at which the branded competitor will return to market, the extent of consumers' reacceptance of the branded products, or the extent of the branded competitor's marketing activities.

RESULTS OF OPERATIONS
Consumer Healthcare

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$448,848	$425,025	$1,331,806	$1,251,125
Gross profit	$137,727	$135,200	$410,136	$398,006
Gross profit %	30.7%	31.8%	30.8%	31.8%
Operating expenses	$63,105	$62,996	$193,794	$179,089
Operating expenses %	14.1%	14.8%	14.6%	14.3%
Operating income	$74,622	$72,204	$216,342	$218,917
Operating income %	16.6%	17.0%	16.2%	17.5%
Net Sales
Third quarter net sales for fiscal 2012 increased 6% or $23,823 compared to fiscal 2011. The increase was due primarily to new product sales of $34,200, mainly in the cough/cold and dermatological categories, along with an increase in sales of existing products of $5,000, primarily in the smoking cessation category. In addition, net sales attributable to the Company's acquisition of CanAm in the third quarter of fiscal 2012 were approximately $7,800. These combined increases were partially offset by a decline of $22,300 in sales of existing products within the analgesics and contract manufacturing product categories. The decrease in net sales within the analgesics category was due primarily to a relatively mild cough/cold season compared to fiscal 2011. In addition, fiscal 2011 net sales in the analgesics category benefited from a branded competitor in the OTC market experiencing periodic interruptions of distribution of certain of its adult and pediatric analgesic products. The decrease in the contract manufacturing category was driven by increased competition. Net sales were also negatively impacted by $1,100 of unfavorable changes in foreign currency exchange rates.
Year-to-date net sales for fiscal 2012 increased 6% or $80,681 compared to fiscal 2011. The increase was due primarily to new product sales of $75,700, mainly in the cough/cold, diabetes and dermatological care categories, along with an increase in sales of existing products of approximately $29,000 in the cough/cold and smoking cessation categories. These combined increases were partially offset by a decline of $32,300 in sales of existing products within the gastrointestinal, analgesics and contract manufacturing product categories. The decrease in the gastrointestinal category was driven by competitive pressures on a key product. The decrease in the analgesics category was driven by a relatively mild cough/cold season compared to fiscal 2011. In addition, fiscal 2011 net sales in the analgesics category benefited from a branded competitor in the OTC market experiencing periodic interruptions of distribution of certain of its adult and pediatric analgesic products. The decrease in the contract manufacturing category was driven by increased competition.
Gross Profit
Third quarter gross profit for fiscal 2012 increased 2% or $2,527 compared to fiscal 2011. The increase was due primarily to gross profit contribution on new product sales, partially offset by lower gross profit attributable to the net decrease in sales of existing products described above. The gross profit percentage decreased 110 basis points in the third quarter of fiscal 2012 compared to fiscal 2011 due primarily to competitive pressures on a key product and lower operational absorption due to lower production demand.
Year-to-date gross profit for fiscal 2012 increased 3% or $12,130 compared to fiscal 2011. The increase was due primarily to gross profit contribution on new product sales partially offset by lower gross profit attributable to the net decrease in sales of existing products. The gross profit percentage decreased 100 basis points in the first nine months of fiscal 2012 compared to fiscal 2011 due primarily to increased competition on a key product and lower operational absorption due to lower production demand.
Operating Expenses
Third quarter operating expenses for fiscal 2012 were essentially flat compared to fiscal 2011. Operating expenses included $2,000 of incremental operating expenses from the acquisition of CanAm. Selling expenses increased $2,500 due primarily to higher spending on sales and marketing promotions in anticipation of future product launches. These increases were entirely offset by lower research and development expenses related to timing of clinical trials as well as a reduction in bad debt expense.
Year-to-date operating expenses for fiscal 2012 increased 8% or $14,705 compared to fiscal 2011. The increase, which included $2,000 of incremental operating expenses from the acquisition of CanAm, was related primarily to increases in selling expenses of $9,500 and research and development expenses of $1,300. Selling expenses increased due primarily to higher spending on sales and marketing promotions in anticipation of future product launches, while research and development expenses increased due primarily to increased spending on developmental materials.
Nutritionals

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$117,683	$124,077	$365,691	$380,219
Gross profit	$31,371	$38,030	$91,362	$121,946
Gross profit %	26.7%	30.7%	25.0%	32.1%
Operating expenses	$27,697	$20,098	$72,128	$65,772
Operating expenses %	23.5%	16.2%	19.7%	17.3%
Operating income	$3,674	$17,932	$19,234	$56,174
Operating income %	3.1%	14.5%	5.3%	14.8%
Net Sales
Third quarter net sales for fiscal 2012 decreased 5% or $6,394 compared to fiscal 2011. The decrease was due primarily to a decline in existing product sales of $26,700, mainly in the infant formula and VMS product categories. The decrease in sales of existing products for infant formula was due primarily to the transition to next generation formulas within the product portfolio. Existing product sales within the infant formula category were also lower due to the absence of increased demand of approximately $8,000 in net sales that the Company experienced in the third quarter of fiscal 2011 as a result of a competitor's product recall. A decline in U.S. birth rates year-over-year, attributed primarily to the current economic conditions and higher unemployment rates, also contributed to lower infant formula existing product sales year-over-year. The decrease in the VMS category was driven by increased competition. These decreases were largely offset by new product sales of $20,300, primarily in the infant formula category.
Year-to-date net sales for fiscal 2012 decreased 4% or $14,528 compared to fiscal 2011. The decrease was due primarily to a decline in existing product sales of $72,000, mainly in the infant formula and VMS product categories. The decrease in the infant formula category was due primarily to the transition to next generation formulas within the product portfolio. Existing product sales within the infant formula category were also lower due to the absence of increased demand that the Company experienced in the second and third quarters of fiscal 2011 as a result of a competitor's product recall. A decline in U.S. birth rates year-over-year, attributed primarily to the current economic conditions and higher unemployment rates, also contributed to lower infant formula existing product sales year-over-year. The decrease in the VMS category was driven by increased competition. These decreases were partially offset by new product sales of $57,000, primarily in the infant formula category.
Gross Profit
Third quarter gross profit for fiscal 2012 decreased 18% or $6,659 compared to fiscal 2011. In addition to the factors impacting net sales discussed above, the decrease was due primarily to under absorption of fixed production costs relative to lower volume output year-over-year, along with higher commodity costs, particularly on dairy inputs, and a change in product mix from higher profit formula products to lower profit food products. These decreases were partially offset by gross profit contribution on new product sales. The gross profit percentage decreased 400 basis points in the second quarter of fiscal 2012 compared to fiscal 2011 due primarily to the under absorption of fixed production costs, higher commodity costs and the change in product mix.
Year-to-date gross profit for fiscal 2012 decreased 25% or $30,584 compared to fiscal 2011. The decrease was due primarily to under absorption of fixed production costs relative to lower volume output year-over-year, along with higher commodity costs, particularly on dairy inputs, and a change in product mix from higher profit formula products to lower profit food products. The gross profit percentage decreased 710 basis points in the first nine months of fiscal 2012 compared to fiscal 2011 due primarily to the under absorption of fixed production costs, higher commodity costs and the change in product mix.

Operating Expenses

Third quarter operating expenses for fiscal 2012 increased 38% or $7,599 compared to fiscal 2011. Year-to-date operating expenses for fiscal 2012 increased 10% or $6,356 compared to fiscal 2011. The increase in third quarter and year-to-date operating expenses were the result of a restructuring at the Company's Florida facility described below.

In the third quarter of fiscal 2012, the Company made the decision to restructure its workforce and cease all remaining manufacturing production in its Florida facility by the end of fiscal 2012. This facility is currently manufacturing the Company's oral electrolyte solution (OES) products that are part of the Nutritionals reporting segment. In connection with the restructuring, the Company intends to transition production to a more efficient, service-oriented supply chain. As a result of this restructuring plan, the Company determined that the carrying value of certain fixed assets at the location was not fully recoverable. Accordingly, the Company incurred a non-cash impairment charge of $6,298 in its Nutritionals segment in the third quarter of fiscal 2012 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company recorded a charge of $783 related to employee termination benefits for 147 employees, of which no amounts had been paid out as of March 31, 2012. The charges for asset impairment and employee termination benefits are included in the restructuring line of the condensed consolidated statement of income for fiscal 2012. The Company expects to incur additional charges of approximately $1,000 to $2,000 related to employee termination benefits and plant shutdown costs in its Nutritionals segment in the fourth quarter of fiscal 2012.

Rx Pharmaceuticals

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$155,591	$84,383	$460,414	$251,250
Gross profit	$84,645	$41,032	$220,318	$113,060
Gross profit %	54.4%	48.6%	47.9%	45.0%
Operating expenses	$15,051	$9,891	$51,426	$30,969
Operating expenses %	9.7%	11.7%	11.2%	12.3%
Operating income	$69,594	$31,141	$168,892	$82,091
Operating income %	44.7%	36.9%	36.7%	32.7%

Net Sales

Third quarter net sales for fiscal 2012 increased 84% or $71,208 compared to fiscal 2011. This increase was due primarily to net sales of $61,900 from the Paddock acquisition. In addition, new product sales, favorable pricing and mix on select products contributed an additional $9,300 of net sales.

Year-to-date net sales for fiscal 2012 increased 83% or $209,164 compared to fiscal 2011. This increase was due primarily to net sales of $169,400 from the Paddock acquisition. The increase was also due to new product sales of $17,700 and favorable pricing dynamics on select products as compared to the prior year.

Gross Profit

Third quarter gross profit for fiscal 2012 increased 106% or $43,613 compared to fiscal 2011. This increase was due primarily to gross profit contribution from the Paddock acquisition, gross profit from new product sales, and favorable pricing dynamics on select products as compared to the prior year. The gross profit percentage increased 580 basis points in the third quarter of fiscal 2012 compared to fiscal 2011 due primarily to higher margin on new products and the favorable pricing dynamics on select products.

Year-to-date gross profit for fiscal 2012 increased 95% or $107,258 compared to fiscal 2011. This increase was due primarily to gross profit contribution from the Paddock acquisition, gross profit from new product sales, and favorable pricing dynamics on select products as compared to the prior year.  These increases were partially offset by a one-time charge of $27,179 to cost of sales as a result of the step-up of inventory value related to the Paddock acquisition in the first quarter of fiscal 2012.

Operating Expenses

Third quarter operating expenses for fiscal 2012 increased 52% or $5,160 compared to fiscal 2011. The increase was due primarily to the inclusion of administrative, selling and research and development costs attributable to the Paddock acquisition.

Year-to-date operating expenses for fiscal 2012 increased 66% or $20,457 compared to fiscal 2011. The increase was due primarily to the inclusion of administrative, selling and research and development costs attributable to the Paddock acquisition, of which approximately $3,800 related to severance costs. This increase was slightly offset by proceeds of $3,500 related to the sale of pipeline development projects, which the Company sold in the first quarter of fiscal 2012 in response to the FTC's review of the Paddock acquisition. In addition, the increase was offset with approximately $3,300 in patent litigation settlements.
API

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$36,951	$41,206	$127,347	$118,900
Gross profit	$18,922	$19,136	$61,191	$53,470
Gross profit %	51.2%	46.4%	48.1%	45.0%
Operating expenses	$8,048	$7,818	$23,637	$21,797
Operating expenses %	21.8%	19.0%	18.6%	18.3%
Operating income	$10,874	$11,318	$37,554	$31,673
Operating income %	29.4%	27.5%	29.5%	26.6%

Net Sales

Third quarter net sales for fiscal 2012 decreased 10% or $4,255 compared to fiscal 2011. The decrease was due primarily to a decrease in existing product sales of approximately $5,000, driven by lower demand of certain products and pricing pressures on a key product. Net sales were also negatively impacted by $700 of unfavorable changes in foreign currency exchange rates. These decreases were partially offset by new product sales of $1,400. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the variable ordering patterns of customers on a quarter-over-quarter basis.

Year-to-date net sales for fiscal 2012 increased 7% or $8,447 compared to fiscal 2011. This increase was due primarily to an increase in new product sales of $5,900 and sales of existing products of approximately $1,400. The increase in net sales was also due to an increase of $1,100 related to favorable changes in foreign currency exchange rates.

Gross Profit

Third quarter gross profit for fiscal 2012 decreased 1% or $214 compared to fiscal 2011. The gross profit percentage increased 480 basis points in the third quarter of fiscal 2012 compared to fiscal 2011 due primarily to a favorable change in product mix.

Year-to-date gross profit for fiscal 2012 increased 14% or $7,721 compared to fiscal 2011. This increase was due primarily to the gross profit attributable to new product sales, the increase in sales of existing products and an increase of $700 related to favorable changes in foreign currency exchange rates. The gross profit percentage increased 310 basis points in fiscal 2012 compared to fiscal 2011 due primarily to a favorable change in product mix.

Operating Expenses

Third quarter operating expenses for fiscal 2012 increased 3% or $230 compared to fiscal 2011. Year-to-date operating expenses for fiscal 2012 increased 8% or $1,840 compared to fiscal 2011. Third quarter and year-to-date operating expenses increased in fiscal 2012 due primarily to higher administrative costs driven by higher employee-related expenses and increased research and development costs.

Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net sales	$18,944	$16,872	$56,224	$48,906
Gross profit	$6,608	$5,736	$18,720	$16,110
Gross profit %	34.9%	34.0%	33.3%	32.9%
Operating expenses	$5,579	$5,435	$16,141	$15,012
Operating expenses %	29.4%	32.2%	28.7%	30.7%
Operating income	$1,029	$301	$2,579	$1,098
Operating income %	5.4%	1.8%	4.6%	2.2%

Net Sales

Third quarter net sales for fiscal 2012 increased 12% or $2,072 compared to fiscal 2011. This increase was due primarily to new product sales of $1,200, along with a net increase in sales of existing products of $800.

Year-to-date net sales for fiscal 2012 increased 15% or $7,318 compared to fiscal 2011. This increase was driven primarily by new product sales of $3,800, along with a $3,500 increase in sales of existing products.

Gross Profit

Third quarter gross profit for fiscal 2012 increased 15% or $872 compared to fiscal 2011. Year-to-date gross profit for fiscal 2012 increased 16% or $2,610 compared to fiscal 2011. Third quarter and year-to-date gross profit increased due primarily to gross profit contribution attributable to new products.

Operating Expenses

Third quarter operating expenses for fiscal 2012 increased 3% or $144 compared to fiscal 2011. Year-to-date operating expenses for fiscal 2012 increased 8% or $1,129 compared to fiscal 2011. Third quarter and year-to-date operating expenses increased in fiscal 2012 due primarily to higher administrative costs driven by higher employee-related expenses.

Unallocated Expenses

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Operating expenses	$13,723	$9,983	$36,311	$23,034

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the third quarter of fiscal 2012 increased 37% or $3,740 compared to fiscal 2011 due primarily to higher administrative costs associated with corporate development activities. Year-to-date unallocated expenses increased 58% or $13,277 compared to fiscal 2011 due primarily to acquisition expenses of $5,600 related to the Paddock acquisition, as well as higher administrative costs associated with corporate development activities.

Interest and Other (Consolidated)

Interest expense for the third quarter was $17,572 for fiscal 2012 and $11,243 for fiscal 2011. Year-to-date interest expense was $47,761 for fiscal 2012 and $33,822 for fiscal 2011. The increase in interest expense was due to the increased borrowings related to the Paddock acquisition, along with the increased borrowings completed in the second quarter. Interest income for the third quarter was $921 for fiscal 2012 and $328 for fiscal 2011. Year-to-date interest income was $2,899 for fiscal 2012 and $2,104 for fiscal 2011.

Other income, net for the third quarter was $5,202 for fiscal 2012 compared to $753 for fiscal 2011. Year-to-date other income,

net was $4,221 for fiscal 2012 and $1,945 for fiscal 2011. Third quarter and year-to-date other income, net increased due primarily to the sale for $3,700 of a dividend-generating investment related to the Company's former operations in Germany.

Income Taxes (Consolidated)

The effective tax rate on income from continuing operations was 14.0% and 18.8% for the third quarter of fiscal 2012 and 2011, respectively. The effective tax rate on income from continuing operations was 22.2% and 24.4% for the first nine months of fiscal 2012 and 2011, respectively. The effective tax rate for the first nine months of fiscal 2012 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $26,064 related to various audit resolutions and statute expirations. In addition, the higher level of income derived from international operations in the first nine months of fiscal 2012 as compared to fiscal 2011 had an effect on the Company's overall effective tax rate. Foreign source income is generally derived from jurisdictions with a lower tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate compared to what the Company had historically experienced. Foreign source income from continuing operations before tax for the third quarter of fiscal 2012 was 39% of total income from continuing operations before tax, up from 35% in the same period of fiscal 2011. Foreign source income from continuing operations before tax for the first nine months of fiscal 2012 was 42% of total income from continuing operations before tax, up from 31% in the same period for fiscal 2011.
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
The total amount of unrecognized tax benefits was $106,638 and $121,672 as of March 31, 2012 and June 25, 2011, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $19,293 and $23,339 as of March 31, 2012 and June 25, 2011, respectively.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased $331,043 to $554,280 at March 31, 2012 from $223,237 at March 26, 2011. Working capital, including cash, increased $467,323 to $1,161,137 at March 31, 2012 from $693,814 at March 26, 2011. The increase in working capital was due primarily to an increase in cash and cash equivalents as a result of the increase in borrowings during the second quarter of fiscal 2012, along with additional working capital from the Paddock and CanAm acquisitions and relatively higher inventory from this time last year due to seasonal factors and relative supply constraints experienced last year.
Cash and cash equivalents increased $244,176 to $554,280 at March 31, 2012 from $310,104 at June 25, 2011. Working capital, including cash, increased $388,354 to $1,161,137 at March 31, 2012 from $772,783 at June 25, 2011. The increase in working capital was due primarily to an increase in cash and cash equivalents as a result of the increase in borrowings during the second quarter of fiscal 2012, as well as to additional working capital from the Paddock and CanAm acquisitions.
In addition to the cash and cash equivalents balance of $554,280 at March 31, 2012, the Company had approximately $399,000 available under its revolving loan commitment and approximately $6,000 available under its Indian credit facilities, as well as $185,000 available under its accounts receivable securitization program described below. Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Year-to-date net cash provided from operating activities increased by $82,586 to $311,620 for fiscal 2012 compared to $229,034 for fiscal 2011. The increase in cash from operations was due to increased earnings for fiscal 2012 compared to fiscal 2011 and changes in deferred taxes related to taxes paid in foreign jurisdictions.
Year-to-date net cash used for investing activities increased by $601,378 to $658,294 for fiscal 2012 compared to $56,916 for fiscal 2011 due to the funding used for the Paddock and CanAm acquisitions, as well as higher capital expenditures.
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
Year-to-date net cash provided from financing activities increased by $645,382 to $589,514 for fiscal 2012 compared to net cash used for financing activities of $55,868 for fiscal 2011. The increase in cash provided from financing activities was due primarily to net borrowings of long-term debt associated with the Credit Agreement entered into as of October 26, 2011 (2011 Credit Agreement) discussed below.
The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. The Company did not repurchase any shares in private party transactions during the third quarter of fiscal 2012. During the third quarter of fiscal 2011, the Company repurchased 1 share of its common stock for $71 in private party transactions. Year-to-date in fiscal 2012, the Company repurchased 88 shares of its common stock for $7,954 in private party transactions. Year-to-date in fiscal 2011, the Company repurchased 142 shares of its common stock for $8,285 in private party transactions.
The Company paid quarterly dividends totaling $21,516 and $18,779, or $0.23 and $0.2025 per share, for the first nine months of fiscal 2012 and 2011, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
Credit Facilities

In the second quarter of fiscal 2012, the Company and certain of its subsidiaries entered into the 2011 Credit Agreement dated as of October 26, 2011 with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks. Under the terms of the 2011 Credit Agreement, the revolving loan commitment is $400,000 and the term loan commitment is $400,000, each subject to increase or decrease as specified in the 2011 Credit Agreement. As of March 31, 2012, no increase or decrease has occurred in either the term loan commitment or the revolving loan commitment. The funding of the term loan commitment of the 2011 Credit Agreement occurred on November 3, 2011. No funding of the revolving loan commitment occurred during the second or third quarters of fiscal 2012. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. The obligations under the 2011 Credit Agreement are guaranteed by certain subsidiaries of the Company and, in some instances, the obligation may be secured by a pledge of 65% of the equity interests of certain foreign subsidiaries. The maturity date of the term loan and the final maturity date of any revolving loan is November 3, 2016; however, the term loan is subject to mandatory partial repayments of $40,000 on each of the first four annual anniversary dates of the funding. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type.

In connection with the execution of the 2011 Credit Agreement, the Company's prior Credit Agreement dated as of October 8, 2010, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the 2010 Credit Agreement) and the Company's Term Loan Agreement dated as of January 20, 2011, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the 2011 Term Loan Agreement), were replaced by the 2011 Credit Agreement effective as of its November 3, 2011 funding date, and all amounts outstanding thereunder were repaid from the proceeds of the 2011 Credit Agreement. The Company intends to use the remainder of the proceeds from the 2011 Credit Agreement term loan and any revolving loans for general corporate purposes

On October 26, 2011, in connection with the execution of the 2011 Credit Agreement, the Company and certain of its subsidiaries entered into a Second Amendment (the Second Amendment) to the Term Loan Agreement, dated as of April 22, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (the Term Loan Agreement). The Second Amendment conformed certain covenants in the Term Loan Agreement to the covenants contained in the 2011 Credit Agreement and made certain other conforming changes.

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

On July 26, 2011 the Company completed the acquisition of substantially all of the assets of Paddock. The Company funded the transaction using the $250,000 proceeds from the 2011 Term Loan Agreement discussed above, $212,052 of cash on hand and $85,000 from its accounts receivable securitization program. Concurrent with the signing of the Paddock acquisition agreement, the Company entered into the 2011 Term Loan Agreement. Under the terms of the the 2011 Term Loan Agreement, the term loan commitment was $250,000, which was fully funded on July 26, 2011 in conjunction with the closing of the Paddock acquisition. In connection with the execution of the 2011 Credit Agreement, the 2011 Term Loan Agreement was replaced by and deemed repaid from the proceeds of the 2011 Credit Agreement effective as of the November 3 funding date of the 2011 Credit Agreement.

On July 6, 2011, the Company’s India subsidiary executed a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for capital expenditures in one or more draws in an aggregate amount not to exceed approximately $6,000. The facility is payable in two annual installments, with the first installment due July 6, 2015 and the final installment due July 6, 2016. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% as of March 31, 2012. The Company’s India subsidiary had $4,620 outstanding on this line as of the end of March 31, 2012.

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $4,500. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.0% and 10.5% as of March 31, 2012 and June 25, 2011, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had no borrowings outstanding on this line of credit as of the end of March 31, 2012.

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

The Securitization Program is a three-year program, and under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity (SPE), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE then transfers an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At March 31, 2012, $185,000 was available under this calculation. The interest rate on any borrowings is based on a thirty-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $185,000 commitment. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program may be classified as long-term debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. As discussed above, concurrent with the closing of the Paddock acquisition on July 26, 2011, the Company borrowed $85,000 under its Securitization Program to partially fund the acquisition. The Company had no borrowings outstanding under the Securitization Program as of March 31, 2012, June 25, 2011 or March 26, 2011.

Investment Securities

The Company currently maintains a portfolio of auction rate securities (ARS) with a total par value of $18,000 and an estimated fair value of $6,570 at March 31, 2012. As a result of the tightening of the credit markets beginning in calendar 2008, there has been no liquid market for these securities for an extended period of time. While there are some recent indications that a market is starting to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict if or when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets.

The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second quarter of fiscal 2012, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized loss of $933, net of tax, in other comprehensive income in the second quarter of fiscal 2012. At March 31, 2012, these securities were recorded at a fair value of $6,570. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations

There were no material changes in contractual obligations during the third quarter of fiscal 2012.

Critical Accounting Estimates

Determination of certain amounts in the Company’s financial statements requires the use of estimates. These estimates are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances, and they are reviewed by the Audit Committee. Although the estimates are considered reasonable, actual results could differ from the estimates. A summary of the accounting estimates considered by management to require the most judgment and are critical in the preparation of the financial statements is provided in the Company's Annual Report on Form 10-K for the year ended June 25, 2011. During the first nine months of fiscal 2012, there have been no material changes in the accounting estimates previously disclosed.

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
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second quarter of fiscal 2012, the Company received an updated estimate for the current fair value of these securities and based on this estimation and other factors, the Company recorded an unrealized loss of $933, net of tax, in other comprehensive income in the second quarter of fiscal 2012. At March 31, 2012, these securities were recorded at a fair value of $6,570. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities.
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

As of March 31, 2012, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review on the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 31, 2012 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
During the first and third quarters of fiscal 2012, the Company acquired Paddock Laboratories, Inc. (Paddock) and CanAm Care, LLC (CanAm), respectively (see Note 2 - Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Paddock and CanAm from its interim evaluation of internal control over financial reporting as of March 31, 2012. The Company will incorporate these acquisitions into its annual report on internal control over financial reporting for its fiscal year-end 2013. As of March 31, 2012, Paddock and CanAm's total assets together represented approximately 14% of the Company's consolidated total assets. Paddock and CanAm's net sales together represented approximately 8% of the Company's consolidated net sales for the first nine months of fiscal 2012.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Referred to in Note 13 of the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 25, 2011 includes a detailed discussion of the Company’s risk factors. As a result of the Paddock acquisition, the Company has added the second and third risk factors listed below. Other than the items noted below, there have been no material changes during the first nine months of fiscal 2012 to the risk factors that were included in the Form 10-K.

"At Risk" launches may expose the Company to significant patent litigation.
At times, the Company may seek approval to market NDA or ANDA products before the expiration of patents for those products, based upon its belief that such patents are invalid, unenforceable or would not be infringed by its products. As a result, the Company may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, the Company may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision or while an appeal of a lower court decision is pending. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in an “at risk” launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits the Company makes from selling the generic version of the product. By electing to proceed in this manner, the Company could face substantial damages if a final court decision is adverse to the Company. In the case where a patent holder is able to prove that the Company's infringement was “willful” or “exceptional”, the definition of which is subjective, the patent holder may be awarded up to three times the amount of its actual damages. At the end of the third quarter of fiscal 2012 and following a summary judgment ruling of non-infringement, the Company launched a generic version of Mucinex® tablets (600mg) from Reckitt Benckiser prior to the expiration of the relevant patents.  The case is currently on appeal.
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

The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. The Company did not repurchase any shares in private party transactions during the third quarter of fiscal 2012. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

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

PERRIGO COMPANY
(Registrant)

Date:	May 8, 2012	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	May 8, 2012	By: /s/ Judy L. Brown
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