Form 10-K
period 2012-06-30
PERRIGO CO
filed 2012-08-16
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  YES  [X]  NO
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 30, 2011 as reported on The NASDAQ Global Select Market, was $8,435,657,798. Shares of common stock held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of August 10, 2012, the registrant had 93,504,825 outstanding shares of common stock.
Documents incorporated by reference:
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on November 6, 2012 are incorporated by reference into Part III of this Form 10-K.

PERRIGO COMPANY
FORM 10–K
FISCAL YEAR ENDED JUNE 30, 2012

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
GENERAL
Perrigo Company, established in 1887, is a leading global healthcare supplier that develops, manufactures and distributes over-the-counter ("OTC") and generic prescription ("Rx") pharmaceuticals, infant formulas, nutritional products and active pharmaceutical ingredients ("API"). The Company is the world’s largest store brand manufacturer of OTC pharmaceutical products and infant formulas. The Company’s primary markets and locations of manufacturing and logistics operations are the United States ("U.S."), Israel, Mexico, the United Kingdom ("U.K.") and Australia.
Perrigo Company operates through several wholly owned subsidiaries. In the U.S., its operations are conducted primarily through L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., Perrigo Holland, Inc., PBM Holdings, Inc., Paddock Laboratories, LLC and Perrigo Diabetes Care, LLC (formerly CanAm Care, LLC). Outside the U.S., its operations are conducted primarily through Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Galpharm Healthcare Ltd. and Orion Laboratories Pty Ltd. As used herein, references to the “Company” mean Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.
The Company’s principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan, 49010. Its telephone number is (269) 673-8451. The Company’s website address is http://www.perrigo.com, where the Company makes available free of charge the Company’s reports on Forms 10-K, 10-Q and 8-K, as well as any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These filings are also available to the public at http://www.sec.gov and http://www.isa.gov.il.
The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment. In the fourth quarter of fiscal 2010, the Company acquired PBM Holdings, Inc. ("PBM"), the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods. As a result of the acquisition of PBM, the Company began participating in new nutritional product lines. In the first quarter of fiscal 2011, the Company realigned and expanded its operating segments to include a Nutritionals segment, representing infant formulas and other nutritional products. Management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business according to these operating segments. As a result of the change in segment reporting, all historical segment information has been adjusted to conform to the new presentation.
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
In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. This business primarily sold consumer products to the Israeli market, including cosmetics, toiletries and detergents, and was previously reported as part of the Company’s Other category. The sale was completed in the third quarter of fiscal 2010. In the fourth quarter of fiscal 2012, upon satisfaction of contingency factors specified in the sale agreement, the Company received additional consideration of $8,639, which was included in discontinued operations. The final pre-tax gain on the sale of the Israel Consumer Products business was $7,238. See Note 3 of the Notes to Consolidated Financial Statements for additional information concerning the sale of Israel Consumer Products. The results of the Israel Consumer Products business prior to the sale were reported as a discontinued operation, and as a result, all consolidated financial statements in this Annual Report on Form 10-K for periods prior to the sale have been adjusted accordingly to reflect this financial statement presentation.
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

CONSUMER HEALTHCARE
The Consumer Healthcare segment is the world’s largest store brand manufacturer of OTC pharmaceutical products. This reportable segment markets a broad line of products that are comparable in quality and effectiveness to national brand products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal and smoking cessation, and secondary product categories include feminine hygiene, diabetes care and dermatological care. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin on the store brand item. Generally, the retailers’ dollar profit per unit of store brand product sold is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their annual healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico – and is developing a leadership position in Australia. The Company's market share of store brand private label OTC products has grown in recent years as new products, retailer efforts to increase consumer education and awareness and economic events have directed consumers to the value of store brand product offerings.
Significant Developments
On January 6, 2012, the Company acquired substantially all of the assets of CanAm Care, LLC ("CanAm"), a distributor of diabetes care products, located in Alpharetta, Georgia, for $39,014. The purchase price included an up-front cash payment of $36,114 and contingent consideration totaling $2,900 based primarily on the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third-party related to a certain diabetes care product. See Note 5 of the Notes to Consolidated Financial Statements regarding the valuation of the $2,900 contingent consideration. The acquisition expanded the Company's diabetic product offering within the Consumer Healthcare segment. CanAm's results of operations were recorded in the Consumer Healthcare segment beginning in the Company's third quarter of fiscal 2012.

Consumer Healthcare Business
The Company is dedicated to being the leader in developing and marketing new store brand products and has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. This staff also responds to changes in existing national brand products by reformulating existing Company products. In the OTC pharmaceutical market, certain new products are the result of changes in product status from “prescription only” (Rx) to OTC (non-prescription). These “Rx-to-OTC switches” require approval by the FDA, a process initiated by the drug innovator, through either the FDA Abbreviated New Drug Application ("ANDA") or its New Drug Application ("NDA"). As part of its strategy, the Company relies on both internal development and strategic product development agreements with outside sources. In addition, the Company also engages in contract manufacturing which focuses on partnerships with major pharmaceutical, multi-level marketing and direct-to-consumer companies by providing unique ANDA and monograph products to its contract customers to maximize sales of proprietary formulas and to utilize available capacity.
The Company is committed to consistently providing its customers with high quality products that adhere to “Current Good Manufacturing Practices” ("cGMP") regulations promulgated by the FDA and the health ministries of countries where the Company has commercial and operational presence. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.
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
The Consumer Healthcare segment currently markets over 2,100 store brand products, with over 9,000 stock-keeping units ("SKUs"), to over 800 customers. The Company considers every different combination of size, flavor, strength and dosage form (e.g., tablet, liquid, softgel, etc.) of a given item as a separate “product”. The Company also currently manufactures and markets certain products under its Good Sense® brand.

Listed below are major Consumer Healthcare product categories under which the Company markets products for store brand labels; the annual retail market size for retailers in the U.S. (according to SymphonyIRI Group); and the names of certain national brands against which the Company’s products compete.

Product Categories	Retail Market Size (Billions)	Comparable National Brands
Cough/Cold/Allergy/Sinus	$6.0	Afrin®, Allegra®, Benadryl®, Claritin®, Dimetapp®, Mucinex®, NyQuil®, DayQuil®, Robitussin®, Sudafed®, Tavist®, Theraflu®, Triaminic®, Tylenol®, Zaditor®, Zyrtec®
Gastrointestinal	$4.0	Imodium A-D®, Maalox®, MiraLAX®, Mylanta®, Pepcid® AC, Pepto Bismol®, Phillips®, Prevacid®, Prilosec OTC®, Tagamet HB®, Tums®, Zantac®
Analgesics	$3.5	Advil®, Aleve®, Bayer®, Excedrin®, Motrin®, Tylenol®
Smoking Cessation	$0.8	Nicorette®
The Company’s U.S.-based customers are major national and regional retail drug, supermarket and mass merchandise chains, including Walmart, CVS, Walgreens, Kroger, Target, Dollar General, Rite Aid, Sam’s Club and Costco, and major wholesalers, including McKesson, Cardinal Health and AmerisourceBergen.

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

In contrast to national brand manufacturers, which incur considerable advertising and marketing expenditures targeted directly to the end consumer, the Consumer Healthcare segment’s primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through its customers’ in-store marketing programs. These programs are intended to communicate store brand value to the consumer by increasing visibility of store brand products and inviting comparison to national brand products. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers’ programs. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company’s marketing efforts are also directed at new product introductions and product conversions, as well as providing market data. Market analysis and research is used to monitor trends for individual products and product categories and develop category management recommendations.
New Product Introductions and Drug Application Approvals
The Company launched various new products in fiscal 2012, most notably lansoprazole 15 mg capsules, loratadine-D 12 hour extended release tablets and minoxidil 5% foam, which compete with the national brands Prevacid® 15 mg capsules, Claritin-D®12 hour extended release tablets and Rogaine® 5% foam, respectively. Net sales related to all new products were $101,700 for fiscal 2012, $54,200 for fiscal 2011 and $65,700 for fiscal 2010. A Consumer Healthcare product is considered new if it was added to the Company’s product lines within 12 months prior to the end of the period for which net sales are being measured.

In fiscal 2012, the Company, on its own or in conjunction with partners, received approval from the FDA for five OTC drug applications. The applications were for the following products:

•	dextromethorphan polistirex suspension

•	guaifenesin extended release 600 mg tablets

•	lansoprazole 15 mg capsules

•	nicotine coated cinnamon 2 mg gum

•	nicotine coated cinnamon 4 mg gum

As of June 30, 2012, the Company, on its own or in conjunction with partners, had 11 OTC drug applications pending approval with the FDA.

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

The Company’s competition in store brand products consists of several publicly traded and privately owned companies, including brand-name pharmaceutical companies. The competition is highly fragmented in terms of both geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. Some of the Company’s competitors are Dr. Reddy’s Laboratories, Ltd., Watson Pharmaceuticals, Actavis Group hf., Aaron Industries, Inc., Ohm Laboratories, Inc., PL Developments and LNK International, Inc. The Company’s store brand products also compete with nationally advertised brand-name products. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture more store brand products or lower prices of their national brand products. Additionally, the competitive landscape has changed to where generic prescription drug manufacturers have elected to pursue OTC marketing status for products that have switched or are switching from Rx to OTC status.
NUTRITIONALS
The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, vitamin, mineral and dietary supplement ("VMS") products, and oral electrolyte solution ("OES") products to retailers, distributors and consumers primarily in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets store brand products that are comparable in quality and formulation to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended ("Formula Act"). Store brands, which are value priced and offer substantial savings to consumers, must meet the same FDA nutritional requirements as the national brands. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.
Significant Developments

In the third quarter of fiscal 2012, the Company made the decision to restructure its workforce and cease all remaining manufacturing production at its Florida facility by the end of fiscal 2012. This facility manufactured the Company's OES products that are part of the Nutritionals reporting segment. In connection with the restructuring, the Company transitioned production to a more efficient, service-oriented supply chain, and incurred restructuring charges of $7,081 and $1,674 in the third and fourth quarters of fiscal 2012, respectively. The Company does not expect to incur any additional charges related to this restructuring plan. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company's Florida restructuring plan.
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

The Nutritionals segment currently markets over 400 store brand products, with over 2,400 SKUs, to over 200 customers. The Company considers every different combination of size, flavor, formulation (e.g., milk-based, soy-based, etc.), strength and form (e.g., tablet, liquid, softgel, etc.) of a given item as a separate “product”.
Listed below are major Nutritional product categories under which the Company markets products for store brand labels; the annual retail market size for retailers in the U.S. (according to SymphonyIRI Group); and the names of certain national brands against which the Company’s products compete.

Product Categories	Retail Market Size (Billions)		Comparable National Brands
Dietary Supplements	$5.8		Centrum®, Flintstones®, One-A-Day®, Caltrate®, Osteo Bi-Flex®
Infant Formulas	$3.9	(1)	Similac®, Enfamil®, Gerber Good Start®, Earth’s Best®
Baby & Toddler Foods	$1.5		Gerber®, Beechnut®, Pedialyte®
(1) Includes Special Supplemental Nutrition Program for Women, Infants and Children ("WIC") market.
The Company’s U.S.-based customers are major national and regional retail drug, supermarket and mass merchandise chains, including Walmart, CVS, Walgreens, Kroger, Target, Sam’s Club and Costco, as well as major wholesalers, including McKesson.
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

The Nutritionals segment’s primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through its customers’ in-store marketing programs and other customer- specific vehicles. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers’ programs. Other traditional consumer marketing vehicles such as print advertising, direct mail and on-line communications are also employed to a limited extent. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. In addition to in-store marketing programs, the Nutritionals segment markets directly to consumers and healthcare professionals in an effort to drive initiation.
New Product Introductions
Net sales related to new products were $69,800 for fiscal 2012, $16,500 for fiscal 2011 and $4,500 for fiscal 2010. Fiscal 2012 new product sales primarily relate to the transition to next generation formulas within the product portfolio. A Nutritionals product is considered to be new if it was added to the Company’s product lines within 12 months prior to the end of the period for which net sales are being measured.
Competition
The market for infant formula and nutritional products is highly competitive. Competition is based on a variety of factors, including price, quality and assortment of products, customer service, marketing support and availability of and approvals for new products. The Company believes it competes favorably in these areas.
The Company’s competition in store brand products consists of several publicly traded and privately owned companies, including brand-name pharmaceutical companies. Some of the Company’s competitors for infant formula are Abbott Laboratories, Mead Johnson Nutrition Co. and Nestle S.A. (Gerber). Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture more store brand products or lower prices of their national brand products. The Company competes in the VMS area with a number of publicly traded and privately owned companies, some of which have broader product lines and larger nutrition category sales volumes than those of the Company.

PRESCRIPTION PHARMACEUTICALS
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription drugs for the U.S. market. The Company defines this portfolio as predominantly “extended topical” and specialty as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions and powders. The portfolio also includes select controlled substances, injectables, hormones, oral liquids and oral solid dosage forms.
Significant Developments
On July 26, 2011, the Company completed the acquisition of substantially all of the assets of Paddock Laboratories, Inc. ("Paddock"). After final working capital and other adjustments, the ultimate cash paid for Paddock was $546,215. Headquartered in Minneapolis, Minnesota, Paddock was a manufacturer and marketer of generic Rx pharmaceutical products. As part of closing the acquisition, the Company divested a small portfolio of generic pharmaceutical products in response to the Federal Trade Commission ("FTC") review of the transaction. The acquisition expanded the Company's generic Rx product offering, pipeline and scale. Paddock's results of operations were recorded in the Company's Rx Pharmaceuticals segment beginning in the Company's first quarter of fiscal 2012.
On September 21, 2009, the Company acquired the ANDA for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV Pharmaceutical for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. This product is the generic equivalent of Duac® gel, which is marketed by Stiefel Laboratories, and is indicated for the topical treatment of inflammatory acne vulgaris. Excluding the milestone payment, the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the first quarter of fiscal 2010 because the ANDA had not received final FDA approval at the date of acquisition. In the fourth quarter of fiscal 2012, upon successful completion of the contingency, the Company paid KV Pharmaceutical the $2,000 milestone payment, which was charged to earnings in the fourth quarter of fiscal 2012. On June 27, 2012, the Company launched this product upon receiving final FDA approval for its ANDA.
Rx Business
The Company develops, manufactures and markets primarily generic "extended topical" and other specialty prescription pharmaceuticals. Topical and specialty products are manufactured at the Company’s New York, Minnesota and Israel facilities and are also sourced from various FDA-approved third parties. The Company also manufactures certain other generic products, namely oral solids and oral liquids at its Michigan facilities. The Company’s current development areas include other delivery systems such as nasal sprays, oral liquids, injectables (with third parties) and transdermal products. Other areas of expertise include the production capabilities for controlled substance and hormonal products. Pharmaceuticals are manufactured, labeled and packaged in facilities that comply with strict regulatory standards and meet customers’ stringent requirements.
In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 100 ORx® products that are reimbursable through many health plans, Medicaid and Medicare programs. When prescribed by a doctor or other health care professional, ORx® products offer consumers safe and effective remedies that provide an affordable alternative to higher out-of-pocket costs of traditional OTC products. The Company’s ORx® strategy is to register OTC products for reimbursement through public and private health plans, as well as leverage its portfolio and pipeline of OTC products for generic substitution when appropriate.
The Rx Pharmaceuticals segment currently markets approximately 400 generic prescription products, with almost 1,000 SKUs, to approximately 300 customers. A SKU for a generic prescription product is a unique combination of the product’s package size, ingredient strength and dosage form (e.g., tablet, syrup, cream, foam, ointment, gel, etc.). The Company generally holds the ANDA or product application for the drugs that it manufactures or enters into an arrangement with the application holder for the manufacture and/or marketing of certain products.

Listed below are the major generic prescription products, including ORx® products, that the Company manufactures and/or distributes:

Generic Name	Competitive Brand-Name Drug
Adapalene cream	Differin®
Ammonium lactate cream and lotion	Lac-Hydrin®
Benzoyl peroxide gel	Benzac®
Cetirizine tablets and syrup	Zyrtec®
Ciclopirox shampoo	Loprox®
Clindamycin phosphate and benzoyl peroxide gel	Duac®
Clindamycin phosphate foam and solution	Evoclin®, CleocinT®
Clindamycin palmitate hydrochloride	Cleocin®
Clobetasol foam and lotion	Olux®, Clobex®
Econazole nitrate cream	Spectazole®
Erythromycin and benzoyl peroxide gel	Benzamycin®
Erythromycin pads	Erycette®, T-Stat®
Fluticasone ointment and cream	Cutivate®
Griseofulvin oral suspension	Grifulvin V®
Halobetasol ointment and cream	Ultravate®
Hydroquinone cream	Epiquin®
Ibuprofen oral suspension	Motrin®
Imiquimod cream	Aldara®
Ketoconazole shampoo	Nizoral®
Levocetirizine tablets	Xyzal®
Liothyronine sodium tablets	Cytomel®
Mesalamine rectal suspension enema	Rowasa®
Mometasone cream, ointment and lotion	Elocon®
Mupirocin ointment	Bactroban®
Nytatin topical powder	Mycostatin®
Omeprazole tablets	Prilosec®
Permethrin cream	Elimite®
Polyethylene glycol 3350	MiraLAX®
Salicylic acid shampoo	Salex®
Selenium sulfide shampoo	Selsun®
Sodium sulfacetamide wash	Ovace ®
Terconazole suppositories	Terazol 3®
Testosterone cypionate injection	Depo®
Tretinoin cream and gel	Retin-A®
Triamcinolone acetonide nasal spray	Nasacort® AQ

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
New Product Introductions and Drug Application Approvals
The Company recently launched several new generic or authorized generic prescription products, including ketoconazole foam, levocetirizine syrup, clobetasol lotion, epinistine HCl ophthalmic solution and clindamycin phosphate and benzoyl peroxide gel, which contain the same active ingredients present in the same dosage forms as Extina®, Xyzal®, Clobex®, Elestat® and Duac®, respectively. Net sales related to new products were approximately $35,100 for fiscal 2012, which includes $6,400 launched by the newly acquired Paddock business, $81,100 for fiscal 2011 and $34,600 for fiscal 2010. An Rx Pharmaceuticals product is considered new if it was added to the Company’s product lines within 12 months prior to the end of the period for which net sales are being measured.

In fiscal 2012, the Company, on its own or in conjunction with partners, received final approval from the FDA for eight generic prescription drug applications. The applications were for the following products:

•	acarbose tablets

•	butoconazole nitrate vaginal cream

•	calcium acetate tablets

•	clindamycin phosphate and benzoyl peroxide gel

•	desloratadine 5 mg tablets

•	epinistine ophthalmic solution

•	ketoconazole foam

•	levocetirizine syrup

As of June 30, 2012, the Company, on its own or in conjunction with partners, had 37 generic Rx drug applications pending approval with the FDA.

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
Competition
The market for generic prescription drugs is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of a branded product (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations and manufacturers of therapeutically similar drugs. Among the Company’s competitors in the topical generics market are Glenmark Generics Inc., Sandoz, Taro Pharmaceutical, Teva Pharmaceutical Industries Ltd., Tolmar, Triax Pharmaceuticals, Watson Pharmaceuticals and Zydus Pharmaceuticals, as well as brand-name pharmaceutical companies where the Company offers a generic equivalent.
The Company believes that one of its primary competitive advantages is its ability to introduce difficult to develop and/or manufacture topical and other specialty generic equivalents to brand-name drug products. Generally, these products are exposed to less competition due to the relatively longer development, clinical trial and approval processes. In addition, the Company believes it has a favorable competitive position due primarily to its efficient distribution systems, topical production economies of scale, customer service and overall reputation.
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
Many brand-name competitors try to prevent, discourage or delay the use of generic equivalents through various measures, including introduction of new branded products, legislative initiatives, changing dosage forms or dosing regimens just prior to introduction of a generic equivalent, regulatory processes, filing new patents or patent extensions, lawsuits, citizens’ petitions and negative publicity. In addition, brand-name companies sometimes launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time the first generic product is launched, depriving the generic product market exclusivity intended by the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act ("Hatch-Waxman"). For more information See Information Applicable to All Reported Segments – Government Regulation – U.S. Food and Drug Administration.

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

Significant Developments

The Company has had a long-standing commercial agreement with a customer to supply an API for use in a generic finished dosage pharmaceutical product that was launched in the fourth quarter of fiscal 2012. Due to unexpected developments in that market formation, the Company's customer was able to launch its product with 180-day exclusivity status. As a result, the Company's API operating results were positively impacted by approximately $11,000. While the Company expects to continue to recognize favorable contributions related to this agreement, it also expects the magnitude of the contribution to significantly decrease after the 180-day exclusivity period, which will end during the Company's second quarter of fiscal 2013.

Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. On February 2, 2010, the Company announced that it will exclusively supply Teva Pharmaceutical Industries Ltd. ("Teva") with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S., and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an ANDA that contained a Paragraph IV certification for Temodar®. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. On March 1, 2010, the FDA granted final approval to the Teva ANDA, but Teva did not launch the product at that time. Merck appealed the ruling and on November 9, 2010, the appeals court reversed the trial decision, preventing the launch of the Teva product. Teva filed a petition for the entire appeals court to rehear the case, and on February 29, 2011 the court denied the motion. In response, Teva filed a petition for certiorari with the United States Supreme Court that was denied, ending the litigation. By agreement between Teva and Merck, Teva will not be able to launch the product until August 2013.
In the fourth quarter of fiscal 2009, the Company evaluated the API business in the context of the expected future competitive dynamics in API and the Company’s strategic focus on specialty molecules and vertical integration. Management determined that its German API facility was no longer competitive from a global cost position. At that time, the Company did not anticipate that there would be a viable market for the sale of this facility and related operations, and accordingly, the Company planned to cease all operations at the facility during the first quarter of fiscal 2011. During the third quarter of fiscal 2010, however, the Company was approached by an external party who offered to buy the German API facility and related operations from the Company. Subsequent to the third quarter of fiscal 2010, the Company signed an agreement and closed the transaction with the third-party buyer for the sale of the German API facility and related operations. As part of its German restructuring plan, the Company incurred net charges of $6,775 and $2,049 in the third and fourth quarters of fiscal 2010, respectively. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the sale of the German API facility and related operations.
To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited ("Vedants"), an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin at the end of fiscal 2013, with shipments expected to commence in fiscal 2014, and will include certain API products currently manufactured in Israel and those that had been manufactured in

Germany.
The Company actively enters into exclusive marketing and sales agreements (dossier agreements) related to specific product formulations, for specific geographic areas, for specific periods of time. The Company recognized revenue related to certain dossier agreements of approximately $200, $500 and $9,100 in fiscal 2012, 2011 and 2010, respectively. The Company intends to continue pursuing similar types of agreements in the future.

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
The API business sells to customers who face similar regulatory oversight as the Company’s Rx Pharmaceuticals business. As a result, the API business is dependent on these customers’ ability to obtain proper product approvals and maintain regulatory compliance with the FDA, the FTC, and the U.S. Drug Enforcement Administration ("DEA"), as well as several foreign, state and local agencies in localities in which the Company’s products are sold.
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
The Company places a high priority on responding to client needs and requirements from project initiation through final production. It offers support throughout the development stage, preparation of Drug Master Files ("DMF") and assistance throughout the approval process. The API segment is supported by sales offices in the U.S. and Israel and sales agents in various other countries.
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
Letrozole

New Product Introductions
Net sales related to new products were approximately $7,100 for fiscal 2012, $32,000 for fiscal 2011, and $15,300 for fiscal 2010. Fiscal 2011 new product sales primarily relate to sales to the European market of temozolomide, which the Company launched during the third quarter of fiscal 2010. An API product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.
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
Discontinued Operations
In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. Israel Consumer Products consisted of cosmetics, toiletries, bar soaps and detergents generally sold under the Company’s brand names Careline®, Neca® and Natural Formula®. The financial results of this business, which were previously reported as part of the Company’s Other category, have been classified as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. On February 26, 2010, the Company completed the sale of its Israel Consumer Products business to Emilia Group, a subsidiary of O. Feller Holdings Ltd., for approximately $47,000, of which approximately $11,000 was contingent upon satisfaction of contingency factors specified in the agreement. In the fourth quarter of fiscal 2012, upon satisfaction of these contingency factors, the Company received additional consideration of $8,639, which was included in discontinued operations. As a result, the final pre-tax gain on the sale of the Israel Consumer Products business was $7,238. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.
Competition
The Company’s Other category operates in competitive markets. These markets are based primarily in Israel, but the Company is also subject to competition in those markets from large multi-national companies looking to expand their position in the local Israeli market. In most instances, these companies are significantly larger than the Company on a global basis with greater financial resources and product lines. The Company also has several significant product supply agreements with outside vendors. As a result, the Company’s competitive position is largely dependent on its ability to maintain these agreements. The Company believes that its competitive advantages consist of its historical knowledge of the local markets and strong local brand recognition.

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS
Research and Development
Research and development are key components of the Company’s business strategy and, while managed centrally on a global basis, are performed in various locations in the U.S. and abroad. Development for both the Consumer Healthcare and Nutritionals markets focuses on products comparable or better in formulation, quality and effectiveness to existing national brand OTC products, nutritional supplement products, infant formulas and Rx-to-OTC switch products. Development of generic prescription drugs, primarily for the U.S. market, focuses on complex formulations, many of which require costly clinical endpoint trials. Development of API for the global market also focuses on complex products with high barriers to entry. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.
Research and development spending was $105,774 for fiscal 2012, $89,250 for fiscal 2011 and $83,515 for fiscal 2010. Fiscal 2012 included incremental research and development expenses attributable to the Paddock acquisition. Fiscal 2010 included charges of $14,000 and $5,000 for the write-offs of in-process research and development related to the ANDAs acquired from KV Pharmaceuticals and Novel, respectively. The Company anticipates that research and development expenditures will increase above fiscal 2012 levels in dollar terms but remain relatively flat as a percentage of sales in the foreseeable future as the Company continues to cultivate its presence in the generic pharmaceutical market and to develop its internal research and development capabilities.
Trademarks and Patents
The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent or group of trademarks or patents.
Significant Customers
The Company believes its primary customer base aligns with the concentration of large drug retailers in the current marketplace of the retail drug industry. Walmart accounted for 20% of consolidated net sales for fiscal 2012, 22% for fiscal 2011 and 23% for fiscal 2010. Should Walmart’s current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company’s consolidated operating results and financial position. The Company does not anticipate such a change in the foreseeable future. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. The Company currently has generally good relationships with all of its customers. If the Company’s relationship with one or more of these other customers, including the terms for doing business with the customers, changes significantly, it could have a material adverse impact on the Company’s financial position and results of operations.
Manufacturing and Distribution
The Company’s primary manufacturing facilities are located in the U.S. and Israel (see Item 1A. Risk Factors – Conditions in Israel for further information). The Company also has secondary manufacturing facilities located in the U.K., Mexico and Australia, along with joint ventures located in China and India. The Company supplements its production capabilities with the purchase of product from outside sources. During fiscal 2012, the approximate average capacity utilization was 70% and 90% for the Company’s facilities in the U.S. and Israel, respectively. The capacity of some facilities may be fully utilized at certain times due to various reasons, such as customer demand, the seasonality of the cough/cold/flu season and new product launches. The Company may utilize available capacity by contract manufacturing for other companies.
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
Materials Sourcing
Affordable high quality raw materials and packaging components are essential to all of the Company’s business units due to the nature of the products it manufactures. Raw materials and packaging components are generally available from multiple suppliers. While the Company has the ability to manufacture and supply certain

API materials for the Consumer Healthcare segment, certain components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic and other factors. Supplies of certain raw materials, bulk tablets and components are limited, or are available from one or only a few suppliers. Historically, the Company has been able to react to situations that require alternate sourcing. Should alternate sourcing be required, FDA requirements placed on products approved through the ANDA or NDA process could substantially lengthen the approval of an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with substantially all of its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to its volume of purchases.

Environmental

The Company is subject to various environmental laws and regulations. The Company believes that the costs for complying with such laws and regulations will not be material to the business of the Company. The Company does not have any material remediation liabilities outstanding.

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third-party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72,500, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

Corporate Social Responsibility

The Company has a strong commitment to doing business in an ethical manner. The Company has a long history of environmentally sound and efficient operations, safe and healthy working conditions, and active participation in the communities where the Company is located.

The Company's Corporate Social Responsibility Commitment Statement highlights seven areas at the heart of its efforts:

•	Helping consumers access safe, effective and affordable healthcare products

•	Complying with regulatory and legal requirements

•	Demonstrating environmental stewardship

•	Continuously improving packaging sustainability

•	Protecting human rights of its global employees and challenging its partners to do the same

•	Providing a safe and healthy work environment for its employees

•	Establishing effective community partnerships

Through these efforts, the Company can minimize its impact on the environment, drive responsible business practices and ensure the welfare of its employees now and into the future.
Government Regulation
The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company’s products are subject to regulation by one or more U.S. agencies, including the FDA, the FTC, the DEA, the USDA and the Consumer Product Safety Commission ("CPSC"), as well as several foreign, state and local agencies in localities in which the Company’s products are sold. In addition, the Company manufactures and markets certain of its products in accordance with standards set by organizations, such as the United States Pharmacopeial Convention, Inc. ("USP") and NSF International ("NSF"). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

U.S. Food and Drug Administration
The FDA has jurisdiction over the Company’s ANDA, NDA and OTC monograph drug products, dietary supplements, infant formulas and medical food products. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage and distribution of these products.
OTC and Generic Prescription Pharmaceuticals. Many of the Company’s OTC pharmaceutical products are regulated under the OTC monograph system and subject to certain FDA regulations. OTC monographs have been established through the FDA’s OTC Review utilizing the notice-and-comment rulemaking procedures. Under the OTC monograph system, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an ANDA or NDA prior to marketing. The FDA OTC monographs include well-known ingredients and specify requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements; however, these products generally can be developed and marketed with fewer regulatory hurdles than those products that require the filing of an ANDA or NDA. It is, in general, less costly to develop and bring to market a product produced under the OTC monograph system. From time to time, adequate information may become available to the FDA regarding certain ANDA or NDA drug products that will allow the reclassification of those products as no longer requiring the approval of an ANDA or NDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC monograph system. The FDA and USP have embarked on an initiative to modernize the monograph requirements of OTC drugs. The Company is monitoring the situation and will make appropriate adjustments to remain in compliance. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.
The Company also markets generic prescription drugs and other products that have switched from prescription to OTC status through an application process initiated by the innovator company that holds the original clinical trial data. These products require approval by the FDA through its ANDA or NDA processes prior to commercialization. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing and change control, bioequivalence, packaging and labeling. The development process for a generic drug generally requires less time and expense than the development process for a new drug. For approval of an ANDA, the Company must demonstrate that the product is bioequivalent to a marketed product that has previously been approved by the FDA and that the Company’s manufacturing process meets FDA standards. The approval process for an ANDA may require that bioequivalence studies be performed using a small number of subjects in a controlled clinical environment, and for certain topical generic products, demonstration of efficacy in comparative full end-point clinical studies. Depending on the specific product, other types of studies may be required by the FDA. The median approval time for the industry currently averages over 32 months from the date an ANDA is submitted, an increase from 31 months a year ago. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes can be implemented and whether prior FDA notice and/or approval is required.
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
Under the Federal Food, Drug and Cosmetic Act ("FFDCA"), a manufacturer may obtain an additional six months (which, under certain circumstances, may be extended to one year) of exclusivity if the innovator conducts pediatric studies requested by the FDA on the product. This exclusivity will, in certain instances, delay FDA approval and the sales by the Company of certain ANDA and other products.

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
The Company’s prescription drug products that are marketed without approved applications must meet certain manufacturing and labeling standards established by the FDA. The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s September 2011 compliance policy guide, titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those marketed as unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. See further information related to regulation by the FDA in Item 1A. Risk Factors.
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
The Company submits a DMF for active pharmaceutical ingredients to be commercialized in the U.S. The DMF filings provide an efficient mechanism for FDA review while protecting the Company’s proprietary information related to the manufacturing process. The manufacturing facilities are inspected by the FDA to assess cGMP compliance. The manufacturing facilities and production procedures utilized at the manufacturing facilities must meet current FDA Good Manufacturing Practice ("GMP") standards before products may be exported to the U.S. For European markets, the Company submits a European DMF and, where applicable, obtains a certificate of suitability from the European Directorate for the Quality of Medicines. The manufacturing facilities and production procedures for API marketed in Europe must meet EU-GMP and European Pharmacopeia standards.
Infant Formula. The FDA’s Center for Food Safety and Applied Nutrition is responsible for the regulation of infant formula. The Office of Nutritional Products, Labeling and Dietary Supplements ("ONPLDS") has program responsibility for infant formula, while the Office of Food Additive Safety ("OFAS") has program responsibility for food ingredients and packaging. The ONPLDS evaluates whether the infant formula manufacturer has met the requirements under the FFDCA and consults with the OFAS regarding the safety of ingredients in infant formula and of packaging materials for infant formula.

All manufacturers of pediatric nutrition products must begin with safe food ingredients, which are either generally recognized as safe or approved as food additives. The specific requirements for infant formula are governed by the Formula Act. The purpose of the Formula Act is to ensure the safety and nutrition of infant formulas, including minimum, and in some cases, maximum levels of specified nutrients.

Once an infant formula product is formulated, the manufacturer must provide regulatory agencies assurance of the nutritional quality of that particular formulation before marketing the infant formula. The FDA has established requirements for certain labeling, nutrient content, and manufacturer quality control procedures (to assure the nutrient content of infant formulas), as well as for company records and reports. A manufacturer must notify the FDA 90 days before the marketing of any infant formula that differs fundamentally in processing or in composition from any previous formulation produced by the manufacturer. The FDA currently is finalizing revised good manufacturing practices, quality control procedures, quality factors, notification requirements, and reports and records, for the production of infant formulas. The Company is monitoring the situation and will make appropriate adjustments to remain in compliance.
In addition, as part of its responsibility to implement the provisions of the FFDCA, the FDA continuously monitors infant formula products. The FFDCA requires infant formula manufacturers to test product composition during production and shelf-life, to keep records on production, testing and distribution of each batch of infant formula and to use good manufacturing practices and quality control procedures. In addition, the FFDCA requires infant formula manufacturers to maintain records of all complaints, some of which are reviewed to reveal the possible existence of a health hazard. The FDA conducts yearly inspections of all facilities that manufacture infant formula. The FDA also inspects new facilities during early production runs. As part of the inspection, the FDA collects and analyzes samples of infant formula.
Dietary Supplements. The Dietary Supplement Health and Education Act of 1994 ("DSHEA") amended the FFDCA to, among other things: (1) define dietary supplements and dietary ingredients, (2) require ingredient and nutrition labeling for dietary supplements, (3) permit “structure/function” statements for dietary supplements, (4) permit the display of certain published literature where supplements are sold, (5) authorize the FDA to establish GMPs specifically for dietary supplements, and (6) require the submission of New Dietary Ingredient notification to the FDA.
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
U.S. Drug Enforcement Administration
The DEA regulates certain drug products containing controlled substances, such as morphine, hydromorphone, opium, and List I chemicals, such as pseudoephedrine, pursuant to the federal Controlled Substances Act ("CSA"). The CSA and DEA regulations impose specific requirements on manufacturers and other entities that handle these substances including registration, recordkeeping, reporting, storage, security and distribution. Recordkeeping requirements include accounting for the amount of product received, manufactured, stored and distributed, as well as yield losses. Companies handling either controlled substances or List I chemicals are also required to maintain adequate security and to report suspicious orders, thefts and significant losses. The DEA periodically inspects facilities for compliance with the CSA and its regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties.
The Company is subject to the requirements of the CSA and DEA regulations in the handling of any controlled substances in schedules II – V or any of the List I chemicals identified in the CSA. Specifically, the Company is subject to regulation in the commercial manufacture and distribution of products containing the List I drug pseudoephedrine and products containing the schedule II drugs morphine, hydromorphone and opium. As a result of a series of amendments to the CSA, the DEA has imposed increased restrictions on the manufacture and distribution of pseudoephedrine products. For example, the Comprehensive Methamphetamine Control Act of 1996 was enacted to authorize the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine ("PPA"). While certain of the Company’s OTC drug products contain pseudoephedrine, which is a common ingredient in decongestant products, the Company’s U.S. products contain neither ephedrine nor PPA.
In addition, the Reauthorization Act of 2005, signed into law on March 9, 2006, prevented the existing provisions of the Patriot Act from expiring and also included the Combat Methamphetamine Epidemic Act. This law further amended the CSA and provided additional requirements with respect to the manufacture, distribution and sale of pseudoephedrine products. Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine or PPA (List I chemical products). The CSA also imposed import and procurement quotas for List I chemicals, including pseudoephedrine.
The CSA, as amended, also imposed daily restrictions on the amount of List I chemical products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of List I chemical products a consumer may purchase (9.0 grams) over a 30-day period. Further, effective September 30, 2006, the CSA requires that (a) retail sellers maintain a logbook that tracks the sales of List I chemical products to individuals, and (b) purchasers provide valid identification in order to purchase List I chemical products. Many states have also enacted legislation regulating the manufacture and distribution of pseudoephedrine products. The Company is subject to these state requirements as well.
Medicaid Drug Rebate Program and Other Drug Pricing Programs
Federal law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available to the states for the manufacturer’s drugs under Medicaid and Medicare Part B, must enter into a rebate agreement to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The Centers for Medicare and Medicaid Services ("CMS") is responsible for administering the Medicaid rebate agreements between the federal government and pharmaceutical manufacturers. Rebates are due on the utilization of Medicaid managed care organizations, as well as under fee-for-service arrangements.
Drug manufacturers’ Medicaid rebate agreements, which are between each manufacturer and the Secretary of Health and Human Services, provide that the drug manufacturer will remit rebates to each state Medicaid agency on a quarterly basis. Those rebates are based on pricing data reported by manufacturers to CMS, including Average Manufacturer Price ("AMP"), which is reported on a monthly and quarterly basis, and, in the case of innovator products, Best Price, which is reported on a quarterly basis. Health reform legislation changed the definition of AMP effective the fourth quarter of calendar 2010. Pursuant to the same legislation, effective for rebate periods beginning with the first quarter of calendar 2010, the rebate formulas used to determine the minimum rebate amounts due are as follows: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 13% of the AMP for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the Best Price for that same quarter. This rate is 17.1% for innovator drugs approved exclusively for pediatric indications, as well as for certain clotting factors. Manufacturers also pay an additional rebate on innovator drugs where price increases since launch have outpaced inflation.
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
As described herein, CMS rules require pharmaceutical companies to calculate and report the AMP to CMS on a monthly as well as a quarterly basis. In addition to using this information to calculate rebates, CMS uses AMP to calculate a type of federal ceiling on reimbursement rates for multiple source drugs to pharmacies under the Medicaid program, known as the federal upper limit ("FUL"). Prior to using AMP, CMS typically used the Average Wholesaler Price ("AWP") or Wholesaler Acquisition Cost ("WAC") in the calculation of FULs. As discussed herein, health reform legislation enacted in 2010 amended the statutory definition of AMP and also amended the definition of "multiple source drug” in a manner that materially affects the calculation of FULs. CMS has begun posting draft FUL reimbursement files on the CMS website that are calculated based on the requirements of the health reform legislation. Currently, the FUL reimbursement files are for review and comment only; however, CMS has announced that it plans to publish final FULs after a period of releasing them in draft format. CMS issued a proposed rule in February 2012 that provided guidance on the revised AMP definition and calculation of FULs but has not issued a final rule. Separately, under existing statutory authority granted by the Deficit Reduction Act of 2005, CMS announced this year that it will begin collecting retail survey price information from retail community pharmacies to generate publicly available pricing files. CMS expects that the pricing files will provide state Medicaid agencies with an array of covered outpatient drug prices concerning retail pharmacy acquisition costs and consumer purchase prices and that state agencies can use this information to compare their own reimbursement and pricing methodologies and rates to those derived from the surveys. CMS has not yet begun posting this retail survey price information. The Company does not know how the new methodologies for calculating AMP and FULs or the retail survey price information will affect the Company's pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. The Company cannot predict how the sharing of weighted average monthly AMP data and retail survey prices may impact competition in the marketplace.
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

Additional Federal and State Regulation
The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, ordering, or arranging for the purchase or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations of the Company’s products may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Since 2009, several pharmaceutical and other health care companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of activities that have been alleged to have caused the submission of false claims to federal health care programs, including providing free product to customers with the expectation that the customers would bill federal programs for the product and marketing of products for unapproved, and thus non-reimbursable, uses. The Company’s activities relating to the sale and marketing of its products may be subject to scrutiny under these laws.
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
Consumer Product Safety Commission
Under the Poison Prevention Packaging Act ("PPPA"), the CPSC has authority to require that certain dietary supplements and certain pharmaceuticals have child-resistant packaging to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring iron-containing dietary supplements and various pharmaceuticals to have child resistant packaging, and has established rules for testing the effectiveness of child-resistant packaging and for ensuring senior adult effectiveness.
The Consumer Product Safety Improvement Act of 2008 ("CPSIA") amended the Consumer Product Safety Act ("CPSA") to require that the manufacturer of any product that is subject to any CPSC rule, ban, standard or regulation certify that based on a reasonable testing program the product complies with CPSC requirements. This certification applies to pharmaceuticals and dietary supplements that require child-resistant packaging under the PPPA. The CPSC lifted the stay of enforcement of the certification requirement and the regulation has been in effect since February 9, 2010.
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

State Regulation
Most states regulate foods and drugs under laws that generally parallel federal statutes. The Company is also subject to other state consumer health and safety regulations that could have a potential impact on the Company’s business if the Company is ever found to be non-compliant. Additionally, logistics facilities that distribute generic prescription and OTC drugs are required to be registered with certain states. License requirements and fees vary by state.
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

NSF International
NSF is an independent, not-for-profit, non-governmental organization providing risk management services for public health and safety. Its services include standards development, product certification, safety audits, management systems registration and education programs. NSF is accredited by the American National Standards Institute ("ANSI"), the Occupational Safety and Health Administration and the Standards Council of Canada. These accreditations attest to the competency of services provided by NSF and compliance with established national and international standards for third-party certification.
The NSF Dietary Supplement Certification Program enables manufacturers to become independently registered by NSF as conforming to voluntary standards that provide a system of processes, procedures and documentation to assure the product produced has the strength, composition, quality and purity represented on the product label. The Company’s facilities manufacturing dietary supplements have earned NSF GMP recognition. The Company also has over 70 store brand products certified under NSF/ANSI Standard 173 for dietary supplement products.
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
The Company manufacturers, packages and distributes hospital supplies and Rx pharmaceutical, OTC pharmaceutical and nutritional products in Australia. The manufacturing, processing, formulation, packaging, labeling, testing, advertising and sales of these products are subject to regulation by one or more Australian agencies, including the Therapeutic Goods Administration ("TGA").

The Company manufactures and markets certain of its products in accordance with standards set by organizations such as the European Directorate of Quality Medicine ("EDQM"). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

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

Employees
As of August 10, 2012, the Company had approximately 8,800 full-time and temporary employees worldwide, located as follows:

Country	Total Number of Employees	Number of Employees Covered by Collective Bargaining Agreements
U.S.	5,750	340
Israel	1,200	550
Mexico	1,050	650
U.K.	550	—
Rest of the world	250	—

Item 1A.	Risk Factors.
The Company operates in a highly regulated industry. An inability to meet current or future regulatory requirements could have a material adverse effect on the Company’s business, financial position and operating results.
Several U.S. and foreign agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising and sale of the Company’s products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standards organizations. Should the Company or one of its third-party service providers used in the development or commercialization of products fail to adequately conform to these regulations and guidelines, there may be a material adverse impact on the operating results of the Company. Packaging, labeling or marketing changes mandated by the FDA or state and local agencies can have a material adverse impact on the results of operations of the Company. In particular, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California's electronic pedigree requirement is scheduled to take effect in January 2015. Compliance with California and future federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens.
Required changes could also be related to safety or efficacy issues. Similarly, the failure by the Company or one of its suppliers to comply with manufacturing, quality and testing guidelines and regulations could have a significant adverse impact on the Company’s operating results. There is also the risk that the FDA could require the Company to audit or repeat prior bioequivalence or clinical studies or the FDA could change or withdraw the approval governing such products, which could have a material adverse impact on the results of the Company’s operations. The Company believes that it generally has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company’s ability to bring new and current products to market could be impeded. See Item 1. Business – Government Regulation.
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
The Company’s prescription drug products that are marketed without approved applications must meet certain manufacturing and labeling standards established by the FDA. The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s September 2011 compliance policy guide, titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those marketed as unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. The Company believes that so long as it complies with applicable manufacturing and labeling standards, it will be in compliance with the FDA’s current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual product or group of products. If the FDA were to take a contrary position, the Company may be required to seek FDA approval for these products or withdraw such products from the market. For fiscal 2012, the Company’s annual sales for such unapproved products were approximately $40,000.
The Nonprescription Drug Advisory Committee met in December 2007 to discuss the efficacy of phenylephrine, an active ingredient used in various cough and cold products as a nasal decongestant. The advisory committee vote recommended that available data “is supportive” of the efficacy of phenylephrine at 10 milligrams. In addition, the advisory committee recommended additional evidence to support the efficacy of a 10 milligram dose of phenylephrine. The recommendations by the advisory committee are not binding on the FDA. It is not known at this time what, if any, further action the FDA or industry will take in response to recommendations of the advisory committee. In fiscal 2012, products containing phenylephrine generated revenues of approximately $101,000. Certain actions by the FDA, such as mandating label and packaging changes, could have an adverse effect on the operating results of the Company.

In October 2007, the FDA convened a joint meeting of the Pediatric and Nonprescription Drugs Advisory committees to discuss the safety and efficacy of OTC cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. On October 8, 2008, the FDA issued a statement supporting the voluntary action of the Consumer Healthcare Product Association ("CHPA"), of which the Company is a member, to modify product labels for consumers of OTC cough and cold medicines to state “do not use” in children under four years of age. The Company completed the CHPA recommended revisions to all OTC cough and cold products in April 2010. The FDA has not issued any further guidance about the labeling of OTC cough and cold medicines in children two years of age and older. Sales of the Company’s pediatric cough and cold products could be adversely affected by recommendations resulting from this review.
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
Acetaminophen – The Company manufactures several products that contain the active ingredient acetaminophen, which is indicated as an analgesic. In June 2009, the FDA held a public advisory committee meeting to discuss how to address the potential for liver injury related to the risk of overdose of acetaminophen in both OTC and Rx products. The FDA expressly stated that the risk of developing liver injury to the individual patient who uses the drug according to directions is extremely low and that it is not seeking to remove acetaminophen from the market. However, due to the extensive use of acetaminophen-containing products, the FDA sought guidance from several advisory committees regarding measures to reduce the potential for liver injury associated with acetaminophen use. Measures discussed include, but were not limited to, reducing the maximum single-dose and daily-dose, reducing packaging sizes, and increasing consumer educational efforts regarding such products. At a May 2011 meeting of the FDA's Nonprescription Drugs Advisory Committee and Pediatric Advisory Committee to review efforts to reduce medication errors around the use of single-ingredient pediatric acetaminophen, the FDA joint committees unanimously voted: (1) in support of the addition to the label of weight-based dosing for children ages two to twelve; (2) that the pharmacokinetic ("PK"), safety and efficacy data would be required to support the addition of new label directions for children six months to two years of age; and (3) that the new labeling for children six months to two years of age include the indication for fever reduction. The committees did not support an indication in labeling for children six months to two years of age for relief of pain; this indication is currently included for children over two years of age. The FDA is reviewing the input it received from the advisory committees and additional comments submitted through the docket. In fiscal 2012, products containing acetaminophen generated revenues of approximately $216,000 for the Company. The Company cannot predict whether the FDA will adopt any recommendations of the advisory committees regarding the sale and use of acetaminophen or whether any such recommendations, if adopted by the FDA, would impact future revenues attributable to these products.
Pseudoephedrine – The Company produces a number of products that contain the active ingredient pseudoephedrine ("PSE"), which is indicated as a nasal decongestant. PSE has been under scrutiny as an ingredient illegally used to produce methamphetamine. To address this concern, legislation has been enacted at the federal level restricting the sales of PSE products (i.e., Combat Methamphetamine Epidemic Act) and authorizing the DEA to place quotas on the amounts of PSE raw material that can be procured (i.e., the Controlled Substances Act). At the state level, a number of states have introduced or passed legislation placing additional restrictions on the sale of PSE products. In addition, the states of Oregon and Mississippi have moved PSE products to Rx status; many localities have passed similar legislation and a few other states have considered moving PSE products to Rx status. Sales of PSE products could be adversely affected by action at the state or federal level to place additional restrictions on the sale of PSE products.

Dextromethorphan – The Company manufactures several products that contain the active ingredient dextromethorphan, which is indicated for cough suppression. Dextromethorphan has come under scrutiny because of its potential to be abused. Some states have introduced legislation that, if passed, could require restricted access to dextromethorphan in finished dosage forms. Such legislation placing age restrictions on the purchase of OTC products containing dextromethorphan was passed at the local level by Suffolk County, New York; Westchester County, New York; Nassau County, New York and by the City of Jerseyville, Illinois. At least one state has passed legislation restricting the sale of bulk dextromethorphan.
Legislation has been unsuccessfully introduced at the federal level over the past few sessions of Congress that, if enacted, generally would have prohibited the bulk sale of dextromethorphan and would have imposed a federal age limit of 18 years old in order to purchase finished products containing dextromethorphan. It is possible that any of the states or the federal government could introduce and pass legislation imposing additional or different restrictions on the sale of dextromethorphan in finished dosage form, such as requiring a minimum age to purchase product. The Company cannot predict whether any of the proposed legislation will be passed or, if it is passed, its impact on future revenues attributable to these products.
The FDA held a meeting of the Drug Safety and Risk Management Advisory Committee on September 14, 2010 to discuss the potential abuse of the drug dextromethorphan and the public health benefits and risks of dextromethorphan use as a cough suppressant in prescription and nonprescription drug products. In a 15-9 vote, an FDA advisory panel voted not to restrict dextromethorphan cough medications to prescription-only. It is possible that the FDA could still recommend in the future that dextromethorphan containing products be considered a scheduled substance, which would remove their status as an OTC product. The Company cannot predict the likelihood of such activity by the FDA or any adverse impact such activity it may have on the Company’s results of operations. In fiscal 2012, products containing dextromethorphan generated revenues of approximately $100,000.

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
The Company is dependent upon consumers’ perception of the safety and quality of its products. Negative consumer perception may arise from media reports, product liability claims, regulatory investigations or recalls, regardless of whether such media reports, claims, investigations or recalls involve the Company or its products. The mere publication of information asserting defects in products or ingredients could have a material adverse effect on the Company, regardless of whether such information is scientifically supported or concerns the Company’s products or the raw materials used in the Company’s products. For example, any major outbreak of any illness or disease in cows could lead to a serious loss of consumer confidence in, and demand for, dairy products, including the Company’s infant formula products. Adverse publicity about these types of concerns, whether valid or not, may negatively impact consumer perceptions and may discourage consumers from buying one or more of the Company’s products, such that the Company’s sales may decline and the Company may suffer losses in its business.
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
Federal law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available to the states for the manufacturer’s drugs under Medicaid and Medicare Part B, must enter into a rebate agreement to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The CMS is responsible for administering the Medicaid rebate agreements between the federal government and pharmaceutical manufacturers. Rebates are due on the utilization of Medicaid managed care organizations, as well as under fee-for-service arrangements.
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
As described herein, CMS rules require pharmaceutical companies to calculate and report the AMP to CMS on a monthly as well as a quarterly basis. In addition to using this information to calculate rebates, CMS uses AMP to calculate a type of federal ceiling on reimbursement rates for multiple source drugs to pharmacies under the Medicaid program, known as the federal upper limit ("FUL"). Prior to using AMP, CMS typically used the Average Wholesaler Price ("AWP") or Wholesaler Acquisition Cost ("WAC") in the calculation of FULs. As discussed herein, health reform legislation enacted in 2010 amended the statutory definition of AMP and also amended the definition of "multiple source drug” in a manner that materially affects the calculation of FULs. CMS has begun posting draft FUL reimbursement files on the CMS website that are calculated based on the requirements of the health reform legislation. Currently, the FUL reimbursement files are for review and comment only; however, CMS has announced that it plans to publish final FULs after a period of releasing them in draft format. CMS issued a proposed rule in February 2012 that provided guidance on the revised AMP definition and calculation of FULs but has not issued a final rule. Separately, under existing statutory authority granted by the Deficit Reduction Act of 2005, CMS announced this year that it will begin collecting retail survey price information from retail community pharmacies to generate publicly available pricing files. CMS expects that the pricing files will provide state Medicaid agencies with an array of covered outpatient drug prices concerning retail pharmacy acquisition costs and consumer purchase prices and that state agencies can use this information to compare their own reimbursement and pricing methodologies and rates to those derived from the surveys. CMS has not yet begun posting this retail survey price information. The Company does not know how the new methodologies for calculating AMP and FULs or the retail survey price information will affect the Company's pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. The Company cannot predict how the sharing of weighted average monthly AMP data and retail survey prices may impact competition in the marketplace.
If the Company is unable to successfully obtain the necessary quota for controlled substances and List 1 chemicals, there is risk of delayed product launches or failure to meet commercial supply obligations. If the Company is unable to comply with regulatory requirements for controlled substances and List 1 chemicals, the DEA may take regulatory actions, resulting in temporary or permanent interruption of distribution, withdrawal of products from the market or other penalties.
Controlled substances and List 1 chemicals are subject to DEA regulation under the Controlled Substances Act. DEA quota requirements can limit the amount of controlled substance drug products a manufacturer may produce, the amount of API it may use to manufacture those products and the amount of controlled substance products a packager may package. If the Company is unable to successfully obtain the quota amounts, there is the risk of delayed launches or failure to meet commercial supply obligations. In addition, failure to comply with the above laws and requirements can result in enforcement action that could have a material adverse effect on the Company's business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.
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
If the Company cannot continue to rapidly develop, manufacture and market innovative products that meet customer requirements for performance, safety and cost effectiveness, it may lose market share and its revenues may be negatively impacted.
The Company’s future results of operations depend, to a significant degree, upon its ability to successfully commercialize additional OTC and generic prescription drugs and/or innovative pharmaceuticals, infant formulas and API. All pharmaceutical products must meet regulatory standards and/or receive regulatory approvals. The Company must prove that the OTC ANDA or NDA and generic prescription products are bioequivalent to their branded counterparts, which typically requires bioequivalency studies or even more extensive clinical trials to demonstrate efficacy of topical products. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, may not pass required bioequivalence studies, may be the subject of intellectual property challenges, necessary regulatory approvals may not be obtained in a timely manner, if at all, and the Company may not be able to successfully and profitably produce and market such products. Delays in any part of the process or the Company’s inability to obtain regulatory approval of its products (including products developed by others to which the Company has exclusive marketing rights) could adversely affect operating results by restricting or delaying its introduction of new products. Even upon the successful development of a product, the Company’s customer’s failure to launch a product could adversely affect operating results. The FDA could impose higher standards and additional requirements, such as requiring more supporting data and clinical data than previously required, in order to gain FDA clearance to launch new formulations in to the market. Continuous introductions of new products and product categories are critical to the Company’s business. Product margins may decline over time due to the products’ aging life cycles, changes in consumer choice or developments in drug delivery technology. Therefore, new product introductions are necessary for maintenance of the Company’s current financial condition, and if the Company fails to introduce and market new products, the effect on its financial results could be materially adverse.
The Company’s investment in research and development is expected to increase above recent levels due to the Company’s ongoing broadening of its OTC ANDA or NDA, generic prescription and specialty API product portfolio, as well as several opportunities for new products that are switching from Rx to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party in order to generate new products of this type is a critical element of the Company’s long-term plans. Should the Company fail to attract qualified employees, successfully develop products in a timely manner, or enter into reasonable agreements with third parties, long-term sales growth and profit would be adversely impacted.
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
The Company maintains several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect the Company’s ability to ship the related product in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with the Company’s higher volume or more profitable products. Even where alternative sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of revenues. As a result, the loss of a single-source supplier could have a material adverse effect on the Company’s results of operations.
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
The Company’s infant formula products require certain key raw ingredients that are derived from raw milk, such as skim milk powder, whey protein powder and lactose. The Company’s supply of raw milk may be limited by the ability of individual dairy farmers and cooperatives to provide raw milk in the amount and quality necessary to meet the needs of the Company’s infant formula product category. Raw milk production is influenced by factors beyond the Company’s control, including: (1) seasonal factors, such as dairy cows producing more milk in temperate weather than hot or cold weather, and extended unseasonably hot or cold weather potentially leading to lower than expected supplies; (2) environmental factors, such as the volume and quality of milk produced by dairy cows being linked closely to the quality of nourishment provided by the surrounding environment; (3) governmental agricultural and environmental policy, such as government grants, subsidies, land provisions, technical assistance, and other agricultural and environmental policies having a direct effect on the viability of individual dairy farmers and dairy farmer cooperatives and the number of dairy cows and quantities of milk they are able to produce; and (4) global demand for milk and key ingredients derived from milk. The Company cannot guarantee that there will be sufficient supplies of these key ingredients derived from raw milk. Any disruption in the supply of these key ingredients derived from raw milk could adversely and materially impact the Company’s infant formula product category.

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
From time to time, the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters, workers’ compensation, product liability, environmental remediation issues and state or federal regulatory issues. See Note 15 of the Notes to the Consolidated Financial Statements. Litigation is unpredictable and can be costly. No assurance can be made that litigation will not have a material adverse effect on the Company’s financial position or results of operations in the future. Similarly, judicial decisions in proceedings to which the Company is not a party may result in the setting of legal precedent that could affect the future operation of the Company’s business. In addition, the Company may face environmental exposures including, for example, those relating to discharges from and materials handled as part of its operations, the remediation of soil and groundwater contaminated by hazardous substances or wastes, and the health and safety of its employees. While the Company does not have any material remediation liabilities currently outstanding, the Company may in the future face liability for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its currently or formerly owned property, or from a third party disposal facility that it may have used, without regard to whether the Company knew of, or caused, the presence of the contaminants. The actual or alleged presence of, or failure to remediate properly, these substances could have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. There can be no assurance that environmental liabilities and costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
A number of factors may adversely impact the Company's future effective tax rates, such as income tax rate changes by governments; the jurisdictions in which the Company's profits are determined to be earned and taxed; changes in the valuation of the Company's deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to the Company's interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings with respect to which the Company has not previously provided for U.S. taxes. A change in the Company's effective tax rate due to any of these factors may adversely impact the Company's future results from operations. Also, changes in tax laws could have a material adverse effect on the Company’s ability to utilize cash in a tax efficient manner.

Because the Company depends upon certain customers for a significant portion of its sales, the Company’s sales and income would be adversely affected by a disruption of its relationship with these customers or any material adverse change in these customers' business.
The Company believes its primary customer base aligns with the concentration of large drug retailers in the current marketplace of the retail drug industry. Sales to the Company’s largest customer, Walmart, comprised approximately 20% of fiscal 2012 net sales. Should Walmart’s current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company’s financial position and results of operations. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. If the Company’s relationship with one or more of these other customers, including the terms for doing business with the customers, changes significantly, it could have a material adverse impact on the Company’s financial position and results of operations.
Changes in supply relationships with the Company’s customers, such as alternate sources for products, withholding new product introductions and/or development of customer store brand programs, could have a material adverse impact on the Company’s financial position and results of operations.
Maintaining the supply relationships with the Company’s customers is critical to its success. If the Company is unable to deliver to expected customer service levels, customers may choose to assess penalties, obtain alternate sources for products, withhold new product introductions and/or end the relationship with the Company. The success in recent years of private label marketing programs has increased large retailers’ attention to the importance of their store brand programs, and as a result, many are dedicating significant resources to auditing supplier compliance with their quality, ethical and service standards. Customers may limit the level of product sourcing with the Company in protection of the customer’s own interests. Any or all of these factors could have a material adverse impact on the Company’s financial position and results of operations.
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
The current global economic conditions may adversely impact the Company’s liquidity and financial condition.
The economies of the United States and the other countries in which the Company produces and markets its products continue to be affected by the economic conditions that began with the financial and credit liquidity crisis in late 2008. Although economic conditions have improved during fiscal 2011 and fiscal 2012, there continues to be significant uncertainty as to whether this improvement is sustainable. Furthermore, geopolitical issues, sovereign debt issues, and the depressed state of global real estate markets have contributed to increased market volatility. Continued market volatility could adversely affect the Company’s stock price, liquidity and overall financial condition.
The Company’s customers and suppliers may be adversely affected by a worsening of the current economic conditions. Although the Company actively reviews the credit worthiness of its customers and suppliers, the Company cannot fully predict to what extent its customers and suppliers may be negatively impacted and thus to what extent the Company’s operations would be affected.
The Company invests cash and cash equivalents primarily in demand deposits and other short-term instruments with maturities of three months or less at the date of purchase. Since the advent of the global financial crisis in the first calendar quarter of 2008, the Company has maintained a balance between objectives of safety of principal, liquidity and return by investing primarily in U.S., federal, state and local government obligations, direct obligations of local sovereign governments and in bank obligations of the Company’s credit banks meeting a minimum third-party credit rating standard. The value of the Company’s assets, including securities held for investment, may be adversely affected by a worsening of the current economic conditions.

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
The Company also evaluates the performance of all operating business units against a “return on invested capital” ("ROIC") threshold. Underperforming assets typically have a specific period to improve performance before other strategic alternatives are considered. The Company’s inability to successfully divest or sell assets in a timely manner could have a negative effect on its operations. In addition, the process of divestitures could cause strains on the ongoing operations of the Company.
Third-party patents and other intellectual property rights may limit the Company’s ability to bring new products to market and may subject the Company to potential legal liability. The failure to bring new products to market in a timely manner without incurring legal liability could cause the Company to lose market share and its operating results may suffer.
The Company’s ability to bring new products to market is limited by certain patent, trademark and trade dress factors including, but not limited to, the existence of patents protecting brand products for all business segments and the regulatory exclusivity periods awarded on products. The cost and time to develop these prescription and switch products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. The Company may have to defend against charges that it violated patents or proprietary rights of third parties. The Company’s defense against charges that it infringed third-party patents or proprietary rights could require the Company to incur substantial expense and to divert significant effort of its technical and management personnel. If the Company is found to have infringed on the rights of others, it could lose its right to develop or manufacture some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.
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
In the third quarter of fiscal 2011, Israel enacted new tax legislation. This legislation reduced the effective tax rate for qualifying entities to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter. Two of the Company's entities elected the new legislation for years beginning after fiscal 2011. Therefore, the above risk is only applicable for the Company for fiscal years 2011 and 2010 as statutes remain open for these years.
A significant disruption at any of the Company’s main manufacturing facilities could materially and adversely affect the Company’s business, financial position and results of operations.
The Company’s U.S. operations are concentrated in Michigan, Minnesota, South Carolina, New York, Vermont, and Ohio. Approximately 81% of the Company’s revenues are related to these manufacturing facilities. The Company has concentrated manufacturing facilities in Israel, which comprise approximately 12% of the Company’s revenues. A significant disruption resulting from, but not limited to, fire, tornado, storm, flood, cyber attacks, material supply, insufficient quality, or pandemic at any of the Company’s facilities could impair its ability to develop, produce and/or ship products on a timely basis, which could have a material adverse effect on the Company’s business, financial position and operating results.
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
The Company tests goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company’s testing in the 2012 fiscal year resulted in no impairment charges related to goodwill and indefinite-lived intangible assets.
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
The Company, like retailers and other distributors and manufacturers of products that are ingested, is exposed to product liability claims in the event that, among other things, the use of its products results in injury. There is no assurance that product liability insurance will continue to be available to the Company at an economically reasonable cost (or at all for certain products) or that the Company’s insurance will be adequate to cover liability that the Company incurs in connection with product liability claims. See Note 15 of the Notes to Consolidated Financial Statements for more information relating to Legal Proceedings.
The Company's business requires continuous capital investments and there can be no assurance that financial capital will always be available on favorable terms or at all. In some instances, the Company may determine to issue additional shares of capital stock in order to meet its capital needs, which would dilute existing shareholders' ownership.
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
The Company has various maturity dates associated with its credit facilities, senior notes and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of its indebtedness. Further, there is no assurance that future refinancing or renegotiation of the Company’s senior credit facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms.
If the Company decides to seek additional capital through the issuance of additional shares of common stock, existing shareholders' ownership may be diluted.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
The following is a list of the primary facilities owned or leased by the Company and the segment(s) that are generally supported by the facility as of August 10, 2012:

Location	No. of Facilities	Approx. Square Footage		Segments
		Owned	Leased
Michigan	29	2,145,000	718,000	Consumer Healthcare, Nutritionals, Rx Pharmaceuticals
New York	3	—	267,000	Consumer Healthcare, Rx Pharmaceuticals
South Carolina	3	200,000	560,000	Nutritionals
Ohio	1	95,000	—	Nutritionals
Vermont	4	220,000	101,000	Nutritionals
Georgia	1	—	11,000	Consumer Healthcare
Virginia	10	—	40,000	Nutritionals
Minnesota	3	200,000	105,000	Rx Pharmaceuticals
Barnsley, U.K.	1	—	100,000	Consumer Healthcare
Braunton, U.K.	1	223,000	—	Consumer Healthcare
Ramos Arizpe, Mexico	5	327,000	139,000	Consumer Healthcare, Nutritionals
Guadalajara Jalisco, Mexico	4	59,000	23,000	Consumer Healthcare
Toluca, Mexico	1	—	23,000	Consumer Healthcare
Mexico City, Mexico	1	—	7,000	Consumer Healthcare
Shanghai, China	2	—	6,000	Nutritionals
Balcatta, Western Australia	1	37,000	—	Consumer Healthcare
Baulkham, New South Wales	1	—	18,000	Consumer Healthcare
Maharashtra, India	1	240,000	—	API
Hyderabad, India	1	—	8,000	Consumer Healthcare
Yeruham, Israel	1	270,000	—	Rx Pharmaceuticals
B’nei-Brak, Israel	3	—	106,000	Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic Products(1), API
Ramat Hovav, Israel	1	750,000	—	API
Tel Aviv, Israel	1	—	10,000	API
Petach Tikva, Israel	1	110,000	—	Israel Pharmaceuticals and Diagnostic Products(1)

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

Item 3.	Legal Proceedings.

Information regarding the Company's current legal proceedings is presented in Note 15 of the Notes to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.

Not applicable.

Additional Item.	Executive Officers of the Registrant.
The executive officers of the Company and their ages and positions as of August 10, 2012 were:

Name	Age	Position
Judy L. Brown	44	Executive Vice President and Chief Financial Officer
Thomas M. Farrington	55	Senior Vice President and Chief Information Officer
John T. Hendrickson	49	Executive Vice President, Global Operations and Supply Chain
Scott F. Jamison	56	Executive Vice President, General Manager of Nutritionals
Todd W. Kingma	52	Executive Vice President, General Counsel and Secretary
Sharon Kochan	44	Executive Vice President and General Manager, International
Jeffrey R. Needham	56	Executive Vice President, General Manager of Consumer Healthcare
Joseph C. Papa	56	Chairman, President and Chief Executive Officer
Jatin Shah, Ph.D.	59	Senior Vice President and Chief Scientific Officer
Michael R. Stewart	60	Senior Vice President, Global Human Resources
Louis W. Yu, Ph.D.	62	Senior Vice President, Global Quality and Compliance
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

Mr. Kochan was named Executive Vice President and General Manager, International in August 2012. He served as Executive Vice President, General Manager of Rx Pharmaceuticals from March 2007 to July 2012 and as Senior Vice President of Business Development and Strategy from March 2005 to March 2007. Mr. Kochan was Vice President, Business Development of Agis Industries (1983) Ltd. from July 2001 until the acquisition of Agis by the Company in March 2005.
Mr. Needham was named Executive Vice President, General Manager of Consumer Healthcare in October 2009. He served as Senior Vice President of Commercial Business Development from March 2005 through October 2009. Previously, he served as Senior Vice President of International from November 2004 to March 2005. He served as Managing Director of Perrigo’s U.K. operations from May 2002 to November 2004 and as Vice President of Marketing from 1993 to 2002.

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
Mr. Stewart was named Senior Vice President, Global Human Resources in September 2004. He served as Vice President, Human Resources from July 1993 to September 2004. Mr. Stewart began his employment with the Company in August 1981.
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
The Company’s common stock was first quoted and began trading on the NASDAQ Stock Market on December 17, 1991, and now trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd. ("Agis"), the Company’s common stock also began trading on the Tel Aviv Stock Exchange ("TASE") on March 16, 2005. The number of record holders of the Company’s common stock as of August 10, 2012 was 812.
Set forth below are the high and low prices for the Company’s common stock as reported on NASDAQ for the last eight quarters:

	Fiscal Year
	2012		2011
NASDAQ	High	Low	High	Low
First Quarter	$99.54	$75.89	$67.49	$54.58
Second Quarter	$104.70	$87.01	$68.38	$58.25
Third Quarter	$108.50	$90.18	$77.96	$62.31
Fourth Quarter	$118.27	$96.52	$92.30	$76.10

The graph below shows a five-year comparison of cumulative total return for the Company with the cumulative total returns for the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. Data points are, for the Company, the last day of each fiscal year and, for the indices, June 30 of each year. The last day of the Company’s fiscal year for fiscal years 2007 through 2012 is noted in each of the columns below. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PERRIGO COMPANY, THE NASDAQ STOCK MARKET (U.S.) INDEX,
AND THE NASDAQ PHARMACEUTICAL INDEX

$700
$600
$500
$400
$300
$200
$100
$0
Perrigo Company
NASDAQ Composite
NASDAQ Pharmaceutical
6/30/2007
6/28/2008
6/27/2009
6/26/2010
6/25/2011
6/30/2012

	6/30/2007	6/28/2008	6/27/2009	6/26/2010	6/25/2011	6/30/2012
Perrigo Company	$100	$167	$144	$308	$449	$619
NASDAQ Composite	$100	$85	$73	$83	$110	$115
NASDAQ Pharmaceutical	$100	$98	$92	$93	$121	$143
* $100 invested on June 30, 2007 in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $29,021, $25,303 and $22,329 or $0.3100, $0.2725 and $0.2425 per share during fiscal 2012, 2011 and 2010, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
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

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2012	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$—
April 1 to May 5	—	$—	—	$—
May 6 to June 2	3	$103.00	—	$—
June 3 to June 30	—	$—	—	$—
Total	3		—

(1)	Private party transactions accounted for the purchase of 3 shares in the period from May 6 to June 2.

Item 6.	Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. For all years presented, the consolidated statements of income and consolidated balance sheet data set forth in this Form 10-K have been adjusted for the retrospective application of the voluntary change in accounting principle to eliminate the one-month reporting lag for the Company's foreign subsidiaries, as well as for the reclassification of discontinued operations information, unless otherwise noted. See Note 1 and Note 3 to the Notes to Consolidated Financial Statements in Item 8 for additional information on the voluntary change in accounting principle and on discontinued operations, respectively. The consolidated statement of income data set forth below with respect to the fiscal years ended June 30, 2012, June 25, 2011 and June 26, 2010 and the consolidated balance sheet data at June 30, 2012 and June 25, 2011, are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 27, 2009 and June 28, 2008, and the consolidated balance sheet data for the Company at June 26, 2010, June 27, 2009 and June 28, 2008, are derived from audited consolidated financial statements of the Company not included in this report.

	Fiscal Year
	2012(1)(2)	2011(1)	2010(1)(3)(4)	2009(3)(5)	2008(3)(6)
Statement of Income Data
Net sales	$3,173,249	$2,755,029	$2,268,150	$2,005,590	$1,727,480
Cost of sales	2,077,651	1,810,159	1,521,917	1,408,490	1,211,983
Gross profit	1,095,598	944,870	746,233	597,100	515,497
Operating expenses
Distribution	39,122	34,684	28,322	24,090	25,276
Research and development	105,774	89,250	83,515	76,783	72,788
Selling and administration	372,721	329,698	269,974	231,813	219,576
Subtotal	517,617	453,632	381,811	332,686	317,640
Write-off of in-process research and development	—	—	19,000	279	2,786
Restructuring	8,755	1,033	9,523	14,647	2,312
Total	526,372	454,665	410,334	347,612	322,738

Operating income	569,226	490,205	335,899	249,488	192,759
Interest, net	60,736	42,312	28,415	26,995	18,134
Other (income) expense, net	(3,499)	(2,661)	(1,165)	1,108	(1,562)
Investment impairment	—	—	—	15,104	—
Income from continuing operations before income taxes	511,989	450,554	308,649	206,281	176,187
Income tax expense	119,015	109,996	84,215	63,452	37,376
Income from continuing operations	392,974	340,558	224,434	142,829	138,811
Income (loss) from discontinued operations, net of tax	8,639	(1,361)	(635)	2,704	(4,561)
Net income	$401,613	$339,197	$223,799	$145,533	$134,250
Basic earnings from continuing operations per share	$4.22	$3.69	$2.46	$1.55	$1.49
Diluted earnings from continuing operations per share	$4.18	$3.64	$2.42	$1.53	$1.46
Basic earnings per share	$4.31	$3.67	$2.45	$1.58	$1.44
Diluted earnings per share	$4.27	$3.63	$2.41	$1.55	$1.41
Weighted average shares outstanding:
Basic	93,219	92,313	91,399	92,183	93,124
Diluted	94,052	93,529	92,845	93,629	95,210
Dividends declared per share	$0.3100	$0.2725	$0.2425	$0.2150	$0.1950

(1)	See Item 7 for management's discussion of results of operations.

(2)	Includes the results of operations for Paddock and CanAm Care for the eleven and six months ended June 30, 2012, respectively.

(3)
Financial data has been retrospectively adjusted due to the voluntary change in accounting principle to eliminate a one-month reporting lag for the Company's foreign subsidiaries. See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the voluntary change in accounting principle.

(4)	Includes the results of operations for Orion and PBM for the four and two months ended June 26, 2010, respectively.

(5)
Includes the results of operations for J.B. Laboratories and Unico for the nine and eight months ended June 27, 2009, respectively, as well as the results of operations for Diba for the nine months ended June 27, 2009.

(6)	Includes the results of operations for Galpharm Ltd. for the six months ended June 28, 2008.

	June 30, 2012	June 25, 2011	June 26, 2010(1)	June 27, 2009(1)	June 28, 2008(1)
Balance Sheet Data
Cash, cash equivalents, and current portion of investment securities	$602,489	$310,104	$110,324	$317,640	$337,424
Restricted cash	—	—	400,000	400,000	400,000
Working capital, excluding cash and current portion of investment securities	540,701	462,679	367,863	303,905	302,273
Property and equipment, net	578,350	507,308	448,583	352,342	333,507
Goodwill and other indefinite-lived intangible assets	820,122	644,902	618,042	267,458	275,954
Other intangible assets, net	729,253	567,573	587,000	210,544	219,599
Total assets	4,024,047	3,189,221	3,109,003	2,422,053	2,542,402
Long-term debt, less current portion	1,329,235	875,000	935,000	875,000	894,511
Shareholders’ equity	1,852,645	1,530,987	1,093,940	916,656	914,365
(1) Financial data has been retrospectively adjusted due to the voluntary change in accounting principle to eliminate a one-month reporting lag for the Company's foreign subsidiaries. See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the voluntary change in accounting principle.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW
Perrigo Company (the "Company") traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 45 billion oral solid doses and over 2 billion liquid doses, as well as dozens of other product forms, each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories primarily in the U.S., U.K., Mexico, Israel and Australia, as well as certain other markets throughout the world, including Canada, China and Latin America.
The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal year 2012 was 53 weeks and ended June 30, 2012. Fiscal years 2011 and 2010 were comprised of 52 weeks and ended on June 25, 2011 and June 26, 2010, respectively.
Segments – The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment.

•
The Consumer Healthcare segment is the world’s largest store brand manufacturer of over-the-counter ("OTC") pharmaceutical products. This business markets products that are comparable in quality and effectiveness to national brand products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal and smoking cessation, and secondary product categories include feminine hygiene, diabetes care and dermatological care. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. Generally the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their annual healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico – and is developing a leadership position in Australia. The Company's market share of store brand private label OTC products has grown in recent years as new products, retailer efforts to increase consumer education and awareness and economic events have directed consumers to the value of store brand product offerings.

•
The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, vitamin, mineral and dietary supplement ("VMS") products, and oral electrolyte solution products to retailers and consumers in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets products that are comparable in quality and effectiveness to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended. Store brands, which are value priced and offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration ("FDA") nutritional requirements as the national brands.

•
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription ("Rx") drugs for the U.S. market. The Company defines this portfolio as predominantly “extended topical” and specialty as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions and powders. The portfolio also includes select controlled substances, injectables, hormones, oral liquids and oral solid dosage forms. The acquisition of Paddock Laboratories, Inc. ("Paddock"), which closed in the first quarter of fiscal 2012, expanded the Company's generic Rx product offering, pipeline and scale. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have formulations that are more difficult and costly to develop and launch (e.g., extended topicals or products containing controlled substances). In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 100 ORx® products that are reimbursable through many health plans and Medicaid and Medicare programs. When prescribed by a doctor or other healthcare professional, ORx® products offer consumers safe and effective remedies that provide an affordable alternative to the higher out-of-pocket costs of traditional OTC products.

•
The API segment develops, manufactures and markets active pharmaceutical ingredients ("API") used worldwide by the generic drug industry and branded pharmaceutical companies. API development is focused on the synthesis of less common molecules for the U.S., European and other international markets. The Company is also focusing development activities on the synthesis of molecules for use in its own OTC and Rx pipeline products. This segment is undergoing a strategic platform transformation, moving certain production from Israel to the acquired API manufacturing facility in India to allow for lower cost production and to create space for other, more complex production in Israel.

In addition to general management and strategic leadership, each business segment has its own sales and marketing teams focused on servicing the specific requirements of its customer base. Each of these business segments share Research & Development ("R&D"), Supply Chain, Information Technology, Finance, Human Resources, Legal and Quality services, all of which are directed out of the Company’s headquarters in Allegan, Michigan.
Principles of Consolidation – The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Consolidated

	Fiscal Year
	2012	2011	2010
Net sales	$3,173,249	$2,755,029	$2,268,150
Gross profit	$1,095,598	$944,870	$746,233
Gross profit %	34.5%	34.3%	32.9%
Operating expenses	$526,372	$454,665	$410,334
Operating expenses %	16.6%	16.5%	18.1%
Operating income	$569,226	$490,205	$335,899
Operating income %	17.9%	17.8%	14.8%
Income from continuing operations	$392,974	$340,558	$224,434
Net income	$401,613	$339,197	$223,799
Current Year Results – Net sales from continuing operations for fiscal 2012 were $3,173,249, an increase of 15% over fiscal 2011. The increase was driven primarily by $245,400 of net sales attributable to the Paddock and CanAm Care, LLC ("CanAm") acquisitions and new product sales of $211,000, which excludes $6,400 of new products launched by the newly acquired Paddock business, partially offset by decreases in sales of certain existing products primarily in the Consumer Healthcare and Nutritionals segments. Gross profit of $1,095,598 was an increase of 16% over fiscal 2011. The gross profit percentage in fiscal 2012 was 34.5%, as compared to 34.3% last year. Operating expenses were $526,372, an increase of 16% over fiscal 2011, due primarily to the impact of acquisitions. As a percentage of net sales, operating expenses were 16.6%, relatively flat compared to 16.5% in fiscal 2011. Income from continuing operations was $392,974, an increase of 15% over fiscal 2011. Net income was $401,613, an increase of 18% over fiscal 2011. Fiscal 2012 included certain one-time charges related to the Paddock acquisition, including a $27,179 charge to cost of sales as a result of the step-up in value of inventory acquired and sold during the first quarter, as well as $9,400 of acquisition-related and severance charges.
Cash flow from operations of $513,376 was an historic record, driven by the Company's growth of net income.
Further details related to current year results, including results by segment, are included below under Results of Operations.

Performance Evaluation Criteria

The Company’s management evaluates business performance using a Return on Invested Capital ("ROIC") metric. This includes evaluating performance of business segments, manufacturing locations, product categories and capital projects. Business segment performance is expected to meet or exceed the Company’s weighted average cost of capital ("WACC") each year. Capital expenditures and large projects are required to demonstrate that they will contribute positively to ROIC in excess of the Company’s WACC. Likewise, potential acquisition targets are evaluated on whether they have the capacity to deliver a ROIC in excess of 2 to 2.5 percentage points over the Company’s WACC within three years. This ROIC metric is incorporated into management's Long-Term Incentive Plan in an effort to align shareholder and management interest.

As part of this annual strategic review of consolidated ROIC, in the third quarter of fiscal 2012, the Company made the decision to restructure its workforce and cease all remaining manufacturing production at its Florida facility by the end of fiscal 2012. This facility manufactured the Company's oral electrolyte solution products that are part of the Nutritionals reporting segment. In connection with the restructuring, the Company transitioned production to a more efficient, service-oriented supply chain and incurred restructuring charges of $7,081 and $1,674 in the third and fourth quarters of fiscal 2012, respectively. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company's Florida restructuring plan.

Growth Strategy and Strategic Evaluation

Over recent years, the Company has been executing a strategy designed to expand its product offerings through both advanced R&D and acquisitions and to reach new healthcare consumers through entry into new markets. This strategy is accomplished by investing in and continually improving all aspects of the Company's five strategic pillars: high quality, superior customer service, leading innovation, best cost and empowered people. The concentration of common shared service activities around the world and development of centers of excellence in R&D have played an important role in ensuring the consistency and quality of the Company’s five strategic pillars.

Management plans to continue on its strategic path of growing the Company organically as well as inorganically. The Company continually reinvests in its own R&D pipeline and at the same time also works with partners as necessary to strive to be first to market with new products. Recent years have seen strong organic growth as a series of very successful new products have been launched in the Consumer Healthcare and Rx Pharmaceuticals segments. Management expects to achieve inorganic growth through continued expansion into adjacent products, product categories and channels, as well as new geographic markets. Acquisition opportunities are evaluated on the basis of their ability to deliver long-term ROIC for the Company.

During fiscal 2012, the Company continued its strategic growth through the following product line expansions, acquisitions and strategic arrangements:

Product Launches:

•	Ketoconazole foam, 2%, the generic version of Extina® Ketoconazole Foam, 2% in August 2011

•	Epinastine HCl ophthalmic solution, 0.05%, the generic version of Elestat® in November 2011

•	Levocetirizine solution, 2.5 mg/5 ml, the generic version of UCB's Xyzal® oral solution in November 2011

•	Loratadine-D 12-hour extended release tablets, the store brand equivalent to Schering-Plough's Claritin-D® 12-hour extended release tablets in February 2012

•	Minoxidil 5% foam, the generic version of Rogaine® 5% Foam Hair Regrowth Treatment in March 2012

•	Lansoprazole capsules (15 mg), bioequivalent to Novartis' Prevacid® 24-hour capsules (15 mg) in May 2012

•	Clindamycin phosphate and benzoyl peroxide 1.2% / 5% gel, the generic equivalent of Duac® gel in June 2012

Acquisitions:

•	Acquisition in July 2011 of Paddock, a manufacturer and marketer of generic Rx pharmaceutical products. The acquisition expanded the Company's generic Rx product offering, pipeline and scale.

•	Acquisition in January 2012 of CanAm, a distributor of diabetes care products. The acquisition expanded the Company's diabetic product offering within the Consumer Healthcare segment.

Other Strategic Arrangements:

•
In October 2011, the Company entered into a supply agreement with Founder Pharma Co., Ltd. to supply infant formula manufactured in the Company's U.S. facilities for sale and distribution by Founder Pharma in China.

•
In November 2011, the Company entered into Cooperation and License agreements with Brilite Nutritionals (Shanghai) Co., Ltd. ("Brilite") to supply its Bright Beginnings™ infant formula brand to Brilite for sale and distribution in greater China.

Capital and Liquidity
The Company’s goal in managing its capital structure is to provide sufficient liquidity to enable it to pursue its business goals and objectives while optimizing long-term flexibility. Over its recent history, the Company has placed increased focus on the importance of funding a majority of its core objectives through cash flows from operations. Management is incented to achieve improved cash flows from operations through individual segment operating income and working capital targets and strives to achieve annual cash flows from operations greater than net income. Prior to fiscal 2011, the Company had targeted capital expenditures at a level to approximate annual depreciation expense. Capital expenditures for fiscal 2012 and fiscal 2011 were at higher levels to allow for capacity expansion, quality and technology investments, API strategic transformations and integration of acquisitions. Capital expenditures for fiscal 2013 are expected to be at or slightly above fiscal 2012 levels to allow for continued manufacturing productivity and capacity projects, quality and technology investments, investments at newly acquired entities, market driven packaging changes and the API expansion into India. The Company has historically provided shareholder return of capital through its dividend policy, payments under which have increased steadily over recent years. Share repurchases authorized by the Company’s Board of Directors are evaluated against alternative uses of cash, such as acquisitions and debt repayments, and when approved are typically made at levels to help offset the dilutive effects of share-based compensation awards. Refer to the Financial Condition,

Liquidity and Capital Resources and Results of Operations sections below for a more detailed discussion of the Company’s capital and liquidity.

Events Impacting Future Results

The Company has had a long-standing commercial agreement with a customer to supply an API for use in a generic finished dosage pharmaceutical product that was launched in the fourth quarter of fiscal 2012. Due to unexpected developments in that market formation, the Company's customer was able to launch its product with 180-day exclusivity status. As a result, the Company's API operating results were positively impacted by approximately $11,000. While the Company expects to continue to recognize favorable contributions related to this agreement, it also expects the magnitude of the contribution to significantly decrease after the 180-day exclusivity period, which will end during the Company's second quarter of fiscal 2013.

In January 2012, a competitor in the OTC market began to experience certain quality issues at one of its facilities, causing it to temporarily shut down the facility. The Company expects this event to result in an increase in demand for certain of the Company's OTC products while the competitor remains out of the market, but is unable to predict the duration of this event.

Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. On February 2, 2010, the Company announced that it will exclusively supply Teva Pharmaceutical Industries Ltd. ("Teva") with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S., and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an ANDA that contained a Paragraph IV certification for Temodar®. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. On March 1, 2010, the FDA granted final approval to the Teva ANDA, but Teva did not launch the product at that time. Merck appealed the ruling and on November 9, 2010, the appeals court reversed the trial decision, preventing the launch of the Teva product. Teva filed a petition for the entire appeals court to rehear the case, and on February 29, 2011 the court denied the motion. In response, Teva filed a petition for certiorari with the United States Supreme Court that was denied, ending the litigation. By agreement between Teva and Merck, Teva will not be able to launch the product until August 2013.

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of its products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which continued through fiscal 2012, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s net sales. To the extent that products from this key competitor remain absent from the market in fiscal 2013, the Company’s Consumer Healthcare net sales and results of operations could continue to benefit. At this time, the branded competitor is in the process of returning to the market, however the Company cannot predict the pace at which the branded competitor will return to market, the extent of consumers' reacceptance of the branded products, or the extent of the branded competitor's marketing activities.

RESULTS OF OPERATIONS
The Company’s consolidated statements of income, expressed as a percent of net sales, are presented below:

	Fiscal Year
	2012(1)	2011(1)	2010(1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.5	65.7	67.1
Gross profit	34.5	34.3	32.9
Operating expenses
Distribution	1.2	1.3	1.2
Research and development	3.3	3.2	3.7
Selling and administration	11.7	12.0	11.9
Subtotal	16.3	16.5	16.8
Write-off of in-process research and development	—	—	0.8
Restructuring	0.3	0.0	0.4
Total	16.6	16.5	18.1
Operating income	17.9	17.8	14.8
Interest and other, net	1.8	1.4	1.2
Income from continuing operations before income taxes	16.1	16.4	13.6
Income tax expense	3.8	4.0	3.7
Income from continuing operations	12.4	12.4	9.9
Income (loss) from discontinued operations, net of tax	0.3	(0.0)	(0.0)
Net income	12.7%	12.3%	9.9%

(1)	The sum of individual percentages may not equal due to rounding.

Consumer Healthcare

	Fiscal Year
	2012	2011	2010
Net sales	$1,815,788	$1,684,938	$1,573,749
Gross profit	$560,193	$531,390	$523,409
Gross profit %	30.9%	31.5%	33.3%
Operating expenses	$264,540	$238,293	$219,732
Operating expenses %	14.6%	14.1%	14.0%
Operating income	$295,653	$293,097	$303,677
Operating income %	16.3%	17.4%	19.3%

Net Sales
Net sales for fiscal 2012 increased 8% or $130,850 compared to fiscal 2011. The increase was due primarily to new product sales of $101,700, mainly in the cough/cold, gastrointestinal, diabetes and dermatological care categories, along with an increase in sales of existing products of approximately $47,700 in the cough/cold, feminine hygiene and smoking cessation categories. In addition, incremental net sales attributable to the acquisition of CanAm were approximately $17,600. These combined increases were partially offset by a decline of $33,700 in sales of existing products within the gastrointestinal, analgesics and contract manufacturing product categories. The decrease in the gastrointestinal category was driven by competitive pressures on a key product. The decrease in the analgesics category was driven by a relatively mild cough/cold season compared to fiscal 2011. In addition, fiscal 2011 net sales in the analgesics category benefited from a branded competitor in the OTC market experiencing periodic interruptions of distribution of certain of its adult and pediatric analgesic products. The decrease in the contract manufacturing category was driven by increased competition. Net sales in fiscal 2012 were negatively affected by $3,600 in unfavorable changes in foreign currency exchange rates.

Net sales for fiscal 2011 increased 7% or $111,189 compared to fiscal 2010. The increase was due primarily to an increase in sales of existing products of approximately $51,000, primarily in the analgesics and cough/cold categories, along with new product sales of approximately $54,200, primarily in the analgesics, gastrointestinal, feminine hygiene, smoking cessation and cough/cold categories. In addition, incremental net sales attributable to the acquisition of Orion Laboratories Pty Ltd. ("Orion") were approximately $21,700. These combined increases were partially offset by a decline of $22,000 in sales of existing products, primarily in the contract manufacturing and gastrointestinal categories. International sales of existing products in the U.K. and Mexico increased approximately $6,000. The changes discussed above also reflect the impact of favorable changes in foreign currency exchange rates, which increased net sales by approximately $6,900.
Gross Profit
Gross profit for fiscal 2012 increased 5% or $28,803 compared to fiscal 2011. The increase was due primarily to gross profit contribution on new product sales and incremental gross profit attributable to the CanAm acquisition, partially offset by increased competition on a key product. The gross profit percentage decreased 60 basis points in fiscal 2012 compared to fiscal 2011 due primarily to increased competition on a key product.
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
Operating Expenses
Operating expenses for fiscal 2012 increased 11% or $26,247 compared to fiscal 2011. The increase, which included $4,300 of incremental operating expenses from the acquisition of CanAm, was related primarily to increases in selling expenses of $13,200 and administrative expenses of $10,800. Selling expenses increased due primarily to higher spending on sales and marketing promotions to support the new product launches in fiscal 2012, while administrative expenses increased due to an increase in corporate expenses allocated to the Company's operating segments.
Operating expenses for fiscal 2011 increased 8% or $18,561 compared to fiscal 2010.The increase, which included $12,600 of incremental operating expenses from the acquisition of Orion, was related primarily to increases in selling expenses of $10,000, administrative expenses of $2,900 and research and development expenses of $2,300. Selling expenses increased due primarily to higher spending on sales and marketing promotions, along with the incremental selling expenses of Orion. The increase in administrative expenses was driven primarily by the incremental administrative expenses of Orion and an increase in bad debt expenses. Research and development expenses increased primarily as a result of the timing of clinical trials and incremental expenses of Orion. Fiscal 2011 included restructuring costs of $1,033 related to the Company's Florida production facility.

Nutritionals

	Fiscal Year
	2012	2011	2010
Net sales	$501,026	$503,349	$259,275
Gross profit	$129,734	$159,352	$38,604
Gross profit %	25.9%	31.7%	14.9%
Operating expenses	$96,711	$91,312	$36,347
Operating expenses %	19.3%	18.1%	14.0%
Operating income	$33,023	$68,040	$2,257
Operating income %	6.6%	13.5%	0.9%

Net Sales
Net sales for fiscal 2012 decreased $2,323 compared to fiscal 2011. The decrease was due in part to the transition to next generation formulas within the product portfolio. This transition resulted in a decline of existing product sales of $52,000, which was largely offset by $51,000 in new product sales attributable to the next generation formulas. Existing product sales within the infant formula category were also lower due to the absence of increased demand that the Company experienced in the second and third quarters of fiscal 2011 as a result of a competitor's product recall. A decline in U.S. birth rates year-over-year also contributed to lower infant formula existing product sales between periods. In addition, the VMS product category net sales decreased by approximately $14,000 due primarily to SKU rationalization as a result of increased competition. These decreases were partially offset by increased sales in the infant and toddler foods product category of $13,000.
Net sales for fiscal 2011 increased 94% or $244,074 compared to fiscal 2010. The increase was due primarily to incremental sales attributable to the PBM acquisition of approximately $282,600, of which $8,800 related to new product sales. In addition, new product sales in the VMS category were approximately $7,700. These combined increases were partially offset by a decline of $46,000 in sales from existing products due primarily to the continued efforts around SKU rationalization within the VMS category.
Gross Profit
Gross profit for fiscal 2012 decreased 19% or $29,618 compared to fiscal 2011. The decrease was due primarily to under absorption of fixed production costs relative to lower volume output year-over-year, along with higher commodity costs, particularly on dairy inputs, and a change in product mix from higher profit formula products to lower profit food products. The gross profit percentage decreased 580 basis points in fiscal 2012 compared to fiscal 2011 due primarily to higher fixed production and commodity costs, as well as the change in product mix.
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
Operating Expenses
Fiscal 2012 operating expenses increased 6% or $5,399 compared to fiscal 2011 due primarily to charges incurred as part of the Company's restructuring plan at its Florida facility, as described below. These charges were partially offset by a decrease in administrative expenses due primarily to continued realization of synergies from the PBM acquisition.
In the third quarter of fiscal 2012, the Company made the decision to restructure its workforce and cease all remaining manufacturing production at its Florida facility by the end of fiscal 2012. This facility manufactured the Company's oral electrolyte solution ("OES") products that are part of the Nutritionals reporting segment. In connection with the restructuring, the Company transitioned production to a more efficient, service-oriented supply chain. As a result of this restructuring plan, the Company determined that the carrying value of certain fixed assets at the location was not fully recoverable. Accordingly, the Company incurred a non-cash impairment charge of $6,298 and $148 in the third and fourth quarters of fiscal 2012, respectively, to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company recorded a charge of $783 and $965 in the third and fourth quarters of fiscal 2012, respectively, related to employee termination benefits for 141 employees. The charges for asset impairment and employee termination benefits were included in the restructuring line of the consolidated statement of income for fiscal 2012. The Company does not expect to incur any additional charges related to this restructuring plan.
Fiscal 2011 operating expenses increased 151% or $54,965 compared to fiscal 2010 due primarily to the operating expenses attributable to the fourth quarter fiscal 2010 acquisition of PBM, offset slightly by a decrease in administrative and selling expenses associated with the VMS product category.

Rx Pharmaceuticals

	Fiscal Year
	2012	2011	2010
Net sales	$617,389	$343,717	$237,569
Gross profit	$294,274	$163,372	$108,128
Gross profit %	47.7%	47.5%	45.5%
Operating expenses	$71,076	$43,008	$59,625
Operating expenses %	11.5%	12.5%	25.1%
Operating income	$223,198	$120,364	$48,503
Operating income %	36.2%	35.0%	20.4%

Net Sales
Net sales for fiscal 2012 increased 80% or $273,672 compared to fiscal 2011. This increase was due primarily to net sales of $227,800 from the Paddock acquisition, new product sales of $28,600 and improved pricing on select products as compared to the prior year.
Net sales for fiscal 2011 increased 45% or $106,148 compared to fiscal 2010. This increase was due primarily to new product sales of $81,100 related largely to sales of imiquimod cream, the generic version of Aldara® cream, through the Company's partnership agreement with Graceway Pharmaceuticals, LLC, as well as sales of levocetirizine tablets and adapalene cream, the generic versions of Xyzal® tablets and Differin® cream, respectively. This increase was also due in part to favorable pricing on select products, along with an increase in sales volumes on the Company’s existing portfolio driven by increased customer demand on key products.
Gross Profit
Gross profit for fiscal 2012 increased 80% or $130,902 compared to fiscal 2011. This increase was due primarily to gross profit contribution from the Paddock acquisition, gross profit from new product sales and favorable pricing dynamics on select products as compared to prior year. These increases were partially offset by a one-time charge of $27,179 to cost of sales as a result of the step-up of inventory value related to the Paddock acquisition in the first quarter of fiscal 2012.
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
Operating Expenses
Fiscal 2012 operating expenses increased 65% or $28,068 compared to fiscal 2011. The increase was due primarily to the inclusion of $26,500 of operating expenses attributable to the Paddock acquisition, along with an increase in research and development expenses.
Fiscal 2011 operating expenses decreased 28% or $16,617 compared to fiscal 2010 due primarily to a decrease in research and development costs of approximately $20,500, slightly offset by an increase in selling and administration costs of approximately $4,000. The decrease in research and development costs was due primarily to the absence of costs of the ANDAs acquired from KV Pharmaceutical and Novel in the first and fourth quarters of fiscal 2010, respectively, along with lower regulatory litigation costs. The increase in selling and administration costs was driven by higher employee-related expenses.

API

	Fiscal Year
	2012	2011	2010
Net sales	$165,782	$155,717	$139,980
Gross profit	$87,164	$68,400	$55,481
Gross profit %	52.6%	43.9%	39.6%
Operating expenses	$31,639	$30,581	$40,169
Operating expenses %	19.1%	19.6%	28.7%
Operating income	$55,525	$37,819	$15,312
Operating income %	33.5%	24.3%	10.9%

Net Sales
Net sales for fiscal 2012 increased 6% or $10,065 compared to fiscal 2011. This increase was due primarily to $12,500 of increased demand in the U.S. for fluticasone, along with new product sales of $7,100 and $4,100 related to the commercial agreement discussed above under Executive Overview - Events Impacting Future Results. These increases were partially offset by a $8,000 decrease attributable to pricing pressures on a key product, along with a $1,500 decrease related to unfavorable changes in foreign currency exchange rates. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.
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
Gross Profit

Gross profit for fiscal 2012 increased 27% or $18,764 compared to fiscal 2011. This increase was due primarily to the $11,000 contribution from a combination of net sales and a cancellation of past obligations related to operational costs associated with the commercial agreement referred to above, along with increased profit of $11,000 related to the demand in the U.S. for fluticasone. These increases were partially offset by the pricing pressures on a key product. The gross profit percentage increased 870 basis points in fiscal 2012 compared to fiscal 2011 due primarily to the commercial agreement previously discussed.
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
Operating Expenses
Operating expenses for fiscal 2012 increased 3% or $1,058 compared to fiscal 2011 due primarily to higher administrative costs driven by higher employee-related expenses and increased research and development costs.
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

	Fiscal Year
	2012	2011	2010
Net sales	$73,264	$67,308	$57,577
Gross profit	$24,233	$22,356	$20,611
Gross profit %	33.1%	33.2%	35.8%
Operating expenses	$21,489	$21,090	$18,410
Operating expenses %	29.3%	31.3%	32.0%
Operating income	$2,744	$1,266	$2,201
Operating income %	3.7%	1.9%	3.8%

Net Sales

Net sales for fiscal 2012 increased 9% or $5,956 compared to fiscal 2011. This increase was driven primarily by new product sales of approximately $4,000 and increased sales volumes of existing products of $3,400, partially offset by a decline of $1,400 due to unfavorable changes in foreign currency exchange rates.
Net sales for fiscal 2011 increased 17% or $9,731 compared to fiscal 2010. This increase was driven primarily by new product sales of approximately $8,400, along with favorable changes in foreign currency exchange rates.
Gross Profit
Gross profit for fiscal 2012 increased 8% or $1,877 compared to fiscal 2011. This increase was due primarily to gross profit contribution attributable to new products.
Gross profit for fiscal 2011 increased 8% or $1,745 compared to fiscal 2010. This increase was due primarily to the absence of a $1,000 charge to cost of sales related to the step-ups in value of inventory acquired in diagnostic asset acquisitions completed in fiscal 2010.
Operating Expenses
Fiscal 2012 operating expenses were relatively flat compared to fiscal 2011. Fiscal 2011 operating expenses increased 15% or $2,680 compared to fiscal 2010 due primarily to higher employee-related expenses.
Unallocated Expenses

	Fiscal Year
	2012	2011	2010
Operating expenses	$40,917	$30,381	$36,051

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Fiscal 2012 unallocated expenses increased 35% or $10,536 compared to fiscal 2011. This increase was due primarily to acquisition expenses related to Paddock, as well as higher administrative costs associated with corporate development activities.
Fiscal 2011 unallocated expenses decreased 16% or $5,670 compared to fiscal 2010. This decrease was due primarily to the absence of acquisition expenses of $8,200 related to PBM and Orion, partially offset by acquisition expenses of $2,500 related to Paddock.

Interest and Other (Consolidated)
Fiscal 2012 interest expense was $64,725 compared to $45,548 for fiscal 2011. The increase in interest expense was due to the increased borrowings related to the Paddock acquisition, the issuance of the Series 2011 Notes described below and the new credit agreement completed in the second quarter. Fiscal 2012 interest income was $3,989 compared to $3,236 for fiscal 2011.
Fiscal 2011 interest expense was $45,548 compared to $49,734 for fiscal 2010. The decrease in interest expense was due to the prepayment of the $400,000 letter of undertaking during the first quarter of fiscal 2011, partially offset by the increased borrowings related to the PBM acquisition. Fiscal 2011 interest income was $3,236 compared to $21,319 for fiscal 2010.
Income Taxes (Consolidated)

During the past several years, the impact of international operations has had a more significant effect on the Company's overall effective tax rate. The Company's foreign source income is generally derived from jurisdictions with a lower effective tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate compared to what the Company has historically experienced. The relative share of foreign income was 38.6%, 33.6% and 38.4% of total income for fiscal 2012, 2011 and 2010, respectively. Further, the effective tax rate for fiscal 2012 was favorably affected by a reduction of $26,064 in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", related to various audit resolutions and statute expirations.

The effective tax rate on continuing operations was 23.2%, 24.4% and 27.3% for fiscal 2012, 2011 and 2010, respectively, and was affected by the relative share of foreign income in each year because the foreign jurisdictions in which the Company does business generally have lower corporate tax rates than the U.S. As more fully described in Note 14 of the Notes to the Consolidated Financial Statements, there were certain changes in Israeli tax laws during fiscal 2012 and 2011 that affected the Company's overall effective tax rate. In the third quarter of fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elected to be taxed under the new legislation. Two of the Company's entities elected the new legislation for years beginning after fiscal 2011, which resulted in a reduction of the Company's effective tax rate by $8,500 or 1.9% in fiscal 2011. Additionally, other previously enacted statutory rate changes enacted in Israel reduced the Company's effective tax rate by $4,600 or 1.5% in fiscal 2010. In December 2011, Israel rescinded the previously passed legislation that would have reduced corporate tax rates to 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 on income generated by Israeli entities. As a result, the current corporate statutory rate is 25% in Israel for non-exempt entities.

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents increased $292,385 to $602,489 at June 30, 2012 from $310,104 at June 25, 2011. Working capital from continuing operations, including cash, increased $370,407 to $1,143,190 at June 30, 2012 from $772,783 at June 25, 2011. The increase in working capital was due primarily to an increase in cash and cash equivalents as a result of the increase in borrowings during the second quarter of fiscal 2012, as well as to additional working capital from the Paddock and CanAm acquisitions.
In addition to the cash and cash equivalents balance of $602,489 at June 30, 2012, the Company had approximately $399,000 available under its revolving loan commitment and $185,000 available under its accounts receivable securitization program described below, as well as approximately $6,200 available under its Indian credit facilities. Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Net cash provided from operating activities increased $139,415 or 37% to $513,376 for fiscal 2012 compared to $373,961 for fiscal 2011, due to increased earnings for fiscal 2012 compared to fiscal 2011 and changes in non-cash expense associated with depreciation, amortization and deferred taxes.
Net cash used for investing activities increased $573,565 to $684,132 for fiscal 2012 compared to $110,567 for fiscal 2011, due to the funding used for the Paddock and CanAm acquisitions, as well as higher capital expenditures.
Capital expenditures for facilities and equipment for fiscal 2012 of $120,192 were for manufacturing productivity/growth projects, quality investment projects, investments at newly acquired entities, technology infrastructure, system upgrades and the API expansion into India. Capital expenditures for fiscal 2013 are anticipated to be between $110,000 to $130,000 related primarily to manufacturing productivity and capacity projects, quality investment projects, investments at newly acquired entities, technology infrastructure, market driven packaging changes, system upgrades and the API expansion into India. Capital expenditures for fiscal 2011 were $99,443.
Net cash provided from financing activities was $458,715 for fiscal 2012 compared to net cash used for financing activities of $58,790 for fiscal 2011. The increase in cash provided from financing activities was due primarily to net borrowings of long-term debt associated with the 2011 Credit Agreement discussed below and the issuance of the Series 2011 Notes discussed below.
The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. The Company repurchased 90 shares of its common stock for $8,236 in private party transactions during fiscal 2012. The Company repurchased 142 and 2,062 shares of its common stock for $8,308 and $71,088 during fiscal 2011 and 2010, respectively. Private party transactions accounted for 142 and 85 shares in fiscal 2011 and 2010, respectively.
The Company paid dividends of $29,021, $25,303 and $22,329, or $0.3100, $0.2725 and $0.243 per share, during fiscal 2012, 2011 and 2010, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
Dividends paid for the years ended June 30, 2012 and June 25, 2011 were as follows:

Declaration Date	Record Date	Payable	Dividend Declared

Fiscal 2012
May 3, 2012	June 1, 2012	June 19, 2012	$0.0800
February 2, 2012	March 2, 2012	March 20, 2012	$0.0800
October 26, 2011	November 25, 2011	December 13, 2011	$0.0800
August 11, 2011	August 26, 2011	September 13, 2011	$0.0700

Fiscal 2011
April 28, 2011	May 27, 2011	June 14, 2011	$0.0700
January 26, 2011	February 25, 2011	March 15, 2011	$0.0700
October 27, 2010	November 26, 2010	December 14, 2010	$0.0700
August 11, 2010	August 27, 2010	September 14, 2010	$0.0625
Accounts Receivable Securitization
On July 23, 2009, the Company entered into an accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and Bank of America Securities, LLC ("Bank of America"). The Company renewed the Securitization Program on June 13, 2011 with Bank of America, as Agent, and Wells Fargo Bank, National Association ("Wells Fargo") and PNC Bank, National Association ("PNC") as Managing Agents (together, "the Committed Investors"). The purpose of the program is to provide liquidity for general corporate purposes, including the funding of acquisitions.

The Securitization Program is a three-year program, expiring June 13, 2014, and under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy-remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At June 30, 2012, $185,000 was available under this calculation. The interest rate on any amount drawn is based on the thirty-day London Interbank Offered Rate ("LIBOR") plus 0.45%. In addition, a facility fee of 0.45% is applied to the entire $185,000 commitment, whether borrowed or undrawn. Under the terms of the Securitization Program, the entire amount or any portion thereof may be left undrawn at the Company's election.

Any borrowing made pursuant to the Securitization Program will be classified as debt in the Company’s consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. As discussed below, concurrent with the closing of the Paddock acquisition on July 26, 2011, the Company borrowed $85,000 under its Securitization Program to partially fund the acquisition. As of June 30, 2012, there were no borrowings outstanding under the Securitization Program.
Investment Securities
The Company currently maintains a portfolio of auction rate securities ("ARS") with a total par value of $18,000 and an estimated fair value of $6,470 at June 30, 2012. As a result of the tightening of the credit markets beginning in calendar 2008, there has been no liquid market for these securities for an extended period of time. While there have been indications that a market is starting to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict if or when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second and fourth quarters of fiscal 2012, the Company received updated estimates of the current fair value of these securities from the valuation firm and based on these estimates and other factors, the Company determined that the fair value of the securities was $6,570 and $6,470 in the second and fourth quarters of fiscal 2012, respectively. Accordingly, the Company recorded an unrealized loss of $933 and $100, net of tax, in other comprehensive income in the second and fourth quarters of fiscal 2012, respectively. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. See Note 5 of the Notes to Consolidated Financial Statements for additional information.
Indebtedness
As of June 30, 2012, the Company had long-term debt, less current maturities, of $1,329,235.
In the second quarter of fiscal 2012, the Company and certain of its subsidiaries entered into a Credit Agreement dated as of October 26, 2011 with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the "2011 Credit Agreement"). The 2011 Credit Agreement provides for revolving loan and term loan commitments of $400,000 each, subject to increase or decrease as specified in the 2011 Credit Agreement. As of June 30, 2012, no increase or decrease has occurred in either the term loan commitment or the revolving loan commitment. The funding of the term loan commitment occurred on November 3, 2011. No borrowings were made against the revolving loan commitment during fiscal 2012. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. The obligations under the 2011 Credit Agreement are guaranteed by certain subsidiaries of the Company and, in some instances, the obligation may be secured by a pledge of 65% of the equity interests of certain foreign subsidiaries. The maturity date of the term loan and the final maturity date of any revolving loan is November 3, 2016; however, the term loan is subject to mandatory partial repayments of $40,000 on each of the first four annual anniversary dates of the funding. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type.
In connection with the execution of the 2011 Credit Agreement, the Company's prior Credit Agreement, dated as of October 8, 2010, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the "2010 Credit Agreement") and the Company's Term Loan Agreement, dated as of January 20, 2011, among the Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lender parties listed therein (the "2011 Term Loan Agreement"), were replaced by the 2011 Credit Agreement effective as of its November 3, 2011 funding date, and all amounts outstanding thereunder were repaid from the proceeds of the 2011 Credit Agreement. The Company intends to use the remainder of the proceeds from the 2011 Credit Agreement term loan and any revolving loans for general corporate purposes.
On October 26, 2011, in connection with the execution of the 2011 Credit Agreement, the Company and certain of its subsidiaries entered into a Second Amendment (the "Second Amendment") to the Term Loan Agreement, dated as of April 22, 2008 (the "2008 Term Loan Agreement"). The Second Amendment conformed certain covenants in the 2008 Term Loan Agreement to the covenants contained in the 2011 Credit Agreement and made certain other conforming changes. The 2008 Term Loan Agreement was prepaid in full without prepayment penalty on June 25, 2012.
On September 1, 2011, the Company entered into a Second Supplement ("Second Supplement") to the Master Note Purchase Agreement dated as of May 29, 2008 ("Note Agreement"), as supplemented by a First Supplement dated as of April 30, 2010 ("First Supplement"), with various institutional investors providing for the future issuance in a private placement of senior notes consisting of $75,000, 4.27% Series 2011-A senior notes, due September 30, 2021 ("Series 2011-A Notes"); $175,000, 4.52% Series 2011-B senior notes, due December 15, 2023 ("Series 2011-B Notes"); and $100,000, 4.67% Series 2011-C senior notes, due September 30, 2026 ("Series 2011-C Notes", and together with the Series 2011-A Notes and the Series 2011-B Notes, the "Series 2011 Notes"). The Series 2011 Notes, together with the Series 2008 Notes and Series 2010 Notes previously issued pursuant to the Note Agreement and each series of additional notes that may from time to time hereafter be issued pursuant to the Note Agreement, are collectively referred to herein as the Notes. The obligations under the Notes are guaranteed by certain of the Company's subsidiaries, and the Notes are secured, on a ratable basis with bank debt, by a lien on certain assets of the Company and its subsidiaries.
The Company issued the Series 2011-A and Series 2011-C Notes on September 30, 2011. Interest on the Series 2011-A Notes and Series 2011-C Notes is payable semiannually on March 30 and September 30 in each year, commencing on March 30, 2012. The Company issued the Series 2011-B Notes on December 15, 2011. Interest on the Series 2011-B Notes is payable semiannually on June 15 and December 15 in each year, commencing on June 15, 2012.
The Company may at any time prepay, at a cost, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratios, additional liens, mergers or consolidations, and sales of assets.
As discussed in Note 2 of the Notes to the Consolidated Financial Statements, on July 26, 2011 the Company completed the acquisition of substantially all of the assets of Paddock. The Company funded the transaction using the $250,000 proceeds from the 2011 Term Loan Agreement, $211,215 of cash on hand and $85,000 from its accounts receivable securitization program. Concurrent with the signing of the Paddock acquisition agreement, the Company entered into the 2011 Term Loan Agreement and the term loan commitment of $250,000, was fully funded on July 26, 2011 in conjunction with the closing of the Paddock acquisition. As described above, the 2011 Term Loan Agreement was replaced by and deemed repaid from the proceeds of the 2011 Credit Agreement effective as of November 3, 2011.

On July 6, 2011, the Company’s India subsidiary executed a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for capital expenditures in one or more draws in an aggregate amount not to exceed approximately $6,000. The facility is payable in two annual installments, with the first installment due July 6, 2015 and the final installment due July 6, 2016. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% as of June 30, 2012. The Company’s India subsidiary had $4,235 outstanding on this line as of June 30, 2012.

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $4,500. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% and 10.5% as of June 30, 2012 and June 25, 2011, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $90 outstanding on this line of credit as of June 30, 2012.
The Company was in compliance with all covenants under its various debt agreements as of June 30, 2012.

Contractual Obligations
The Company’s enforceable and legally binding obligations as of June 30, 2012 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table.

	Payment Due by Period
	2013	2014-2015	2016-2017	After 2017	Total
Operating leases(1)	$21,782	$27,394	$6,486	$3,265	$58,927
Purchase obligations(2)	426,156	331	—	—	426,487
Short and long-term debt(3)	103,408	278,361	256,610	963,782	1,602,161
Other non-current contractual liabilities reflected on the consolidated balance sheet:
Deferred compensation and benefits(4)	—	—	—	34,557	34,557
Other	1,150	1,379	74	5,165	7,768
Total	$552,496	$307,465	$263,170	$1,006,769	$2,129,900

(1)	Used in normal course of business, principally for warehouse facilities and computer equipment.

(2)	Consists of commitments for both materials and services.

(3)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at June 30, 2012.

(4)
Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, $31,673 has been funded by the Company and is recorded in other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

The Company funds its U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions, which the Company expects to be approximately $9,400 during fiscal 2013. Future contributions are dependent upon various factors including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. The Company generally expects to fund all future contributions with cash flows from operating activities.

As of June 30, 2012, the Company had approximately $108,520 of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.
Net deferred income tax liabilities were $35,056 as of June 30, 2012. This amount is not included in the Contractual Obligations table above because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

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

Revenue Recognition and Customer-Related Accruals and Allowances - The Company generally records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board ("FOB") destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A sales allowance is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. Revenue is also reduced for any contractual customer program arrangements and related liabilities are recorded concurrently.

The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the Rx Pharmaceuticals segment while others relate only to the Consumer Healthcare ("CHC") and Nutritionals segments. Typically, the aggregate gross-to-net adjustments related to Rx Pharmaceuticals can exceed 50% of the segment's gross sales. In contrast, the aggregate gross-to-net adjustments related to CHC and Nutritionals typically do not exceed 10% of the segment's gross sales. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable.

Chargebacks - The Company markets and sells products directly to wholesalers, distributors, warehousing pharmacy chains, and other direct purchasing groups. The Company also markets products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as “indirect customers.” In addition, the Company enters into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, the Company may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, the Company provides chargeback credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler's invoice price. The accrual for chargebacks is based on historical chargeback experience and confirmed wholesaler inventory levels, as well as estimated sell-through levels by wholesalers to retailers.

Medicaid Rebates - The Company participates in certain qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. Medicaid reserves are based on expected payments, which are driven by patient usage, contract performance, as well as field inventory that will be subject to a Medicaid rebate. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be billed as many as 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, the Company's Medicaid rebate provision includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. The Company's calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates.

Returns and Shelf Stock Allowances - Consistent with industry practice, the Company maintains a return policy that allows its customers to return product within a specified period prior to and subsequent to the expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. The majority of the Company's product returns are the result of product dating, which falls within the range set by the Company's policy, and are settled through the issuance of a credit to the customer. The Company's estimate of the provision for returns is based upon its historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which the Company's customers may return product. This period is known by the Company based on the shelf lives of its products at the time of shipment. Additionally, when establishing its reserves, the Company considers factors such as levels of inventory in the distribution channel, product dating and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional competition, changes in formularies and launch of Rx-to-OTC products.

Shelf stock allowances are credits issued to reflect changes in the selling price of a product and are based upon estimates of the amount of product remaining in a customer's inventory at the time of the anticipated price change. In many cases, the customer is contractually entitled to such a credit. The allowances for shelf stock adjustments are based on specified terms with certain customers, estimated launch dates of competing products and estimated changes in market price.

Rx Administrative Fees and Other Rebates - Rebates or administrative fees are offered to certain wholesale customers, group purchasing organizations and end-user customers, consistent with pharmaceutical industry practice. Settlement of rebates and fees may generally occur from one to 15 months from the date of sale. The Company provides a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of wholesaler inventories, contract sales volumes and average contract pricing.

CHC/Nutritionals Rebates and Other Allowances - In the CHC and Nutritionals segments, the Company offers certain customers a volume incentive rebate if specific levels of product purchases are made during a specified period. The accrual for rebates is based on contractual agreements and estimated levels of purchasing. In addition, the Company has a reserve for product returns, primarily related to damaged and unsaleable products. The Company also has agreements with certain customers to cover promotional activities related to the Company's products. These activities include coupon programs, new store allowances, product displays and other various activities. The accrual for these activities is based on customer agreements and is established at the time product revenue is recognized.

Allowances for customer-related programs are generally recorded at the time of sale based on the estimates and methodologies described above. The Company continually monitors product sales provisions and re-evaluates these estimates as additional information becomes available, which includes, among other things, an assessment of current market conditions, trade inventory levels and customer product mix. The Company makes adjustments to these provisions at the end of each reporting period, to reflect any such updates to the relevant facts and circumstances. Current reporting period adjustments to allowance amounts established in prior reporting periods have not historically been material. The following table summarizes activity for the fiscal years ended June 30, 2012 and June 25, 2011 in the balance sheet for customer-related accruals and allowances:

Customer-Related Accruals and Allowances
	Rx Pharmaceuticals				CHC/Nutritionals
(Dollars in thousands)	Chargebacks	Medicaid Rebates	Returns and Shelf Stock Allowances	Admin. Fees and Other Rebates	Rebates and Other Allowances	Total
Balance at June 26, 2010	$30,435	$6,965	$3,837	$5,957	$16,541	$63,735
Provisions/Adjustments	352,029	15,164	12,893	23,353	54,348	457,787
Credits/Payments	(336,730)	(9,945)	(9,341)	(24,229)	(42,512)	(422,757)
Balance at June 25, 2011	45,734	12,184	7,389	5,081	28,377	98,765
Balances Acquired in Business Acquisitions	12,772	2,337	16,322	10,353	1,177	42,961
Provisions/Adjustments	567,984	20,941	25,015	87,504	68,305	769,749
Credits/Payments	(562,975)	(24,818)	(14,050)	(85,879)	(72,879)	(760,601)
Balance at June 30, 2012	$63,515	$10,644	$34,676	$17,059	$24,980	$150,874

Revenues from service and royalty arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of ASC Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements” (ASC 605-25). If the separate elements meet the requirements of ASC 605-25, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on their relative selling prices. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract.
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
The Company has established valuation allowances against a portion of the non-U.S. net operating losses, non-U.S. capital losses, U.S. state-related net operating losses and U.S. capital losses to reflect the uncertainty of its ability to fully utilize these benefits because of limited carryforward periods permitted by the various jurisdictions or the expectation that the Company will not have income that can be offset by the operating or capital loss. The evaluation of the Company's ability to realize net operating and capital losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowances can also be impacted by changes in the tax regulations.
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

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company performs its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units in the fourth quarter of the fiscal year. The termination of certain key product development projects could have a materially adverse impact on the future results of the Rx Pharmaceuticals or API segment, which may include a charge for goodwill impairment. A change in market dynamics or failure of operational execution for the Company’s Consumer Healthcare U.K., Mexico and Australia operations could result in a materially adverse impact on its future results, which could result in a charge for goodwill impairment. Goodwill was $777,757 at June 30, 2012 and $638,045 at June 25, 2011.
Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements, in-process research and development ("IPR&D") and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. Customer relationships and certain distribution agreements are amortized on a proportionate basis consistent with the economic benefits derived from those relationships and agreements. Certain trade names and trademarks, as well as IPR&D assets, are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. IPR&D assets are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of

$771,618 at June 30, 2012 and $574,430 at June 25, 2011.
Acquisition Accounting – The Company accounts for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the specifically identified net assets acquired is recorded as goodwill. Amounts allocated to acquired IPR&D are recognized at fair value and initially characterized as indefinite-lived intangible assets, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, acquired IPR&D with no alternative future use is charged to expense at the acquisition date.
The judgments made by management in determining the estimated fair value assigned to each class of asset acquired and liability assumed can materially impact the Company's results of operations. As part of the valuation procedures, the Company typically consults an independent advisor. There are several methods that can be used to determine fair value. The Company typically uses an income approach for valuing its specifically identifiable intangible assets by employing either a relief from royalty or multi-period excess earnings methodology. The relief from royalty method assumes that, if the acquired company did not own the intangible asset or intellectual property, it would be willing to pay a royalty for its use. The benefit of ownership of the intellectual property is valued as the relief from the royalty expense that would otherwise be incurred. This method is typically used by the Company for valuing readily transferable intangible assets that have licensing appeal, such as trade names and trademarks. The multi-period excess earnings approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. This method is typically used by the Company for valuing intangible assets such as developed product technology, customer relationships, product formulations and IPR&D. Some of the more significant estimates and assumptions inherent in both of these income approaches include:

•	the amount and timing of projected future cash flows, adjusted for the probability of technical and marketing success;

•	the amount and timing of projected costs to develop IPR&D into commercially viable products;

•	the discount rate selected to measure the risks inherent in the future cash flows;

•	the estimate of an appropriate market royalty rate; and

•	an assessment of the asset's life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry.

The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions; however, unanticipated events and circumstances may occur that may affect the accuracy and validity of such assumptions, estimates or actual results.

While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Useful life is the period over which the intangible asset is expected to contribute directly or indirectly to our future cash flows. The Company determines the useful lives of intangible assets based on a number of factors, such as legal, regulatory, or contractual provisions that may limit the useful life, and the effects of obsolescence, anticipated demand, existence or absence of competition, and other economic factors on useful life.
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
Market Risk – The Company’s investment securities include ARS totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. With the tightening of the credit markets beginning in calendar 2008, ARS have failed to settle at auction resulting in an illiquid market for these types of securities for an extended period of time. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. While there have been indications that a market is starting to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict when liquidity will return for these securities. The Company has classified the securities as other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.
The Company currently engages the services of an independent third-party valuation firm at the end of each second and fourth fiscal quarter to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. During the second and fourth quarters of fiscal 2012, the Company received updated estimates of the current fair value of these securities from the valuation firm and based on these estimations and other factors, the Company recorded an unrealized loss of $933 and $100, net of tax, in other comprehensive income in the second and fourth quarters of fiscal 2012, respectively. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities.
Foreign Exchange Risk – The Company has operations in the U.K., Israel, Mexico and Australia. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations incur costs in their local currency. In addition, the Company's U.S. operations continue to expand its export business, primarily in Canada, China and Europe and is subject to fluctuations in the respective currency exchange rates relative to the U.S. dollar. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates while other segments experience a positive impact related to foreign currency exchange. The Company estimates an additional ten percent devaluation of the U.S. dollar relative to the other foreign currencies it transacts business in would have decreased operating income of its foreign operating units by approximately $1,400 for fiscal 2012. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time.
In addition, the Company enters into certain purchase commitments for materials which, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.
The translation of the assets and liabilities of the Company’s international operations is made using their foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in accumulated other comprehensive income within shareholders’ equity on the

Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of June 30, 2012, the cumulative net currency translation adjustments increased shareholders’ equity by $53,723.
Foreign currency transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than an operating unit’s functional currency. For fiscal 2012, net transaction losses were $1,602.
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
During the first and third quarters of fiscal 2012, the Company acquired Paddock Laboratories, Inc. ("Paddock") and CanAm Care, LLC ("CanAm"), respectively (see Note 2 - Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Paddock and CanAm from its annual evaluation of internal control over financial reporting as of June 30, 2012. The Company will incorporate these acquisitions into its annual report on internal control over financial reporting for its fiscal year-end 2013. As of June 30, 2012, Paddock and CanAm's total assets together represented approximately 15% of the Company's consolidated total assets. Combined, Paddock and CanAm represented approximately 8% and 10% of the Company's consolidated net sales and operating income, respectively, for the year ended June 30, 2012.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. The framework used in carrying out our evaluation was the Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology ("COBIT"), which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.
Based on the evaluation under these frameworks, management has concluded that internal controls over financial reporting were effective as of June 30, 2012. The results of management’s assessment have been reviewed with the Company’s Audit Committee.
Ernst & Young LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Perrigo Company
We have audited Perrigo Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perrigo Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Paddock Laboratories, Inc. and CanAm Care, LLC, which are included in the fiscal 2012 consolidated financial statements of Perrigo Company and constituted 15% of total assets at June 30, 2012 and 8% and 10% of net sales and operating income, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of Perrigo Company also did not include an evaluation of internal control over financial reporting of Paddock Laboratories, Inc. and CanAm Care, LLC.
In our opinion, Perrigo Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perrigo Company as of June 30, 2012 and June 25, 2011, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended June 30, 2012 of Perrigo Company, and our report dated August 16, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
August 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
Board of Directors and Shareholders
Perrigo Company
We have audited the accompanying consolidated balance sheets of Perrigo Company as of June 30, 2012 and June 25, 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perrigo Company at June 30, 2012 and June 25, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perrigo Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
August 16, 2012

PERRIGO COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2012	2011	2010
Net sales	$3,173,249	$2,755,029	$2,268,150
Cost of sales	2,077,651	1,810,159	1,521,917
Gross profit	1,095,598	944,870	746,233
Operating expenses
Distribution	39,122	34,684	28,322
Research and development	105,774	89,250	83,515
Selling and administration	372,721	329,698	269,974
Subtotal	517,617	453,632	381,811
Write-off of in-process research and development	—	—	19,000
Restructuring	8,755	1,033	9,523
Total	526,372	454,665	410,334
Operating income	569,226	490,205	335,899
Interest, net	60,736	42,312	28,415
Other income, net	(3,499)	(2,661)	(1,165)
Income from continuing operations before income taxes	511,989	450,554	308,649
Income tax expense	119,015	109,996	84,215
Income from continuing operations	392,974	340,558	224,434
Income (loss) from discontinued operations, net of tax	8,639	(1,361)	(635)
Net income	$401,613	$339,197	$223,799

Earnings (loss) per share(1)
Basic
Continuing operations	$4.22	$3.69	$2.46
Discontinued operations	0.09	(0.01)	(0.01)
Basic earnings per share	$4.31	$3.67	$2.45
Diluted
Continuing operations	$4.18	$3.64	$2.42
Discontinued operations	0.09	(0.01)	(0.01)
Diluted earnings per share	$4.27	$3.63	$2.41
Weighted average shares outstanding
Basic	93,219	92,313	91,399
Diluted	94,052	93,529	92,845
Dividends declared per share	$0.3100	$0.2725	$0.2425
(1)The sum of individual per share amounts may not equal due to rounding.

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2012	June 25, 2011
Assets
Current assets
Cash and cash equivalents	$602,489	$310,104
Accounts receivable, net	572,582	477,851
Inventories	547,455	505,576
Current deferred income taxes	45,738	30,474
Income taxes refundable	1,047	370
Prepaid expenses and other current assets	26,610	50,350
Current assets of discontinued operations	—	2,568
Total current assets	1,795,921	1,377,293
Property and equipment
Land	40,376	39,868
Buildings	343,279	324,773
Machinery and equipment	735,182	641,157
	1,118,837	1,005,798
Less accumulated depreciation	(540,487)	(498,490)
	578,350	507,308

Goodwill and other indefinite-lived intangible assets	820,122	644,902
Other intangible assets, net	729,253	567,573
Non-current deferred income taxes	13,444	10,531
Other non-current assets	86,957	81,614
	$4,024,047	$3,189,221
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$317,341	$343,278
Short-term debt	90	2,770
Payroll and related taxes	89,934	81,455
Accrued customer programs	116,055	91,374
Accrued liabilities	76,406	57,514
Accrued income taxes	12,905	10,551
Current portion of long-term debt	40,000	15,000
Current liabilities of discontinued operations	—	4,093
Total current liabilities	652,731	606,035
Non-current liabilities
Long-term debt, less current portion	1,329,235	875,000
Non-current deferred income taxes	24,126	10,601
Other non-current liabilities	165,310	166,598
Total non-current liabilities	1,518,671	1,052,199
Shareholders’ Equity
Controlling interest:
Preferred stock, without par value, 10,000 shares authorized	—	—
Common stock, without par value, 200,000 shares authorized	504,708	467,661
Accumulated other comprehensive income	39,404	127,050
Retained earnings	1,306,925	934,333
	1,851,037	1,529,044
Noncontrolling interest	1,608	1,943
Total shareholders’ equity	1,852,645	1,530,987
	$4,024,047	$3,189,221
Supplemental Disclosures of Balance Sheet Information
Related to Continuing Operations
Allowance for doubtful accounts	$2,556	$7,837
Working capital	$1,143,190	$772,783
Preferred stock, shares issued and outstanding	—	—
Common stock, shares issued and outstanding	93,484	92,778

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2012	2011	2010
Cash Flows (For) From Operating Activities
Net income	$401,613	$339,197	$223,799
Adjustments to derive cash flows
Write-off of in-process research and development	—	—	19,000
Gain on sale of pipeline development projects	(3,500)	—	—
(Gain) loss on sale of business	(8,639)	2,151	(750)
Restructuring and asset impairment	8,668	1,033	9,523
Depreciation and amortization	135,323	102,941	74,104
Share-based compensation	18,973	15,355	14,696
Income tax benefit from exercise of stock options	(1,796)	(623)	(1,302)
Excess tax benefit of stock transactions	(12,893)	(17,193)	(9,860)
Deferred income taxes	27,476	(56,140)	(16,073)
Subtotal	565,225	386,721	313,137
Changes in operating assets and liabilities, net of asset and business acquisitions and disposition
Accounts receivable	(49,349)	(107,235)	(21,766)
Inventories	5,353	(30,416)	(32,217)
Accounts payable	(23,555)	57,804	(1,558)
Payroll and related taxes	4,988	616	30,917
Accrued customer programs	(1,568)	31,440	5,142
Accrued liabilities	4,203	(32,335)	7,451
Accrued income taxes	13,746	56,216	26,310
Other	(5,667)	11,150	4,947
Subtotal	(51,849)	(12,760)	19,226
Net cash from operating activities	513,376	373,961	332,363
Cash Flows (For) From Investing Activities
Acquired research and development	—	—	(19,000)
Acquisitions of businesses, net of cash acquired	(582,329)	2,624	(868,802)
Additions to property and equipment	(120,192)	(99,443)	(57,816)
Proceeds from sale of intangible assets and pipeline development projects	10,500	—	—
Proceeds (return of consideration) from sale of business	8,639	(3,558)	35,980
Acquisitions of assets	(750)	(10,750)	(10,262)
Proceeds from sales of securities	—	560	—
Net cash for investing activities	(684,132)	(110,567)	(919,900)
Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	(2,680)	(6,230)	(8,771)
Borrowings of long-term debt	1,089,235	150,000	625,000
Repayments of long-term debt	(610,000)	(195,000)	(165,000)
Deferred financing fees	(5,097)	(5,483)	(5,813)
Excess tax benefit of stock transactions	12,893	17,193	9,860
Issuance of common stock	11,621	14,341	21,444
Repurchase of common stock	(8,236)	(8,308)	(71,088)
Cash dividends	(29,021)	(25,303)	(22,329)
Net cash from (for) financing activities	458,715	(58,790)	383,303
Effect of exchange rate changes on cash	4,426	(4,265)	(3,643)
Net increase (decrease) in cash and cash equivalents	292,385	200,339	(207,877)
Cash and cash equivalents of continuing operations, beginning of period	310,104	109,765	317,638
Cash balance of discontinued operations, beginning of period	—	—	4
Cash and cash equivalents, end of period	$602,489	$310,104	$109,765

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$53,694	$47,455	$53,557
Interest received	$3,989	$3,726	$21,392
Income taxes paid	$82,338	$115,627	$77,420
Income taxes refunded	$910	$1,440	$1,433

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Common Stock Issued		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at June 27, 2009	92,209	$452,243	$44,894	$52,992	$418,969
Net income	—	—	—	223,799	223,799
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $898 tax	—	—	1,668	1,668	—
Foreign currency translation adjustments	—	—	(2,362)	(2,362)	—
Change in fair value of investment securities	—	—	(568)	(568)	—
Post-retirement liability adjustments, net of $233 tax	—	—	(432)	(432)	—
Issuance of common stock under:
Stock options	1,347	21,444	—	—	—
Restricted stock plan	200	—	—	—	—
Compensation for stock options	—	3,854	—	—	—
Compensation for restricted stock	—	10,842	—	—	—
Cash dividends, $0.2425 per share	—	—	—	—	(22,329)
Tax effect from stock transactions	—	11,162	—	—	—
Repurchases of common stock	(2,062)	(71,088)	—	—	—
Balance at June 26, 2010	91,694	428,457	43,200	222,105	620,439
Net income	—	—	—	339,197	339,197
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $425 tax	—	—	(790)	(790)	—
Foreign currency translation adjustments	—	—	81,691	81,691	—
Change in fair value of investment securities	—	—	3,110	3,110	—
Post-retirement liability adjustments, net of $87 tax	—	—	(161)	(161)	—
Issuance of common stock under:
Stock options	781	14,341	—	—	—
Restricted stock plan	445	—	—	—	—
Compensation for stock options	—	3,794	—	—	—
Compensation for restricted stock	—	11,561	—	—	—
Cash dividends, $0.2725 per share	—	—	—	—	(25,303)
Tax effect from stock transactions	—	17,816	—	—	—
Repurchases of common stock	(142)	(8,308)	—	—	—
Balance at June 25, 2011	92,778	467,661	127,050	423,047	934,333
Net income	—	—	—	401,613	401,613
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $5,065 tax	—	—	(9,406)	(9,406)	—
Foreign currency translation adjustments	—	—	(76,656)	(76,656)	—
Change in fair value of investment securities	—	—	(1,033)	(1,033)	—
Post-retirement liability adjustments, net of $297 tax	—	—	(551)	(551)	—
Issuance of common stock under:
Stock options	519	11,621	—	—	—
Restricted stock plan	277	—	—	—	—
Compensation for stock options	—	5,009	—	—	—
Compensation for restricted stock	—	13,964	—	—	—
Cash dividends, $0.3100 per share	—	—	—	—	(29,021)
Tax effect from stock transactions	—	14,689	—	—	—
Repurchases of common stock	(90)	(8,236)	—	—	—
Balance at June 30, 2012	93,484	$504,708	$39,404	$313,967	$1,306,925

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
The Company, through several wholly owned subsidiaries, develops, manufactures and distributes over-the-counter ("OTC") and generic prescription ("Rx") pharmaceuticals, infant formulas, nutritional products and active pharmaceutical ingredients ("API") primarily in the U.S., Israel, U.K., Mexico and Australia. In the U.S., these subsidiaries consist primarily of L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., Perrigo Holland, Inc., PBM Holdings, Inc., Paddock Laboratories, LLC and Perrigo Diabetes Care, LLC (formerly CanAm Care, LLC). Outside the U.S., these subsidiaries consist primarily of Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Galpharm Healthcare Ltd. and Orion Laboratories Pty Ltd. As used herein, the “Company” means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

Basis of Presentation
The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal year 2012 was comprised of 53 weeks and ended on June 30, 2012. Fiscal years 2011 and 2010 were comprised of 52 weeks and ended on June 25, 2011 and June 26, 2010, respectively. In the event that the Company has discontinued operations or changes to purchase accounting during the measurement period for business combinations, prior year financial statements are adjusted accordingly to conform with current financial reporting requirements.

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment. In the fourth quarter of fiscal 2010, the Company acquired PBM Holdings, Inc. ("PBM"), the leading manufacturer and distributor of store brand infant formulas, pediatric nutritionals and baby foods. As a result of the acquisition of PBM, the Company began participating in new nutritional product lines. In the first quarter of fiscal 2011, the Company realigned and expanded its operating segments to include a Nutritionals segment, representing infant formulas and other nutritional products. Management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business according to these operating segments. As a result of the change in segment reporting, all historical segment information has been adjusted to conform to the new presentation.

Discontinued Operations
In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business have been classified as discontinued operations in the consolidated financial statements for all periods presented. The sale was completed in the third quarter of fiscal 2010. In the fourth quarter of fiscal 2012, upon satisfaction of contingency factors specified in the sale agreement, the Company recorded additional consideration of $8,639, which was included in discontinued operations. As a result, the final pre-tax gain on the sale of the Israel Consumer Products business was $7,238. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

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

Starting June 27, 2010, the reporting year-end of these foreign operations was changed from May to June. The previously existing one-month reporting lag was eliminated as it was no longer required to achieve a timely consolidation due to the Company’s investments in technology, ERP systems and personnel to enhance its financial

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

statement close process. The Company believes this change is preferable because the financial information of all operating units is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available. In accordance with Accounting Standard Codification ("ASC") 850-10-50-2, “A Change in the Difference Between Parent and Subsidiary Fiscal Year-Ends,” the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50 “Change in Accounting Principle.” Voluntary changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the Company’s financial statements for periods prior to fiscal 2011 have been adjusted to reflect the period-specific effects of applying this accounting principle.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.

International Operations
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
Revenues
Revenues from product sales are recognized when the goods are shipped to the customer. When title and risk pass to the customer is dependent on the customer’s shipping terms. If the customer has shipping terms of free on board ("FOB") shipping point, title and risk pass to the customer as soon as the freight carrier leaves the Company’s shipping location. If the customer has shipping terms of FOB destination, title and risk pass to the customer upon receipt of the order at the customer’s location. A provision is recorded to exclude shipments estimated to be in-transit to customers at the end of the reporting period. A sales allowance is recorded and accounts receivable is reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. Revenue is also reduced for any contractual customer program arrangements and related liabilities are recorded concurrently.
The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the Rx Pharmaceuticals segment while others relate only to the Consumer Healthcare ("CHC") and Nutritionals segments. Typically, the aggregate gross-to-net adjustments related to Rx Pharmaceuticals can exceed 50% of the segment's gross sales. In contrast, the aggregate gross-to-net adjustments related to CHC and Nutritionals typically do not exceed 10% of the segment's gross sales. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable. Changes in these estimates and assumptions related to customer programs may result in additional accruals or allowances. Customer-related accruals and allowances were $150,874 at June 30, 2012 and $98,765 at June 25, 2011.
Revenues from service and royalty arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of ASC Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements” (ASC 605-25). If the separate elements meet the requirements of ASC 605-25, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on their relative selling prices. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract. See Note 19 regarding the Company’s current collaboration agreements.
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

The Company applies the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), for financial and nonfinancial assets and liabilities that are being measured and reported on a fair value basis.
Derivative Instruments
The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates and foreign currency exchange rates. The Company accounts for derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income ("OCI"), net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. All of the Company’s designated hedging instruments are classified as cash flow hedges.
All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $415,600 at June 30, 2012 and $378,800 at June 25, 2011. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.
The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s policy to manage its credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of “A” or better and by distributing the contracts among several financial institutions to diversify credit concentration risk. Should a counterparty default, the Company's maximum exposure to loss is the asset balance of the instrument.
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
Accounts Receivable
The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for doubtful accounts was $2,556 at June 30, 2012 and $7,837 at June 25, 2011.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out ("FIFO") method. Inventory related to research and development is expensed at the point when it is determined the materials have no alternative future use.
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
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated primarily using the straight-line method for financial reporting and accelerated methods for tax reporting. Useful lives for financial reporting range from 5 to 15 years for machinery and equipment and 10 to 45 years for buildings. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $58,157, $55,035 and $46,497 for fiscal 2012, 2011 and 2010, respectively.
Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. For fiscal 2012, 2011 and 2010, the required annual testing resulted in no impairment charge. Goodwill was $777,757 at June 30, 2012 and $638,045 at June 25, 2011. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.
Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements, in-process research and development ("IPR&D") and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. Customer relationships and certain distribution agreements are amortized on a proportionate basis consistent with the economic benefits derived from those relationships and agreements. Certain trade names and trademarks, as well as IPR&D assets, are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. For fiscal 2012, 2011 and 2010, the required annual testing resulted in no impairment charge. IPR&D assets are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $771,618 at June 30, 2012 and $574,430 at June 25, 2011. See Note 7 regarding the timing of the Company’s annual intangible asset impairment testing.

The Company also reviews all other long-lived assets that have finite lives and that are not held for sale for impairment when indicators of impairment are evident by comparing the carrying value of the assets to their estimated future undiscounted cash flows.
Share-Based Awards
The Company recognizes share-based compensation awards in accordance with the authoritative guidance for share-based payments, which requires the Company to measure and record compensation expense, based on estimated grant date fair values and net of any estimated forfeitures, for all share-based compensation awards over the vesting period of the awards. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent period for any differences in actual forfeitures from those estimates.
The Company estimates the fair value of stock option awards granted based on the Black-Scholes option pricing model, which requires the use of subjective and complex assumptions. These assumptions include estimating the expected term that awards granted are expected to be outstanding, the expected volatility of the Company's stock price for a period commensurate with the expected term of the related options, and the risk-free rate with a maturity closest to the expected term of the related awards. Restricted stock and restricted stock units are valued based on the Company's stock price on the day the awards are granted. See Note 12 for further information on share-based awards.
Income Taxes
Deferred income tax assets and liabilities are recorded based upon the difference between the financial reporting and the tax reporting basis of assets and liabilities using the enacted tax rates. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.
Provision has not been made for U.S. or additional foreign taxes on undistributed post-acquisition earnings of foreign subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.
The Company records reserves for uncertain tax positions to the extent it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. The Company includes interest and penalties attributable to uncertain tax positions and income taxes as a component of its income tax provision.

Research and Development
All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. The Company may continue to make non-refundable payments to third parties for new technologies and for research and development work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made. Research and development spending was $105,774 for fiscal 2012, $89,250 for fiscal 2011 and $83,515 for fiscal 2010. Fiscal 2012 included incremental research and development expenses attributable to the Paddock acquisition. Fiscal 2010 included charges of $14,000 and $5,000 for the write-offs of in-process research and development related to the Abbreviated New Drug Applications ("ANDAs") acquired from KV Pharmaceuticals ("KV") and Novel Laboratories, Inc. ("Novel"), respectively. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

The Company actively partners with other pharmaceutical companies to collaboratively develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

distribution resources. The Company's policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there is already an ANDA or a New Drug Application ("NDA") approval directly related to the product, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset. If the Company acquires product rights that are in the development phase and as to which the Company has no assurance that the third-party will successfully complete its development milestones, the Company expenses the amount paid. See Note 19 for more information on the Company’s current collaboration agreements.
Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $12,182, $16,424 and $3,451 in fiscal 2012, 2011 and 2010, respectively. The Company's advertising costs relate primarily to print advertising, direct mail and on-line communications for its infant nutritionals business.
Earnings per Share ("EPS")
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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement ASC Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and IFRS. This topic changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. These provisions are effective for reporting periods beginning on or after December 15, 2011, applied prospectively. This guidance was effective for the Company in the third quarter of fiscal 2012. The adopted disclosures have been provided in Note 5.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. This guidance was effective for the Company in the first quarter of fiscal 2012 and did not have any impact on its consolidated financial statements as the Company does not have any reporting units with net carrying values at or below zero.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements”. This ASU amends ASC Topic 820 to require an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The Company adopted the new disclosure requirements in the third quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which were effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. This guidance was effective for the Company in the first quarter of fiscal 2012. The adopted disclosures have been provided in Note 5.

Recently Issued Accounting Standards Not Yet Adopted

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This amendment was made to simplify the asset impairment test. The amendments allow an organization the option to first assess the qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization that elects to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in the standards update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is also permitted. This guidance will be effective beginning in fiscal 2014, and the Company expects to adopt it at this time.

In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (ASC Topic 220) - Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This ASU defers the effective date for the part of ASU 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" that would require adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in financial statements. The changes in ASU 2011-05 would have been effective for annual and interim periods beginning on or after December 15, 2011, but those changes are now deferred until the FASB can adequately evaluate the costs and benefits of this presentation. The Company will defer adoption of the presentation requirement and will provide the disclosures required under the remainder of ASU 2011-05 in the first quarter of fiscal 2013.

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
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU improve the prominence of other comprehensive income items and align the presentation of OCI with IFRS. These changes allow an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single statement of comprehensive income or in two separate and consecutive statements. Both methods must still report each component of net income with total income, each component of other comprehensive income with a total amount of other comprehensive income, and a total amount of comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments should be applied retrospectively. This guidance will be effective for the Company in the first quarter of fiscal 2013.

NOTE 2 – ACQUISITIONS
Acquired Research and Development
On May 26, 2010, the Company acquired the pending ANDA for the generic therapeutical equivalent of HalfLytely® and Bisacodyl tablets bowel prep kit from Novel for $3,000 in cash and a $2,000 milestone payment based on tentative approval of the ANDA by the U.S. Food and Drug Administration ("FDA"). The milestone payment and the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the fourth quarter of fiscal 2010 in the Company’s Rx Pharmaceuticals segment.
On September 21, 2009, the Company acquired the ANDA for clindamycin phosphate (1%) and benzoyl peroxide (5%) gel from KV for $14,000 in cash and a $2,000 milestone payment to be made upon the successful completion of a contingency. This product is the generic equivalent of Duac® gel, which is marketed by Stiefel, and is indicated for the topical treatment of inflammatory acne vulgaris. Excluding the milestone payment, the full amount of the purchase price, which related to acquired research and development, was capitalized and immediately written off as in-process research and development in the first quarter of fiscal 2010 because the ANDA had not received final FDA approval at the date of acquisition. In the fourth quarter of fiscal 2012, upon successful completion of the contingency, the Company paid KV the $2,000 milestone payment, which was charged to earnings in the fourth quarter of fiscal 2012. On June 27, 2012, the Company launched this product upon receiving final FDA approval for its ANDA.
Asset Acquisitions

During fiscal 2011, the Company acquired a total of $10,750 of intangible assets associated with certain distribution and license agreements, most notably an agreement with AgaMatrix, Inc. ("AgaMatrix"). On February 17, 2011, the Company announced that it entered into an exclusive agreement with AgaMatrix to sell and distribute blood glucose monitors and test strips in the U.S. store brand channel. Under the terms of the agreement, the Company paid $5,000 to AgaMatrix for a distribution and license agreement, which has been accounted for as an intangible asset beginning in the third quarter of fiscal 2011 and is being amortized on an accelerated basis over its eight-year useful life.
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
Business Acquisitions
The Company completed various business acquisitions during fiscal 2012 and 2010 as summarized below.
Fiscal 2012

CanAm Care, LLC - On January 6, 2012, the Company acquired substantially all of the assets of CanAm Care, LLC ("CanAm"), a distributor of diabetes care products, located in Alpharetta, Georgia, for $39,014. The purchase price included an up-front cash payment of $36,114 and contingent consideration totaling $2,900 based primarily on the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third party related to a certain diabetes care product. See Note 5 regarding the valuation of the $2,900 contingent consideration. Subsequent to year-end, the Company executed the promotion agreement with the third-party and paid the seller the initial consideration of $2,000. The acquisition expanded the Company's diabetic product offering within the Consumer Healthcare segment.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for CanAm are included in the Consumer Healthcare segment of the Company's consolidated results of operations from the acquisition date to June 30, 2012. Since the acquisition date, CanAm contributed approximately $17,600 in revenue and an operating loss of approximately $300.

The final allocation of the $39,014 purchase price was:

Accounts receivable	$3,568
Inventory	6,391
Property and equipment	91
Other assets	126
Deferred income tax assets	625
Goodwill	15,040
Intangible assets	15,830
Total assets acquired	41,671

Accounts payable	2,237
Other current liabilities	420
Total liabilities assumed	2,657
Net assets acquired	$39,014

The excess of the purchase price over the fair value of net assets acquired, amounting to $15,040, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$12,000
Developed product technology	1,600
Non-compete agreements	1,540
Trade name and trademarks	690
Total intangible assets acquired	$15,830

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the excess earnings method. Customer relationships are based on a 15-year useful life and amortized on a proportionate basis consistent with the economic benefits derived therefrom. Developed product technology and non-compete agreements are based on a 20- and 5-year useful life, respectively, and are amortized on a straight-line basis. Trade name and trademarks were considered to have an indefinite life.
Paddock Laboratories, Inc. – On July 26, 2011, the Company completed the acquisition of substantially all of the assets of Paddock Laboratories, Inc. ("Paddock"). After final working capital and other adjustments of $837, the ultimate cash paid for Paddock was $546,215. Headquartered in Minneapolis, Minnesota, Paddock was a manufacturer and marketer of generic Rx pharmaceutical products. The acquisition expanded the Company’s generic Rx product offering, pipeline and scale.

The Company funded the transaction using $250,000 of term loan debt, $211,215 of cash on hand and $85,000 from its accounts receivable securitization program. In fiscal 2011, the Company incurred $2,560 of acquisition costs, of which $1,315, $695 and $550 were expensed in operations in the second, third and fourth quarters of fiscal 2011, respectively. The Company incurred an additional $5,600 of acquisition costs in the first quarter of fiscal 2012, along with severance costs of $3,800, of which approximately $3,200 and $600 were expensed in operations in the first and second quarters of fiscal 2012, respectively.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Paddock are included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations for the period from the acquisition date to June 30, 2012. Since the acquisition date, Paddock contributed approximately $227,800 in revenue and operating income of $56,300, which included a non-recurring charge of $27,179 to cost of sales related to the step-up in value of inventory acquired and sold during the first quarter of fiscal 2012 and severance costs of $3,800 as disclosed in the preceding paragraph.

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

The excess of the purchase price over the fair value of net assets acquired, amounting to $148,865, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Rx Pharmaceuticals segment. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Developed product technology	$237,000
In-process research and development	35,000
Total intangible assets acquired	$272,000

Management assigned fair values to the identifiable intangible assets through the excess earnings method. The developed product technology assets are based on a 10-year useful life and amortized on a straight-line basis. IPR&D assets initially recognized at fair value will be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. At June 30, 2012, none of the projects associated with the IPR&D assets had progressed to the point of establishing developed technologies.

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

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

As a condition to Federal Trade Commission ("FTC") approval of the overall transaction with Paddock, immediately subsequent to the acquisition, the Company sold to Watson Pharmaceuticals four ANDA products acquired as part of the Paddock portfolio along with the rights to two of the Company's pipeline development projects for a total of $10,500. The Company allocated $7,000 of proceeds to the four ANDA products and wrote off the corresponding developed product technology intangible asset, which was recorded at its fair value of $7,000. In addition, the Company recorded a $3,500 gain on the sale of its pipeline development projects.

The following unaudited pro forma financial information presents results as if the acquisitions of CanAm and Paddock had occurred at the beginning of fiscal 2011:

(Unaudited)	Fiscal Year
	2012	2011
Net sales	$3,208,313	$3,023,849
Income from continuing operations	$549,769	$443,570
Basic earnings from continuing operations per share	$4.47	$3.64
Diluted earnings from continuing operations per share	$4.43	$3.59

For purposes of the pro forma disclosures above, the primary adjustments for fiscal 2011 include: i) a non-recurring charge to cost of goods sold related to the fair value adjustment to acquisition-date inventory of $27,179; ii) amortization of acquired intangibles of $23,800; iii) additional interest expense of $9,100 from the $335,000 in debt associated with the Paddock acquisition; and iv) acquisition-related and severance charges of $9,400. The primary adjustments for fiscal 2012 include: i) the elimination of the non-recurring charge to cost of goods sold related to the fair value adjustment to acquisition-date inventory of $27,179 and ii) the elimination of the acquisition-related and severance charges of $9,400.
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
Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$250,000
Product formulations	107,000
Distribution agreements	18,000
Developed product technology	4,200
Trade names and trademarks	1,900
Non-compete agreement	1,400
Total intangible assets acquired	$382,500
Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the discounted cash flow method. Developed product technology and product formulations are based on a 15- and 10-year useful life, respectively, and amortized on a straight-line basis. Trade names and trademarks were considered to have an indefinite life. Distribution agreements and customer relationships are based on a 20-year useful life and amortized on a proportionate basis consistent with the economic benefits derived from those agreements and relationships. The non-compete agreement is based on a five-year life and amortized on a straight-line basis.
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
Orion Laboratories Pty Ltd. – On March 8, 2010, the Company acquired 100% of the outstanding shares of privately-held Orion Laboratories Pty Ltd. ("Orion"). After taking into account final working capital adjustments, the ultimate cash paid for Orion was $48,012. The Company incurred approximately $600 of acquisition costs, all of which were expensed in operations in the third quarter of fiscal 2010. Located near Perth, Western Australia, Orion

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

was a leading supplier of OTC store brand pharmaceutical products in Australia and New Zealand. In addition, Orion manufactured and distributed pharmaceutical products supplied to hospitals in Australia. The acquisition of Orion expanded the Company’s global presence and product portfolio into Australia and New Zealand. The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Orion were included in the Consumer Healthcare segment of the Company’s consolidated results of operations beginning March 8, 2010.
During the measurement period, which ended March 7, 2011, the Company finalized the post-closing working capital adjustment and the book/tax basis adjustments, which resulted in recording net adjustments of $1,485. The following table summarizes the final fair values of the assets acquired and the liabilities assumed related to the Orion acquisition:

	Initial Valuation	Measurement Period Adjustments	Final Valuation
Cash	$671	$—	$671
Accounts receivable	4,631	(1,485)	3,146
Inventory	4,484	—	4,484
Property and equipment	11,490	—	11,490
Other assets	110	—	110
Deferred income tax assets	322	1,602	1,924
Goodwill	16,566	(104)	16,462
Other Intangible assets	15,600	—	15,600
Total assets acquired	53,874	13	53,887
Accounts payable	2,247	—	2,247
Other current liabilities	954	—	954
Deferred income tax liabilities	3	1,488	1,491
Taxes payable	1,173	10	1,183
Total liabilities assumed	4,377	1,498	5,875
Net assets acquired	$49,497	$(1,485)	$48,012
The excess of the purchase price over the fair value of net assets acquired, amounting to $16,462, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.
Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$12,000
Non-compete agreements	2,418
Product formulations	1,182
Total intangible assets acquired	$15,600

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the discounted cash flow method and the lost income method. Product formulations are based on a 10-year useful life and amortized on a straight-line basis. Customer relationships are based on 15- or 10-year useful lives based on the type of relationship and are amortized on a proportionate basis consistent with the economic benefits derived from the relationships. There are three non-compete agreements, each based on a five-year life and amortized on a straight-line basis.
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
Vedants Drug & Fine Chemicals Private Ltd. – To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Ltd. ("Vedants"), an API manufacturing facility in India, for $11,500 in cash. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin at the end of fiscal 2013, with shipments expected to commence in fiscal 2014, and will include certain API products currently manufactured in Israel and that had been manufactured in Germany. The acquisition was accounted for using the acquisition method, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Vedants were included in the API segment of the Company’s consolidated results of operations beginning August 6, 2009. Operations related to the noncontrolling interest are currently immaterial.
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
On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group. On February 26, 2010, the sale to Emilia Group was completed for approximately $47,000, of which approximately $11,000, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar, was contingent upon satisfaction of contingency factors specified in the agreement. The sale was completed in the third quarter of fiscal 2010 resulting in a pre-tax gain on the sale of $750, excluding the contingent consideration. The sales price was subject to post-closing working capital adjustments as defined by the agreement. During the third quarter of fiscal 2011, as part of an arbitration ruling, the Company made a $3,558 payment to Emilia Group settling the final post-closing working capital adjustment. Of this amount, $2,151 was charged to earnings and included in discontinued operations in the third quarter of fiscal 2011. In the fourth quarter of fiscal 2012, upon satisfaction of the contingency factors specified in the agreement, the Company recorded additional consideration of $8,639, which was included in discontinued operations. As a result, the final pre-tax gain on the sale of the Israel Consumer Products business was $7,238. Under the terms of the agreement, the Company provided distribution and support services for the importation of private label cosmetics from this business into the U.S. market for 12 months after the close of the transaction. These services were fully transferred to Emilia Group during the third quarter of fiscal 2011.
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
Results of discontinued operations were as follows:

	Fiscal Year
	2012	2011	2010
Net sales	$—	$17,499	$67,985
Gain (loss) on sale	$8,639	$(2,151)	$750

Income before income taxes	$8,639	$91	$486
Income tax expense	—	(1,452)	(1,121)
Income (loss) from discontinued operations, net of tax	$8,639	$(1,361)	$(635)

There were no assets or liabilities related to discontinued operations as of June 30, 2012. The assets and liabilities classified as discontinued operations as of June 25, 2011 were as follows:

June 25, 2011
Accounts receivable, net	$2,568
Current assets of discontinued operations	$2,568

Accounts payable	$2,654
Accrued payroll and other accrued liabilities	1,439
Current liabilities of discontinued operations	$4,093

NOTE 4 – EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows:

	Fiscal Year
	2012	2011	2010
Numerator:
Income from continuing operations	$392,974	$340,558	$224,434
Income (loss) from discontinued operations, net of tax	8,639	(1,361)	(635)
Net income used for both basic and diluted EPS	$401,613	$339,197	$223,799
Denominator:
Weighted average shares outstanding for basic EPS	93,219	92,313	91,399
Dilutive effect of share-based awards	833	1,216	1,446
Weighted average shares outstanding for diluted EPS	94,052	93,529	92,845
Share-based awards outstanding that were anti-dilutive totaled 178, 127 and 24 for fiscal 2012, 2011 and 2010, respectively. Share-based awards that were anti-dilutive were excluded from the diluted EPS calculation.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5 – FAIR VALUE MEASUREMENTS
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
The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of June 30, 2012 and June 25, 2011:

	Fair Value Measurements as of June 30, 2012 Using:
	Total as of June 30, 2012	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$479,548	$479,548	$—	$—
Investment securities	6,470	—	—	6,470
Funds associated with Israeli post employment benefits	14,973	—	14,973	—
Total	$500,991	$479,548	$14,973	$6,470
Liabilities:
Contingent consideration	$2,900	$—	$—	$2,900
Interest rate swap agreements	14,706	—	14,706	—
Foreign currency forward contracts, net	5,567	—	5,567	—
Total	$23,173	$—	$20,273	$2,900

	Fair Value Measurements as of June 25, 2011 Using:
	Total as of June 25, 2011	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$267,221	$267,221	$—	$—
Investment securities	7,503	—	—	7,503
Funds associated with Israeli post employment benefits	17,170	—	17,170	—
Foreign currency forward contracts, net	3,353	—	3,353	—
Total	$295,247	$267,221	$20,523	$7,503
Liabilities:
Interest rate swap agreements	$7,283	$—	$7,283	$—
Total	$7,283	$—	$7,283	$—
The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value. As of June 30, 2012, the carrying value and fair value of the Company's fixed rate long-

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

term debt were $965,000 and $1,050,343, respectively. As of June 25, 2011, the carrying value and fair value of the Company's fixed rate long-term debt were $615,000 and $650,812, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during fiscal 2012 or fiscal 2011. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of June 30, 2012, the Company had $14,973 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets.The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
The Company’s investment securities include auction rate securities ("ARS") totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every 7 to 35 days. Historically, the carrying value of ARS approximated their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the credit markets beginning in calendar 2008, ARS have failed to settle at auction resulting in an illiquid market for these types of securities for an extended period of time. While there have been indications that a market is starting to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict when liquidity will return for these securities. The Company has classified the securities as other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.

The Company currently engages the services of an independent third-party valuation firm at the end of each second and fourth fiscal quarter to assist the Company in estimating the current fair value of the ARS using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. As this fair value is based on significant inputs not observable in the market, the Company has classified these securities as Level 3 in the tables above. The inputs to the discounted cash flow model include market interest rates and a discount factor to reflect the illiquidity of the investments. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company's valuation is sensitive to market conditions and management's judgment. A 100 basis point increase in the discount rate would result in a decrease in the fair value of approximately $200. The Company recorded unrealized losses (net of tax) of $1,033 and $568, in fiscal 2012 and 2010, respectively, and an unrealized gain (net of tax) of $3,110 in fiscal 2011 in other comprehensive income related to the ARS. Although the Company continued to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. All of the ARS investments have a contractual maturity of more than five years as of June 30, 2012. The gross realized gains and losses on the sale of ARS are determined using the specific identification method.
As a result of the acquisition of CanAm completed on January 6, 2012, the Company recorded a contingent consideration liability of $2,900 based upon the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third-party related to a certain diabetes care product. The fair value measurements for this liability are valued using Level 3 inputs. Based on the terms of the acquisition agreement, the Company will pay the seller $2,000 upon the Company's execution of the promotion agreement with the third-party. Additional consideration, not to exceed $5,000 is to be paid in an amount equal to the gross revenue associated with the promotion agreement during the first year subsequent to the endorsement of the agreement. The Company estimated the fair value of the contingent consideration using probability assessments with respect to the timing of executing the agreement with the third-party, along with the expected future cash flows during the first year subsequent to the endorsement of the agreement. The assumptions associated with expected future cash flows will be evaluated each quarter. During the fourth quarter of fiscal 2012, the Company updated the estimated fair value of the contingent consideration and determined there was no change to the original fair value of $2,900. Subsequent to year-end, the Company executed the promotion agreement with

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

the third-party and paid the seller the initial consideration of $2,000.
In the second quarter of fiscal 2011, the Company sold its collateralized debt obligations backed primarily by U.S. Treasury obligations for proceeds of $560.

The following table presents a rollforward of the assets and liabilities measured at fair value using unobservable inputs (Level 3) at June 30, 2012:

	Investment Securities (Level 3)	Contingent Consideration (Level 3)
Balance as of June 26, 2010	$4,950	$—
Sale of collateralized debt obligations	(560)	—
Unrealized gain on ARS	3,110	—
Foreign currency translation	3	—
Balance as of June 25, 2011	7,503	—
New Level 3 item	—	2,900
Unrealized loss on ARS	(1,033)	—
Total as of June 30, 2012	$6,470	$2,900

NOTE 6 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows:

	June 30, 2012	June 25, 2011
Finished goods	$235,593	$244,758
Work in process	154,238	119,732
Raw materials	157,624	141,086
Total inventories	$547,455	$505,576

The increase in inventory from June 25, 2011 was due primarily to the incremental inventory acquired as part of the Paddock and CanAm acquisitions.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performs its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units as of the beginning of the fourth quarter of the fiscal year. The current and prior year testing resulted in no impairment charges being recorded.
During fiscal 2012, there were additions to goodwill in the Consumer Healthcare and Rx Pharmaceuticals segments related to the acquisitions of CanAm and Paddock, respectively. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Nutritionals	Rx Pharma- ceuticals	API	Total
Balance as of June 26, 2010	$118,987	$331,744	$72,725	$88,011	$611,467
Currency translation adjustment	7,322	—	8,906	10,350	26,578
Balance as of June 25, 2011	126,309	331,744	81,631	98,361	638,045
Business acquisitions	15,040	—	148,865	—	163,905
Currency translation adjustment	(2,439)	—	(9,727)	(12,027)	(24,193)
Balance as of June 30, 2012	$138,910	$331,744	$220,769	$86,334	$777,757
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
Other intangible assets and related accumulated amortization consisted of the following:

	June 30, 2012		June 25, 2011
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/formulation and product rights	$542,094	$140,489	$328,461	$101,494
Customer relationships	341,363	50,757	331,081	32,029
Distribution and license agreements	52,609	23,686	52,790	19,844
Non-compete agreements	7,804	3,778	6,391	2,431
Trademarks	4,797	704	5,378	730
Total	948,667	219,414	724,101	156,528
Non-amortizable intangibles:
In-process research and development	35,000	—	—	—
Trade names and trademarks	7,365	—	6,857	—
Total other intangible assets	$991,032	$219,414	$730,958	$156,528
As of June 30, 2012, other intangible assets included additions made during fiscal 2012 that were attributable to the acquisitions of CanAm and Paddock, as discussed in Note 2. Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.
The Company recorded a charge for amortization expense of $74,793, $46,778 and $25,127 for fiscal 2012, 2011 and 2010, respectively, for intangible assets subject to amortization. The increase in amortization expense in fiscal 2012 was due primarily to the incremental amortization expense incurred on the intangible assets acquired as part of the Paddock acquisition.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2013	$75,100
2014	75,000
2015	74,300
2016	72,200
2017	69,700

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 8 – INDEBTEDNESS
Total borrowings outstanding were $1,369,325 at June 30, 2012 and $892,770 at June 25, 2011. Total borrowings are presented on the balance sheet as follows:

	June 30, 2012	June 25, 2011
Short-term debt:
Foreign line of credit	$90	$2,770
Current portion of long-term debt:
Term loan	40,000	15,000
Total	40,090	17,770
Long-term debt, less current portion:
Term loans	360,000	260,000
Senior notes	965,000	615,000
Other	4,235	—
Total	1,329,235	875,000
Total debt	$1,369,325	$892,770
In the second quarter of fiscal 2012, the Company and certain of its subsidiaries entered into a Credit Agreement dated as of October 26, 2011 with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the "2011 Credit Agreement"). The 2011 Credit Agreement provides for revolving loan and term loan commitments of $400,000 each, subject to increase or decrease as specified in the 2011 Credit Agreement. As of June 30, 2012, no increase or decrease has occurred in either the term loan or the revolving loan commitments. The funding of the term loan commitment of the 2011 Credit Agreement occurred on November 3, 2011. No borrowings were made against the revolving loan commitment during fiscal 2012. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. At June 30, 2012, the weighted average interest rate of the term loan was 1.625%. The obligations under the 2011 Credit Agreement are guaranteed by certain subsidiaries of the Company and, in some instances, the obligation may be secured by a pledge of 65% of the equity interests of certain foreign subsidiaries. The maturity date of the term loan and the final maturity date of any revolving loan is November 3, 2016; however, the term loan is subject to mandatory partial repayments of $40,000 on each of the first four annual anniversary dates of the funding. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type.
In connection with the execution of the 2011 Credit Agreement, the Company's prior Credit Agreement, dated as of October 8, 2010 (the "2010 Credit Agreement"), and the Company's Term Loan Agreement, dated as of January 20, 2011 (the "2011 Term Loan Agreement"), was repaid from the proceeds of the 2011 Credit Agreement. The 2011 Term Loan Agreement was in the amount of $250,000 and was used to fund the Paddock acquisition as discussed in Note 2. The Company intends to use the remainder of the proceeds from the 2011 Credit Agreement term loan and any revolving loans for general corporate purposes.
On October 26, 2011, in connection with the execution of the 2011 Credit Agreement, the Company and certain of its subsidiaries also entered into a Second Amendment (the "Second Amendment") to its Term Loan Agreement, dated as of April 22, 2008 (the "2008 Term Loan Agreement"). The Second Amendment conformed certain covenants in the 2008 Term Loan Agreement to the covenants contained in the 2011 Credit Agreement and made certain other conforming changes. The 2008 Term Loan Agreement was prepaid in full without prepayment penalty on June 25, 2012.
On September 1, 2011, the Company entered into a Second Supplement ("Second Supplement") to the Master Note Purchase Agreement dated as of May 29, 2008 ("Note Agreement"), as supplemented by a First Supplement dated as of April 30, 2010 ("First Supplement"), with various institutional investors providing for the

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

future issuance in a private placement of senior notes consisting of $75,000, 4.27% Series 2011-A senior notes, due September 30, 2021 ("Series 2011-A Notes"); $175,000, 4.52% Series 2011-B senior notes, due December 15, 2023 ("Series 2011-B Notes"); and $100,000, 4.67% Series 2011-C senior notes, due September 30, 2026 ("Series 2011-C Notes", and together with the Series 2011-A Notes and the Series 2011-B Notes, the "Series 2011 Notes"). The Series 2011 Notes, together with the Series 2008 Notes and Series 2010 Notes previously issued pursuant to the Note Agreement and each series of additional notes that may from time to time hereafter be issued pursuant to the Note Agreement, are collectively referred to herein as the Notes. The obligations under the Notes are guaranteed by certain of the Company's subsidiaries, and the Notes are secured, on a ratable basis with bank debt, by a lien on certain assets of the Company and its subsidiaries.
The Company issued the Series 2011-A and Series 2011-C Notes on September 30, 2011. Interest on the Series 2011-A Notes and the Series 2011-C Notes is payable semiannually on March 30 and September 30 in each year, commencing on March 30, 2012. The Company issued the Series 2011-B Notes on December 15, 2011. Interest on the Series 2011-B Notes is payable semiannually on June 15 and December 15 in each year, commencing on June 15, 2012.
The Company may at any time prepay, at a cost, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratios, additional liens, mergers or consolidations, and sales of assets.
On July 6, 2011, the Company’s India subsidiary executed a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for capital expenditures in one or more draws in an aggregate amount not to exceed approximately $6,000. The facility is payable in two annual installments, with the first installment due July 6, 2015 and the final installment due July 6, 2016. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% as of June 30, 2012. The Company’s India subsidiary had $4,235 outstanding on this line as of June 30, 2012.

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes in one or more draws under the line in an aggregate amount not to exceed approximately $4,500. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% and 10.5% as of June 30, 2012 and June 25, 2011, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $90 outstanding on this line of credit as of June 30, 2012.
The Company was in compliance with all covenants under its various debt agreements as of June 30, 2012.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2013	$40,090
2014	40,000
2015	117,118
2016	42,117
2017	155,000
Thereafter	975,000

NOTE 9 – ACCOUNTS RECEIVABLE SECURITIZATION
On July 23, 2009, the Company entered into an accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and Bank of America Securities, LLC ("Bank of America"). The Company renewed the Securitization Program on July 22, 2010 and, most recently, on June 13, 2011 with Bank of America, as Agent, and Wells Fargo Bank, National Association ("Wells Fargo") and PNC Bank, National Association ("PNC") as Managing Agents (together, the "Committed Investors").

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The Securitization Program is a three-year program, expiring June 13, 2014, and under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy-remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At June 30, 2012, $185,000 was available under this calculation. The interest rate on any borrowings is based on a thirty-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $185,000 commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.
Any borrowing made pursuant to the Securitization Program will be classified as debt in the Company’s consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. As discussed in Note 8, concurrent with the closing of the Paddock acquisition on July 26, 2011, the Company borrowed $85,000 under its Securitization Program to partially fund the acquisition. At June 30, 2012 and June 25, 2011, there were no borrowings outstanding under the Securitization Program.

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company accounts for derivatives as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of OCI, net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. All of the Company’s designated hedging instruments are classified as cash flow hedges.
The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s policy to manage its credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of “A” or better and by distributing the contracts among several financial institutions to diversify credit concentration risk. Should a counterparty default, the Company's maximum exposure to loss is the asset balance of the instrument.
Interest Rate Hedging

The Company executes treasury-lock agreements ("T-Locks") and interest rate swap agreements to manage its exposure to changes in interest rates related to its long-term borrowings. For derivative instruments designated as cash flow hedges, changes in the fair value, net of tax, are reported as a component of OCI.

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

In the first quarter of fiscal 2012, with the expected issuance of long-term debt, the Company entered into interest rate swap agreements with a notional value of $175,000 to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of the Series 2011-A Notes and Series 2011-C Notes on September 30, 2011. The interest rate swaps, which the Company designated as cash flow hedges, were settled in the first quarter of fiscal 2012 upon entering into a definitive agreement for the issuance of an aggregate of $175,000 principal amount of the Series 2011 Notes for a cumulative after-tax loss of $762, which was recorded in OCI and will be amortized to earnings as an accretion to interest expense over the first 10 years of the life of the Series 2011-A Notes and Series 2011-C Notes. Approximately $76 after-tax is expected to be recognized in earnings in fiscal 2013.

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
In the third quarter of fiscal 2010, with the expected issuance of long-term debt to partially fund the PBM acquisition, the Company entered into T-Locks with a notional value of $230,000 to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of the Series 2010 Notes discussed in Note 8. The T-Locks, which the Company designated as cash flow hedges, were settled in the fourth quarter of fiscal 2010 upon the issuance of an aggregate of $415,000 principal amount of the Series 2010 Notes for a cumulative after-tax gain of $2,253, which was recorded in OCI and is being amortized to earnings as a reduction to interest expense over the life of the Series 2010 Notes. Approximately $225 after-tax is expected to be recognized in earnings in fiscal 2013.
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
The Company’s foreign currency hedging program includes cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of fifteen months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of fifteen months. The Company did not have any foreign currency put or call contracts as of June 30, 2012.
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
The effects of derivative instruments on the Company’s consolidated financial statements were as follows as of June 30, 2012 and June 25, 2011 and for the fiscal years ended June 30, 2012 and June 25, 2011 (amounts presented exclude any income tax effects):

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Fair Values of Derivative Instruments in Consolidated Balance Sheet
(Designated as (non)hedging instruments under ASC 815)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2012	June 25, 2011
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$578	$4,178
Total hedging derivatives		$578	$4,178
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$54	$206
Total non-hedging derivatives		$54	$206

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2012	June 25, 2011
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$5,585	$952
Interest rate swap agreements	Other non-current liabilities	14,706	7,283
Total hedging derivatives		$20,291	$8,235
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$614	$79
Total non-hedging derivatives		$614	$79

Effects of Derivative Instruments on Income and OCI for the fiscal years ended June 30, 2012 and June 25, 2011

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30, 2012	June 25, 2011		June 30, 2012	June 25, 2011		June 30, 2012	June 25, 2011
T-Locks	$—	$—	Interest, net	$363	$363	Interest, net	$—	$—
Interest rate swap agreements	(7,267)	(7,225)	Interest, net	(4,438)	844	Other expense	—	—
Foreign currency forward contracts	(9,296)	9,132	Net sales	35	(1,239)	Net sales	(20)	20
			Cost of sales	(103)	915	Cost of sales	752	(683)
			Interest, net	177	35
			Other income (expense), net	(3,559)	2,930
Total	$(16,563)	$1,907		$(7,525)	$3,848		$732	$(663)

The Company also has forward foreign currency contracts that are not designated as hedging instruments under ASC 815, and recognizes the gain/(loss) associated with these contracts in other income (expense), net. For fiscal 2012 and 2011, the Company recorded a loss of $2,737 and a gain of $1,201, respectively, related to these contracts. The net hedge result offsets the revaluation of the underlying balance sheet exposure which is also recorded in other income (expense), net.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 11 – POST EMPLOYMENT PLANS
Qualified Profit-Sharing and Investment Plans
The Company has a qualified profit-sharing and investment plan under Section 401(k) of the Internal Revenue Code ("IRC"), which covers substantially all domestic employees in Michigan, South Carolina, New York, Florida, Vermont, Virginia, Ohio, Georgia, and Minnesota. The Company’s contributions to the plan include an annual nondiscretionary contribution of 3% of an employee’s eligible compensation and a discretionary contribution at the option of the Board of Directors. Additionally, the Company matches a portion of employees’ contributions. The Company’s contributions to the plan were $25,462, $20,220 and $25,545 in fiscal 2012, 2011 and 2010, respectively.
As a result of the acquisition of PBM, the Company had an additional qualified investment plan under Section 401(k) of the IRC, covering employees at PBM. The Company's contribution to the plan was $235 for fiscal 2011. The Company merged this plan with the Company’s plan described above effective January 1, 2011.

Israeli Post Employment Benefits
Israeli labor laws and agreements require the Company to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. The Company’s Israeli subsidiaries also provide retirement bonuses to certain managerial employees. The Company makes regular deposits to retirement funds and purchases insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. The liability related to these post employment benefits, which is recorded in other non-current liabilities, was $18,412 at June 30, 2012. The Company funded $14,973 of this amount, which is recorded in other non-current assets, as of June 30, 2012. As of June 25, 2011, the liability and corresponding asset related to these post employment benefits were $21,456 and $17,170, respectively. The Company’s contributions to the above plans were $903, $1,372 and $1,029 for fiscal 2012, 2011 and 2010, respectively.
Deferred Compensation Plans
The Company has non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, the Company owns insurance policies with a cash surrender value of $16,700 at June 30, 2012 and $12,188 at June 25, 2011 that are intended as a long-term funding source for these plans. The assets, which are recorded in other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability, which is recorded in other non-current liabilities, was $16,145 at June 30, 2012 and $13,894 at June 25, 2011.
Postretirement Medical Benefits
The Company provides certain healthcare benefits to eligible U.S. employees and their dependents who meet certain age and service requirements when they retire. Generally, benefits are provided to eligible retirees after age 65 and to their dependents. Increases in the Company contribution for benefits are limited to increases in the CPI. Additional healthcare cost increases are paid through participant contributions. The Company accrues the expected costs of such benefits during a portion of the employees’ years of service. The plan is not funded. Under current plan provisions, the plan is not eligible for any federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy. The unfunded accumulated projected benefit obligation was $3,983 at June 30, 2012 and $2,936 at June 25, 2011. The Company records unrecognized actuarial gains and losses as a component of accumulated other comprehensive income. As of June 30, 2012 and June 25, 2011, an unrecognized actuarial loss of $551 and $161, respectively, was included in accumulated other comprehensive income on a net of tax basis – see Note 13 for a rollforward of post-retirement liability adjustments. Net periodic benefit gain was $508, $252 and $309 in fiscal 2012, 2011 and 2010, respectively.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 12 – SHAREHOLDERS’ EQUITY

In January 2003, the Board of Directors adopted a policy of paying regular quarterly dividends. The Company paid dividends of $29,021, $25,303 and $22,329 or $0.3100, $0.2725 and $0.2425 per share, during fiscal 2012, 2011 and 2010, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. The Company repurchased 90 shares of common stock for $8,236 during fiscal 2012. The Company repurchased 142 and 2,062 shares of common stock for $8,308 and $71,088 during fiscal 2011 and 2010, respectively. Private party transactions accounted for 90, 142 and 85 shares in fiscal 2012, 2011 and 2010, respectively.

Share-Based Compensation Plans
All share-based compensation for employees and directors is granted under the 2008 Long-Term Incentive Plan, as amended. The plan has been approved by the Company’s shareholders and provides for the granting of awards to its employees and directors. As of June 30, 2012, there were 6,138 shares available to be granted. The purpose of the plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company’s success and prosperity. The awards that are granted under this program primarily include non-qualified stock options, restricted shares and restricted share units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the plan. Awards granted under the plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.
Share-based compensation expense was $18,973 for fiscal 2012, $15,355 for fiscal 2011 and $14,696 for fiscal 2010. As of June 30, 2012, unrecognized share-based compensation expense was $17,323 and the weighted average period over which the expense is expected to be recognized was approximately 1.8 years. Proceeds from the exercise of stock options and excess income tax benefits attributable to stock options exercised are credited to common stock.
A summary of activity related to stock options is presented below:

	Fiscal Year Ended June 30, 2012
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning options outstanding	1,368	$28.00
Granted	206	$90.57
Exercised	(519)	$22.37
Forfeited or expired	(10)	$51.74
Ending options outstanding	1,045	$42.92	6.41	$78,379

Options exercisable	584	$28.76	5.26	$52,063
Options expected to vest	451	$60.48	7.85	$25,934
The aggregate intrinsic value for options exercised during the year was $38,945 for fiscal 2012, $40,485 for fiscal 2011 and $41,127 for fiscal 2010. The weighted average fair value per share at the grant date for options granted during the year was $28.68 for fiscal 2012, $18.46 for fiscal 2011 and $10.29 for fiscal 2010. The fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Fiscal Year
	2012	2011	2010
Dividend yield	0.4%	0.6%	0.7%
Volatility, as a percent	34.7%	33.6%	33.6%
Risk-free interest rate	1.0%	1.5%	2.7%
Expected life in years after vest date	2.4	2.5	2.6
Volatility used in the valuation model was based on historical volatility. The risk-free interest rate was based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years after vest date was estimated based on past exercise behavior of employees.

A summary of activity related to nonvested restricted shares is presented below:

	Fiscal Year Ended June 30, 2012
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested restricted shares outstanding	11	$59.74
Granted	7	$89.42
Vested	(11)	$59.74
Forfeited	—	$—
Ending nonvested restricted shares outstanding	7	$89.42	0.31	$801
The weighted average fair value per share at the date of grant for restricted shares granted during the year was $89.42 for fiscal 2012, $59.74 for fiscal 2011 and $39.62 for fiscal 2010. The total fair value of restricted shares that vested during the year was $675 for fiscal 2012, $872 for fiscal 2011 and $2,661 for fiscal 2010.
A summary of activity related to nonvested service-based restricted share units is presented below:

	Fiscal Year Ended June 30, 2012
	Number of Nonvested Service- Based Share Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested service-based share units outstanding	440	$40.25
Granted	94	$90.99
Vested	(151)	$37.66
Forfeited	(8)	$53.92
Ending non-vested service-based share units outstanding	375	$53.68	0.87	$44,217
The weighted average fair value per share at the date of grant for service-based restricted share units granted during the year was $90.99 for fiscal 2012, $59.40 for fiscal 2011 and $30.56 for fiscal 2010. The total fair value of service-based restricted share units that vested during the year was $5,679 for fiscal 2012, $4,364 for fiscal 2011 and $597 for fiscal 2010.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

A summary of activity related to nonvested performance-based restricted share units is presented below:

	Fiscal Year Ended June 30, 2012
	Number of Nonvested Performance- Based Share Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested performance-based share units outstanding	239	$39.37
Granted	91	$90.72
Vested	(119)	$35.85
Forfeited	(5)	$47.98
Ending nonvested performance-based share units outstanding	206	$52.08	0.88	$24,332

The weighted average fair value per share at the date of grant for performance-based restricted share units granted during the year was $90.72 for fiscal 2012, $58.82 for fiscal 2011 and $39.98 for fiscal 2010. The weighted average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the plan. The total fair value of performance-based restricted share units that vested during the year was $4,280 for fiscal 2012, $4,671 for fiscal 2011 and $3,372 for fiscal 2010.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Accumulated other comprehensive income and fiscal year activity consisted of the following:

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post- retirement liability adjustments, net of tax	Accumulated other comprehensive income
Balance as of June 26, 2010	$(266)	$48,688	$(6,517)	$1,295	$43,200
Other comprehensive income (loss)	(790)	81,691	3,110	(161)	83,850
Balance as of June 25, 2011	(1,056)	130,379	(3,407)	1,134	127,050
Other comprehensive income (loss)	(9,406)	(76,656)	(1,033)	(551)	(87,646)
Balance as of June 30, 2012	$(10,462)	$53,723	$(4,440)	$583	$39,404

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 14 – INCOME TAXES
Pre-tax income and the provision for income taxes from continuing operations are summarized as follows:

	Fiscal Year
	2012	2011	2010
Pre-tax income:
U.S.	$314,208	$299,343	$190,104
Foreign	197,781	151,211	118,545
Total	$511,989	$450,554	$308,649
Provision for income taxes:
Current:
Federal	$74,873	$108,644	$63,992
State	7,546	11,309	7,042
Foreign	9,120	46,183	29,254
Subtotal	91,539	166,136	100,288
Deferred (credit):
Federal	32,631	(11,479)	261
State	1,431	(1,363)	(554)
Foreign	(6,586)	(43,298)	(15,780)
Subtotal	27,476	(56,140)	(16,073)
Total	$119,015	$109,996	$84,215

A reconciliation of the provision based on the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2012	2011	2010
	%	%	%
Provision at Federal statutory rate	35.0	35.0	35.0
State income taxes, net of Federal benefit	1.8	2.2	2.1
Foreign tax rate differences	(6.2)	(2.5)	(4.1)
Expenses not deductible for tax purposes/deductions not expensed for book, net	(0.9)	(0.9)	(1.7)
Approved enterprise benefit	(3.3)	(3.9)	(3.3)
Settlement with taxing authorities	(5.1)	—	—
Israeli statutory tax rate change	—	(1.9)	(1.5)
Foreign tax credit	(0.1)	(6.2)	(1.6)
Research and development credit	(0.3)	(0.7)	(0.3)
Other	2.3	3.3	2.7
Effective income tax rate	23.2	24.4	27.3
Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, except for Israel taxes on pre-acquisition approved enterprise earnings, because those earnings are considered permanently reinvested in the operations of those subsidiaries. There is approximately $480,000 of foreign earnings and profits for which taxes have not been provided.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

	Fiscal Year
	2012	2011
Deferred income tax asset (liability):
Property and equipment	$(78,934)	$(52,512)
Inventory basis differences	23,810	17,748
Accrued liabilities	30,450	20,367
Allowance for doubtful accounts	526	2,609
Research and development	5,251	5,704
State operating loss carryforwards	1,918	1,121
State credit carryforwards	3,599	3,359
International operating loss carryforwards	5,902	3,329
International capital loss carryforwards	2,299	3,014
Domestic capital loss carryforwards	3,670	3,537
Unearned revenue	5,113	1,938
Share-based compensation	10,271	8,573
Foreign tax credit	22,741	25,811
Other, net	11,090	(1,810)
Subtotal	47,706	42,788
Valuation allowance for loss and credit carryforwards	(12,650)	(12,384)
Net deferred income tax asset:	$35,056	$30,404

The above amounts are classified in the consolidated balance sheet as follows:

	June 30, 2012	June 25, 2011
Assets	$59,182	$41,005
Liabilities	24,126	10,601
Net deferred income tax asset	$35,056	$30,404
At June 30, 2012, the Company had gross carryforwards as follows: state net operating losses of $99,005, state credits of $9,819, international net operating losses of $21,437, domestic capital losses of $10,014 and international capital losses of $20,760. At June 30, 2012, gross valuation allowances had been provided for state net operating loss carryforwards in the amount of $76,346, $7,937 for state credit carryforwards, $9,033 for international net operating loss carryforwards, $10,014 for domestic capital loss carryforwards and $20,760 for international capital loss carryforwards as utilization of such carryforwards within the applicable statutory periods is uncertain. The domestic capital loss carryforward expires through 2017 and the state net operating loss carryforwards expire through 2032. $6,534 of the international net operating loss carryforwards expire through 2020, while the remaining amount and international capital loss carryforwards have no expiration. The valuation allowances for these net operating loss carryforwards are adjusted annually, as necessary. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to the realization of its net deferred income tax assets.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table summarizes the activity related to amounts recorded for uncertain tax positions, excluding interest and penalties, for the years ended June 30, 2012 and June 25, 2011:

Unrecognized Tax Benefits
Balance at June 26, 2010	$65,398
Additions:
Positions related to the current year	32,381
Positions related to prior years	9,358
Reductions:
Positions related to the current year	—
Positions related to prior years	(60)
Settlements with taxing authorities	—
Lapse of statutes of limitation	(2,045)
Balance at June 25, 2011	105,032
Additions:
Positions related to the current year	11,904
Positions related to prior years	6,129
Reductions:
Positions related to the current year	—
Positions related to prior years	—
Settlements with taxing authorities	(22,130)
Lapse of statutes of limitation	(1,692)
Balance at June 30, 2012	$99,243
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $20,005 and $22,310 as of June 30, 2012 and June 25, 2011, respectively.

The total liability for uncertain tax positions was $108,520 and $117,922 as of June 30, 2012 and June 25, 2011, respectively, after considering the federal tax benefit of certain state and local items, of which $91,854 and $99,589, respectively, would impact the effective tax rate in future periods, if recognized.

The Company files income tax returns in the U.S., various state and local jurisdictions, and multiple foreign jurisdictions, and is therefore subject to periodic audits by domestic and foreign tax authorities. Its primary income tax jurisdictions are the U.S. and Israel. The Internal Revenue Service is currently auditing fiscal years 2009 and 2010. The Israeli Tax Authority has notified the Company of an audit pertaining to fiscal 2010. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those presented on the financial statements as of June 30, 2012. During the next twelve months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $8,000 to $25,000.

Tax Rate Changes and Exemptions in Israel

In December 2011, Israel rescinded previously passed legislation that would have reduced corporate tax rates to 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 on income generated by Israeli entities. As a result, the current corporate statutory rate is 25% in Israel for non-exempt entities.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Prior to fiscal 2011, certain of the Company's Israel subsidiaries had been granted approved enterprise status under the Law for the Encouragement of Capital Investments (1959). Income derived from such entities was entitled to various tax benefits beginning in the year the subsidiary first generated taxable income. These benefits applied to an entity depending on certain elections.

These benefits are generally granted with the understanding that cash dividends would not be distributed from the affected income. Should dividends be distributed out of tax exempt income, the subsidiary would be required to pay a 10% to 25% tax on the distribution. The Company does not currently intend to cause distribution of a dividend, which would involve additional tax liability in the foreseeable future; therefore, no provision has been made for such tax on post-acquisition earnings.

In the third quarter of fiscal 2011, Israel enacted new tax legislation that reduces the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. The Company's two entities that had previously been granted approved enterprise status under the law for the Encouragement of Capital Investments (1959) elected the new tax legislation for years after fiscal 2011.

In addition to the above benefits, the Company periodically applies for grants to assist them with development projects. The grants are received from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade. To continue to be eligible for these grants, the Company's development projects must be approved by the Chief Scientist on a case-by-case basis. If the Company's development projects are not approved by the Chief Scientist, the Company will not receive grants to fund these projects, which would increase research and development costs. The receipt of such grants subjects the Company to certain restrictions and pre-approval requirements which may be conditioned by additional royalty payments with rights to transfer intellectual property and/or production abroad. All affected subsidiaries are currently in compliance with these conditions.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through calendar 2020. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2013 – $21,782; 2014 – $16,624; 2015 – $10,770; 2016 – $3,962; 2017 – $2,524 and thereafter – $3,265. Rent expense under all leases was $23,620, $21,099 and $17,585 for fiscal 2012, 2011 and 2010, respectively.

During October and November 2011, nine applications to certify a class action lawsuit were filed in various courts in Israel related to Eltroxin, a prescription thyroid medication manufactured by Aspen and distributed by the Company in Israel. The respondents include Perrigo Israel Pharmaceuticals Ltd. and/or Perrigo Israel Agencies Ltd., GlaxoSmithKline (Israel) Ltd, and health care providers who provide health care services as part of the compulsory health care system in Israel. There is also a motion to approve a service on Aspen Bad Oldesloe GMBH, Germany, of one of the applications.

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

All nine applications were transferred to one court. On July 19, 2012, the court subsequently dismissed one of the applications and ordered that the remaining eight applications be consolidated into one application. The hearing on whether or not to certify the consolidated application is scheduled for February 2013. As this matter is in its early stages, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner ("Warner") filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including the President and Chief Executive Officer, Joseph Papa, and the Chief Financial Officer, Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company's common stock during the period between November 6, 2008 and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value ("the ARS"), had been purchased from Lehman Brothers Holdings, Inc. ("Lehman"). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman's bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys' fees.
On June 15, 2009, the Court appointed several other purported shareholders of the Company, rather than Warner, as co-lead plaintiffs (the “Original Co-Lead Plaintiffs”). On July 31, 2009, these Original Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company's Audit Committee. The amended complaint asserted many of the same claims and allegations as the original pleading. It also alleged that the Company should have disclosed, prior to February 3, 2009, that Lehman had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleged that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman's bankruptcy filing.
On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. On September 30, 2010, the Court granted in part and denied in part the motion to dismiss. The Court dismissed the “control person” claims against the members of the Company's Audit Committee, but denied the motion to dismiss as to the remaining claims and defendants. On October 29, 2010, the defendants filed a new motion to dismiss the amended complaint on the grounds that the Original Co-Lead Plaintiffs (who were the only plaintiffs named in the amended complaint) lacked standing to sue under the U.S. securities laws following a recent decision of the United States Supreme Court holding that Section 10(b) of the Exchange Act does not apply extraterritorially to the claims of foreign investors who purchased or sold securities on foreign stock exchanges. On December 23, 2010, a purported shareholder named Harel Insurance, Ltd. ("Harel") filed a motion to intervene as an additional named plaintiff. On January 10, 2011, the original plaintiff, Warner, filed a motion renewing his previously withdrawn motion to be appointed as Lead Plaintiff to replace the Original Co-Lead Plaintiffs.
On September 28, 2011, the Court granted defendants' renewed motion to dismiss. The Court (i) dismissed the claims of the Original Co-Lead Plaintiffs; (ii) ruled that any class that might ultimately be certified could only consist of persons who purchased their Perrigo shares on the NASDAQ market or by other means involving transactions in the United States; (iii) granted Harel's motion to intervene as a named plaintiff; and (iv) ruled that Warner would also be treated as a named plaintiff.
On October 7, 2011, plaintiffs filed a second amended complaint on behalf of both Harel and Warner, alleging the same claims as in the amended complaint but on behalf of a purported class limited to those who purchased Perrigo stock on the NASDAQ market or by other means involving transactions in the United States. On October 27, 2011, the Court approved a stipulation appointing Harel and Warner as co-lead plaintiffs (the “Co-Lead Plaintiffs”).
On November 21, 2011, the defendants answered the second amended complaint, denying all allegations of wrongdoing and asserting numerous defenses. Although the Company believes that it has meritorious defenses to this lawsuit, the Company has engaged in settlement discussions with counsel for the Co-Lead Plaintiffs in an effort to move the matter to a quicker resolution and avoid the costs and distractions of protracted litigation. As a result of these discussions, the Company and the Co-Lead Plaintiffs have reached an agreement in principle to settle the case and have executed a Memorandum of Settlement outlining the essential terms of the proposed settlement. The settlement would be subject to Court approval. In order to finalize the settlement, the parties will be required to engage in a process involving a number of additional steps, including the drafting of a detailed

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Stipulation of Settlement and the filing of a motion asking the Court to approve the settlement after providing notice and the opportunity to be heard to the members of the proposed settlement class. There can be no assurance that a final settlement will be reached or approved by the Court. Regardless of whether the proposed settlement is finalized and approved, the Company believes the resolution of this matter will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements.
In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third-party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72,500, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.
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

Fiscal 2012	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)(6)
Net sales	$725,295	$838,170	$778,017	$831,767
Gross profit	$227,579	$294,875	$279,273	$293,871
Income from continuing operations	$70,458	$99,739	$115,727	$107,050
Income from discontinued operations, net of tax	—	—	—	8,639
Net income	$70,458	$99,739	$115,727	$115,689
Earnings per share(1):
Basic
Continuing operations	$0.76	$1.07	$1.24	$1.15
Discontinued operations	—	—	—	0.09
Basic earnings per share	$0.76	$1.07	$1.24	$1.24
Diluted
Continuing operations	$0.75	$1.06	$1.23	$1.14
Discontinued operations	—	—	—	0.09
Diluted earnings per share	$0.75	$1.06	$1.23	$1.23
Weighted average shares outstanding
Basic	92,900	93,221	93,330	93,426
Diluted	93,953	94,043	94,124	94,296

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(7)
Net sales	$641,322	$717,515	$691,563	$704,629
Gross profit	$213,954	$249,500	$239,082	$242,334
Income from continuing operations	$73,678	$89,779	$91,531	$85,570
Income (loss) from discontinued operations, net of tax	697	388	(2,446)	—
Net income	$74,375	$90,167	$89,085	$85,570
Earnings (loss) per share(1):
Basic
Continuing operations	$0.80	$0.97	$0.99	$0.92
Discontinued operations	0.01	0.00	(0.03)	—
Basic earnings per share	$0.81	$0.98	$0.96	$0.92
Diluted
Continuing operations	$0.79	$0.96	$0.98	$0.91
Discontinued operations	0.01	0.00	(0.03)	—
Diluted earnings per share	$0.80	$0.97	$0.95	$0.91
Weighted average shares outstanding
Basic	91,824	92,232	92,459	92,724
Diluted	93,269	93,363	93,549	93,853

(1)	The sum of quarterly financial data may vary from the annual data due to rounding. The sum of individual per share amounts may not equal due to rounding.

(2)
Includes a pre-tax charge to cost of sales of $27,179 associated with the step-up in value of inventory related to the Paddock acquisition and approximately $8,800 of acquisition-related and severance costs associated with the Paddock acquisition.

(3)	Includes $600 of severance costs associated with the Paddock acquisition.

(4)	Includes restructuring costs of $7,081 associated with the closing of the Company's Florida facility.

(5)	Includes restructuring costs of $1,674 associated with the closing of the Company's Florida facility.

(6)	Includes a gain on the disposition of the Israel Consumer Products business of $8,639.

(7)	Includes restructuring costs of $1,033 associated with exiting one of the Company's product lines manufactured at its Florida facility.

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
The Consumer Healthcare segment incurred restructuring charges of $1,033 and inventory step-up charges of $495 in fiscal 2011 and 2010, respectively. The Nutritionals segment incurred restructuring charges of $8,755 in fiscal 2012 and inventory step-up charges of $9,402 and restructuring charges of $699 in fiscal 2010. The Rx Pharmaceuticals segment incurred a step-up in value of inventory of $27,179 and $3,800 of severance costs, both related to the Paddock acquisition, in fiscal 2012, and recognized write-offs of in-process research and development of $19,000 in fiscal 2010. The API segment incurred restructuring charges of $8,824 in fiscal 2010, while the Other category incurred $1,031 in inventory step-up charges in fiscal 2010.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Revenues generated outside the U.S. for fiscal 2012, 2011 and 2010 were $613,726, $585,648 and $469,639, respectively, primarily in Israel, the U.K., Mexico and Australia. Revenue generated in Israel represented 12%, 13% and 11% of consolidated net sales for fiscal 2012, 2011 and 2010, respectively. The Company attributes revenues to countries outside of the U.S. based on the sales location. As of June 30, 2012 and June 25, 2011, the net book value of property and equipment located outside the U.S. was approximately $183,000 and $180,000, respectively. Approximately $92,000 of property and equipment was located in Israel as of June 30, 2012. One customer in the Consumer Healthcare and Nutritionals segments accounted for 20% of net sales in fiscal 2012, 22% in fiscal 2011 and 23% in fiscal 2010.

	Consumer Healthcare	Nutritionals	Rx Pharma-ceuticals	API	Other	Unallocated expenses	Total
Fiscal 2012
Net sales	$1,815,788	$501,026	$617,389	$165,782	$73,264	$—	$3,173,249
Operating income	$295,653	$33,023	$223,198	$55,525	$2,744	$(40,917)	$569,226
Operating income %	16.3%	6.6%	36.2%	33.5%	3.7%	—	17.9%
Total assets	$1,651,374	$950,988	$1,072,647	$258,352	$90,686	$—	$4,024,047
Capital expenditures	$76,291	$14,412	$7,991	$18,489	$3,009	$—	$120,192
Property and equip, net	$328,011	$94,488	$67,558	$79,626	$8,667	$—	$578,350
Depreciation/amortization	$40,982	$39,007	$42,214	$9,310	$3,810	$—	$135,323

Fiscal 2011
Net sales	$1,684,938	$503,349	$343,717	$155,717	$67,308	$—	$2,755,029
Operating income	$293,097	$68,040	$120,364	$37,819	$1,266	$(30,381)	$490,205
Operating income %	17.4%	13.5%	35.0%	24.3%	1.9%	—	17.8%
Total assets(1)	$1,333,392	$992,967	$448,634	$282,515	$129,145	$—	$3,186,653
Capital expenditures	$59,629	$16,186	$15,329	$4,230	$4,069	$—	$99,443
Property and equip, net	$286,850	$96,098	$35,510	$75,059	$13,791	$—	$507,308
Depreciation/amortization	$37,655	$33,480	$17,686	$10,065	$4,055	$—	$102,941

Fiscal 2010
Net sales	$1,573,749	$259,275	$237,569	$139,980	$57,577	$—	$2,268,150
Operating income	$303,677	$2,257	$48,503	$15,312	$2,201	$(36,051)	$335,899
Operating income %	19.3%	0.9%	20.4%	10.9%	3.8%	—	14.8%
Total assets(1)	$1,362,366	$971,879	$429,599	$229,566	$108,218	$—	$3,101,628
Capital expenditures	$35,670	$7,770	$6,239	$5,336	$2,801	$—	$57,816
Property and equip, net	$258,619	$90,489	$21,374	$67,240	$10,861	$—	$448,583
Depreciation/amortization	$32,881	$9,337	$17,299	$9,588	$3,616	$—	$72,721
(1) Total assets does not include assets of discontinued operations and as a result may not tie to the balance sheet.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following is a summary of the Company's net sales by major product category:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Consumer Healthcare ("CHC")
Analgesics	$452,286	$454,679	$396,308
Cough/Cold	447,234	345,992	311,457
Gastrointestinal	402,431	410,940	420,943
Other CHC (1)	513,837	473,327	445,041
Total CHC	1,815,788	1,684,938	1,573,749
Nutritionals
Infant nutritionals	352,698	341,344	72,648
Vitamins, minerals and dietary supplements	148,328	162,005	186,627
Total Nutritionals	501,026	503,349	259,275
Generic prescription drugs	617,389	343,717	237,569
Active pharmaceutical ingredients	165,782	155,717	139,980
Pharmaceutical and medical diagnostic products	73,264	67,308	57,577
Total net sales	$3,173,249	$2,755,029	$2,268,150
(1) Other CHC consists primarily of feminine hygiene, diabetes care, dermatological care and other miscellaneous or otherwise uncategorized product lines and markets.

NOTE 18 – RESTRUCTURING CHARGES

Florida

In the third quarter of fiscal 2012, the Company made the decision to restructure its workforce and cease all remaining manufacturing production at its Florida facility by the end of fiscal 2012. This facility manufactured the Company's oral electrolyte solution ("OES") products that are part of the Nutritionals reporting segment. In connection with the restructuring, the Company transitioned production to a more efficient, service-oriented supply chain. As a result of this restructuring plan, the Company determined that the carrying value of certain fixed assets at the location was not fully recoverable. Accordingly, the Company incurred a non-cash impairment charge of $6,298 and $148 in its Nutritionals segment in the third and fourth quarters of fiscal 2012, respectively, to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company recorded a charge of $783 and $965 in the third and fourth quarters of fiscal 2012, respectively, related to employee termination benefits for 141 employees. The charges for asset impairment and employee termination benefits were included in the restructuring line of the consolidated statement of income for fiscal 2012. The Company does not expect to incur any additional charges related to this restructuring plan. The activity of the restructuring reserve is detailed in the following table:

Fiscal 2012 Restructuring Employee Termination
Balance at March 31, 2012	$783
Additions	965
Payments	(87)
Balance at June 30, 2012	$1,661
In the fourth quarter of fiscal 2011, due to decreased profitability caused by increased competition, the Company made the decision to exit one of the product lines manufactured at its Florida facility. As a result of this restructuring plan, the Company determined that the carrying value of certain fixed assets utilized for this product line was not fully recoverable. Accordingly, the Company incurred a non-cash impairment charge of $693 in its Consumer Healthcare segment in the fourth quarter of fiscal 2011 to reflect the difference between carrying value and the estimated fair value of the affected assets. The charge for asset impairment was included in the restructuring line of the consolidated statement of income for fiscal 2011.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

In the third quarter of fiscal 2010, due to an evaluation of the current capacity utilization of its U.S. warehousing facilities, the Company made the decision to close its Florida warehousing facility. In connection with this closure, it was determined that the carrying value of certain fixed assets at the location was not fully recoverable. As a result, the Company incurred a non-cash impairment charge of $155 in its Nutritionals segment in the third quarter of fiscal 2010 to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company incurred charges of $544 related to lease termination costs. The charges for asset impairment and lease termination costs were included in the restructuring line of the consolidated statement of income for fiscal 2010. The activity of the lease termination costs is detailed in the following table:

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

NOTE 19 – COLLABORATION AGREEMENTS

The Company actively partners with other pharmaceutical companies to collaboratively develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. Terms of the various collaboration agreements may require the Company to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

receive royalties on future sale, if any, of commercial products resulting from the collaboration. Milestone payments and up-front payments made are generally recorded as research and development expenses if the payments relate to drug candidates that have not yet received regulatory approval. Milestone payments and up-front payments made related to approved drugs will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received are generally reflected as revenues and royalties paid are generally reflected as cost of goods sold. The Company has entered into a number of collaboration agreements in the ordinary course of business. Although the Company does not consider these arrangements to be material, the following is a brief description of certain of the more notable agreements entered into during fiscal 2012:

In April 2012, the Company entered into a joint development agreement with Medicis Pharmaceutical Corporation ("Medicis"). The agreement allows the Company to use its research and development know-how rights to develop a novel proprietary product. The Company did not recognize any revenue during fiscal 2012 but could recognize in fiscal 2013 and beyond, up to $4,000 in revenue from development work and an additional $4,000 milestone payments as certain development milestones are achieved. More specifically, the Company is to receive $500 upon the release of a registration batch, $500 upon FDA acceptance of an NDA filing and $3,000 upon FDA approval of the proprietary product. Further, the Company is entitled to receive royalty payments should Medicis begin selling the product being developed. In April 2009, the Company had previously entered into a joint development agreement with Medicis whereby the Company had recognized $3,345 in fiscal 2010. No revenue was recognized in fiscal 2011 and 2012 and this development agreement has now been terminated.

In February 2012, the Company entered into a joint development agreement with Armstrong Pharmaceuticals, Inc. ("Armstrong"). The agreement allows the Company to use marketing and distribution resources to partner with Armstrong's efforts in developing four separate products. The Company will share in development and litigation costs with Armstrong. The Company did not recognize any revenue or expenses related to this agreement during fiscal 2012. The Company will be required to pay $2,000 upon FDA acceptance of an ANDA filing on each product, for a total of $8,000. Further, the Company will be required to make royalty payments to Armstrong should the Company begin selling the products being developed.

In January 2012, the Company entered into a joint development agreement with M. Arkin, Ltd. ("Arkin"). The agreement allows the Company to use its research and development know-how rights to develop a novel proprietary product. Arkin will be responsible for development costs related to the project. The Company did not recognize any milestone revenue during fiscal 2012 but could recognize milestone payments of up to $5,000 in fiscal 2013 and beyond as certain development milestones are achieved. More specifically, the Company is to receive $2,000 upon FDA acceptance of an NDA filing and $3,000 upon FDA approval of the proprietary product. Further, the Company is entitled to receive royalty payments should Arkin begin selling the product being developed.

Additional future milestone payments and receipts related to agreements not specifically discussed above are not material.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of June 30, 2012, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

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
In connection with the evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 30, 2012 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as noted below:
Changes in Internal Control Over Financial Reporting
During the first and third quarters of fiscal 2012, the Company acquired Paddock Laboratories, Inc. ("Paddock") and CanAm Care, LLC ("CanAm"), respectively (see Note 2 - Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Paddock and CanAm from its annual evaluation of internal control over financial reporting as of June 30, 2012. The Company will incorporate these acquisitions into its annual report on internal control over financial reporting for its fiscal year end 2013. As of June 30, 2012, Paddock and CanAm's total assets together represented approximately 15% of the Company's consolidated total assets. Combined, Paddock and CanAm represented approximately 8% and 10% of the Company's consolidated net sales and operating income, respectively, for the year ended June 30, 2012.

Item 9B.	Other Information.
Not applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Directors of the Company.
This information is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting under the heading “Election of Directors”.

(b)	Executive Officers of the Company.
See Part I, Additional Item of this Form 10-K.

(c)	Audit Committee Financial Expert.
This information is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting under the heading “Board of Directors and Committees”.

(d)	Identification and Composition of the Audit Committee.
This information is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting under the heading “Board of Directors and Committees”.

(e)	Compliance with Section 16(a) of the Exchange Act.
This information is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”.

(f)	Code of Ethics.
This information is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting under the heading “Corporate Governance”.

Item 11.	Executive Compensation.
This information is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting under the headings “Executive Compensation”, “Compensation Committee Report”, “Potential Payments Upon Termination or Change in Control” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting under the heading “Ownership of Perrigo Common Stock”. Information concerning equity compensation plans is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting under the heading “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance”.

Item 14.	Principal Accounting Fees and Services.
This information is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting under the heading “Ratification of Our Independent Registered Public Accounting Firm”.

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

10.7*	Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 2, 2005.

10.8
Nominating Agreement, dated as of November 14, 2004, between Perrigo Company and Moshe Arkin, incorporated by reference from Appendix F to the Registrant’s Proxy Statement/Prospectus included in the Registrant’s Registration Statement on Form S-4 (No. 333-121574) filed and declared effective on February 14, 2005.

10.9
Amendment to Nominating Agreement, dated as of July 12, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on July 18, 2005.

10.10
Amendment No. 2 to Nominating Agreement, dated as of September 10, 2005, between Perrigo Company and Moshe Arkin, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on September 14, 2005.

10.11*
Amendment to the 2003 Long-Term Incentive Plan, effective as of October 28, 2005, incorporated by reference from Exhibit 10(a) to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on November 3, 2005.

10.12*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on August 22, 2006.

10.13*
Employment Agreement, dated as of September 8, 2006, by and between Perrigo Company and Joseph C. Papa, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on September 12, 2006.

10.14*	Form of Indemnity Agreement, incorporated by reference from Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on November 9, 2006.

10.15*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 1, 2007.

10.16*
Registrant’s 2003 Long-Term Incentive Plan, as amended as of February 7, 2007, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.17*
Form of Restricted Stock Agreement (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.18*
Form of Long-Term Incentive Award Agreement (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.19*
Form of Restricted Stock Agreement (For Approved Section 102 Awards), incorporated by reference from Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.20*
Form of 2006 Long-Term Incentive Award Agreement, For Approved Section 102 Awards (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.21*
Form of 2006 Long-Term Incentive Award Agreement (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.22*
Registrant’s Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on October 11, 2007.

10.23
Term Loan Agreement, dated as of April 22, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, RBS Citizens, N.A., as syndication agent, and the Lenders party thereto, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on April 25, 2008.

10.24*
Amendment to Employment Agreement, dated as of May 1, 2008, by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel, incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 6, 2008.

10.25*
Noncompetition and Nondisclosure Agreement, dated as of May 1, 2008, by and between Perrigo Company, Perrigo Israel Pharmaceuticals, Ltd., and Refael Lebel, incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 6, 2008.

10.26*
Consulting Agreement, dated as of May 1, 2008, by and between Perrigo Company, Moshe Arkin, and M. Arkin Ltd., incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 6, 2008.

10.27
Master Note Purchase Agreement, dated as of May 29, 2008, among Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on May 30, 2008.

10.28*
Employment Agreement, dated as of November 14, 2004, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(xx) to the Registrant’s Annual Report on Form 10-K filed on August 18, 2008.

10.29*
Amendment to Employment Agreement, dated as of March 17, 2005, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(yy) to the Registrant’s Annual Report on Form 10-K filed on August 18, 2008.

10.30*
Addendum to Employment Agreement between Sharon Kochan, Perrigo Company and Agis Industries (1983) Ltd., dated as of July 16, 2007, by and between Perrigo Company and Sharon Kochan, incorporated by reference from Exhibit 10(zz) to the Registrant’s Annual Report on Form 10-K filed on August 18, 2008.

10.31*
Registrant’s Annual Incentive Plan, adopted November 4, 2008, incorporated by reference from the Registrant’s Proxy Statement (No. 000-19725) for its 2008 Annual Meeting of Shareholders filed on October 1, 2008.

10.32*
Registrant’s 2008 Long-Term Incentive Plan, adopted November 4, 2008, incorporated by reference from Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.33*
Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.34*
Forms of Restricted Stock Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.35*
Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on August 18, 2009.

10.36*
Forms of Restricted Stock Unit Award Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on August 18, 2009.

10.37
Annex to Lease, dated January 19, 2008, between Arkin Real Estate Holdings (1961) Ltd. and Agis Industries (1983) Ltd., incorporated by reference from Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2010.

10.38
First Supplement to Master Note Purchase Agreement, dated as of April 30, 2010, by and between Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010.

10.39
First Amendment, dated as of October 8, 2010, to Term Loan Agreement, dated as of April 22, 2008, among Perrigo Company, JPMorgan Chase Bank, N.A., as Administrative Agent; RBS Citizens, N.A., as Syndication Agent; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2010.

10.40
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

10.41
Term Loan Agreement, dated as of January 20, 2011, among Perrigo Company; JPMorgan Chase Bank, N.A., as Administrative Agent; Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as Syndication Agents; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011.

10.42*
Forms of Restricted Stock Unit Award Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from exhibit 10.52 to the Registrant's Annual Report on Form 10-K filed on August 16, 2011.

10.43
Second Supplement to Master Note Purchase Agreement dated as of September 1, 2011 by and among Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 8, 2011.

10.44
Second Amendment, dated as of October 26, 2011, to Term Loan Agreement, dated as of April 22, 2008, among Perrigo Company, JPMorgan Chase Bank, N.A., as Administrative Agent; RBS Citizens, N.A., as Syndication Agent; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 27, 2011.

10.45
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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PERRIGO COMPANY
(in thousands)

Description	Balance at Beginning of Period	Net Bad Debt Expenses	Additions/(Deductions)(1)	Balance at End of Period
Year Ended June 26, 2010:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$12,757	$(3,955)	$(787)	$8,015
Year Ended June, 25, 2011:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$8,015	$(935)	$757	$7,837
Year Ended June, 30, 2012:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$7,837	$(6,593)	$1,312	$2,556

(1)	Uncollectible accounts charged off, net of recoveries. Also includes effects of changes in foreign exchange rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 30, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 16th of August 2012.

PERRIGO COMPANY

By:	/s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Joseph C. Papa, Judy L. Brown and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 30, 2012 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 30, 2012 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 16, 2012.

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