Form 10-Q
period 2012-09-29
PERRIGO CO
filed 2012-11-07
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO
As of November 2, 2012, the registrant had 93,880,801 outstanding shares of common stock.

PERRIGO COMPANY
FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology. Please see Item 1A of the Company’s Form 10-K for the year ended June 30, 2012 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	First Quarter
	2013	2012

Net sales	$769,810	$725,295
Cost of sales	484,541	497,716
Gross profit	285,269	227,579

Operating expenses
Distribution	10,767	10,264
Research and development	27,395	19,638
Selling and administration	90,534	96,125
Total operating expenses	128,696	126,027

Operating income	156,573	101,552

Interest, net	15,853	12,570
Other (income) expense, net	(62)	229
Income before income taxes	140,782	88,753

Income tax expense	35,202	18,295
Net income	$105,580	$70,458

Earnings per share
Basic earnings per share	$1.13	$0.76
Diluted earnings per share	$1.12	$0.75

Weighted average shares outstanding
Basic	93,607	92,900
Diluted	94,335	93,953

Dividends declared per share	$0.08	$0.07

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	First Quarter
	2013	2012
Net income	$105,580	$70,458
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	1,462	(7,796)
Foreign currency translation adjustments	5,424	(52,960)
Post-retirement liability adjustments, net of tax	(41)	(17)
Other comprehensive income (loss), net of tax	6,845	(60,773)
Comprehensive income	$112,425	$9,685
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 29, 2012	June 30, 2012	September 24, 2011
Assets
Current assets
Cash and cash equivalents	$631,993	$602,489	$116,615
Accounts receivable, net	584,008	572,582	521,263
Inventories	598,825	547,455	563,257
Current deferred income taxes	45,781	45,738	50,276
Income taxes refundable	4,252	1,047	8,891
Prepaid expenses and other current assets	35,872	26,610	38,789
Total current assets	1,900,731	1,795,921	1,299,091
Property and equipment	1,135,502	1,118,837	1,037,270
Less accumulated depreciation	(555,241)	(540,487)	(504,389)
	580,261	578,350	532,881
Goodwill and other indefinite-lived intangible assets	822,359	820,122	812,924
Other intangible assets, net	711,104	729,253	771,677
Non-current deferred income taxes	14,627	13,444	13,479
Other non-current assets	88,348	86,957	84,035
	$4,117,430	$4,024,047	$3,514,087
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$306,972	$317,341	$303,549
Short-term debt	1,609	90	3,750
Payroll and related taxes	57,864	89,934	72,106
Accrued customer programs	122,495	116,055	112,592
Accrued liabilities	79,756	76,406	83,374
Accrued income taxes	21,228	12,905	6,677
Current portion of long-term debt	40,000	40,000	40,000
Total current liabilities	629,924	652,731	622,048
Non-current liabilities
Long-term debt, less current portion	1,329,827	1,329,235	1,155,787
Non-current deferred income taxes	26,297	24,126	9,604
Other non-current liabilities	166,064	165,310	182,207
Total non-current liabilities	1,522,188	1,518,671	1,347,598
Shareholders’ Equity
Controlling interest:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	512,658	504,708	478,035
Accumulated other comprehensive income	46,249	39,404	66,277
Retained earnings	1,404,977	1,306,925	998,256
	1,963,884	1,851,037	1,542,568
Noncontrolling interest	1,434	1,608	1,873
Total shareholders’ equity	1,965,318	1,852,645	1,544,441
	$4,117,430	$4,024,047	$3,514,087
Supplemental Disclosures of Balance Sheet Information
Allowance for doubtful accounts	$2,224	$2,556	$9,617
Working capital	$1,270,807	$1,143,190	$677,043
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	93,840	93,484	93,189
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Quarter
	2013	2012
Cash Flows (For) From Operating Activities
Net income	$105,580	$70,458
Adjustments to derive cash flows
Gain on sale of pipeline development projects	—	(3,500)
Depreciation and amortization	33,424	34,720
Share-based compensation	4,772	3,935
Income tax benefit from exercise of stock options	2,068	2,125
Excess tax benefit of stock transactions	(13,342)	(10,578)
Deferred income taxes	(3,483)	(3,084)
Subtotal	129,019	94,076
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(6,682)	8,581
Inventories	(48,110)	(7,156)
Accounts payable	(12,574)	(47,249)
Payroll and related taxes	(32,298)	(10,681)
Accrued customer programs	6,440	(5,708)
Accrued liabilities	2,713	17,678
Accrued income taxes	15,674	(878)
Other	(9,327)	5,484
Subtotal	(84,164)	(39,929)
Net cash from operating activities	44,855	54,147
Cash Flows (For) From Investing Activities
Acquisition of business, net of cash acquired	—	(547,052)
Proceeds from sale of intangible assets and pipeline development projects	—	10,500
Additions to property and equipment	(14,804)	(18,953)
Other	—	(250)
Net cash for investing activities	(14,804)	(555,755)
Cash Flows (For) From Financing Activities
Borrowings of short-term debt, net	1,519	980
Net borrowings under accounts receivable securitization program	—	55,000
Borrowings of long-term debt	592	250,787
Deferred financing fees	—	(2,468)
Excess tax benefit of stock transactions	13,342	10,578
Issuance of common stock	4,063	5,884
Repurchase of common stock	(12,159)	(7,899)
Cash dividends	(7,528)	(6,535)
Net cash (for) from financing activities	(171)	306,327
Effect of exchange rate changes on cash	(376)	1,792
Net increase (decrease) in cash and cash equivalents	29,504	(193,489)
Cash and cash equivalents, beginning of period	602,489	310,104
Cash and cash equivalents, end of period	$631,993	$116,615

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$2,096	$3,240
Interest received	$1,276	$1,127
Income taxes paid	$20,514	$9,151
Income taxes refunded	$526	$768

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2012
(in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

From its beginnings as a packager of generic home remedies in 1887, Perrigo Company (the "Company"), based in Allegan, Michigan, has grown to become a leading global provider of quality, affordable healthcare products. The Company develops, manufactures and distributes over-the-counter ("OTC") and generic prescription ("Rx") pharmaceuticals, nutritional products and active pharmaceutical ingredients ("API"). The Company is the world's largest manufacturer of OTC pharmaceutical products for the store brand market. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories primarily in the United States ("U.S."), United Kingdom ("U.K."), Mexico, Israel and Australia, as well as certain other markets throughout the world, including Canada, China and Latin America.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first three months ended September 29, 2012, are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

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

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU improve the prominence of other comprehensive income items and align the presentation of other comprehensive income with International Financial Reporting Standards ("IFRS"). These changes allow an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single statement of comprehensive income or in two separate and consecutive statements. Both methods must still report each component of net income with total income, each component of other comprehensive income with a total amount of other comprehensive income, and a total amount of comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments should be applied retrospectively. This guidance was effective for the Company in the first quarter of fiscal 2013.
In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (ASC Topic 220) - Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This ASU defers the effective date for the part of ASU 2011-05, "Comprehensive

Income (ASC Topic 220): Presentation of Comprehensive Income" that would require adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in financial statements. The changes in ASU 2011-05 would have been effective for annual and interim periods beginning on or after December 15, 2011, but those changes are now deferred until the FASB can adequately evaluate the costs and benefits of this presentation. The Company has deferred adoption of the presentation requirement and has provided the disclosures required under the remainder of ASU 2011-05 in the condensed consolidated statements of comprehensive income.
NOTE 2 – BUSINESS ACQUISITIONS

CanAm Care, LLC - On January 6, 2012, the Company acquired substantially all of the assets of CanAm Care, LLC ("CanAm"), a distributor of diabetes care products, located in Alpharetta, Georgia, for $39,014. The purchase price included an up-front cash payment of $36,114 and contingent consideration totaling $2,900 based primarily on the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third-party related to a certain diabetes care product. In the first quarter of fiscal 2013, the Company executed the promotion agreement with the third-party and paid the seller the initial consideration of $2,000. See Note 4 regarding the valuation of the remaining $900 of contingent consideration. The acquisition expanded the Company's diabetic product offering within the Consumer Healthcare segment.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for CanAm were included in the Consumer Healthcare segment of the Company's consolidated results of operations beginning January 6, 2012.

The final allocation of the $39,014 purchase price was:

Accounts receivable	$3,568
Inventory	6,391
Property and equipment	91
Other assets	126
Deferred income tax assets	625
Goodwill	15,040
Intangible assets	15,830
Total assets acquired	41,671

Accounts payable	2,237
Other current liabilities	420
Total liabilities assumed	2,657
Net assets acquired	$39,014

The excess of the purchase price over the fair value of net assets acquired, amounting to $15,040, was recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 6 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Customer relationships	$12,000
Developed product technology	1,600
Non-compete agreements	1,540
Trade name and trademarks	690
Total intangible assets acquired	$15,830

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the excess earnings method. Customer relationships are based on a 15-year useful life and amortized on a proportionate basis consistent with the economic benefits derived therefrom. Developed product technology and non-compete agreements are based on a 20- and 5-year useful life, respectively, and are amortized on a straight-line basis. Trade name and trademarks are considered to have an indefinite life.

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

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Paddock were included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations beginning on July 26, 2011.

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

The excess of the purchase price over the fair value of net assets acquired, amounting to $148,865, was recorded as goodwill in the condensed consolidated balance sheet and was assigned to the Company’s Rx Pharmaceuticals segment. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 6 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows:

Developed product technology	$237,000
In-process research and development ("IPR&D")	35,000
Total intangible assets acquired	$272,000

Management assigned fair values to the identifiable intangible assets through the excess earnings method. The developed product technology assets are based on a 10-year useful life and amortized on a straight-line basis. IPR&D assets initially recognized at fair value will be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. At September 29, 2012, the IPR&D assets have not progressed to the point of establishing developed technologies.

At the time of the acquisition, a step-up in the value of inventory of $27,179 was recorded in the opening balance sheet as assets acquired and was based on valuation estimates, all of which was charged to cost of sales in the first quarter of fiscal 2012 as the inventory was sold. In addition, fixed assets were written up by $7,400 to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

As a condition to Federal Trade Commission ("FTC") approval of the overall transaction with Paddock, immediately subsequent to the acquisition, the Company sold to Watson Pharmaceuticals four Abbreviated New Drug Application ("ANDA") products acquired as part of the Paddock portfolio along with the rights to two of the Company's pipeline development projects for a total of $10,500. The Company allocated $7,000 of proceeds to the four ANDA products and wrote off the corresponding developed product technology intangible asset, which was recorded at its fair value of $7,000. In addition, the Company recorded a $3,500 gain on the sale of its pipeline development projects.

NOTE 3 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows:

	First Quarter
	2013	2012
Numerator:
Net income	$105,580	$70,458

Denominator:
Weighted average shares outstanding for basic EPS	93,607	92,900
Dilutive effect of share-based awards	728	1,053
Weighted average shares outstanding for diluted EPS	94,335	93,953

Share-based awards outstanding that were anti-dilutive were 112 and 66 for the first quarter of fiscal 2013 and 2012, respectively. These share-based awards were excluded from the diluted EPS calculation.

NOTE 4 – FAIR VALUE MEASUREMENTS

Accounting Standards Codification ("ASC") Topic 820 provides a consistent definition of fair value, which focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. ASC Topic 820 requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2:	Either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of September 29, 2012, June 30, 2012, and September 24, 2011:

	Fair Value Measurements as of September 29, 2012 Using:
	Total as of September 29, 2012	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$260,527	$260,527	$—	$—
Investment securities	6,470	—	—	6,470
Funds associated with Israeli post employment benefits	15,198	—	15,198	—
Total	$282,195	$260,527	$15,198	$6,470
Liabilities:
Contingent consideration	$900	$—	$—	$900
Foreign currency forward contracts, net	1,520	—	1,520	—
Interest rate swap agreements	15,107	—	15,107	—
Total	$17,527	$—	$16,627	$900

	Fair Value Measurements as of June 30, 2012 Using:
	Total as of June 30, 2012	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$479,548	$479,548	$—	$—
Investment securities	6,470	—	—	6,470
Funds associated with Israeli post employment benefits	14,973	—	14,973	—
Total	$500,991	$479,548	$14,973	$6,470
Liabilities:
Contingent consideration	$2,900	$—	$—	$2,900
Interest rate swap agreements	14,706	—	14,706	—
Foreign currency forward contracts, net	5,567	—	5,567	—
Total	$23,173	$—	$20,273	$2,900

	Fair Value Measurements as of September 24, 2011 Using:
	Total as of September 24, 2011	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67,318	$67,318	$—	$—
Investment securities	7,503	—	—	7,503
Funds associated with Israeli post employment benefits	15,873	—	15,873	—
Total	$90,694	$67,318	$15,873	$7,503
Liabilities:
Foreign currency forward contracts, net	$2,189	$—	$2,189	$—
Interest rate swap agreements	14,279	—	14,279	—
Total	$16,468	$—	$16,468	$—

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value. As of September 29, 2012, the carrying value and fair value of the Company’s fixed rate long-term debt were $965,000 and $1,048,983, respectively. As of June 30, 2012, the carrying value and fair value of the Company’s fixed rate long-term debt were $965,000 and $1,050,343, respectively. As of September 24, 2011, the carrying value and fair value of the Company’s fixed rate long-term debt were $615,000 and $692,683, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during the three months ended September 29, 2012. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of September 29, 2012, the Company had $15,198 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
The Company’s investment securities include auction rate securities ("ARS") totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every seven to 35 days. Historically, the carrying value of ARS approximated their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the credit markets beginning in calendar 2008, ARS have failed to settle at auction resulting in an illiquid market for these types of securities for an extended period of time. While a market has started to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict when liquidity will return for these securities. The Company has classified the securities as other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.
The Company currently engages the services of an independent third-party valuation firm at the end of each second and fourth fiscal quarter to assist the Company in estimating the current fair value of the ARS using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. As this fair value is based on significant inputs not observable in the market, the Company has classified these securities as Level 3 in the tables above. The inputs to the discounted cash flow model include market interest rates and a discount factor to reflect the illiquidity of the investments. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company's valuation is sensitive to market conditions and management's judgment. A 100 basis point increase in the discount rate would result in a decrease in the fair value of approximately $200. At September 29, 2012, June 30, 2012, and September 24, 2011, these securities were considered as available-for-sale and were recorded at a fair value of $6,470, $6,470 and $7,503, respectively. The Company recorded unrealized losses (net of tax) of $1,033, in fiscal 2012, in other comprehensive income related to the ARS. Although the Company continued to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. All of the ARS investments have a contractual maturity of more than five years as of September 29, 2012. The gross realized gains and losses on the sale of ARS are determined using the specific identification method.

As a result of the acquisition of CanAm completed on January 6, 2012, the Company recorded a contingent consideration liability of $2,900 on the acquisition date based upon the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third-party related to a certain diabetes care product. The fair value measurements for this liability are valued using Level 3 inputs. The terms of the acquisition agreement required the Company to pay the seller $2,000 upon the Company's execution of the promotion agreement with the third-party. During the first quarter of fiscal 2013, the Company executed the promotion agreement with the third-party and paid the seller the initial consideration of $2,000. Additional consideration, not to exceed $5,000, is to be paid in an amount equal to the gross revenue associated with the promotion agreement during the first year subsequent to the endorsement of the agreement. The Company estimated the fair value of the contingent consideration using probability assessments with respect to the timing of executing the agreement with the third-party, along with the expected future cash flows during the first year subsequent to the endorsement of the agreement. The assumptions associated with expected future cash flows will be evaluated each quarter. During the first quarter of fiscal 2013, the Company updated the estimated fair value of the contingent consideration and determined there was no change to the remaining fair value of $900.

The following table presents a rollforward of the assets and liabilities measured at fair value using unobservable inputs (Level 3) at September 29, 2012:

Assets:	Investment Securities (Level 3)
Balance as of June 30, 2012	$6,470
Unrealized loss on ARS	—
Balance as of September 29, 2012	$6,470

Liabilities:	Contingent Consideration (Level 3)
Balance as of June 30, 2012	$2,900
Payments	(2,000)
Balance as of September 29, 2012	$900

NOTE 5 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows:

	September 29, 2012	June 30, 2012	September 24, 2011
Finished goods	$255,933	$235,593	$268,254
Work in process	178,212	154,238	141,036
Raw materials	164,680	157,624	153,967
Total inventories	$598,825	$547,455	$563,257

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

In the first quarter of fiscal 2013, there were no additions to goodwill. The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth quarter of the fiscal year for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Total
Balance as of June 30, 2012	$138,910	$331,744	$220,769	$86,334	$777,757
Currency translation adjustment	2,362	—	(215)	(57)	2,090
Balance as of September 29, 2012	$141,272	$331,744	$220,554	$86,277	$779,847

Other intangible assets and related accumulated amortization consisted of the following:

	September 29, 2012		June 30, 2012		September 24, 2011
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/formulation and product rights	$542,186	$152,568	$542,094	$140,489	$547,354	$107,841
Customer relationships	342,404	56,355	341,363	50,757	328,620	36,212
Distribution and license agreements	52,634	24,876	52,609	23,686	52,455	20,508
Non-compete agreements	7,860	4,263	7,804	3,778	6,136	2,648
Trademarks	4,795	713	4,797	704	5,023	702
Total	949,879	238,775	948,667	219,414	939,588	167,911
Non-amortizable intangibles:
In-process research and development	35,000	—	35,000	—	35,000	—
Trade names and trademarks	7,512	—	7,365	—	6,602	—
Total other intangible assets	$992,391	$238,775	$991,032	$219,414	$981,190	$167,911

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $18,821 and $20,021 for the first quarter of fiscal 2013 and 2012, respectively, for intangible assets subject to amortization.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets currently subject to amortization. No estimate of future amortization expense related to the subsequent acquisition of Sergeant's Pet Care Products, Inc. ("Sergeant's") has been included in the table below (see Note 14 - Subsequent Event).The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2013(1)	$56,200
2014	74,900
2015	74,200
2016	72,200
2017	69,800

(1) Reflects remaining nine months of fiscal 2013.

NOTE 7 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows:

	September 29, 2012	June 30, 2012	September 24, 2011
Short-term debt:
Foreign line of credit	$1,609	$90	$3,750
Current portion of long-term debt:
Term loans	40,000	40,000	40,000
Total	41,609	40,090	43,750
Long-term debt, less current portion:
Borrowings under Securitization Program	—	—	55,000
Term loans	360,000	360,000	485,000
Senior notes	965,000	965,000	615,000
Other	4,827	4,235	787
Total	1,329,827	1,329,235	1,155,787
Total debt	$1,371,436	$1,369,325	$1,199,537

The Company has revolving loan and term loan commitments of $400,000 each. No borrowings were made against the revolving loan during the three months ended September 29, 2012. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. In the first quarter of fiscal 2013, the Company amended the 2011 Credit Agreement to provide flexibility to the Company in managing the capital structures of certain immaterial subsidiaries. This amendment did not change the interest rate, term or amount of the revolving loan and term loan commitments.

The Company’s India subsidiary has a term loan with a maximum limit of approximately $5,200, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.5% as of September 29, 2012. The Company’s India subsidiary had $4,827, $4,235 and $787, outstanding on this line as of September 29, 2012, June 30, 2012, and September 24, 2011, respectively.

The Company’s India subsidiary has a short-term credit line in an aggregate amount not to exceed approximately $3,900, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.5% as of both September 29, 2012 and June 30, 2012. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $1,609, $90, and $3,750 borrowings outstanding on this line of credit as of September 29, 2012, June 30, 2012, and September 24, 2011, respectively.

On July 23, 2009, the Company entered into an accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and Bank of America Securities, LLC ("Bank of America"). The Company renewed the Securitization Program most recently on June 13, 2011, with Bank of America, as Agent, and Wells Fargo Bank, National Association ("Wells Fargo") and PNC Bank, National Association ("PNC") as Managing Agents (together, the "Committed Investors").

The Securitization Program is a three-year program, expiring June 13, 2014. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At September 29, 2012, $185,000 was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $185,000 commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. Subsequent to the end of the first quarter of fiscal 2013, the Company amended the terms of the Securitization Program effectively increasing the amount the Company can borrow to $200,000.

Any borrowing made pursuant to the Securitization Program will be classified as debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivatives as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income ("OCI"), net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. All of the Company’s designated hedging instruments are classified as cash flow hedges.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $450,700, $415,600 and $377,800 at September 29, 2012, June 30, 2012, and September 24, 2011, respectively. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

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

In the first quarter of fiscal 2012, the Company entered into interest rate swap agreements with a notional value of $175,000 to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of the Series 2011 Notes on September 30, 2011. The interest rate swaps, which the Company designated as cash flow hedges, were settled in the first quarter of fiscal 2012 upon entering into a definitive agreement for the issuance of an aggregate of $175,000 principal amount of the Series 2011 Notes for a cumulative after-tax loss of $762, which was recorded in OCI and will be amortized to earnings as an accretion to interest expense over the first 10 years of the life of those notes. The Company expects to recognize approximately $76 in after-tax earnings as a result of the swap agreements over the next 12 months.

The Company has designated the above interest rate swaps as cash flow hedges and has formally documented the relationships between the interest rate swaps and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative to the specific liability or asset on the balance sheet. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of unrealized gains (losses) is deferred as a component of accumulated OCI and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

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

The Company’s foreign currency hedging program includes cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of 15 months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of 15 months. The Company did not have any foreign currency put or call contracts as of September 29, 2012.

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

The effects of derivative instruments on the Company’s condensed consolidated balance sheets as of September 29, 2012, June 30, 2012, and September 24, 2011, and on the Company’s income and OCI for the three months ended September 29, 2012, and September 24, 2011, were as follows (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet
(Designated as (non)hedging instruments)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		September 29, 2012	June 30, 2012	September 24, 2011
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$1,559	$578	$1,563
Total hedging derivatives		$1,559	$578	$1,563
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$603	$54	$218
Total non-hedging derivatives		$603	$54	$218

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 29, 2012	June 30, 2012	September 24, 2011
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$3,485	$5,585	$3,331
Interest rate swap agreements	Other non-current liabilities	15,107	14,706	14,279
Total hedging derivatives		$18,592	$20,291	$17,610
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$197	$614	$639
Total non-hedging derivatives		$197	$614	$639

Effects of Derivative Instruments on Income and OCI for the three months ended September 29, 2012, and September 24, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 29, 2012	September 24, 2011		September 29, 2012	September 24, 2011		September 29, 2012	September 24, 2011
T-Locks	$—	$—	Interest, net	$91	$91	Interest, net	$—	$—
Interest rate swap agreements	(400)	(6,825)	Interest, net	(1,214)	821	Interest, net	—	—
Foreign currency forward contracts	(72)	(4,269)	Net sales	(83)	(413)	Net sales	—	(20)
			Cost of sales	(1,675)	1,529	Cost of sales	9	687
			Interest, net	43	10
			Other expense, net	(451)	(835)
Total	$(472)	$(11,094)		$(3,289)	$1,203		$9	$667

The Company also has forward foreign currency contracts that are not designated as hedging instruments and recognizes the gain/(loss) associated with these contracts in other income (expense), net. For the three months ended September 29, 2012, and September 24, 2011, the Company recorded a loss of $246 and $1,290, respectively, related to these contracts. The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in other income (expense), net.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company issued 466 and 499 shares related to the exercise and vesting of share-based compensation during the first quarter of fiscal 2013 and 2012, respectively.

The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During the first quarter of fiscal 2013, the Company repurchased 110 shares of its common stock for $12,159 in private party transactions. During the first quarter of fiscal 2012, the Company repurchased 87 shares of its common stock for $7,899 in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

NOTE 10 – INCOME TAXES

The effective tax rate on income was 25.0% and 20.6% for the first quarter of fiscal 2013 and 2012, respectively. The effective tax rate was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7,452 and $7,064 for the first quarter of fiscal 2013 and 2012, respectively, related to various audit resolutions and statute expirations. Foreign source income before tax for the first quarter of fiscal 2013 was 41% of total income before tax, down from 61% in the same period of fiscal 2012. Foreign source income is generally derived from jurisdictions with a lower tax rate the the U.S. statutory rate.
In December 2011, Israel canceled the previously passed changes that would have reduced its corporate tax rates on income generated by Israeli entities to 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015. This change has resulted in a current corporate statutory rate of 25% in Israel for non-exempt entities.
The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.

The total amount of unrecognized tax benefits was $105,066 and $108,520 as of September 29, 2012, and June 30, 2012, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $20,527 and $20,005 as of September 29, 2012, and June 30, 2012, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Eltroxin

During October and November 2011, nine applications to certify a class action lawsuit were filed in various courts in Israel related to Eltroxin, a prescription thyroid medication manufactured by a third party and distributed in Israel by Perrigo Israel Agencies Ltd. The respondents include Perrigo Israel Pharmaceuticals Ltd. and/or Perrigo Israel Agencies Ltd., the manufacturers of the product, and various health care providers who provide health care services as part of the compulsory health care system in Israel.

The nine applications arose from the 2011 launch of a reformulated version of Eltroxin in Israel. The applications generally alleged that the respondents (a) failed to timely inform patients, pharmacists and physicians about the change in the formulation; and (b) failed to inform physicians about the need to monitor patients taking the new formulation in order to confirm patients were receiving the appropriate dose of the drug. As a result, claimants allege they incurred the following damages: (a) purchases of product that otherwise would not have been made by patients had they been aware of the reformulation; (b) adverse events to some patients resulting from an imbalance of thyroid functions that could have been avoided; and (c) harm resulting from the patient's lack of informed consent prior to the use of the reformulation.

All nine applications were transferred to one court in order to determine whether to consolidate any of the nine applications. On July 19, 2012, the court dismissed one of the applications and ordered that the remaining eight applications be consolidated into one application. On September 19, 2012, a consolidated motion to certify the eight individual motions was filed by lead counsel for the claimants. Generally, the allegations in the consolidated motion are the same as those set forth in the individual motions; however, the consolidated motion excluded the manufacturer of the reformulated Eltroxin as a respondent. A motion objecting to the removal of the manufacturer of Eltroxin from the consolidated motion was filed, and this motion is still pending. A hearing on whether or not to certify the consolidated application is scheduled for February 2013. As this matter is in its early stages, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

Securities Litigation

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner (Warner) filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including the President and Chief Executive Officer, Joseph Papa, and the Chief Financial Officer, Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008, and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18,000 in par value (the "ARS"), had been purchased from Lehman Brothers Holdings, Inc. ("Lehman"). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman’s bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees.

On June 15, 2009, the Court appointed several other purported shareholders of the Company, rather than Warner, as co-lead plaintiffs (the "Original Co-Lead Plaintiffs"). On July 31, 2009, these Original Co-Lead Plaintiffs filed an amended complaint. The amended complaint dropped all claims against the individual defendants other than Joseph Papa and Judy Brown, and added a “control person” claim under Section 20(a) of the Exchange Act against the members of the Company's Audit Committee. The amended complaint asserted many of the same claims and allegations as the original pleading. It also alleged that the Company should have disclosed, prior to February 3, 2009, that Lehman had provided the allegedly inflated valuation of the ARS that the Company adopted in its Form 10-Q filing for the first quarter of fiscal 2009, which was filed with the SEC on November 6, 2008. The amended complaint also alleged that some portion of the write-down of the value of the ARS that the Company recognized in the second quarter of fiscal 2009 should have been taken in the prior quarter, immediately following Lehman's bankruptcy filing.

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
On November 21, 2011, the defendants answered the second amended complaint, denying all allegations of wrongdoing and asserting numerous defenses. Although the Company believes that it has meritorious defenses to this lawsuit, the Company has engaged in settlement discussions with counsel for the Co-Lead Plaintiffs in an effort to move the matter to a quicker resolution and avoid the costs and distractions of protracted litigation. As a result of these discussions, the Company and the Co-Lead Plaintiffs have reached an agreement in principle to settle the case and have executed a Memorandum of Settlement outlining the essential terms of the proposed settlement. The settlement would be subject to Court approval. In order to finalize the settlement, the parties will be required to engage in a process involving a number of additional steps, including the drafting of a detailed Stipulation of Settlement and the filing of a motion asking the Court to approve the settlement after providing notice and the opportunity to be heard to the members of the proposed settlement class. There can be no assurance that a final settlement will be reached or approved by the Court. Regardless of whether the proposed settlement is finalized and approved, the Company believes the resolution of this matter will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements.
Ramat Hovav
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

NOTE 12 – SEGMENT INFORMATION

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

From time-to-time, the Company evaluates its estimates of the allocation of shared service support functions to its reportable segments. In the first quarter of fiscal 2013, management revised its allocation estimates to better reflect the utilization of shared services by segment. Management believes the update of the allocation estimates results in a more appropriate measure of earnings for each segment. This change is consistent with how the chief operating decision maker reviews segment results. Prior period results from operations have been updated to reflect the change in the Company's allocation estimates. This change had no affect on consolidated results of operations.

In the first quarter of fiscal 2013, the Company incurred acquisition charges of approximately $1,900 related to the purchase of Sergeant's, as disclosed below in Note 14. In the first quarter of fiscal 2012, in conjunction with the Paddock acquisition, the Rx Pharmaceuticals segment incurred a step-up in the value of inventory of $27,179, as well as $3,200 of severance costs. In addition, during the first quarter of fiscal 2012, the Company incurred $5,600 of acquisition charges as unallocated expenses.

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
First Quarter 2013
Net sales	$450,416	$103,423	$162,942	$36,419	$16,610	$—	$769,810
Operating income	$79,288	$3,883	$68,504	$13,319	$425	$(8,846)	$156,573
Amortization of intangibles	$2,263	$7,300	$8,402	$463	$393	$—	$18,821
First Quarter 2012
Net sales	$411,681	$119,861	$127,627	$47,644	$18,482	$—	$725,295
Operating income	$69,189	$7,241	$24,485	$14,215	$285	$(13,863)	$101,552
Amortization of intangibles	$2,245	$9,465	$7,353	$521	$437	$—	$20,021

NOTE 13 – RESTRUCTURING

In the third quarter of fiscal 2012, the Company made the decision to restructure its workforce and cease all remaining manufacturing production at its Florida facility. This restructuring was completed at the end of the fourth quarter of fiscal 2012. This facility manufactured the Company's oral electrolyte solution products that are part of the Nutritionals reporting segment. In connection with the restructuring, the Company transitioned production to a more efficient, service-oriented supply chain. As a result of this restructuring plan, the Company determined that the carrying value of certain fixed assets at the location was not fully recoverable. Accordingly, the Company incurred a non-cash impairment charge of $6,298 and $148 in its Nutritionals segment in the third and fourth quarters of fiscal 2012, respectively, to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company recorded a charge of $783 and $965 in the third and fourth quarters of fiscal 2012, respectively, related to employee termination benefits for 141 employees. The Company does not expect to incur any additional charges related to this restructuring plan. The activity of the restructuring reserve is detailed in the following table:

Fiscal 2012 Restructuring Employee Termination
Balance at March 31, 2012	$783
Additions	965
Payments	(87)
Balance at June 30, 2012	1,661
Payments	(1,259)
Balance at September 29, 2012	$402

NOTE 14 – SUBSEQUENT EVENT

On October 1, 2012, the Company completed the acquisition of substantially all of the assets of privately-held Sergeant's for approximately $285,000 in cash. As of the end of the first quarter of fiscal 2013, the Company had incurred approximately $1,900 of acquisition costs, all of which were expensed in operations in the first quarter of fiscal 2013. Headquartered in Omaha, Nebraska, Sergeant's is a leading supplier of pet care products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition will expand the Company's Consumer Healthcare product portfolio into the pet healthcare category.

The Company will account for the acquisition as a business combination under Rule 11-01(d) of Regulation S-X and ASC 805, Business Combinations. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed at the date of acquisition, and is in the preliminary stages of the valuation process. Goodwill will be determined by the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets acquired. The Company expects the majority of the purchase price to be recorded as identifiable intangible assets and goodwill. The pro forma impact of the Sergeant's acquisition on the Company's fiscal 2013 results of operations is not expected to be material.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER FISCAL YEARS 2013 AND 2012
(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Perrigo Company (the "Company") traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 45 billion oral solid doses and more than two billion liquid doses, as well as dozens of other product forms, each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories primarily in the United States ("U.S."), United Kingdom ("U.K."), Mexico, Israel and Australia, as well as certain other markets throughout the world, including Canada, China and Latin America.

From time-to-time, the Company evaluates its estimates of the allocation of shared service support functions to its reportable segments. In the first quarter of fiscal 2013, management revised its allocation estimates to better reflect the utilization of shared services by segment. Management believes the update of the allocation estimates results in a more appropriate measure of earnings for each segment. This change is consistent with how the chief operating decision maker reviews segment results. Prior period results from operations have been updated to reflect the change in the Company's allocation estimates. This change had no affect on consolidated results of operations.

Segments – The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment.

•
The Consumer Healthcare segment is the world’s largest store brand manufacturer of over-the-counter ("OTC") pharmaceutical products. This business markets products that are comparable in quality and effectiveness to national brand products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, and secondary product categories that include feminine hygiene, diabetes care and dermatological care. In addition, the recent acquisition of Sergeant's Pet Care Products, Inc. ("Sergeant's"), which closed subsequent to the end of the Company's first fiscal quarter, expanded the Company's product portfolio into the pet healthcare category. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. Generally the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their annual healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico – and is developing a leadership position in Australia. The Company's market share of store brand private label OTC products has grown in recent years as new products, retailer efforts to increase consumer education and awareness and economic events have directed consumers to the value of store brand product offerings.

•
The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, vitamin, mineral and dietary supplement ("VMS") products, and oral electrolyte solution products to retailers and consumers in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets products that are comparable in quality and effectiveness to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended. Store brands, which are value priced and offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration ("FDA") requirements as the national brands.

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

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. Accordingly, operating results for the first three months of fiscal 2013 are not necessarily indicative of the results that may be expected for a full fiscal year.
Consolidated

	First Quarter
	2013	2012
Net sales	$769,810	$725,295
Gross profit	$285,269	$227,579
Gross profit %	37.1%	31.4%
Operating expenses	$128,696	$126,027
Operating expenses %	16.7%	17.4%
Operating income	$156,573	$101,552
Operating income %	20.3%	14.0%
Net income	$105,580	$70,458

Current Year Results – Net sales for the first quarter of fiscal 2013 were $769,810, an increase of 6% over fiscal 2012. The increase was driven primarily by $28,300 of net sales attributable to the Paddock Laboratories, Inc. ("Paddock") and CanAm Care, LLC ("CanAm") acquisitions and new product sales of $25,900, partially offset by decreases in sales of certain existing products in the Nutritionals and API segments. Gross profit was $285,269, an increase of 25% over fiscal 2012. The gross profit percentage in the first quarter of fiscal 2013 was 37.1%, up from 31.4% last year due primarily to the absence of a one-time charge to cost of sales of $27,179 as a result of the step-up in value of inventory acquired and sold during the first quarter of fiscal 2012 related to the Paddock acquisition. The gross profit percentage for the first quarter of fiscal 2013 was also positively impacted by the API commercial agreement noted below under Events Impacting Future Results. Operating expenses in the first quarter of fiscal 2013 were $128,696, an increase of 2% over fiscal 2012. As a percentage of net sales, operating expenses were 16.7%, slightly down from 17.4% in the first quarter of fiscal 2012. Net income was $105,580, an increase of 50% over fiscal 2012. In addition to the inventory step-up charge previously discussed, during the first quarter of fiscal 2012, the Company recorded $8,800 of acquisition and severance charges related to the Paddock acquisition.

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

Growth Strategy and Strategic Evaluation

Over recent years, the Company has been executing a strategy designed to expand its product offering through both advanced R&D and acquisitions and to reach new healthcare consumers through entry into new markets. This strategy is accomplished by investing in and continually improving all aspects of the Company's five strategic pillars: high quality, superior customer service, leading innovation, effective cost management and empowered people. The concentration of common shared service activities around the world and development of centers of excellence in R&D have played an important role in ensuring the consistency and quality of the Company’s five strategic pillars.

Management plans to continue on its strategic path of growing the Company organically as well as inorganically through acquisitions. The Company continually reinvests in its own R&D pipeline and also works with partners as necessary to strive to be first to market with new products. Recent years have seen strong organic growth as a series of very successful new products have been launched in the Consumer Healthcare and Rx Pharmaceuticals segments. Management expects to achieve inorganic growth through continued expansion into adjacent products, product categories and channels, as well as new geographic markets. Acquisition opportunities are evaluated on the basis of their ability to deliver long-term ROIC for the Company.

Events Impacting Future Results

Subsequent to the end of the Company's fiscal first quarter, on October 1, 2012, the Company completed the acquisition of substantially all of the assets of privately-held Sergeant's for approximately $285,000 in cash. As of the end of the first quarter of fiscal 2013, the Company had incurred approximately $1,900 of acquisition costs, all of which were expensed in operations in the first quarter of fiscal 2013. Headquartered in Omaha, Nebraska, Sergeant's is a leading supplier of pet care products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition will expand the Company's Consumer Healthcare product portfolio into the pet healthcare category and is expected to add approximately $140,000 in net sales in its first full fiscal year.

The Company has had a long-standing commercial agreement with a customer to supply an API for use in a generic finished dosage pharmaceutical product that was launched in the fourth quarter of fiscal 2012. Due to unexpected developments in that market formation, the Company's customer was able to launch its product with 180-day exclusivity status. As a result, the Company's API operating results were positively impacted by approximately $7,400 in the first quarter of fiscal 2013. While the Company expects to continue to recognize favorable contributions related to this agreement, it also expects the magnitude of the contribution to significantly decrease after the 180-day exclusivity period, which will end during the Company's second quarter of fiscal 2013.

In January 2012, a competitor in the OTC market began to experience certain quality issues at one of its facilities, causing it to temporarily shut down the facility. Due to this situation, during the first quarter of fiscal 2013, the Company experienced an increase in demand for certain of its OTC products, which had a positive impact on the Consumer Healthcare segment's net sales and results of operations. To the extent that this competitor remains absent from the market in fiscal 2013, this could continue to benefit the Company's Consumer Healthcare net sales and results of operations. At this time, the Company cannot predict when this competitor will make a full return to the market.

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of its products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which has continued through the first quarter of fiscal 2013, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s net sales. To the extent that products from this key competitor remain absent from the market in fiscal 2013, the Company's Consumer Healthcare net sales and results of operations could continue to benefit. At this time, the branded competitor is in the process of returning to the market, however the Company cannot predict the pace at which the branded competitor will return to market, the extent of consumers' reacceptance of the branded products, or the extent of the branded competitor's marketing activities.

RESULTS OF OPERATIONS
Consumer Healthcare

	First Quarter
	2013	2012
Net sales	$450,416	$411,681
Gross profit	$145,835	$129,358
Gross profit %	32.4%	31.4%
Operating expenses	$66,547	$60,169
Operating expenses %	14.8%	14.6%
Operating income	$79,288	$69,189
Operating income %	17.6%	16.8%
Net Sales
First quarter net sales for fiscal 2013 increased 9% or $38,735 compared to fiscal 2012. The increase was due primarily to an increase in sales of existing product of $36,000, primarily in the contract, cough/cold and smoking cessation categories, along with new product sales of $13,300, mainly in the gastrointestinal, cough/cold and dermatological categories. In addition, incremental net sales attributable to the acquisition of CanAm were approximately $9,200. These combined increases were partially offset by a decline of $17,200 in sales of existing products within the analgesics and feminine hygiene product categories and $3,800 in discontinued products.
Gross Profit
First quarter gross profit for fiscal 2013 increased 13% or $16,477 compared to fiscal 2012. The increase was due primarily to gross profit contribution on new product sales, gross profit attributable to the net increase in sales of existing products and incremental gross profit attributable to the CanAm acquisition. The gross profit percentage increased 100 basis points in the first quarter of fiscal 2013 compared to fiscal 2012 due primarily to favorable changes in product mix.
Operating Expenses
First quarter operating expenses for fiscal 2013 increased 11% or $6,378 compared to fiscal 2012. Operating expenses included $2,700 of incremental operating expenses from the acquisition of CanAm. Research and development expenses increased $2,300 due primarily to increased spending on developmental materials, while selling and distribution expenses increased $2,200 on higher sales volume. These increases were partially offset by a $2,500 indemnification settlement payment the Company received in relation to its acquisition of Orion Laboratories Pty Ltd. in March 2010.

Nutritionals

	First Quarter
	2013	2012
Net sales	$103,423	$119,861
Gross profit	$25,835	$29,569
Gross profit %	25.0%	24.7%
Operating expenses	$21,952	$22,328
Operating expenses %	21.2%	18.6%
Operating income	$3,883	$7,241
Operating income %	3.8%	6.0%
Net Sales
First quarter net sales for fiscal 2013 decreased 14% or $16,438 compared to fiscal 2012. The decrease was due primarily to a decline in existing products of $19,500, partially offset by new product sales of approximately $3,200, primarily in the infant formula category. Net sales of existing products were negatively impacted by the shutdown of the Company's Vermont manufacturing facility to allow for the installation of a new plastic container powder infant formula packaging line. The Company has invested approximately $29,000 for this new state-of-the-art consumer-friendly packaging capability. In the fourth quarter of fiscal 2012, retailers increased purchases in advance of the installation of the new plastic container packaging line and the conversion of the Company's ERP system on July 1, 2012. In addition, net sales were negatively impacted by regulatory changes in one of the Company's main international markets that caused a delay in the fulfillment of international orders. Net sales in the VMS category were also negatively impacted by increased competition.
Gross Profit
First quarter gross profit for fiscal 2013 decreased 13% or $3,734 compared to fiscal 2012. The decrease was due primarily to the decrease in existing product sales discussed above, partially offset by gross profit contribution on new product sales.
Operating Expenses

First quarter operating expenses for fiscal 2013 were relatively flat compared to fiscal 2012.

Rx Pharmaceuticals

	First Quarter
	2013	2012
Net sales	$162,942	$127,627
Gross profit	$86,684	$41,460
Gross profit %	53.2%	32.5%
Operating expenses	$18,180	$16,975
Operating expenses %	11.2%	13.3%
Operating income	$68,504	$24,485
Operating income %	42.0%	19.2%

Net Sales

First quarter net sales for fiscal 2013 increased 28% or $35,315 compared to fiscal 2012. This increase was due primarily to incremental net sales of $19,100 from the July 26, 2011, acquisition of Paddock, new product sales of $8,400 and improved pricing on select products as compared to the prior year. These increases were partially offset by decreased volume and pricing on an existing key product due primarily to increased competition.

Gross Profit

First quarter gross profit for fiscal 2013 increased 109% or $45,224 compared to fiscal 2012. This increase was due primarily to the absence of the one-time charge of $27,179 to cost of sales as a result of the step-up of inventory value related to the Paddock acquisition in the first quarter of fiscal 2012. This increase was also due to gross profit contribution from the Paddock acquisition, gross profit from new product sales, and favorable pricing dynamics on select products as compared to the prior year. These increases were partially offset by lower gross profit contribution due to the decreased volume and pricing on an existing key product discussed above. The gross profit percentage increased 2,070 basis points in the first quarter of fiscal 2013 compared to fiscal 2012 due primarily to the absence of the inventory step-up charge discussed above.

Operating Expenses

First quarter operating expenses for fiscal 2013 increased 7% or $1,205 compared to fiscal 2012. The increase was due primarily to the inclusion of $2,800 of administrative, selling and research and development expenses attributable to the Paddock acquisition. Research and development expenses increased $4,000 due primarily to the absence of proceeds of $3,500 related to the sale of pipeline development projects, which the Company sold in the first quarter of fiscal 2012 in response to the Federal Trade Commission's review of the Paddock acquisition. Administration expenses decreased $4,500 due primarily to a $2,500 contract termination payment from a customer, along with the absence of $3,200 of severance costs incurred in the first quarter of fiscal 2012 related to the Paddock acquisition.
API

	First Quarter
	2013	2012
Net sales	$36,419	$47,644
Gross profit	$21,360	$21,608
Gross profit %	58.7%	45.4%
Operating expenses	$8,041	$7,393
Operating expenses %	22.1%	15.5%
Operating income	$13,319	$14,215
Operating income %	36.6%	29.8%

Net Sales

First quarter net sales for fiscal 2013 decreased 24% or $11,225 compared to fiscal 2012. The decrease was due primarily to a decrease in existing product sales of approximately $16,600 as a result of increased competition on select products, along with a negative impact of $2,000 due to changes in foreign currency exchange rates. These decreases were partially offset by $7,400 of net sales related to the API commercial agreement discussed above under Executive Overview - Events Impacting Future Results. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the variable ordering patterns of customers on a quarter-over-quarter basis.

Gross Profit

First quarter gross profit for fiscal 2013 was relatively flat compared to fiscal 2012. The gross profit percentage increased 1,330 basis points in the first quarter of fiscal 2013 compared to fiscal 2012 due primarily to the commercial agreement previously discussed.

Operating Expenses

First quarter operating expenses for fiscal 2013 increased 9% or $648 compared to fiscal 2012. The increase was due primarily to higher administrative costs driven by higher employee-related expenses.

Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	First Quarter
	2013	2012
Net sales	$16,610	$18,482
Gross profit	$5,555	$5,584
Gross profit %	33.4%	30.2%
Operating expenses	$5,130	$5,299
Operating expenses %	30.9%	28.7%
Operating income	$425	$285
Operating income %	2.6%	1.5%

First quarter net sales for fiscal 2013 decreased 10% or $1,872 compared to fiscal 2012. This decrease was due primarily to unfavorable changes in foreign currency exchange rates. First quarter gross profit and operating expenses for fiscal 2013 were relatively flat compared to fiscal 2012.

Unallocated Expenses

	First Quarter
	2013	2012
Operating expenses	$8,846	$13,863

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses for the first quarter of fiscal 2013 decreased 36% or $5,017 compared to fiscal 2012 due primarily to the absence of $5,600 of acquisition expenses related to Paddock in the first quarter of fiscal 2012, partially offset by $1,900 of acquisition expenses related to Sergeant's.

Interest and Other (Consolidated)

Interest expense for the first quarter was $17,128 for fiscal 2013 and $13,697 for fiscal 2012. The increase in interest expense is related to the issuance of the Series 2011 Notes and the 2011 Credit Agreement described below. Interest income for the first quarter was $1,275 and $1,127 for fiscal 2013 and 2012, respectively.

Income Taxes (Consolidated)

The effective tax rate on income was 25.0% and 20.6% for the first quarter of fiscal 2013 and 2012, respectively. The effective tax rate was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7,452 and $7,064 for the first quarter of fiscal 2013 and 2012, respectively, related to various audit resolutions and statute expirations. Foreign source income before tax for the first quarter of fiscal 2013 was 41% of total income before tax, down from 61% in the same period of fiscal 2012. Foreign source income is generally derived from jurisdictions with a lower tax rate the the U.S. statutory rate.
In December 2011, Israel canceled the previously passed changes that would have reduced its corporate tax rates on income generated by Israeli entities to 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015. This change has resulted in a current corporate statutory rate of 25% in Israel for non-exempt entities.
The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, changes in revenue mix, unanticipated changes in applicable laws and changes in the jurisdictions in which the Company does business.
The total amount of unrecognized tax benefits was $105,066 and $108,520 as of September 29, 2012, and June 30, 2012, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $20,527 and $20,005 as of September 29, 2012, and June 30, 2012, respectively.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased $515,378 to $631,993 at September 29, 2012, from $116,615 at September 24, 2011. Working capital, including cash, increased $593,764 to $1,270,807 at September 29, 2012, from $677,043 at September 24, 2011. The increase in working capital was due primarily to an increase in cash and cash equivalents as a result of the increase in borrowings during the second quarter of fiscal 2012, along with additional working capital from the CanAm acquisition and relatively higher accounts receivable and inventory balances from this time last year due primarily to timing of payments and seasonal factors, respectively.
Cash and cash equivalents increased $29,504 to $631,993 at September 29, 2012, from $602,489 at June 30, 2012. Working capital, including cash, increased $127,617 to $1,270,807 at September 29, 2012, from $1,143,190 at June 30, 2012.
In addition to the cash and cash equivalents balance of $631,993 at September 29, 2012, the Company had $398,000 available under its revolving loan commitment and approximately $2,700 available under its Indian credit facilities, as well as $185,000 available under its accounts receivable securitization program described below. Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

Year-to-date net cash provided from operating activities decreased by $9,292 to $44,855 for fiscal 2013 compared to $54,147 for fiscal 2012. The decrease in cash from operations was due primarily to higher inventory levels, higher payroll and related tax payments and timing of accounts receivable payments. These usages of cash were partially offset by increased earnings for fiscal 2013 compared to fiscal 2012.
Year-to-date net cash used for investing activities decreased by $540,951 to $14,804 for fiscal 2013 compared to $555,755 for fiscal 2012 due primarily to the Paddock acquisition in the first quarter of fiscal 2012.
Capital expenditures for facilities and equipment were for manufacturing productivity/growth projects, quality investment projects, investments at newly acquired entities, technology infrastructure, system upgrades and the API expansion into India. Capital expenditures are anticipated to be between $120,000 to $150,000 for fiscal 2013 related primarily to manufacturing productivity and capacity projects, quality investment projects, investments at newly acquired entities, technology infrastructure, market driven packaging changes, system upgrades and the API expansion into India.
Year-to-date net cash used for financing activities was $171 for fiscal 2013 compared to net cash provided from financing activities of $306,327 for fiscal 2012. The decrease in cash provided from financing activities was due primarily to the absence of borrowings of long-term debt and borrowings under the accounts receivable securitization program in the first quarter of fiscal 2012.
The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During the first quarter of fiscal 2013, the Company repurchased 110 shares of its common stock for $12,159 in private party transactions. During the first quarter of fiscal 2012, the Company repurchased 87 shares of its common stock for $7,899 in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.
The Company paid quarterly dividends totaling $7,528 and $6,535, or $0.08 and $0.07 per share, for the first quarter of fiscal 2013 and 2012, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Credit Facilities

The Company has revolving loan and term loan commitments of $400,000 each. No borrowings were made against the revolving loan during the three months ended September 29, 2012. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. In the first quarter of fiscal 2013, the Company amended the 2011 Credit Agreement to provide flexibility to the Company in managing the capital structures of certain immaterial subsidiaries. This amendment did not change the interest rate, term or amount of the revolving loan and term loan commitments.

Accounts Receivable Securitization

On July 23, 2009, the Company entered into an accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and Bank of America Securities, LLC ("Bank of America"). The Company renewed the Securitization Program most recently on June 13, 2011, with Bank of America, as Agent, and Wells Fargo Bank, National Association ("Wells Fargo") and PNC Bank, National Association ("PNC") as Managing Agents (together, the "Committed Investors").

The Securitization Program is a three-year program, expiring June 13, 2014. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE then transfers an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $101,750, $55,500 and $27,750, respectively, effectively allowing the Company to borrow up to a total amount of $185,000, subject to a Maximum Net Investment calculation as defined in the agreement. At September 29, 2012, $185,000 was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $185,000 commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized. Subsequent to the end of the first quarter of fiscal 2013, the Company amended the terms of the Securitization Program effectively increasing the amount the Company can borrow to $200,000.

Any borrowing made pursuant to the Securitization Program may be classified as debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

Investment Securities
The Company currently maintains a portfolio of auction rate securities ("ARS") with a total par value of $18,000 and an estimated fair value of $6,470 at September 29, 2012. As a result of the tightening of the credit markets beginning in calendar 2008, there has been no liquid market for these securities for an extended period of time. While a market has started to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict if or when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. At September 29, 2012, these securities were considered as available-for-sale and were recorded at a fair value of $6,470. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Contractual Obligations

Other than the amendments to the 2011 Credit Agreement and Securitization Program discussed above, there were no material changes in contractual obligations during the first quarter of fiscal 2013.

Critical Accounting Estimates

Determination of certain amounts in the Company’s financial statements requires the use of estimates. These estimates are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances, and they are reviewed by the Audit Committee. Although the estimates are considered reasonable, actual results could differ from the estimates. A summary of the accounting estimates considered by management to require the most judgment and are critical in the preparation of the financial statements is provided in the Company's Annual Report on Form 10-K for the year ended June 30, 2012. During the first quarter of fiscal 2013, there have been no material changes in the accounting estimates previously disclosed.

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

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure related to the management of interest rate risk. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. Because of the use of certain derivative financial instruments and the significant amount of fixed rate debt, the Company believes that a fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.
Market Risk - The Company’s investment securities include auction rate securities ("ARS") totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every seven to 35 days. With the tightening of the credit markets beginning in calendar 2008, ARS have failed to settle at auction resulting in an illiquid market for these types of securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is restored to these markets. While a market has started to materialize for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict when liquidity will return for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. At September 29, 2012, these securities were recorded at a fair value of $6,470. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities.
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
The Company monitors and strives to manage risk related to changes in foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. The Company cannot predict future changes in foreign currency exposure. Unfavorable fluctuations could adversely impact earnings.

See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Form 10-K for the year ended June 30, 2012, for additional information regarding market risks.

Item 4.	Controls and Procedures

As of September 29, 2012, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 29, 2012, were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
During the first and third quarters of fiscal 2012, the Company acquired Paddock Laboratories, Inc. ("Paddock") and CanAm Care, LLC ("CanAm"), respectively (see Note 2 - Business Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Paddock and CanAm from its interim evaluation of internal control over financial reporting as of September 29, 2012. The Company is in the process of documenting and testing these acquired businesses' internal controls over financial reporting and will incorporate these businesses into its annual report on internal control over financial reporting for its fiscal year-end 2013. As of September 29, 2012, Paddock and CanAm's total assets together represented approximately 14% of the Company's consolidated total assets. Paddock and CanAm's net sales together represented approximately 9% of the Company's consolidated net sales for the first quarter of fiscal 2013.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Item 1A.     Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2012 includes a detailed discussion of the Company’s risk factors. Other than the item noted below, there have been no material changes during the first quarter of fiscal 2013 to the risk factors that were included in the Form 10-K.

Failure to successfully integrate Sergeant's business into the Company could have a material adverse effect on the Company's stock price or operating results.

The Company expects to achieve certain cost savings and synergies from the Sergeant's acquisition, which was completed subsequent to the Company's fiscal first quarter-end of September 29, 2012, when the two companies have fully integrated their portfolios. The realization of certain benefits anticipated as a result of the Sergeant's acquisition, however, will depend in part on the successful integration of Sergeant's business portfolio with the Company's business portfolio. There can be no assurance that Sergeant's business can be operated profitably or integrated successfully into the Company's operations in a timely fashion, or at all. The dedication of management resources to such integration may detract attention from the Company's day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transaction process or other material adverse effects as a result of these integration efforts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

Fiscal 2013	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$—
July 1 to August 4	—	$—	—	$—
August 5 to September 1	110	$110.67	—	$—
September 2 to September 29	—	$—	—	$—
Total	110		—

(1) Private party transactions accounted for the purchase of 110 shares in the period from August 5 to September 1.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1
First Amendment, dated July 24, 2012, to the Credit Agreement dated October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, and certain other participant banks; and the lender parties therein listed.

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

PERRIGO COMPANY
(Registrant)

Date:	November 7, 2012	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	November 7, 2012	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
First Amendment, dated July 24, 2012, to the Credit Agreement dated October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, and certain other participant banks; and the lender parties therein listed.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.