Form 10-Q
period 2012-12-29
PERRIGO CO
filed 2013-02-01
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO
As of January 28, 2013, the registrant had 93,987,254 outstanding shares of common stock.

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

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011

Net sales	$882,959	$838,170	$1,652,769	$1,563,465
Cost of sales	575,794	543,295	1,060,335	1,041,011
Gross profit	307,165	294,875	592,434	522,454

Operating expenses
Distribution	11,699	9,095	22,466	19,359
Research and development	28,323	31,148	55,718	50,786
Selling and administration	103,286	93,964	193,820	190,089
Total operating expenses	143,308	134,207	272,004	260,234

Operating income	163,857	160,668	320,430	262,220

Interest, net	15,314	15,641	31,167	28,211
Other expense, net	76	752	14	981
Loss on sale of investment	3,049	—	3,049	—
Income before income taxes	145,418	144,275	286,200	233,028
Income tax expense	39,463	44,536	74,665	62,831
Net income	$105,955	$99,739	$211,535	$170,197

Earnings per share
Basic earnings per share	$1.13	$1.07	$2.26	$1.83
Diluted earnings per share	$1.12	$1.06	$2.24	$1.81

Weighted average shares outstanding
Basic	93,903	93,221	93,755	93,066
Diluted	94,450	94,043	94,408	93,983

Dividends declared per share	$0.09	$0.08	$0.17	$0.15

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net income	$105,955	$99,739	$211,535	$170,197
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	5,244	(1,496)	6,706	(9,292)
Foreign currency translation adjustments	28,026	(12,851)	33,450	(65,812)
Change in fair value of investment securities, net of tax	1,037	(933)	1,037	(933)
Post-retirement liability adjustments, net of tax	—	(24)	(41)	(41)
Other comprehensive income (loss), net of tax	34,307	(15,304)	41,152	(76,078)
Comprehensive income	$140,262	$84,435	$252,687	$94,119
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 29, 2012	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$459,514	$602,489	$531,410
Accounts receivable, net	583,903	572,582	530,178
Inventories	638,797	547,455	580,668
Current deferred income taxes	44,813	45,738	47,216
Income taxes refundable	4,323	1,047	4,111
Prepaid expenses and other current assets	42,771	26,610	40,509
Total current assets	1,774,121	1,795,921	1,734,092
Property and equipment	1,192,787	1,118,837	1,066,307
Less accumulated depreciation	(574,362)	(540,487)	(515,600)
	618,425	578,350	550,707
Goodwill and other indefinite-lived intangible assets	962,804	820,122	808,531
Other intangible assets, net	845,666	729,253	752,595
Non-current deferred income taxes	14,938	13,444	12,330
Other non-current assets	78,382	86,957	84,299
	$4,294,336	$4,024,047	$3,942,554
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$321,205	$317,341	$324,349
Short-term debt	2,648	90	—
Payroll and related taxes	71,081	89,934	71,059
Accrued customer programs	122,651	116,055	116,888
Accrued liabilities	65,981	76,406	85,661
Accrued income taxes	11,299	12,905	28,684
Current portion of long-term debt	40,000	40,000	40,000
Total current liabilities	634,865	652,731	666,641
Non-current liabilities
Long-term debt, less current portion	1,329,886	1,329,235	1,452,546
Non-current deferred income taxes	47,481	24,126	9,163
Other non-current liabilities	173,644	165,310	183,393
Total non-current liabilities	1,551,011	1,518,671	1,645,102
Shareholders’ Equity
Controlling interest:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	524,124	504,708	486,665
Accumulated other comprehensive income	80,556	39,404	50,972
Retained earnings	1,502,455	1,306,925	1,090,509
	2,107,135	1,851,037	1,628,146
Noncontrolling interest	1,325	1,608	2,665
Total shareholders’ equity	2,108,460	1,852,645	1,630,811
	$4,294,336	$4,024,047	$3,942,554
Supplemental Disclosures of Balance Sheet Information
Allowance for doubtful accounts	$2,473	$2,556	$8,993
Working capital	$1,139,256	$1,143,190	$1,067,451
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	93,980	93,484	93,287
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 29, 2012	December 31, 2011
Cash Flows From (For) Operating Activities
Net income	$211,535	$170,197
Adjustments to derive cash flows
Gain on sale of pipeline development projects	—	(3,500)
Loss on sale of investment	3,049	—
Depreciation and amortization	69,939	67,105
Share-based compensation	9,363	8,977
Income tax benefit from exercise of stock options	1,074	934
Excess tax benefit of stock transactions	(15,668)	(11,215)
Deferred income taxes	972	3,669
Subtotal	280,264	236,167
Changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	16,228	(10,657)
Inventories	(44,980)	(34,150)
Accounts payable	(18,072)	(14,319)
Payroll and related taxes	(19,966)	(12,012)
Accrued customer programs	6,596	(1,412)
Accrued liabilities	(7,156)	16,300
Accrued income taxes	12,835	46,409
Other	3,854	(6,204)
Subtotal	(50,661)	(16,045)
Net cash from operating activities	229,603	220,122
Cash Flows (For) From Investing Activities
Acquisitions of businesses, net of cash acquired	(326,944)	(547,052)
Proceeds from sale of intangible assets and pipeline development projects	—	10,500
Additions to property and equipment	(39,279)	(55,659)
Acquisitions of assets	—	(750)
Net cash for investing activities	(366,223)	(592,961)
Cash Flows (For) From Financing Activities
Borrowings (repayments) of short-term debt, net	2,558	(2,770)
Borrowings of long-term debt	40,651	1,087,546
Repayments of long-term debt	(40,000)	(485,000)
Deferred financing fees	(643)	(5,097)
Excess tax benefit of stock transactions	15,668	11,215
Issuance of common stock	7,617	7,699
Repurchase of common stock	(12,159)	(7,954)
Cash dividends	(16,005)	(14,021)
Net cash (for) from financing activities	(2,313)	591,618
Effect of exchange rate changes on cash	(4,042)	2,527
Net (decrease) increase in cash and cash equivalents	(142,975)	221,306
Cash and cash equivalents, beginning of period	602,489	310,104
Cash and cash equivalents, end of period	$459,514	$531,410

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$29,244	$22,861
Interest received	$2,741	$1,301
Income taxes paid	$67,863	$15,973
Income taxes refunded	$1,155	$802

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012
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

The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. In addition, with the acquisition of Sergeant's Pet Care Products, Inc. ("Sergeant's") discussed in Note 2, the Company's pet healthcare products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the six months ended December 29, 2012, are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

The Company’s fiscal year is a 52- or 53-week period, which ends the Saturday on or about June 30. An extra week is required approximately every six years in order to re-align the Company's fiscal reporting dates with the actual calendar months. Fiscal 2013 is a 52-week year and included 13 and 26 weeks of operations in the second quarter and year-to-date results, respectively. Fiscal 2012 was a 53-week year and included 14 and 27 weeks of operations in the second quarter and year-to-date results, respectively. This factor should be considered when comparing the Company's second quarter and year-to-date fiscal 2013 financial results to the prior year periods.

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

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU improve the prominence of other comprehensive income items and align the presentation of other comprehensive income with International Financial Reporting Standards. These changes allow an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single statement of comprehensive income or in two separate and consecutive statements. Both methods must still report each component of net income with total income, each component of other comprehensive income with a total amount of other comprehensive income, and a total amount of comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively. This guidance was effective for the Company in the first quarter of fiscal 2013.
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
NOTE 2 – BUSINESS ACQUISITIONS

Fiscal 2013

Cobrek Pharmaceuticals, Inc. – On December 28, 2012, the Company acquired the remaining 81.5% interest of Cobrek Pharmaceuticals, Inc. ("Cobrek"), a privately-held, Chicago, Illinois-based drug development company, for $41,967 in cash. In May 2008, the Company acquired an 18.5% minority stake in Cobrek for $12,575 in conjunction with entering into a product development collaborative partnership agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and had an additional two U.S. Food and Drug Administration ("FDA") approved foam-based products, both of which were launched subsequent to the Company's second quarter of fiscal 2013. Cobrek derives its earnings stream primarily from exclusive technology agreements. The acquisition of Cobrek is expected to further strengthen the Company's position in foam-based technologies for existing and future U.S. Rx products.

In conjunction with the acquisition, the Company adjusted the fair value of its 18.5% noncontrolling interest, which was valued at $9,526, and recognized a loss of $3,049 in other expense during the second quarter of fiscal 2013. Also in conjunction with the acquisition, the Company incurred $1,500 of severance costs in the second quarter of fiscal 2013.

The preliminary purchase price allocation was based on an assessment of the fair value of the assets and liabilities acquired. Based on the Company's preliminary allocation of the purchase price, the acquisition had the following effect on the Company's consolidated financial position as of December 29, 2012:

Other assets	$371
Goodwill	18,823
Other intangible assets - Exclusive technology agreements	51,122
Deferred tax liabilities	(18,823)
Total purchase price	$51,493

The total purchase price above consists of the $41,967 cash purchase price and the $9,526 adjusted basis of the Company's existing investment in Cobrek. The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at December 29, 2012. Management is still in the process of verifying data and finalizing information related to the valuation and recording of deferred income taxes and the resulting effects on the value of goodwill. The Company expects to finalize these matters within the measurement period, which is expected to end in the third quarter of fiscal 2013, as final asset and liability valuations are completed.

The $18,823 of goodwill was assigned to the Rx Pharmaceuticals segment at the time of acquisition. Goodwill is not amortized for financial reporting purposes or for tax purposes.

Management assigned fair values to the identifiable intangible assets by estimating the discounted forecasted cash flows related to the technology agreements. The estimated useful lives of the agreements are twelve years, and they are amortized on a proportionate basis consistent with the economic benefits derived therefrom.

Sergeant's Pet Care Products, Inc. – On October 1, 2012, the Company completed the acquisition of substantially all of the assets of privately-held Sergeant's for $285,000 in cash. At the end of the second quarter of fiscal 2013, the Company had incurred $1,920 of acquisition costs, of which $1,880 and $40 were expensed in operations in the first and second quarters of fiscal 2013, respectively. Headquartered in Omaha, Nebraska, Sergeant's is a leading supplier of pet healthcare products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition expanded the Company's Consumer Healthcare product portfolio into the pet healthcare category.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Sergeant's are included in the Consumer Healthcare segment of the Company's consolidated results of operations from the acquisition date to December 29, 2012. Since the acquisition date, Sergeant's contributed approximately $24,800 in revenue and an operating loss of approximately $10,300, which included a non-recurring charge of $7,700 to cost of sales related to the step-up in value of inventory acquired and sold during the second quarter of fiscal 2013.

The preliminary allocation of the $285,000 purchase price through December 29, 2012 was:

Cash	$23
Accounts receivable	19,696
Inventory	37,689
Property and equipment	25,396
Deferred tax assets	1,508
Goodwill	68,229
Other intangible assets	147,450
Other assets	2,966
Total assets acquired	302,957

Accounts payable	13,733
Accrued expenses	4,224
Total liabilities assumed	17,957
Net assets acquired	$285,000

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at December 29, 2012. Management is still in the process of verifying data and finalizing information related to the valuation and recording of property and equipment, identifiable intangible assets, deferred income taxes and the resulting effects on the value of goodwill. The Company expects to finalize these matters within the measurement period, which is expected to end in the third quarter of fiscal 2013, as final asset and liability valuations are completed.

The $68,229 of goodwill was assigned to the Consumer Healthcare segment at the time of acquisition. The purchase price in excess of the value of Sergeant's net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from the development of the pet healthcare store brand category, an adjacent category to the Company's retail customers of its existing store brand products. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 6 regarding the timing of the Company’s annual goodwill impairment testing.

Other intangible assets acquired in the acquisition were valued as follows:

Developed product technology	$65,140
Trade name and trademarks	46,000
Favorable supply agreement	25,000
Customer relationships	10,000
Non-compete agreements	1,310
Total intangible assets acquired	$147,450

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the excess earnings method, the with or without approach and the lost income method. The developed product technology assets are based on a 10-year useful life and amortized on a straight-line basis. For the trade name and trademarks, the Company concluded that there is no foreseeable limit to the period over which they would be expected to contribute to the entity's cash flows; therefore, they are considered to have an indefinite life. The favorable supply agreement and customer relationships are based on a 7- and 20-year useful life, respectively, and amortized on a proportionate basis consistent with the economic benefits derived therefrom. There are nine non-compete agreements, eight based on a 12-month useful life and one based on a 3-year useful life, and all are amortized on a straight-line basis.

At the time of the acquisition, a step-up in the value of inventory of $7,700 was recorded in the opening balance sheet as assets acquired and was based on valuation estimates, all of which was charged to cost of sales in the second quarter of fiscal 2013 as the acquired inventory was sold. In addition, fixed assets were written up by $6,100 to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

Fiscal 2012

CanAm Care, LLC – On January 6, 2012, the Company acquired substantially all of the assets of CanAm Care, LLC ("CanAm"), a distributor of diabetes care products, located in Alpharetta, Georgia, for $39,014. The purchase price included an up-front cash payment of $36,114 and contingent consideration totaling $2,900 based primarily on the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third-party related to a certain diabetes care product. In the first quarter of fiscal 2013, the Company executed the promotion agreement with the third-party and paid the seller the initial consideration of $2,000. See Note 4 regarding the valuation of the remaining $900 of contingent consideration. The acquisition expanded the Company's diabetic product offering within the Consumer Healthcare segment.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for CanAm were included in the Consumer Healthcare segment of the Company's consolidated results of operations beginning January 6, 2012.

The final allocation of the $39,014 purchase price was:

Accounts receivable	$3,568
Inventory	6,391
Property and equipment	91
Other assets	126
Deferred income tax assets	625
Goodwill	15,040
Other intangible assets	15,830
Total assets acquired	41,671

Accounts payable	2,237
Other current liabilities	420
Total liabilities assumed	2,657
Net assets acquired	$39,014

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

Other intangible assets acquired in the acquisition were valued as follows:

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Paddock acquisition:

	Initial Valuation	Measurement Period Adjustments	Final Valuation
Accounts receivable	$55,467	$—	$55,467
Inventory	57,540	—	57,540
Property and equipment	33,200	—	33,200
Other assets	1,743	—	1,743
Deferred income tax assets	20,863	(344)	20,519
Goodwill	150,035	(1,170)	148,865
Other intangible assets	272,000	—	272,000
Total assets acquired	590,848	(1,514)	589,334

Accounts payable	10,685	—	10,685
Other current liabilities	2,386	—	2,386
Accrued customer programs	26,926	(677)	26,249
Accrued expenses	3,799	—	3,799
Total liabilities assumed	43,796	(677)	43,119
Net assets acquired	$547,052	$(837)	$546,215

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

Other intangible assets acquired in the acquisition were valued as follows:

Developed product technology	$237,000
In-process research and development ("IPR&D")	35,000
Total intangible assets acquired	$272,000

Management assigned fair values to the identifiable intangible assets through the excess earnings method. The developed product technology assets are based on a 10-year useful life and amortized on a straight-line basis. IPR&D assets initially recognized at fair value will be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. At December 29, 2012, the IPR&D assets have not progressed to the point of establishing developed technologies.

At the time of the acquisition, a step-up in the value of inventory of $27,179 was recorded in the opening balance sheet as assets acquired and was based on valuation estimates, all of which was charged to cost of sales in the first quarter of fiscal 2012 as the acquired inventory was sold. In addition, fixed assets were written up by $7,400 to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

As a condition to Federal Trade Commission approval of the overall transaction with Paddock, immediately subsequent to the acquisition, the Company sold to Watson Pharmaceuticals four Abbreviated New Drug Application ("ANDA") products acquired as part of the Paddock portfolio along with the rights to two of the Company's pipeline development projects for a total of $10,500. The Company allocated $7,000 of proceeds to the four ANDA products and wrote off the corresponding developed product technology intangible asset, which was recorded at its fair value of $7,000. In addition, the Company recorded a $3,500 gain on the sale of its pipeline development projects.

NOTE 3 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Numerator:
Net income	$105,955	$99,739	$211,535	$170,197

Denominator:
Weighted average shares outstanding for basic EPS	93,903	93,221	93,755	93,066
Dilutive effect of share-based awards	547	822	653	917
Weighted average shares outstanding for diluted EPS	94,450	94,043	94,408	93,983

Share-based awards outstanding that were anti-dilutive were 186 and 192 for the second quarter of fiscal 2013 and 2012, respectively. Year-to-date share-based awards outstanding that were anti-dilutive were 133 and 134 for fiscal 2013 and 2012, respectively. These share-based awards were excluded from the diluted EPS calculation.

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

The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of December 29, 2012, June 30, 2012, and December 31, 2011:

	Fair Value Measurements as of December 29, 2012 Using:
	Total as of December 29, 2012	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$376,471	$376,471	$—	$—
Investment securities	7,507	—	—	7,507
Foreign currency forward contracts, net	7,492	—	7,492	—
Funds associated with Israeli post employment benefits	16,059	—	16,059	—
Total	$407,529	$376,471	$23,551	$7,507
Liabilities:
Contingent consideration	$900	$—	$—	$900
Interest rate swap agreements	13,819	—	13,819	—
Total	$14,719	$—	$13,819	$900

	Fair Value Measurements as of June 30, 2012 Using:
	Total as of June 30, 2012	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$479,548	$479,548	$—	$—
Investment securities	6,470	—	—	6,470
Funds associated with Israeli post employment benefits	14,973	—	14,973	—
Total	$500,991	$479,548	$14,973	$6,470
Liabilities:
Contingent consideration	$2,900	$—	$—	$2,900
Interest rate swap agreements	14,706	—	14,706	—
Foreign currency forward contracts, net	5,567	—	5,567	—
Total	$23,173	$—	$20,273	$2,900

	Fair Value Measurements as of December 31, 2011 Using:
	Total as of December 31, 2011	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$421,653	$421,653	$—	$—
Investment securities	6,570	—	—	6,570
Funds associated with Israeli post employment benefits	15,371	—	15,371	—
Total	$443,594	$421,653	$15,371	$6,570
Liabilities:
Foreign currency forward contracts, net	$5,957	$—	$5,957	$—
Interest rate swap agreements	13,433	—	13,433	—
Total	$19,390	$—	$19,390	$—

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value. As of December 29, 2012, the carrying value and fair value of the Company’s fixed rate long-term debt were $965,000 and $1,040,710, respectively. As of June 30, 2012, the carrying value and fair value of the Company’s fixed rate long-term debt were $965,000 and $1,050,343, respectively. As of December 31, 2011, the carrying value and fair value of the Company’s fixed rate long-term debt were $965,000 and $1,039,265, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during the three and six months ended December 29, 2012. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of December 29, 2012, the Company had $16,059 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
The Company’s investment securities include auction rate securities ("ARS") totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every seven to 35 days. Historically, the carrying value of ARS approximated their fair value due to the frequent resetting of the interest rates at auction. With the tightening of the credit markets beginning in calendar 2008, ARS have failed to settle at auction resulting in an illiquid market for these types of securities for an extended period of time. While a market has materialized for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict when liquidity will fully return to historical levels for these securities. The Company has classified the securities as other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.
The Company's process to estimate the fair value of these investments includes a review of both data from an independent third-party valuation firm and quotations from secondary market brokers, as well as other factors. The third-party valuation firm has been engaged to assist the Company in estimating the current fair value of the ARS using a discounted cash flow analysis and an assessment of secondary markets. As the estimated fair value is based on significant inputs not observable in the market, the Company has classified these securities as Level 3 in the tables above. The inputs to the discounted cash flow model include market interest rates and a discount factor to reflect the illiquidity of the investments. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company's valuation is sensitive to market conditions and management's judgment. A 100 basis point increase in the discount rate would result in a decrease in the fair value of approximately $350. At December 29, 2012, June 30, 2012, and December 31, 2011, these securities were considered as available-for-sale and were recorded at a fair value of $7,507, $6,470 and $6,570, respectively. During the second quarter of fiscal 2013, the Company received an updated estimate for the current fair value of these securities, and based on this estimation and other factors, recorded an unrealized gain of $1,037, net of tax, in other comprehensive income. In the second quarter of fiscal 2012, the Company recorded an unrealized loss of $933, net of tax, in other comprehensive income related to the ARS. Although the Company continued to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is fully restored to these markets. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. All of the ARS investments have a contractual maturity of more than five years as of December 29, 2012. The gross realized gains and losses on the sale of ARS are determined using the specific identification method.

As a result of the acquisition of CanAm completed on January 6, 2012, the Company recorded a contingent consideration liability of $2,900 on the acquisition date based upon the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third-party related to a certain diabetes care product. The fair value measurements for this liability are valued using Level 3 inputs. The terms of the acquisition agreement required the Company to pay the seller $2,000 upon the Company's execution of the promotion agreement with the third-party. During the first quarter of fiscal 2013, the Company executed the promotion agreement with the third-party and paid the seller the initial consideration of $2,000. Additional consideration, not to exceed $5,000, is to be paid in an amount equal to the gross revenue associated with the promotion agreement during the first year subsequent to the endorsement of the agreement. The Company estimated the fair value of the contingent consideration using probability assessments with respect to the timing of executing the agreement with the third-party, along with the expected future cash flows during the first year subsequent to the endorsement of the agreement. The assumptions associated with expected future cash flows will be evaluated each quarter. During the second quarter of fiscal 2013, the Company updated the estimated fair value of the contingent consideration and determined there was no change to the remaining fair value of $900.

The following table presents a rollforward of the assets and liabilities measured at fair value using unobservable inputs (Level 3) at December 29, 2012:

Assets:	Investment Securities (Level 3)
Balance as of June 30, 2012	$6,470
Unrealized gain on ARS	1,037
Balance as of December 29, 2012	$7,507

Liabilities:	Contingent Consideration (Level 3)
Balance as of June 30, 2012	$2,900
Payments	(2,000)
Balance as of December 29, 2012	$900

NOTE 5 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows:

	December 29, 2012	June 30, 2012	December 31, 2011
Finished goods	$287,957	$235,593	$271,196
Work in process	172,745	154,238	157,203
Raw materials	178,095	157,624	152,269
Total inventories	$638,797	$547,455	$580,668

As of December 29, 2012, inventories included balances attributable to the acquisitions of Sergeant's and CanAm.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

In the first half of fiscal 2013, there were additions to goodwill in the Consumer Healthcare and Rx Pharmaceuticals segments related to the Sergeant's and Cobrek acquisitions, respectively. The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth fiscal quarter for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Total
Balance as of June 30, 2012	$138,910	$331,744	$220,769	$86,334	$777,757
Business acquisitions	68,229	—	18,823	—	87,052
Currency translation adjustment	2,258	—	3,343	3,894	9,495
Balance as of December 29, 2012	$209,397	$331,744	$242,935	$90,228	$874,304

Other intangible assets and related accumulated amortization consisted of the following:

	December 29, 2012		June 30, 2012		December 31, 2011
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/formulation and product rights	$664,914	$169,375	$542,094	$140,489	$543,440	$117,668
Customer relationships	352,655	62,107	341,363	50,757	329,126	41,021
Distribution, license and supply agreements	77,970	27,075	52,609	23,686	52,764	21,496
Non-compete agreements	9,172	4,772	7,804	3,778	6,241	2,986
Trademarks	4,994	710	4,797	704	4,891	696
Total	1,109,705	264,039	948,667	219,414	936,462	183,867
Non-amortizable intangibles:
In-process research and development	35,000	—	35,000	—	35,000	—
Trade names and trademarks	53,500	—	7,365	—	6,591	—
Total other intangible assets	$1,198,205	$264,039	$991,032	$219,414	$978,053	$183,867

As of December 29, 2012, other intangible assets included additions made during the second quarter of fiscal 2013 attributable to the Sergeant's and Cobrek acquisitions. Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $40,346 and $37,781 for the first half of fiscal 2013 and 2012, respectively, for intangible assets subject to amortization.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets currently subject to amortization. The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2013(1)	$48,000
2014	91,900
2015	90,700
2016	88,700
2017	86,200
(1) Reflects remaining six months of fiscal 2013.

NOTE 7 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows:

	December 29, 2012	June 30, 2012	December 31, 2011
Short-term debt:
Foreign line of credit	$2,648	$90	$—
Current portion of long-term debt:
Term loans	40,000	40,000	40,000
Total	42,648	40,090	40,000
Long-term debt, less current portion:
Term loans	360,000	360,000	485,000
Senior notes	965,000	965,000	965,000
Other	4,886	4,235	2,546
Total	1,329,886	1,329,235	1,452,546
Total debt	$1,372,534	$1,369,325	$1,492,546

The Company has revolving loan and term loan commitments of $400,000 each, pursuant to the Credit Agreement dated as of October 26, 2011 with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the "2011 Credit Agreement"). On November 5, 2012, in accordance with the 2011 Credit Agreement, the Company made a $40,000 scheduled repayment of the term loan commitment. Subsequently, in conjunction with the amendment to the 2011 Credit Agreement described in the paragraph below, the Company restored the aggregate term loan commitments to the original $400,000. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. In the first quarter of fiscal 2013, the Company amended the 2011 Credit Agreement to provide flexibility to the Company in managing the capital structures of certain immaterial subsidiaries. This amendment did not change the interest rate, term or amount of the revolving loan and term loan commitments.

On November 20, 2012, the 2011 Credit Agreement was further amended to: (i) provide that guaranties and collateral required under the 2011 Credit Agreement will be released by the lenders upon the Company attaining index debt ratings of BBB- from Standard and Poor's and Baa3 from Moody's, or higher, and if the guaranties and collateral have been so released, to provide for their reinstatement for the benefit of the lenders upon the Company receiving index debt ratings of BB+ from Standard and Poor's and Ba1 from Moody's, or lower; (ii) extend the final maturity date of the term loan and any revolving loans under the 2011 Credit Agreement from November 3, 2016, to November 3, 2017, with no changes to loan pricing or other terms and conditions except the triggering events for release and reinstatement of guaranties and collateral as described above; and (iii) restore the aggregate term loan commitments to the original $400,000.

The Company’s India subsidiary has a term loan with a maximum limit of approximately $5,000, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. Subsequent to the end of the second quarter of fiscal 2013, this loan was amended to increase the maximum limit to approximately $5,800, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.5% as of December 29, 2012. The Company’s India subsidiary had $4,886, $4,235 and $2,546, outstanding on this line as of December 29, 2012, June 30, 2012, and December 31, 2011, respectively.

The Company’s India subsidiary has a short-term credit line in an aggregate amount not to exceed approximately $3,800, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. Subsequent to the end of the second quarter of fiscal 2013, this credit line was amended to increase the maximum limit to approximately $6,400, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.5% as of both December 29, 2012 and June 30, 2012. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $2,648 and $90 outstanding on this line of credit as of December 29, 2012 and June 30, 2012, respectively, and no borrowings outstanding on this line of credit as of December 31, 2011.

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

The Securitization Program is a three-year program, expiring June 13, 2014. During the second quarter of fiscal 2013, the Company amended the terms of the Securitization Program effectively increasing the amount the Company can borrow from $185,000 to $200,000. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110,000, $60,000 and $30,000, respectively, effectively allowing the Company to borrow up to a total amount of $200,000, subject to a Maximum Net Investment calculation as defined in the agreement. At December 29, 2012, $200,000 was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $200,000 commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $464,400, $415,600 and $422,700 at December 29, 2012, June 30, 2012, and December 31, 2011, respectively. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

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

In the first quarter of fiscal 2012, the Company entered into interest rate swap agreements with a notional value of $175,000 to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of the senior notes consisting of $75,000, 4.27% Series 2011-A senior notes, due September 30, 2021 ("Series 2011-A Notes"); $175,000, 4.52% Series 2011-B senior notes, due December 15, 2023 ("Series 2011-B Notes"); and $100,000, 4.67% Series 2011-C senior notes, due September 30, 2026 ("Series 2011-C Notes", and together with the Series 2011-A Notes and the Series 2011-B Notes, the "Series 2011 Notes") on September 30, 2011. The interest rate swaps, which the Company designated as cash flow hedges, were settled in the first quarter of fiscal 2012 upon entering into a definitive agreement for the issuance of an aggregate of

$175,000 principal amount of the Series 2011 Notes for a cumulative after-tax loss of $762, which was recorded in OCI and will be amortized to earnings as an accretion to interest expense over the first 10 years of the life of those notes. The Company expects to recognize approximately $76 in after-tax earnings as a result of the swap agreements over the next 12 months.

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

The Company’s foreign currency hedging program includes cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of 15 months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of 15 months. The Company did not have any foreign currency put or call contracts as of December 29, 2012.

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

The effects of derivative instruments on the Company’s condensed consolidated balance sheets as of December 29, 2012, June 30, 2012, and December 31, 2011, and on the Company’s income and OCI for the three and six months ended December 29, 2012, and December 31, 2011, were as follows (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet
(Designated as (non)hedging instruments)

	Asset Derivatives
	Balance Sheet Presentation	Fair Value
		December 29, 2012	June 30, 2012	December 31, 2011
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$6,712	$578	$1,015
Total hedging derivatives		$6,712	$578	$1,015
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$1,063	$54	$31
Total non-hedging derivatives		$1,063	$54	$31

	Liability Derivatives
	Balance Sheet Presentation	Fair Value
		December 29, 2012	June 30, 2012	December 31, 2011
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$264	$5,585	$6,219
Interest rate swap agreements	Other non-current liabilities	13,819	14,706	13,433
Total hedging derivatives		$14,083	$20,291	$19,652
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$19	$614	$784
Total non-hedging derivatives		$19	$614	$784

Effects of Derivative Instruments on Income and OCI for the three months ended December 29, 2012, and December 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 29, 2012	December 31, 2011		December 29, 2012	December 31, 2011		December 29, 2012	December 31, 2011
T-Locks	$—	$—	Interest, net	$91	$91	Interest, net	$—	$—
Interest rate swap agreements	1,300	940	Interest, net	(1,229)	(1,269)	Interest, net	—	—
Foreign currency forward contracts	7,013	(3,859)	Net sales	(186)	262	Net sales	—	—
			Cost of sales	(1,429)	825	Cost of sales	(74)	—
			Interest, net	21	24
			Other income (expense), net	1,592	(1,571)
Total	$8,313	$(2,919)		$(1,140)	$(1,638)		$(74)	$—

The Company also has forward foreign currency contracts that are not designated as hedging instruments and recognizes the gain/(loss) associated with these contracts in other income (expense), net. For the three months ended December 29, 2012, and December 31, 2011, the Company recorded a gain of $612 and a loss of $1,209, respectively, related to these contracts. The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in other income (expense), net.

Effects of Derivative Instruments on Income and OCI for the six months ended December 29, 2012, and December 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 29, 2012	December 31, 2011		December 29, 2012	December 31, 2011		December 29, 2012	December 31, 2011
T-Locks	$—	$—	Interest, net	$182	$182	Interest, net	$—	$—
Interest rate swap agreements	900	(5,885)	Interest, net	(2,443)	(2,090)	Interest, net	—	—
Foreign currency forward contracts	6,941	(8,128)	Net sales	(270)	(151)	Net sales	—	(20)
			Cost of sales	(3,104)	2,354	Cost of sales	(65)	687
			Interest, net	65	34
			Other income (expense), net	1,141	(2,406)
Total	$7,841	$(14,013)		$(4,429)	$(2,077)		$(65)	$667

The Company also has forward foreign currency contracts that are not designated as hedging instruments and recognizes the gain/(loss) associated with these contracts in other income (expense), net. For the six months ended December 29, 2012, and December 31, 2011, the Company recorded a gain of $366 and a loss of $2,499, respectively, related to these contracts. The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in other income (expense), net.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company issued 138 and 103 shares related to the exercise and vesting of share-based compensation during the second quarter of fiscal 2013 and 2012, respectively. Year-to-date, the Company issued 605 and 602 shares related to the exercise and vesting of share-based compensation during fiscal 2013 and 2012, respectively.

The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. The Company did not repurchase any shares in private party transactions during the second quarter of fiscal 2013. During the second quarter of fiscal 2012, the Company repurchased 1 share of its common stock for $55 in private party transactions. During the six months ended December 29, 2012, the Company repurchased 110 shares of its common stock for $12,159 in private party transactions. During the six months ended December 31, 2011, the Company repurchased 88 shares of its common stock for $7,954 in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

NOTE 10 – INCOME TAXES

The effective tax rate on income was 27.1% and 30.9% for the second quarter of fiscal 2013 and 2012, respectively. The effective tax rate on income was 26.1% and 27.0% for the first six months of fiscal 2013 and 2012, respectively. The effective tax rate was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7,452 and $7,064 for the first six months of fiscal 2013 and 2012, respectively, related to various audit resolutions and statute expirations. Foreign source income before tax for the second quarter of fiscal 2013 was 38% of pre-tax earnings, up from 34% in the same period of fiscal 2012. Foreign source income before tax for the first six months of fiscal 2013 was 39% of pre-tax earnings, down from 44% in the same period for fiscal 2012.

In December 2011, Israel rescinded previously passed legislation that would have reduced corporate tax rates to 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 on income generated by Israeli entities. This change has resulted in a current corporate statutory rate of 25% in Israel for non-exempt entities.

The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, income tax rate changes by governments; the jurisdictions in which the Company's profits are determined to be earned and taxed; changes in the valuation of the Company's deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to the Company's interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings with respect to which the Company has not previously provided for U.S. taxes.

The total amount of unrecognized tax benefits was $111,952 and $108,520 as of December 29, 2012 and June 30, 2012, respectively. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $21,900 and $20,005 as of December 29, 2012 and June 30, 2012, respectively.

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

On September 28, 2009, the defendants filed a motion to dismiss all claims against all defendants. On September 30, 2010, the Court granted in part and denied in part the motion to dismiss. The Court dismissed the “control person” claims against the members of the Company's Audit Committee, but denied the motion to dismiss as to the remaining claims and defendants. On October 29, 2010, the defendants filed a new motion to dismiss the amended complaint on the grounds that the Original Co-Lead Plaintiffs (who were the only plaintiffs named in the amended complaint) lacked standing to sue under the U.S. securities laws following a then-recent decision of the United States Supreme Court holding that Section 10(b) of the Exchange Act does not apply extraterritorially to the claims of foreign investors who purchased or sold securities on foreign stock exchanges. On December 23, 2010, a purported shareholder named Harel Insurance, Ltd. ("Harel") filed a motion to intervene as an additional named plaintiff. On January 10, 2011, the original plaintiff, Warner, filed a motion renewing his previously withdrawn motion to be appointed as Lead Plaintiff to replace the Original Co-Lead Plaintiffs.

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

On November 21, 2011, the defendants answered the second amended complaint, denying all allegations of wrongdoing and asserting numerous defenses. On September 7, 2012, the Court, pursuant to a stipulation, dismissed all claims against Joseph Papa and Judy Brown.

Although the Company believes that it has meritorious defenses to this lawsuit, the Company engaged in settlement discussions with counsel for the Co-Lead Plaintiffs in an effort to move the matter to a quicker resolution and avoid the costs and distractions of protracted litigation. As a result of these discussions, the Company and the Co-Lead Plaintiffs reached an agreement in principle to settle the case, subject to Court approval. On December 27, 2012, the Company and the Co-Lead Plaintiffs filed a Stipulation of Settlement and a motion for preliminary approval of the proposed class action settlement. On January 28, 2013, the Court preliminarily approved the proposed class action settlement and ordered that notice of the proposed settlement be provided to the members of the proposed shareholder class and set a deadline for class members either to object to the settlement or to exclude themselves (or “opt out”) of the settlement class. The Court also scheduled a fairness hearing for May 9, 2013 to determine whether the settlement is fair, reasonable and adequate and thus merits final approval. There can be no assurance that the proposed settlement will be approved by the Court. Regardless of whether the proposed settlement is approved, the Company believes the resolution of this matter will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements.

Ramat Hovav

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72,500, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. On January 9, 2013, the District Court of Beer-Sheva ruled in favor of the Company. However, the claimants have 45 days from the date of the ruling to appeal the decision. While the Company intends to vigorously defend against these claims if appealed, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

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

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
Three Months Ended December 29, 2012
Net sales	$539,288	$121,938	$162,541	$40,854	$18,338	$—	$882,959
Operating income	$86,078	$7,160	$64,059	$13,820	$663	$(7,923)	$163,857
Amortization of intangibles	$4,870	$7,310	$8,457	$481	$407	$—	$21,525
Total assets	$1,771,480	$960,652	$1,184,864	$275,428	$101,912	$—	$4,294,336
Three Months Ended December 31, 2011
Net sales	$471,277	$128,147	$177,196	$42,752	$18,798	$—	$838,170
Operating income	$82,250	$4,552	$69,974	$11,693	$924	$(8,725)	$160,668
Amortization of intangibles	$2,220	$6,637	$7,969	$496	$438	$—	$17,760
Total assets	$1,575,062	$962,947	$1,033,577	$255,284	$115,684	$—	$3,942,554

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
Six Months Ended December 31, 2012
Net sales	$989,704	$225,361	$325,483	$77,273	$34,948	$—	$1,652,769
Operating income	$165,366	$11,043	$132,563	$27,139	$1,088	$(16,769)	$320,430
Amortization of intangibles	$7,133	$14,610	$16,859	$944	$800	$—	$40,346
Six Months Ended December 31, 2011
Net sales	$882,958	$248,008	$304,823	$90,396	$37,280	$—	$1,563,465
Operating income	$151,439	$11,793	$94,459	$25,908	$1,209	$(22,588)	$262,220
Amortization of intangibles	$4,465	$16,102	$15,322	$1,017	$875	$—	$37,781

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

Fiscal 2012 Restructuring Employee Termination
Balance at March 31, 2012	$783
Additions	965
Payments	(87)
Balance at June 30, 2012	1,661
Payments	(1,643)
Balance at December 29, 2012	$18

NOTE 14 – COLLABORATION AGREEMENT

The Company actively partners with other pharmaceutical companies to collaboratively develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others' scientific research and development expertise or utilize its extensive marketing and distribution resources. Terms of the various collaboration agreements may require the Company to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or receive royalties on future sale, if any, of commercial products resulting from the collaboration. Milestone payments and up-front payments made are generally recorded as research and development expenses if the payments relate to drug candidates that have not yet received regulatory approval. Milestone payments and up-front payments made related to approved drugs will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received are generally reflected as revenues and royalties paid are generally reflected as cost of goods sold. The Company has entered into a number of collaboration agreements in the ordinary course of business. Although the Company does not consider these arrangements to be material, the following is a brief description of a notable agreement entered into during fiscal 2013:

In December 2012, the Company entered into a joint development agreement with another generic pharmaceutical company pursuant to which the Company is to provide research and development and future manufacturing services for a generic version of a specified prescription pharmaceutical. The Company is entitled to receive various milestone payments throughout the development period, which will be recognized in accordance with the milestone method. During the second quarter of fiscal 2013, the Company recognized revenue of $750 upon completion of a milestone under this agreement. The Company is entitled to receive additional individual milestone payments ranging from $500 to $2,000 for achieving other specified milestones including but not limited to completion of bioequivalence studies, FDA acceptance of the ANDA, and FDA approval of the ANDA. If the product is approved, the Company may receive combined total milestone payments ranging from $3,750 to $5,500 depending upon various market conditions at the time of generic market formation. Also in accordance with the agreement, the parties will share in development costs and future profits associated with the manufacture and sale of the generic prescription pharmaceutical product.

NOTE 15 – SUBSEQUENT EVENT

On February 1, 2013, the Company announced the signing of a definitive agreement to acquire 100% of the shares of privately-held Velcera, Inc. ("Velcera") for approximately $160,000 in cash. Headquartered in Yardley, Pennsylvania, Velcera, through its FidoPharm subsidiary, is a leading companion pet health product company committed to providing consumers with best-in-class companion pet health products that contain the same active ingredients as branded veterinary products, but at a significantly lower cost. FidoPharm products, including the PetArmor® flea and tick products, are available at major retailers nationwide, offering consumers the benefits of convenience and cost savings to ensure the highest quality care for their pets. The acquisition, which is expected to close during calendar 2013, will expand the Company's Consumer Healthcare pet healthcare category.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER OF FISCAL YEARS 2013 AND 2012
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

From time-to-time, the Company evaluates its estimates of the allocation of shared service support functions to its reportable segments. In the first quarter of fiscal 2013, management revised its allocation estimates to better reflect the utilization of shared services by segment. Management believes the update of the allocation estimates results in a more appropriate measure of earnings for each segment. This change is consistent with how the chief operating decision maker reviews segment results. Prior period results from operations have been updated to reflect the change in the Company's allocation estimates. This change had no effect on consolidated results of operations.

The Company’s fiscal year is a 52- or 53-week period, which ends the Saturday on or about June 30. An extra week is required approximately every six years in order to re-align the Company's fiscal reporting dates with the actual calendar months. Fiscal 2013 is a 52-week year and included 13 and 26 weeks of operations in the second quarter and year-to-date results, respectively. Fiscal 2012 was a 53-week year and included 14 and 27 weeks of operations in the second quarter and year-to-date results, respectively. Using a weekly average, the extra week of operations is estimated to have contributed approximately 7% and 3.5% in net sales for the second quarter and year-to-date results of fiscal 2012, respectively. This factor should be considered when comparing the Company's second quarter and year-to-date fiscal 2013 financial results to the prior year periods.

Segments – The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment.

•
The Consumer Healthcare segment is the world’s largest store brand manufacturer of over-the-counter ("OTC") pharmaceutical products. This business markets products that are comparable in quality and effectiveness to national brand products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, and secondary product categories that include feminine hygiene, diabetes care and dermatological care. In addition, the recent acquisition of Sergeant's Pet Care Products, Inc. ("Sergeant's"), which closed in the Company's second fiscal quarter, expanded the Company's product portfolio into the pet healthcare category. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. Generally the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their annual healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico – and is developing a leadership position in Australia. The Company's market share of OTC store brand products has grown in recent years as new products, retailer efforts to increase consumer education and awareness, and economic events have directed consumers to the value of store brand product offerings.

•
The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, vitamin, mineral and dietary supplement ("VMS") products, and oral electrolyte solution products to retailers and consumers primarily in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets products that are comparable in quality and effectiveness to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended. Store brands, which are value priced and offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration ("FDA") requirements as the national brands.

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

In addition to general management and strategic leadership, each business segment has its own sales and marketing teams focused on servicing the specific requirements of its customer base. Each of these business segments share Research & Development, Supply Chain, Information Technology, Finance, Human Resources, Legal and Quality services, all of which are directed out of the Company’s headquarters in Allegan, Michigan.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. In addition, with the Sergeant's acquisition discussed below under the heading Events Impacting Future Results, the Company's pet healthcare products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the six months ended December 29, 2012, are not necessarily indicative of the results that may be expected for a full fiscal year.

Consolidated Results

	Three Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$882,959	$838,170	$44,789	5.3%
Gross profit	$307,165	$294,875	$12,290	4.2%
Gross profit %	34.8%	35.2%	(0.4)%
Operating expenses	$143,308	$134,207	$9,101	6.8%
Operating expenses %	16.2%	16.0%	0.2%
Operating income	$163,857	$160,668	$3,189	2.0%
Operating income %	18.6%	19.2%	(0.6)%
Interest and other expense, net	$18,439	$16,393	$2,046	12.5%
Income taxes	$39,463	$44,536	$(5,073)	(11.4)%
Net income	$105,955	$99,739	$6,216	6.2%

Current Quarter Results – The increase in net sales for the second quarter of fiscal 2013 was driven primarily by $33,800 of net sales attributable to the Sergeant's and CanAm Care, LLC ("CanAm") acquisitions, new product sales of $25,000 and an increase in sales volumes of existing products in the Consumer Healthcare segment. These increases were partially offset by the impact of the extra week of operations experienced in the second quarter of fiscal 2012 and lower sales volumes of existing products in the Rx Pharmaceuticals segment.

Fiscal 2013 gross profit was negatively impacted by the one-time charge to cost of sales of $7,700 as a result of the step-up in value of inventory acquired and sold during the second quarter related to the Sergeant's acquisition, and operating expenses included $1,500 of severance costs related to the Cobrek acquisition.

Fiscal 2013 other expense included a loss of $3,049 recognized in conjunction with the Cobrek acquisition as a result of remeasuring the Company's initial 18.5% noncontrolling interest to fair value.

	Six Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$1,652,769	$1,563,465	$89,304	5.7%
Gross profit	$592,434	$522,454	$69,980	13.4%
Gross profit %	35.8%	33.4%	2.4%
Operating expenses	$272,004	$260,234	$11,770	4.5%
Operating expenses %	16.5%	16.6%	(0.1)%
Operating income	$320,430	$262,220	$58,210	22.2%
Operating income %	19.4%	16.8%	2.6%
Interest and other expense, net	$34,230	$29,192	$5,038	17.3%
Income taxes	$74,665	$62,831	$11,834	18.8%
Net income	$211,535	$170,197	$41,338	24.3%

Current Year-to-Date Results – The increase in year-to-date net sales was driven primarily by $62,100 of net sales attributable to the Sergeant's, Paddock Laboratories, Inc. ("Paddock") and CanAm acquisitions and new product sales of $50,900, partially offset by decreases in sales of certain existing products in the Nutritionals and API segments and the impact of the extra week of operations experienced in the second quarter of fiscal 2012.

Gross profit for fiscal 2012 was negatively impacted by the one-time charge to cost of sales of $27,179 as a result of the step-up in value of inventory acquired and sold during the first quarter of fiscal 2012 related to the Paddock acquisition, which was larger than the one-time charge to cost of sales of $7,700 as a result of the step-up in value of inventory acquired and sold during the second quarter of fiscal 2013 related to the Sergeant's acquisition. The gross profit percentage for fiscal 2013 was also positively impacted by the API commercial agreement noted below under the API operating results section. In addition to the inventory step-up charges previously discussed, the Company recorded $9,400 of acquisition and severance charges related to the Paddock acquisition during the first half of fiscal 2012, and recorded $1,500 of severance costs related to the Cobrek acquisition during the second quarter of fiscal 2013.

Fiscal 2013 other expense included a loss of $3,049 recognized in conjunction with the Cobrek acquisition as a result of remeasuring the Company's initial 18.5% noncontrolling interest to fair value.

Further details related to current year results, including results by segment, are included below under Results of Operations.

Events Impacting Future Results

On February 1, 2013, subsequent to the Company's second quarter of fiscal 2013, the Company announced the signing of a definitive agreement to acquire 100% of the shares of privately-held Velcera, Inc. ("Velcera") for approximately $160,000 in cash. Headquartered in Yardley, Pennsylvania, Velcera, through its FidoPharm subsidiary, is a leading companion pet health product company committed to providing consumers with best-in-class companion pet health products that contain the same active ingredients as branded veterinary products, but at a significantly lower cost. FidoPharm products, including the PetArmor® flea and tick products, are available at major retailers nationwide, offering consumers the benefits of convenience and cost savings to ensure the highest quality care for their pets. The acquisition, which is expected to close during calendar 2013, will expand the Company's Consumer Healthcare pet healthcare category.

On December 28, 2012, the Company acquired the remaining 81.5% interest of Cobrek Pharmaceuticals, Inc. ("Cobrek"), a privately-held, Chicago, Illinois-based drug development company, for $41,967 in cash. In May 2008, the Company acquired an 18.5% minority stake in Cobrek for $12,575 in conjunction with entering into a product development collaborative partnership agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and had an additional two U.S. FDA approved foam-based products, both of which were launched subsequent to the Company's second quarter of fiscal 2013. Cobrek derives its earnings stream primarily from exclusive technology agreements. This acquisition is expected to favorably impact the Company's Rx Pharmaceuticals operating results and to further strengthen the Company's position in foam-based technologies for existing and future U.S. Rx products.

On October 1, 2012, the Company completed the acquisition of substantially all of the assets of privately-held Sergeant's for $285,000 in cash. As of the end of the second quarter of fiscal 2013, the Company had incurred $1,920 of acquisition costs, of which $1,880 and $40 were expensed in operations in the first and second quarters of fiscal 2013, respectively. Headquartered in Omaha, Nebraska, Sergeant's is a leading supplier of pet healthcare products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition expanded the Company's Consumer Healthcare product portfolio into the pet healthcare category and is expected to add approximately $140,000 in net sales in the first full fiscal year of combined operations.

In January 2012, a branded competitor in the OTC market began to experience certain quality issues at one of its facilities, causing it to temporarily shut down the facility. Due to this situation, the Company experienced an increase in demand for its OTC products during the second half of fiscal 2012 and the first half of 2013, which had a positive impact on the Consumer Healthcare segment's net sales and results of operations. At this time, the branded competitor is in the process of returning to the market. The impact on the Company's future results will largely be determined by the extent of the branded competitor's strategies regarding supply chain, manufacturing and marketing as well as the pace at which they return to the market, each of which may have an impact on the sales for OTC products.

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of its products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which has continued through the first half of fiscal 2013, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s net sales. To the extent that products from this key competitor remain absent from the market in fiscal 2013, the Company's Consumer Healthcare net sales and results of operations could continue to benefit. At this time, the branded competitor is in the process of returning to the market, however the Company cannot predict the pace at which the branded competitor will return to market, the extent of consumers' reacceptance of the branded products, or the extent of the branded competitor's marketing activities.

RESULTS OF OPERATIONS
Consumer Healthcare

	Three Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$539,288	$471,277	$68,011	14.4%
Gross profit	$162,254	$148,813	$13,441	9.0%
Gross profit %	30.1%	31.6%	(1.5)%
Operating expenses	$76,176	$66,563	$9,613	14.4%
Operating expenses %	14.1%	14.1%	—%
Operating income	$86,078	$82,250	$3,828	4.7%
Operating income %	16.0%	17.5%	(1.5)%

The increase in net sales for the second quarter of fiscal 2013 was driven primarily by $33,800 of net sales attributable to the Sergeant's and CanAm acquisitions, an increase in sales volumes of existing products of $38,500, primarily in the contract manufacturing, analgesics and smoking cessation categories, and new product sales of $12,300, mainly in the cough/cold, dermatologic and gastrointestinal categories. These increases were partially offset by the impact of the extra week of operations experienced in the second quarter of fiscal 2012, by a decline of $12,700 in sales of existing products within the cough/cold/allergy and gastrointestinal product categories and $4,700 in discontinued products.

Second quarter gross profit for fiscal 2013 increased due primarily to gross profit attributable to the net increase in sales of existing products, incremental gross profit attributable to the Sergeant's and CanAm acquisitions and contribution from new product sales. These increases were partially offset by a one-time charge of $7,700 to cost of sales as a result of the step-up of inventory acquired and sold during the second quarter of fiscal 2013 related to the Sergeant's acquisition. This one-time charge also negatively impacted the gross profit percentage in the second quarter of fiscal 2013.

Second quarter operating expenses for fiscal 2013 increased due primarily to $10,300 of incremental operating expenses from the acquisitions of Sergeant's and Can Am, partially offset by lower research and development expenses due to timing of projects.

	Six Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$989,704	$882,958	$106,746	12.1%
Gross profit	$308,089	$278,171	$29,918	10.8%
Gross profit %	31.1%	31.5%	(0.4)%
Operating expenses	$142,723	$126,732	$15,991	12.6%
Operating expenses %	14.4%	14.4%	—%
Operating income	$165,366	$151,439	$13,927	9.2%
Operating income %	16.7%	17.2%	(0.5)%

Year-to-date net sales for fiscal 2013 increased due primarily to an increase in U.S. sales of existing products of $51,600, primarily in the contract manufacturing and smoking cessation categories, $43,000 of net sales attributable to the Sergeant's and CanAm acquisitions and new product sales of approximately $25,600, mainly in the cough/cold, dermatological and gastrointestinal product categories. The Company's international locations, primarily the U.K., also experienced an increase of $9,800 in their existing product sales due primarily to smoking cessation and contract manufacturing sales growth in European markets. These increases were partially offset by a decline of $13,500 in sales of existing products within the analgesics and feminine hygiene product categories and $9,900 in discontinued products.

Year-to-date gross profit for fiscal 2013 increased due primarily to gross profit attributable to the net increase in sales of existing products, incremental gross profit attributable to the Sergeant's and CanAm acquisitions and contribution from new product sales. These increases were partially offset by a one-time charge of $7,700 to cost of sales as a result of the step-up of inventory value related to the Sergeant's acquisition in the second quarter of fiscal 2013.

Year-to-date operating expenses included $13,000 of incremental operating expenses from the acquisitions of Sergeant's and CanAm. Excluding acquisitions, selling and distribution expenses increased $2,500 on higher sales volume, while administration expenses were lower year-over-year due primarily to a $2,500 indemnification settlement payment the Company received in the first quarter of fiscal 2013 related to its acquisition of Orion Laboratories Pty Ltd. in March 2010. In addition, research and development expenses were approximately $1,000 higher year-over-year due primarily to increased spending on developmental materials.

Nutritionals

	Three Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$121,938	$128,147	$(6,209)	(4.8)%
Gross profit	$30,145	$28,230	$1,915	6.8%
Gross profit %	24.7%	22.0%	2.7%
Operating expenses	$22,985	$23,678	$(693)	(2.9)%
Operating expenses %	18.8%	18.5%	0.3%
Operating income	$7,160	$4,552	$2,608	57.3%
Operating income %	5.9%	3.6%	2.3%

Second quarter net sales for fiscal 2013 decreased due primarily to a decline in existing products of $9,400, partially offset by new product sales of approximately $3,200, primarily in the VMS and infant foods categories. The decline in sales of existing products was attributable primarily to the impact of the extra week of operations last year.

Second quarter gross profit and gross profit percentage for fiscal 2013 increased due primarily to price increases and favorable product mix.

Second quarter operating expenses for fiscal 2013 decreased due primarily to lower employee-related expenses, along with the absence of operating expenses related to the Company's Florida location, which the Company closed in the fourth quarter of fiscal 2012. See Note 13 to the Notes to Condensed Consolidated Statements for further details on this restructuring plan.

	Six Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$225,361	$248,008	$(22,647)	(9.1)%
Gross profit	$55,980	$57,799	$(1,819)	(3.1)%
Gross profit %	24.8%	23.3%	1.5%
Operating expenses	$44,937	$46,006	$(1,069)	(2.3)%
Operating expenses %	19.9%	18.6%	1.3%
Operating income	$11,043	$11,793	$(750)	(6.4)%
Operating income %	4.9%	4.8%	0.1%

Year-to-date net sales for fiscal 2013 decreased due primarily to the impact of the extra week of operations in the prior year period, a decline in existing products of $20,000, partially offset by new product sales of approximately $6,400, primarily in the infant formula and VMS categories. Net sales of existing products were negatively impacted by the shutdown of the Company's Vermont manufacturing facility for the installation of a new plastic container powder infant formula packaging line. The Company has invested approximately $29,000 for this new state-of-the-art consumer-friendly packaging capability. In the fourth quarter of fiscal 2012, retailers increased purchases in advance of the installation of the new plastic container packaging line and the conversion of the Company's ERP system on July 1, 2012. In addition, net sales were negatively impacted by regulatory changes in one of the Company's main international markets that caused a delay in the fulfillment of international orders. Net sales in the VMS category were also negatively impacted by increased competition.

Year-to-date gross profit for fiscal 2013 decreased due primarily to the decrease in existing product sales. The gross profit percentage increased 150 basis points in fiscal 2013 compared to fiscal 2012 due primarily to price increases and favorable product mix.

Year-to-date operating expenses for fiscal 2013 decreased due primarily to lower employee-related expenses, along with the absence of operating expenses related to the Company's Florida location, which the Company closed in the fourth quarter of fiscal 2012.

Rx Pharmaceuticals

	Three Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$162,541	$177,196	$(14,655)	(8.3)%
Gross profit	$86,036	$91,378	$(5,342)	(5.8)%
Gross profit %	52.9%	51.6%	1.3%
Operating expenses	$21,977	$21,404	$573	2.7%
Operating expenses %	13.5%	12.1%	1.4%
Operating income	$64,059	$69,974	$(5,915)	(8.5)%
Operating income %	39.4%	39.5%	(0.1)%

Second quarter net sales for fiscal 2013 were lower compared to fiscal 2012 due primarily to the extra week of operations in the prior year period. Existing product sales were lower year-over-year by approximately $11,300 due to a combination of decreased volume and pricing on certain existing products as a result of increased competition. These decreases were partially offset by new product sales of $9,300.

Second quarter gross profit for fiscal 2013 declined in line with the net sales decrease. However, the gross profit percentage increased 130 basis points in fiscal 2013 compared to fiscal 2012 due primarily to favorable product mix, as well as higher margin on new product sales.

Second quarter operating expenses for fiscal 2013 increased due to the absence of approximately $3,300 related to patent litigation settlements recognized in the second quarter of fiscal 2012, along with the inclusion of $1,500 of severance costs related to the acquisition of Cobrek in the second quarter of fiscal 2013. These increases were partially offset by lower research and development expenses due to timing of projects.

	Six Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$325,483	$304,823	$20,660	6.8%
Gross profit	$172,720	$132,838	$39,882	30.0%
Gross profit %	53.1%	43.6%	9.5%
Operating expenses	$40,157	$38,379	$1,778	4.6%
Operating expenses %	12.3%	12.6%	(0.3)%
Operating income	$132,563	$94,459	$38,104	40.3%
Operating income %	40.7%	31.0%	9.7%

Year-to-date net sales for fiscal 2013 increased due primarily to an additional month of net sales of $19,100 from the July 26, 2011 acquisition of Paddock, new product sales of $17,700 and improved pricing on select products as compared to the prior year. These increases were partially offset by decreased volume in existing products, along with the extra week of operations in the second quarter of fiscal 2012.

Year-to-date gross profit for fiscal 2013 increased due primarily to the absence of the one-time charge of $27,179 to cost of sales as a result of the step-up of inventory value related to the Paddock acquisition in the first quarter of fiscal 2012. This increase was also due to an additional month of gross profit contribution from the Paddock acquisition, gross profit from new product sales, and favorable pricing dynamics on select products as compared to the prior year. These increases were partially offset by lower gross profit contribution due to the decreased volume and pricing on an existing key product discussed above. The gross profit percentage increased 950 basis points in the first half of fiscal 2013 compared to fiscal 2012 due primarily to the absence of the inventory step-up charge discussed above.

Year-to-date operating expenses for fiscal 2013 increased due primarily to an additional month of operating expenses of $2,800 attributable to the Paddock acquisition. Fiscal 2013 operating expenses included $1,500 of severance costs related to the Cobrek acquisition and a $2,500 benefit related to a contract termination payment from a customer. Fiscal 2012 operating expenses included proceeds of $3,500 related to the sale of pipeline development projects, which the Company sold in the first quarter of fiscal 2012 in response to the Federal Trade Commission's review of the Paddock acquisition, and $3,800 of severance costs related to the Paddock acquisition.

API

	Three Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$40,854	$42,752	$(1,898)	(4.4)%
Gross profit	$22,883	$20,151	$2,732	13.6%
Gross profit %	56.0%	47.1%	8.9%
Operating expenses	$9,063	$8,458	$605	7.2%
Operating expenses %	22.2%	19.8%	2.4%
Operating income	$13,820	$11,693	$2,127	18.2%
Operating income %	33.8%	27.4%	6.4%

Second quarter net sales for fiscal 2013 decreased due primarily to a decrease in existing product sales of approximately $5,300 as a result of increased competition on select key products. This decrease was partially offset by $4,000 of net sales related to the API commercial agreement discussed below.

The Company has had a long-standing commercial agreement with a customer to supply an API for use in a generic finished dosage pharmaceutical product that was launched in the fourth quarter of fiscal 2012. Due to unexpected developments in that market formation, the Company's customer was able to launch its product with 180-day exclusivity status, which ended during the Company's second quarter of fiscal 2013.

Second quarter gross profit for fiscal 2013 increased due primarily to the API commercial agreement previously discussed. The gross profit percentage increased 890 basis points in the second quarter of fiscal 2013 compared to fiscal 2012 due primarily to the API commercial agreement, along with favorable mix of existing product sales.

Second quarter operating expenses for fiscal 2013 increased due primarily to higher legal fees and increased spending on research and development materials.

	Six Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$77,273	$90,396	$(13,123)	(14.5)%
Gross profit	$44,243	$41,759	$2,484	5.9%
Gross profit %	57.3%	46.2%	11.1%
Operating expenses	$17,104	$15,851	$1,253	7.9%
Operating expenses %	22.1%	17.5%	4.6%
Operating income	$27,139	$25,908	$1,231	4.8%
Operating income %	35.1%	28.7%	6.4%

Year-to-date net sales for fiscal 2013 decreased due primarily to a decrease in existing product sales of approximately $21,900 as a result of increased competition on select products, along with a negative impact of $2,600 due to changes in foreign currency exchange rates. These decreases were partially offset by $11,400 of net sales related to the API commercial agreement discussed above. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the variable ordering patterns of customers on a quarter-over-quarter basis.

Year-to-date gross profit for fiscal 2013 increased compared to fiscal 2012 due primarily to the API commercial agreement previously discussed. The gross profit percentage increased 1,110 basis points in the first half of fiscal 2013 compared to fiscal 2012 due primarily to the API commercial agreement, along with higher sales volumes of higher margin products.

Year-to-date operating expenses for fiscal 2013 increased due primarily to higher administrative costs driven by higher employee-related expenses, along with higher legal fees and increased spending on research and development materials. These increases were partially offset by a favorable impact of $1,100 due to changes in foreign exchange rates.

Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Three Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$18,338	$18,798	$(460)	(2.4)%
Gross profit	$5,847	$6,303	$(456)	(7.2)%
Gross profit %	31.9%	33.5%	(1.6)%
Operating expenses	$5,184	$5,379	$(195)	(3.6)%
Operating expenses %	28.3%	28.6%	(0.3)%
Operating income	$663	$924	$(261)	(28.2)%
Operating income %	3.6%	4.9%	(1.3)%

Second quarter operating results for fiscal 2013 were relatively flat compared to fiscal 2012.

	Six Months Ended		Increase/(Decrease)	% Change
	December 29, 2012	December 31, 2011
Net sales	$34,948	$37,280	$(2,332)	(6.3)%
Gross profit	$11,402	$11,887	$(485)	(4.1)%
Gross profit %	32.6%	31.9%	0.7%
Operating expenses	$10,314	$10,678	$(364)	(3.4)%
Operating expenses %	29.5%	28.6%	0.9%
Operating income	$1,088	$1,209	$(121)	(10.0)%
Operating income %	3.1%	3.2%	(0.1)%

Year-to-date net sales for fiscal 2013 decreased due primarily to unfavorable changes in foreign currency exchange rates. Year-to-date gross profit and operating expenses for fiscal 2013 were relatively flat compared to fiscal 2012.

Unallocated Expenses

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses were $7,923 for the second quarter of fiscal 2013 compared to $8,725 for the second quarter of fiscal 2012, a decrease of 9% or $802 due primarily to lower variable incentive-related expenses.

Year-to-date unallocated expenses were $16,769 for fiscal 2013 compared to $22,588 for fiscal 2012, a decrease of 26% or $5,819 due primarily to the absence of $5,600 of acquisition expenses related to Paddock in the first quarter of fiscal 2012, partially offset by $1,920 of acquisition expenses related to Sergeant's and lower variable incentive-related expenses.

Interest and Other (Consolidated)

Interest expense for the second quarter was $16,779 for fiscal 2013 and $16,493 for fiscal 2012. Year-to-date interest expense was $33,908 and $30,189 for fiscal 2013 and 2012, respectively. The increase in interest expense is related to the issuance of the senior notes consisting of $75,000, 4.27% Series 2011-A senior notes, due September 30, 2021 ("Series 2011-A Notes"); $175,000, 4.52% Series 2011-B senior notes, due December 15, 2023 ("Series 2011-B Notes"); and $100,000, 4.67% Series 2011-C senior notes, due September 30, 2026 ("Series 2011-C Notes", and together with the Series 2011-A Notes and the Series 2011-B Notes, the "Series 2011 Notes"). Interest income for the second quarter was $1,465 and $852 for fiscal 2013 and 2012, respectively. Year-to-date interest income was $2,741 and $1,978 for fiscal 2013 and 2012, respectively.

In conjunction with the Cobrek acquisition, the Company remeasured the fair value of its 18.5% noncontrolling interest, which was valued at $9,526, and recognized a loss of $3,049 in other expense during the second quarter of fiscal 2013. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Income Taxes (Consolidated)

The effective tax rate on income was 27.1% and 30.9% for the second quarter of fiscal 2013 and 2012, respectively. The effective tax rate on income was 26.1% and 27.0% for the first six months of fiscal 2013 and 2012, respectively. The effective tax rate was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7,452 and $7,064 for the first six months of fiscal 2013 and 2012, respectively, related to various audit resolutions and statute expirations. Foreign source income before tax for the second quarter of fiscal 2013 was 38% of pre-tax earnings, up from 34% in the same period of fiscal 2012. Foreign source income before tax for the first six months of fiscal 2013 was 39% of pre-tax earnings, down from 44% in the same period for fiscal 2012.

In December 2011, Israel rescinded previously passed legislation that would have reduced corporate tax rates to 22% for 2012, 21% for 2013, 20% for 2014 and 18% for 2015 on income generated by Israeli entities. This change has resulted in a current corporate statutory rate of 25% in Israel for non-exempt entities.

The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, income tax rate changes by governments; the jurisdictions in which the Company's profits are determined to be earned and taxed; changes in the valuation of the Company's deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to the Company's interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings with respect to which the Company has not previously provided for U.S. taxes.

The total amount of unrecognized tax benefits was $111,952 and $108,520 as of December 29, 2012 and June 30, 2012, respectively. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $21,900 and $20,005 as of December 29, 2012 and June 30, 2012, respectively.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased $71,896 to $459,514 at December 29, 2012, from $531,410 at December 31, 2011. Working capital, including cash, increased $71,805 to $1,139,256 at December 29, 2012, from $1,067,451 at December 31, 2011.
Cash and cash equivalents decreased $142,975 to $459,514 at December 29, 2012, from $602,489 at June 30, 2012 due to the acquisition of Sergeant's as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements. Working capital, including cash, decreased $3,934 to $1,139,256 at December 29, 2012, from $1,143,190 at June 30, 2012.
In addition to the cash and cash equivalents balance of $459,514 at December 29, 2012, the Company had $398,000 available under its revolving loan commitment and approximately $1,200 available under its Indian credit facilities, as well as $200,000 available under its accounts receivable securitization program described below. As of January 10, 2013, the Company had an additional $3,500 available under its Indian credit facilities as described in Note 7 of the Notes to Condensed Consolidated Financial Statements. Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money under the Company’s existing credit facilities.

	Six Months Ended
	December 29, 2012	December 31, 2011
Net cash from operating activities	$229,603	$220,122

Net cash for investing activities	$(366,223)	$(592,961)

Net cash (for) from financing activities	$(2,313)	$591,618

Year-to-date net cash provided from operating activities increased by $9,481 due primarily to increased earnings for fiscal 2013 compared to fiscal 2012, partially offset by higher income tax payments.
Year-to-date net cash used for investing activities decreased by $226,738 due primarily to the Paddock acquisition in the first quarter of fiscal 2012, partially offset by the acquisitions of Sergeant's and Cobrek in the second quarter of fiscal 2013.
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
Year-to-date net cash used for financing activities was $2,313 for fiscal 2013 compared to net cash provided from financing activities of $591,618 for fiscal 2012. The decrease in cash provided from financing activities was due primarily to the absence of the net borrowings of long-term debt associated with the Credit Agreement entered into during the second quarter of fiscal 2012.
The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. The Company did not repurchase any shares in private party transactions during the second quarter of fiscal 2013. During the second quarter of fiscal 2012, the Company repurchased 1 share of its common stock for $55 in private party transactions. During the six months ended December 29, 2012, the Company repurchased 110 shares of its common stock for $12,159 in private party transactions. During the six months ended December 31, 2011, the Company repurchased 88 shares of its common stock for $7,954 in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.
The Company paid quarterly dividends totaling $16,005 and $14,021, or $0.17 and $0.15 per share, for the first half of fiscal 2013 and 2012, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Credit Facilities

The Company has revolving loan and term loan commitments of $400,000 each, pursuant to the Credit Agreement dated as of October 26, 2011 with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the "2011 Credit Agreement"). On November 5, 2012, in accordance with the 2011 Credit Agreement, the Company made a $40,000 scheduled repayment of the term loan commitment. Subsequently, in conjunction with the amendment to the 2011 Credit Agreement described in the paragraph below, the Company restored the aggregate term loan commitments to the original $400,000. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. In the first quarter of fiscal 2013, the

Company amended the 2011 Credit Agreement to provide flexibility to the Company in managing the capital structures of certain immaterial subsidiaries. This amendment did not change the interest rate, term or amount of the revolving loan and term loan commitments.

On November 20, 2012, the 2011 Credit Agreement was further amended to: (i) provide that guaranties and collateral required under the 2011 Credit Agreement will be released by the lenders upon the Company attaining index debt ratings of BBB- from Standard and Poor's and Baa3 from Moody's, or higher, and if the guaranties and collateral have been so released, to provide for their reinstatement for the benefit of the lenders upon the Company receiving index debt ratings of BB+ from Standard and Poor's and Ba1 from Moody's, or lower; (ii) extend the final maturity date of the term loan and any revolving loans under the 2011 Credit Agreement from November 3, 2016, to November 3, 2017, with no changes to loan pricing or other terms and conditions except the triggering events for release and reinstatement of guaranties and collateral as described above; and (iii) restore the aggregate term loan commitments to the original $400,000.

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

The Securitization Program is a three-year program, expiring June 13, 2014. During the second quarter of fiscal 2013, the Company amended the terms of the Securitization Program effectively increasing the amount the Company can borrow from $185,000 to $200,000. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110,000, $60,000 and $30,000, respectively, effectively allowing the Company to borrow up to a total amount of $200,000, subject to a Maximum Net Investment calculation as defined in the agreement. At December 29, 2012, $200,000 was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $200,000 commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program may be classified as debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

Investment Securities
The Company currently maintains a portfolio of auction rate securities ("ARS") with a total par value of $18,000 and an estimated fair value of $7,507 at December 29, 2012. As a result of the tightening of the credit markets beginning in calendar 2008, there has been no liquid market for these securities for an extended period of time. While a market has materialized for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict when liquidity will fully return to historical levels for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is fully restored to these markets. The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. At December 29, 2012, these securities were considered as available-for-sale and were recorded at a fair value of $7,507. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Contractual Obligations

Other than the amendment to the 2011 Credit Agreement discussed above, there were no material changes in contractual obligations during the second quarter of fiscal 2013.

Critical Accounting Estimates

Determination of certain amounts in the Company’s financial statements requires the use of estimates. These estimates are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances, and they are reviewed by the Audit Committee. Although the estimates are considered reasonable, actual results could differ from the estimates. A summary of the accounting estimates considered by management to require the most judgment and are critical in the preparation of the financial statements is provided in the Company's Annual Report on Form 10-K for the year ended June 30, 2012. During the first half of fiscal 2013, there have been no material changes in the accounting estimates previously disclosed.

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
Market Risk - The Company’s investment securities include ARS totaling $18,000 in par value. ARS are privately placed variable rate debt instruments whose interest rates are reset within a contractual range, approximately every seven to 35 days. With the tightening of the credit markets beginning in calendar 2008, ARS have failed to settle at auction resulting in an illiquid market for these types of securities. Although the Company continues to earn and collect interest on these investments at the maximum contractual rate, the estimated fair value of ARS cannot be determined by the auction process until liquidity is fully restored to these markets. While a market has materialized for these securities, though at a much reduced level than the pre-2008 period, the Company cannot predict when liquidity will fully return to historical levels for these securities. The Company has reclassified the securities from current assets to other non-current assets due to the unpredictable nature and the illiquidity of the market for the securities.
The Company currently engages the services of an independent third-party valuation firm to assist the Company in estimating the current fair value of the ARS, using a discounted cash flow analysis and an assessment of secondary markets, as well as other factors. At December 29, 2012, these securities were recorded at a fair value of $7,507. The Company will continue to monitor the credit worthiness of the companies that issued these securities and other appropriate factors and make such adjustments as it deems necessary to reflect the fair value of these securities.
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

As of December 29, 2012, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.
In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 29, 2012, were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
During the first and third quarters of fiscal 2012, the Company acquired Paddock Laboratories, Inc. ("Paddock") and CanAm Care, LLC ("CanAm"), respectively. In the second quarter of fiscal 2013, the Company acquired Sergeant's Pet Care Products, Inc. ("Sergeant's") and Cobrek Pharmaceuticals, Inc. ("Cobrek") (see Note 2 - Business Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Paddock, CanAm, Sergeant's, and Cobrek from its interim evaluation of internal control over financial reporting as of December 29, 2012. The Company is in the process of documenting and testing these acquired businesses' internal controls over financial reporting. The Company will incorporate Paddock and CanAm into its annual report on internal control over financial reporting for its fiscal year-end 2013 and will incorporate Sergeant's and Cobrek into its annual report on internal control over financial reporting for its fiscal year-end 2014. As of December 29, 2012, Paddock, CanAm, Sergeant's, and Cobrek's total assets together represented approximately 22% of the Company's consolidated total assets. Paddock, CanAm, Sergeant's, and Cobrek's net sales together represented approximately 10% of the Company's consolidated net sales for the first half of fiscal 2013.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Item 1A.     Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2012 includes a detailed discussion of the Company’s risk factors. Other than the items noted below, there have been no material changes during the first half of fiscal 2013 to the risk factors that were included in the Form 10-K.

Although the Company only enters into business acquisitions and divestitures that it expects will result in benefits to the Company, the Company may not realize those benefits because of integration and other challenges.

As part of the Company’s strategy, it evaluates potential acquisitions in the ordinary course of business, some of which could be and have been material. Acquisitions involve a number of risks and present financial, managerial and operational challenges. Integration activities may place substantial demands on the Company’s management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on the Company’s reputation and business. The Company’s failure to successfully integrate acquisitions could have a negative effect on its operations. In addition, a lack of performance of acquisitions could cause financial difficulties. During the second quarter of fiscal 2013, the Company acquired Sergeant's Pet Care Products, Inc. and Cobrek Pharmaceuticals, Inc. In addition, on February 1, 2013, subsequent to the Company's second quarter of fiscal 2013, the Company announced the signing of a definitive agreement to acquire 100% of the shares of privately-held Velcera, Inc. for approximately $160,000 in cash. This acquisition is expected to close during calendar 2013.

The Company manufactures spot-on pesticides for the monthly control of fleas, ticks, or other external parasites in dogs and cats. These products are safe and effective when used in accordance with label directions; however, pesticide ingredients may cause harm to animals and humans if used improperly. Additional regulation may be enacted to mitigate improper uses of these ingredients, which could have an adverse impact on the Company's sales of such products and resulting income.

In 2009, the U.S. Environmental Protection Agency ("EPA") and Health Canada Pest Management Regulatory Authority ("PMRA") became increasingly concerned about the large number of incident reports involving pet flea and tick treatments with spot-on products. Because of this concern, the EPA and PMRA communicated with the public and issued advisories to the public on April 16, 2009 warning pet owners that the use of spot-on flea and tick products were associated with incidents ranging from mild effects such as skin irritation to more serious effects such as seizures and, in some cases, the death of pets. Subsequently, on May 5, 2009, the EPA met with the registrants of U.S. registered spot-on products and informed each registrant of the need to perform a more detailed analysis of incident data for the year 2008.

A team of expert veterinarians and toxicologists from several divisions of the EPA Office of Pesticide Programs was assembled to evaluate the enhanced incident data. The findings of the analysis indicated that most incidents were classified as minor but all products had major incidents and deaths, the dose range may be too wide for some products, small breed dogs were affected the most and the label warnings against use of dog products on cats were not adequate. At the conclusion of the study, the EPA mandated additional label warnings for spot-on products and required registrants to continue to report quarterly to the EPA incident data for marketed spot-on products. The Company cannot predict whether further label restrictions may be required, or whether additional regulations may be passed, or to the extent of the adverse impact additional restrictions or regulations may have on the Company's results of operations.

Third-party patents and other intellectual property rights may limit the Company's ability to bring new products to market and may subject the Company to potential legal liability. The failure to bring new products to market in a timely manner without incurring legal liability could cause the Company to lose market share and its operating results may suffer.

At times, the Company may seek approval to market NDA or ANDA products before the expiration of patents for those products, based upon its belief that such patents are invalid, unenforceable or would not be infringed by its products. As a result, the Company may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, the Company may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision or while an appeal of a lower court decision is pending. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in an “at risk” launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits the Company makes from selling the generic version of the product. By electing to proceed in this manner, the Company could face substantial damages if a final court decision is adverse to the Company. In the case where a patent holder is able to prove that the Company's infringement was “willful” or “exceptional”, the definition of which is subjective, the patent holder may be awarded up to three times the amount of its actual damages. At the end of the third quarter of fiscal 2012 and following a summary judgment ruling of non-infringement, the Company launched a generic version of Mucinex® tablets (600mg) from Reckitt Benckiser prior to the expiration of the relevant patents. At that time, this was an at risk launch. During the second quarter of fiscal 2013, the brand dismissed the appeal, and as a result, this is no longer an at risk launch.
Item 4.        Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment to the Nonqualified Deferred Compensation Plan, dated as of October 10, 2012.

10.2
Second Amendment, dated November 20, 2012, to the Credit Agreement dated October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A , as Administrative Agent, certain other participant banks, and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2012.

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

PERRIGO COMPANY
(Registrant)

Date:	February 1, 2013	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	February 1, 2013	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to the Nonqualified Deferred Compensation Plan, dated as of October 10, 2012.

10.2
Second Amendment, dated November 20, 2012, to the Credit Agreement dated October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A , as Administrative Agent, certain other participant banks, and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2012.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.