Form 10-Q
period 2013-03-30
PERRIGO CO
filed 2013-05-07
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO
As of May 3, 2013, the registrant had 94,039,071 outstanding shares of common stock.

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

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net sales	$919,825	$778,017	$2,572,594	$2,341,482
Cost of sales	588,464	498,744	1,648,799	1,539,755
Gross profit	331,361	279,273	923,795	801,727

Operating expenses
Distribution	12,569	10,181	35,035	29,540
Research and development	28,526	27,950	84,244	78,736
Selling and administration	111,660	87,991	305,480	278,080
Restructuring	—	7,081	—	7,081
Total operating expenses	152,755	133,203	424,759	393,437

Operating income	178,606	146,070	499,036	408,290

Interest, net	16,070	16,651	47,237	44,862
Other expense (income), net	841	(5,202)	855	(4,221)
Losses on sales of investments	1,608	—	4,657	—
Income before income taxes	160,087	134,621	446,287	367,649
Income tax expense	48,163	18,894	122,828	81,725
Net income	$111,924	$115,727	$323,459	$285,924

Earnings per share
Basic earnings per share	$1.19	$1.24	$3.45	$3.07
Diluted earnings per share	$1.18	$1.23	$3.42	$3.04

Weighted average shares outstanding
Basic	93,989	93,330	93,833	93,152
Diluted	94,519	94,124	94,443	94,028

Dividends declared per share	$0.09	$0.08	$0.26	$0.23

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net income	$111,924	$115,727	$323,459	$285,924
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	1,638	2,642	8,344	(6,650)
Foreign currency translation adjustments	4,784	22,214	38,234	(43,598)
Change in fair value of investment securities, net of tax	295	—	1,332	(933)
Post-retirement liability adjustments, net of tax	—	(28)	(41)	(69)
Other comprehensive income (loss), net of tax	6,717	24,828	47,869	(51,250)
Comprehensive income	$118,641	$140,555	$371,328	$234,674
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 30, 2013	June 30, 2012	March 31, 2012
Assets
Current assets
Cash and cash equivalents	$300,827	$602,489	$554,280
Accounts receivable, net	618,666	572,582	560,740
Inventories	684,741	547,455	589,947
Current deferred income taxes	43,068	45,738	51,269
Income taxes refundable	5,479	1,047	766
Prepaid expenses and other current assets	44,847	26,610	33,886
Total current assets	1,697,628	1,795,921	1,790,888
Property and equipment	1,236,444	1,118,837	1,096,749
Less accumulated depreciation	(593,186)	(540,487)	(532,335)
	643,258	578,350	564,414
Goodwill and other indefinite-lived intangible assets	1,127,954	820,122	830,689
Other intangible assets, net	938,544	729,253	752,600
Non-current deferred income taxes	17,223	13,444	12,390
Other non-current assets	71,281	86,957	89,073
	$4,495,888	$4,024,047	$4,040,054
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$325,415	$317,341	$307,017
Short-term debt	4,513	90	—
Payroll and related taxes	72,832	89,934	74,450
Accrued customer programs	128,676	116,055	103,868
Accrued liabilities	83,260	76,406	83,886
Accrued income taxes	17,639	12,905	20,530
Current portion of long-term debt	41,285	40,000	40,000
Total current liabilities	673,620	652,731	629,751
Non-current liabilities
Long-term debt, less current portion	1,331,684	1,329,235	1,454,620
Non-current deferred income taxes	80,474	24,126	19,543
Other non-current liabilities	184,782	165,310	163,466
Total non-current liabilities	1,596,940	1,518,671	1,637,629
Shareholders’ Equity
Controlling interest:
Preferred stock, without par value, 10,000 shares authorized	—	—	—
Common stock, without par value, 200,000 shares authorized	530,780	504,708	496,320
Accumulated other comprehensive income	87,273	39,404	75,800
Retained earnings	1,605,894	1,306,925	1,198,740
	2,223,947	1,851,037	1,770,860
Noncontrolling interest	1,381	1,608	1,814
Total shareholders’ equity	2,225,328	1,852,645	1,772,674
	$4,495,888	$4,024,047	$4,040,054
Supplemental Disclosures of Balance Sheet Information
Allowance for doubtful accounts	$2,219	$2,556	$2,483
Working capital	$1,024,008	$1,143,190	$1,161,137
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	94,022	93,484	93,405
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 30, 2013	March 31, 2012
Cash Flows From (For) Operating Activities
Net income	$323,459	$285,924
Adjustments to derive cash flows
Gain on sale of pipeline development projects	—	(3,500)
Restructuring	—	7,081
Losses on sales of investments	4,657	—
Depreciation and amortization	112,817	101,712
Share-based compensation	14,037	13,924
Income tax benefit from exercise of stock options	(271)	(447)
Excess tax benefit of stock transactions	(15,365)	(12,202)
Deferred income taxes	(3,069)	12,021
Subtotal	436,265	404,513
Changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	(5,919)	(28,723)
Inventories	(81,269)	(27,523)
Accounts payable	(17,424)	(43,867)
Payroll and related taxes	(21,430)	(9,707)
Accrued customer programs	10,008	(13,755)
Accrued liabilities	10,113	17,584
Accrued income taxes	31,161	19,077
Other	18,607	(5,979)
Subtotal	(56,153)	(92,893)
Net cash from operating activities	380,112	311,620
Cash Flows (For) From Investing Activities
Acquisitions of businesses, net of cash acquired	(607,776)	(582,329)
Proceeds from sale of securities	8,630	—
Proceeds from sale of intangible assets and pipeline development projects	—	10,500
Additions to property and equipment	(63,480)	(85,715)
Acquisitions of intangible assets	—	(750)
Net cash for investing activities	(662,626)	(658,294)
Cash Flows (For) From Financing Activities
Borrowings (repayments) of short-term debt, net	4,423	(2,770)
Borrowings of long-term debt	40,786	1,089,620
Repayments of long-term debt	(40,000)	(485,000)
Deferred financing fees	(643)	(5,108)
Excess tax benefit of stock transactions	15,365	12,202
Issuance of common stock	8,706	10,040
Repurchase of common stock	(12,321)	(7,954)
Cash dividends	(24,490)	(21,516)
Net cash (for) from financing activities	(8,174)	589,514
Effect of exchange rate changes on cash	(10,974)	1,336
Net (decrease) increase in cash and cash equivalents	(301,662)	244,176
Cash and cash equivalents, beginning of period	602,489	310,104
Cash and cash equivalents, end of period	$300,827	$554,280

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$31,234	$29,234
Interest received	$2,473	$2,222
Income taxes paid	$93,518	$53,216
Income taxes refunded	$1,312	$830
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2013
(in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

From its beginnings as a packager of home remedies in 1887, Perrigo Company (the "Company"), based in Allegan, Michigan, has grown to become a leading global provider of quality, affordable healthcare products. The Company develops, manufactures and distributes over-the-counter ("OTC") and generic prescription ("Rx") pharmaceuticals, nutritional products and active pharmaceutical ingredients ("API"). The Company is the world's largest manufacturer of OTC pharmaceutical products for the store brand market. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories primarily in the United States ("U.S."), United Kingdom ("U.K."), Mexico, Israel and Australia, as well as certain other markets around the world, including Canada, China and Latin America.

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

The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. In addition, with the acquisition of Sergeant's Pet Care Products, Inc. ("Sergeant's") discussed in Note 2, the Company's pet healthcare products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the nine months ended March 30, 2013, are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

The Company’s fiscal year is a 52- or 53-week period, which ends the Saturday on or about June 30. An extra week is required approximately every six years in order to re-align the Company's fiscal reporting dates with the actual calendar months. This extra week occurred in the Company's second quarter of fiscal 2012. Fiscal 2013 is a 52-week year and included 39 weeks of operations in the year-to-date results. Fiscal 2012 was a 53-week year and included 40 weeks of operations in the year-to-date results. This factor should be considered when comparing the Company's year-to-date fiscal 2013 financial results to the prior year period.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for the Company in the first quarter of fiscal 2014.
In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” ("ASU 2011-11"), as clarified with ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” ("ASU 2013-01") issued in January 2013. These common disclosure requirements are intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a portfolio’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position; and disclose instruments and transactions subject to an agreement similar to a master netting agreement. Both ASU 2011-11 and ASU 2013-01 are effective for the Company in the first quarter of fiscal 2014.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” ("ASU 2011-05"). The amendments in this ASU improve the prominence of other comprehensive income items and align the presentation of other comprehensive income with International Financial Reporting Standards. These changes allow an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single statement of comprehensive income or in two separate and consecutive statements. Both methods must still report each component of net income with total income, each component of other comprehensive income with a total amount of other comprehensive income, and a total amount of comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively. This guidance was effective for the Company in the first quarter of fiscal 2013.
In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (ASC Topic 220) - Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This ASU defers the effective date for the part of ASU 2011-05 that would require adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in financial statements. The changes in ASU 2011-05 would have been effective for annual and interim periods beginning on or after December 15, 2011, but those changes were initially deferred and are now clarified in the newly issued ASU 2013-02, which is effective for the Company in the first quarter of fiscal 2014, as described above. The Company has provided the disclosures required under the remainder of ASU 2011-05 in the condensed consolidated statements of comprehensive income.
NOTE 2 – BUSINESS ACQUISITIONS

Fiscal 2013

Rosemont Pharmaceuticals Ltd. – On February 11, 2013, the Company acquired 100% of the shares of privately-held Rosemont Pharmaceuticals Ltd. ("Rosemont") for approximately $283,000 in cash. Based in Leeds, U.K., Rosemont is a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. The acquisition expanded the global presence of the Company's Rx product offering into the U.K. and Europe. At the end of the third quarter of fiscal 2013, the Company had incurred approximately $2,000 of acquisition costs, all of which were expensed in operations in the third quarter of fiscal 2013.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Rosemont are included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations from the acquisition date to March 30, 2013. Since the acquisition date, Rosemont contributed $8,200 in revenue and operating income of $300, which included a charge of approximately $1,900 to cost of sales related to the step-up in value of inventory acquired and sold during the third quarter of fiscal 2013.

The preliminary allocation of the purchase price through March 30, 2013 was:

Cash	$2,135
Accounts receivable	10,875
Inventory	9,508
Property and equipment	13,059
Deferred income tax assets	218
Goodwill	145,690
Other intangible assets	148,663
Other assets	769
Total assets acquired	330,917

Accounts payable	2,553
Accrued expenses	7,083
Deferred tax liabilities	35,801
Other long-term liabilities	2,513
Total liabilities assumed	47,950
Net assets acquired	$282,967

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at March 30, 2013. Management is still in the process of verifying data and finalizing information related to the valuation and recording of inventory, property and equipment, identifiable intangible assets, deferred income taxes and the resulting effects on the value of goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained. Any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments. Any measurement period adjustments will be applied retrospectively to the acquisition date. The Company expects to finalize these matters within the measurement period, which is expected to end in the fourth quarter of fiscal 2013, as final asset and liability valuations are completed.

The $145,690 of goodwill was assigned to the Rx Pharmaceuticals segment at the time of acquisition. The purchase price in excess of the value of Rosemont's net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from the development of Rosemont's Rx product offering in the U.K. and Europe. Goodwill is not amortized for financial reporting or tax purposes. See Note 6 regarding the timing of the Company’s annual goodwill impairment testing.

Other intangible assets acquired in the acquisition were preliminarily valued as follows:

Developed product technology	$114,610
In-process research and development ("IPR&D")	11,618
Trade name and trademarks	17,270
Distribution and license agreements	3,611
Non-compete agreements	1,554
Total intangible assets acquired	$148,663

Management assigned fair values to the identifiable intangible assets through a combination of the excess earnings method, the relief from royalty method and the lost income method. The developed product technology assets are based on a 7-year useful life and amortized on a straight-line basis. IPR&D assets initially recognized at fair value will be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. An IPR&D asset is tested for impairment during the period it is considered an indefinite-lived asset. For the trade name and trademarks, the Company concluded that there is no foreseeable limit to the period over which they would be expected to contribute to the entity's cash flows; therefore, they are considered to have an indefinite life. The distribution and license agreements are based on a 14-year useful life and amortized on a proportionate basis consistent with the economic benefits derived therefrom. There is one non-compete agreement based on a 3-year useful life, which is amortized on a straight-line basis.

At the time of the acquisition, a step-up in the value of inventory of $3,200 was recorded in the opening balance sheet as assets acquired and was based on valuation estimates, of which $1,900 was charged to cost of sales in the third quarter of fiscal 2013 as the acquired inventory was sold. In addition, fixed assets were written up by $4,900 to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

Cobrek Pharmaceuticals, Inc. – On December 28, 2012, the Company acquired the remaining 81.5% interest of Cobrek Pharmaceuticals, Inc. ("Cobrek"), a privately-held, Chicago, Illinois-based drug development company, for $41,967 in cash. In May 2008, the Company acquired an 18.5% minority stake in Cobrek for $12,575 in conjunction with entering into a product development collaborative partnership agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and had an additional two U.S. Food and Drug Administration ("FDA") approved foam-based products, both of which were launched in the Company's third quarter of fiscal 2013. Cobrek derives its earnings stream primarily from exclusive technology agreements. The acquisition of Cobrek further strengthens the Company's position in foam-based technologies for existing and future U.S. Rx products.

In conjunction with the acquisition, the Company adjusted the fair value of its 18.5% noncontrolling interest, which was valued at $9,526, and recognized a loss of $3,049 in other expense during the second quarter of fiscal 2013. Also in conjunction with the acquisition, the Company incurred $1,500 of severance costs in the second quarter of fiscal 2013. Since the acquisition date, Cobrek has contributed operating income of approximately $1,500.

During the measurement period, which ended March 30, 2013, the Company finalized deferred income taxes, which resulted in an adjustment between goodwill and deferred tax assets. The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Cobrek acquisition:

	Initial Valuation	Measurement Period Adjustments	Final Valuation
Other assets	$371	$—	$371
Deferred income tax assets	—	3,554	3,554
Goodwill	18,823	(3,554)	15,269
Other intangible assets - Exclusive technology agreements	51,122	—	51,122
Deferred tax liabilities	(18,823)	—	(18,823)
Total purchase price	$51,493	$—	$51,493

The total purchase price above consists of the $41,967 cash purchase price and the $9,526 adjusted basis of the Company's existing investment in Cobrek. The $15,269 of goodwill was assigned to the Rx Pharmaceuticals segment at the time of acquisition. Goodwill is not amortized for financial reporting or tax purposes.

Management assigned fair values to the identifiable intangible assets by estimating the discounted forecasted cash flows related to the technology agreements. The estimated useful lives of the agreements are twelve years, and they are amortized on a proportionate basis consistent with the economic benefits derived therefrom.

Sergeant's Pet Care Products, Inc. – On October 1, 2012, the Company completed the acquisition of substantially all of the assets of privately-held Sergeant's for $285,000 in cash. Headquartered in Omaha, Nebraska, Sergeant's is a leading supplier of pet healthcare products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition expanded the Company's Consumer Healthcare product portfolio into the pet healthcare category. At the end of the third quarter of fiscal 2013, the Company had incurred approximately $2,000 of acquisition costs, the majority of which were expensed in the first quarter of fiscal 2013.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Sergeant's are included in the Consumer Healthcare segment of the Company's consolidated results of operations from the acquisition date to March 30, 2013. Since the acquisition date, Sergeant's contributed $56,100 in revenue and an operating loss of $11,200, which included a non-recurring charge of $7,700 to cost of sales related to the step-up in value of inventory acquired and sold during the second quarter of fiscal 2013.

During the measurement period, which ended March 30, 2013, the Company finalized the valuation of identified intangible assets, which resulted in an adjustment between goodwill and other intangible assets. The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Sergeant's acquisition:

	Initial Valuation	Measurement Period Adjustments	Final Valuation
Cash	$23	$—	$23
Accounts receivable	19,696	—	19,696
Inventory	37,689	—	37,689
Property and equipment	25,396	—	25,396
Deferred income tax assets	1,508	—	1,508
Goodwill	68,229	12,000	80,229
Other intangible assets	147,450	(12,000)	135,450
Other assets	2,966	—	2,966
Total assets acquired	302,957	—	302,957

Accounts payable	13,733	—	13,733
Accrued expenses	4,224	—	4,224
Total liabilities assumed	17,957	—	17,957
Net assets acquired	$285,000	$—	$285,000

The $80,229 of goodwill was assigned to the Consumer Healthcare segment at the time of acquisition. The purchase price in excess of the value of Sergeant's net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from the development of the pet healthcare store brand category, an adjacent category to the Company's retail customers of its existing store brand products. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 6 regarding the timing of the Company’s annual goodwill impairment testing.

Other intangible assets acquired in the acquisition were valued as follows:

Developed product technology	$66,140
Trade name and trademarks	33,000
Favorable supply agreement	25,000
Customer relationships	10,000
Non-compete agreements	1,310
Total intangible assets acquired	$135,450

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

The Company funded the transaction using $250,000 of term loan debt, $211,215 of cash on hand and $85,000 from its accounts receivable securitization program. The Company incurred $2,560 of acquisition costs in fiscal 2011, and incurred an additional $5,600 of acquisition costs in the first quarter of fiscal 2012, along with severance costs of $3,800, of which approximately $3,200 and $600 were expensed in operations in the first and second quarters of fiscal 2012, respectively.

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

Other intangible assets acquired in the acquisition were valued as follows:

Developed product technology	$237,000
IPR&D	35,000
Total intangible assets acquired	$272,000

Management assigned fair values to the identifiable intangible assets through the excess earnings method. The developed product technology assets are based on a 10-year useful life and amortized on a straight-line basis. IPR&D assets initially recognized at fair value will be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. At March 30, 2013, the IPR&D assets acquired in the acquisition have not progressed to the point of establishing developed technologies.

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

NOTE 3 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Numerator:
Net income	$111,924	$115,727	$323,459	$285,924

Denominator:
Weighted average shares outstanding for basic EPS	93,989	93,330	93,833	93,152
Dilutive effect of share-based awards	530	794	610	876
Weighted average shares outstanding for diluted EPS	94,519	94,124	94,443	94,028

Share-based awards outstanding that were anti-dilutive were 198 and 190 for the third quarter of fiscal 2013 and 2012, respectively. Year-to-date share-based awards outstanding that were anti-dilutive were 158 and 157 for fiscal 2013 and 2012, respectively. These share-based awards were excluded from the diluted EPS calculation.

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

The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of March 30, 2013, June 30, 2012, and March 31, 2012:

	Fair Value Measurements as of March 30, 2013 Using:
	Total as of March 30, 2013	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$113,312	$113,312	$—	$—
Foreign currency forward contracts, net	8,307	—	8,307	—
Funds associated with Israeli post employment benefits	16,451	—	16,451	—
Total	$138,070	$113,312	$24,758	$—
Liabilities:
Contingent consideration	$900	$—	$—	$900
Interest rate swap agreements	13,306	—	13,306	—
Total	$14,206	$—	$13,306	$900

	Fair Value Measurements as of June 30, 2012 Using:
	Total as of June 30, 2012	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$479,548	$479,548	$—	$—
Investment securities	6,470	—	—	6,470
Funds associated with Israeli post employment benefits	14,973	—	14,973	—
Total	$500,991	$479,548	$14,973	$6,470
Liabilities:
Contingent consideration	$2,900	$—	$—	$2,900
Interest rate swap agreements	14,706	—	14,706	—
Foreign currency forward contracts, net	5,567	—	5,567	—
Total	$23,173	$—	$20,273	$2,900

	Fair Value Measurements as of March 31, 2012 Using:
	Total as of March 31, 2012	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$451,521	$451,521	$—	$—
Investment securities	6,570	—	—	6,570
Funds associated with Israeli post employment benefits	15,264	—	15,264	—
Total	$473,355	$451,521	$15,264	$6,570
Liabilities:
Contingent consideration	$2,900	$—	$—	$2,900
Foreign currency forward contracts, net	698	—	698	—
Interest rate swap agreements	13,248	—	13,248	—
Total	$16,846	$—	$13,946	$2,900

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value. As of March 30, 2013, the carrying value and fair value of the Company’s fixed rate long-term debt were $965,000 and $1,028,841, respectively. As of June 30, 2012, the carrying value and fair value of the Company’s fixed rate long-term debt were $965,000 and $1,050,343, respectively. As of March 31, 2012, the carrying value and fair value of the Company’s fixed rate long-term debt were $965,000 and $1,012,670, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during the three and nine months ended March 30, 2013. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of March 30, 2013, the Company had $16,451 deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

As of June 30, 2012 and March 31, 2012, the Company held auction rate securities ("ARS") that were recorded at a fair value of $6,470 and $6,570, respectively. Subsequent to a second quarter fiscal 2009 other-than-temporary impairment, the Company had recorded unrealized gains and losses on these investments in other comprehensive income because the Company had classified these investments as available-for-sale and had determined that any changes in fair value were temporary in nature. During the third quarter of fiscal 2013, one of the three ARS tranches was called by the issuer, and, as a result, the Company decided to sell all three tranches. Upon the sale, the Company recorded cash proceeds of $8,630 and recognized a loss of $1,608 within other expense, of which $828 was attributable to a decline in market value while $780 was due to foreign currency transaction loss as these U.S. dollar-denominated securities were held by the Company's Israeli subsidiary, which has a shekel functional currency.

As a result of the acquisition of CanAm completed on January 6, 2012, the Company recorded a contingent consideration liability of $2,900 on the acquisition date based upon the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third-party related to a certain diabetes care product. The fair value measurements for this liability are valued using Level 3 inputs. The terms of the acquisition agreement required the Company to pay the seller $2,000 upon the Company's execution of the promotion agreement with the third-party. During the first quarter of fiscal 2013, the Company executed the promotion agreement with the third-party and paid the seller the initial consideration of $2,000. Additional consideration, not to exceed $5,000, is to be paid in an amount equal to the gross revenue associated with the promotion agreement during the first year subsequent to the endorsement of the agreement. The Company estimated the fair value of the contingent consideration using probability assessments with respect to the timing of executing the agreement with the third-party, along with the expected future cash flows during the first year subsequent to the endorsement of the agreement. The assumptions associated with expected future cash flows will be evaluated each quarter. During the third quarter of fiscal 2013, the Company updated the estimated fair value of the contingent consideration and determined there was no change to the remaining fair value of $900.

The following table presents a rollforward of the assets and liabilities measured at fair value using unobservable inputs (Level 3) at March 30, 2013:

Assets:	Investment Securities (Level 3)
Balance as of June 30, 2012	$6,470
Unrealized gains on ARS	2,160
Sale of ARS	(8,630)
Balance as of March 30, 2013	$—

Liabilities:	Contingent Consideration (Level 3)
Balance as of June 30, 2012	$2,900
Payments	(2,000)
Balance as of March 30, 2013	$900

NOTE 5 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows:

	March 30, 2013	June 30, 2012	March 31, 2012
Finished goods	$327,037	$235,593	$266,709
Work in process	175,935	154,238	161,820
Raw materials	181,769	157,624	161,418
Total inventories	$684,741	$547,455	$589,947

As of March 30, 2013, inventories included balances attributable to the acquisitions of Rosemont and Sergeant's.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

In fiscal 2013, there were additions to goodwill in the Consumer Healthcare segment related to the Sergeant's acquisition in the second quarter of fiscal 2013 and in the Rx Pharmaceuticals segment related to the Cobrek and Rosemont acquisitions in the second and third quarters of fiscal 2013, respectively. The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth fiscal quarter for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows:

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Total
Balance as of June 30, 2012	$138,910	$331,744	$220,769	$86,334	$777,757
Business acquisitions	80,229	—	160,959	—	241,188
Currency translation adjustment	(960)	—	622	6,033	5,695
Balance as of March 30, 2013	$218,179	$331,744	$382,350	$92,367	$1,024,640

Other intangible assets and related accumulated amortization consisted of the following:

	March 30, 2013		June 30, 2012		March 31, 2012
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/formulation and product rights	$779,570	$187,377	$542,094	$140,489	$549,356	$131,815
Customer relationships	351,236	67,086	341,363	50,757	342,405	46,259
Distribution, license and supply agreements	81,566	28,991	52,609	23,686	53,004	22,838
Non-compete agreements	10,708	5,470	7,804	3,778	7,853	3,419
Trademarks	5,110	722	4,797	704	5,026	713
Total	1,228,190	289,646	948,667	219,414	957,644	205,044
Non-amortizable intangibles:
In-process research and development	46,255	—	35,000	—	35,000	—
Trade names and trademarks	57,059	—	7,365	—	7,481	—
Total other intangible assets	$1,331,504	$289,646	$991,032	$219,414	$1,000,125	$205,044

As of March 30, 2013, other intangible assets included additions made during the second and third quarters of fiscal 2013 attributable to the Rosemont, Sergeant's and Cobrek acquisitions. Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $64,958 and $56,313 for the first nine months of fiscal 2013 and 2012, respectively, for intangible assets subject to amortization. The increase in amortization expense is due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired as part of the Rosemont, Sergeant's and Cobrek acquisitions.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets currently subject to amortization. No estimate of future amortization expense related to the subsequent acquisition of Velcera, Inc. ("Velcera") has been included in the table below (see Note 15 - Subsequent Events). The estimated amortization expense for each of the following five years is as follows:

Fiscal Year	Amount
2013(1)	$27,300
2014	108,700
2015	107,500
2016	104,900
2017	102,300
(1) Reflects remaining three months of fiscal 2013.

NOTE 7 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows:

	March 30, 2013	June 30, 2012	March 31, 2012
Short-term debt:
Foreign line of credit	$4,513	$90	$—
Current portion of long-term debt:
Term loans	40,000	40,000	40,000
Other	1,285	—	—
Total	45,798	40,090	40,000
Long-term debt, less current portion:
Term loans	360,000	360,000	485,000
Senior notes	965,000	965,000	965,000
Other	6,684	4,235	4,620
Total	1,331,684	1,329,235	1,454,620
Total debt	$1,377,482	$1,369,325	$1,494,620

The Company has revolving loan and term loan commitments of $400,000 each, pursuant to the Credit Agreement dated as of October 26, 2011, with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the "2011 Credit Agreement"). On November 5, 2012, in accordance with the 2011 Credit Agreement, the Company made a $40,000 scheduled repayment of the term loan commitment. Subsequently, in conjunction with the amendment to the 2011 Credit Agreement described in the paragraph below, the Company restored the aggregate term loan commitments to the original $400,000. The loans bear interest, at the election of the Company, at either the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBO Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. The Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. In the first quarter of fiscal 2013, the Company amended the 2011 Credit Agreement to provide flexibility to the Company in managing the capital structures of certain immaterial subsidiaries. This amendment did not change the interest rate, term or amount of the revolving loan and term loan commitments.

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

On January 10, 2013, the Company’s India subsidiary amended its term loan to increase the maximum limit to approximately $5,900, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.5% as of March 30, 2013. The Company’s India subsidiary had $5,021, $4,235 and $4,620, outstanding on this line as of March 30, 2013, June 30, 2012, and March 31, 2012, respectively.

On January 10, 2013, the Company’s India subsidiary amended its short-term credit line to increase the aggregate amount to approximately $6,400, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.5% as of both March 30, 2013 and June 30, 2012. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $4,513 and $90 outstanding on this line of credit as of March 30, 2013 and June 30, 2012, respectively, and no borrowings outstanding on this line of credit as of March 31, 2012.

As of March 30, 2013, the Company also has certain capital lease obligations totaling $2,948.

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

The Securitization Program is a three-year program, expiring June 13, 2014. During the second quarter of fiscal 2013, the Company amended the terms of the Securitization Program effectively increasing the amount the Company can borrow to $200,000. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110,000, $60,000 and $30,000, respectively, effectively allowing the Company to borrow up to a total amount of $200,000, subject to a Maximum Net Investment calculation as defined in the agreement. At March 30, 2013, $200,000 was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $200,000 commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $481,800, $415,600 and $423,500 at March 30, 2013, June 30, 2012, and March 31, 2012, respectively. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

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

In the first quarter of fiscal 2012, the Company entered into interest rate swap agreements with a notional value of $175,000 to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance on September 30, 2011 of the senior notes consisting of $75,000, 4.27% Series 2011-A senior notes, due September 30, 2021 ("Series 2011-A Notes"); $175,000, 4.52% Series 2011-B senior notes, due December 15, 2023 ("Series 2011-B Notes"); and $100,000, 4.67% Series 2011-C senior notes, due September 30, 2026 ("Series 2011-C Notes", and together with the Series 2011-A Notes and the Series 2011-B Notes, the "Series 2011 Notes"). The interest rate swaps, which the Company designated as cash flow hedges, were settled in the first quarter of fiscal 2012 upon entering into a definitive agreement for the issuance of an aggregate of $175,000 principal amount of the Series 2011 Notes for a cumulative after-tax loss of $762, which was recorded in OCI and will be amortized to earnings as an accretion to interest expense over the first 10 years of the life of those notes. The Company expects to recognize approximately $76 in after-tax earnings as a result of the swap agreements over the next 12 months.

At March 30, 2013, the Company also held forward interest rate swap contracts to hedge probable, but not firmly committed, future transactions associated with its debt.

During the quarter ended March 30, 2013, the Company entered into forward interest rate swap agreements related to forecasted debt issuances with a notional amount totaling $300,000. These agreements hedge the variability in future probable interest payments due to changes in the benchmark interest rate between the date the swap agreements were entered into and the expected date of future debt issuances in fiscal 2013, at which time these agreements are intended to be settled.

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

The Company’s foreign currency hedging program includes cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of 15 months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of 15 months. The Company did not have any foreign currency put or call contracts as of March 30, 2013.

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

The effects of derivative instruments on the Company’s condensed consolidated balance sheets as of March 30, 2013, June 30, 2012, and March 31, 2012, and on the Company’s income and OCI for the three and nine months ended March 30, 2013, and March 31, 2012, were as follows (amounts presented exclude any income tax effects):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet
(Designated as (non)hedging instruments)

	Asset Derivatives
	Balance Sheet Presentation	Fair Value
		March 30, 2013	June 30, 2012	March 31, 2012
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$8,564	$578	$1,619
Total hedging derivatives		$8,564	$578	$1,619
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$684	$54	$323
Total non-hedging derivatives		$684	$54	$323

	Liability Derivatives
	Balance Sheet Presentation	Fair Value
		March 30, 2013	June 30, 2012	March 31, 2012
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$571	$5,585	$2,630
Interest rate swap agreements	Other non-current liabilities	13,306	14,706	13,248
Total hedging derivatives		$13,877	$20,291	$15,878
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$370	$614	$10
Total non-hedging derivatives		$370	$614	$10

Effects of Derivative Instruments on Income and OCI for the three months ended March 30, 2013, and March 31, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012
T-Locks	$—	$—	Interest, net	$91	$91	Interest, net	$—	$—
Interest rate swap agreements	1,025	190	Interest, net	(1,236)	(1,196)	Interest, net	—	—
Foreign currency forward contracts	2,499	3,009	Net sales	189	57	Net sales	—	—
			Cost of sales	(295)	(1,067)	Cost of sales	(1)	(32)
			Interest, net	44	56
			Other income (expense), net	633	577
Total	$3,524	$3,199		$(574)	$(1,482)		$(1)	$(32)

The Company also has forward foreign currency contracts that are not designated as hedging instruments and recognizes the gain/(loss) associated with these contracts in other income (expense), net. For the three months ended March 30, 2013, and March 31, 2012, the Company recorded a gain of $1,005 and $1,145, respectively, related to these contracts. The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in other income (expense), net.

Effects of Derivative Instruments on Income and OCI for the nine months ended March 30, 2013, and March 31, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012
T-Locks	$—	$—	Interest, net	$273	$273	Interest, net	$—	$—
Interest rate swap agreements	1,925	(5,695)	Interest, net	(3,679)	(3,316)	Interest, net	—	—
Foreign currency forward contracts	9,310	(5,100)	Net sales	(80)	(93)	Net sales	—	(20)
			Cost of sales	(2,808)	1,287	Cost of sales	(66)	655
			Interest, net	(109)	90
			Other income (expense), net	1,774	(1,830)
Total	$11,235	$(10,795)		$(4,629)	$(3,589)		$(66)	$635

The Company also has forward foreign currency contracts that are not designated as hedging instruments and recognizes the gain/(loss) associated with these contracts in other income (expense), net. For the nine months ended March 30, 2013, and March 31, 2012, the Company recorded a gain of $1,371 and a loss of $1,354, respectively, related to these contracts. The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in other income (expense), net.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company issued 43 and 118 shares related to the exercise and vesting of share-based compensation during the third quarter of fiscal 2013 and 2012, respectively. Year-to-date, the Company issued 648 and 720 shares related to the exercise and vesting of share-based compensation during fiscal 2013 and 2012, respectively.

The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During the three months ended March 30, 2013, the Company repurchased 1 share of its common stock for $162 in private party transactions.The Company did not repurchase any shares in private party transactions during the third quarter of fiscal 2012. During the nine months ended March 30, 2013, the Company repurchased 111 shares of its common stock for $12,321 in private party transactions. During the nine months ended March 31, 2012, the Company repurchased 88 shares of its common stock for $7,954 in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

NOTE 10 – INCOME TAXES

The effective tax rate on income was 30.1% and 14.0% for the third quarter of fiscal 2013 and 2012, respectively. The effective rate on income was 27.5% and 22.2% for the first nine months of fiscal 2013 and 2012, respectively. The effective tax rate was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7,452 and $26,064 for the first nine months of fiscal 2013 and 2012, respectively, related to various audit resolutions and statute expirations. Foreign source income before tax for the third quarter of fiscal 2013 was 28% of pre-tax earnings, down from 39% in the same period of fiscal 2012. Foreign source income before tax for the first nine months of fiscal 2013 was 35% of total income before tax, down from 42% in the same period for fiscal 2012. The effective tax rate for the third quarter of fiscal 2013 included the impact of the newly enacted American Taxpayer Relief Act of 2012 (the "Act"). Among other provisions, the Act provided for the restoration of the research and development credit, applied retroactively to January 1, 2012. Accordingly, tax expense in the third quarter of fiscal 2013 was reduced by approximately $1,260.

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

The total amount of unrecognized tax benefits was $118,422 and $108,520 as of March 30, 2013 and June 30, 2012, respectively.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $23,402 and $20,005 as of March 30, 2013 and June 30, 2012, respectively.

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

All nine applications were transferred to one court in order to determine whether to consolidate any of the nine applications. On July 19, 2012, the court dismissed one of the applications and ordered that the remaining eight applications be consolidated into one application. On September 19, 2012, a consolidated motion to certify the eight individual motions was filed by lead counsel for the claimants. Generally, the allegations in the consolidated motion are the same as those set forth in the individual motions; however, the consolidated motion excluded the manufacturer of the reformulated Eltroxin as a respondent. A hearing on whether or not to certify the consolidated application is scheduled for September 2013. As this matter is in its early stages, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

U.S. Securities Litigation

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

Although the Company believes that it has meritorious defenses to this lawsuit, the Company engaged in settlement discussions with counsel for the Co-Lead Plaintiffs in an effort to move the matter to a quicker resolution and avoid the costs and distractions of protracted litigation. As a result of these discussions, the Company and the Co-Lead Plaintiffs reached an agreement in principle to settle the case with payment by the Company's insurer of $1,787 to cover all costs of the settlement, subject to Court approval. On December 27, 2012, the Company and the Co-Lead Plaintiffs filed a Stipulation of Settlement and a motion for preliminary approval of the proposed class action settlement. On January 28, 2013, the Court preliminarily approved the proposed class action settlement and ordered that notice of the proposed settlement be provided to the members of the proposed shareholder class and set a deadline for class members either to object to the settlement or to exclude themselves (or “opt out”) of the settlement class. The Court also scheduled a fairness hearing for May 17, 2013 to determine whether the settlement is fair, reasonable and adequate and thus merits final approval. There can be no assurance that the proposed settlement will be approved by the Court. Regardless of whether the proposed settlement is approved, the Company believes the resolution of this matter will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements.

Ramat Hovav

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72,500, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. On January 9, 2013, the District Court of Beer-Sheva ruled in favor of the Company. On February 20, 2013, the plaintiffs filed an appeal to the Supreme Court. While the Company intends to vigorously defend against these claims if appealed, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

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

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
Three Months Ended March 30, 2013
Net sales	$536,775	$133,344	$189,410	$41,114	$19,182	$—	$919,825
Operating income	$95,921	$6,965	$73,419	$11,728	$1,642	$(11,069)	$178,606
Amortization of intangibles	$5,030	$7,310	$11,351	$498	$423	$—	$24,612
Total assets	$1,724,585	$951,113	$1,433,788	$278,957	$107,445	$—	$4,495,888

Three Months Ended March 31, 2012
Net sales	$448,848	$117,683	$155,591	$36,951	$18,944	$—	$778,017
Operating income	$79,383	$1,845	$67,257	$10,462	$846	$(13,723)	$146,070
Amortization of intangibles	$2,421	$6,637	$8,574	$490	$410	$—	$18,532
Total assets	$1,658,231	$952,761	$1,066,559	$266,786	$95,717	$—	$4,040,054

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total
Nine Months Ended March 30, 2013
Net sales	$1,526,479	$358,705	$514,893	$118,387	$54,130	$—	$2,572,594
Operating income	$261,287	$18,008	$205,982	$38,867	$2,730	$(27,838)	$499,036
Amortization of intangibles	$12,163	$21,920	$28,210	$1,442	$1,223	$—	$64,958
Nine Months Ended March 31, 2012
Net sales	$1,331,806	$365,691	$460,414	$127,347	$56,224	$—	$2,341,482
Operating income	$230,822	$13,638	$161,716	$36,370	$2,055	$(36,311)	$408,290
Amortization of intangibles	$6,886	$22,739	$23,896	$1,507	$1,285	$—	$56,313

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

Fiscal 2012 Restructuring Employee Termination
Balance at March 31, 2012	$783
Additions	965
Payments	(87)
Balance at June 30, 2012	1,661
Payments	(1,661)
Balance at March 30, 2013	$—

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

In November 2012, the Company entered into a joint development agreement with another generic pharmaceutical company pursuant to which the Company is to provide research and development and future manufacturing services for a generic version of a specified prescription pharmaceutical. The Company is entitled to receive various milestone payments throughout the development period, which will be recognized in accordance with the milestone method. During the second quarter of fiscal 2013, the Company recognized revenue of $750 upon completion of a milestone under this agreement. The Company is entitled to receive additional individual milestone payments ranging from $500 to $2,000 for achieving other specified milestones including but not limited to completion of bioequivalence studies, FDA acceptance of the ANDA, and FDA approval of the ANDA. If the product is approved, the Company may receive combined total milestone payments ranging from $3,750 to $5,500 depending upon various market conditions at the time of generic market formation. Also in accordance with the agreement, the parties will share in development costs and future profits associated with the manufacture and sale of the generic prescription pharmaceutical product.

NOTE 15 – SUBSEQUENT EVENTS

Amendment to Credit Agreement

On May 6, 2013, the Company completed a Third Amendment to its 2011 Credit Agreement to conform the terms and conditions of the agreement to the terms and conditions customarily found in credit agreements of investment-grade borrowers, including but not limited to: i) limitation on liens that can be imposed on the Company, ii) elimination of collateral arrangements and subsidiary guaranties and iii) modification of covenant baskets, cross-default thresholds and subsidiary borrowing limitations.

Business Acquisition

On April 1, 2013, the Company completed the acquisition of 100% of the shares of privately-held Velcera, Inc. ("Velcera") for approximately $160,000, net of cash acquired. As of the end of the third quarter of fiscal 2013, the Company had incurred $1,100 of acquisition costs, all of which were expensed in operations in the third quarter of fiscal 2013. Headquartered in Yardley, Pennsylvania, Velcera, through its FidoPharm subsidiary, is a leading companion pet health product company committed to providing consumers with best-in-class companion pet health products that contain the same active ingredients as branded veterinary products, but at a significantly lower cost. FidoPharm products, including the PetArmor® flea and tick products, are available at major retailers nationwide, offering consumers the benefits of convenience and cost savings to ensure the highest quality care for their pets. The acquisition complements the recently acquired Sergeant's business and further expands the Company's Consumer Healthcare pet healthcare category.

The Company will account for the acquisition as a business combination under Rule 11-01(d) of the Regulation S-X and ASC 805, Business Combinations. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed at the date of acquisition, and is in the preliminary stages of the valuation process. Goodwill will be determined by the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets acquired. The Company expects the majority of the purchase price to be recorded as identifiable intangible assets and goodwill. The pro forma impact of the Velcera acquisition on the Company's fiscal 2013 results of operations is not expected to be material.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER OF FISCAL YEARS 2013 AND 2012
(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Perrigo Company (the "Company") traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 45 billion oral solid doses and more than two billion liquid doses, as well as dozens of other product forms, each year. The Company’s mission is to offer uncompromised “quality, affordable healthcare products”, and it does so across a wide variety of product categories primarily in the United States ("U.S."), United Kingdom ("U.K."), Mexico, Israel and Australia, as well as certain other markets around the world, including Canada, China and Latin America.

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

The Company’s fiscal year is a 52- or 53-week period, which ends the Saturday on or about June 30. An extra week is required approximately every six years in order to re-align the Company's fiscal reporting dates with the actual calendar months. This extra week occurred in the Company's second quarter of fiscal 2012. Fiscal 2013 is a 52-week year and included 39 weeks of operations in the year-to-date results. Fiscal 2012 was a 53-week year and included 40 weeks of operations in the year-to-date results. Using a weekly average, the extra week of operations is estimated to have contributed approximately 2.5% in net sales for the year-to-date results of fiscal 2012. This factor should be considered when comparing the Company's year-to-date fiscal 2013 financial results to the prior year period.

Segments – The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment.

•
The Consumer Healthcare ("CHC") segment is the world’s largest store brand manufacturer of over-the-counter ("OTC") pharmaceutical products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, and secondary product categories that include feminine hygiene, diabetes care and dermatological care. In addition, the recent acquisitions of Sergeant's Pet Care Products, Inc. ("Sergeant's") and Velcera, Inc. ("Velcera"), which closed in the Company's second and fourth fiscal quarters, respectively, expanded the Company's product portfolio into the pet healthcare category.

The CHC business markets products that are comparable in quality and effectiveness to national brand products.The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their annual healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico – and is developing a leadership position in Australia. The Company's market share of OTC store brand products has grown in recent years as new products, retailer efforts to increase consumer education and awareness, and economic events have directed consumers to the value of store brand product offerings.

•
The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, vitamin, mineral and dietary supplement ("VMS") products, and oral electrolyte solution ("OES") products to retailers and consumers primarily in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets products that are comparable in quality and effectiveness to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended. Store brands, which are value priced and offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration ("FDA") requirements as the national brands.

•
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription ("Rx") drugs primarily for the U.S. market. The Company defines this portfolio as predominantly “extended topical” and specialty as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions and powders. The portfolio also includes select controlled substances, injectables, hormones, oral liquids and oral solid dosage forms. As a result of the recent acquisition of Rosemont Pharmaceuticals Ltd. ("Rosemont") in the third quarter of fiscal 2013, the Company expanded its Rx product offering into the U.K. and Europe. Rosemont is a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have formulations that are more difficult and costly to develop and launch (e.g., extended topicals or products containing controlled substances). In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 100 ORx® products that are reimbursable through many health plans and Medicaid and Medicare programs. ORx® products offer consumers safe and effective remedies that provide an affordable alternative to the higher out-of-pocket costs of traditional OTC products.

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

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. In addition, with the Sergeant's acquisition discussed below under the heading Events Impacting Future Results, the Company's pet healthcare products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the nine months ended March 30, 2013, are not necessarily indicative of the results that may be expected for a full fiscal year.

Consolidated Results

	Three Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$919,825	$778,017	$141,808	18.2%
Gross profit	$331,361	$279,273	$52,088	18.7%
Gross profit %	36.0%	35.9%	0.1%
Operating expenses	$152,755	$133,203	$19,552	14.7%
Operating expenses %	16.6%	17.1%	(0.5)%
Operating income	$178,606	$146,070	$32,536	22.3%
Operating income %	19.4%	18.8%	0.6%
Interest and other expense, net	$18,519	$11,449	$7,070	61.8%
Income taxes	$48,163	$18,894	$29,269	154.9%
Net income	$111,924	$115,727	$(3,803)	(3.3)%

Current Quarter Results – The increase in net sales for the third quarter of fiscal 2013 was driven primarily by new product sales of $41,000, $39,600 of net sales attributable to the Sergeant's and Rosemont acquisitions, and an increase in sales volumes of existing products in all segments. Third quarter fiscal 2013 gross profit also increased in line with the increase in net sales, and operating expenses included incremental expenses attributable to the Sergeant's and Rosemont acquisitions. Third quarter fiscal 2012 operating expenses included approximately $7,100 of restructuring charges related to the Company's Florida location, which closed in the fourth quarter of fiscal 2012.

Fiscal 2013 other expense included a loss of $1,608 recognized in conjunction with the sale of the Company's auction rate securities ("ARS").

	Nine Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$2,572,594	$2,341,482	$231,112	9.9%
Gross profit	$923,795	$801,727	$122,068	15.2%
Gross profit %	35.9%	34.2%	1.7%
Operating expenses	$424,759	$393,437	$31,322	8.0%
Operating expenses %	16.5%	16.8%	(0.3)%
Operating income	$499,036	$408,290	$90,746	22.2%
Operating income %	19.4%	17.4%	2.0%
Interest and other expense, net	$52,749	$40,641	$12,108	29.8%
Income taxes	$122,828	$81,725	$41,103	50.3%
Net income	$323,459	$285,924	$37,535	13.1%

Current Year-to-Date Results – The increase in year-to-date fiscal 2013 net sales was driven primarily by $101,700 of net sales attributable to the Rosemont, Sergeant's, Paddock Laboratories, Inc. ("Paddock") and CanAm Care, LLC ("CanAm") acquisitions and new product sales of $91,900.

Fiscal 2013 gross profit increased in line with the net sales increase. Gross profit for fiscal 2012 was negatively impacted by the one-time charge to cost of sales of $27,179 as a result of the step-up in value of inventory acquired and sold during the first quarter of fiscal 2012 related to the Paddock acquisition, which was larger than the charges to cost of sales of $7,700 and $1,900 as a result of the step-ups in value of inventory acquired and sold during the second and third quarters of fiscal 2013 related to the Sergeant's and Rosemont acquisitions, respectively. In addition to these inventory step-up charges, the Company recorded $9,400 of acquisition and severance charges related to the Paddock acquisition and $7,100 of restructuring charges, as discussed above, during fiscal 2012, and recorded $1,500 of severance costs related to the Cobrek Pharmaceuticals,

Inc. ("Cobrek") acquisition and $4,000 in acquisition costs related to the Sergeant's and Rosemont acquisitions during fiscal 2013.

Fiscal 2013 other expense included a loss of $3,049 recognized in conjunction with the Cobrek acquisition as a result of remeasuring the Company's initial 18.5% noncontrolling interest to fair value, along with a loss of $1,608 related to the sale of the Company's ARS.

Further details related to current year results, including results by segment, are included below under Results of Operations.

Events Impacting Future Results

Subsequent to the third quarter of fiscal 2013, on April 1, 2013, the Company completed the acquisition of 100% of the shares of privately-held Velcera for approximately $160,000, net of cash acquired. Headquartered in Yardley, Pennsylvania, Velcera, through its FidoPharm subsidiary, is a leading companion pet health product company committed to providing consumers with best-in-class companion pet health products that contain the same active ingredients as branded veterinary products, but at a significantly lower cost. FidoPharm products, including the PetArmor® flea and tick products, are available at major retailers nationwide, offering consumers the benefits of convenience and cost savings to ensure the highest quality care for their pets. The acquisition complements the recently acquired Sergeant's business and further expands the Company's Consumer Healthcare pet healthcare category. The acquisition is expected to add approximately $60,000 in net sales in the first full fiscal year of combined operations.

On February 11, 2013, the Company acquired 100% of the shares of privately-held Rosemont for approximately $283,000 in cash. Based in Leeds, U.K., Rosemont is a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. The acquisition expanded the global presence of the Company's Rx product offering into the U.K. and Europe and is expected to add approximately $60,000 in net sales in the first full fiscal year of combined operations.

On December 28, 2012, the Company acquired the remaining 81.5% interest of Cobrek, a privately-held, Chicago, Illinois-based drug development company, for $41,967 in cash. In May 2008, the Company acquired an 18.5% minority stake in Cobrek for $12,575 in conjunction with entering into a product development collaborative partnership agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and had an additional two U.S. FDA approved foam-based products, both of which were launched in the Company's third quarter of fiscal 2013. Cobrek derives its earnings stream primarily from exclusive technology agreements. The acquisition of Cobrek further strengthens the Company's position in foam-based technologies for existing and future U.S. Rx products.

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

In January 2012, a branded competitor in the OTC market began to experience certain quality issues at one of its facilities, causing it to temporarily shut down the facility. Due to this situation, the Company experienced an increase in demand for its OTC products during the second half of fiscal 2012 and the first nine months of 2013, which had a positive impact on the Consumer Healthcare segment's net sales and results of operations. At this time, the branded competitor is in the process of returning to the market with certain products. The impact on the Company's future results will largely be determined by the extent of the branded competitor's strategies regarding supply chain, manufacturing and marketing as well as the pace at which they return to the market, each of which may have an impact on the sales for OTC products.

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of its products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which continued through the first nine months of fiscal 2013, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s net sales. To the extent that products from this key competitor remain absent from the market for the remainder of fiscal 2013, the Company's Consumer Healthcare net sales and results of operations could continue to benefit. At this time, the branded competitor is in the process of returning to the market, however, the Company cannot predict the pace at which the branded competitor will return to market, the extent of consumers' reacceptance of the branded products, or the extent of the branded competitor's marketing activities.

RESULTS OF OPERATIONS

Consumer Healthcare

	Three Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$536,775	$448,848	$87,927	19.6%
Gross profit	$176,646	$140,417	$36,229	25.8%
Gross profit %	32.9%	31.3%	1.6%
Operating expenses	$80,725	$61,034	$19,691	32.3%
Operating expenses %	15.0%	13.6%	1.4%
Operating income	$95,921	$79,383	$16,538	20.8%
Operating income %	17.9%	17.7%	0.2%

The increase in net sales for the third quarter of fiscal 2013 was driven primarily by an increase in sales volumes of existing products of $53,600, primarily in the contract manufacturing, cough/cold and analgesics categories, $31,400 of incremental sales attributable to the Sergeant's acquisition and new product sales of $16,600, mainly in the cough/cold and smoking cessation categories. Existing product sales increased due primarily to a stronger cough/cold/flu season as compared to the prior year. These increases were partially offset by a decline of $8,700 in sales of existing products in certain other product categories and $3,900 in discontinued products.

Third quarter gross profit for fiscal 2013 increased due primarily to gross profit attributable to the net increase in sales of existing products, incremental gross profit attributable to the Sergeant's acquisition and contribution from new product sales. The third quarter gross profit percentage increased 160 basis points in fiscal 2013 compared to fiscal 2012 due primarily to favorable product mix and higher production efficiencies.

Third quarter operating expenses for fiscal 2013 increased due primarily to approximately $12,000 of incremental operating expenses from the acquisition of Sergeant's. In addition, selling and distribution expenses increased approximately $4,500 on higher sales volume.

	Nine Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$1,526,479	$1,331,806	$194,673	14.6%
Gross profit	$484,735	$418,588	$66,147	15.8%
Gross profit %	31.8%	31.4%	0.4%
Operating expenses	$223,448	$187,766	$35,682	19.0%
Operating expenses %	14.6%	14.1%	0.5%
Operating income	$261,287	$230,822	$30,465	13.2%
Operating income %	17.1%	17.3%	(0.2)%

Year-to-date net sales for fiscal 2013 increased due primarily to an increase in U.S. sales of existing products of $92,600, primarily in the contract manufacturing, cough/cold and smoking cessation categories, $74,400 of net sales attributable to the Sergeant's and CanAm acquisitions and new product sales of $42,200, mainly in the cough/cold, dermatological and gastrointestinal product categories. Existing product sales in the U.S. increased due primarily to a stronger cough/cold/flu season as compared to the prior year. The Company's international locations, primarily the U.K., also experienced an increase of $13,500 in their existing product sales due primarily to smoking cessation and contract manufacturing sales growth in European markets. These increases were partially offset by a decline of $14,700 in discontinued products and $12,400 in sales of existing products in certain other product categories.

Year-to-date gross profit for fiscal 2013 increased due primarily to gross profit attributable to the net increase in sales of existing products, incremental gross profit attributable to the Sergeant's and CanAm acquisitions and contribution from new product sales. These increases were partially offset by a one-time charge of $7,700 to cost of sales as a result of the step-up of inventory acquired and sold during the second quarter of fiscal 2013 related to the Sergeant's acquisition. This one-time charge also negatively impacted the gross profit percentage for fiscal 2013, but was entirely offset by favorable product mix.

Year-to-date operating expenses included approximately $25,000 of incremental operating expenses from the acquisitions of Sergeant's and CanAm. In addition to the increase due to acquisitions, selling and distribution expenses increased $7,000 on higher sales volume.

Nutritionals

	Three Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$133,344	$117,683	$15,661	13.3%
Gross profit	$30,976	$30,350	$626	2.1%
Gross profit %	23.2%	25.8%	(2.6)%
Operating expenses	$24,011	$28,505	$(4,494)	(15.8)%
Operating expenses %	18.0%	24.2%	(6.2)%
Operating income	$6,965	$1,845	$5,120	277.5%
Operating income %	5.2%	1.6%	3.6%

Third quarter net sales for fiscal 2013 increased due primarily to an increase in sales of existing products of $10,800, across all product categories, along with new product sales of $5,100. Existing product sales in the VMS category increased due to new customers, while sales in the infant nutritionals category increased due primarily to higher demand for the Company's OES products as a result of the stronger cough/cold/flu season as compared to last year.

Third quarter gross profit for fiscal 2013 was relatively flat compared to fiscal 2012 despite increased net sales due primarily to higher production inefficiencies, along with product mix. These factors also negatively impacted the gross profit percentage for the quarter.

Third quarter operating expenses for fiscal 2013 decreased due primarily to the absence of $7,100 of restructuring charges incurred in the third quarter of fiscal 2012 related to the closure of the Company's Florida location. See Note 13 to the Notes to Condensed Consolidated Statements for further details on this restructuring plan. This decrease was partially offset by higher selling expenses of $2,200 due primarily to higher spending on sales and marketing promotions.

	Nine Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$358,705	$365,691	$(6,986)	(1.9)%
Gross profit	$86,956	$88,149	$(1,193)	(1.4)%
Gross profit %	24.2%	24.1%	0.1%
Operating expenses	$68,948	$74,511	$(5,563)	(7.5)%
Operating expenses %	19.2%	20.4%	(1.2)%
Operating income	$18,008	$13,638	$4,370	32.0%
Operating income %	5.0%	3.7%	1.3%

Year-to-date net sales for fiscal 2013 decreased due primarily to the impact of the extra week of operations in the prior year period and a decline in sales of existing products of $9,200, partially offset by new product sales of $11,500. Net sales of existing products were negatively impacted by the shutdown of the Company's Vermont manufacturing facility for the installation of a new plastic container powder infant formula packaging line. The Company has invested approximately $29,000 for this new state-of-the-art consumer-friendly packaging capability. In the fourth quarter of fiscal 2012, retailers increased purchases in advance of the installation of the new plastic container packaging line and the conversion of the Company's ERP system on July 1, 2012. In addition, net sales were negatively impacted by regulatory changes in one of the Company's main international markets that caused a delay in the fulfillment of international orders.

Year-to-date gross profit for fiscal 2013 decreased in line with the net sales decrease. Year-to-date operating expenses for fiscal 2013 decreased due primarily to the absence of the aforementioned restructuring charges related to the closure of the Company's Florida location, partially offset by higher selling expenses as a result of higher sales and marketing promotional spending.

Rx Pharmaceuticals

	Three Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$189,410	$155,591	$33,819	21.7%
Gross profit	$96,516	$83,333	$13,183	15.8%
Gross profit %	51.0%	53.6%	(2.6)%
Operating expenses	$23,097	$16,076	$7,021	43.7%
Operating expenses %	12.2%	10.3%	1.9%
Operating income	$73,419	$67,257	$6,162	9.2%
Operating income %	38.8%	43.2%	(4.4)%

The increase in net sales for the third quarter of fiscal 2013 was driven primarily by new product sales of $18,200, $8,200 of net sales attributable to the February 11, 2013 acquisition of Rosemont, and existing product sales of $7,400. Existing product sales were higher year-over-year due to increased demand on certain products.

Third quarter gross profit for fiscal 2013 increased due primarily to gross profit contribution from new products, incremental gross profit attributable to the Rosemont acquisition and gross profit attributable to the increase in existing product sales. These increases were partially offset by a charge of $1,900 to cost of sales as a result of the step-up of inventory acquired and sold during the third quarter of fiscal 2013 related to the Rosemont acquisition. The third quarter fiscal 2013 gross profit percentage decreased due primarily to product mix, along with the inventory step-up charge related to Rosemont.

Third quarter operating expenses for fiscal 2013 increased in line with the net sales increase and included $2,400 of incremental operating expenses from the Rosemont acquisition.

	Nine Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$514,893	$460,414	$54,479	11.8%
Gross profit	$269,236	$216,171	$53,065	24.5%
Gross profit %	52.3%	47.0%	5.3%
Operating expenses	$63,254	$54,455	$8,799	16.2%
Operating expenses %	12.3%	11.8%	0.5%
Operating income	$205,982	$161,716	$44,266	27.4%
Operating income %	40.0%	35.1%	4.9%

Year-to-date net sales for fiscal 2013 increased due primarily to new product sales of $35,900, an additional month of net sales of $19,100 from the July 26, 2011 acquisition of Paddock, $8,200 of net sales attributable to the Rosemont acquisition and improved pricing on select products as compared to the prior year. These increases were partially offset by decreased volume in existing products, along with the extra week of operations in the second quarter of fiscal 2012.

Year-to-date gross profit for fiscal 2013 increased due primarily to the absence of the one-time charge of $27,179 to cost of sales as a result of the step-up of inventory acquired and sold during the first quarter of fiscal 2012 related to the Paddock acquisition, partially offset by the charge of $1,900 to cost of sales as a result of the step-up of inventory acquired and sold during the third quarter of fiscal 2013 related to the Rosemont acquisition. The fiscal 2013 gross profit increase was also due to an additional month of gross profit contribution from the Paddock acquisition, gross profit from new product sales, incremental gross profit attributable to the Rosemont acquisition and favorable pricing dynamics on select products as compared to the prior year. These increases were partially offset by lower gross profit contribution due to decreased volume and pricing on certain existing products. The year-to-date gross profit percentage increased 530 basis points for fiscal 2013 compared to fiscal 2012 due primarily to the absence of the inventory step-up charge related to the Paddock acquisition discussed above.

Year-to-date operating expenses for fiscal 2013 increased due primarily to an additional month of operating expenses of $2,800 attributable to the Paddock acquisition and $2,400 of incremental operating expenses from the Rosemont acquisition. Fiscal 2013 operating expenses included $1,500 of severance costs related to the Cobrek acquisition and a $2,500 benefit related to a contract termination payment from a customer. Fiscal 2012 operating expenses included proceeds of $3,500 related to the sale of pipeline development projects, which the Company sold in the first quarter of fiscal 2012 in response to the Federal Trade Commission's review of the Paddock acquisition, along with $3,800 of severance costs related to the Paddock acquisition.

API

	Three Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$41,114	$36,951	$4,163	11.3%
Gross profit	$20,915	$18,675	$2,240	12.0%
Gross profit %	50.9%	50.5%	0.4%
Operating expenses	$9,187	$8,213	$974	11.9%
Operating expenses %	22.3%	22.2%	0.1%
Operating income	$11,728	$10,462	$1,266	12.1%
Operating income %	28.5%	28.3%	0.2%

Third quarter net sales for fiscal 2013 increased due primarily to $3,700 of net sales related to a long-standing commercial agreement (the "API Agreement") that the Company has with a customer to supply an API for use in a generic finished dosage pharmaceutical product that was launched in the fourth quarter of fiscal 2012. Due to unexpected developments in that market formation, the Company's customer was able to launch its product with 180-day exclusivity status, which ended during the Company's second quarter of fiscal 2013. The Company's API operating results continued to be positively impacted by the API Agreement post-exclusivity status in the third quarter of fiscal 2013. However, the Company does not expect the positive impact of the API Agreement to be as significant in future quarters.

Third quarter gross profit and gross profit percentage for fiscal 2013 increased due primarily to the API Agreement discussed above. Third quarter operating expenses for fiscal 2013 increased due primarily to higher legal fees.

	Nine Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$118,387	$127,347	$(8,960)	(7.0)%
Gross profit	$65,158	$60,434	$4,724	7.8%
Gross profit %	55.0%	47.5%	7.5%
Operating expenses	$26,291	$24,064	$2,227	9.3%
Operating expenses %	22.2%	18.9%	3.3%
Operating income	$38,867	$36,370	$2,497	6.9%
Operating income %	32.8%	28.6%	4.2%

Year-to-date net sales for fiscal 2013 decreased due primarily to a decrease in existing product sales of approximately $21,700 as a result of increased competition on select products, along with a negative impact of $2,200 due to changes in foreign currency exchange rates. These decreases were partially offset by $15,000 of net sales related to the API Agreement discussed above. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the variable ordering patterns of customers on a quarter-over-quarter basis.

Year-to-date gross profit and gross profit percentage for fiscal 2013 increased compared to fiscal 2012 due primarily to the API Agreement.

Year-to-date operating expenses for fiscal 2013 increased due primarily to higher administrative costs driven by higher legal fees of $1,500, higher employee-related expenses, and increased spending on research and development materials. These increases were partially offset by a favorable impact of $1,100 due to changes in foreign exchange rates.

Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Three Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$19,182	$18,944	$238	1.3%
Gross profit	$6,308	$6,498	$(190)	(2.9)%
Gross profit %	32.9%	34.3%	(1.4)%
Operating expenses	$4,666	$5,652	$(986)	(17.4)%
Operating expenses %	24.3%	29.8%	(5.5)%
Operating income	$1,642	$846	$796	94.1%
Operating income %	8.6%	4.5%	4.1%

Third quarter net sales and gross profit for fiscal 2013 were relatively flat compared to fiscal 2012. Third quarter operating expenses for fiscal 2013 decreased due primarily to lower legal expenses.

	Nine Months Ended		Increase/(Decrease)	% Change
	March 30, 2013	March 31, 2012
Net sales	$54,130	$56,224	$(2,094)	(3.7)%
Gross profit	$17,710	$18,385	$(675)	(3.7)%
Gross profit %	32.7%	32.7%	—%
Operating expenses	$14,980	$16,330	$(1,350)	(8.3)%
Operating expenses %	27.7%	29.0%	(1.3)%
Operating income	$2,730	$2,055	$675	32.8%
Operating income %	5.0%	3.7%	1.3%

Year-to-date net sales and gross profit for fiscal 2013 decreased due primarily to unfavorable changes in foreign currency exchange rates. Year-to-date operating expenses for fiscal 2013 decreased due primarily to lower legal expenses, favorable changes in foreign currency exchange rates, and lower employee-related expenses.

Unallocated Expenses

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses were $11,069 for the third quarter of fiscal 2013 compared to $13,723 for the third quarter of fiscal 2012, a decrease of 19% or $2,654 due primarily to lower corporate development and variable incentive-related expenses, partially offset by $2,000 of acquisition expenses related to Rosemont.

Year-to-date unallocated expenses were $27,838 for fiscal 2013 compared to $36,311 for fiscal 2012, a decrease of 23% or $8,473 due primarily to lower corporate development and variable incentive-related expenses. The decrease was also due to the absence of $5,600 of acquisition expenses related to Paddock in the first quarter of fiscal 2012, partially offset by $4,000 of acquisition expenses related to Sergeant's and Rosemont.

Interest and Other (Consolidated)

Interest expense for the third quarter was $16,929 for fiscal 2013 and $17,572 for fiscal 2012. Year-to-date interest expense was $50,837 and $47,761 for fiscal 2013 and 2012, respectively. Interest income for the third quarter was $859 and $921 for fiscal 2013 and 2012, respectively. Year-to-date interest income was $3,600 and $2,899 for fiscal 2013 and 2012, respectively.

In conjunction with the Cobrek acquisition, the Company remeasured the fair value of its 18.5% noncontrolling interest, which was valued at $9,526, and recognized a loss of $3,049 in other expense during the second quarter of fiscal 2013. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information.

During the third quarter of fiscal 2013, the Company sold its ARS for $8,630 and recognized a loss of $1,608 in other expense. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the sale of the ARS.

Income Taxes (Consolidated)

The effective tax rate on income was 30.1% and 14.0% for the third quarter of fiscal 2013 and 2012, respectively. The effective rate on income was 27.5% and 22.2% for the first nine months of fiscal 2013 and 2012, respectively. The effective tax rate was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7,452 and $26,064 for the first nine months of fiscal 2013 and 2012, respectively, related to various audit resolutions and statute expirations. Foreign source income before tax for the third quarter of fiscal 2013 was 28% of pre-tax earnings, down from 39% in the same period of fiscal 2012. Foreign source income before tax for the first nine months of fiscal 2013 was 35% of total income before tax, down from 42% in the same period for fiscal 2012. The effective tax rate for the third quarter of fiscal 2013 included the impact of the newly enacted American Taxpayer Relief Act of 2012 (the "Act"). Among other provisions, the Act provided for the restoration of the research and development credit, applied retroactively to January 1, 2012. Accordingly, tax expense in the third quarter of fiscal 2013 was reduced by approximately $1,260.

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

The total amount of unrecognized tax benefits was $118,422 and $108,520 as of March 30, 2013 and June 30, 2012, respectively.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $23,402 and $20,005 as of March 30, 2013 and June 30, 2012, respectively.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased $253,453 to $300,827 at March 30, 2013, from $554,280 at March 31, 2012 due to the acquisitions of Sergeant's, Cobrek and Rosemont as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements. Working capital, including cash, decreased $137,129 to $1,024,008 at March 30, 2013, from $1,161,137 at March 31, 2012 due primarily to the reduced level of cash and cash equivalents, offset by additional working capital from the Sergeant's and Rosemont acquisitions.

Cash and cash equivalents decreased $301,662 to $300,827 at March 30, 2013, from $602,489 at June 30, 2012 due to the acquisitions of Sergeant's, Cobrek and Rosemont as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements. Working capital, including cash, decreased $119,182 to $1,024,008 at March 30, 2013, from $1,143,190 at June 30, 2012 due primarily to the reduced level of cash and cash equivalents.
In addition to the cash and cash equivalents balance of $300,827 at March 30, 2013, the Company had $398,000 available under its revolving loan commitment and approximately $2,800 available under its Indian credit facilities, as well as $200,000 available under its accounts receivable securitization program described below. Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. From time-to-time, the Company may issue new debt or equity securities pursuant to market conditions or for strategic reasons. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if the current economic conditions worsen (or new information becomes publicly available impacting the institutions’ credit rating or capital ratios), these lenders may be unable or unwilling to lend money under the Company’s existing credit facilities.

	Nine Months Ended
	March 30, 2013	March 31, 2012
Net cash from operating activities	$380,112	$311,620

Net cash for investing activities	$(662,626)	$(658,294)

Net cash (for) from financing activities	$(8,174)	$589,514

Year-to-date net cash provided from operating activities increased by $68,492 due primarily to increased earnings for fiscal 2013 compared to fiscal 2012.
Year-to-date net cash used for investing activities decreased by $4,332 due primarily to the acquisitions of Sergeant's, Cobrek and Rosemont in fiscal 2013, partially offset by the acquisition of Paddock in the first quarter of fiscal 2012, as well as fewer property and equipment additions in the first nine months of fiscal 2013.
Capital expenditures for facilities and equipment were for manufacturing productivity/growth projects, quality investment projects, investments at newly acquired entities, technology infrastructure, system upgrades and the API expansion into India. Capital expenditures are anticipated to be between $110,000 and $140,000 for fiscal 2013, related primarily to manufacturing productivity and capacity projects, quality investment projects, investments at newly acquired entities, technology infrastructure, market driven packaging changes, system upgrades and the API expansion into India.
Year-to-date net cash used for financing activities was $8,174 for fiscal 2013 compared to net cash provided from financing activities of $589,514 for fiscal 2012. The decrease in cash provided from financing activities was due primarily to the absence of the net borrowings of long-term debt associated with the Credit Agreement entered into during the second quarter of fiscal 2012.
The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During the three months ended March 30, 2013, the Company repurchased 1 share of its common stock for $162 in private party transactions. The Company did not repurchase any shares in private party transactions during the third quarter of fiscal 2012. During the nine months ended March 30, 2013, the Company repurchased 111 shares of its common stock for $12,321 in private party transactions. During the nine months ended March 31, 2012, the Company repurchased 88 shares of its common stock for $7,954 in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.
The Company paid quarterly dividends totaling $24,490 and $21,516, or $0.26 and $0.23 per share, for the first nine months of fiscal 2013 and 2012, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

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

In the second quarter of fiscal 2013, the 2011 Credit Agreement was further amended to: (i) provide that guaranties and collateral required under the 2011 Credit Agreement will be released by the lenders upon the Company attaining index debt ratings of BBB- from Standard and Poor's and Baa3 from Moody's, or higher, and if the guaranties and collateral have been so released, to provide for their reinstatement for the benefit of the lenders upon the Company receiving index debt ratings of BB+ from Standard and Poor's and Ba1 from Moody's, or lower; (ii) extend the final maturity date of the term loan and any revolving loans under the 2011 Credit Agreement from November 3, 2016, to November 3, 2017, with no changes to loan pricing or other terms and conditions except the triggering events for release and reinstatement of guaranties and collateral as described above; and (iii) restore the aggregate term loan commitments to the original $400,000.

Subsequent to the Company's third quarter of fiscal 2013, on May 6, 2013, the Company completed a Third Amendment to its 2011 Credit Agreement to conform the terms and conditions of the agreement to the terms and conditions customarily found in credit agreements of investment-grade borrowers, including but not limited to: i) limitation on liens that can be imposed on the Company, ii) elimination of collateral arrangements and subsidiary guaranties and iii) modification of covenant baskets, cross-default thresholds and subsidiary borrowing limitations.

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

The Securitization Program is a three-year program, expiring June 13, 2014. During the second quarter of fiscal 2013, the Company amended the terms of the Securitization Program effectively increasing the amount the Company can borrow to $200,000. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110,000, $60,000 and $30,000, respectively, effectively allowing the Company to borrow up to a total amount of $200,000, subject to a Maximum Net Investment calculation as defined in the agreement. At March 30, 2013, $200,000 was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $200,000 commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program may be classified as debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests.

Investment Securities
As of June 30, 2012 and March 31, 2012, the Company held ARS that were recorded at a fair value of $6,470 and $6,570, respectively. Subsequent to a second quarter fiscal 2009 other-than-temporary impairment, the Company had recorded unrealized gains and losses on these investments in other comprehensive income because the Company had classified these investments as available-for-sale and had determined that any changes in fair value were temporary in nature. During the third quarter of fiscal 2013, one of the three ARS tranches was called by the issuer, and, as a result, the Company decided to sell all t hree tranches. Upon the sale, the Company recorded cash proceeds of $8,630 and recognized a loss of $1,608 within other expense, of which $828 was attributable to a decline in market value while $780 was due to foreign currency transaction loss as these U.S. dollar-denominated securities were held by the Company's Israeli subsidiary, which has a shekel functional currency.

Contractual Obligations

There were no material changes in contractual obligations during the third quarter of fiscal 2013.

Critical Accounting Estimates

Determination of certain amounts in the Company’s financial statements requires the use of estimates. These estimates are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances, and they are reviewed by the Audit Committee. Although the estimates are considered reasonable, actual results could differ from the estimates. A summary of the accounting estimates considered by management to require the most judgment and are critical in the preparation of the financial statements is provided in the Company's Annual Report on Form 10-K for the year ended June 30, 2012. During the first nine months of fiscal 2013, there have been no material changes in the accounting estimates previously disclosed.

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

As of March 30, 2013, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.
In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 30, 2013, were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
During the first and third quarters of fiscal 2012, the Company acquired Paddock Laboratories, Inc. ("Paddock") and CanAm Care, LLC ("CanAm"), respectively. In the second quarter of fiscal 2013, the Company acquired Sergeant's Pet Care Products, Inc. ("Sergeant's") and Cobrek Pharmaceuticals, Inc. ("Cobrek"). In the third quarter of fiscal 2013, the Company acquired Rosemont Pharmaceuticals Ltd. ("Rosemont") (see Note 2 - Business Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Paddock, CanAm, Sergeant's, Cobrek and Rosemont from its interim evaluation of internal control over financial reporting as of March 30, 2013. The Company is in the process of documenting and testing these acquired businesses' internal controls over financial reporting. The Company will incorporate Paddock and CanAm into its annual report on internal control over financial reporting for its fiscal year-end 2013 and will incorporate Sergeant's, Cobrek and Rosemont into its annual report on internal control over financial reporting for its fiscal year-end 2014. As of March 30, 2013, Paddock, CanAm, Sergeant's, Cobrek and Rosemont's total assets together represented approximately 27% of the Company's consolidated total assets. Paddock, CanAm, Sergeant's, Cobrek and Rosemont's net sales together represented approximately 11% of the Company's consolidated net sales for the nine months ended March 30, 2013.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Item 1A.     Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2012 includes a detailed discussion of the Company’s risk factors. Other than the items noted below, there have been no material changes during the first nine months of fiscal 2013 to the risk factors that were included in the Form 10-K.

If the Company cannot continue to rapidly develop, manufacture and market innovative products that meet customer requirements for performance, safety and cost effectiveness, it may lose market share and its revenues may be negatively impacted.

The Company's future results of operations depend, to a significant degree, upon its ability to successfully commercialize additional over-the-counter ("OTC") and generic prescription drugs and/or innovative pharmaceuticals, infant formulas and active pharmaceutical ingredients ("API"). All pharmaceutical products must meet regulatory standards and/or receive regulatory approvals. The Company must prove that the OTC Abbreviated New Drug Application ("ANDA") or New Drug Application ("NDA") and generic prescription products are bioequivalent to their branded counterparts, which typically requires bioequivalency studies or even more extensive clinical trials to demonstrate efficacy of topical products. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, may not pass required bioequivalence studies or may be the subject of intellectual property challenges, and necessary regulatory approvals may not be obtained in a timely manner, if at all, and the Company may not be able to successfully and profitably produce and market such products. Delays in any part of the process or the Company's inability to obtain regulatory approval of its products (including products developed by others to which the Company has exclusive marketing rights) could adversely affect operating results by restricting or delaying its introduction of new products. Even upon the successful development of a product, the Company's customer's failure to launch a product could adversely affect operating results. The U.S. Food and Drug Administration ("FDA") could impose higher standards and additional requirements, such as requiring more supporting data and clinical data than previously required, in order to gain FDA clearance to launch new formulations in to the market. Continuous introductions of new products and product categories are critical to the Company's business. Product margins may decline over time due to the products' aging life cycles, changes in consumer choice or developments in drug delivery technology. Therefore, new product introductions are necessary for maintenance of the Company's current financial condition, and if the Company fails to introduce and market new products, the effect on its financial results could be materially adverse.

The Company contracts with clinical research organizations (“CROs”) to conduct various studies that are used to support the Company's new product development program. During the third quarter of fiscal 2013, certain of the CROs used by the Company began bankruptcy or receivership proceedings, including PRACS Institute, LLC; PRACS Institute Canada B.C. Ltd.; Comprehensive Clinical Development, Inc.; and their related entities. It is uncertain what, if any, impact these insolvency proceedings may have on the ability of those CROs to deliver their study results to the Company or on the Company's ability to rely on research performed by those CROs. To the extent those CROs cannot deliver their study results to the Company or the Company cannot rely, in whole or in part, on the research conducted by those CROs, it may delay the launch of new products, which could have a material adverse impact on the Company's future operating results.

The Company's investment in research and development is expected to increase above recent levels due to the Company's ongoing broadening of its OTC, ANDA or NDA, generic prescription and specialty API product portfolio, as well as several opportunities for new products that are switching from prescription to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party in order to generate new products of this type is a critical element of the Company's long-term plans. Should the Company fail to attract qualified employees, successfully develop products in a timely manner, or enter into reasonable agreements with third parties, long-term sales growth and profit would be adversely impacted.

Although the Company only enters into business acquisitions and divestitures that it expects will result in benefits to the Company, the Company may not realize those benefits because of integration and other challenges, which could have a material adverse effect on the Company's stock price or operating results.

As part of the Company's strategy, it evaluates potential acquisitions in the ordinary course of business, some of which could be and have been material. Acquisitions involve a number of risks and present financial, managerial and operational challenges. Integration activities may place substantial demands on the Company's management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on the Company's reputation and business. The Company's failure to successfully integrate acquisitions could have a negative effect on its operations. Integration risks and synergies associated with the Company's acquisitions are likely to include, but are not limited to, sales force, sales channel or product portfolio rationalization; manufacturing, distribution and supply chain integration and purchasing savings; quality and regulatory process standardization; and information technology and administration shared service implementations. The dedication of management resources to such integration may detract attention from the Company's day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transaction process or other material adverse effects as a result of these integration efforts. In addition, a lack of performance of acquisitions could cause financial difficulties. During the second quarter of fiscal 2013, the Company acquired Sergeant's Pet Care Products, Inc. and Cobrek Pharmaceuticals, Inc. and during the third quarter of fiscal 2013, the Company acquired Rosemont Pharmaceuticals Ltd. In addition, on April 1, 2013, subsequent to the Company's third quarter of fiscal 2013, the Company completed the acquisition of 100% of the shares of privately-held Velcera, Inc.

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
The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2013	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$—
December 30 to February 2	—	$—	—	$—
February 3 to March 2	—	$—	—	$—
March 3 to March 30	1	$114.99	—	$—
Total	1		—

(1)	Private party transactions accounted for the purchase of 1 share in the period from March 3 to March 30.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.         Other Events

Amendment to 2011 Credit Agreement

On May 6, 2013,  the Credit Agreement dated October 26, 2011, among the Company and certain of its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, certain other participant banks, and the lender parties therein listed was amended to conform the terms and conditions of the agreement to the terms and conditions customarily found in credit agreements of investment-grade borrowers, including but not limited to: (i) limit the liens that can be imposed on the Company, (ii) eliminate certain collateral arrangements and subsidiary guaranties and (iii) modify covenant baskets, cross-default thresholds and subsidiary borrowing limitations. The amendment did not change the interest rate, term or amount of the revolving loan and term loan commitment.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Third Amendment dated May 6, 2013, to the Credit Agreement dated October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, and certain other participant
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

PERRIGO COMPANY
(Registrant)

Date:	May 7, 2013	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	May 7, 2013	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amendment dated May 6, 2013, to the Credit Agreement dated October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, and certain other participant
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