Form 10-K
period 2013-06-29
PERRIGO CO
filed 2013-08-15
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2013
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19725
Perrigo Company
(Exact name of registrant as specified in its charter)

Michigan	38-2799573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Eastern Avenue Allegan, Michigan	49010
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (269) 673-8451
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (without par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X]  NO  [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. YES  [  ]  NO  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  [X]  NO  [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ]  YES  [X]  NO
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 28, 2012 as reported on The NASDAQ Global Select Market, was $9,507,524,543. Shares of common stock held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of August 9, 2013, the registrant had 94,111,412 outstanding shares of common stock.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY
FORM 10–K
FISCAL YEAR ENDED JUNE 29, 2013

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

GENERAL

From its beginnings as a packager of home remedies in 1887, Perrigo Company (the "Company"), based in Allegan, Michigan, has grown to become a leading global provider of over-the-counter ("OTC") and generic prescription ("Rx") pharmaceuticals, nutritional products and active pharmaceutical ingredients ("API"). The Company’s mission is to offer “Quality, Affordable Healthcare ProductsTM”, and it does so across a wide variety of product categories primarily in the United States ("U.S."), United Kingdom ("U.K."), Mexico, Israel and Australia, and distributes into dozens of other markets around the world, including Canada, China and Latin America.
The Company operates through several wholly owned subsidiaries. In the U.S., its operations are conducted primarily through L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., PBM Products, LLC, PBM Nutritionals, LLC, Paddock Laboratories, LLC, Perrigo Diabetes Care, LLC (formerly CanAm Care, LLC), Sergeant's Pet Care Products, Inc. and Fidopharm, Inc. Outside the U.S., its operations are conducted primarily through Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Galpharm Healthcare Ltd., Orion Laboratories Pty Ltd and Rosemont Pharmaceuticals Ltd. As used herein, references to the “Company” mean Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.
The Company’s principal executive offices are located at 515 Eastern Avenue, Allegan, Michigan, 49010. Its telephone number is (269) 673-8451. The Company’s website address is www.perrigo.com, where the Company makes available free of charge the Company’s reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These filings are also available to the public at www.sec.gov and www.isa.gov.il.
The Company has four reportable segments that are aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment. This segment structure is consistent with the way management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business.

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

Transaction Agreement

On July 28, 2013, the Company entered into a Transaction Agreement (the “Transaction Agreement”) between Elan Corporation plc (“Elan”), Perrigo Company Limited (f/k/a Blisfont Limited), a company organized under the laws of Ireland (“Holdco”), Habsont Limited, a company organized under the laws of Ireland and a wholly-owned subsidiary of Holdco (“Foreign Holdco”), and Leopard Company, a Delaware Corporation and a wholly-owned subsidiary of Foreign Holdco (“MergerSub”). Under the terms of the Transaction Agreement, (a) Holdco will acquire Elan (the “Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 - 2012 (the “Scheme”) and (b) MergerSub will merge with and into the Company, with the Company continuing as the surviving corporation of the merger (the “Merger” and, together with the Acquisition, the “Transactions”). As a result of the Transactions, both the Company and Elan will become wholly-owned, indirect subsidiaries of Holdco. Prior to the closing of the Transactions, Holdco will re-register, pursuant to the Irish Companies Act 1963 - 2012, as a public limited company, the ordinary shares of which are expected to be listed on the New York Stock Exchange and the Tel Aviv Stock Exchange. Under the terms of the Transaction Agreement, (i) at the effective time of the Scheme (the “Effective Time”), Elan shareholders will be entitled to receive $6.25 in cash and 0.07636 of a newly issued Holdco ordinary share in exchange for each Elan ordinary share held by such shareholders and (ii) at the effective time of the Merger, each share of the Company's common stock will be converted into the right to receive one Holdco ordinary share and $0.01 in cash. As a result of the Transactions, former Elan shareholders are expected to hold approximately 29% of the Holdco shares and former Company shareholders are expected to hold approximately 71% of the Holdco shares.
The conditions to the implementation of the Transactions are set forth in Part A of Appendix I to the announcement (the “Rule 2.5 Announcement”) issued by Elan and the Company pursuant to Rule 2.5 of the Irish Takeover Panel Act, 1997, Takeover Rules 2007, as amended (the “Irish Takeover Rules”) on July 29, 2013 (the “Conditions Appendix”). The Rule 2.5 Announcement was furnished as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 29, 2013, and the Conditions Appendix is incorporated herein by reference as Exhibit 2.4. The implementation of the Transactions is conditioned on, among other things:

•	the adoption and approval of the Transaction Agreement by the Company's shareholders as required by the Michigan Business Corporation Act, as amended;

•
the approval of the Scheme by a majority in number of the Elan shareholders, representing 75% or more in value of the Elan ordinary shares held by such holders, present and voting either in person or by proxy, at a special meeting of Elan shareholders, and the approval by Elan shareholders of certain other resolutions relating to the Scheme at an extraordinary general meeting of Elan shareholders, and the sanction by the Irish High Court of the Scheme;

•
the approval by the New York Stock Exchange and the Tel Aviv Stock Exchange for listing (subject to the satisfaction of any conditions to which such approval is expressed to be subject) of the Holdco shares to be issued in the Acquisition and the Merger;

•	receipt of all required regulatory clearances under applicable antitrust, competition or foreign investment laws;

•
no third party having decided to take any action which would (i) make the transactions contemplated by the Transaction Agreement void or unenforceable, (ii) require the divestiture or materially alter the terms envisaged for any proposed divestiture by any member of the Perrigo group or the Elan group of all or any part of their respective businesses, assets or properties, or (iii) impose any other material limitation on, or result in a material delay in, the ability of any member of the wider Perrigo group to consummate the transactions contemplated by the Transaction Agreement;

•
the absence of any law or injunction that restrains, enjoins or otherwise prohibits consummation of the Acquisition, the Scheme, the Merger or the other transactions contemplated by the Transaction Agreement; and

•
the Registration Statement on Form S-4 to be filed by Holdco in connection with the Transactions having become effective under the Securities Act of 1933 and not being the subject of any stop order or proceedings seeking any stop order.

In addition, subject in certain instances to the approval of the Irish Takeover Panel, each party's obligation to effect the Acquisition is conditional, among other things, upon:

•	the accuracy of the other party's representations and warranties in the Transaction Agreement, subject to specified materiality standards; and

•	the performance by the other party of its obligations under the Transaction Agreement in all material respects.

Subject to any changes as may be agreed between the parties, pursuant to the Transaction Agreement, the Company and its board of directors and Holdco and its board of directors will take all actions necessary so that, effective as of the Effective Time, the directors that comprise the full Holdco board of directors will be the Company's current Board of Directors.

At the Effective Time, Elan equity awards will, pursuant to the terms of the Transaction Agreement and the applicable Elan equity incentive plan, be treated such that each Elan option and share-based award that is outstanding will fully vest and be cancelled and, in exchange, the holder thereof will receive in respect of each Elan share underlying such award, (i) in the case of options, an amount in cash determined by multiplying (x) the number of Elan shares subject to the option immediately prior to the Effective Time by (y) the excess, if any, of the Per Share Option Consideration less the applicable exercise price under the relevant option agreement and (ii) in the case of Elan share-based awards, an amount in cash determined by multiplying (x) the number of Elan shares subject to the share-based award immediately prior to the Effective Time by (y) the Per Share Option Consideration.
The “Per Share Option Consideration” is the sum of (i) $6.25 plus (ii) the product of (x) 0.07636 and (y) the average closing sale price of a Company common share for the five trading days preceding the day on which the Effective Time occurs.
Further, at the effective time of the Merger, Company equity awards will, pursuant to the terms of the Transaction Agreement and the applicable Company equity incentive plan, be treated such that each Company option and share-based award that is outstanding will be assumed by Holdco and converted into a Holdco award with the same terms and conditions, provided that the number of Holdco shares subject to such Holdco award will be determined by multiplying the number of Company shares subject to the Company award immediately prior to the effective time of the Merger by the Conversion Ratio. After this conversion, the exercise price per share of any Holdco option converted from a Company option will equal the exercise price per share of such Company option immediately prior to the effective time of the Merger divided by the Conversion Ratio.
The “Conversion Ratio” is the sum of (i) 1 plus (ii) the quotient obtained by dividing (x) $0.01 by (y) the average closing sale price of a Company common share for the five trading days preceding the day on which the Effective Time occurs.
The Transaction Agreement contains customary representations, warranties and covenants by the Company and Elan. Each of Elan and the Company has agreed, among other things, subject to certain exceptions, not to solicit any offer or proposal for specified alternative transactions, or to participate in discussions regarding such an offer or proposal with, or furnish any nonpublic information regarding such an offer or proposal to, any person that has made or, to its knowledge, is considering making such an offer or proposal. In addition, certain covenants require each of the parties to use, subject to the terms and conditions of the Transaction Agreement, all reasonable endeavors to cause the Transactions to be consummated.
Subject to certain exceptions, the Transaction Agreement also requires each of the Company and Elan to call and hold shareholders' meetings and requires the boards of directors of the Company and Elan to recommend approval of the Transactions.
The Transaction Agreement contains certain customary termination rights, including, among others, (a) the right of either Elan or the Company to terminate the agreement if either party's shareholders fail to approve the Transactions, (b) the right of either Elan or the Company to terminate the Transaction Agreement if the board of directors of the other party changes its recommendation to approve the Transactions, (c) the right of Elan to terminate the Transaction Agreement to enter into an agreement providing for a “Superior Proposal” as defined in the Transaction Agreement, (d) the right of either Elan or the Company to terminate the Transaction Agreement if the Scheme has not become effective by April 29, 2014 (the “End Date”), subject to certain conditions, provided that the End Date will be July 29, 2014 in certain circumstances and (e) the right of either Elan or the Company to terminate the Transaction Agreement due to a material breach by the other party of any of its representations, warranties or covenants, subject to certain conditions. The Transaction Agreement also provides that if the Transaction Agreement is terminated in certain specified circumstances, then the Company will pay to Elan approximately $168.9 million.
In addition, on July 28, 2013, the Company and Elan entered into an Expenses Reimbursement Agreement (“ERA”), the terms of which have been approved by the Irish Takeover Panel. Under the ERA, Elan has agreed to pay to the Company the documented, specific and quantifiable third party costs and expenses incurred by the Company in connection with the Acquisition upon the termination of the Transaction Agreement in certain specified circumstances. The maximum amount payable by Elan to the Company pursuant to the ERA is approximately $84.4 million, being one percent of the aggregate value of the issued share capital of Elan as ascribed by the terms of the Acquisition.
Bridge Credit Agreements

On July 28, 2013, Holdco entered into (i) a 364-day debt bridge loan credit agreement (the “Debt Bridge Credit Agreement”) among Holdco, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, and (ii) a 60-day cash bridge loan credit agreement (the “Cash Bridge Credit Agreement” and, together with the Debt Bridge Credit Agreement, the “Bridge Credit Agreements”) among Holdco, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent. Under the Debt Bridge Credit Agreement and the Cash Bridge Credit Agreement, Barclays Bank PLC and HSBC Bank USA, N.A. will provide Holdco, respectively, with senior unsecured debt financing in an aggregate principal amount of up to $2.65 billion and senior unsecured cash financing in an aggregate principal amount of up to $1.7 billion in each case to finance, in part, the cash component of the Acquisition consideration, the repayment of certain existing indebtedness of the Company and pay certain transaction expenses in connection with the Transactions. Certain domestic subsidiaries of the Company will accede to the Bridge Credit Agreements as guarantors simultaneously with the consummation of the Transactions and within sixty days of the Acquisition, Elan and certain of its subsidiaries will accede to the Bridge Credit Agreements as guarantors.

The closing date of the Bridge Credit Agreements (the “Closing Date”) is conditioned on, among other things, the consummation of the Transactions, accession of certain subsidiaries of the Company as guarantors, and absence of certain events of defaults under the Bridge Credit Agreements. The commitments automatically terminate on the earlier of (a) the funding and disbursement of the loans to the borrower on the Closing Date, (b) April 29, 2014 (or if all but certain regulatory conditions under the Transaction Agreement have been completed, July 29, 2014) and (c) certain other events.

Amounts outstanding under each of the Bridge Credit Agreements will bear interest, at the borrower's option, either (a) at the alternate base rate (defined as the highest of (1) Administrative Agent's prime rate, (2) the federal funds rate plus 0.50% and (3) the applicable interest rate for a eurodollar loan with a one month interest period beginning on such day plus 1.00% (the “eurodollar rate”)) or (b) at the eurodollar rate plus, in each case, an applicable margin which shall range depending on the debt rating of the borrower and the number of days which the loans remain outstanding from the date of funding. In addition the borrower has agreed to pay a non-refundable ticking interest in an amount equal to (a) until the receipt of a publicly issued senior unsecured debt rating for Holdco by the rating agencies, 0.175% of the amount of the aggregate commitments in effect from July 28, 2013, with respect to the Cash Bridge Credit Agreement, or, August 27, 2013, with respect to the Debt Bridge Credit Agreement, through the termination of the aggregate commitments entirely or when commitments are otherwise reduced to zero, and (b) after receipt of the credit ratings, the applicable ticking interest rate per annum through the termination of the aggregate commitments entirely or when commitments are otherwise reduced to zero. The borrower will also pay funding interest equal to 0.50% (x) with respect to the Debt Bridge Credit Agreement, of the aggregate amount of loans made on the Closing Date and (y) with respect to the Cash Bridge Credit Agreement, of the aggregate amount of loans outstanding thereunder 30 days after the closing date thereof. Lastly, with respect to the Debt Bridge Credit Agreement, the borrower has also agreed to pay a non-refundable duration interest on the 90th, 180th and 270th day after the Closing Date in an amount equal to the duration fee percentage (ranging from 0.50% 90 days after the Closing Date to 1.00% 270 days after the Closing Date) and the aggregate principal amount of the loans outstanding under that facility on such day.

The borrower may voluntarily prepay the loans at any time without premium or penalty. The Bridge Credit Agreements require mandatory prepayments with the net cash proceeds of certain asset sales or debt or equity issuances subject to customary exceptions, reinvestment rights and minimums. In addition to the mandatory prepayments described above, the Cash Bridge Credit Agreement also requires mandatory prepayments with cash and cash equivalents of Elan and its subsidiaries to the extent the Transactions have been consummated and to the extent permitted by applicable law. The Bridge Credit Agreements also contains customary events of default, upon the occurrence of which, and so long as such event of default is continuing, the amounts outstanding will accrue interest at an increased rate and payments of such outstanding amounts could be accelerated by the lenders. In addition, the loan parties will be subject to certain affirmative and negative covenants under the Bridge Credit Agreements.

The lenders or their affiliates have in the past engaged, and may in the future engage, in transactions with and perform services, including commercial banking, financial advisory and investment banking services, for Holdco, the Company and their respective affiliates in the ordinary course of business for which they have received or will receive customary fees and expenses. In addition, affiliates of certain of the lenders are providing advisory services to the Company in connection with the Merger.

The descriptions of the Transaction Agreement, the Conditions Appendix, the ERA and the Bridge Credit Agreements in this report have been included to provide information regarding their terms, do not purport to be complete and are subject to, and qualified in their entirety by reference to, the full text of the documents, which are attached hereto as Exhibits 2.3, 2.4, 2.5, 10.40 and 10.41 and are incorporated herein by reference. The Transaction Agreement and the Bridge Credit Agreements contain representations and warranties made by and to the parties thereto as of specific dates. The statements embodied in those representations and warranties were made only for purposes of the relevant contract between the parties thereto, were made solely for the benefit of such parties, are subject to qualifications and limitations agreement by such parties in connection with negotiating the terms of such contract, and in some cases were qualified by confidential disclosures made by such parties, which disclosures are not reflected in the relevant contract. In addition, certain representations and warranties may have been used for the purpose of allocating risk among the relevant parties rather than establishing matters as facts. None of the shareholders of the Company or Elan or any other third party should rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the Company, Elan, Holdco or any of their respective affiliates.

CONSUMER HEALTHCARE

The Consumer Healthcare ("CHC") segment is the world’s largest store brand manufacturer of OTC pharmaceutical products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal and smoking cessation; secondary product categories include feminine hygiene, diabetes care and dermatological care. In addition, the fiscal 2013 acquisitions of Sergeant's Pet Care Products, Inc. ("Sergeant's") and Velcera, Inc. ("Velcera") expanded the Company's CHC product portfolio into the animal health category.

The CHC business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico – and is developing its position in Australia. The Company's market share of OTC store brand products has grown in recent years as new products, retailer efforts to increase consumer education and awareness, and economic conditions have directed consumers to the value of store brand product offerings.
Significant Developments
On April 1, 2013, the Company completed the acquisition of 100% of the shares of privately-held Velcera, for $156.2 million, net of cash acquired. Velcera, through its FidoPharm subsidiary, is committed to providing consumers with companion pet health products that contain the same active ingredients as branded veterinary products, but at a significantly lower cost. FidoPharm products, including the PetArmor® brand flea and tick products, are available at major retailers nationwide, offering consumers the benefits of convenience and cost savings to ensure the highest quality care for their pets.

On October 1, 2012, the Company completed the acquisition of substantially all of the assets of privately-held Sergeant's for $285 million in cash. Headquartered in Omaha, Nebraska, Sergeant's is a supplier of animal health products, including flea and tick remedies, health and well-being products, natural and formulated treats and consumable products.
Consumer Healthcare Business
The Company is dedicated to being the leader in developing and marketing new store brand products and has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. This staff also responds to changes in existing national brand products by reformulating existing Company products. In the OTC pharmaceutical market, certain new products are the result of changes in product status from “prescription only” (Rx) to OTC (non-prescription). These “Rx-to-OTC switches” require approval by the Food and Drug Administration ("FDA"), a process initiated by the drug innovator, through the filing of a FDA Abbreviated New Drug Application ("ANDA") or a New Drug Application ("NDA"). As part of its strategy, the Company relies on both internal development and strategic product development agreements with outside sources. In addition, the Company also engages in contract manufacturing which focuses on partnerships with major pharmaceutical, multi-level marketing and direct-to-consumer companies by providing unique ANDA and monograph products to its contract customers to maximize sales of proprietary formulas and to utilize available capacity.
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
The Company seeks to establish customer loyalty through superior customer service by providing a comprehensive assortment of high quality, value priced products; timely processing, shipment and delivery of orders; assistance in managing customer inventories and support in managing and building the customer’s store brand business. The Company also seeks to establish customer loyalty by providing marketing support that is directed at developing customized marketing programs for the customers’ store brand products. The primary objective of this store brand management approach is to enable customers to increase sales of their own store brand products by communicating store brand quality and value to the consumer. The Company’s sales and marketing personnel assist customers in the development and introduction of new store brand products and the promotion of customers’ existing store brand products by performing consumer research, providing market information and establishing individualized promotions and marketing programs.
The Consumer Healthcare segment currently markets over 2,700 store brand products, with over 10,000 stock-keeping units ("SKUs"), to over 1,000 customers. The Company considers every different combination of size, flavor, strength and dosage form (e.g., tablet, liquid, softgel, etc.) of a given item as a separate “product”. The Company also currently manufactures and markets certain products under its Good Sense®, Sergeant's®, Sentry® and PetArmor® brands.

Listed below are major Consumer Healthcare product categories the Company markets products under store brand labels, the annual retail market size for retailers in the U.S. (according to SymphonyIRI Group), and the names of certain national brands which the Company’s store brand products compete against.

Product Categories	Retail Market Size (Billions)	Comparable National Brands
Cough/Cold/Allergy/Sinus	$7.2	Afrin®, Allegra®, Benadryl®, Claritin®, Delsym®, Dimetapp®, Mucinex®, NyQuil®, DayQuil®, Robitussin®, Sudafed®, Tavist®, Theraflu®, Triaminic®, Tylenol®, Zaditor®, Zyrtec®
Gastrointestinal	$3.9	Imodium A-D®, Maalox®, MiraLAX®, Mylanta®, Pepcid® AC, Pepto Bismol®, Phillips®, Prevacid®, Prilosec OTC®, Tagamet HB®, Tums®, Zantac®
Analgesics	$3.5	Advil®, Aleve®, Bayer®, Excedrin®, Motrin®, Tylenol®
Smoking Cessation	$0.9	Nicorette®
Animal Health	$0.5	Frontline®

The Company’s U.S.-based customers are major national and regional retail drug, supermarket and mass merchandise chains, including Walmart, CVS, Walgreens, Kroger, Target, Dollar General, Rite Aid, Sam’s Club, Costco, Petco and Petsmart and major wholesalers, including McKesson, Cardinal Health and AmerisourceBergen.
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

In contrast to national brand manufacturers, which incur considerable advertising and marketing expenditures targeted directly to the end consumer, the Consumer Healthcare segment’s primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through its customers’ in-store marketing programs. These programs are intended to communicate store brand value to the consumer by increasing visibility of store brand products and inviting comparison to national brand products. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers’ programs. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company’s marketing efforts are also directed at new product introductions and product conversions, as well as providing market data. Market analysis and research is used to monitor trends for individual products and product categories and develop category management recommendations. In addition, the Company's animal health business, which has a greater emphasis on branded products, utilizes direct to consumer advertising, including television commercials, on-line advertising, in-store display vehicles and social media, to promote product awareness.
New Product Introductions and Drug Application Approvals
The Company launched various new products in CHC in fiscal 2013, most notably guaifenesin extended-release 600 mg tablets, the first store brand equivalent to Mucinex® 600 mg extended release tablets, nicotine polacrilex mini lozenge 2 mg and 4 mg, which competes with Nicorette® mini lozenges, and dextromethorphan polistirex, which competes with the national brand Delsym® extended release oral liquid suspension. Net sales related to all new products in CHC were $53.0 million for fiscal 2013, $101.7 million for fiscal 2012 and $54.2 million for fiscal 2011. A Consumer Healthcare product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.

In fiscal 2013, the Company, on its own or in conjunction with partners, received final approval from the FDA for one OTC drug application, which was for nicotine polacrilex mini lozenge 2 mg/4 mg.

As of June 29, 2013, the Company, on its own or in conjunction with partners, had 15 OTC drug applications pending approval with the FDA.

Competition

The market for OTC pharmaceutical products is highly competitive. Competition is based on a variety of factors, including price, quality and assortment of products, customer service, marketing support and availability of and approvals for new products. The Company believes it competes favorably in these areas.
The Company’s competition in store brand products consists of several publicly traded and privately owned companies, including brand-name pharmaceutical companies. The competition is highly fragmented in terms of both geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. Some of the Company’s competitors are Dr. Reddy’s Laboratories, Ltd., Actavis Inc., Aaron Industries, Inc., Ohm Laboratories, Inc., PL Developments and LNK International, Inc. The Company’s store brand products also compete with nationally advertised brand-name products. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture more store brand products or lower prices of their national brand products. Additionally, generic prescription drug manufacturers have elected to pursue OTC marketing status for products that have switched or are switching from Rx to OTC status.

NUTRITIONALS
The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, vitamin, mineral and dietary supplement ("VMS") products, and oral electrolyte solution ("OES") products to retailers, distributors and consumers primarily in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets store brand products that are comparable in quality and formulation to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended ("Infant Formula Act"). Store brands, which are value priced and offer substantial savings to consumers, must meet the same FDA requirements as the national brands. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.
Significant Developments

To further enhance the Company's competitive position in the infant formula market, the Company transitioned the majority of its infant formula products into new plastic packaging during fiscal 2013. This followed the leading U.S. brands that had made the transition to plastic packaging over the last several years. The new packaging provides several meaningful consumer benefits compared to previous can packaging and current competitive packaging. For example, the new package is easier to open, it results in less mess/waste when accessing the powder product and it provides for more accurate scoop measuring. These plastic containers are packaged using a state-of-the-art line which includes robust sealing technology, vision systems, on-line 100% non-destructive leak detection and UV sanitation of product contact surfaces. The new packaging makes a high quality on-shelf presentation that is comparable to competing packaging. The Company believes the investment in this new packaging, by generating greater consumer preference and loyalty, will provide the opportunity to increase store brand market share.

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
The Nutritionals segment currently markets over 900 store brand products, with nearly 3,300 SKUs, to nearly 150 customers. The Company considers every different combination of size, flavor, formulation (e.g., milk-based, soy-based, etc.), strength and form (e.g., tablet, liquid, softgel, powder, etc.) of a given item as a separate “product”.
Listed below are major Nutritional product categories under which the Company markets products for store brand labels, the annual retail market size for retailers in the U.S. (according to SymphonyIRI Group) and the names of certain national brands against which the Company’s products compete.

Product Categories	Retail Market Size (Billions)		Comparable National Brands
Dietary Supplements	$6.2		Centrum®, Flintstones®, One-A-Day®, Caltrate®, Pedialyte®, Osteo Bi-Flex®
Infant Formulas	$4.0	(1)	Similac®, Enfamil®, Gerber Good Start®, Earth’s Best®
Baby & Toddler Foods	$1.5		Gerber®, Beechnut®, Earth’s Best®
(1) Includes Special Supplemental Nutrition Program for the Women, Infants and Children ("WIC") market.
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

The Nutritionals segment’s primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through its customers’ in-store marketing programs and other customer- specific vehicles. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers’ programs. Other traditional consumer marketing vehicles such as print advertising, direct mail and on-line communications are also employed to a limited extent. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. In addition to in-store marketing programs, the Nutritionals segment markets directly to consumers and healthcare professionals in an effort to promote product awareness.
New Product Introductions
Net sales related to new products in Nutritionals were $18.6 million for fiscal 2013, $69.8 million for fiscal 2012 and $16.5 million for fiscal 2011. Fiscal 2012 new product sales primarily related to the transition to the next generation of infant formulas within the product portfolio. A Nutritionals product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.
Competition
The market for infant formula and nutritional products is highly competitive. Competition is based on a variety of factors, including price, quality and assortment of products, customer service, marketing support and availability of and approvals for new products. The Company believes it competes favorably in these areas.
The Company’s competition in store brand products consists of several publicly traded and privately owned companies, including brand-name pharmaceutical companies. Some of the Company’s competitors for infant formula are Abbott Laboratories, Mead Johnson Nutrition Co., Nestle S.A. (Gerber) and Danone Baby Nutrition. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture more store brand products or lower prices of their national brand products. The Company competes in the VMS category with a number of publicly-traded and privately-owned companies, such as Bayer AG, Pfizer, Inc. and Rexall Sundown, Inc., some of which have broader product lines and larger nutrition category sales volumes than those of the Company.

PRESCRIPTION PHARMACEUTICALS
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription drugs primarily for the U.S. market. The Company defines this portfolio as predominantly “extended topical” and "specialty" as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, ophthalmics, suppositories, sprays, liquids, suspensions, solutions and powders. The portfolio also includes select controlled substances, injectables, hormones, and oral solid dosage forms. In addition, during fiscal 2013, the Company further expanded its Rx business and portfolio through various acquisitions, as further described below.
Significant Developments
On June 17, 2013, the Company acquired an ophthalmic sterile ointment and solution product portfolio from Fera Pharmaceuticals, LLC ("Fera"), a privately-held specialty pharmaceutical company for an up-front cash payment of $88.4 million, plus potential future contingent consideration of up to approximately $22 million. The acquisition of this product portfolio expanded the Company's ophthalmic offerings and position within the Rx "extended topical" space.
On February 11, 2013, the Company acquired 100% of the shares of privately-held Rosemont Pharmaceuticals Ltd. ("Rosemont") for approximately $283 million in cash. Based in Leeds, U.K., Rosemont is a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. The acquisition expanded the global presence of the Company's Rx product offering into the U.K. and Europe and added a significant number of promising prescription liquid products to the Company's portfolio.
On December 28, 2012, the Company acquired the remaining 81.5% interest of Cobrek Pharmaceuticals, Inc. ("Cobrek"), a privately-held drug development company, for $42.0 million in cash. In May 2008, the Company had acquired an 18.5% minority stake in Cobrek for $12.6 million in conjunction with entering into a product development collaborative partnership agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and an additional two FDA approved foam-based products, both of which were launched after the acquisition in the Company's third quarter of fiscal 2013. The acquisition of Cobrek further strengthened the Company's position in foam-based technologies for existing and future U.S. Rx products.
Rx Business
The Company develops, manufactures and markets primarily generic "extended topical" and other specialty prescription pharmaceuticals. Topical and specialty products are manufactured at the Company’s New York, Minnesota, Israel and U.K. facilities and are also sourced from various FDA-approved third parties. The Company also manufactures certain other generic products, namely oral solids and oral liquids at its Michigan facilities. The Company’s current development areas include other delivery systems such as nasal sprays, oral liquids, metered dose inhalers, injectables and transdermal products, some of which are developed with third parties. Other areas of expertise include the production capabilities for controlled substance and hormonal products. Pharmaceuticals are manufactured, labeled and packaged in facilities that comply with strict regulatory standards and meet customers’ stringent requirements.
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
The Rx Pharmaceuticals segment currently markets approximately 700 generic prescription and ORx® products, with almost 1,400 SKUs, to approximately 300 customers. A SKU for a generic prescription product is a unique combination of the product’s package size, ingredient strength and dosage form (e.g., tablet, syrup, cream, foam, ointment, gel, etc.). The Company generally holds the ANDA or product application for the drugs that it manufactures or enters into an arrangement with the application holder for the manufacture and/or marketing of certain products.

Listed below are certain generic prescription products, including authorized generic and ORx® products, that the Company manufactures and/or distributes:

Generic Name	Competitive Brand-Name Drug
Acetylcysteine injection	Acetadote®
Adapalene cream	Differin®
Ammonium lactate cream and lotion	Lac-Hydrin®
Bacitracin ophthalmic ointment	N/A
Betamethasone foam	Luxiq®
Benzoyl peroxide gel	Benzac®
Cetirizine tablets and syrup	Zyrtec®
Ciclopirox shampoo	Loprox®
Clindamycin phosphate and benzoyl peroxide gel	Duac®
Clindamycin phosphate foam and solution	Evoclin®, CleocinT®
Clindamycin palmitate hydrochloride	Cleocin®
Clobetasol foam, lotion and shampoo	Olux®, Olux-E®, Clobex®
Econazole nitrate cream	Spectazole®
Erythromycin and benzoyl peroxide gel	Benzamycin®
Erythromycin ophthalmic ointment	N/A
Erythromycin pads	Erycette®, T-Stat®
Fluticasone ointment and cream	Cutivate®
Griseofulvin oral suspension	Grifulvin V®
Halobetasol ointment and cream	Ultravate®
Ibuprofen oral suspension	Motrin®
Imiquimod cream	Aldara®
Ketoconazole shampoo and foam	Nizoral®, Extina®
Levocetirizine tablets and solution	Xyzal®
Liothyronine sodium tablets	Cytomel®
Mesalamine rectal suspension enema	Rowasa®
Mometasone cream, ointment and lotion	Elocon®
Mupirocin ointment	Bactroban®
Nystatin topical powder	Mycostatin®
Omeprazole tablets	Prilosec®
Permethrin cream	Elimite®
Polyethylene glycol 3350	MiraLAX®
Salicylic acid shampoo	Salex®
Selenium sulfide shampoo	Selsun®
Sodium sulfacetamide wash	Ovace ®
Terconazole suppositories	Terazol 3®
Testosterone cypionate injection	Depo®
Tretinoin cream and gel	Retin-A®
Triamcinolone acetonide nasal spray	Nasacort® AQ
Trospium tablets	Sanctura® XR

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
New Product Introductions and Drug Application Approvals
The Company recently launched several new generic or authorized generic prescription products in Rx, including betamethasone foam, acetylcysteine injection, clobetasol emollient foam and trospium tablets, which contain the same active ingredients present in the same dosage forms as Luxiq®, Acetadote®, Olux-E® and Sanctura® XR, respectively. Net sales related to new products were approximately $48.6 million for fiscal 2013, $35.1 million for fiscal 2012 and $81.1 million for fiscal 2011. An Rx Pharmaceuticals product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.

In fiscal 2013, the Company, on its own or in collaboration with partners, received final approval from the FDA for four prescription drug applications for the following products:

•	betamethasone foam

•	clobetasol emollient foam

•	trospium tablets

•	testosterone gel 1%

     As of June 29, 2013, the Company, on its own or in collaboration with partners, had 34 generic Rx drug applications pending approval with the FDA.

Collaboration Agreements
The Company actively collaborates with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. See Note 1 of the Notes to Consolidated Financial Statements for more information regarding the Company’s method for recognizing revenue and expenses related to collaboration agreements, as well as Note 19 of the Notes to Consolidated Financial Statements for more information regarding the Company’s current collaboration agreements.
Competition
The market for generic prescription drugs is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of a branded product (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations and manufacturers of therapeutically similar drugs. Among the Company’s competitors are Actavis, Apotex, Glenmark Generics Inc., Impax, Prasco, Sandoz, Taro Pharmaceuticals, Teva Pharmaceutical Industries Ltd., Triax Pharmaceuticals, and Zydus Pharmaceuticals, as well as brand-name pharmaceutical companies where the Company offers a generic equivalent.
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

Significant Developments

The Company has had a long-standing commercial agreement (the "API Agreement") with a customer to supply an API for use in a generic finished dosage pharmaceutical product that was launched in the fourth quarter of fiscal 2012. Due to unexpected developments in that market formation, the Company's customer was able to launch its product with 180-day exclusivity status, which ended during the Company's second quarter of fiscal 2013. As a result, the Company's API operating results were positively impacted by approximately $11.0 million in the fourth quarter of fiscal 2012, and $19.0 million in fiscal 2013.
To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited ("Vedants"), an API manufacturing facility in India, for $11.5 million in cash. In the fourth quarter of fiscal 2013, the Company signed a definitive agreement to purchase the remaining 15% stake in Vedants for approximately $7.5 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The purchase is expected to close in the first quarter of fiscal 2014. The facility, located approximately 30 miles outside of Mumbai, is currently under construction and will manufacture the Company’s current and future high-volume API products, as well as expand the Company’s vertical integration of Rx and future candidate Rx-to-OTC switch products. Manufacturing of API at this facility is expected to begin during fiscal 2014, with shipments expected to commence in fiscal 2015.

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
The Company currently manufactures and markets to generic and branded pharmaceutical companies worldwide the following API products:

Ammonium lactate	Levocetirizine dihydrochloride
Anastrozole	Midazolam base
Cetirizine dihydrochloride	Midazolam maleate
Cilostazol	Modafinil
Cisatracurium	Mometasone furoate
Donepezil hydrochloride	Mometasone furoate monohydrate
Exemestane	Moxonidine
Fenofibrate	Omeprazole magnesium
Flumazenil	Palonosetron hydrochloride
Fluticasone propionate	Pentoxifylline
Granisetron hydrochloride	Rocuronium bromide
Granisetron base	Rotigotine
Halobetasol	Temozolomide
Imiquimod	Terbinafine hydrochloride
Imatinib mesylate	Tramadol hydrochloride
Letrozole

New Product Introductions
There were no new API product launches during fiscal 2013. For fiscal 2012 and 2011, net sales related to new products were approximately $7.1 million and $32.0 million, respectively. Fiscal 2011 new product sales primarily relate to sales to the European market of temozolomide, which the Company launched during the third quarter of fiscal 2010. An API product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.
Competition
The API segment operates in a highly competitive, price sensitive market in which the Company’s customers continue to consolidate and/or vertically integrate, thereby creating a smaller customer base. Since other manufacturers of API typically do not offer all of the same product lines or serve all of the same markets as the Company’s API segment, the segment competes on a product-by-product basis with a number of different competitors. The Company’s API business is subject to increased price competition from other manufacturers of API located mostly in India, China and Europe. This competition may result in the loss of API clients and/or decreased profitability in this business segment. However, the Company believes that its regulatory position, market reputation, client relationships and ability to manufacture difficult-to-develop API provide it with a competitive position.

OTHER
The Company has an Other category comprised of Israel Pharmaceutical and Diagnostic Products, which does not meet the quantitative threshold required to be a separately reportable segment. The Israel Pharmaceutical business includes the marketing and manufacturing of branded and generic prescription drugs under long-term exclusive licenses and the importation and distribution of pharmaceutical and other medical products into Israel based on exclusive agreements with the manufacturers. The Israel Diagnostics business is a leading player in the medical and clinical laboratory market in Israel, supplying instrumentation, reagents and consumables to customers under multi-year agreements.
Competition
The Company’s Other category operates in competitive markets. These markets are based primarily in Israel, but the Company is also subject to competition in those markets from large multi-national companies looking to expand their position in the local Israeli market. In most instances, these companies are significantly larger than the Company on a global basis with greater financial resources and product lines. The Company also has several significant product supply agreements with outside vendors. As a result, the Company’s competitive position is largely dependent on its ability to maintain these agreements. The Company believes that its competitive advantages consist of its deep knowledge of the local markets, relevant infrastructure, customer relationships and strong local brand recognition.

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS
Research and Development
Research and development are key components of the Company’s business strategy and, while managed centrally on a global basis, are performed in various locations in the U.S. and abroad. Development for both the Consumer Healthcare and Nutritionals markets focuses on products comparable or better in formulation, quality and effectiveness to existing national brand OTC products, nutritional supplement products, infant formulas and Rx-to-OTC switch products. The Company's animal health products focus on both generic and branded product development. Development of generic prescription drugs, primarily for the U.S. market, focuses on complex formulations, many of which require costly clinical endpoint trials. Development of generic products for the UK market focuses on oral liquid formulations for the branded Rx products for which liquid formulations are not available. Development of API for the global market also focuses on complex products with high barriers to entry. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.
Research and development spending was $115.2 million for fiscal 2013, $105.8 million for fiscal 2012 and $89.3 million for fiscal 2011. In addition, during fiscal 2013, the Company incurred an impairment charge of $9.0 million related to the write-off of certain in-process research and development intangible assets that were acquired as part of the acquisition of Paddock Laboratories, Inc. ("Paddock") due to changes in the projected development and regulatory timelines for various projects. Fiscal 2013 included research and development expenses resulting from the Sergeant's, Rosemont and Velcera acquisitions. Fiscal 2012 included incremental research and development expenses attributable to the Paddock acquisition. The Company anticipates that research and development expenditures will increase above fiscal 2013 levels in dollar terms but remain relatively flat as a percentage of net sales in the foreseeable future as the Company continues to cultivate its presence in the generic pharmaceutical market and to develop its internal research and development capabilities.
Trademarks and Patents
The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent or group of trademarks or patents.
Significant Customers
The Company believes its primary customer base aligns with the concentration of large drug retailers in the current marketplace of the retail drug industry. Walmart accounted for 19% of consolidated net sales for fiscal 2013, 20% for fiscal 2012 and 22% for fiscal 2011. Should Walmart’s current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company’s consolidated operating results and financial position. The Company does not anticipate such a change in the foreseeable future. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. Currently the Company has generally good relationships with all of its customers.
Manufacturing and Distribution
The Company’s primary manufacturing facilities are located in the U.S. and Israel (see Item 1A. Risk Factors – Conditions in Israel for further information). The Company also has secondary manufacturing facilities located in the U.K., Mexico and Australia, along with joint ventures located in China and India. The Company supplements its production capabilities with the purchase of some product from outside sources. During fiscal 2013, the approximate average capacity utilization was 73% and 90% for the Company’s facilities in the U.S. and Israel, respectively. The capacity of some facilities may be fully utilized at certain times due to various reasons, such as customer demand, the seasonality of the cough/cold/flu, allergy or flea and tick seasons and new product launches. The Company may utilize available capacity by contract manufacturing for other companies.
The Company has logistics facilities located in the U.S., Israel, the U.K., Mexico and Australia. Both contract freight and common carriers are used to deliver products.

Seasonality
Revenues in the Company’s Consumer Healthcare segment are generally subject to the seasonal demands for cough/cold/flu products in its second and third fiscal quarters and allergy products in its first and fourth fiscal quarters. Historically, the Company’s sales of these products have varied from year to year based in large part on the severity and length of the cough/cold/flu season. While the Company believes that the severity and length of these seasons will continue to impact its sales of cough/cold/flu/oral electrolytes and allergy products, there can be no assurance that the Company’s future sales of these products will necessarily follow historical patterns. In addition, with the Sergeant's and Velcera acquisitions discussed in the Consumer Healthcare segment, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Revenues for the Nutritionals, Rx Pharmaceuticals and API segments, as well as the Other category, are generally not impacted significantly by seasonal conditions.
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

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72.5 million, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. On January 9, 2013, the District Court of Beer-Sheva ruled in favor of the Company. On February 20, 2013, the plaintiffs filed an appeal to the Supreme Court. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

Corporate Social Responsibility

The Company is committed to doing business in an ethical manner. The Company has a long history of environmentally sound and efficient operations, safe and healthy working conditions, and active participation in the communities where the Company is located.

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

Through these efforts, the Company strives to minimize its impact on the environment, drive responsible business practices and ensure the welfare of its employees now and into the future.
Government Regulation
The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company’s products are subject to regulation by one or more U.S. agencies, including the FDA, the FTC, the DEA, the USDA, the EPA and the Consumer Product Safety Commission ("CPSC"), as well as several foreign, state and local regulatory agencies in localities in which the Company’s products are sold. In addition, the Company manufactures and markets certain of its products in accordance with standards set by organizations, such as the United States Pharmacopeial Convention, Inc. ("USP"), NSF International ("NSF"), and the International Organization for Standardization ("ISO"). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

U.S. Food and Drug Administration
The FDA has jurisdiction over the Company’s ANDA, NDA and OTC monograph drug products, infant formulas, dietary supplements, food products and medical devices. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage and distribution of these products.
OTC and U.S. Generic Prescription Pharmaceuticals - Many of the Company’s OTC pharmaceutical products are regulated under the OTC monograph system and subject to certain FDA regulations. OTC monographs have been established through the FDA’s OTC Review utilizing the notice-and-comment rulemaking procedures. Under the OTC monograph system, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an ANDA or NDA prior to marketing. The FDA OTC monographs include well-known ingredients and specify requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements; however, these products can be developed and marketed without prior FDA approval unlike products requiring a submission and approval of an ANDA or NDA. In general, it is less costly to develop and bring to market a product regulated under the OTC monograph system. From time to time, adequate information may become available to the FDA regarding certain ANDA or NDA drug products that will allow the reclassification of those products as no longer requiring the approval of an ANDA or NDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC monograph system. The FDA and USP have embarked on an initiative to modernize the monograph requirements of OTC drugs. The Company is monitoring the situation and will make appropriate adjustments to remain in compliance. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.
The Company also markets generic prescription drugs and other products that have switched from prescription to OTC status through an application process initiated by the innovator company that holds the original clinical trial data. These products require approval by the FDA of an ANDA or NDA prior to commercial marketing. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing controls, clinical safety, efficacy and/or bioequivalence, packaging and labeling. The development process for a generic drug generally requires less time and expense than the development process for a new drug. The FDA requires the ANDA or NDA sponsor to submit data demonstrating the product is bioequivalent to the reference listed drug. Bioequivalence studies for systematically absorbed products are typically performed using a small number of subjects in a controlled clinical environment. Products that are locally acting require end-point clinical studies, with a significant number of subjects, performed in patient populations, and are generally larger in study size and longer in duration. The current ANDA median approval time is approximately 34 months from the date an ANDA is submitted. NDA approval times are significantly shorter and typically are achieved in 16 months or less. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes can be implemented and whether prior FDA notice and/or approval is required.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act), a company submitting an NDA can obtain a three-year period of marketing exclusivity for an Rx product or an Rx to OTC switch product if the company performs a clinical study that is essential to FDA approval. Longer periods of exclusivity are possible for new chemical entities and orphan drugs. While the exclusivity period is in force, the FDA cannot approve any ANDAs for a similar or equivalent generic product. Where three years of exclusivity is granted to the innovator company, the Company will be unable to market the product during this period unless the Company establishes a relationship with the company having exclusive marketing rights. There can be no assurance that, in the event the Company applies for FDA approvals, the Company will obtain the approvals to market Rx, Rx to OTC switch products or OTC ANDA products or, alternatively, that the Company will be able to obtain these products from other manufacturers.
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

If the Company is first to file its ANDA and meets certain requirements relating to the patents owned or licensed by the brand company, the Company may be entitled to a 180-day generic exclusivity period for that product. When a company submits an ANDA, the company is required to include a patent certification to certain patents that are identified with the innovator product. If the ANDA applicant challenges the validity of the innovator’s patent or certifies that its product does not infringe the patent, thereby seeking to market its product prior to the patent expiry, the product innovator may sue for infringement. The legal action would not ordinarily result in material damages but could prevent the Company from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action and that action could have the effect of triggering a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months from when the innovator was notified of the patent challenge. In addition, if generic exclusivity is granted to the Company, there can be no assurance that the Company will be able to market the product at the beginning of the exclusivity period or that the exclusivity will not be shared with other generic companies, including authorized generics. It is possible that more than one applicant files the first ANDA on the same day and exclusivity is shared. This may happen by chance, but more likely when there is a certain type of innovator exclusivity that prevents the filing of all ANDAs until a specific date. As a result of events that are outside of the Company’s control, the Company may forfeit its exclusivity. Finally, if the Company is not first to file its ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of the Company’s product.
The Company’s prescription drug products that are marketed without approved applications must meet certain manufacturing and labeling standards established by the FDA. The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s September 2011 compliance policy guide, titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those marketed as unapproved drugs with potential safety risks and that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. See further information related to regulation by the FDA in Item 1A. Risk Factors.
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
The Company submits a Drug Master File ("DMF") for active pharmaceutical ingredients to be commercialized in the U.S. The DMF filings provide an efficient mechanism for FDA review while protecting the Company’s proprietary information related to the manufacturing process. The manufacturing facilities are inspected by the FDA to assess cGMP compliance. The manufacturing facilities and production procedures utilized must be cGMP compliant before API may be exported to the U.S. For European markets, the Company submits a European DMF and, where applicable, obtains a certificate of suitability from the European Directorate for the Quality of Medicines. The manufacturing facilities and production procedures for API marketed in Europe must meet EU-GMP and European Pharmacopeia standards.
Infant Formula - The FDA’s Center for Food Safety and Applied Nutrition is responsible for the regulation of infant formula. The Office of Nutritional Products, Labeling and Dietary Supplements ("ONPLDS") has program responsibility for infant formula, while the Office of Food Additive Safety ("OFAS") has program responsibility for food ingredients and packaging. The ONPLDS evaluates whether the infant formula manufacturer has met the requirements under the FFDCA and consults with the OFAS regarding the safety of ingredients in infant formula and of packaging materials for infant formula.

All manufacturers of pediatric nutrition products must begin with safe food ingredients, which are either generally recognized as safe or approved as food additives. The specific requirements for infant formula are governed by the Infant Formula Act. The purpose of the Infant Formula Act is to ensure the safety and nutrition of infant formulas, including minimum, and in some cases, maximum levels of specified nutrients.
Once an infant formula product is formulated, the manufacturer must provide regulatory agencies assurance of the nutritional quality of that particular formulation before marketing the infant formula. The FDA has established requirements for certain labeling, nutrient content, and manufacturer quality control procedures (to assure the nutrient content of infant formulas), as well as for company records and reports. A manufacturer must notify the FDA 90 days before the marketing of any infant formula that differs fundamentally in processing or in composition from any previous formulation produced by the manufacturer. The FDA currently is finalizing revised good manufacturing practices, quality control procedures, quality factors, notification requirements, and reports and records, for the production of infant formulas. The Company is actively monitoring FDA proposed changes and will make appropriate adjustments to remain in compliance.
In addition, as part of its responsibility to implement the provisions of the FFDCA, the FDA continuously monitors infant formula products. The FFDCA requires infant formula manufacturers to test product composition during production and shelf-life, to keep records on production, testing and distribution of each batch of infant formula and to use current good manufacturing practices and quality control procedures. In addition, the FFDCA requires infant formula manufacturers to maintain records of all complaints and adverse events, some of which are reviewed to reveal the possible existence of a health hazard. The FDA conducts yearly inspections of all facilities that manufacture infant formula. The FDA also inspects new facilities during early production runs. As part of the inspection, the FDA collects and analyzes samples of infant formula.
Dietary Supplements - The Dietary Supplement Health and Education Act of 1994 ("DSHEA") amended the FFDCA to, among other things: (1) define dietary supplements and dietary ingredients, (2) require ingredient and nutrition labeling for dietary supplements, (3) permit “structure/function” statements for dietary supplements, (4) permit the display of certain published literature where supplements are sold, (5) authorize the FDA to establish GMPs specifically for dietary supplements, and (6) require the submission of New Dietary Ingredient notification to the FDA.
The DSHEA provides specific nutrition labeling requirements for dietary supplements that are slightly different than those for conventional foods. All supplements must bear a “Supplement Facts” box, which lists all of the supplement’s dietary ingredients using nomenclature as specified by FDA regulation. DSHEA also permits dietary supplements to bear statements (1) claiming a benefit related to a classical nutrient deficiency disease, provided the prevalence of the disease in the U.S. is disclosed, (2) describing the role of a nutrient or dietary ingredient intended to affect the structure or function in humans, (3) characterizing the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, and (4) describing general well-being from consumption of a nutrient or dietary ingredient. The Company is subject to regulations published by the FDA clarifying the types of “structure function” statements permissible in dietary supplement labeling. Such statements cannot expressly or implicitly state that a dietary supplement has any effect on a “disease.”

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
On June 25, 2007, the FDA issued Final GMP Regulations specific to Dietary Supplements, which became effective as they relate to the Company on June 25, 2008. The Company continues to invest in its Dietary Supplement operations to ensure compliance with the regulations. The FDA began inspecting the industry after the June 25, 2008 compliance date. The Company continuously monitors FDA activities, including publicly available inspection reports of other companies' inspections, to ensure that its operations and quality systems are maintained in a state of compliance based on the current interpretation of the regulations. The Company has not yet been inspected and cannot determine with certainty what effects the FDA's future interpretations of the regulations will have on its business. The GMP regulations and FDA's future interpretations of these regulations could, among other things, require expanded documentation of the manufacturing processes for certain products or additional analytical testing for certain ingredients. In addition, several bills have been introduced in Congress that could, if enacted, affect the manufacture and marketing of dietary supplements. The Company cannot predict whether new legislation regulating the Company's activities will be enacted or what effect any legislation would have on the Company's business
The DSHEA requires that the FDA be notified at least 75 days in advance of the introduction of a dietary supplement that contains a dietary ingredient that was introduced to market after October 15, 1994 or was present in the food supply in a form where the food had not been chemically altered. The notification must provide information establishing that the dietary supplement containing the dietary ingredient will reasonably be expected to be safe.

Food Safety Modernization Act - Portions of the Nutritionals segment's business are subject to the Food Safety Modernization Act (“FSMA”), which became law in 2011. The stated purpose of the FSMA is to ensure U.S. foods are safe by shifting the focus from containment of contamination to prevention. The law mandates comprehensive, prevention-based controls within the food industry. It also gives the FDA mandatory recall authority for all food products and greater authority to inspect food producers. The FSMA impacts food and food ingredient imports through a supplier verification program. Under the FSMA, the FDA is also taking steps toward product tracing to enable more efficient product source identification in the event of an outbreak. The FDA has yet to issue a complete set of regulations under the FSMA. Additional clarity is expected once the regulations are finalized.

U.S. Department of Agriculture

The Organic Foods Production Act enacted under Title 21 of  the 1990 Farm Bill established uniform national standards for the production and handling of foods labeled as “organic”. The Company's infant formula manufacturing sites in Vermont and Ohio adhere to the standards of the USDA National Organic Program for the production, handling, and processing to maintain the integrity of organic products. The Company's infant formula manufacturing sites in Vermont and Ohio are USDA-certified, enabling them to produce and label organic products for domestic and international markets.

U.S. Environmental Protection Agency

Pet Care Products - The U.S. Environmental Protection Agency ("EPA") is responsible for the regulation of companion animal flea and tick products that are applied and act topically. The active ingredients in flea and tick products are pesticides that are regulated under the Federal Insecticide, Fungicide, and Rodenticide Act. Pesticides cannot be distributed or sold in the U.S. unless they are registered with the EPA.

The EPA may grant a pesticide registration to an applicant after making a determination that the use of the pesticide product will meet the statutory requirement that it will not cause “unreasonable adverse effects on the environment”, i.e. the product will not present an unreasonable risk. An applicant must demonstrate that a pesticide product meets the safety and efficacy standards required by EPA by submitting an extensive battery of toxicology and efficacy studies, or by providing reference to pre-existing data for the evaluation of possible risks to both humans and the animals that may be exposed to the pesticide product. The EPA will not approve a product if there is any reason to doubt that the product can be used safely and efficaciously.

When EPA issues a registration for a pesticide product, the EPA approves the precise formula for the product and the language in the product labeling. It is a violation of federal law for a company to distribute or sell a pesticide product that deviates from the formulation composition and label language approved by the EPA. The EPA and state regulators conduct cooperative compliance programs to monitor pesticide products and if necessary, take appropriate enforcement actions.

In addition to the registration process, the EPA conducts a registration review program that periodically re-evaluates pesticides that the EPA has approved. New studies may be required, additional safety and use restrictions may be mandated, and, if the EPA decides that a product no longer meets the required safety and efficacy standards, the EPA can cancel the product registration.

Companies that hold pesticide product registrations must report any adverse events that may result from the use of the products. The EPA reviews these reports and may take action to modify or withdraw a registration if the EPA decides that such action is necessary to ensure that the pesticide products meet the stringent safety and efficacy standards mandated by law.
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
The Company is subject to the requirements of the CSA and DEA regulations in the handling of any controlled substances in schedules II – V or any of the List I chemicals. Specifically, the Company is subject to regulation in the commercial manufacture and distribution of products containing the List I drug pseudoephedrine and products containing the schedule II drugs morphine, hydromorphone and opium. As a result of a series of amendments to the CSA, the DEA has imposed increased restrictions on the manufacture and distribution of pseudoephedrine products. For example, the Comprehensive Methamphetamine Control Act of 1996 was enacted to authorize the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine ("PPA"). While certain of the Company’s OTC drug products contain pseudoephedrine, which is a common ingredient in nasal decongestant products, the Company’s U.S. products contain neither ephedrine nor PPA.
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

As described herein, CMS rules require pharmaceutical companies to calculate and report the AMP to CMS on a monthly as well as a quarterly basis. In addition to using this information to calculate rebates, CMS is preparing to use AMP to calculate a type of federal ceiling on reimbursement rates for multiple source drugs to pharmacies under the Medicaid program, known as the federal upper limit (“FUL”). Prior to using AMP, CMS typically used pricing data from third party compendia, such as the Average Wholesaler Price (“AWP”) or Wholesaler Acquisition Cost (“WAC”), in the calculation of FULs. Health reform legislation enacted in 2010 amended the statutory definition of AMP and also amended the definition of “multiple source drug” in a manner that materially affects the calculation of FULs. CMS has begun posting draft AMP-based FUL reimbursement files on the CMS website that are calculated based on the requirements of the health reform legislation. Currently, the FUL reimbursement files are for review and comment only; however, CMS has announced that it plans to publish final FULs after a period of releasing them in draft format. CMS issued a proposed rule in February 2012 that provided guidance on the revised AMP definition and calculation of FULs but has not issued a final rule. Separately, under existing statutory authority granted by the Deficit Reduction Act of 2005, CMS has begun collecting retail survey price information from retail community pharmacies to generate publicly available pricing files. CMS expects that the pricing files will provide state Medicaid agencies with an array of covered outpatient drug prices concerning retail pharmacy acquisition costs and consumer purchase prices and that state agencies can use this information to compare their own reimbursement and pricing methodologies and rates to those derived from the surveys. CMS has begun posting drafts of this retail survey price information in the form of draft National Average Drug Acquisition Cost ("NADAC") files, which reflect retail community pharmacy invoice costs, and National Average Retail Price ("NARP") files, which reflect retail community pharmacy prices to consumers. Currently, the retail survey price information files are for review and comment only. The Company does not know how the new methodologies for calculating AMP and FULs or the retail survey price information will affect the Company's pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. The Company cannot predict how the sharing of weighted average monthly AMP data and retail survey prices may impact competition in the marketplace.
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

State Regulation
Most states regulate and require approval of a license to manufacture and distribute foods, drugs and pet care products under laws that generally parallel federal statutes. License requirements and fees vary by state. The Company is also subject to other state consumer health and safety regulations that could have a potential impact on the Company’s business if the Company is ever found to be non-compliant.
United States Pharmacopeial Convention
The USP is a non-governmental, standard-setting organization. By reference, the Federal Food, Drug and Cosmetic Act incorporates the USP quality and testing standards and monographs as the standard that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed on the product’s labeling. USP standards exist for most Rx and OTC pharmaceuticals and many nutritional supplements. The FDA typically requires USP compliance as part of cGMP compliance.
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
International Organization for Standardization

ISO is an internationally recognized standard setting body. The Company's infant formula manufacturing sites are ISO 9001-2008 Certified for Quality Management Systems and are currently the only infant formula manufacturer in the U.S. to earn this status. ISO inspections are conducted at least annually. This ISO Standard specifies requirements for a Quality Management System that demonstrates the ability to consistently provide product that meets customer and applicable regulatory standards and includes processes to ensure continuous improvement.
Foreign Regulation
The Company, through its affiliates located in the U.K., manufactures, packages and distributes OTC and prescription pharmaceuticals and provides contract manufacturing and packaging services for major pharmaceutical and healthcare companies in the U.K. and for export to markets outside the U.K. The manufacturing, processing, formulation, packaging, testing, labeling, advertising and sale of these products are subject to regulation by one or more U.K. agencies, including the Medicines and Healthcare Products Regulatory Agency, the Department of Health, the Department of the Environment, Her Majesty’s Customs and Excise, the Department of Trade and Industry, the Health and Safety Executive and the Department of Transport.
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

The Company exports OTC pharmaceutical and nutritional products, including infant formula, to foreign countries. Exporting requirements are regulated by the FDA and, where appropriate, DEA laws, as well as each individual country’s requirements for importation of such products. Each country requires approval of these products through a registration process by that country’s regulatory agencies. Registration requirements include the process, formula, packaging, testing, labeling, advertising and marketing of the products. Each country regulates what is required and may be represented to the public on labeling and promotional material. Approval for the sale of the Company’s products by foreign regulatory agencies may be subject to delays.

The Company manufactures, packages and distributes infant formula products in the U.S., which are exported to customers in China. These products are subject to regulation by multiple Chinese regulatory agencies. The regulations applicable to infant formula and imported infant formulas are evolving, and further regulatory revisions are expected to be implemented in the future.
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

Employees
As of August 9, 2013, the Company had approximately 9,900 full-time and temporary employees worldwide, located as follows:

Country	Total Number of Employees	Number of Employees Covered by Collective Bargaining Agreements
U.S.	6,400	340
Israel	1,300	600
Mexico	1,100	690
U.K.	750	—
Rest of the world	350	—

Item 1A.	Risk Factors.

Risks Related to the Transactions
A significant delay in consummating or a failure to consummate the Transactions could have a material adverse effect on the Company's stock price and operating results.
On July 28, 2013, the Company entered into the Transaction Agreement, under the terms of which Holdco will acquire Elan pursuant to the Scheme and MergerSub will merge with and into the Company, with the Company continuing as the surviving corporation of the Merger. Because the Transactions are subject to certain closing conditions, it is possible that the Transactions may not be completed or may not be completed as quickly as expected. If the Transactions are not completed, it could have a material adverse effect on the Company's stock price. In addition, any significant delay in consummating the Transactions could have a material adverse effect on the Company's operating results and adversely affect the Company's customer and supplier relationships and would likely lead to a significant diversion of management and employee attention and potential employee attrition.
The Company and Elan must obtain approvals and governmental and regulatory consents to complete the Transactions, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the Transactions, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Transactions.
Conditions to implementation of the Transactions include, among others, the expiration or termination of all waiting periods under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and foreign antitrust laws. The governmental agencies from which the parties will seek these approvals have broad discretion in administering the governing regulations. As a condition to their approval of the Transactions, governmental agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the Company's business after consummation of the Transactions. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Transactions or may reduce the anticipated benefits of the business combination. If the Company and Elan agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the Transactions, these requirements, limitations, costs, divestitures or restrictions could adversely affect the Company's ability to integrate its operations with Elan operations or reduce the anticipated benefits of the Transactions. This could result in a failure to consummate the Transactions or have a material adverse effect on the Company's business and results of operations.
Expenses related to the proposed acquisition are significant and will adversely affect the Company's operating results.
The Company has incurred and expect to continue to incur significant expenses in connection with the proposed acquisition, including legal and investment banking fees. The Company expects these costs to have an adverse effect on its operating results. In addition, if the acquisition is not consummated under certain circumstances, the Company may be required to pay to Elan a termination fee of approximately $168.9 million. The effect of this termination fee may discourage competing bidders from presenting proposals to acquire or merge with the Company that, from a financial perspective, might be superior to the terms of the Transactions. The Company's financial position and results of operations would be adversely affected if it were required to pay the termination fee to Elan.
Restrictions on the conduct of the Company's business prior to the completion of the proposed acquisition may have a negative impact on its operating results.
The Company has agreed to certain restrictions on the conduct of its business in connection with the proposed acquisition that requires it to refrain from certain activities in its conduct of business before the Transactions are consummated. These restrictions may delay or prevent the Company from undertaking business opportunities that may arise pending completion of the acquisition.

The fact that the Transactions are pending could have an adverse effect on the Company's business, revenue and operating results.
While the Transactions are pending, it creates uncertainty about the Company's future that may adversely affect its business, revenue and results of operations, including:

•	the diversion of management and employee attention;

•	the fact that the Company's has incurred and will continue to incur significant expenses related to the Transactions;

•
the effect of the announcement or pendency of the Transactions on the Company's business relationships, operating results and business generally, including with respect to its suppliers and its customers; and

•
the risk that, if Elan breaches the Transaction Agreement, damages may not fully compensate the Company for such breach and associated litigation may arise and be costly and disruptive to the Company's operations.

If the Transactions occur, the Company's shareholders will suffer dilution of their investment and, as a result, will not benefit fully from any subsequent appreciation in the Company's business.

After the Merger, the Company will cease to be a public company and will be a wholly-owned indirect subsidiary of Holdco. The Company's former shareholders are only expected to hold approximately 71% of the Holdco shares immediately after the Transactions. As a result, the Company's former shareholders' participation in any future earnings or growth of the Company will be diluted.

The Company may fail to realize benefits estimated as a result of the Transactions.

The success of the Transactions will depend, in part, on the Company's ability to realize the anticipated synergies, business opportunities and growth prospects from combining its business with that of Elan as subsidiaries under the new Holdco parent company. The Company may never realize these anticipated synergies, business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures. Employees might leave or be terminated because of the Transactions. The Company's management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. Assumptions underlying estimates of expected cost savings may be inaccurate and general industry and business conditions might deteriorate. If any of these factors limit the Company's ability to integrate its operations with those of Elan successfully or on a timely basis, the expectations of future results of operations, including certain cost savings and synergies expected to result from the Transactions, might not be met.

Risks Related to the Bridge Credit Agreement

The Company may not be able to obtain reasonable financing terms in connection with the refinancings it expects to undertake for the Elan Transaction, and any such refinancings may have a negative effect on the Company's business and result in changes to its capital structure.

In connection with the Elan Transaction, the Company expects to refinance all or a portion of its outstanding indebtedness and incur additional indebtedness. The Company may not be able to refinance its existing indebtedness or obtain additional financing on similar terms, as credit markets may be uncertain and potentially volatile. The Company may be required to incur indebtedness with terms less favorable than its existing indebtedness in order to complete the Elan Transactions, which could have a material adverse effect on the Company's ability to execute its business strategy and its results of operations. The Company has entered into certain bridge facilities in connection with the Elan Transaction. To the extent these bridge facilities are drawn upon, the Company would be required to quickly refinance such indebtedness, further enhancing the foregoing risks. If the Company is unable to refinance the bridge facilities, it may also be required to sell certain assets to repay those facilities, which may not occur on favorable terms and may negatively impact its business plans.

In addition, any refinancing activities the Company undertakes or the incurrence of additional indebtedness may result in changes to the Company's credit ratings, which could also adversely affect its cost of financing. Similarly, a change in the Company's credit rating could limit its ability to refinance maturing liabilities and access the capital markets to meet liquidity needs in the future. Lastly, the refinancing activities the Company may undertake in connection with the Elan Transactions are expected to result in changes to its capital structure. For example, the Company may redeem outstanding notes and/or issue new notes, including convertible notes. These transactions may occur prior to the completion of the Elan Transactions and remain in place regardless of whether the Elan Transaction is completed which may have a material adverse impact on the Company's results of operations, cash flow and liquidity.  The Elan Transaction and the related financings are subject to certain regulatory filings and conditions.  Any unforeseen changes or delays in the regulatory requirements may impact the timing or the Company's ability to complete the required actions within the terms of its agreements.

Risks Related to the Company's Business

The Company operates in a highly regulated industry. An inability to meet current or future regulatory requirements could have a material adverse effect on the Company's business, financial position and operating results.

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

Required changes could also be related to safety or efficacy issues. Similarly, the failure by the Company or one of its suppliers to comply with manufacturing, quality and testing guidelines and regulations could have a significant adverse impact on the Company's operating results. There is also the risk that the FDA could require the Company to audit or repeat prior bioequivalence or clinical studies or the FDA could change or withdraw the approval governing such products, which could have a material adverse impact on the results of the Company's operations. The Company believes that it generally has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded.

All U.S. facilities where Rx, infant formula, dietary supplements and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA cGMPs. All of the Company's ANDA, NDA and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company's facilities remain in compliance with all applicable regulations. If it finds violations of cGMP, the FDA could make its concerns public and could impose sanctions including, among others, fines, product recalls, total or partial suspension of production and/or distribution, suspension of the FDA's review of product applications, injunctions and civil or criminal prosecution. If imposed, enforcement actions could have a material adverse effect on the Company's operating results and financial condition. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although the Company has internal compliance programs in place that it believes are adequate, the FDA may conclude that these programs do not meet regulatory standards. If compliance is deemed deficient in any significant way, it could have a material adverse effect on the Company's business.

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

Under the Food and Drug Administration Amendments Act of 2007, the FDA has the power to restrict medications that raise serious safety concerns. This law requires, and provides funding for, the FDA to monitor drugs after they go on the market. In addition, this law requires companies to make public the results of many of their studies. Under this law, the FDA has the authority to require new studies, limit distribution or order label changes. Because of this law, the Company's ability to bring new and current products to market could be impeded, which could have a negative material impact on the Company's financial position or results of operations.

The Company's prescription drug products that are marketed without approved applications must meet certain manufacturing and labeling standards established by the FDA. The FDA's policy with respect to the continued marketing of unapproved products is stated in the FDA's September 2011 compliance policy guide, titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those marketed as unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. The Company believes that so long as it complies with applicable manufacturing and labeling standards, it will be in compliance with the FDA's current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual product or group of products. If the FDA were to take a contrary position, the Company may be required to seek FDA approval for these products or withdraw such products from the market. For fiscal 2013, the Company's annual sales for such unapproved products were approximately $30.0 million.

The Nonprescription Drug Advisory Committee met in December 2007 to discuss the efficacy of phenylephrine, an active ingredient used in various cough and cold products as a nasal decongestant. The advisory committee vote recommended that available data is "supportive” of the efficacy of phenylephrine at 10 milligrams. In addition, the advisory committee recommended additional evidence to support the efficacy of a 10 milligram dose of phenylephrine. The recommendations by the advisory committee are not binding on the FDA. It is not known at this time what, if any, further action the FDA or industry will take in response to recommendations of the advisory committee. In fiscal 2013, products containing phenylephrine generated revenues of approximately $70.7 million. Certain actions by the FDA, such as mandating label and formula changes, could have an adverse effect on the operating results of the Company.

In October 2007, the FDA convened a joint meeting of the Pediatric and Nonprescription Drugs Advisory committees to discuss the safety and efficacy of OTC cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. On October 8, 2008, the FDA issued a statement supporting the voluntary action of the Consumer Healthcare Product Association (“CHPA”), of which the Company is a member, to modify product labels for consumers of OTC cough and cold medicines to state “do not use” in children under four years of age. The Company completed the CHPA recommended revisions to all OTC cough and cold products in April 2010. The FDA has not issued any further guidance about the labeling of OTC cough and cold medicines in children two years of age and older. Sales of the Company's pediatric cough and cold products could be adversely affected should the FDA adopt the more restrictive recommendations of the advisory committee.

The Company's activities with respect to its infant formula products also may be subject to barriers or sanctions imposed by countries or international organizations limiting international trade and dictating the specific content of infant formula products. In addition, regulatory changes or decisions that restrict the manufacture, labeling and availability of the Company's infant formula products could affect the Company's results of operations. For example, certain governmental agencies, non-governmental organizations and consumer advocates have lobbied against the marketing and sale of some infant formula products. These efforts could result in increased regulatory restrictions or enforcement. The U.S. government will likely continue to enhance its regulations on the industry aimed to ensure the safety and quality of dairy products, including, but not limited to, compulsory batch-by-batch inspection and testing for additional safety and quality issues. Such inspections and testing may increase the Company's operating costs related to its infant formula products.

The Food and Drug Administration Safety and Innovation Act (“FDASIA”), which amends both the Federal Food, Drug, and Cosmetic Act (“FDC Act”) and Public Health Service Act (“PHS Act”), was signed into law on July 9, 2012. The new law establishes among other things, new user fee statutes for generic drugs and biosimilars, new FDA authority concerning drug shortages, changes to enhance the FDA's inspection authority of the drug supply chain, a limited extension of the generic drug paragraph IV 30-month stay provision and reduces the time required for the FDA responses to generic blocking citizen petitions. The Company has implemented new systems and processes to comply with the new facility self-identification and user fee requirements of FDASIA. To the extent the FDA believes that the Company has not adequately fulfilled FDASIA compliance requirements, it could lead to potential supply chain interruptions, delays in regulatory approval of new applications, and impede the Company's ability to realize sales and revenue, any one of which could have a material adverse effect on the Company's business.

On August 1, FDA released a Drug Safety Communication notifying the public of an association between acetaminophen and the risk of rare, but serious, skin reactions (reddening of the skin, rash, blisters, detachment of the skin's upper surface).  This resulted from a review of the FDA adverse event database (1969-2012) and reports in the medical literature.  Other prescription and OTC drugs used to treat fever and pain/body aches (e.g., non-steroidal anti-inflammatory drugs, or NSAIDS, such as ibuprofen and naproxen) also carry the risk of causing serious skin reactions, which is already described in the warnings section of their drug labels. As a result of these findings, FDA will require the addition of a warning addressing serious skin reactions to prescription drug products containing acetaminophen.  FDA will also request that manufacturers of acetaminophen OTC products marketed under a new drug application or under the OTC monograph add a similar warning.  Because of this new warning, the Company's sales of products containing acetaminophen could be impeded, which could have a negative material impact on the Company's financial position or results of operations.
The Company manufactures products that are safe and effective when used in accordance with label directions; however, certain products contain ingredients that can be used for improper purposes. Additional legislation or regulation may be enacted to mitigate improper uses of these ingredients, which could have an adverse impact on the Company's sales of such products and resulting income.

The Company's products are safe and effective when used in accordance with label directions. However, certain products contain ingredients that can be, and in some cases are, used for improper purposes.  Pseudoephedrine and dextromethorphan are two of these ingredients, but others may exist. Increasingly, various efforts are employed by federal and state governments in an effort to curb this misuse, including the consideration of additional legislation or regulation that may result in further restrictive requirements for the manufacture or sale of products containing these ingredients. The Company cannot predict if or when any additional legislation or regulation will be passed and any adverse impact it may have on the Company's results of operations.

     Pseudoephedrine - The Company produces a number of products that contain the active ingredient pseudoephedrine (“PSE”), which is indicated as a nasal decongestant. PSE has been under scrutiny as an ingredient illegally used to produce methamphetamine. To address this concern, legislation has been enacted at the federal level restricting the sales of PSE products (i.e., Combat Methamphetamine Epidemic Act) and authorizing the DEA to place quotas on the amounts of PSE raw material that can be procured (i.e., the Controlled Substances Act). At the state level, a number of states have introduced or passed legislation placing additional restrictions on the sale of PSE products. In addition, the states of Oregon and Mississippi have moved PSE products to Rx status; many localities have passed similar legislation and a few other states have considered moving PSE products to Rx status. Sales of PSE products could be adversely affected by action at the state or federal level to place additional restrictions on the sale of PSE products.

Dextromethorphan - The Company manufactures several products that contain the active ingredient dextromethorphan, which is indicated for cough suppression. Dextromethorphan has come under scrutiny because of its potential to be abused. Legislation has been unsuccessfully introduced at the federal level over the past few sessions of Congress that, if enacted, generally would have prohibited the bulk sale of dextromethorphan and would have imposed a federal age limit of 18 years old in order to purchase finished products containing dextromethorphan. Similarly, California has passed legislation prohibiting the sale of dextromethorphan containing products to individuals under the age of 18 without a prescription. Other legislation placing age restrictions on the purchase of OTC products containing dextromethorphan was passed at the local level by Suffolk County, New York; Westchester County, New York; Nassau County, New York and by the City of Jerseyville, Illinois. It is possible that other local, state or the federal government could introduce and pass legislation imposing additional or different restrictions on the sale of dextromethorphan in finished dosage form, such as requiring a minimum age to purchase product.  The Company cannot predict whether any of the proposed legislation will be passed or, if it is passed, its impact on future revenues attributable to these products.

     The FDA held a meeting of the Drug Safety and Risk Management Advisory Committee on September 14, 2010 to discuss the potential abuse of the drug dextromethorphan and the public health benefits and risks of dextromethorphan use as a cough suppressant in prescription and nonprescription drug products. In a 15-9 vote, an FDA advisory panel voted not to restrict dextromethorphan cough medications to prescription-only. It is possible the FDA could still recommend in the future that dextromethorphan containing products be considered a scheduled substance, which would remove their status as an OTC product. The Company cannot predict the likelihood of such activity by the FDA or any adverse impact such activity may have on the Company's results of operations. In fiscal 2013, products containing dextromethorphan generated revenues of approximately $124.9 million.

Acetaminophen - The Company manufactures several products that contain the active ingredient acetaminophen, which is indicated as an analgesic. In June 2009, the FDA held a public advisory committee meeting to discuss how to address the potential for liver injury related to the risk of overdose of acetaminophen in both OTC and Rx products. The FDA expressly stated that the risk of developing liver injury to the individual patient who uses the drug according to directions is extremely low and that it is not seeking to remove acetaminophen from the market. However, due to the extensive use of acetaminophen-containing products, the FDA sought guidance from several advisory committees regarding measures to reduce the potential for liver injury associated with acetaminophen use. Measures discussed include, but were not limited to, reducing the maximum single-dose and daily-dose, reducing packaging sizes, and increasing consumer educational efforts regarding such products. At a May 2011 meeting of the FDA's Nonprescription Drugs Advisory Committee and Pediatric Advisory Committee to review efforts to reduce medication errors around the use of single-ingredient pediatric acetaminophen, the FDA joint committees unanimously voted: (1) in support of the addition to the label of weight-based dosing for children ages two to twelve; (2) that the pharmacokinetic (“PK”), safety and efficacy data would be required to support the addition of new label directions for children six months to two years of age; and (3) that the new labeling for children six months to two years of age include the indication for fever reduction. The committees did not support an indication in labeling for children six months to two years of age for relief of pain; this indication is currently included for children over two years of age. The FDA is reviewing the input it received from the advisory committees and additional comments submitted through the docket. In fiscal 2013, products containing acetaminophen generated revenues of approximately $294.7 million for the Company. The Company cannot predict whether the FDA will adopt any recommendations of the advisory committees regarding the sale and use of acetaminophen or whether any such recommendations, if adopted by the FDA, would impact future revenues attributable to these products.

Unfavorable publicity or consumer perception of the Company's products and any similar products distributed by other companies could have a material adverse impact on the Company's business.

The Company is dependent upon consumers' perception of the safety and quality of its products. Negative consumer perception may arise from media reports, product liability claims, regulatory investigations or recalls, regardless of whether such media reports, claims, investigations or recalls involve the Company or its products. The mere publication of information asserting defects in products or ingredients or concerns about the Company's products or the raw materials used in the Company's products could have a material adverse effect on the Company, regardless of whether such information is scientifically supported. For example, any major outbreak of illness or disease in cows could lead to a serious loss of consumer confidence in, and demand for, dairy products, including the Company's infant formula products. Adverse publicity about these types of concerns, whether valid or not, may negatively impact consumer perceptions and may discourage consumers from buying one or more of the Company's products, such that the Company's sales may decline and the Company may suffer losses in its business.

The Company may incur liabilities or experience negative reputational effects as a result of any real or perceived quality issues with the Company's products. The Company's products involve risks such as product contamination, spoilage, mislabeling and tampering that could require the Company to recall one or more of its products. Serious product quality concerns could also result in governmental actions against the Company that, among other things, could result in the suspension of production or distribution of the Company's products, product seizures, loss of certain licenses, delays in the issuance of governmental approvals for new products or other governmental penalties. Adverse publicity or negative public perception regarding the quality of the Company's products, particular ingredients, or the industries in which the Company competes could result in a substantial decrease in demand for the Company's products.

The Company cannot guarantee that counterfeiting, imitation, or other tampering with its products will not occur or that the Company will be able to detect and resolve it if it happens. Any occurrence of counterfeiting or contamination could negatively impact sales of the Company's products, particularly if counterfeit or imitation products cause death or injury to consumers of those products.

Additionally, powdered infant formula products are not sterile. All of the Company's infant formula products must be prepared and maintained according to label instruction to retain their flavor and nutritional value and avoid contamination or deterioration. Depending on the product, a risk of contamination or deterioration may exist at each stage of the production cycle, including the purchase and delivery of raw materials, the processing and packaging of food products, and the use and handling by consumers, hospital personnel and health care professionals. In the event that certain of the Company's infant formula products are found or alleged to have suffered contamination or deterioration, whether or not such products are under the Company's control, the Company's reputation and its infant formula product category could be materially adversely affected.

The Company's infant formula product category is subject to changing consumer preferences and health and nutrition-related concerns. The Company's results of operations depend, in part, on consumer preferences and choices, including the number of mothers who choose to use infant formula products rather than breastfeed their babies. To the extent that private, public and government sources may promote the benefits of breastfeeding over the use of infant formula, there could be a reduced demand for infant formula products, and the Company's infant formula products business could be adversely affected. In addition, during fiscal 2013, the Company transitioned the majority of its infant formula products into new plastic packaging, following the leading U.S. brands that had made the transition to plastic packaging over the last several years. The Company believes that future growth in its infant formula volume in store brand market share will be enabled through the recent launch of its new plastic container offering. To the extent that this new packaging is not accepted by consumers, the Company's infant formula products business could be adversely affected. The Company's infant formula product category may also be affected by medical research relating to the healthfulness of cow's milk in the human diet. For example, adverse research may raise concerns about the fat, cholesterol, calorie, sodium and lactose content or contamination of dairy products, including infant formula. Any significant shift in consumer preference away from the use of infant formula may materially and adversely affect the results of operations of the Company's infant formula product category. Additionally, the Company's infant formula product category could be adversely impacted by an increase in the number of families that are provided with infant formula by the federal government through the Women, Infants and Children program, as the Company does not participate in this program.

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

As part of the Company's strategy, it evaluates potential acquisitions in the ordinary course of business, some of which could be and have been material. Potential acquisition targets are evaluated on whether they have the capacity to deliver a return on invested capital (“ROIC”) in excess of 2 to 2.5 percentage points over the Company’s weighted average cost of capital ("WACC") within three years. Acquisitions, including the proposed Transactions involving Elan, involve a number of risks and present financial, managerial and operational challenges, including:

•	uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities of, the respective parties;

•	the potential loss of key customers, management and employees of an acquired business;

•	the consummation of financing transactions, acquisitions or dispositions and the related effects on the Company's business;

•	the ability to achieve identified operating and financial synergies from an acquisition in the amounts and on the timeframe;

•	problems that could arise from the integration of the respective businesses, including the application of internal control processes to the acquired business; and

•	unanticipated changes in business, industry, market, or general economic conditions that differ from the assumptions underlying the Company's rationale for pursuing the transaction.

Any one or more of these factors could cause the Company not to realize the benefits anticipated from a transaction. Moreover, any acquisition opportunities the Company pursues could materially affect its liquidity and capital resources and may require the Company to incur indebtedness, seek equity capital or both. Future acquisitions could also result in the Company assuming more long-term liabilities relative to the value of the acquired assets than it has assumed in its previous acquisitions. Further, acquisition accounting rules require evaluation of certain assumptions, estimates or determination of financial statement classifications which are completed during the measurement period as defined in current accounting standards. Accounting policies of the Company and acquisition accounting rules may materially vary from those of the acquired company. Any changes in assumptions, estimates or financial statement classifications may be material and have a material adverse effect on the assets, liabilities or future earnings of the new combined consolidated company.

In addition, integration activities may place substantial demands on the Company's management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on the Company's reputation and business. The Company's failure to successfully integrate acquisitions could have a negative effect on its operations. Integration risks and synergies associated with the Company's acquisitions are likely to include, but are not limited to, sales force, sales channel or product portfolio rationalization; manufacturing, distribution and supply chain integration and purchasing savings; quality and regulatory process standardization; and information technology and administration shared service implementations. The dedication of management resources to such integration may detract attention from the Company's day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transaction process or other material adverse effects as a result of these integration efforts. In addition, a lack of performance of acquisitions could cause financial difficulties. During the second quarter of fiscal 2013, the Company acquired Sergeant's and Cobrek. During the third quarter of fiscal 2013, the Company acquired Rosemont. During the fourth quarter of fiscal 2013, the Company acquired Velcera and a product portfolio from Fera.

The Company also evaluates the performance of all operating business units against an ROIC threshold. Underperforming assets typically have a specific period to improve performance before other strategic alternatives are considered. The Company's inability to successfully divest or sell assets in a timely manner could have a negative effect on its operations. In addition, the process of divestitures could cause strains on the ongoing operations of the Company.

Changes in estimates regarding fair value of goodwill or intangible assets may result in an adverse impact on the Company's results of operations.

The Company tests goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company's testing in fiscal 2013 resulted in no impairment charges related to goodwill.

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

Federal and state health care reform may have an adverse effect on the Company's financial condition and results of operations.

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

Federal law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available to the states for the manufacturer's drugs under Medicaid and Medicare Part B, must enter into a rebate agreement with the federal government to pay rebates to state Medicaid programs for the manufacturer's covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The CMS is responsible for administering the Medicaid rebate agreements between the federal government and pharmaceutical manufacturers. Rebates are due on the utilization of Medicaid managed care organizations, as well as under fee-for-service arrangements.

The Company has a Medicaid rebate agreement in effect with the federal government. Federal and/or state governments have enacted and are expected to continue to enact measures aimed at reducing the cost of drugs to such governmental payers as well as the public, including health reform legislation enacted in 2010. Management cannot predict the nature of such measures or their impact on the Company's profitability. Various states have in recent years also adopted supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates on Medicaid utilization over and above those required under a manufacturer's federal Medicaid agreement. States also have created drug coverage and corresponding manufacturer rebate programs for non-Medicaid populations, known as state pharmaceutical assistance programs. These rebate programs are generally designed to mimic the federal drug rebate program in terms of how the manufacturer rebates are calculated. Although there are a number of supplemental and state pharmacy assistance rebate programs, for the Company they are insignificant in the aggregate compared to its Medicaid drug rebate obligations.

CMS rules require pharmaceutical companies to calculate and report the AMP to CMS on a monthly as well as a quarterly basis. In addition to using this information to calculate rebates, CMS is preparing to use AMP to calculate a type of federal ceiling on reimbursement rates for multiple source drugs to pharmacies under the Medicaid program, known as the FUL. Prior to using AMP, CMS typically used pricing data from third party compendia, such as the AWP or WAC, in the calculation of FULs. Health reform legislation enacted in 2010 amended the statutory definition of AMP and also amended the definition of “multiple source drug” in a manner that materially affects the calculation of FULs. CMS has begun posting draft AMP-based FUL reimbursement files on the CMS website that are calculated based on the requirements of the health reform legislation. Currently, the FUL reimbursement files are for review and comment only; however, CMS has announced that it plans to publish final FULs after a period of releasing them in draft format. CMS issued a proposed rule in February 2012 that provided guidance on the revised AMP definition and calculation of FULs but has not issued a final rule. Separately, under existing statutory authority granted by the Deficit Reduction Act of 2005, CMS has begun collecting retail survey price information from retail community pharmacies to generate publicly available pricing files. CMS expects that the pricing files will provide state Medicaid agencies with an array of covered outpatient drug prices concerning retail pharmacy acquisition costs and consumer purchase prices and that state agencies can use this information to compare their own reimbursement and pricing methodologies and rates to those derived from the surveys. CMS has begun posting drafts of this retail survey price information in the form of draft NADAC files, which reflect retail community pharmacy invoice costs, and NARP files, which reflect retail community pharmacy prices to consumers. Currently, the retail survey price information files are for review and comment only. The Company does not know how the new methodologies for calculating AMP and FULs or the retail survey price information will affect the Company's pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. The Company cannot predict how the sharing of weighted average monthly AMP data and retail survey prices may impact competition in the marketplace.

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

Controlled substances and List 1 chemicals are subject to DEA regulation under the Controlled Substances Act. DEA quota requirements can limit the amount of controlled substances and List 1 chemicals a manufacturer may produce, the amount of API it may use to manufacture those products and the amount of controlled substance products and List 1 chemicals a packager may package. If the Company is unable to successfully obtain the quota amounts, there is the risk of delayed launches or failure to meet commercial supply obligations. In addition, failure to comply with the above laws and requirements can result in enforcement action that could have a material adverse effect on the Company's business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

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

The Company's future results of operations depend, to a significant degree, upon its ability to successfully commercialize additional OTC and generic prescription drugs and/or innovative pharmaceuticals, infant formulas and API. All pharmaceutical products must meet regulatory standards and/or receive regulatory approvals. The Company must prove that the ANDA or NDA drug products are bioequivalent to their branded counterparts, which typically requires bioequivalency studies or even more extensive clinical trials to demonstrate efficacy of topical products. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, may not pass required bioequivalence studies or may be the subject of intellectual property challenges, and necessary regulatory approvals may not be obtained in a timely manner, if at all, and the Company may not be able to successfully and profitably produce and market such products. Delays in any part of the process or the Company's inability to obtain regulatory approval of its products (including products developed by others to which the Company has exclusive marketing rights) could adversely affect operating results by restricting or delaying its introduction of new products. Even upon the successful development of a product, the Company's customer's failure to launch a product could adversely affect operating results. The FDA could impose higher standards and additional requirements, such as requiring more supporting data and clinical data than previously required, in order to gain FDA clearance to launch new formulations into the market. Continuous introductions of new products and product categories are critical to the Company's business. Product margins may decline over time due to the products' aging life cycles, changes in consumer choice or developments in new drug delivery technology. Therefore, new product introductions are necessary for maintenance of the Company's current financial condition, and if the Company fails to introduce and market new products, the effect on its financial results could be materially adverse.

The Company contracts with clinical research organizations ("CROs") to conduct various studies that are used to support the Company's new product development program. During the third quarter of fiscal 2013, certain of the CROs used by the Company began bankruptcy or receivership proceedings, including PRACS Institute, LLC; PRACS Institute Canada B.C. Ltd.; Comprehensive Clinical Development, Inc.; and their related entities. It is uncertain what, if any, impact these insolvency proceedings may have on the ability of those CROs to deliver their study results to the Company or on the Company's ability to rely on research performed by those CROs. To the extent those CROs cannot deliver their study results to the Company or the Company cannot rely, in whole or in part, on the research conducted by those CROs, it may delay the launch of new products, which could have a material adverse impact on the Company's future operating results. These situations are unique and therefore it is uncertain what will be the position of the FDA towards the studies conducted by these now bankrupt CROs. The FDA may be limited in its ability to inspect the study facilities or gain access to source study documents which may result in the Company having to repeat biostudies. If these scenarios occur, it would result in approval delays.

The Company's investment in research and development is expected to increase above recent levels due to the Company's ongoing broadening of its OTC, ANDA or NDA, generic prescription and specialty API product portfolio, as well as several opportunities for new products that are switching or are anticipated to be switching from Rx to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party in order to generate new products of this type is a critical element of the Company's long-term plans. Should the Company fail to attract qualified employees, successfully develop products in a timely manner, or enter into reasonable agreements with third parties, long-term sales growth and profit would be adversely impacted.

Changes in the Company's credit ratings may limit its access to capital and materially increase borrowing costs.

In May 2013, the Company issued $600 million unsecured notes in a public offering. In conjunction with the offering, the Company received ratings from Moody's Investor Service and Standard and Poor's Rating Services. Any changes or downgrades to the Company's credit ratings and outlook could negatively impact the Company's access to capital markets and the perception of the Company's credit risk by lenders and other third parties. The Company's credit ratings are based upon information furnished by the Company or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may review the ratings assigned to the Company due to developments that are beyond the Company's control, including the introduction of new standards requiring the agencies to re-assess rating practices and methodologies.

Any downgrade to the ratings of the Company's debt securities may result in higher interest costs for certain of the Company's credit facilities and other debt financings, and could result in higher interest costs on future financings. Further, downgrades may impact the Company's ability to obtain adequate financing, including via trade payables with vendors. Customers' inclination to purchase goods from the Company may also be affected by the publicity associated with deterioration of the Company's credit ratings.

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

In spring 2009, the EPA noticed an increase in pet incidents being reported involving spot-on pesticide products for pets. The EPA received a large amount of information on individual reported adverse pet incidents from the companies that hold registrations for these products (called the registrants). The EPA also reviewed other information that was submitted. The EPA formed an expert veterinarian team to thoroughly analyze the data. The EPA also partnered with the Food and Drug Administration's Center for Veterinary Medicine (CVM) and Canada's Pest Management Regulatory Agency ("PMRA") on the review of this analysis. The team studied incidents involving cats and dogs, looked at both active and inert ingredients, studied product labeling, and discussed data needs for the future to improve analyses and regulation. The EPA found that the products could be used safely but that some additional restrictions are needed. The EPA's team of veterinarians learned that most incidents were minor, but unfortunately there were some pet deaths and “major incidents” reported. The EPA learned that the most commonly affected organ systems were dermal, gastrointestinal, and nervous. Recommendations to reduce harmful effects include addressing concerns about dosing, improving labeling to avoid confusion between dog and cat products, making labels more understandable with larger fonts and pictograms, addressing uncertainties about the inert ingredients in these products, imposing conditions of registration when granting amendments to existing products or granting new registrations, requiring more standardized reporting on adverse effects and sales, changing data requirements for pre-market clinical trials and implementing a formal post-market surveillance program. Future pet spot-on registrations and amendments to new registrations will be restricted by appropriate conditions and time-limitations to allow the EPA to continue to ensure the safety of these products after they are available to the public.
The EPA mitigation efforts for educating consumers and reducing misuse are ongoing. The Company cannot predict whether further label restrictions may be required, or whether additional regulations may be passed, or to the extent of the adverse impact additional restrictions or regulations may have on the Company's results of operations.

The Company's quarterly results are impacted by a number of factors, some of which are beyond the control of management, that may result in significant quarter-to-quarter fluctuations in operating results.

The Company's quarterly operating results depend on a variety of factors including, but not limited to, the severity, length and timing of the cough/cold/flu season and flea and tick season, the timing of new product approvals and introductions by the Company and its competitors, price competition, changes in the regulatory environment, the magnitude and timing of research and development investments, changes in the levels of inventories maintained by the Company's customers and the timing of retailer promotional programs. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations in its operating results.

The competitive markets in which the Company operates could lead to reduced demand for its products in favor of its competitors' products, which could negatively impact its sales, gross margin, and prospects.

The markets for OTC pharmaceutical, animal health, nutritional, infant formula, generic pharmaceutical and API products are highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. Competition also comes from national brand companies and branded pharmaceutical companies. That competition could be intensified should those companies lower prices or manufacture their own store brand or generic equivalent products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of store brand competitors and the impact of national brand companies lowering prices of their products, offering special promotional discounts or operating in the store brand market could have a material adverse impact on financial results. The Company also sells nationally branded animal health products. The animal health segment has seen a dramatic increase in the direct to consumer advertising of several branded competitors. The Company may see an increase in competition as more competitors increase national advertising expenditures. As additional companies come to market with product registrations similar to the Company, pricing strategies or marketing support may need to become more competitive. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

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

The Company's success is dependent, in large part, on continued store brand growth for its OTC and Nutritionals products, which is influenced by factors outside management's control. There can be no assurance that store brand products will continue to grow and failure to achieve continued growth may adversely impact the Company's sales and resulting financial condition.

The future growth of domestic store brand products will be influenced, in part, by general economic conditions, which can influence consumers to switch to and from store brand products, consumer perception and acceptance of the quality of the products available, the development of new products and/or product delivery forms, the market exclusivity periods awarded on Rx to OTC switch products and the ongoing or growing strength of the retailers' brands in the market. The OTC business does not advertise like the national brand companies and thus is largely dependent on retailer promotional activities to drive sales volume and increase market share. Growth opportunities for the products in which the Company currently has a significant store brand market share (cough/cold/flu/allergy, analgesic, smoking cessation and gastrointestinal products) will be driven by the ability to offer new products to existing domestic customers. Branded pharmaceutical companies may use state and federal regulatory and legislative means to limit the availability of brand equivalent products. Should store brand growth be limited by any of these factors, there could be a significant adverse impact on the operating results of the Company.

Lack of availability of, or significant increases in the cost of, raw materials used in manufacturing the Company's products could adversely impact its profit margins and operating results.

Affordable high quality raw materials and packaging components are essential to all of the Company's business units due to the nature of the products the Company manufactures. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, bulk tablets and finished goods purchased by the Company are limited, or are available from one or only a few suppliers. In these situations, increased prices, rationing and shortages can occur. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials, bulk tablets and finished goods. FDA requirements for products approved through the ANDA or NDA process could substantially lengthen the approval of an alternate material source. Certain material shortages and approval of alternate sources could adversely affect financial results. The rapid increase in cost of many raw materials from inflationary forces, such as increased energy costs, and the Company's ability or inability to pass on these increases to its customers, could have a material impact on the Company's financial results.

The Company maintains several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect the Company's ability to ship the related product in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with the Company's higher volume or more profitable products. Even where alternative sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or result in delays and a loss of revenues. As a result, the loss of a single-source supplier could have a material adverse effect on the Company's results of operations.

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

The Company's infant formula products require certain key raw ingredients that are derived from raw milk, such as skim milk powder, whey protein powder and lactose. The Company's supply of milk-based ingredients may be limited by the ability of individual dairy farmers and cooperatives to provide raw milk in the amount and quality necessary to meet the needs of the Company's infant formula product category. Raw milk production is influenced by factors beyond the Company's control, including: (1) seasonal factors, such as dairy cows producing more milk in temperate weather than hot or cold weather, drought and extended unseasonably hot or cold weather potentially leading to lower than expected supplies; (2) environmental factors, such as the volume and quality of milk produced by dairy cows being linked closely to the quality of nourishment provided by the surrounding environment; (3) governmental agricultural and environmental policy, such as government grants, subsidies, land provisions, technical assistance, and other agricultural and environmental policies having a direct effect on the viability of individual dairy farmers and dairy farmer cooperatives and the number of dairy cows and quantities of milk they are able to produce and (4) global demand for milk and key ingredients derived from milk. The Company cannot guarantee that there will be sufficient supplies of these key ingredients derived from raw milk. Any disruption in the supply of these key ingredients derived from raw milk could adversely and materially impact the Company's infant formula product category.

The Company's products, and the raw materials used to make those products, generally have limited shelf lives. The Company's inventory levels are based, in part, on expectations regarding future sales. The Company may experience build-ups in inventory if sales slow. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products, thereby increasing the risk of inventory spoilage and corresponding inventory write-downs and write-offs, which may materially and adversely affect the Company's results of operations. Cargo thefts and/or diversions and economically or maliciously motivated product tampering on store shelves may be experienced from time to time, causing unexpected shortages. Additionally, the FDA is beginning to scrutinize claims on infant formula labels. Labeling changes required for regulatory compliance could render packaging inventories obsolete.

The costs, both financially and in regard to management attention, of combating legal proceedings could have an adverse impact on the Company's business, financial condition and results of operations.

From time to time, the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters, false advertising/unfair competition, taxation matters, workers' compensation, product liability, environmental remediation issues and state or federal regulatory issues. See the notes to the Company's annual and quarterly consolidated financial statements incorporated herein. Litigation is unpredictable and can be costly. No assurance can be made that litigation will not have a material adverse effect on the Company's financial position or results of operations in the future. Similarly, judicial decisions in proceedings to which the Company is not a party may result in the setting of legal precedent that could affect the future operation of the Company's business. In addition, the Company may face environmental exposures including, for example, those relating to discharges from and materials handled as part of its operations, the remediation of soil and groundwater contaminated by hazardous substances or wastes, and the health and safety of its employees. While the Company does not have any material remediation liabilities currently outstanding, the Company may in the future face liability for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its currently or formerly owned property, or from a third party disposal facility that it may have used, without regard to whether the Company knew of, or caused, the presence of the contaminants. The actual or alleged presence of, or failure to remediate properly, these substances could have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. There can be no assurance that environmental liabilities and costs will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company may also be subject to liability if its products violate or are alleged to violate applicable laws or regulations in the jurisdictions where such products are distributed or in the event that its products cause or are alleged to cause injury, illness, or death. The successful assertion of product liability claims against the Company could result in potentially significant monetary damages and diversion of management resources, and require the Company to make significant payments and incur substantial legal expenses. Even if a product liability or consumer fraud claim is unsuccessful, not merited, or not fully pursued, the Company may still incur substantial legal expenses defending against such a claim, and the Company's reputation may suffer.

Court rulings limiting the application of Federal preemption may have an adverse effect on the Company's operations as a result of a potential increase in litigation exposure.

On January 24, 2011, the U.S. Court of Appeals for the Ninth Circuit issued a decision in Gaeta v. Perrigo, reversing a lower court decision that the plaintiff's state law causes of action were preempted by the FFDCA to the extent that they were based on an alleged lack of adequate warning. In its decision, the Ninth Circuit stated that it joined the Fifth and Eighth Circuits in concluding that the U.S. Supreme Court's decision in Wyeth v. Levine, 129 S. Ct 1187 (2009) (concluding that the federal regulatory regime governing pharmaceuticals does not preempt state law failure-to-warn claims against brand name manufacturers) “extends with equal force to claims against generic manufacturers.” On June 10, 2011, the Company filed a Writ of Certioriari with the United States Supreme Court seeking an appeal of the Ninth Circuit's ruling in the Gaeta case. Subsequently, the U.S. Supreme Court recently addressed the issue of whether state law failure-to-warn claims against generic prescription drug manufacturers for failing to modify their labeling to include warnings that differ from the name-brand equivalent are automatically preempted by the FDCA's requirement that the label for a generic drug be the “same as” the label for the brand name counterpart in the following three cases from the Fifth and Eighth Circuits: Pliva v. Mensing, 09-993; Actavis v. Mensing, 09-1039; and Actavis v. DeMahy, 09-1501 (collectively, referred to as Pliva v. Mensing). These cases were consolidated for review. On June 23, 2011, in a 5-4 reversal of the decisions of the Fifth and Eighth Circuits, the U.S. Supreme Court issued its decision in Pliva v. Mensing and ruled that state-law tort claims against generic manufacturers were preempted because the federal statutes and federal regulations required the same warning label as that approved by the FDA for the brand-name drug. With the reversal of the decisions of the Fifth and Eighth Circuits, the Company and other manufacturers of generic pharmaceutical products (OTC and Rx) retain their ability to dismiss certain failure-to-warn claims based on federal preemption. Based on the U.S. Supreme Court's recent decision in Pliva v. Mensing, which reversed the decisions on preemption that were relied upon by the Ninth Circuit, the U.S. Supreme Court remanded the case back to the Ninth Circuit to be decided consistent with the Court's decision in Pliva v. Mensing. Upon remand, the Ninth Circuit affirmed the decision of the lower court that state law causes of action were preempted by the FFDCA.

Changes in tax laws or income tax rates could have a material adverse effect on the Company's results of operations and the ability to utilize cash in a tax efficient manner.

A number of factors may adversely impact the Company's future effective tax rates, such as income tax rate changes by governments; the jurisdictions in which the Company's profits are determined to be earned and taxed; changes in the valuation of the Company's deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to the Company's interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (e.g., proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings with respect to which the Company has not previously provided for U.S. taxes. A change in the Company's effective tax rate due to any of these factors may adversely impact the Company's future results from operations. Also, changes in tax laws could have a material adverse effect on the Company's ability to utilize cash in a tax efficient manner.

Because the Company depends upon certain customers for a significant portion of its sales, the Company's sales and income would be adversely affected by a disruption of its relationship with these customers or any material adverse change in these customers' business.

The Company believes its primary customer base aligns with the concentration of large drug retailers in the current marketplace of the retail drug industry. Sales to the Company's largest customer, Walmart, comprised approximately 19% of fiscal 2013 net sales. Should Walmart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's financial position and results of operations. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. If the Company's relationship with one or more of these other customers, including the terms for doing business with the customers, changes significantly, it could have a material adverse impact on the Company's financial position and results of operations.

Changes in supply relationships with the Company's customers, such as alternate sources for products, withholding new product introductions and/or development of customer store brand programs, could have a material adverse impact on the Company's financial position and results of operations.

Maintaining the supply relationships with the Company's customers is critical to its success. If the Company is unable to deliver to expected customer service levels, customers may choose to assess penalties, obtain alternate sources for products, withhold new product introductions and/or end the relationship with the Company. The success in recent years of private label marketing programs has increased large retailers' attention to the importance of their store brand programs, and as a result, many are dedicating significant resources to auditing supplier compliance with their quality, ethical and service standards. Customers may limit the level of product sourcing with the Company in protection of the customer's own interests. Any or all of these factors could have a material adverse impact on the Company's financial position and results of operations.

Retailer consolidation can increase the Company's credit risk, which may adversely affect the Company's financial position or results of operations.

Retailer consolidation continues to inherently increase the size of the Company's customers. If a large customer should encounter financial difficulties, the Company's exposure with respect to uncollectible receivables and unusable inventory, as well as the potential loss of future sales, could result in a material adverse impact on the Company's financial position or results of operations.

Conditions in Israel affect the Company's operations and may limit its ability to produce and sell its products.

The Company has significant manufacturing and research and development facilities in Israel. Political, economic and military conditions in Israel directly affect the Company's operations, and the Company could be adversely affected by current or future hostilities involving Israel or a significant recession or downturn in the economic or financial condition of Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel in recent years. These hostilities can adversely affect Israel's relationship with a number of countries in the region and elsewhere, as well as its relationship with international organizations.

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

Escalations of hostilities have disruptive effects on Israel's economy, and any international economic sanctions against Israel could further harm Israel's economy. These economic developments could have an adverse effect on the Company's Israel Pharmaceutical and Diagnostic Products business.

Furthermore, certain parties with whom the Company does business may decline to travel to Israel, which would force the Company to make alternative arrangements where necessary. The United States Department of State has at times issued an advisory regarding travel to various sections of Israel. As a result of the State Department's advisories, the FDA has at various times curtailed or prohibited its inspectors from traveling to Israel to inspect the facilities of Israeli companies, and should this occur with respect to the Company's Israeli facilities, the FDA could withhold approval for new products intended to be produced at those facilities.

Although it has not yet occurred, the political and security situation in Israel may result in certain parties with whom the Company has contracts claiming that they are not obligated to perform their commitments pursuant to force majeure provisions of those contracts.

The Company could experience disruption of its manufacturing and research and development facilities due to terrorist acts or military actions. If terrorist acts or military actions were to result in substantial damage to the Company's facilities, business activities would be disrupted since, with respect to most products, the Company would need to obtain prior FDA approval for a change in manufacturing site. The Company's insurance may not adequately compensate it for losses that may occur and any losses or damages incurred by the Company could have a material adverse effect on its business.

Some neighboring countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. The Company is also precluded from marketing its products to certain of these countries due to U.S. and Israeli regulatory restrictions. Because an immaterial amount of the Company's revenue is currently derived from sales to these countries, the Company believes that the boycott has not had a material adverse effect on its current operations. However, continuation or extension of the boycott or implementation of additional restrictive laws, policies or practices directed towards Israel or Israeli businesses could have an adverse impact on the expansion of the Company's business.

Changes in global economic conditions may adversely impact the Company's liquidity and financial condition.

The economies of the United States and the other countries in which the Company produces and markets its products continue to be affected by the economic conditions that began with the financial and credit liquidity crisis in late 2008. Although economic conditions have improved during fiscal 2011, fiscal 2012 and fiscal 2013, there continues to be uncertainty as to whether this improvement is sustainable. Furthermore, geopolitical issues, sovereign debt issues, and the depressed state of global real estate markets have contributed to increased market volatility. Continued market volatility could adversely affect the Company's stock price, liquidity and overall financial condition.

The Company's customers and suppliers may be adversely affected by a worsening of the current economic conditions. Although the Company actively reviews the credit worthiness of its customers and suppliers, the Company cannot fully predict to what extent its customers and suppliers may be negatively impacted and thus to what extent the Company's operations would be affected.

The Company invests cash and cash equivalents primarily in demand deposits and other short-term instruments with maturities of three months or less at the date of purchase. Since the advent of the global financial crisis in the first calendar quarter of 2008, the Company has maintained a balance between objectives of safety of principal, liquidity and return by investing primarily in U.S., federal, state and local government obligations, direct obligations of local sovereign governments and in bank obligations of the Company's credit banks meeting a minimum third-party credit rating standard. The value of the Company's assets may be adversely affected by a worsening of economic conditions.

Although the Company's lenders have made commitments to make funds available to the Company in a timely fashion, if economic conditions worsen or new information becomes publicly available impacting these lenders' credit ratings or capital ratios, the Company's lenders may be unable or unwilling to lend money pursuant to the Company's existing credit facilities. In addition, if the Company determines that it is appropriate or necessary to raise capital in the future, the cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable. If the Company is unable to use its existing credit facilities or raise funds through debt or equity markets, the Company's liquidity or ability to follow its key growth strategies could be materially and adversely affected.

Additionally, decreases in personal incomes may have caused consumers to look for and purchase lower priced products, such as generic and store brand products manufactured by the Company, as an alternative to higher priced brand-name products. To the extent that this trend has occurred, the Company's sales could be negatively affected if economic conditions improve and if consumers were enticed to go back to purchasing higher-priced brand-name products.

The manufacturing of sterile, injectable products is highly exacting and complex, and if the Company's suppliers encounter production problems, it could have an adverse effect on the Company's business, results of operations and financial condition.

The Company distributes sterile, injectable products that are manufactured by third parties. The manufacture of sterile, injectable products is highly complex and exacting in part due to strict regulatory and safety requirements and standards that govern both the manufacture and packaging of these types of projects. Failure of the third-party manufacturers to maintain strict controls or adherence to procedures may result in product recalls and liability claims, which could adversely affect the Company's results of operations and reputation.

Third-party patents and other intellectual property rights may limit the Company's ability to bring new products to market and may subject the Company to potential legal liability. The failure to bring new products to market in a timely manner without incurring legal liability could cause the Company to lose market share and its operating results may suffer.

The Company's ability to bring new products to market is limited by certain patent, trademark and trade dress factors including, but not limited to, the existence of patents protecting brand products for all business segments and the regulatory exclusivity periods awarded on products. The cost and time to develop these prescription and switch products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. The Company may have to defend against charges that it violated patents or proprietary rights of third parties. The Company's defense against charges that it infringed third-party patents or proprietary rights could require the Company to incur substantial expense and to divert significant effort of its technical and management personnel. If the Company is found to have infringed on the rights of others, it could lose its right to develop or manufacture some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.

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

At times, the Company may seek approval to market NDA or ANDA products before the expiration of patents for those products, based upon its belief that such patents are invalid, unenforceable or would not be infringed by its products. As a result, the Company may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, the Company may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision or while an appeal of a lower court decision is pending. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in an “at risk” launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits the Company makes from selling the generic version of the product. By electing to proceed in this manner, the Company could face substantial damages if a final court decision is adverse to the Company. In the case where a patent holder is able to prove that the Company's infringement was “willful” or “exceptional”, the definition of which is subjective, the patent holder may be awarded up to three times the amount of its actual damages. At the end of the third quarter of fiscal 2012 and following a summary judgment ruling of non-infringement, the Company launched a generic version of Mucinex® tablets (600mg) from Reckitt Benckiser prior to the expiration of the relevant patents. At that time, this was an "at risk" launch. During the second quarter of fiscal 2013, the brand dismissed the appeal, and as a result, this is no longer an "at risk" launch.

The government programs in Israel in which the Company participates and the tax benefits the Company receives require the Company to meet several conditions and may be terminated or reduced in the future, which would increase the Company's costs and tax expenses.

The Company has received grants for research and development from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade. To continue to be eligible for these grants, the Company's development projects must be approved by the Chief Scientist on a case-by-case basis. If the Company's development projects are not approved by the Chief Scientist, the Company will not receive grants to fund these projects, which would increase research and development costs. The receipt of such grants subjects the Company to certain restrictions and pre-approval requirements, which may be conditioned on additional royalty payments with rights to transfer intellectual property and/or production abroad. The Company also receives tax benefits, in particular exemptions and reductions, as a result of the Privileged Enterprise status of certain existing operations in Israel. To be eligible for these tax benefits, the Company must maintain its Privileged Enterprise status by meeting conditions, including making specified investments in fixed assets located in specific regions in Israel and investing additional equity in itself and its Israeli subsidiaries and by meeting projections provided to the regulatory agencies. If the Company fails to meet these conditions in the future, the tax benefits would be canceled, and the Company could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. If such benefits are reduced or eliminated in the future, the Company's results of operations will be adversely impacted.

In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. Therefore, the above risk is only applicable for the Company for fiscal year 2011 as statutes remain open for this year.

A significant disruption at any of the Company's main manufacturing facilities could materially and adversely affect the Company's business, financial position and results of operations.

The Company's U.S. operations are concentrated in Michigan, Minnesota, South Carolina, New York, Vermont, Ohio and Nebraska. Approximately 81% of the Company's fiscal 2013 revenues are related to these manufacturing facilities. The Company has concentrated manufacturing facilities in Israel, which comprise approximately 11% of the Company's fiscal 2013 revenues. A significant disruption resulting from, but not limited to, fire, tornado, storm, flood, cyber attacks, material supply, insufficient quality, or pandemic at any of the Company's facilities could impair its ability to develop, produce and/or ship products on a timely basis, which could have a material adverse effect on the Company's business, financial position and operating results.

The success of certain of the Company's products depends on the effectiveness of measures it takes to protect its intellectual property rights and patents.

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

A substantial portion of the sources of raw materials and an increasing volume of sales of the Company are outside the United States. Additional legislation or regulation concerning importing/exporting may be enacted, which could have an adverse impact on the Company's net sales of such products and resulting income.

The Company imports and exports products and raw materials from/to several jurisdictions around the world. This process involves Company subsidiaries and third parties operating in a number of jurisdictions with different customs and import/export regulations. The regulations are subject to change from time to time and the Company cannot predict the nature, scope or impact of these changes upon the Company's operations. The Company is subject to periodic reviews and audits by U.S. and foreign authorities responsible for administering these regulations. To the extent that the Company is unable to successfully defend itself against an audit or review, the Company may be required to pay assessments, penalties and increased duties, which may, individually or in the aggregate, negatively impact the Company's gross margins and operating results. Certain of the Company's facilities operate in a special purpose subzone established by the U.S. Department of Commerce Foreign Trade Zone Board, which allows the Company certain tax advantages on products and raw materials shipped through these facilities. If the U.S. Department of Commerce Foreign Trade Zone Board were to revoke the subzone designation or limit its use by the Company, the Company could be subject to increased duties, which may negatively impact the Company's gross margins and operating results.

Conducting business in international markets involves risks and uncertainties such as foreign exchange rate exposure and social, political and economic instability that could lead to increased prices for raw materials, reduced international sales and reduced profitability associated with such sales, which could reduce the Company's net sales and income.

The Company sources certain key raw materials and finished products from foreign suppliers in countries that include, but are not limited to, Australia, Canada, China, Denmark, India and Mexico. The Company continues to increase its revenues outside the U.S. The Company's primary markets for the sale of its products outside the U.S. are Canada, Germany, Israel, Mexico, the U.K., China and Australia. The Company may have difficulty in international markets due, for example, to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural biases and political systems and strict adherence to all anti-corruption laws including the United States Foreign Corrupt Practices Act. Violence and crime in Mexico could adversely affect the Company's manufacturing activities and ability to recruit and retain employees there. Sales to customers outside the U.S. and foreign raw material purchases expose the Company to a number of risks, including unexpected changes in regulatory requirements, possible difficulties in enforcing agreements, longer payment cycles, longer shipping lead-times, inefficient port operations, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic or political instability, embargoes, military hostilities or exchange controls. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

The Company is dependent on the services of certain key executive and scientific employees. The failure to attract and retain such employees may have a material adverse impact on the Company's results of operations.

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

Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

The Company and its employees are increasingly utilizing social media tools as a means of communications both internally and externally. To the extent that the Company seeks to use these tools as a means to communicate about its products and/or business, there are uncertainties as to either the rules that apply to such communications, or as to the interpretations that authorities will apply to the rules that exist. As a result, despite the Company's efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the Company's use of social media for such purposes may cause it to be found in violation of them. In addition, because of the availability of social media tools globally, the Company's employees may knowingly or inadvertently make use of them in ways that may not be aligned with the Company's social media strategy, and that may give rise to liability, or could lead to the loss of trade secrets or other intellectual property, or public exposure of personal information (including sensitive personal information) of the Company's employees, clinical trial patients, customers and others. In either case, such uses of social media could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, negative posts or comments about the Company or its products in social media could seriously damage its reputation and could adversely affect the price of its securities.

To protect itself against various potential liabilities, the Company maintains a variety of insurance programs. Significant increases in the cost or decreases in the availability of such insurance could adversely impact the Company's financial condition.

The Company maintains insurance, including property, general and product liability, and directors' and officers' liability to protect itself against potential loss exposures. The Company cannot predict whether deductible or retention amounts will increase or whether coverage will be reduced in the future. To the extent that losses occur, there could be an adverse effect on the Company's financial results depending on the nature of the loss and the level of insurance coverage maintained by the Company. From time to time, the Company may reevaluate and change the types and levels of insurance coverage that it purchases.

The Company, like retailers and other distributors and manufacturers of products, is exposed to product liability claims in the event that, among other things, the use of its products results in injury. There is no assurance that product liability insurance will continue to be available to the Company at an economically reasonable cost (or at all for certain products) or that the Company's insurance will be adequate to cover liability that the Company incurs in connection with product liability claims. See Note 15 of the Notes to Consolidated Financial Statements for further information related to Legal Proceedings.

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

The Company anticipates that cash, cash equivalents, cash flows from operations and borrowings available under its credit facilities will substantially fund working capital and capital expenditures. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits has been positively influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities.

The Company's current capital structure, results of operations and cash flow needs could be materially impacted by acquisitions.

The Company's senior credit facilities, the agreements governing its senior notes and agreements governing its other indebtedness contain a number of restrictions and covenants that limit the Company's ability to make distributions or other payments to its investors and creditors unless certain financial tests or other criteria are satisfied. The Company also must comply with certain specified financial ratios and tests. These restrictions could affect the Company's ability to operate its business and may limit its ability to take advantage of potential business opportunities, such as acquisitions. If the Company does not comply with the covenants and restrictions contained in its senior credit facilities, agreements governing its senior notes and agreements governing its other indebtedness, the Company could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. Any default under the Company's senior credit facilities or agreements governing its senior notes or other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the Company's indebtedness is accelerated, there can be no assurance that it would be able to repay or refinance its debt or obtain sufficient new financing.

The Company has various maturity dates associated with its credit facilities, senior notes and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of its indebtedness. Further, there is no assurance that future refinancing or renegotiation of the Company's senior credit facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms.

If the Company decides to seek additional capital through the issuance of additional shares of common stock, existing shareholders' ownership may be diluted.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
The following is a list of the primary facilities owned or leased by the Company and the segment(s) that are generally supported by the facility as of August 9, 2013:

Location	No. of Facilities	Approx. Square Footage		Segments
		Owned	Leased
Michigan	34	2,149,000	1,057,000	Consumer Healthcare, Nutritionals, Rx Pharmaceuticals
New York	3	—	267,000	Consumer Healthcare, Rx Pharmaceuticals
South Carolina	3	200,000	460,000	Nutritionals
Ohio	1	97,000	—	Nutritionals
Vermont	4	220,000	101,000	Nutritionals
Georgia	1	—	11,000	Consumer Healthcare
Virginia	10	—	40,000	Nutritionals
Minnesota	3	200,000	105,000	Rx Pharmaceuticals
Nebraska	1	130,000	—	Consumer Healthcare
Kansas	2	87,000	25,000	Consumer Healthcare
Tennesee	2	—	300,000	Consumer Healthcare
Barnsley, U.K.	1	—	100,000	Consumer Healthcare
Braunton, U.K.	1	223,000	—	Consumer Healthcare
Leeds, U.K.	5	—	103,000	Rx Pharmaceuticals
Ramos Arizpe, Mexico	5	327,000	139,000	Consumer Healthcare, Nutritionals
Guadalajara Jalisco, Mexico	4	59,000	23,000	Consumer Healthcare
Toluca, Mexico	1	—	23,000	Consumer Healthcare
Balcatta, Western Australia	1	37,000	—	Consumer Healthcare
Baulkham, New South Wales	1	—	18,000	Consumer Healthcare
Maharashtra, India	1	240,000	—	API
Yeruham, Israel	1	270,000	—	Rx Pharmaceuticals
B’nei-Brak, Israel	3	—	106,000	Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic Products(1), API
Ramat Hovav, Israel	1	750,000	—	API

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

Item 3.	Legal Proceedings.

Information regarding the Company's current legal proceedings is presented in Note 15 of the Notes to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.

Not applicable.

Additional Item.	Executive Officers of the Registrant.
The executive officers of the Company and their ages and positions as of August 9, 2013 were:

Name	Age	Position
Douglas S. Boothe	49	Executive Vice President, General Manager, Rx Pharmaceuticals
Judy L. Brown	45	Executive Vice President, Chief Financial Officer
Thomas M. Farrington	56	Senior Vice President, Chief Information Officer
John T. Hendrickson	50	Executive Vice President, Global Operations and Supply Chain
Scott F. Jamison	57	Executive Vice President, General Manager, Nutritionals
Todd W. Kingma	53	Executive Vice President, General Counsel and Secretary
Sharon Kochan	45	Executive Vice President, General Manager, International
Jeffrey R. Needham	57	Executive Vice President, General Manager, Consumer Healthcare
Joseph C. Papa	57	Chairman, President and Chief Executive Officer
Jatin Shah, Ph.D.	60	Senior Vice President, Chief Scientific Officer
Michael R. Stewart	61	Senior Vice President, Global Human Resources
Louis W. Yu, Ph.D.	63	Executive Vice President, Global Quality
Mr. Boothe was named Executive Vice President, General Manager, Rx Pharmaceuticals in January 2013. Prior to joining the Company, Mr. Boothe was Chief Executive Officer of Actavis Inc. from August 2008 to December 2012 where he was responsible for all aspects of its generics business in North America and Latin America, and Chief Operating Officer of Actavis Inc. from 2006 to 2008. He also has held a series of leadership roles at Alpharma Inc., Pharmacia Corporation and Xerox Corporation.
Ms. Brown was named Executive Vice President, Chief Financial Officer in July 2006. She served as Vice President and Corporate Controller from September 2004 to July 2006. Previously, Ms. Brown held various senior positions in finance and operations at Whirlpool Corporation from 1998 to August 2004. Ms. Brown is a director of Belden Corporation, an NYSE traded company, that is a global leader in high quality, end-to-end signal transmission solutions and network infrastructure needs for industrial, enterprise and broadcast markets.
Mr. Farrington was named Senior Vice President, Chief Information Officer in October 2006. He formerly served as Chief Information Officer for F. Dohmen Co. in addition to serving as a division President for JASCORP LLC from 2003 to October 2006. Prior to that position, Mr. Farrington held various senior positions in information technology and finance at Dell, Inc. from 1999 to 2003.
Mr. Hendrickson was named Executive Vice President, Global Operations and Supply Chain in March 2007. He served as Executive Vice President and General Manager, Perrigo Consumer Healthcare from 2003 to March 2007. He served as Executive Vice President of Operations from 1999 to 2003.
Mr. Jamison was named Executive Vice President, General Manager, Nutritionals in January 2011. Before the Company acquired PBM Holdings, Inc. in fiscal 2010, Mr. Jamison had served as PBM's Executive Vice President and General Counsel since the formation of PBM in 1997 and was a key member of the executive team throughout the evolution and growth of PBM. In addition to his legal responsibilities, Mr. Jamison has held senior leadership responsibilities in operations and sales, as well as in new business and product development.
Mr. Kingma was named Executive Vice President in May 2006. He served as Vice President, General Counsel and Secretary from 2003 to May 2006. Previously, Mr. Kingma held various positions at Pharmacia Corporation from 1991 through 2003. His last position with Pharmacia Corporation was Vice President and Associate General Counsel, Global Specialty Operations.

Mr. Kochan was named Executive Vice President, General Manager, International in August 2012. He served as Executive Vice President, General Manager of Rx Pharmaceuticals from March 2007 to July 2012 and as Senior Vice President of Business Development and Strategy from 2005 to March 2007. Mr. Kochan was Vice President, Business Development of Agis Industries (1983) Ltd. from 2001 until the Company acquired Agis in 2005.
Mr. Needham was named Executive Vice President, General Manager, Consumer Healthcare in October 2009. He served as Senior Vice President of Commercial Business Development from 2005 through October 2009.

Previously, he served as Senior Vice President of International from 2004 to 2005. He served as Managing Director of the Company’s U.K. operations from 2002 to 2004 and as Vice President of Marketing from 1993 to 2002.
Mr. Papa joined the Company in October 2006 as President and Chief Executive Officer. Mr. Papa was elected as a director in November 2006 and, subsequently, was appointed as Chairman of the Board of Directors in October 2007. Previously, Mr. Papa served from 2004 to October 2006 as Chairman and Chief Executive Officer of the Pharmaceutical and Technologies Services segment of Cardinal Health, Inc. Prior to that position, he served as President and Chief Operating Officer of Watson Pharmaceuticals, Inc. from 2001 to 2004. Additionally, Mr. Papa has held management positions at DuPont Pharmaceuticals, Pharmacia Corporation, G.D. Searle & Company and Novartis AG. Mr. Papa is a director of Smith & Nephew, a developer of advanced orthopedic medical devices.
Dr. Shah was named Senior Vice President, Chief Scientific Officer in June 2005. He served as Vice President of Research and Development for Rx products from 2004 to June 2005. Previously, Dr. Shah held various senior positions in Research and Development at Mayne Pharma (known previously as Faulding Pharmaceuticals) from 1996 to 2004. Prior to that, Mr. Shah held positions of increasing responsibility at Eon Labs, Inc. Warner-Lambert (now Pfizer) and Hoffman-La Roche.
Mr. Stewart was named Senior Vice President, Global Human Resources in September 2004. He served as Vice President, Human Resources from 1993 to September 2004. Mr. Stewart began his employment with the Company in 1981.
Dr. Yu was named Executive Vice President, Global Quality in July 2013. He served as Senior Vice President, Global Quality from November 2006 to June 2013. Previously, Dr. Yu served from 2005 to October 2006 as Vice President, Quality at CV Therapeutics Inc. Prior to that position, he served as Global Head of Quality & Compliance for Forest Laboratories, Inc. from 1999 to 2005. He served as the Vice President, Quality & Compliance for Solvay Pharmaceuticals between 1996 and 1999. Currently, he is associated with the University of Wisconsin, serving as Adjunct Professor, Extension Services in Pharmacy, School of Pharmacy.

PART II.
(Dollar and share amounts in millions, except per share amounts)

Item 5.	Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.
Prior to June 6, 2013, the Company's common stock traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PRGO. On June 6, 2013, the Company's common stock began trading on the New York Stock Exchange ("NYSE") under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd., the Company’s common stock also began trading on the Tel Aviv Stock Exchange ("TASE") on March 16, 2005. The number of record holders of the Company’s common stock as of August 9, 2013 was 744.
Set forth below are the high and low prices for the Company’s common stock as reported for the periods indicated as reported on NASDAQ through June 5, 2013, and the NYSE thereafter:

	Fiscal Year Ended
	June 29, 2013		June 30, 2012
	High	Low	High	Low
First Quarter	$119.29	$104.86	$99.54	$75.89
Second Quarter	$120.78	$99.93	$104.70	$87.01
Third Quarter	$118.86	$98.79	$108.50	$90.18
Fourth Quarter	$122.04	$112.05	$118.27	$96.52

The graph below shows a five-year comparison of cumulative total return for the Company with the cumulative total returns for the NASDAQ Composite Index, the S&P 500 Index, the NASDAQ Pharmaceutical Index, and the S&P Pharmaceuticals Index. The Company added the S&P 500 Index and the S&P Pharmaceuticals Index to the graph because the Company changed its listing from the NASDAQ to the NYSE in June 2013 and because the Company is part of the S&P 500. In future years, the Company plans to discontinue the use of the NASDAQ Composite and NASDAQ Pharmaceutical indexes. Data points are, for the Company, the last day of each fiscal year and, for the indexes, June 30 of each year. The last day of the Company’s fiscal year for fiscal years 2008 through 2013 is noted in each of the columns below. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PERRIGO COMPANY, THE NASDAQ STOCK MARKET (U.S.) INDEX, THE S&P 500 INDEX, THE NASDAQ PHARMACEUTICAL INDEX, AND THE S&P PHARMACEUTICALS INDEX.

Perrigo Company
NASDAQ Composite
S&P 500
NASDAQ Pharmaceutical
S&P Pharmaceuticals
$400
$350
$300
$250
$200
$150
$100
$50
$0
6/28/2008
6/27/2009
6/26/2010
6/25/2011
6/30/2012
6/29/2013

	6/28/2008	6/27/2009	6/26/2010	6/25/2011	6/30/2012	6/29/2013
Perrigo Company	$100	$86	$184	$268	$370	$381
NASDAQ Composite	$100	$81	$93	$124	$132	$156
S&P 500	$100	$74	$84	$110	$116	$140
NASDAQ Pharmaceutical	$100	$96	$93	$125	$148	$212
S&P Pharmaceuticals	$100	$93	$102	$126	$145	$181
* $100 invested on June 28, 2008 in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. The Company paid dividends of $33.0 million, $29.0 million and $25.3 million or $0.35, $0.31 and $0.2725 per share during fiscal 2013, 2012 and 2011, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

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
The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter (in thousands, except per share amounts):

Fiscal 2013	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$—
March 31 to May 4	—	$—	—	$—
May 5 to June 1	1	$119.21	—	$—
June 2 to June 29	—	$—	—	$—
Total	1		—

(1)	Private party transactions accounted for the purchase of 1 share in the period from May 5 to June 1.

Item 6.	Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. For all years presented, the consolidated statements of income and consolidated balance sheet data set forth in this Form 10-K have been adjusted for the retrospective application of the voluntary change in accounting principle to eliminate the one-month reporting lag for the Company's foreign subsidiaries, as well as for the reclassification of discontinued operations information, unless otherwise noted. See Note 3 to the Notes to Consolidated Financial Statements in Item 8 for additional information on discontinued operations. The consolidated statement of income data set forth below with respect to the fiscal years ended June 29, 2013, June 30, 2012 and June 25, 2011 and the consolidated balance sheet data at June 29, 2013 and June 30, 2012, are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 26, 2010 and June 27, 2009, and the consolidated balance sheet data for the Company at June 25, 2011, June 26, 2010 and June 27, 2009, are derived from audited consolidated financial statements of the Company not included in this report.

Amounts may not sum due to rounding	Fiscal Year
(in millions, except per share amounts)	2013(1)(2)	2012(1)(3)	2011(1)	2010(4)(5)	2009(4)(6)
Statement of Income Data
Net sales	$3,539.8	$3,173.2	$2,755.0	$2,268.2	$2,005.6
Cost of sales	2,259.8	2,077.7	1,810.2	1,521.9	1,408.5
Gross profit	1,280.0	1,095.6	944.9	746.2	597.1
Operating expenses
Distribution	47.5	39.1	34.7	28.3	24.1
Research and development	115.2	105.8	89.3	83.5	76.8
Selling and administration	426.3	372.7	329.7	270.0	231.8
Write-off of in-process research and development	9.0	—	—	19.0	0.3
Restructuring	2.9	8.8	1.0	9.5	14.6
Total	600.9	526.4	454.7	410.3	347.6
Operating income	679.1	569.2	490.2	335.9	249.5
Interest, net	65.8	60.7	42.3	28.4	27.0
Other expense (income), net	0.9	(3.5)	(2.7)	(1.2)	1.1
Losses on sales of investments	4.7	—	—	—	—
Investment impairment	—	—	—	—	15.1
Income from continuing operations before income taxes	607.7	512.0	450.5	308.7	206.3
Income tax expense	165.8	119.0	110.0	84.2	63.5
Income from continuing operations	441.9	392.9	340.6	224.4	142.8
Income (loss) from discontinued operations, net of tax	—	8.6	(1.4)	(0.6)	2.7
Net income	$441.9	$401.6	$339.2	$223.8	$145.5
Basic earnings from continuing operations per share	$4.71	$4.22	$3.69	$2.46	$1.55
Diluted earnings from continuing operations per share	$4.68	$4.18	$3.64	$2.42	$1.53
Basic earnings per share	$4.71	$4.31	$3.67	$2.45	$1.58
Diluted earnings per share	$4.68	$4.27	$3.63	$2.41	$1.55
Weighted average shares outstanding:
Basic	93.9	93.2	92.3	91.4	92.2
Diluted	94.5	94.1	93.5	92.8	93.6
Dividends declared per share	$0.35	$0.31	$0.2725	$0.2425	$0.2150

(1)	See Item 7 for Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Includes the results of operations for Fera, Velcera, Rosemont, Cobrek, and Sergeant's for the two weeks, three, five, six and nine months ended June 29, 2013, respectively.

(3)	Includes the results of operations for Paddock and CanAm Care, LLC for the eleven and six months ended June 30, 2012, respectively.

(4)	Financial data has been retrospectively adjusted due to the voluntary change in accounting principle to eliminate a one-month reporting lag for the Company's foreign subsidiaries.

(5)	Includes the results of operations for Orion Laboratories Pty Ltd and PBM Holdings, Inc. for the four and two months ended June 26, 2010, respectively.

(6)
Includes the results of operations for J.B. Laboratories, Inc. and Laboratorios Diba, S.A. for the nine months ended June 27, 2009 and for Unico Holdings, Inc. for the eight months ended June 27, 2009.

(in millions)	June 29, 2013	June 30, 2012	June 25, 2011	June 26, 2010(1)	June 27, 2009(1)
Balance Sheet Data
Cash, cash equivalents, and current portion of investment securities	$779.9	$602.5	$310.1	$110.3	$317.6
Restricted cash	—	—	—	400.0	400.0
Working capital, excluding cash and current portion of investment securities	707.6	540.7	462.7	367.9	303.9
Property and equipment, net	681.4	578.4	507.3	448.6	352.3
Goodwill and other indefinite-lived intangible assets	1,174.1	820.1	644.9	618.0	267.5
Other intangible assets, net	1,157.6	729.3	567.6	587.0	210.5
Total assets	5,350.8	4,024.0	3,189.2	3,109.0	2,422.1
Long-term debt, less current portion	1,927.8	1,329.2	875.0	935.0	875.0
Shareholders’ equity	2,332.6	1,852.6	1,531.0	1,093.9	916.7
(1) Financial data has been retrospectively adjusted due to the voluntary change in accounting principle to eliminate a one-month reporting lag for the Company's foreign subsidiaries.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

On July 28, 2013, the Company entered into the Transaction Agreement, under the terms of which Holdco will acquire Elan pursuant to the Scheme and MergerSub will merge with and into the Company, with the Company continuing as the surviving corporation of the Merger. The Transactions are subject to the satisfaction of various closing conditions, including the adoption and approval of the Transaction Agreement by the Company's shareholders. For additional details on the Transaction Agreement and the Transactions, see the section titled “Transaction Agreement” in Item 1 “Business” above and Item 1A “Risk Factors - Risks Related to the Transactions” above.
On July 28, 2013, Holdco entered into the Bridge Credit Agreements, under the terms of which the lenders will provide Holdco with senior unsecured debt financing in an aggregate principal amount of up to $2.65 billion and senior unsecured cash financing in an aggregate principal amount of up to $1.7 billion in each case to finance, in part, the cash component of the Acquisition consideration, the repayment of certain existing indebtedness of the Company and pay certain transaction expenses in connection with the Transactions. The Closing Date is conditioned on, among other things, the consummation of the Transactions, accession of certain subsidiaries of the Company as guarantors, and absence of certain events of defaults under the Bridge Credit Agreements. For additional details on the Bridge Credit Agreements, see the section titled “Bridge Credit Agreements” in Item 1 “Business” above and Item 1A “Risk Factors - Risks Related to the Bridge Credit Agreements” above.

EXECUTIVE OVERVIEW
Perrigo Company (the "Company") traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 47 billion oral solid doses and over 3 billion liquid doses, as well as dozens of other product forms, each year. The Company’s mission is to offer “Quality, Affordable Healthcare ProductsTM”, and it does so across a wide variety of product categories primarily in the U.S., U.K., Mexico, Israel and Australia, and distributes into dozens of other markets throughout the world, including Canada, China and Latin America.
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
The Company’s fiscal year is a 52- or 53-week period, which ends the Saturday on or about June 30. An extra week is required approximately every six years in order to re-align the Company's fiscal reporting dates with the actual calendar months. Fiscal years 2013 and 2011 were comprised of 52 weeks and ended on June 29, 2013 and June 25, 2011, respectively. Fiscal year 2012 was 53 weeks and ended June 30, 2012. Using a weekly average, the extra week of operations in fiscal 2012 is estimated to have contributed approximately 2% in net sales. This factor should be considered when comparing the Company's fiscal 2013 and 2011 financial results with the Company's fiscal 2012 financial results.
Segments – The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment.

•
The Consumer Healthcare ("CHC") segment is the world’s largest store brand manufacturer of over-the-counter ("OTC") pharmaceutical products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, and secondary product categories include feminine hygiene, diabetes care and dermatological care. In addition, the fiscal 2013 acquisitions of Sergeant's Pet Care Products, Inc. ("Sergeant's") and Velcera, Inc. ("Velcera") expanded the Company's product portfolio into the animal health category.

The CHC business markets products that are comparable in quality and effectiveness to national brand products.The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico – and is developing its position in Australia. The Company's market share of OTC store brand products has grown in recent years as new products, retailer efforts to increase consumer education and awareness, and economic conditions have directed consumers to the value of store brand product offerings.

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

•
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription ("Rx") drugs primarily for the U.S. market. The Company defines this portfolio as predominantly “extended topical” and "specialty" as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions and powders. The portfolio also includes select controlled substances, injectables, hormones and oral solid dosage forms. As a result of the recent acquisition of Rosemont Pharmaceuticals Ltd. ("Rosemont") in the third quarter of fiscal 2013, the Company expanded its Rx product offering into the U.K. and Europe. Rosemont is a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. With the acquisition of a product portfolio from Fera Pharmaceuticals, LLC ("Fera"), the Company extended its ophthalmic offerings into the Rx extended topical space. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have formulations that are more difficult and costly to develop and launch (e.g., extended topicals, specialty solutions or products containing controlled substances). In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 100 ORx® products that are reimbursable through many health plans and Medicaid and Medicare programs. ORx® products offer consumers safe and effective remedies that provide an affordable alternative to the higher out-of-pocket costs of traditional OTC products.

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
Principles of Consolidation – The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Consolidated

	Fiscal Year Ended			Percentage Change
($ in millions)	June 29, 2013	June 30, 2012	June 25, 2011	2013/2012	2012/2011
Net sales	$3,539.8	$3,173.2	$2,755.0	12%	15%
Gross profit	$1,280.0	$1,095.6	$944.9	17%	16%
Gross profit %	36.2%	34.5%	34.3%
Operating expenses	$600.9	$526.4	$454.7	14%	16%
Operating expenses %	17.0%	16.6%	16.5%
Operating income	$679.1	$569.2	$490.2	19%	16%
Operating income %	19.2%	17.9%	17.8%
Interest and other, net	$71.4	$57.2	$39.7	25%	44%
Income taxes	$165.8	$119.0	$110.0	39%	8%
Income from continuing operations	$441.9	$393.0	$340.6	12%	15%
Net income	$441.9	$401.6	$339.2	10%	18%
Current Year Results – Fiscal 2013 net sales increased $366.6 million over fiscal 2012 due primarily to $184.7 million of net sales attributable to acquisitions and new product sales of $122.3 million. Fiscal 2013 gross profit increased in line with the net sales increase and was negatively impacted by charges of $10.9 million as a result of step-ups in values of inventory acquired and sold during the year related to acquisitions. Fiscal 2012 gross profit included a charge to cost of sales of $27.2 million as a result of the step-up in value of inventory acquired and sold during the first quarter of fiscal 2012 related to the Paddock Laboratories, Inc. ("Paddock") acquisition. Fiscal 2013 operating expenses included incremental expenses attributable to acquisitions, charges of $12.4 million related to acquisition and other integration-related costs and a $9.0 million impairment charge related to an in-process research and development asset ("IPR&D"). Fiscal 2012 operating expenses included charges of $9.4 million related to acquisition and severance costs associated with the Paddock acquisition and $8.8 million of restructuring charges related to the closure of the Company's Florida location.
Further details related to current year results, including results by segment, are included below under Results of Operations.

Performance Evaluation Criteria

The Company's management evaluates business performance using a Return on Invested Capital ("ROIC") metric. This includes evaluating performance of business segments, manufacturing locations, product categories and capital projects. Business segment performance is expected to meet or exceed the Company's weighted average cost of capital ("WACC") each year. Capital expenditures and large projects are required to demonstrate that they will contribute positively to ROIC in excess of the Company's WACC. Likewise, potential acquisition targets are evaluated on whether they have the capacity to deliver a ROIC in excess of 200 basis points over the Company's WACC within three years. In addition, improvement in return on capital is incorporated into management's Long-Term Incentive ("LTI") Plan. In order to make the overall ROIC metric more actionable for the broader operating management team, the metric used in the LTI award calculation is linked to Return on Tangible Capital, removing the direct effect of goodwill and acquired intangibles, to place focus on critical business levers which they can directly impact. Both management and the Board of Directors regularly review corporate and business segment ROIC calculations as well and the return on tangible capital performance by segment and product category to track year-over year-improvements and/or the actions to achieve performance at or better than the required threshold.

Growth Strategy and Strategic Evaluation

Over recent years, the Company has been executing a strategy designed to expand its product offerings through both R&D and acquisitions and to reach new healthcare consumers through entry into new markets. This strategy is accomplished by investing in and continually improving all aspects of the Company's five strategic pillars: high quality, superior customer service, leading innovation, best cost and empowered people. The concentration of common shared service activities around the world and development of centers of excellence in R&D have played an important role in ensuring the consistency and quality of the Company’s five strategic pillars.

Management plans to continue on its strategic path of growing the Company organically as well as inorganically. The Company continually reinvests in its own R&D pipeline and at the same time also works with partners as necessary to strive to be first to market with new products. In recent years, the Company has grown organically by launching a series of successful new products in the Consumer Healthcare and Rx Pharmaceuticals segments. Management expects to continue to grow inorganically through continued expansion into adjacent products, product categories and channels, as well as new geographic markets. Acquisition opportunities are evaluated on the basis of their ability to deliver long-term ROIC for the Company.

During fiscal 2013, the Company continued its strategic growth through the following product line expansions and acquisitions:

Product Launches:

•	Clobetasol propionate shampoo, 0.05%, the generic version of Clobex® in August 2012

•	Dextromethorphan polistirex, the generic version of Delsym® extended-release oral liquid suspension in August 2012

•	Acetylcysteine injection, the authorized generic of Acetadote® injection in January 2013

•	Betamethasone valerate foam 0.12%, the generic version of Luxiq® foam in January 2013

•	Nicotine polacrilex mini lozenge 2 mg (mint flavor) and 4 mg (mint flavor), the generic equivalent of Nicorette® mini lozenge in January 2013

•	Clobetasol emulsion propionate foam 0.05%, the generic version of Olux-E® foam 0.05% in February 2013

•	Sergeant's Pronyl OTC® flea and tick spray, the value brand of Frontline® spray in February 2013

•	Guaifenesin 600 mg extended release tablets, the generic version of Mucinex® 600 mg tablets in March 2013

•	Trospium chloride extended release tablets, the generic version of Sanctura® XR tablets in June 2013

Acquisitions:

•	Acquisition in October 2012 of Sergeant's, a supplier of animal health products. The acquisition expanded the Company's Consumer Healthcare product portfolio into the animal health category.

•	Acquisition in December 2012 of Cobrek, a drug development company. The acquisition further strengthened the Company's position in foam-based technologies for existing and future U.S. Rx products.

•	Acquisition in February 2013 of Rosemont, a specialty and generic prescription pharmaceutical company. The acquisition expanded the global presence of the Company's Rx product offering.

•	Acquisition in April 2013 of Velcera, a manufacturer and marketer of generic pet care products. The acquisition expanded the Company's Consumer Healthcare animal health category.

•
Acquisition in June 2013, of an ophthalmic sterile ointment and solution product portfolio from Fera, a specialty pharmaceutical company. The acquisition expanded the Company's opthalmic offerings and position within the Rx extended topical space.

Capital and Liquidity
The Company’s goal in managing its capital structure is to provide sufficient liquidity to enable it to pursue its business goals and objectives while optimizing long-term flexibility. Over its recent history, the Company has placed increased focus on the importance of funding a majority of its core organic objectives through cash flows from operations. Management is incented to achieve improved cash flows from operations through individual segment operating income and working capital targets and strives to achieve annual cash flows from operations greater than net income. Capital expenditures for the last three fiscal years were at higher levels to allow for capacity expansion, quality and technology investments, API strategic transformations and integration of acquisitions. Capital expenditures for fiscal 2014 are expected to be at or slightly above fiscal 2013 levels to allow for continued manufacturing productivity and capacity projects, quality and technology investments and investments at newly acquired entities. This estimate does not include any impact of the proposed Merger and Acquisition involving Elan, as previously discussed. To support its inorganic acquisition strategies, the Company seeks to maintain access to a broad range of debt capital markets to optimize cost, flexibility and liquidity. The Company has historically provided shareholder return of capital through its dividend policy, payments under which have increased steadily over recent years. Share repurchases authorized by the Company’s Board of Directors are evaluated against alternative uses of cash, such as acquisitions and debt repayments, and when approved are typically made at levels to help offset the dilutive effects of share-based compensation awards. Refer to the Financial Condition, Liquidity and Capital Resources and Results of Operations sections below for a more detailed discussion of the Company’s capital and liquidity.

Events Impacting Future Results

In January 2012, a branded competitor in the OTC market began to experience certain quality issues at one of its facilities, causing it to temporarily shut down the facility. Due to this situation, the Company experienced an increase in demand for its OTC products during the second half of fiscal 2012 and full year fiscal 2013, which had a positive impact on the Consumer Healthcare segment's net sales and results of operations. At this time, the branded competitor is in the process of returning to the market with certain products. The impact on the Company's future results will largely be determined by the extent of the branded competitor's strategies regarding supply chain, manufacturing and marketing as well as the pace at which they are able to regain distribution and consumer market share, each of which may have an impact on the sales for OTC products.

Over the past several years, the Company has been developing the API temozolomide for various finished dose partners in several global markets. In the third quarter of fiscal 2010, the Company launched temozolomide into the European market. On February 2, 2010, the Company announced that it will exclusively supply Teva Pharmaceutical Industries Ltd. ("Teva") with the API for the generic version of Temodar® (temozolomide) in the U.S. market. Teva will manufacture, market and distribute the product in the U.S., and the Company will share equally with Teva in the profitability of the product sold. Teva was the first company to file an ANDA that contained a Paragraph IV certification for Temodar®. On January 26, 2010, the United States District Court for the District of Delaware held that the patent protecting temozolomide was unenforceable. On March 1, 2010, the FDA granted final approval to the Teva ANDA, but Teva did not launch the product at that time. Merck appealed the ruling and on November 9, 2010, the appeals court reversed the trial decision, preventing the launch of the Teva product. Teva filed a petition for the entire appeals court to rehear the case, and on February 29, 2011 the court denied the motion. In response, Teva filed a petition for certiorari with the United States Supreme Court that was denied, ending the litigation. By agreement between Teva and Merck, Teva launched the product on August 12, 2013.

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of its products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which continued through fiscal 2013, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s net sales. At this time, the branded competitor is in the process of returning to the market. The Company is considering this year-over-year impact in its forward-looking sales forecast, but cannot fully predict the extent of consumers' reacceptance of the branded products or the extent of the branded competitor's marketing activities.

RESULTS OF OPERATIONS
The Company’s consolidated statements of income, expressed as a percent of net sales, are presented below:

	Fiscal Year Ended
	June 29, 2013(1)	June 30, 2012(1)	June 25, 2011(1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.8	65.5	65.7
Gross profit	36.2	34.5	34.3
Operating expenses
Distribution	1.3	1.2	1.3
Research and development	3.3	3.3	3.2
Selling and administration	12.0	11.7	12.0
Write-off of in-process research and development	0.3	—	—
Restructuring	0.1	0.3	0.0
Total	17.0	16.6	16.5
Operating income	19.2	17.9	17.8
Interest and other, net	1.9	1.8	1.4
Losses on sales of investments	0.1	—	—
Income from continuing operations before income taxes	17.2	16.1	16.4
Income tax expense	4.7	3.8	4.0
Income from continuing operations	12.5	12.4	12.4
Income (loss) from discontinued operations, net of tax	—	0.3	(0.0)
Net income	12.5%	12.7%	12.3%

(1)	The sum of individual percentages may not equal due to rounding.

Consumer Healthcare

	Fiscal Year			Percentage Change
($ in millions)	2013	2012	2011	2013/2012	2012/2011
Net sales	$2,089.0	$1,815.8	$1,684.9	15%	8%
Gross profit	$683.8	$571.8	$540.8	20%	6%
Gross profit %	32.7%	31.5%	32.1%
Operating expenses	$320.6	$256.5	$231.8	25%	11%
Operating expenses %	15.3%	14.1%	13.8%
Operating income	$363.2	$315.3	$309.0	15%	2%
Operating income %	17.4%	17.4%	18.3%

Net Sales
Fiscal 2013 net sales increased $273.2 million compared to fiscal 2012. The increase was due primarily to an increase in U.S. sales of existing products of $110.6 million, primarily in the contract manufacturing, smoking cessation and cough/cold categories, $141.5 million of net sales attributable to the Sergeant's, Velcera and CanAm acquisitions and new product sales of $53.0 million, mainly in the cough/cold, smoking cessation and gastrointestinal product categories. The Company's international locations, primarily the U.K., also experienced an increase of $18 million in their existing product sales due primarily to smoking cessation and contract manufacturing sales growth in European markets. These increases were partially offset by a decline of $32.2 million in sales of existing products, primarily in the gastrointestinal and analgesics product categories and $16.0 million in discontinued products.

Fiscal 2012 net sales increased $130.9 million compared to fiscal 2011. The increase was due primarily to new product sales of $101.7 million, mainly in the cough/cold, gastrointestinal, diabetes and dermatological care categories, along with an increase in sales of existing products of approximately $47.7 million in the cough/cold, feminine hygiene and smoking cessation categories. In addition, incremental net sales attributable to the acquisition of CanAm were approximately $17.6 million. These combined increases were partially offset by a decline of $33.7 million in sales of existing products within the gastrointestinal, analgesics and contract manufacturing product categories. The decrease in the gastrointestinal category was driven by competitive pressures on a key product. The decrease in the analgesics category was driven by a relatively mild cough/cold season compared to fiscal 2011. In addition, fiscal 2011 net sales in the analgesics category benefited from a branded competitor in the OTC market experiencing periodic interruptions of distribution of certain of its adult and pediatric analgesic products. The decrease in the contract manufacturing category was driven by increased competition. Net sales in fiscal 2012 were negatively affected by $3.6 million in unfavorable changes in foreign currency exchange rates.

Gross Profit

Fiscal 2013 gross profit increased $112.1 million compared to fiscal 2012. The increase was due primarily to gross profit attributable to the net increase in sales of existing products, incremental gross profit attributable to the Sergeant's, Velcera and CanAm acquisitions and contribution from new product sales. These increases were partially offset by a one-time charge of $7.7 million to cost of sales as a result of the step-up of inventory acquired and sold during fiscal 2013 related to the Sergeant's acquisition. This one-time charge also negatively impacted the gross profit percentage for fiscal 2013, but was entirely offset by favorable product mix.
Fiscal 2012 gross profit increased $31.0 million compared to fiscal 2011. The increase was due primarily to gross profit contribution on new product sales and incremental gross profit attributable to the CanAm acquisition, partially offset by increased competition on a key product. The gross profit percentage decreased 60 basis points in fiscal 2012 compared to fiscal 2011 due primarily to increased competition on a key product.
Operating Expenses

Fiscal 2013 operating expenses increased $64.2 million compared to fiscal 2012 due primarily to $54.1 million of incremental operating expenses from the acquisitions of Sergeant's, Velcera and CanAm. In addition to the increase due to acquisitions, selling and distribution expenses increased $8.7 million on higher sales volume.
Fiscal 2012 operating expenses increased $24.6 million compared to fiscal 2011. The increase, which included $4.3 million of incremental operating expenses from the acquisition of CanAm, was related primarily to increases in selling expenses of $13.2 million and administrative expenses of $9.2 million. Selling expenses increased due primarily to higher spending on sales and marketing promotions to support the new product launches in fiscal 2012, while administrative expenses increased due to an increase in corporate expenses allocated to the Company's operating segments.

Nutritionals

	Fiscal Year			Percentage Change
($ in millions)	2013	2012	2011	2013/2012	2012/2011
Net sales	$508.4	$501.0	$503.3	1%	(0)%
Gross profit	$127.1	$125.3	$154.8	1%	(19)%
Gross profit %	25.0%	25.0%	30.8%
Operating expenses	$91.9	$99.9	$94.6	(8)%	6%
Operating expenses %	18.1%	19.9%	18.8%
Operating income	$35.2	$25.4	$60.2	39%	(58)%
Operating income %	6.9%	5.1%	12.0%

Net Sales

Fiscal 2013 net sales increased $7.4 million compared to fiscal 2012 due primarily to new product sales of $18.6 million and a $4 million increase in existing product sales within the VMS product category. These increases were partially offset by a decline in sales of existing products of $15 million, primarily in the infant formula category. Existing product net sales for infant formulas were negatively impacted by a production conversion and ramp up at the Company's Vermont manufacturing facility following the installation of a new plastic container powder infant formula packaging line. The Company has invested approximately $29 million for this new state-of-the-art consumer-friendly packaging capability. In the fourth quarter of fiscal 2012, retailers increased purchases in advance of the installation of the new plastic container packaging line and the conversion of the Company's ERP system on July 1, 2012.
Fiscal 2012 net sales decreased $2.3 million compared to fiscal 2011. The decrease was due in part to the transition to next generation formulas within the product portfolio. This transition resulted in a decline of existing product sales of $52 million, which was largely offset by $51 million in new product sales attributable to the next generation formulas. Existing product sales within the infant formula category were also lower due to the absence of increased demand that the Company experienced in the second and third quarters of fiscal 2011 as a result of a competitor's product recall. A decline in U.S. birth rates year-over-year also contributed to lower infant formula existing product sales between periods. In addition, the VMS product category net sales decreased by approximately $14 million due primarily to SKU rationalization as a result of increased competition. These decreases were partially offset by increased sales in the infant and toddler foods product category of $13 million.
Gross Profit
Fiscal 2013 gross profit increased $1.7 million in line with the net sales increase.
Fiscal 2012 gross profit decreased $29.4 million compared to fiscal 2011.The decrease was due primarily to under absorption of fixed production costs relative to lower volume output year-over-year, along with higher commodity costs, particularly on dairy inputs, and a change in product mix from higher profit formula products to lower profit food products. The gross profit percentage decreased 580 basis points in fiscal 2012 compared to fiscal 2011 due primarily to higher fixed production and commodity costs, as well as the change in product mix.
Operating Expenses

Fiscal 2013 operating expenses decreased $8.0 million compared to fiscal 2012 due primarily to the absence of $7.1 million of restructuring charges incurred in the third quarter of fiscal 2012 related to the closure of the Company's Florida location. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company's Florida restructuring plan.
Fiscal 2012 operating expenses increased $5.3 million compared to fiscal 2011 due primarily to charges incurred as part of the Company's restructuring plan at its Florida facility. These charges were partially offset by a decrease in administrative expenses due primarily to continued realization of synergies from the PBM acquisition.

Rx Pharmaceuticals

	Fiscal Year			Percentage Change
($ in millions)	2013	2012	2011	2013/2012	2012/2011
Net sales	$709.5	$617.4	$343.7	15%	80%
Gross profit	$361.5	$288.6	$160.0	25%	80%
Gross profit %	51.0%	46.7%	46.6%
Operating expenses	$98.3	$75.1	$45.4	31%	66%
Operating expenses %	13.9%	12.2%	13.2%
Operating income	$263.2	$213.5	$114.6	23%	86%
Operating income %	37.1%	34.6%	33.3%

Net Sales

Fiscal 2013 net sales increased $92.2 million compared to fiscal 2012. The increase was due primarily to new product sales of $48.6 million, $24.1 million of net sales attributable to the Rosemont and Fera acquisitions, an additional month of net sales of $19.1 million from the July 26, 2011 Paddock acquisition and improved pricing on select products as compared to the prior year. These increases were partially offset by decreased volume in existing products and decreased pricing on one certain product.

Fiscal 2012 net sales increased $273.7 million compared to fiscal 2011. This increase was due primarily to net sales of $227.8 million from the Paddock acquisition, new product sales of $28.6 million and improved pricing on select products as compared to the prior year.

Gross Profit

Fiscal 2013 gross profit increased $72.9 million compared to fiscal 2012. The increase was due primarily to the absence of the one-time charge of $27.2 million to cost of sales as a result of the step-up of inventory acquired and sold during the first quarter of fiscal 2012 related to the Paddock acquisition, partially offset by the charge of $3.2 million to cost of sales as a result of the step-up of inventory acquired and sold during the last half of fiscal 2013 related to the Rosemont acquisition. The fiscal 2013 gross profit increase was also due to an additional month of gross profit contribution from the Paddock acquisition, gross profit from new product sales, incremental gross profit attributable to the Rosemont and Fera acquisitions and favorable pricing dynamics on select products as compared to the prior year. These increases were partially offset by lower gross profit contribution due to decreased volume and pricing on certain existing products. The fiscal 2013 gross profit percentage increased 430 basis points compared to fiscal 2012 due primarily to gross profit from new product sales and the absence of the inventory step-up charge related to the Paddock acquisition discussed above.

Fiscal 2012 gross profit increased $128.6 million compared to fiscal 2011. This increase was due primarily to gross profit contribution from the Paddock acquisition, gross profit from new product sales and favorable pricing dynamics on select products as compared to prior year. These increases were partially offset by a one-time charge of $27.2 million to cost of sales as a result of the step-up of inventory value related to the Paddock acquisition in the first quarter of fiscal 2012.

Operating Expenses

Fiscal 2013 operating expenses increased $23.2 million compared to fiscal 2012 due primarily to $6.8 million of incremental operating expenses from the Rosemont acquisition and an additional month of operating expenses of $2.8 million attributable to the Paddock acquisition. In addition to the increase due to acquisitions, research and development expenses increased $9.8 million due primarily to a $9.0 million impairment charge related to the write-off of certain IPR&D intangible assets that were acquired as part of the Paddock acquisition due to changes in the projected development and regulatory timelines for various projects.

Fiscal 2012 operating expenses increased $29.7 million compared to fiscal 2011 due primarily to the inclusion of operating expenses attributable to the Paddock acquisition.

API

	Fiscal Year			Percentage Change
($ in millions)	2013	2012	2011	2013/2012	2012/2011
Net sales	$159.3	$165.8	$155.7	(4)%	6%
Gross profit	$83.8	$86.1	$67.4	(3)%	28%
Gross profit %	52.6%	51.9%	43.3%
Operating expenses	$35.0	$32.2	$31.2	9%	3%
Operating expenses %	22.0%	19.4%	20.0%
Operating income	$48.9	$53.9	$36.2	(9)%	49%
Operating income %	30.7%	32.5%	23.2%

Net Sales
Net sales for fiscal 2013 decreased $6.5 million compared to fiscal 2012. This decrease was due primarily to a decrease of sales of existing products of $20.0 million, along with a $1.2 million decrease related to unfavorable changes in foreign currency exchange rates, partially offset by an increase of $15.0 million over fiscal 2012 related to a long-standing commercial agreement (the "API Agreement") that the Company has with a customer to supply an API for use in a generic finished dosage pharmaceutical product that was launched in the fourth quarter of fiscal 2012. Due to unexpected developments in that market formation, the Company's customer was able to launch its product with 180-day exclusivity status, which ended during the Company's second quarter of fiscal 2013. The Company's API operating results continued to be positively impacted by the API Agreement post-exclusivity status in the last half of fiscal 2013. However, the Company does not expect the impact of the API Agreement to be significant in future periods. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.

The Company is in the process of fine tuning its long-term strategy for its API business from primarily third party to one more focused on vertical integration of high value and more difficult-to-manufacture inputs to the Consumer Healthcare and Rx businesses in an effort to gain efficiencies and lower costs, thus increasing margins. With limited new product introductions to third party customers, the API segment revenues may decrease in the future while increasing as vertical integration sales (which will be eliminated in consolidation) will be an important component of the Company's API strategic focus. The Company will continue to seek and execute upon niche, complex differentiated new product APIs opportunistically for its overall portfolio, as well as strive to develop unique collaborations and profit share agreements between the Company's API business and pharmaceutical companies globally.

Net sales for fiscal 2012 increased $10.1 million compared to fiscal 2011. This increase was due primarily to $12.5 million of increased demand in the U.S. for fluticasone, along with new product sales of $7.1 million and $4.1 million related to the API Agreement discussed above. These increases were partially offset by a $8.0 million decrease attributable to pricing pressures on a key product, along with a $1.5 million decrease related to unfavorable changes in foreign currency exchange rates.
Gross Profit

Gross profit for fiscal 2013 decreased $2.3 million compared to fiscal 2012. This decrease was due primarily to decreased profit of $5.7 million related to the demand in the U.S. for one specific product, along with decreased profit related to the decrease in sales of other existing products, partially offset by an increase of $7.7 million from the API Agreement over fiscal 2012. The gross profit percentage increased 70 basis points in fiscal 2013 compared to fiscal 2012 due primarily to the API Agreement.
Gross profit for fiscal 2012 increased $18.7 million compared to fiscal 2011. This increase was due primarily to the $11.0 million contribution from a combination of net sales and a cancellation of past obligations related to operational costs associated with the API Agreement, along with increased profit of $11.0 million related to the demand in the U.S. for fluticasone. These increases were partially offset by the pricing pressures on a key product. The gross profit percentage increased 860 basis points in fiscal 2012 compared to fiscal 2011 due primarily to the API Agreement previously discussed.

Operating Expenses
Operating expenses for fiscal 2013 increased $2.7 million compared to fiscal 2012 due primarily to higher administrative costs driven by higher legal expenses.
Operating expenses for fiscal 2012 increased $1.1 million compared to fiscal 2011 due primarily to higher administrative costs driven by higher employee-related expenses and increased research and development costs.

Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Fiscal Year			Percentage Change
($ in millions)	2013	2012	2011	2013/2012	2012/2011
Net sales	$73.6	$73.3	$67.3	0%	9%
Gross profit	$23.8	$23.8	$21.9	0%	8%
Gross profit %	32.3%	32.5%	32.5%
Operating expenses	$20.3	$21.7	$21.3	(6)%	2%
Operating expenses %	27.6%	29.6%	31.6%
Operating income	$3.4	$2.0	$0.6	69%	236%
Operating income %	4.6%	2.7%	0.9%

Net Sales

Fiscal 2013 net sales were relatively flat compared to fiscal 2012. The slight increase was due to new product sales of $2.1 million, offset by unfavorable changes of $1.6 million in foreign currency exchange rates.

Fiscal 2012 net sales increased $6.0 million compared to fiscal 2011. This increase was driven primarily by new product sales of approximately $4.0 million and increased sales volumes of existing products of $3.4 million, partially offset by a decline of $1.4 million due to unfavorable changes in foreign currency exchange rates.
Gross Profit
Fiscal 2013 gross profit was flat compared to fiscal 2012.
Fiscal 2012 gross profit increased $1.8 million compared to fiscal 2011. This increase was due primarily to gross profit contribution attributable to new products.
Operating Expenses
Fiscal 2013 operating expenses decreased $1.4 million compared to fiscal 2012 due primarily to decreased legal expenses compared to fiscal 2012. Fiscal 2012 operating expenses were relatively flat compared to fiscal 2011.
Unallocated Expenses

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Fiscal 2013 unallocated expenses were $34.7 million compared to $40.9 million in fiscal 2012, a decrease of $6.2 million or 15% due primarily to lower corporate development and variable incentive-related expenses.
Fiscal 2012 unallocated expenses were $40.9 million compared to $30.4 million in fiscal 2011, an increase of $10.5 million or 35%. This increase was due primarily to acquisition expenses related to Paddock, as well as higher administrative costs associated with corporate development activities.

Interest and Other (Consolidated)
Fiscal 2013 interest expense was $70.0 million compared to $64.7 million for fiscal 2012. The increase in interest expense was due to a full year of interest on the Series 2011 Notes and the increased borrowings related to a $600 million public debt offering, which was completed during the fourth quarter of fiscal 2013. Fiscal 2013 interest income was $4.2 million compared to $4.0 million for fiscal 2012. As a result of the public debt offering in May 2013, interest expense is expected to increase beginning in the first quarter of fiscal 2014 by approximately $18.0 million on an annual basis.
Fiscal 2012 interest expense was $64.7 million compared to $45.5 million for fiscal 2011. The increase in interest expense was due to the increased borrowings related to the Paddock acquisition, the issuance of the Series 2011 Notes described below and the new credit agreement completed in the second quarter. Fiscal 2012 interest income was $4.0 million compared to $3.2 million for fiscal 2011.

In conjunction with the Cobrek acquisition, the Company remeasured the fair value of its 18.5% noncontrolling interest, which was valued at $9.5 million, and recognized a loss of $3.0 million in other expense during the second quarter of fiscal 2013. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information.

During the third quarter of fiscal 2013, the Company sold its auction rate securities ("ARS") for $8.6 million and recognized a loss of $1.6 million in other expense. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the sale of the ARS.
Income Taxes (Consolidated)

International operations have an effect on the Company's overall effective tax rate. The Company's foreign source income is generally derived from jurisdictions with a lower effective tax rate than the U.S. statutory rate, resulting in a lower consolidated effective tax rate. The relative share of foreign income was 34.0%, 38.6% and 33.6% of total income for fiscal 2013, 2012 and 2011, respectively. Further, the effective tax rate was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7.5 million and $26.1 million for fiscal 2013 and 2012, respectively, related to various audit resolutions and statute expirations. The effective tax rate for fiscal 2013 included the impact of the newly enacted American Taxpayer Relief Act of 2012 (the "Act"). Among other provisions, the Act provided for the restoration of the research and development credit, applied retroactively to January 1, 2012.

The effective tax rate on continuing operations was 27.3%, 23.2% and 24.4% for fiscal 2013, 2012 and 2011, respectively, and is affected by the relative share of foreign income in each year because such foreign jurisdictions generally have lower corporate tax rates than the U.S.

In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation and enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates are applicable to the Company as of June 30, 2013.

In July 2013, the United Kingdom passed legislation reducing the statutory rate from 23% to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively.

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents increased $177.4 million to $779.9 million at June 29, 2013 from $602.5 million at June 30, 2012. Working capital, including cash, increased $344.2 million to $1,487.5 million at June 29, 2013 from $1,143.2 million at June 30, 2012. The increase in working capital was due primarily to additional working capital from the acquisitions of Sergeant's, Rosemont and Velcera.
In addition to the cash and cash equivalents balance of $779.9 million at June 29, 2013, the Company had approximately $398.0 million available under its revolving loan commitment and $200.0 million available under its accounts receivable securitization program described below, as well as approximately $1.7 million available under its Indian credit facilities. As of July 3, 2013, the Company had an additional $2.1 million available under its Indian credit facilities as described in Note 8 of the Notes to the Consolidated Financial Statements. Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

	Fiscal Year Ended
($ in millions)	June 29, 2013	June 30, 2012
Net cash from operating activities	$553.8	$513.4

Net cash for investing activities	$(947.8)	$(684.1)

Net cash from financing activities	$577.2	$458.7
Net cash provided from operating activities increased $40.4 million or 8% to $553.8 million for fiscal 2013 compared to $513.4 million for fiscal 2012, due primarily to increased earnings for fiscal 2013 compared to fiscal 2012.
Net cash used for investing activities increased $263.6 million to $947.8 million for fiscal 2013 compared to $684.1 million for fiscal 2012, due primarily to increased funding used for acquisitions in fiscal 2013 compared to fiscal 2012.
Capital expenditures for facilities and equipment for fiscal 2013 were $132.2 million, including the non-cash portion of $28.1 million recorded in accounts payable as of June 29, 2013, and were for manufacturing productivity/growth projects, investments at newly acquired entities, technology infrastructure, system upgrades and the API expansion into India. Capital expenditures for fiscal 2014 are anticipated to be between $150 million to $185 million related primarily to manufacturing productivity and capacity projects and investments at newly acquired entities. The Company expects to fund these estimated capital expenditures with funds from operational cash flows or revolving credit facilities. Capital expenditures for fiscal 2012 were $120.2 million.
Net cash provided from financing activities was $577.2 million for fiscal 2013 compared to $458.7 million for fiscal 2012. The increase in cash provided from financing activities was due primarily to net borrowings of long-term debt associated with the issuance of senior unsecured notes during the fourth quarter of fiscal 2013, as discussed below.
The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During fiscal 2013, the Company repurchased 112 thousand shares of common stock for $12.4 million in private party transactions. During fiscal 2012 and 2011, the Company repurchased 90 thousand and 142 thousand shares of common stock for $8.2 million and $8.3 million, respectively, in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.
In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. The Company paid dividends of $33.0 million, $29.0 million and $25.3 million, or $0.35, $0.31 and $0.2725 per share, during fiscal 2013, 2012 and 2011, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Dividends paid for the years ended June 29, 2013 and June 30, 2012 were as follows:

Declaration Date	Record Date	Payable	Dividend Declared

Fiscal 2013
May 2, 2013	May 31, 2013	June 18, 2013	$0.09
January 31, 2013	March 1, 2013	March 19, 2013	$0.09
November 6, 2012	November 29, 2012	December 17, 2012	$0.09
August 15, 2012	August 31, 2012	September 18, 2012	$0.08

Fiscal 2012
May 3, 2012	June 1, 2012	June 19, 2012	$0.08
February 2, 2012	March 2, 2012	March 20, 2012	$0.08
October 26, 2011	November 25, 2011	December 13, 2011	$0.08
August 11, 2011	August 26, 2011	September 13, 2011	$0.07
Accounts Receivable Securitization

On July 23, 2009, the Company entered into an accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and Bank of America Securities, LLC ("Bank of America"). The Company renewed the Securitization Program on July 22, 2010, and, most recently, on June 13, 2011, with Bank of America, as Agent, and Wells Fargo Bank, National Association ("Wells Fargo") and PNC Bank, National Association ("PNC") as Managing Agents (together, the "Committed Investors").
The Securitization Program is a three-year program, expiring June 13, 2014, and under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy-remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110.0 million, $60.0 million and $30.0 million, respectively, effectively allowing the Company to borrow up to a total amount of $200.0 million, subject to a Maximum Net Investment calculation as defined in the agreement. At June 29, 2013, the entire $200.0 million committed amount of the Securitization Program was available under this calculation. The daily interest rate on any borrowing is equal to thirty-day LIBOR, as measured daily on each day any such borrowings are outstanding, plus 0.45% divided by 360. In addition, a daily facility fee of 0.45% divided by 360 is applied to the entire $200.0 million commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.
Any borrowing made pursuant to the Securitization Program will be classified as debt in the Company’s consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. At June 29, 2013 and June 30, 2012, there were no borrowings outstanding under the Securitization Program.
Indebtedness
On May 9, 2013, the Company completed a public offering of $600.0 million aggregate principal amount of 2.95% senior unsecured notes that will mature on May 15, 2023 (the "Bonds") with an effective yield to maturity of 3.01%. Interest on the Bonds is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The Bonds are governed by a Base Indenture and a First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as trustee. The Bonds are the Company's unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company's existing and future unsecured and unsubordinated indebtedness. The Bonds are not entitled to mandatory redemption or sinking fund payments. The Company may redeem the Bonds, in whole or in part, at any time and from time to time for cash at the redemption prices described in the Indenture. The Company received net proceeds of $593.0 million from issuance of the Bonds on May 16, 2013, after deduction of issuance costs of $3.9 million and a market discount of $3.1 million. The debt issuance costs are recorded in Other Assets and are being amortized to interest expense over the life of the Bonds using the effective interest method. The discount is being amortized to interest expense over the life of the Bonds, resulting in an effective interest rate of 3.01%. Net proceeds of the Bonds are available for general corporate purposes.

On October 26, 2011, the Company and certain of its subsidiaries entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the "2011 Credit Agreement"). The 2011 Credit Agreement provides for revolving loan and term loan commitments of $400.0 million each, subject to increase or decrease as specified in the 2011 Credit Agreement. The term loan commitment was funded in full on November 3, 2011 and remains outstanding as of June 29, 2013. No revolving loans were outstanding as of June 29, 2013. Revolving and term loans bear interest, at the election of the Company, at either (i) the Adjusted LIBO Rate plus the Applicable Margin or (ii) the Alternate Base Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. In each case the Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. At June 29, 2013, the weighted average interest rate of the term loan was 1.500%. The maturity date of the term loan and the final maturity date of any revolving loan was initially November 3, 2016, subject to mandatory partial repayments of the term loan in the amount of $40.0 million on each of the first four annual anniversary dates of the funding. Such maturity dates and partial payment dates each were extended for one year pursuant to an amendment dated November 20, 2012 which is described below. The obligations under the 2011 Credit Agreement initially were guaranteed by certain subsidiaries of the Company and by a pledge of partial equity interests of certain foreign subsidiaries. In the fourth quarter of fiscal 2013, such guaranties and equity pledges subsequently were eliminated pursuant to the November 20, 2012 amendment. On November 5, 2012, the Company made a $40.0 million scheduled repayment of the term loan commitment. Subsequently, in conjunction with the November 20, 2012 amendment, the aggregate term loan commitment was restored to the original $400.0 million. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type. The 2011 Credit Agreement has been amended three times as follows:

•
On July 24, 2012, the 2011 Credit Agreement was amended to provide flexibility to the Company in managing the capital structures of certain immaterial subsidiaries. This amendment did not change the interest rate, term or amount of the revolving loan and term loan commitments.

•
On November 20, 2012, the 2011 Credit Agreement was further amended to: (i) provide for the release of guaranties and collateral required by the lenders upon the Company attaining index debt ratings of BBB- from Standard and Poor's and Baa3 from Moody's, or higher ("investment grade ratings"), such ratings having subsequently been attained on May 9, 2013, and to provide for the contingent reinstatement of such guaranties and collateral upon the Company receiving index debt ratings that are below investment grade ratings, (ii) extend the final maturity date of the term loan and any revolving loans under the 2011 Credit Agreement from November 3, 2016, to November 3, 2017, with no changes to loan pricing or other terms and conditions except the triggering events for release and reinstatement of guaranties and collateral as described above; and (iii) restore the aggregate term loan commitments to the original $400.0 million.

•
On May 6, 2013, the 2011 Credit Agreement was further amended to: (i) enhance flexibility in managing subsidiary and intercompany debt positions; (ii) eliminate the provision in the November 20, 2012 amendment for reinstatement of guaranties and collateral; and (iii) make other modifications that are normal and customary in credit agreements of companies having investment grade ratings.

In connection with the execution of the 2011 Credit Agreement, the $125.0 million Term Loan under the Company's prior Credit Agreement, dated as of October 8, 2010 (the "2010 Credit Agreement"), and the Company's $250.0 million Term Loan Agreement, dated as of January 20, 2011 (the "2011 Term Loan Agreement") which was used to fund the Paddock acquisition, were repaid from the proceeds of the $400.0 million Term Loan under the 2011 Credit Agreement. The Company intends to use the remainder of the proceeds from the 2011 Credit Agreement term loan and any revolving loans for general corporate purposes.
On October 26, 2011, in connection with the execution of the 2011 Credit Agreement, the Company and certain of its subsidiaries also entered into a Second Amendment (the "Second Amendment") to its Term Loan Agreement, dated as of April 22, 2008 (the "2008 Term Loan Agreement"). The Second Amendment conformed certain covenants in the 2008 Term Loan Agreement to the covenants contained in the 2011 Credit Agreement and made certain other conforming changes. The 2008 Term Loan Agreement was subsequently prepaid in full without prepayment penalty on June 25, 2012.
On September 1, 2011, the Company entered into a Second Supplement ("Second Supplement") to the Master Note Purchase Agreement dated as of May 29, 2008 ("Note Agreement") with various institutional investors providing for the issuance of senior notes: (i) by private placement on September 30, 2011, of $75.0 million, 4.27% Series 2011-A senior notes, due September 30, 2021 ("Series 2011-A Notes") and $100.0 million, 4.67% Series 2011-C senior notes, due September 30, 2026 ("Series 2011-C Notes"); and (ii) by private placement on December 15, 2011 of $175.0 million, 4.52% Series 2011-B senior notes, due December 15, 2023 ("Series 2011-B Notes" and together with the Series 2011-A Notes and the Series 2011-B Notes, the "Series 2011 Notes"). Interest on the Series 2011-A Notes and the Series 2011-C Notes is payable semiannually on March 30 and September 30 in each year, commencing on March 30, 2012, and interest on the Series 2011-B Notes is payable semiannually on June 15 and December 15 in each year, commencing on June 15, 2012. The obligations under the Notes are guaranteed and secured ratably with the 2011 Credit Agreement. Elimination of such guaranties and security in the 2011 Credit Agreement as of May 9, 2013 when requisite index debt ratings were issued by Moody's and Standard and Poor's resulted in a simultaneous and automatic release under the Note Agreement. The Company may at any time prepay, together with any applicable makewhole premiums, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratios, additional liens, mergers or consolidations, and sales of assets. For purposes above, “Note Agreement” means, collectively, the Master Note Purchase Agreement and all subsequent supplements, and “Notes” means, collectively, the Series 2011 Notes, together with the Series 2008 Notes and Series 2010 Notes previously issued pursuant to the Note Agreement.
On July 6, 2011, the Company’s India subsidiary executed a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. ("HSBC"). This term loan was amended on January 9, 2013 to increase the maximum limit to approximately $5.4 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. Subsequent to the end of the fiscal year, this loan was amended to increase the maximum limit to approximately $8.1 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The facility is payable in two annual installments, with the first installment due July 6, 2015 and the final installment due July 6, 2016. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% and 11.5% as of June 29, 2013 and June 30, 2012, respectively. The Company’s India subsidiary had $4.6 million and $4.2 million outstanding on this line as of June 29, 2013 and June 30, 2012, respectively.

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with HSBC. Funds are available for working capital and general business purposes. On January 9, 2013, the Company amended its short-term credit line to increase the aggregate amount to approximately $5.9 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% and 11.5% as of June 29, 2013 and June 30, 2012, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $5.0 million and $0.1 million outstanding on this line of credit as of June 29, 2013 and June 30, 2012, respectively.
The Company was in compliance with all covenants under its various debt agreements as of June 29, 2013.
Credit Ratings

The Company's credit ratings on June 29, 2013 were Baa3 (stable) and BBB (stable) by Moody's Investor Service and Standard and Poor's Rating Services, respectively. In conjunction with the announcement of the Elan acquisition, as discussed in Note 20 of the Notes to the Consolidated Financial Statements, on July 24, 2013, Moody's confirmed the Baa3 (stable) rating and Standard and Poor's confirmed the BBB rating with a negative outlook.

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to the Company by each agency may be subject to revision at any time. Accordingly, the Company is not able to predict whether current credit ratings will remain as disclosed above. Factors that can affect the Company's credit ratings include changes in operating performance, the economic environment, the Company's financial position, and changes in business strategy. If further changes in the Company's credit ratings were to occur, they could impact, among other things, future borrowing costs, access to capital markets, and vendor financing terms.

Contractual Obligations
The Company’s enforceable and legally binding obligations as of June 29, 2013 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table.

	Payment Due by Period
(in millions)	2014	2015-2016	2017-2018	After 2018	Total
Operating leases(1)	$26.3	$28.9	$11.7	$10.8	$77.6
Capital leases	1.2	1.3	—	—	2.5
Purchase obligations(2)	471.4	2.9	2.0	—	476.3
Short and long-term debt(3)	107.3	274.1	641.9	1,487.7	2,511.0
Other non-current contractual liabilities reflected on the consolidated balance sheet:
Deferred compensation and benefits(4)	—	—	—	43.8	43.8
Other (5)	1.8	31.9	0.1	5.2	39.0
Total	$608.0	$339.1	$655.7	$1,547.4	$3,150.2

(1)	Used in normal course of business, principally for warehouse facilities and computer equipment.

(2)	Consists of commitments for both materials and services.

(3)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at June 29, 2013.

(4)
Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, $38.6 million has been funded by the Company and is recorded in other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

(5)	Includes Fera contingent consideration of $22.2 million as discussed in Note 5 of the Notes to the Consolidated Financial Statements.
The Company funds its U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions, which the Company expects to be approximately $11 million during fiscal 2014. Future contributions are dependent upon various factors including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. The Company generally expects to fund all future contributions with cash flows from operating activities.

As of June 29, 2013, the Company had approximately $122.3 million of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.
Net deferred income tax liabilities were $60.7 million as of June 29, 2013. This amount is not included in the Contractual Obligations table above because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

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

Returns and Shelf Stock Allowances - Consistent with industry practice, the Company maintains a return policy that allows its customers to return product within a specified period prior to and subsequent to the expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. The majority of the Company's product returns are the result of product dating, which falls within the range set by the Company's policy, and are settled through the issuance of a credit to the customer. The Company's estimate of the provision for returns is based upon its historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which the Company's customers may return product. This period is known by the Company based on the shelf life of its products at the time of shipment. Additionally, when establishing its reserves, the Company considers factors such as levels of inventory in the distribution channel, product dating and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional competition and changes in formularies.

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

Allowances for customer-related programs are generally recorded at the time of sale based on the estimates and methodologies described above. The Company continually monitors product sales provisions and re-evaluates these estimates as additional information becomes available, which includes, among other things, an assessment of current market conditions, trade inventory levels and customer product mix. The Company makes adjustments to these provisions at the end of each reporting period, to reflect any such updates to the relevant facts and circumstances. Current reporting period adjustments to allowance amounts established in prior reporting periods have not historically been material. The following table summarizes activity for the fiscal years ended June 29, 2013 and June 30, 2012 in the balance sheet for customer-related accruals and allowances:

Customer-Related Accruals and Allowances
	Rx Pharmaceuticals				CHC/Nutritionals
(Dollars in millions)	Chargebacks	Medicaid Rebates	Returns and Shelf Stock Allowances	Admin. Fees and Other Rebates	Rebates and Other Allowances	Total
Balance at June 25, 2011	$45.7	$12.2	$7.4	$5.1	$28.4	$98.8
Balances Acquired in Business Acquisitions	12.8	2.3	16.3	10.4	1.2	43.0
Provisions/Adjustments	568.0	20.9	25.0	87.5	68.3	769.7
Credits/Payments	(563.0)	(24.8)	(14.1)	(85.9)	(72.9)	(760.6)
Balance at June 30, 2012	63.5	10.6	34.7	17.1	25.0	150.9
Balances Acquired in Business Acquisitions	—	—	—	1.0	1.9	2.9
Provisions/Adjustments	591.0	22.0	22.0	93.0	92.5	820.5
Credits/Payments	(587.2)	(23.2)	(19.5)	(91.8)	(81.8)	(803.5)
Balance at June 29, 2013	$67.4	$9.3	$37.2	$19.3	$37.6	$170.8

Revenues from service and royalty arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of ASC Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements” ("ASC 605-25"). If the separate elements meet the requirements of ASC 605-25, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on their relative selling prices. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each collaborative agreement.

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
Income Taxes - The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, income tax rate changes by governments; the jurisdictions in which the Company's profits are determined to be earned and taxed; changes in the valuation of the Company's deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to the Company's interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings with respect to which the Company has not previously provided for U.S. taxes.

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company performs its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units in the fourth quarter of the fiscal year. Goodwill was $1,089.3 million at June 29, 2013 and $777.8 million at June 30, 2012.
Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements, in-process research and development ("IPR&D") and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. Customer relationships and certain distribution agreements are amortized on a proportionate basis consistent with the economic benefits derived from those relationships and agreements. Certain trade names and trademarks, as well as IPR&D assets, are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. IPR&D assets are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $1,242.4 million at June 29, 2013 and $771.6 million at June 30, 2012.
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
The judgments made by management in determining the estimated fair value assigned to each class of asset acquired and liability assumed can materially impact the Company's results of operations. As part of the valuation procedures, the Company typically consults an independent advisor. There are several methods that can be used to determine fair value. The Company typically uses an income approach for valuing its specifically identifiable intangible assets by employing either a relief from royalty or multi-period excess earnings methodology. The relief from royalty method assumes that, if the acquired company did not own the intangible asset or intellectual property, it would be willing to pay a royalty for its use. The benefit of ownership of the intellectual property is valued as the relief from the royalty expense that would otherwise be incurred. This method is typically used by the Company for valuing readily transferable intangible assets that have licensing appeal, such as trade names and trademarks and certain technology assets. The multi-period excess earnings approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. This method is typically used by the Company for valuing intangible assets such as developed product technology, customer relationships, product formulations and IPR&D. Some of the more significant estimates and assumptions inherent in one or both of these income approaches include:

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

While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Useful life is the period over which the intangible asset is expected to contribute directly or indirectly to the company's future cash flows. The Company determines the useful lives of intangible assets based on a number of factors, such as legal, regulatory, or contractual provisions that may limit the useful life, and the effects of obsolescence, anticipated demand, existence or absence of competition, and other economic factors on useful life.
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
Foreign Exchange Risk – The Company has operations in the U.K., Israel, Mexico and Australia. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations incur costs in their local currency. In addition, the Company's U.S. operations continue to expand its export business, primarily in Canada, China and Europe and are subject to fluctuations in the respective currency exchange rates relative to the U.S. dollar. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates while other segments experience a positive impact related to foreign currency exchange. The Company estimates an additional ten percent devaluation of the U.S. dollar relative to the other foreign currencies it transacts business in would have decreased operating income of its foreign operating units by approximately $22.6 million for fiscal 2013. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time.
In addition, the Company enters into certain purchase commitments for materials which, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.
The translation of the assets and liabilities of the Company’s international operations is made using their foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in accumulated other comprehensive income within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of June 29, 2013, the cumulative net currency translation adjustments increased shareholders’ equity by $83.7 million.
Foreign currency transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than an operating unit’s functional currency. For fiscal 2013, net transaction losses were $1.9 million.
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
In the second, third and fourth quarters of fiscal 2013, the Company acquired Sergeant's Pet Care Products, Inc. ("Sergeant's"), Rosemont Pharmaceuticals Ltd. ("Rosemont") and Velcera, Inc. ("Velcera"), respectively (see Note 2 - Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Sergeant's, Rosemont and Velcera from its interim evaluation of internal control over financial reporting as of June 29, 2013. The Company is in the process of documenting and testing these acquired businesses' internal controls over financial reporting. The Company will incorporate Sergeant's, Rosemont and Velcera into its annual report on internal control over financial reporting for its fiscal year-end 2014. As of June 29, 2013, Sergeant's, Rosemont and Velcera's total assets together represented approximately 16% of the Company's consolidated total assets. Sergeant's, Rosemont and Velcera together represented approximately 4% and -0.1% of the Company's consolidated net sales and operating income, respectively, for the fiscal year ended June 29, 2013.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2013. The framework used in carrying out our evaluation was the Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology ("COBIT"), which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.
Based on the evaluation under these frameworks, management has concluded that internal controls over financial reporting were effective as of June 29, 2013. The results of management’s assessment have been reviewed with the Company’s Audit Committee.
Ernst & Young LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Perrigo Company

We have audited Perrigo Company's internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 criteria) (the COSO criteria). Perrigo Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sergeant's Pet Care Products, Inc., Rosemont Pharmaceuticals Ltd. and Velcera, Inc., which are included in the fiscal 2013 consolidated financial statements of Perrigo Company and constituted 16% of total assets as of June 29, 2013 and 4% and 0.1% of net sales and operating loss, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of Perrigo Company also did not include an evaluation of the internal control over financial reporting of Sergeant's Pet Care Products, Inc., Rosemont Pharmaceuticals Ltd. and Velcera, Inc.

In our opinion, Perrigo Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perrigo Company as of June 29, 2013 and June 30, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended June 29, 2013 of Perrigo Company, and our report dated August 15, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Grand Rapids, Michigan
August 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Shareholders
Perrigo Company

We have audited the accompanying consolidated balance sheets of Perrigo Company as of June 29, 2013 and June 30, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended June 29, 2013. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perrigo Company at June 29, 2013 and June 30, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perrigo Company's internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
August 15, 2013

PERRIGO COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	June 25, 2011
Net sales	$3,539.8	$3,173.2	$2,755.0
Cost of sales	2,259.8	2,077.7	1,810.2
Gross profit	1,280.0	1,095.6	944.9
Operating expenses
Distribution	47.5	39.1	34.7
Research and development	115.2	105.8	89.3
Selling and administration	426.3	372.7	329.7
Write-off of in-process research and development	9.0	—	—
Restructuring	2.9	8.8	1.0
Total	600.9	526.4	454.7
Operating income	679.1	569.2	490.2
Interest, net	65.8	60.7	42.3
Other expense (income), net	0.9	(3.5)	(2.7)
Losses on sales of investments	4.7	—	—
Income from continuing operations before income taxes	607.7	512.0	450.6
Income tax expense	165.8	119.0	110.0
Income from continuing operations	441.9	393.0	340.6
Income (loss) from discontinued operations, net of tax	—	8.6	(1.4)
Net income	$441.9	$401.6	$339.2

Earnings (loss) per share(1)
Basic
Continuing operations	$4.71	$4.22	$3.69
Discontinued operations	—	0.09	(0.01)
Basic earnings per share	$4.71	$4.31	$3.67
Diluted
Continuing operations	$4.68	$4.18	$3.64
Discontinued operations	—	0.09	(0.01)
Diluted earnings per share	$4.68	$4.27	$3.63
Weighted average shares outstanding
Basic	93.9	93.2	92.3
Diluted	94.5	94.1	93.5
Dividends declared per share	$0.35	$0.31	$0.2725
(1)The sum of individual per share amounts may not equal due to rounding.

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	June 25, 2011

Net income	$441.9	$401.6	$339.2
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	6.0	(9.4)	(0.8)
Foreign currency translation adjustments	30.0	(76.7)	81.7
Change in fair value of investment securities, net of tax	1.3	(1.0)	3.1
Post-retirement liability adjustments, net of tax	0.3	(0.6)	(0.2)
Other comprehensive income (loss), net of tax	37.6	(87.6)	83.9
Comprehensive income	$479.6	$314.0	$423.0

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions or as otherwise specified)

	June 29, 2013	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$779.9	$602.5
Accounts receivable, net	651.9	572.6
Inventories	703.9	547.5
Current deferred income taxes	47.1	45.7
Income taxes refundable	6.1	1.0
Prepaid expenses and other current assets	48.0	26.6
Total current assets	2,236.9	1,795.9
Property and equipment
Land	36.0	40.4
Buildings	390.7	343.3
Machinery and equipment	863.7	735.2
	1,290.4	1,118.8
Less accumulated depreciation	(608.9)	(540.5)
	681.4	578.4

Goodwill and other indefinite-lived intangible assets	1,174.1	820.1
Other intangible assets, net	1,157.6	729.3
Non-current deferred income taxes	20.3	13.4
Other non-current assets	80.6	87.0
	$5,350.8	$4,024.0
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$382.0	$317.3
Short-term debt	5.0	0.1
Payroll and related taxes	82.1	89.9
Accrued customer programs	131.7	116.1
Accrued liabilities	95.7	76.4
Accrued income taxes	11.6	12.9
Current deferred income taxes	0.2	—
Current portion of long-term debt	41.2	40.0
Total current liabilities	749.4	652.7
Non-current liabilities
Long-term debt, less current portion	1,927.8	1,329.2
Non-current deferred income taxes	127.8	24.1
Other non-current liabilities	213.1	165.3
Total non-current liabilities	2,268.8	1,518.7
Shareholders’ Equity
Controlling interest:
Preferred stock, without par value, 10 million shares authorized	—	—
Common stock, without par value, 200 million shares authorized	538.5	504.7
Accumulated other comprehensive income	77.0	39.4
Retained earnings	1,715.9	1,306.9
	2,331.4	1,851.0
Noncontrolling interest	1.2	1.6
Total shareholders’ equity	2,332.6	1,852.6
	$5,350.8	$4,024.0
Supplemental Disclosures of Balance Sheet Information
Allowance for doubtful accounts	$2.1	$2.6
Working capital	$1,487.5	$1,143.2
Preferred stock, shares issued and outstanding	—	—
Common stock, shares issued and outstanding	94.1	93.5

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	June 25, 2011
Cash Flows From (For) Operating Activities
Net income	$441.9	$401.6	$339.2
Adjustments to derive cash flows
Write-off of in-process research and development	9.0	—	—
Gain on sale of pipeline development projects	—	(3.5)	—
Losses on sales of investments	4.7	—	—
(Gain) loss on sale of business	—	(8.6)	2.2
Restructuring and asset impairment	2.9	8.7	1.0
Depreciation and amortization	160.2	135.3	102.9
Share-based compensation	18.4	19.0	15.4
Income tax benefit from exercise of stock options	(1.4)	(1.8)	(0.6)
Excess tax benefit of stock transactions	(15.7)	(12.9)	(17.2)
Deferred income taxes	5.7	27.5	(56.1)
Subtotal	625.6	565.2	386.7
Changes in operating assets and liabilities, net of asset and business acquisitions and disposition
Accounts receivable	(37.0)	(49.3)	(107.2)
Inventories	(94.6)	5.4	(30.4)
Accounts payable	6.5	(23.6)	57.8
Payroll and related taxes	(11.9)	5.0	0.6
Accrued customer programs	12.6	(1.6)	31.4
Accrued liabilities	8.4	4.2	(32.3)
Accrued income taxes	28.9	13.7	56.2
Other	15.3	(5.7)	11.2
Subtotal	(71.8)	(51.8)	(12.8)
Net cash from operating activities	553.8	513.4	374.0
Cash Flows (For) From Investing Activities
Acquisitions of businesses, net of cash acquired	(852.3)	(582.3)	2.6
Additions to property and equipment	(104.1)	(120.2)	(99.4)
Proceeds from sale of intangible assets and pipeline development projects	—	10.5	—
Proceeds (return of consideration) from sale of business	—	8.6	(3.6)
Acquisitions of assets	—	(0.8)	(10.8)
Proceeds from sale of securities	8.6	—	0.6
Net cash for investing activities	(947.8)	(684.1)	(110.6)
Cash Flows (For) From Financing Activities
Borrowings (Repayments) of short-term debt, net	5.0	(2.7)	(6.2)
Borrowings of long-term debt	637.3	1,089.2	150.0
Repayments of long-term debt	(40.0)	(610.0)	(195.0)
Deferred financing fees	(6.0)	(5.1)	(5.5)
Excess tax benefit of stock transactions	15.7	12.9	17.2
Issuance of common stock	10.7	11.6	14.3
Repurchase of common stock	(12.4)	(8.2)	(8.3)
Cash dividends	(33.0)	(29.0)	(25.3)
Net cash from (for) financing activities	577.2	458.7	(58.8)
Effect of exchange rate changes on cash	(5.8)	4.4	(4.3)
Net increase in cash and cash equivalents	177.4	292.4	200.3
Cash and cash equivalents, beginning of period	602.5	310.1	109.8
Cash and cash equivalents, end of period	$779.9	$602.5	$310.1

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$58.5	$53.7	$47.5
Interest received	$3.9	$4.0	$3.7
Income taxes paid	$133.2	$82.3	$115.6
Income taxes refunded	$1.3	$0.9	$1.4
See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in millions, except per share amounts)

	Common Stock Issued		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at June 26, 2010	91.7	$428.5	$43.2	$222.1	$620.4
Net income	—	—	—	339.2	339.2
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $0.4 tax	—	—	(0.8)	(0.8)	—
Foreign currency translation adjustments	—	—	81.7	81.7	—
Change in fair value of investment securities	—	—	3.1	3.1	—
Post-retirement liability adjustments, net of $0.1 tax	—	—	(0.2)	(0.2)	—
Issuance of common stock under:
Stock options	0.8	14.3	—	—	—
Restricted stock plan	0.4	—	—	—	—
Compensation for stock options	—	3.8	—	—	—
Compensation for restricted stock	—	11.6	—	—	—
Cash dividends, $0.2725 per share	—	—	—	—	(25.3)
Tax effect from stock transactions	—	17.8	—	—	—
Repurchases of common stock	(0.1)	(8.3)	—	—	—
Balance at June 25, 2011	92.8	467.7	127.1	423.0	934.3
Net income	—	—	—	401.6	401.6
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $5.1 tax	—	—	(9.4)	(9.4)	—
Foreign currency translation adjustments	—	—	(76.7)	(76.7)	—
Change in fair value of investment securities	—	—	(1.0)	(1.0)	—
Post-retirement liability adjustments, net of $0.3 tax	—	—	(0.6)	(0.6)	—
Issuance of common stock under:
Stock options	0.5	11.6	—	—	—
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	5.0	—	—	—
Compensation for restricted stock	—	14.0	—	—	—
Cash dividends, $0.31 per share	—	—	—	—	(29.0)
Tax effect from stock transactions	—	14.7	—	—	—
Repurchases of common stock	(0.1)	(8.2)	—	—	—
Balance at June 30, 2012	93.5	504.7	39.4	314.0	1,306.9
Net income	—	—	—	441.9	441.9
Accumulated other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of $3.2 tax	—	—	6.0	6.0	—
Foreign currency translation adjustments	—	—	30.0	30.0	—
Change in fair value of investment securities	—	—	1.3	1.3	—
Post-retirement liability adjustments, net of $0.2 tax	—	—	0.3	0.3	—
Issuance of common stock under:
Stock options	0.4	10.7	—	—	—
Restricted stock plan	0.4	—	—	—	—
Compensation for stock options	—	6.1	—	—	—
Compensation for restricted stock	—	12.3	—	—	—
Cash dividends, $0.35 per share	—	—	—	—	(33.0)
Tax effect from stock transactions	—	17.1	—	—	—
Repurchases of common stock	(0.1)	(12.4)	—	—	—
Balance at June 29, 2013	94.1	$538.5	$77.0	$479.6	$1,715.9

See accompanying notes to consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
The Company, through several wholly owned subsidiaries, develops, manufactures and distributes over-the-counter ("OTC") and generic prescription ("Rx") pharmaceuticals, nutritional products and active pharmaceutical ingredients ("API") primarily in the U.S., Israel, U.K., Mexico and Australia. In the U.S., these subsidiaries include L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., PBM Products, LLC, PBM Nutritionals, LLC, Paddock Laboratories, LLC, Perrigo Diabetes Care, LLC (formerly CanAm Care, LLC), Sergeant's Pet Care Products, Inc. and Fidopharm, Inc. Outside the U.S., these subsidiaries include Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Galpharm Healthcare Ltd., Orion Laboratories Pty Ltd and Rosemont Pharmaceuticals Ltd. As used herein, the “Company” means Perrigo Company, its subsidiaries and all predecessors of Perrigo Company and its subsidiaries.

Basis of Presentation
The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal years 2013 and 2011 were comprised of 52 weeks and ended on June 29, 2013 and June 25, 2011, respectively. Fiscal year 2012 was comprised of 53 weeks and ended on June 30, 2012. In the event that the Company has discontinued operations or changes to purchase accounting during the measurement period for business combinations, prior year financial statements are adjusted accordingly to conform with current financial reporting requirements.

The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment.

Discontinued Operations
In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. The financial results of this business have been classified as discontinued operations in the consolidated financial statements for all periods presented. The sale was completed in the third quarter of fiscal 2010. In the fourth quarter of fiscal 2012, upon satisfaction of contingency factors specified in the sale agreement, the Company recorded additional consideration of $8.6 million, which was included in discontinued operations. As a result, the final pre-tax gain on the sale of the Israel Consumer Products business was $7.2 million. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the Rx Pharmaceuticals segment while others relate only to the Consumer Healthcare ("CHC") and Nutritionals segments. Typically, the aggregate gross-to-net adjustments related to Rx Pharmaceuticals can exceed 50% of the segment's gross sales. In contrast, the aggregate gross-to-net adjustments related to CHC and Nutritionals typically do not exceed 10% of the segment's gross sales. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable. Changes in these estimates and assumptions related to customer programs may result in additional accruals or allowances. Customer-related accruals and allowances were $170.8 million at June 29, 2013 and $150.9 million at June 30, 2012.
Revenues from service and royalty arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of ASC Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements” ("ASC 605-25"). If the separate elements meet the requirements of ASC 605-25, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on their relative selling prices. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract. See Note 19 for information regarding the Company’s current collaboration agreements.
Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses incurred by the Company are included in cost of sales.
Financial Instruments
The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value. See Note 5 for the fair value disclosure of the Company’s fixed rate long-term debt.

The Company applies the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), for financial and nonfinancial assets and liabilities that are being measured and reported on a fair value basis.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $494.9 million at June 29, 2013 and $415.6 million at June 30, 2012. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.
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
Investment Securities
The Company determines the appropriate classification of all investment securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date in accordance with ASC Topic 320, “Investments – Debt and Equity Securities”. Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. The Company assesses whether temporary or other-than-temporary gains or losses on its investment securities have occurred due to increases or declines in fair value or other market conditions. If losses are considered temporary, they are reported on a net of tax basis within OCI. If losses are considered other-than-temporary, the credit loss portion is charged to operations and the non-credit loss portion is charged to OCI. Prior to the third quarter fiscal 2013 sale of the Company's auction rate securities ("ARS"), the Company had determined that its investment securities were available-for-sale and therefore reported unrealized gains and losses, net of tax, as a component of accumulated OCI in shareholders’ equity. See Note 5 for further information regarding the sale of the Company's ARS. Realized gains and losses on investment securities are determined using the specific identification method. Amortization of premiums and discounts are included in interest income.
Accounts Receivable
The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for doubtful accounts was $2.1 million at June 29, 2013 and $2.6 million at June 30, 2012.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated primarily using the straight-line method for financial reporting and accelerated methods for tax reporting. Useful lives for financial reporting range from 5 to 15 years for machinery and equipment and 10 to 45 years for buildings. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $66.2 million, $58.2 million and $55.0 million for fiscal 2013, 2012 and 2011, respectively.
Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. For fiscal 2013, 2012 and 2011, the required annual testing resulted in no impairment charge. Goodwill was $1,089.3 million at June 29, 2013 and $777.8 million at June 30, 2012. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.
Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements, in-process research and development ("IPR&D") and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. Customer relationships and certain distribution agreements are amortized on a proportionate basis consistent with the economic benefits derived from those relationships and agreements. Certain trade names and trademarks, as well as IPR&D assets, are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. IPR&D assets are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Other intangible assets had a net carrying value of $1,242.4 million at June 29, 2013 and $771.6 million at June 30, 2012. See Note 7 regarding the further information regarding impairment of intangible assets and the timing of the Company’s annual indefinite-lived intangible asset impairment testing.

The Company also reviews all other long-lived assets that have finite lives and that are not held for sale for impairment when indicators of impairment are evident by comparing the carrying value of the assets to their estimated future undiscounted cash flows.
Share-Based Awards
The Company measures and records compensation expense for all share-based awards based on estimated grant date fair values and net of any estimated forfeitures over the vesting period of the awards.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.
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

Research and Development

All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. The Company may continue to make non-refundable payments to third parties for new technologies and for research and development work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made. Research and development spending was $115.2 million for fiscal 2013, $105.8 million for fiscal 2012 and $89.3 million for fiscal 2011. Fiscal 2013 included incremental research and development expenses attributable to the acquisitions of Sergeant's, Rosemont and Velcera. In addition, during fiscal 2013, the Company incurred an impairment charge of $9.0 million related to the write-off of certain IPR&D intangible assets. See Note 7 for more information. Fiscal 2012 included incremental research and development expenses attributable to the Paddock acquisition. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

The Company actively collaborates with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. The Company's policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there is already an ANDA or a New Drug Application ("NDA") approval directly related to the product, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset. If the Company acquires product rights that are in the development phase and as to which the Company has no assurance that the third-party will successfully complete its development milestones, the Company expenses the amount paid. See Note 19 for more information on the Company’s current collaboration agreements.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $26.1 million, $12.2 million and $16.4 million in fiscal 2013, 2012 and 2011, respectively. The Company's advertising costs relate primarily to print advertising, direct mail and on-line advertising and social media communications for its consumer OTC, infant nutritionals and animal health businesses.
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

Recently Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-12, "Comprehensive Income (ASC Topic 220) - Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This ASU defers the effective date for the part of ASU 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05") that would require adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in financial statements. The changes in ASU 2011-05 would have been effective for annual and interim periods beginning on or after December 15, 2011, but those changes were initially deferred and are now clarified in the newly issued ASU 2013-02, which is effective for the Company in the first quarter of fiscal 2014, as described further below under Recently Issued Accounting Standards Not Yet Adopted. The Company has provided the disclosures required under the remainder of ASU 2011-05 in the Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued ASU 2011-08, "Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment." The amendments in this ASU permit an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This guidance was effective for the Company in fiscal 2013. The adoption of this ASU did not have an impact on the Company's financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU improve the prominence of other comprehensive income items and align the presentation of OCI with IFRS. These changes allow an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single statement of comprehensive income or in two separate and consecutive statements. Both methods must still report each component of net income with total income, each component of other comprehensive income with a total amount of other comprehensive income, and a total amount of comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance was effective for the Company in the first quarter of fiscal 2013 and as noted above, the adopted disclosures are presented in the Consolidated Statements of Comprehensive Income.

Recently Issued Accounting Standards Not Yet Adopted

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This guidance will be effective for the Company beginning in the first quarter of fiscal 2015. The Company does not expect this ASU to have a material impact on its disclosures related to its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 will be effective for the Company in the first quarter of fiscal 2014.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This amendment was made to simplify the asset impairment test. The amendments allow an organization the option to first assess the qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization that elects to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in the standards update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is also permitted. This guidance will be effective for the Company beginning in fiscal 2014, and the Company expects to adopt it at this time.

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (ASC Topic 210) - Disclosures about Offsetting Assets and Liabilities." The amendments in this ASU require entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This guidance will be effective for the Company beginning in the first quarter of fiscal 2014. The Company does not expect this ASU to have a material impact on its disclosures related to its consolidated financial statements.
NOTE 2 – ACQUISITIONS
Asset Acquisitions

During fiscal 2011, the Company acquired a total of $10.8 million of intangible assets associated with certain distribution and license agreements, most notably an agreement with AgaMatrix, Inc. ("AgaMatrix"). On February 17, 2011, the Company announced that it entered into an exclusive agreement with AgaMatrix to sell and distribute blood glucose monitors and test strips in the U.S. store brand channel. Under the terms of the agreement, the Company paid $5.0 million to AgaMatrix for a distribution and license agreement, which has been accounted for as an intangible asset beginning in the third quarter of fiscal 2011 and is being amortized on an accelerated basis over its eight-year useful life.
Pending Business Acquisition
To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited ("Vedants"), an API manufacturing facility in India, for $11.5 million in cash. In the fourth quarter of fiscal 2013, the Company signed a definitive agreement to purchase the remaining 15% stake in Vedants for approximately $7.5 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The purchase is expected to close in the first quarter of fiscal 2014. Operations related to the noncontrolling interest are currently immaterial.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Acquisitions
The Company completed various business acquisitions during fiscal 2013 and 2012 as summarized below.

Fiscal 2013

Fera Pharmaceuticals, LLC – On June 17, 2013, the Company acquired an ophthalmic sterile ointment and solution product portfolio from Fera Pharmaceuticals, LLC ("Fera"), a privately-held specialty pharmaceutical company for an up-front cash payment of $88.4 million, plus potential future contingent consideration of up to approximately $22.2 million. See Note 5 regarding the valuation of the contingent consideration. During fiscal 2013, the Company incurred $0.1 million of acquisition costs, which were expensed in operations in the fourth quarter of fiscal 2013. The acquisition of this product portfolio expands the Company's ophthalmic offerings and position within the Rx extended topical space.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Fera are included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations from the acquisition date to June 29, 2013. Since the acquisition date, Fera contributed $1.2 million in revenue and operating income of $0.7 million.

The preliminary allocation of the purchase price through June 29, 2013 was (in millions):

Inventory	$1.3
Goodwill	2.7
Other intangible assets - Developed product technology	107.0
Total assets acquired	111.0

Accrued customer programs	0.5
Total liabilities assumed	0.5
Net assets acquired	$110.5

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at June 29, 2013. Management is still in the process of verifying data and finalizing information related to the valuation and recording of inventory, identifiable intangible assets, deferred income taxes and the resulting effects on the value of goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained. Any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments. Any measurement period adjustments will be applied retrospectively to the acquisition date. The Company expects to finalize these matters within the measurement period.

Management assigned fair values to the developed product technology intangible assets through the relief from royalty method. The developed product technology assets are based on a 15-year useful life and amortized on a straight-line basis.

Velcera, Inc. – On April 1, 2013, the Company completed the acquisition of 100% of the shares of privately-held Velcera, Inc. ("Velcera") for $156.2 million, net of cash acquired. Velcera, through its FidoPharm subsidiary, is a leading companion pet health product company committed to providing consumers with best-in-class companion pet health products that contain the same active ingredients as branded veterinary products, but at a significantly lower cost. FidoPharm products, including the PetArmor® flea and tick products, are available at major retailers nationwide, offering consumers the benefits of convenience and cost savings to ensure the highest quality care for their pets. The acquisition complements the recently acquired Sergeant's business and further expands the Company's Consumer Healthcare animal health category.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. As of the end of the fourth quarter of fiscal 2013, the Company had incurred $1.1 million of acquisition costs, the majority of which were expensed in operations in the third quarter of fiscal 2013. In addition, in conjunction with the acquisition, the Company incurred one-time

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restructuring and integration-related costs of $2.9 million and $2.7 million, respectively, both of which were expensed in operations in the fourth quarter of fiscal 2013. See Note 18 for more information on the restructuring costs. The operating results for Velcera are included in the Consumer Healthcare segment of the Company's consolidated results of operations from the acquisition date to June 29, 2013. Since the acquisition date, Velcera contributed $18.4 million in revenue and an operating loss of $3.1 million, which included the above aforementioned one-time costs.

The preliminary allocation of the purchase price through June 29, 2013 was (in millions):

Cash	$18.9
Accounts receivable	6.3
Inventory	9.7
Property and equipment	0.6
Deferred income tax assets	7.7
Goodwill	64.5
Other intangible assets	132.3
Other assets	0.4
Total assets acquired	240.3

Accounts payable	6.5
Accrued expenses	4.8
Deferred income tax liabilities	46.9
Other long-term liabilities	7.0
Total liabilities assumed	65.2
Net assets acquired	$175.1

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at June 29, 2013. Management is still in the process of verifying data and finalizing information related to the valuation and recording of inventory, identifiable intangible assets, deferred income taxes and the resulting effects on the value of goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained. Any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments. Any measurement period adjustments will be applied retrospectively to the acquisition date. The Company expects to finalize these matters within the measurement period.

The $64.5 million of goodwill was assigned to the Consumer Healthcare segment at the time of acquisition. The purchase price in excess of the value of Velcera's net assets reflects the strategic value the Company placed on the business. Similar to the Sergeant's acquisition below, the Company believes it will benefit from the development of the animal health store brand category, an adjacent category to the Company's retail customers of its existing store brand products. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Other intangible assets acquired in the acquisition were preliminarily valued as follows (in millions):

Distribution and license agreement	$113.0
Customer relationships	8.7
Trade name and trademarks	7.6
Non-compete agreements	3.0
Total intangible assets acquired	$132.3

Management assigned fair values to the identifiable intangible assets through a combination of the excess earnings method, the relief from royalty method and the lost income method. The distribution and license agreement is based on a 10-year useful life and amortized on a proportionate basis consistent with the economic

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefits derived therefrom. Customer relationships are based on a 20-year useful life and amortized on a straight-line basis. Trade name and trademarks are based on a 25-year useful life and amortized on a straight-line basis. There are three non-compete agreements, each based on a 3-year useful life and amortized on a straight-line basis.
Rosemont Pharmaceuticals Ltd. – On February 11, 2013, the Company acquired 100% of the shares of privately-held Rosemont Pharmaceuticals Ltd. ("Rosemont") for approximately $283.0 million in cash. Based in Leeds, U.K., Rosemont is a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. The acquisition expands the global presence of the Company's Rx product offering into the U.K. and Europe. During fiscal 2013, the Company had incurred $2.0 million of acquisition costs, the majority of which were expensed in operations in the third quarter of fiscal 2013.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Rosemont are included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations from the acquisition date to June 29, 2013. Since the acquisition date, Rosemont contributed $22.9 million in revenue and an operating loss of $0.1 million, which included a non-recurring charge of approximately $3.2 million to cost of sales related to the step-up in value of inventory acquired and sold during the third and fourth quarters of fiscal 2013.

The preliminary allocation of the purchase price through June 29, 2013 was (in millions):

Cash	$2.1
Accounts receivable	10.6
Inventory	9.6
Property and equipment	13.1
Deferred income tax assets	0.2
Goodwill	145.9
Other intangible assets	148.2
Other assets	0.8
Total assets acquired	330.5

Accounts payable	2.6
Accrued expenses	6.5
Deferred tax liabilities	36.0
Other long-term liabilities	2.5
Total liabilities assumed	47.5
Net assets acquired	$283.0

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at June 29, 2013. Management is still in the process of verifying data and finalizing information related to the valuation and recording of inventory, property and equipment, identifiable intangible assets, deferred income taxes and the resulting effects on the value of goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained. Any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments. Any measurement period adjustments will be applied retrospectively to the acquisition date. The Company expects to finalize these matters within the measurement period.

The $145.9 million of goodwill was assigned to the Rx Pharmaceuticals segment at the time of acquisition. The purchase price in excess of the value of Rosemont's net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from the development of Rosemont's Rx product offering in the U.K. and Europe. Goodwill is not amortized for financial reporting or tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets acquired in the acquisition were preliminarily valued as follows (in millions):

Developed product technology	$114.6
IPR&D	11.2
Trade name and trademarks	17.3
Distribution and license agreements	3.6
Non-compete agreements	1.6
Total intangible assets acquired	$148.2

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

At the time of the acquisition, a step-up in the value of inventory of $3.2 million was recorded in the opening balance sheet as assets acquired and was based on valuation estimates. As of June 29, 2013, the step-up in inventory value was charged to cost of sales as the acquired inventory was sold. In addition, fixed assets were written up by $4.9 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

Cobrek Pharmaceuticals, Inc. – On December 28, 2012, the Company acquired the remaining 81.5% interest of Cobrek Pharmaceuticals, Inc. ("Cobrek"), a privately-held drug development company, for $42.0 million in cash. In May 2008, the Company acquired an 18.5% minority stake in Cobrek for $12.6 million in conjunction with entering into a product development collaborative partnership agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and had an additional two U.S. Food and Drug Administration ("FDA") approved foam-based products, both of which were launched in the Company's third quarter of fiscal 2013. Cobrek derives its earnings stream primarily from exclusive technology agreements. The acquisition of Cobrek further strengthens the Company's position in foam-based technologies for existing and future U.S. Rx products.

In conjunction with the acquisition, the Company adjusted the fair value of its 18.5% noncontrolling interest, which was valued at $9.5 million, and recognized a loss of $3.0 million in other expense during the second quarter of fiscal 2013. Also in conjunction with the acquisition, the Company incurred $1.5 million of severance costs in the second quarter of fiscal 2013. Since the acquisition date, Cobrek has contributed operating income of $2.0 million.

During the measurement period, which ended March 30, 2013, the Company finalized deferred income taxes, which resulted in a $3.6 million increase in deferred tax assets and a corresponding decrease in goodwill. The measurement period adjustments did not have a material impact on the Company's consolidated statements of operations, balance sheets or cash flows, and, therefore the Company has not retrospectively adjusted its financial statements. The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Cobrek acquisition (in millions):

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Final Valuation
Other assets	$0.4
Deferred income tax assets	3.6
Goodwill	15.3
Other intangible assets - Exclusive technology agreements	51.1
Deferred income tax liabilities	(18.8)
Total purchase price	$51.5

The total purchase price above consists of the $42.0 million cash purchase price and the $9.5 million adjusted basis of the Company's existing investment in Cobrek. The $15.3 million of goodwill was assigned to the Rx Pharmaceuticals segment at the time of acquisition. Goodwill is not amortized for financial reporting or tax purposes.

Management assigned fair values to the identifiable intangible assets by estimating the discounted forecasted cash flows related to the technology agreements. The estimated useful lives of the agreements are twelve years, and they are amortized on a proportionate basis consistent with the economic benefits derived therefrom.

Sergeant's Pet Care Products, Inc. – On October 1, 2012, the Company completed the acquisition of substantially all of the assets of privately-held Sergeant's for $285.0 million in cash. Headquartered in Omaha, Nebraska, Sergeant's is a leading supplier of animal health products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition expanded the Company's Consumer Healthcare product portfolio into the animal health category. At the end of the fourth quarter of fiscal 2013, the Company had incurred approximately $2.0 million of acquisition costs, the majority of which were expensed in the first quarter of fiscal 2013.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Sergeant's are included in the Consumer Healthcare segment of the Company's consolidated results of operations from the acquisition date to June 29, 2013. Since the acquisition date, Sergeant's contributed $104.8 million in revenue and an operating loss of $0.4 million, which included a non-recurring charge of $7.7 million to cost of sales related to the step-up in value of inventory acquired and sold during the second quarter of fiscal 2013.

During the measurement period, which ended March 30, 2013, the Company finalized the valuation of identified intangible assets, which resulted in an adjustment between goodwill and other intangible assets. The measurement period adjustments did not have a material impact on the Company's consolidated statements of operations, balance sheets or cash flows, and, therefore the Company has not retrospectively adjusted its financial statements. The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Sergeant's acquisition (in millions):

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Initial Valuation	Measurement Period Adjustments	Final Valuation
Cash	$—	$—	$—
Accounts receivable	19.7	—	19.7
Inventory	37.7	—	37.7
Property and equipment	25.4	—	25.4
Deferred income tax assets	1.5	—	1.5
Goodwill	68.2	12.0	80.2
Other intangible assets	147.5	(12.0)	135.5
Other assets	3.0	—	3.0
Total assets acquired	303.0	—	303.0

Accounts payable	13.7	—	13.7
Accrued expenses	4.2	—	4.2
Total liabilities assumed	18.0	—	18.0
Net assets acquired	$285.0	$—	$285.0

The $80.2 million of goodwill was assigned to the Consumer Healthcare segment at the time of acquisition. The purchase price in excess of the value of Sergeant's net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from the development of the animal health store brand category, an adjacent category to the Company's retail customers of its existing store brand products. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Other intangible assets acquired in the acquisition were valued as follows (in millions):

Developed product technology	$66.1
Trade name and trademarks	33.0
Favorable supply agreement	25.0
Customer relationships	10.0
Non-compete agreements	1.3
Total intangible assets acquired	$135.5

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

At the time of the acquisition, a step-up in the value of inventory of $7.7 million was recorded in the opening balance sheet as assets acquired and was based on valuation estimates, all of which was charged to cost of sales in the second quarter of fiscal 2013 as the acquired inventory was sold. In addition, fixed assets were written up by $6.1 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma financial information presents results as if the acquisitions of Fera, Velcera, Cobrek, Rosemont, and Sergeant's had occurred at the beginning of fiscal 2012 (in millions, except per share amounts):

(Unaudited)	Fiscal Year Ended
	June 29, 2013	June 30, 2012
Net sales	$3,683.4	$3,447.8
Income from continuing operations	$458.0	$362.4
Basic earnings from continuing operations per share	$4.88	$3.89
Diluted earnings from continuing operations per share	$4.85	$3.85

For purposes of the pro forma disclosures above, the primary adjustments for fiscal 2012 include: i) non-recurring charges to cost of goods sold related to fair value adjustments to acquisition-date inventory of $10.8 million; ii) amortization of acquired intangibles of $60.0 million; and iii) acquisition, severance and other integration-related charges of $12.4 million. The primary adjustments for fiscal 2013 include: i) the elimination of the non-recurring charges to cost of goods sold related to fair value adjustments to acquisition-date inventory of $10.8 million and ii) the elimination of the acquisition, severance and other integration-related charges of $12.4 million.

Fiscal 2012

CanAm Care, LLC - On January 6, 2012, the Company acquired substantially all of the assets of CanAm Care, LLC ("CanAm"), a distributor of diabetes care products, located in Alpharetta, Georgia, for $39.0 million. The purchase price included an up-front cash payment of $36.1 million and contingent consideration totaling $2.9 million based primarily on the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third party related to a certain diabetes care product. In the first quarter of fiscal 2013, the Company executed the promotion agreement with the third-party and paid the seller the initial consideration of $2.0 million. In the fourth quarter of fiscal 2013, all remaining contingencies related to the promotional agreement were resolved and resulted in no additional payments to the sellers. As such, the Company removed the remaining accrual for contingent consideration and recognized $0.9 million in earnings in the fourth quarter of fiscal 2013. The acquisition expanded the Company's diabetic product offering within the Consumer Healthcare segment.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for CanAm were included in the Consumer Healthcare segment of the Company's consolidated results of operations beginning January 6, 2012.

The final allocation of the $39.0 million purchase price was (in millions):

Accounts receivable	$3.6
Inventory	6.4
Property and equipment	0.1
Other assets	0.1
Deferred income tax assets	0.6
Goodwill	15.0
Intangible assets	15.8
Total assets acquired	41.7

Accounts payable	2.2
Other current liabilities	0.4
Total liabilities assumed	2.7
Net assets acquired	$39.0

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The excess of the purchase price over the fair value of net assets acquired, amounting to $15.0 million, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Consumer Healthcare segment. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows (in millions):

Customer relationships	$12.0
Developed product technology	1.6
Non-compete agreements	1.5
Trade name and trademarks	0.7
Total intangible assets acquired	$15.8

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
Paddock Laboratories, Inc. – On July 26, 2011, the Company completed the acquisition of substantially all of the assets of Paddock Laboratories, Inc. ("Paddock"). After final working capital and other adjustments of $0.8 million, the ultimate cash paid for Paddock was $546.2 million. Headquartered in Minneapolis, Minnesota, Paddock was a manufacturer and marketer of generic Rx pharmaceutical products. The acquisition expanded the Company’s generic Rx product offering, pipeline and scale.

The Company funded the transaction using $250.0 million of term loan debt, $211.2 million of cash on hand and $85.0 million from its accounts receivable securitization program. The Company incurred $2.6 million of acquisition costs in fiscal 2011, and incurred an additional $5.6 million of acquisition costs in the first quarter of fiscal 2012, along with severance costs of $3.8 million, of which $3.2 million and $0.6 million were expensed in operations in the first and second quarters of fiscal 2012, respectively.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Paddock were included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations beginning July 26, 2011.

During the measurement period, which ended March 31, 2012, the Company finalized the post-closing working capital adjustment, the valuation of accrued customer programs and deferred income taxes, which resulted in recording net adjustments of $0.8 million. The measurement period adjustments did not have a material impact on the Company's consolidated statements of operations, balance sheets or cash flows, and, therefore the Company has not retrospectively adjusted its financial statements. The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Paddock acquisition (in millions):

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Initial Valuation	Measurement Period Adjustments	Final Valuation
Accounts receivable	$55.5	$—	$55.5
Inventory	57.5	—	57.5
Property and equipment	33.2	—	33.2
Other assets	1.7	—	1.7
Deferred income tax assets	20.9	(0.3)	20.5
Goodwill	150.0	(1.2)	148.9
Intangible assets	272.0	—	272.0
Total assets acquired	590.8	(1.5)	589.3

Accounts payable	10.7	—	10.7
Other current liabilities	2.4	—	2.4
Accrued customer programs	26.9	(0.7)	26.2
Accrued expenses	3.8	—	3.8
Total liabilities assumed	43.8	(0.7)	43.1
Net assets acquired	$547.1	$(0.8)	$546.2

The excess of the purchase price over the fair value of net assets acquired, amounting to $148.9 million, was recorded as goodwill in the consolidated balance sheet and was assigned to the Company’s Rx Pharmaceuticals segment. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 7 regarding the timing of the Company’s annual goodwill impairment testing.

Intangible assets acquired in the acquisition were valued as follows (in millions):

Developed product technology	$237.0
IPR&D	35.0
Total intangible assets acquired	$272.0

Management assigned fair values to the identifiable intangible assets through the excess earnings method. The developed product technology assets are based on a 10-year useful life and amortized on a straight-line basis. IPR&D assets initially recognized at fair value will be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the fourth quarter of fiscal 2013, the Company recognized an impairment charge of $9.0 million related to the IPR&D assets due to changes in the projected development and regulatory timelines for various projects. See Note 7 for further information on the IPR&D impairment. Additionally, in the fourth quarter of fiscal 2013, $10.0 million was reclassified from IPR&D to a definite-lived developed product technology intangible asset and is being amortized on a straight-line basis over an estimated useful life of 12 years.

At the time of the acquisition, a step-up in the value of inventory of $27.2 million was recorded in the allocation of the purchase price based on valuation estimates, all of which was charged to cost of sales in the first quarter of fiscal 2012 as the inventory was sold. In addition, fixed assets were written up by $7.4 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

As a condition to Federal Trade Commission ("FTC") approval of the overall transaction with Paddock, immediately subsequent to the acquisition, the Company sold to Watson Pharmaceuticals (now Actavis) four ANDA products acquired as part of the Paddock portfolio along with the rights to two of the Company's pipeline development projects for a total of $10.5 million. The Company allocated $7.0 million of proceeds to the four ANDA products and wrote off the corresponding developed product technology intangible asset, which was recorded at its fair value of $7.0 million. In addition, the Company recorded a $3.5 million gain on the sale of its pipeline development projects.

NOTE 3 – DISCONTINUED OPERATIONS

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business. This business primarily sold consumer products to the Israeli market, including cosmetics, toiletries and detergents, and was previously reported as part of the Company’s Other category. Based on management’s strategic review of its portfolio of businesses, the Company decided to sell the Israel Consumer Products business to a third party. In the third quarter of fiscal 2009, the Israel Consumer Products business had met the criteria to be accounted for as discontinued operations.
On November 2, 2009, the Company announced that it had signed a definitive agreement to sell the Israel Consumer Products business to Emilia Group. On February 26, 2010, the sale to Emilia Group was completed for approximately $47.0 million, of which approximately $11.0 million, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar, was contingent upon satisfaction of contingency factors specified in the agreement. The sale was completed in the third quarter of fiscal 2010 resulting in a pre-tax gain on the sale of $0.8 million, excluding the contingent consideration. The sales price was subject to post-closing working capital adjustments as defined by the agreement. During the third quarter of fiscal 2011, as part of an arbitration ruling, the Company made a $3.6 million payment to Emilia Group settling the final post-closing working capital adjustment. Of this amount, $2.2 million was charged to earnings and included in discontinued operations in the third quarter of fiscal 2011. In the fourth quarter of fiscal 2012, upon satisfaction of the contingency factors specified in the agreement, the Company recorded additional consideration of $8.6 million, which was included in discontinued operations. As a result, the final pre-tax gain on the sale of the Israel Consumer Products business was $7.2 million. Under the terms of the agreement, the Company provided distribution and support services for the importation of private label cosmetics from this business into the U.S. market for 12 months after the close of the transaction. These services were fully transferred to Emilia Group during the third quarter of fiscal 2011.
The Company has reflected the results of this business as discontinued operations in the consolidated statements of income for all periods presented. There was no activity related to discontinued operations in fiscal 2013.
Results of discontinued operations were as follows (in millions):

	Fiscal Year Ended
	June 30, 2012	June 25, 2011
Net sales	$—	$17.5
Gain (loss) on sale	$8.6	$(2.2)

Income before income taxes	$8.6	$0.1
Income tax expense	—	(1.5)
Income (loss) from discontinued operations, net of tax	$8.6	$(1.4)

NOTE 4 – EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows (in millions):

	Fiscal Year
	2013	2012	2011
Numerator:
Income from continuing operations	$441.9	$393.0	$340.6
Income (loss) from discontinued operations, net of tax	—	8.6	(1.4)
Net income used for both basic and diluted EPS	$441.9	$401.6	$339.2
Denominator:
Weighted average shares outstanding for basic EPS	93.9	93.2	92.3
Dilutive effect of share-based awards	0.6	0.8	1.2
Weighted average shares outstanding for diluted EPS	94.5	94.1	93.5

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based awards outstanding that were anti-dilutive totaled 0.2 million, 0.2 million and 0.1 million for fiscal 2013, 2012 and 2011, respectively. Share-based awards that were anti-dilutive were excluded from the diluted EPS calculation.

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
The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of June 29, 2013 and June 30, 2012 (in millions):

	Fair Value Measurements as of June 29, 2013 Using:
	Total as of June 29, 2013	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$697.7	$697.7	$—	$—
Foreign currency forward contracts, net	7.6	—	7.6	—
Funds associated with Israeli post employment benefits	16.1	—	16.1	—
Total	$721.4	$697.7	$23.7	$—
Liabilities:
Interest rate swap agreements	$10.8	$—	$10.8	$—
Contingent consideration	22.2	—	—	22.2
Total	$33.0	$—	$10.8	$22.2

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of June 30, 2012 Using:
	Total as of June 30, 2012	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$479.5	$479.5	$—	$—
Investment securities	6.5	—	—	6.5
Funds associated with Israeli post employment benefits	15.0	—	15.0	—
Total	$501.0	$479.5	$15.0	$6.5
Liabilities:
Contingent consideration	$2.9	$—	$—	$2.9
Interest rate swap agreements	14.7	—	14.7	—
Foreign currency forward contracts, net	5.6	—	5.6	—
Total	$23.2	$—	$20.3	$2.9
The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, investment securities, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value. As of June 29, 2013, the carrying value and fair value of the Company's fixed rate long-term debt were $1,561.9 million and $1,541.8 million, respectively. As of June 30, 2012, the carrying value and fair value of the Company's fixed rate long-term debt were $965.0 million and $1,050.3 million, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during fiscal 2013 or fiscal 2012. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of June 29, 2013, the Company had $16.1 million deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets.The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

As of June 30, 2012, the Company held auction rate securities ("ARS") that were recorded at a fair value of $6.5 million. Subsequent to a second quarter fiscal 2009 other-than-temporary impairment, the Company had recorded unrealized gains and losses on these investments in other comprehensive income because the Company had classified these investments as available-for-sale and had determined that any changes in fair value were temporary in nature. In fiscal 2012, the Company recorded an unrealized loss (net of tax) of $1.0 million, and in fiscal 2011, an unrealized gain (net of tax) of $3.1 million. During the third quarter of fiscal 2013, one of the three ARS tranches was called by the issuer, and, as a result, the Company decided to sell all three tranches. Upon the sale, the Company recorded cash proceeds of $8.6 million and recognized a loss of $1.6 million within other expense, of which $0.8 million was attributable to a decline in market value while $0.8 million was due to foreign currency transaction loss as these U.S. dollar-denominated securities were held by the Company's Israeli subsidiary, which has a shekel functional currency.

As a result of the acquisition of CanAm completed on January 6, 2012, the Company recorded a contingent consideration liability of $2.9 million on the acquisition date based upon the estimated fair value of contingent payments to the seller pending the Company's future execution of a promotion agreement with a third-party related to a certain diabetes care product. The fair value measurements for this liability were valued using Level 3 inputs. The terms of the acquisition agreement required the Company to pay the seller $2.0 million upon the Company's execution of the promotion agreement with the third-party. During the first quarter of fiscal 2013, the Company executed the promotion agreement with the third-party and paid the seller the initial consideration of $2.0 million. Additional consideration, not to exceed $5.0 million, was to be paid in an amount equal to the gross revenue

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with the promotion agreement during the first year subsequent to the endorsement of the agreement. As discussed in Note 2, in the fourth quarter of fiscal 2013, all remaining contingencies related to the promotional agreement were resolved and resulted in no additional payments to the sellers. As a result, the Company removed the remaining accrual for contingent consideration and recognized $0.9 million in earnings in the fourth quarter of fiscal 2013.

As a result of the acquisition of Fera completed on June 17, 2013, the Company recorded a contingent consideration liability of $22.2 million on the acquisition date based upon the estimated fair value of contingent payments to the seller. These estimates include $18.0 million associated with certain contingencies on one product within the portfolio acquired, along with $4.2 million related to a 15-month indemnification period. The fair value measurements for this liability were valued using Level 3 inputs, which included estimates around probability-weighted outcomes and discount rates.

The following table presents a rollforward of the assets and liabilities measured at fair value using unobservable inputs (Level 3) at June 29, 2013 (in millions):

	Investment Securities (Level 3)	Contingent Consideration (Level 3)
Balance as of June 25, 2011	$7.5	$—
New Level 3 item - CanAm	—	2.9
Unrealized loss on ARS	(1.0)	—
Balance as of June 30, 2012	6.5	2.9
New Level 3 item - Fera	—	22.2
Payments	—	(2.0)
Unrealized gain on ARS	2.2	—
Sale of ARS	(8.6)	—
Write-off of CanAm contingent consideration	—	(0.9)
Total as of June 29, 2013	$—	$22.2

NOTE 6 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows (in millions):

	June 29, 2013	June 30, 2012
Finished goods	$333.9	$235.6
Work in process	182.4	154.2
Raw materials	187.6	157.6
Total inventories	$703.9	$547.5

As of June 29, 2013, inventories included balances attributable to the acquisitions of Sergeant's, Rosemont, Velcera, and Fera. Also as of June 29, 2013, the Company had approximately $42 million of consigned inventory on hand.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units as of the beginning of the fourth quarter of the fiscal year. The current and prior year goodwill impairment testing resulted in no impairment charges being recorded. In the fourth quarter of fiscal 2013, the Company recorded a $9.0 million impairment charge related to the IPR&D assets acquired as part of the Paddock acquisition in fiscal 2012 due to changes in the projected development and regulatory timelines for various projects. The impairment charge was recorded in the Rx Pharmaceuticals segment as a write-off of IPR&D. Additionally, in the fourth quarter of fiscal 2013, $10.0 million was reclassified from IPR&D to a definite-lived developed product technology intangible asset and is being amortized on a straight-line basis over an estimated useful life of 12 years.

There were additions to goodwill in the Consumer Healthcare segment related to the Sergeant's and Velcera acquisitions in the second and fourth quarters of fiscal 2013 and in the Rx Pharmaceuticals segment related to the Cobrek, Rosemont, and Fera acquisitions in the second, third and fourth quarters of fiscal 2013, respectively. During fiscal 2012, there were additions to goodwill in the Consumer Healthcare and Rx Pharmaceuticals segments related to the acquisitions of CanAm and Paddock, respectively. Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	Consumer Healthcare	Nutritionals	Rx Pharma- ceuticals	API	Total
Balance as of June 25, 2011	$126.3	$331.7	$81.6	$98.4	$638.0
Business acquisitions	15.0	—	148.9	—	163.9
Currency translation adjustment	(2.4)	—	(9.7)	(12.0)	(24.2)
Balance as of June 30, 2012	138.9	331.7	220.8	86.3	777.8
Business acquisitions	144.7	—	163.9	—	308.6
Currency translation adjustment	(3.7)	—	0.7	5.9	2.9
Balance as of June 29, 2013	$279.9	$331.7	$385.4	$92.2	$1,089.3
Other intangible assets and related accumulated amortization consisted of the following (in millions):

	June 29, 2013		June 30, 2012
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/formulation and product rights	$896.8	$204.6	$542.1	$140.5
Customer relationships	358.2	72.4	341.4	50.8
Distribution and license agreements	192.7	28.9	52.6	23.7
Non-compete agreements	13.3	6.0	7.8	3.8
Trademarks	12.7	4.2	4.8	0.7
Total	1,473.7	316.1	948.7	219.4
Non-amortizable intangibles:
In-process research and development	27.8	—	35.0	—
Trade names and trademarks	57.0	—	7.4	—
Total other intangible assets	$1,558.5	$316.1	$991.1	$219.4
As of June 29, 2013, other intangible assets included additions made during fiscal 2013 that were attributable to the acquisitions of Rosemont, Sergeant's, Velcera, Fera and Cobrek, as discussed in Note 2. Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.
The Company recorded a charge for amortization expense of $94.0 million, $74.8 million and $46.8 million for fiscal 2013, 2012 and 2011, respectively, for intangible assets subject to amortization. The increase in

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortization expense in fiscal 2013 was due primarily to the incremental amortization expense incurred on the intangible assets acquired as part of the aforementioned acquisitions.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. No estimate of future amortization expense related to the subsequent Elan transaction has been included in the table below (see Note 20 - Subsequent Events). The estimated amortization expense for each of the following five years is as follows (in millions):

Fiscal Year	Amount
2014	$118.8
2015	128.7
2016	132.3
2017	134.8
2018	128.1

NOTE 8 – INDEBTEDNESS
Total borrowings outstanding were $1,974.1 million at June 29, 2013 and $1,369.3 million at June 30, 2012. Total borrowings are presented on the balance sheet as follows (in millions):

	June 29, 2013	June 30, 2012
Short-term debt:
Foreign line of credit	$5.0	$0.1
Current portion of long-term debt:
Term loan	40.0	40.0
Other	1.2	—
Total	46.3	40.1
Long-term debt, less current portion:
Term loans	360.0	360.0
Senior notes	965.0	965.0
Public bond	596.9	—
Other	5.9	4.2
Total	1,927.8	1,329.2
Total debt	$1,974.1	$1,369.3

On May 9, 2013, the Company completed a public offering of $600.0 million aggregate principal amount of 2.95% senior unsecured notes that will mature on May 15, 2023 (the "Bonds") with an effective yield to maturity of 3.01%. Interest on the Bonds is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The Bonds are governed by a Base Indenture and a First Supplemental Indenture between the Company and Wells Fargo Bank, National Association, as trustee. The Bonds are the Company's unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company's existing and future unsecured and unsubordinated indebtedness. The Bonds are not entitled to mandatory redemption or sinking fund payments. The Company may redeem the Bonds, in whole or in part, at any time and from time to time for cash at the redemption prices described in the Indenture. The Company received net proceeds of $593.0 million from issuance of the Bonds on May 16, 2013, after deduction of issuance costs of $3.9 million and a market discount of $3.1 million. The debt issuance costs are recorded in Other Assets and are being amortized to interest expense over the life of the Bonds using the effective interest method. The discount is being amortized to interest expense over the life of the Bonds, resulting in an effective interest rate of 3.01%. Net proceeds of the Bonds are available for general corporate purposes.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 26, 2011, the Company and certain of its subsidiaries entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the "2011 Credit Agreement"). The 2011 Credit Agreement provides for revolving loan and term loan commitments of $400.0 million each, subject to increase or decrease as specified in the 2011 Credit Agreement. The term loan commitment was funded in full on November 3, 2011 and remains outstanding as of June 29, 2013. No revolving loans were outstanding as of June 29, 2013. Revolving and term loans bear interest, at the election of the Company, at either (i) the Adjusted LIBO Rate plus the Applicable Margin or (ii) the Alternate Base Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. In each case the Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. At June 29, 2013, the weighted average interest rate of the term loan was1.500%. The maturity date of the term loan and the final maturity date of any revolving loan was initially November 3, 2016, subject to mandatory partial repayments of the term loan in the amount of $40.0 million on each of the first four annual anniversary dates of the funding. Such maturity dates and partial payment dates each were extended for one year pursuant to an amendment dated November 20, 2012 which is described below. The obligations under the 2011 Credit Agreement initially were guaranteed by certain subsidiaries of the Company and by a pledge of partial equity interests of certain foreign subsidiaries. In the fourth quarter of fiscal 2013, such guaranties and equity pledges subsequently were eliminated pursuant to the November 20, 2012 amendment. On November 5, 2012, the Company made a $40.0 million scheduled repayment of the term loan commitment. Subsequently, in conjunction with the November 20, 2012 amendment, the aggregate term loan commitment was restored to the original $400.0 million. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type. The 2011 Credit Agreement has been amended three times as follows:

•
On July 24, 2012, the 2011 Credit Agreement was amended to provide flexibility to the Company in managing the capital structures of certain immaterial subsidiaries. This amendment did not change the interest rate, term or amount of the revolving loan and term loan commitments.

•
On November 20, 2012, the 2011 Credit Agreement was further amended to: (i) provide for the release of guaranties and collateral required by the lenders upon the Company attaining index debt ratings of BBB- from Standard and Poor's and Baa3 from Moody's, or higher ("investment grade ratings"), such ratings having subsequently been attained on May 9, 2013, and to provide for the contingent reinstatement of such guaranties and collateral upon the Company receiving index debt ratings that are below investment grade ratings, (ii) extend the final maturity date of the term loan and any revolving loans under the 2011 Credit Agreement from November 3, 2016, to November 3, 2017, with no changes to loan pricing or other terms and conditions except the triggering events for release and reinstatement of guaranties and collateral as described above; and (iii) restore the aggregate term loan commitments to the original $400.0 million.

•
On May 6, 2013, the 2011 Credit Agreement was further amended to: (i) enhance flexibility in managing subsidiary and intercompany debt positions; (ii) eliminate the provision in the November 20, 2012 amendment for reinstatement of guaranties and collateral; and (iii) make other modifications that are normal and customary in credit agreements of companies having investment grade ratings.

In connection with the execution of the 2011 Credit Agreement, the $125.0 million Term Loan under the Company's prior Credit Agreement, dated as of October 8, 2010 (the "2010 Credit Agreement"), and the Company's $250.0 million Term Loan Agreement, dated as of January 20, 2011 (the "2011 Term Loan Agreement") which was used to fund the Paddock acquisition, were repaid from the proceeds of the $400.0 million Term Loan under the 2011 Credit Agreement. The Company intends to use the remainder of the proceeds from the 2011 Credit Agreement term loan and any revolving loans for general corporate purposes.
On October 26, 2011, in connection with the execution of the 2011 Credit Agreement, the Company and certain of its subsidiaries also entered into a Second Amendment (the "Second Amendment") to its Term Loan Agreement, dated as of April 22, 2008 (the "2008 Term Loan Agreement"). The Second Amendment conformed certain covenants in the 2008 Term Loan Agreement to the covenants contained in the 2011 Credit Agreement and made certain other conforming changes. The 2008 Term Loan Agreement was subsequently prepaid in full without prepayment penalty on June 25, 2012.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 1, 2011, the Company entered into a Second Supplement ("Second Supplement") to the Master Note Purchase Agreement dated as of May 29, 2008 ("Note Agreement") with various institutional investors providing for the issuance of senior notes: (i) by private placement on September 30, 2011, of $75.0 million, 4.27% Series 2011-A senior notes, due September 30, 2021 ("Series 2011-A Notes") and $100.0 million, 4.67% Series 2011-C senior notes, due September 30, 2026 ("Series 2011-C Notes"); and (ii) by private placement on December 15, 2011 of $175.0 million, 4.52% Series 2011-B senior notes, due December 15, 2023 ("Series 2011-B Notes" and together with the Series 2011-A Notes and the Series 2011-B Notes, the "Series 2011 Notes"). Interest on the Series 2011-A Notes and the Series 2011-C Notes is payable semiannually on March 30 and September 30 in each year, commencing on March 30, 2012, and interest on the Series 2011-B Notes is payable semiannually on June 15 and December 15 in each year, commencing on June 15, 2012. The obligations under the Notes are guaranteed and secured ratably with the 2011 Credit Agreement. Elimination of such guaranties and security in the 2011 Credit Agreement as of May 9, 2013 when requisite index debt ratings were issued by Moody's and Standard and Poor's resulted in a simultaneous and automatic release under the Note Agreement. The Company may at any time prepay, together with any applicable makewhole premiums, all or any part of the Notes subject to the terms specified in the Note Agreement and must offer to prepay the Notes upon a change of control (as defined in the Note Agreement). Restrictive covenants apply to, among other things, minimum levels of interest coverage and debt to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratios, additional liens, mergers or consolidations, and sales of assets. For purposes above, “Note Agreement” means, collectively, the Master Note Purchase Agreement and all subsequent supplements, and “Notes” means, collectively, the Series 2011 Notes, together with the Series 2008 Notes and Series 2010 Notes previously issued pursuant to the Note Agreement.
On July 6, 2011, the Company’s India subsidiary executed a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. This term loan was amended on January 9, 2013 to increase the maximum limit to approximately $5.4 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. Subsequent to the end of the fiscal year, this loan was amended to increase the maximum limit to approximately $8.1 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The facility is payable in two annual installments, with the first installment due July 6, 2015 and the final installment due July 6, 2016. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% and 11.5% as of June 29, 2013 and June 30, 2012, respectively. The Company’s India subsidiary had $4.6 million and $4.2 million outstanding on this line as of June 29, 2013 and June 30, 2012, respectively.

On May 26, 2010, the Company’s India subsidiary executed a short-term credit line with The Hong Kong and Shanghai Banking Corporation Ltd. Funds are available for working capital and general business purposes. On January 9, 2013, the Company amended its short-term credit line to increase the aggregate amount to approximately $5.9 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. Terms and conditions of the line are normal and customary for similar lines in India. The interest rate on this facility was 11.5% and 11.5% as of June 29, 2013 and June 30, 2012, respectively. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $5.0 million and $0.1 million outstanding on this line of credit as of June 29, 2013 and June 30, 2012, respectively.
The Company was in compliance with all covenants under its various debt agreements as of June 29, 2013.

As of June 29, 2013, the Company had certain capital lease obligations of $2.5 million.

The annual future maturities of short-term and long-term debt, including capitalized leases, are as follows (in millions):

Fiscal Year	Amount
2014	$46.3
2015	118.6
2016	42.3
2017	155.0
2018	365.0
Thereafter	1,250.0

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCOUNTS RECEIVABLE SECURITIZATION
On July 23, 2009, the Company entered into an accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and Bank of America Securities, LLC ("Bank of America"). The Company renewed the Securitization Program on July 22, 2010, and, most recently, on June 13, 2011, with Bank of America, as Agent, and Wells Fargo Bank, National Association ("Wells Fargo") and PNC Bank, National Association ("PNC") as Managing Agents (together, the "Committed Investors").
The Securitization Program is a three-year program, expiring June 13, 2014, and under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy-remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110.0 million, $60.0 million and $30.0 million, respectively, effectively allowing the Company to borrow up to a total amount of $200.0 million, subject to a Maximum Net Investment calculation as defined in the agreement. At June 29, 2013, the entire $200.0 million committed amount of the Securitization Program was available under this calculation. The daily interest rate on any borrowing is equal to thirty-day LIBOR, as measured daily on each day any such borrowings are outstanding, plus 0.45% divided by 360. In addition, a daily facility fee of 0.45% divided by 360 is applied to the entire $200.0 million commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.
Any borrowing made pursuant to the Securitization Program will be classified as debt in the Company’s consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. At June 29, 2013 and June 30, 2012, there were no borrowings outstanding under the Securitization Program.

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
Interest Rate Hedging

The Company may use treasury-lock agreements ("T-Locks") and interest rate swap agreements to manage its exposure to changes in interest rates related to its long-term borrowings. For derivative instruments designated as cash flow hedges, changes in the fair value, net of tax, are reported as a component of OCI.

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

During the third quarter of fiscal 2013, the Company entered into forward interest rate swap agreements with a notional amount totaling $300.0 million to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of the Bonds, as discussed in Note 8. The interest rate swaps, which the Company designated as cash flow hedges, were settled in the fourth quarter of fiscal 2013 upon the issuance of an aggregate of $600.0 million principal amount of the Bonds for a cumulative after-tax loss of $2.6 million, which was recorded in

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCI and will be amortized to earnings as a reduction in interest expense over the life of the Bonds. The Company expects to recognize approximately $0.3 million in after-tax earnings as a result of these swap agreements over the next 12 months.

In the first quarter of fiscal 2012, the Company entered into interest rate swap agreements with a notional value of $175.0 million to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of the Series 2011-A Notes and Series 2011-C Notes on September 30, 2011. The interest rate swaps, which the Company designated as cash flow hedges, were settled in the first quarter of fiscal 2012 upon entering into a definitive agreement for the issuance of an aggregate of 175.0 million principal amount of the Series 2011 Notes for a cumulative after-tax loss of $0.8 million, which was recorded in OCI and will be amortized to earnings as an accretion to interest expense over the first 10 years of the life of the Series 2011-A Notes and Series 2011-C Notes. The Company expects to recognize approximately $0.1 million in after-tax earnings as a result of these swap agreements over the next 12 months.

In the fourth quarter of fiscal 2011, the Company entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on the 2011 Term Loan Agreement and subsequent amendments, refinancing or replacements. The 2011 Term Loan Agreement has been replaced with the 2011 Credit Agreement as disclosed in Note 8. The interest rate swap agreements fix the interest rate at 2.5775% on an initial notional amount of principal of $150.0 million. The interest rate swap agreements will expire on May 3, 2016.
In the second quarter of fiscal 2011, the Company entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on the term loan under the 2010 Credit Agreement and subsequent amendments, refinancing or replacements. The 2010 Credit Agreement has been replaced with the 2011 Credit Agreement as disclosed in Note 8. The interest rate swap agreements fix the interest rate at 1.545% on an initial notional amount of principal of $90.0 million. The interest rate swap agreements will expire on October 8, 2015.
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
The Company’s foreign currency hedging program includes cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of fifteen months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of fifteen months. The Company did not have any foreign currency put or call contracts as of June 29, 2013.
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

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred as a component of accumulated OCI and is recognized in earnings at the time the hedged item affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.
The effects of derivative instruments on the Company’s consolidated financial statements were as follows as of June 29, 2013 and June 30, 2012 and for the fiscal years ended June 29, 2013 and June 30, 2012 (amounts presented exclude any income tax effects) (in millions):
Fair Values of Derivative Instruments in Consolidated Balance Sheet
(Designated as (non)hedging instruments under ASC 815)

	Asset Derivatives
	Balance Sheet Location	Fair Value
		June 29, 2013	June 30, 2012
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$7.2	$0.6
Total hedging derivatives		$7.2	$0.6
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$0.8	$0.1
Total non-hedging derivatives		$0.8	$0.1

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 29, 2013	June 30, 2012
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.2	$5.6
Interest rate swap agreements	Other non-current liabilities	10.8	14.7
Total hedging derivatives		$11.0	$20.3
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.2	$0.6
Total non-hedging derivatives		$0.2	$0.6

Effects of Derivative Instruments on Income and OCI for the fiscal years ended June 29, 2013 and June 30, 2012

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012
T-Locks	$—	$—	Interest, net	$0.4	$0.4	Interest, net	$—	$—
Interest rate swap agreements	1.3	(7.3)	Interest, net	(5.0)	(4.4)	Interest, net	—	—
Foreign currency forward contracts	10.6	(9.3)	Net sales	2.9	—	Net sales	—	—
			Cost of sales	(4.3)	(0.1)	Cost of sales	(0.2)	0.8
			Interest, net	0.1	0.2
			Other income (expense), net	3.2	(3.6)
Total	$11.9	$(16.6)		$(2.8)	$(7.5)		$(0.2)	$0.8

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also has forward foreign currency contracts that are not designated as hedging instruments under ASC 815, and recognizes the gain/(loss) associated with these contracts in other income (expense), net. For fiscal 2013 and 2012, the Company recorded a gain of $4.7 million and a loss of $2.7 million, respectively, related to these contracts. The net hedge result offsets the revaluation of the underlying balance sheet exposure which is also recorded in other income (expense), net.

NOTE 11 – POST EMPLOYMENT PLANS
Qualified Profit-Sharing and Investment Plans
The Company has a qualified profit-sharing and investment plan under Section 401(k) of the Internal Revenue Code ("IRC"), which covers substantially all domestic U.S. employees. The Company’s contributions to the plan include an annual nondiscretionary contribution of 3% of an employee’s eligible compensation and a discretionary contribution at the option of the Board of Directors. Additionally, the Company matches a portion of employees’ contributions. The Company’s contributions to the plan were $23.0 million, $25.5 million and $20.2 million in fiscal 2013, 2012 and 2011, respectively.
Israeli Post Employment Benefits
Israeli labor laws and agreements require the Company to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. The Company’s Israeli subsidiaries also provide retirement bonuses to certain managerial employees. The Company makes regular deposits to retirement funds and purchases insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. The liability related to these post employment benefits, which is recorded in other non-current liabilities, was $21.1 million at June 29, 2013. The Company funded $16.1 million of this amount, which is recorded in other non-current assets, as of June 29, 2013. As of June 30, 2012, the liability and corresponding asset related to these post employment benefits were $18.4 million and $15.0 million, respectively. The Company’s contributions to the above plans were $0.9 million, $0.9 million and $1.4 million for fiscal 2013, 2012 and 2011, respectively.
Deferred Compensation Plans
The Company has non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, the Company owns insurance policies with a cash surrender value of $22.5 million at June 29, 2013 and $16.7 million at June 30, 2012 that are intended as a long-term funding source for these plans. The assets, which are recorded in other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability, which is recorded in other non-current liabilities, was $22.6 million at June 29, 2013 and $16.1 million at June 30, 2012.
Postretirement Medical Benefits
The Company provides certain healthcare benefits to eligible U.S. employees and their dependents who meet certain age and service requirements when they retire. Generally, benefits are provided to eligible retirees after age 65 and to their dependents. Increases in the Company contribution for benefits are limited to increases in the CPI. Additional healthcare cost increases are paid through participant contributions. The Company accrues the expected costs of such benefits during a portion of the employees’ years of service. The plan is not funded. Under current plan provisions, the plan is not eligible for any federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy. The unfunded accumulated projected benefit obligation was $3.9 million at June 29, 2013 and $4.0 million at June 30, 2012. The Company records unrecognized actuarial gains and losses as a component of accumulated other comprehensive income. As of June 29, 2013 and June 30, 2012, an unrecognized actuarial gain of $0.3 million and an actuarial loss of $0.6 million, respectively, was included in accumulated other comprehensive income on a net of tax basis – see Note 13 for a rollforward of post-retirement liability adjustments. Net periodic benefit loss of $0.1 million was recognized in fiscal 2013, and a net periodic benefit gain of $0.5 million and $0.3 million were recognized in fiscal 2012 and 2011, respectively.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SHAREHOLDERS’ EQUITY

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. The Company paid dividends of $33.0 million, $29.0 million and $25.3 million or $0.35, $0.31 and $0.2725 per share, during fiscal 2013, 2012 and 2011, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.
The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During fiscal 2013, the Company repurchased 112 thousand shares of common stock for $12.4 million in private party transactions. During fiscal 2012 and 2011, the Company repurchased 90 thousand and 142 thousand shares of common stock for $8.2 million and $8.3 million, respectively, in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

Share-Based Compensation Plans
All share-based compensation for employees and directors is granted under the 2008 Long-Term Incentive Plan, as amended. The plan has been approved by the Company’s shareholders and provides for the granting of awards to its employees and directors. As of June 29, 2013, there were 5.9 million shares available to be granted. The purpose of the plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company’s success and prosperity. The awards that are granted under this program include non-qualified stock options, restricted shares and restricted share units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the plan. Awards granted under the plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.
Share-based compensation expense was $18.4 million for fiscal 2013, $19.0 million for fiscal 2012 and $15.4 million for fiscal 2011. As of June 29, 2013, unrecognized share-based compensation expense was $18.8 million and the weighted average period over which the expense is expected to be recognized was approximately 1.8 years. Proceeds from the exercise of stock options and excess income tax benefits attributable to stock options exercised are credited to common stock.
A summary of activity related to stock options is presented below (in thousands, except per share amounts):

	Fiscal Year Ended June 29, 2013
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning options outstanding	1,045	$42.92
Granted	209	$107.60
Exercised	(360)	$29.79
Forfeited or expired	(3)	$91.33
Ending options outstanding	891	$63.24	6.58	$51,466

Options exercisable	521	$40.04	5.16	$42,191
Options expected to vest	361	$95.76	8.57	$9,102
The aggregate intrinsic value for options exercised during the year was $29.5 million for fiscal 2013, $38.9 million for fiscal 2012 and $40.5 million for fiscal 2011. The weighted average fair value per share at the grant date

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for options granted during the year was $34.24 for fiscal 2013, $28.68 for fiscal 2012 and $18.46 for fiscal 2011. The fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2013	2012	2011
Dividend yield	0.3%	0.4%	0.6%
Volatility, as a percent	34.9%	34.7%	33.6%
Risk-free interest rate	0.8%	1.0%	1.5%
Expected life in years	5.4	5.4	5.5
Volatility used in the valuation model was based on historical volatility. The risk-free interest rate was based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years was estimated based on past exercise behavior of employees.

A summary of activity related to nonvested restricted shares is presented below (in thousands, except per share amounts):

	Fiscal Year Ended June 29, 2013
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested restricted shares outstanding	7	$89.42
Granted	9	$100.84
Vested	(7)	$89.42
Forfeited	—	$—
Ending nonvested restricted shares outstanding	9	$100.84	0.38	$1,050
The weighted average fair value per share at the date of grant for restricted shares granted during the year was $100.84 for fiscal 2013, $89.42 for fiscal 2012 and $59.74 for fiscal 2011. The total fair value of restricted shares that vested during the year was $0.6 million for fiscal 2013, $0.7 million for fiscal 2012 and $0.9 million for fiscal 2011.
A summary of activity related to nonvested service-based restricted share units is presented below (in thousands, except per share amounts):

	Fiscal Year Ended June 29, 2013
	Number of Nonvested Service- Based Share Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested service-based share units outstanding	375	$53.68
Granted	73	$109.20
Vested	(180)	$31.64
Forfeited	(8)	$80.40
Ending non-vested service-based share units outstanding	260	$83.60	0.97	$31,439
The weighted average fair value per share at the date of grant for service-based restricted share units granted during the year was $109.20 for fiscal 2013, $90.99 for fiscal 2012 and $59.40 for fiscal 2011. The total fair value of service-based restricted share units that vested during the year was $5.7 million for fiscal 2013, $5.7 million for fiscal 2012 and $4.4 million for fiscal 2011.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity related to nonvested performance-based restricted share units is presented below (in thousands, except per share amounts):

	Fiscal Year Ended June 29, 2013
	Number of Nonvested Performance- Based Share Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested performance-based share units outstanding	206	$52.08
Granted	118	$108.60
Vested	(165)	$30.48
Forfeited	(1)	$97.11
Ending nonvested performance-based share units outstanding	158	$84.85	1.11	$19,120

The weighted average fair value per share at the date of grant for performance-based restricted share units granted during the year was $108.60 for fiscal 2013, $90.72 for fiscal 2012 and $58.82 for fiscal 2011. The weighted average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the plan. The total fair value of performance-based restricted share units that vested during the year was $5.0 million for fiscal 2013, $4.3 million for fiscal 2012 and $4.7 million for fiscal 2011.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income (loss) is comprised of all changes in shareholders’ equity during the period other than from transactions with shareholders. Accumulated other comprehensive income and fiscal year activity consisted of the following (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post- retirement liability adjustments, net of tax	Accumulated other comprehensive income
Balance as of June 25, 2011	$(1.1)	$130.4	$(3.4)	$1.1	$127.1
Other comprehensive income (loss)	(9.4)	(76.7)	(1.0)	(0.6)	(87.6)
Balance as of June 30, 2012	(10.5)	53.7	(4.4)	0.6	39.4
Other comprehensive income (loss)	6.0	30.0	1.3	0.3	37.6
Balance as of June 29, 2013	$(4.5)	$83.7	$(3.1)	$0.9	$77.0

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES
Pre-tax income and the provision for income taxes from continuing operations are summarized as follows (in millions):

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	June 25, 2011
Pre-tax income:
U.S.	$402.2	$314.2	$299.3
Foreign	205.5	197.8	151.2
Total	$607.7	$512.0	$450.6
Provision for income taxes:
Current:
Federal	$125.0	$74.9	$108.6
State	10.7	7.5	11.3
Foreign	24.3	9.1	46.2
Subtotal	160.1	91.5	166.1
Deferred (credit):
Federal	16.6	32.6	(11.5)
State	—	1.4	(1.4)
Foreign	(10.9)	(6.6)	(43.3)
Subtotal	5.7	27.5	(56.1)
Total	$165.8	$119.0	$110.0

A reconciliation of the provision based on the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	June 25, 2011
	%	%	%
Provision at Federal statutory rate	35.0	35.0	35.0
State income taxes, net of Federal benefit	1.7	1.8	2.2
Foreign tax rate differences	(4.6)	(6.2)	(2.5)
Expenses not deductible for tax purposes/deductions not expensed for book, net	(0.6)	(0.9)	(0.9)
Privileged Enterprise benefit	(4.1)	(3.3)	(3.9)
Settlement with taxing authorities	(1.2)	(5.1)	—
Israeli statutory tax rate change	—	—	(1.9)
Foreign tax credit	(0.1)	(0.1)	(6.2)
Research and development credit	(0.5)	(0.3)	(0.7)
Other	1.7	2.3	3.3
Effective income tax rate	27.3	23.2	24.4

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, except for Israel taxes on pre-acquisition Privileged Enterprise earnings, because those earnings are considered permanently reinvested in the operations of those subsidiaries. There is approximately $640.0 million of cumulative foreign earnings and profits for which taxes have not been provided.

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows (in millions):

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
	June 29, 2013	June 30, 2012
Deferred income tax asset (liability):
Property, equipment and intangibles	$(203.3)	$(78.9)
Inventory basis differences	35.6	23.8
Accrued liabilities	43.4	30.5
Allowance for doubtful accounts	0.5	0.5
Research and development	4.0	5.3
State operating loss carryforwards	2.7	1.9
State credit carryforwards	0.8	3.6
International operating loss carryforwards	9.1	5.9
International capital loss carryforwards	1.8	2.3
Domestic capital loss carryforwards	4.2	3.7
Domestic operating loss carryforwards	12.7	—
Unearned revenue	4.8	5.1
Share-based compensation	13.2	10.3
Foreign tax credit	13.7	22.7
Other, net	14.8	11.1
Subtotal	(41.9)	47.7
Valuation allowance for loss and credit carryforwards	(18.8)	(12.7)
Net deferred income tax (liability) asset:	$(60.7)	$35.1

The above amounts are classified in the consolidated balance sheet as follows (in millions):

	June 29, 2013	June 30, 2012
Assets	$67.3	$59.2
Liabilities	128.0	24.1
Net deferred income tax (liability) asset	$(60.7)	$35.1

At June 29, 2013, the Company had gross carryforwards as follows: state net operating losses of $108.3 million, state credits of $12.1 million, international net operating losses of $31.2 million, domestic net operating losses of $36.4 million, domestic capital losses of $10.1 million and international capital losses of $19.1 million. At June 29, 2013, gross valuation allowances had been provided for state net operating loss carry forwards in the amount of $67.8 million, $8.1 million for state credit carryforwards, $10.6 million for international net operating loss carryforwards, $21.5 million for domestic net operating loss carryforwards, $10.1 million for domestic capital loss carryforwards and $19.1 million for international capital loss carryforwards as utilization of such carry forwards within the applicable statutory periods is uncertain. The domestic capital loss carryforward expires through 2017 and the state net operating loss carry forwards expire through 2033. $20.8 million of the international net operating loss carryforwards expire through 2022, while the remaining amount and international capital loss carryforwards have no expiration. The valuation allowances for these net operating loss carryforwards are adjusted annually, as necessary. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to the realization of its net deferred income tax assets.

The following table summarizes the activity related to amounts recorded for uncertain tax positions, excluding interest and penalties, for the years ended June 29, 2013 and June 30, 2012 (in millions):

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits
Balance at June 25, 2011	$105.0
Additions:
Positions related to the current year	11.9
Positions related to prior years	6.1
Reductions:
Positions related to the current year	—
Positions related to prior years	—
Settlements with taxing authorities	(22.1)
Lapse of statutes of limitation	(1.7)
Balance at June 30, 2012	99.2
Additions:
Positions related to the current year	18.1
Positions related to prior years	1.9
Reductions:
Positions related to the current year	—
Positions related to prior years	—
Settlements with taxing authorities	(7.5)
Lapse of statutes of limitation	(1.6)
Balance at June 29, 2013	$110.1
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $24.3 million and $20.0 million as of June 29, 2013 and June 30, 2012, respectively.

The total liability for uncertain tax positions was $122.3 million and $108.5 million as of June 29, 2013 and June 30, 2012, respectively, after considering the federal tax benefit of certain state and local items, of which $107.1 million and $91.9 million, respectively, would impact the effective tax rate in future periods, if recognized.

The Company files income tax returns in the U.S., various state and local jurisdictions, and multiple foreign jurisdictions, and is therefore subject to periodic audits by domestic and foreign tax authorities. Its primary income tax jurisdictions are the U.S. and Israel. The Internal Revenue Service is currently auditing fiscal years 2009 and 2010. The Israeli Tax Authority has notified the Company of audit pertaining to fiscal 2010. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of June 29, 2013. During the next twelve months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $2.0 million to $17.0 million.

Tax Rate Changes and Exemptions in Israel

Prior to fiscal 2011, certain of the Company's Israel subsidiaries had been granted Privileged Enterprise status under the Law for the Encouragement of Capital Investments (1959). Income derived from such entities was entitled to various tax benefits beginning in the year the subsidiary first generated taxable income. These benefits applied to an entity depending on certain elections.

These benefits were generally granted with the understanding that cash dividends would not be distributed from the affected income. Should dividends be distributed out of tax exempt income, the subsidiary would be required to pay a 10% to 25% tax on the distribution. The Company does not currently intend to cause distribution

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of a dividend, which would involve additional tax liability in the foreseeable future; therefore, no provision has been made for such tax on post-acquisition earnings.

In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation and enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates are applicable to the Company as of June 30, 2013.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES
The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through calendar 2021. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2014 – $26.3 million; 2015 – $18.7 million; 2016 – $10.1 million; 2017 – $6.7 million; 2018 – $5.0 million and thereafter – $10.8 million. Rent expense under all leases was $27.6 million, $23.6 million and $21.1 million for fiscal 2013, 2012 and 2011, respectively.

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

All nine applications were transferred to one court in order to determine whether to consolidate any of the nine applications. On July 19, 2012, the court dismissed one of the applications and ordered that the remaining eight applications be consolidated into one application. On September 19, 2012, a consolidated motion to certify the eight individual motions was filed by lead counsel for the claimants. Generally, the allegations in the consolidated motion are the same as those set forth in the individual motions; however, the consolidated motion excluded the manufacturer of the reformulated Eltroxin as a respondent. A hearing on whether or not to certify the consolidated application is scheduled for March 2014. As this matter is in its early stages, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Securities Litigation

On March 11, 2009, a purported shareholder of the Company named Michael L. Warner ("Warner") filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors, including the President and Chief Executive Officer, Joseph Papa, and the Chief Financial Officer, Judy Brown, among others. The plaintiff sought to represent a class of purchasers of the Company’s common stock during the period between November 6, 2008, and February 2, 2009. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). The plaintiff generally alleged that the Company misled investors by failing to disclose, prior to February 3, 2009, that certain auction rate securities held by the Company, totaling approximately $18.0 million in par value (the "ARS"), had been purchased from Lehman Brothers Holdings, Inc. ("Lehman"). The plaintiff asserted that omission of the identity of Lehman as the seller of the ARS was material because after Lehman’s bankruptcy filing, on September 15, 2008, the Company allegedly became unable to look to Lehman to repurchase the ARS at a price near par value. The complaint sought unspecified damages and unspecified equitable or injunctive relief, along with costs and attorneys’ fees.

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

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Company believed that it had meritorious defenses to this lawsuit, the Company engaged in settlement discussions with counsel for the Co-Lead Plaintiffs in an effort to move the matter to a quicker resolution and avoid the costs and distractions of protracted litigation. As a result of these discussions, the Company and the Co-Lead Plaintiffs reached an agreement to settle the case with payment by the Company's insurer of $1.8 million to cover all costs of the settlement, subject to Court approval. On December 27, 2012, the Company and the Co-Lead Plaintiffs filed a Stipulation of Settlement and a motion for preliminary approval of the proposed class action settlement. On January 28, 2013, the Court preliminarily approved the proposed class action settlement and ordered that notice of the proposed settlement be provided to the members of the proposed shareholder class and set a deadline for class members either to object to the settlement or to exclude themselves (or “opt out”) of the settlement class. On May 17, 2013, the Court held a hearing and determined that the settlement was fair, reasonable and adequate and thus merited final approval. On May 20, 2013, the Court issued a Judgment and Order of Final Approval granting final approval to the settlement and entering a final judgment dismissing the suit with prejudice. Accordingly, this suit is now concluded.

Ramat Hovav

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72.5 million, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. On January 9, 2013, the District Court of Beer-Sheva ruled in favor of the Company. On February 20, 2013, the plaintiffs filed an appeal to the Supreme Court. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.
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

(in millions, except per share amounts)
Fiscal 2013	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
Net sales (1)	$769.8	$883.0	$919.8	$967.2
Gross profit (1)	$285.3	$307.2	$331.4	$356.2
Net income (1)	$105.6	$106.0	$111.9	$118.5
Earnings per share(1):
Basic earnings per share	$1.13	$1.13	$1.19	$1.26
Diluted earnings per share	$1.12	$1.12	$1.18	$1.25
Weighted average shares outstanding
Basic	93.6	93.9	94.0	94.0
Diluted	94.3	94.5	94.5	94.6

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share amounts)
Fiscal 2012	First Quarter(6)	Second Quarter(7)	Third Quarter(8)	Fourth Quarter(9)(10)
Net sales (1)	$725.3	$838.2	$778.0	$831.8
Gross profit (1)	$227.6	$294.9	$279.3	$293.9
Income from continuing operations (1)	$70.5	$99.7	$115.7	$107.1
Income from discontinued operations, net of tax	—	—	—	8.6
Net income	$70.5	$99.7	$115.7	$115.7
Earnings per share(1):
Basic
Continuing operations	$0.76	$1.07	$1.24	$1.15
Discontinued operations	—	—	—	0.09
Basic earnings per share	$0.76	$1.07	$1.24	$1.24
Diluted
Continuing operations	$0.75	$1.06	$1.23	$1.14
Discontinued operations	—	—	—	0.09
Diluted earnings per share	$0.75	$1.06	$1.23	$1.23
Weighted average shares outstanding
Basic	92.9	93.2	93.3	93.4
Diluted	94.0	94.0	94.1	94.3

(1)	The sum of quarterly financial data may vary from the annual data due to rounding. The sum of individual per share amounts may not equal due to rounding.

(2)	Includes a pre-tax charge of approximately $1.9 million of acquisition costs associated with the Sergeant's acquisition.

(3)
Includes a pre-tax charge to cost of sales of $7.7 million associated with the step-up in value of inventory related to the Sergeant's acquisition, $1.5 million of severance costs associated with the Cobrek acquisition and a $3.0 million loss on the sale of investment related to Cobrek.

(4)
Includes a pre-tax charge to cost of sales of $1.9 million associated with the step-up in value of inventory related to the Rosemont acquisition, approximately $3.1 million of acquisition costs associated with the Rosemont and Velcera acquisitions and a $1.6 million loss related to the sale of the Company's investment securities.

(5)
Includes a pre-tax charge to cost of sales of $1.2 million associated with the step-up in value of inventory related to the Rosemont acquisition, $5.6 million of restructuring and other integration-related costs associated with the Velcera acquisition and a $9.0 million impairment charge related to the write-off of in-process R&D.

(6)
Includes a pre-tax charge to cost of sales of $27.2 million associated with the step-up in value of inventory related to the Paddock acquisition and approximately $8.8 million of acquisition-related and severance costs associated with the Paddock acquisition.

(7)	Includes $0.6 million of severance costs associated with the Paddock acquisition.

(8)	Includes restructuring costs of $7.1 million associated with the closing of the Company's Florida facility.

(9)	Includes restructuring costs of $1.7 million associated with the closing of the Company's Florida facility.

(10)	Includes a gain on the disposition of the Israel Consumer Products business of $8.6 million.

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

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues generated outside the U.S. for fiscal 2013, 2012 and 2011 were $668.8 million, $613.7 million and $585.6 million, respectively, primarily in Israel, the U.K., Mexico and Australia. Revenue generated in Israel represented 11%, 12% and 13% of consolidated net sales for fiscal 2013, 2012 and 2011, respectively. The Company attributes revenues to countries outside of the U.S. based on the sales location. As of June 29, 2013 and June 30, 2012, the net book value of property and equipment located outside the U.S. was approximately $213.0 million and $183.0 million, respectively. Approximately $98.0 million of property and equipment was located in Israel as of June 29, 2013. One customer in the Consumer Healthcare and Nutritionals segments accounted for 19% of net sales in fiscal 2013, 20% in fiscal 2012 and 22% in fiscal 2011.

($ in millions)	Consumer Healthcare	Nutritionals	Rx Pharma-ceuticals	API	Other	Unallocated expenses	Total
Fiscal 2013
Net sales	$2,089.0	$508.4	$709.5	$159.3	$73.6	$—	$3,539.8
Operating income	$363.2	$35.2	$263.2	$48.9	$3.4	$(34.7)	$679.1
Operating income %	17.4%	6.9%	37.1%	30.7%	4.6%	—	19.2%
Total assets	$2,409.0	$949.7	$1,604.9	$284.5	$102.7	$—	$5,350.8
Capital expenditures	$85.5	$7.8	$17.7	$17.3	$3.8	$—	$132.2
Property and equip, net	$404.1	$92.8	$80.8	$92.7	$11.1	$—	$681.4
Depreciation/amortization	$53.8	$38.3	$54.9	$9.1	$4.0	$—	$160.2

Fiscal 2012
Net sales	$1,815.8	$501.0	$617.4	$165.8	$73.3	$—	$3,173.2
Operating income	$315.3	$25.4	$213.5	$53.9	$2.0	$(40.9)	$569.2
Operating income %	17.4%	5.1%	34.6%	32.5%	2.8%	—	17.9%
Total assets	$1,651.4	$951.0	$1,072.6	$258.4	$90.7	$—	$4,024.0
Capital expenditures	$76.3	$14.4	$8.0	$18.5	$3.0	$—	$120.2
Property and equip, net	$328.0	$94.5	$67.6	$79.6	$8.7	$—	$578.4
Depreciation/amortization	$41.0	$39.0	$42.2	$9.3	$3.8	$—	$135.3

Fiscal 2011
Net sales	$1,684.9	$503.3	$343.7	$155.7	$67.3	$—	$2,755.0
Operating income	$309.0	$60.2	$114.6	$36.2	$0.6	$(30.4)	$490.2
Operating income %	18.3%	12.0%	33.4%	23.3%	0.9%	—	17.8%
Total assets	$1,333.4	$993.0	$448.6	$282.5	$129.1	$—	$3,186.7
Capital expenditures	$59.6	$16.2	$15.3	$4.2	$4.1	$—	$99.4
Property and equip, net	$286.9	$96.1	$35.5	$75.1	$13.8	$—	$507.3
Depreciation/amortization	$37.7	$33.5	$17.7	$10.1	$4.1	$—	$102.9

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company's net sales by major product category (in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Consumer Healthcare ("CHC")
Analgesics (1)	$536.0	$452.3	$454.7
Cough/Cold/Allergy/Sinus (1)	500.6	447.2	346.0
Gastrointestinal (1)	388.8	402.4	410.9
Animal Health	123.2	—	—
Other CHC (1,2)	540.5	513.8	473.3
Total CHC	2,089.0	1,815.8	1,684.9
Nutritionals
Infant nutritionals	350.1	352.7	341.3
Vitamins, minerals and dietary supplements	158.3	148.3	162.0
Total Nutritionals	508.4	501.0	503.3
Generic prescription drugs	709.5	617.4	343.7
Active pharmaceutical ingredients	159.3	165.8	155.7
Pharmaceutical and medical diagnostic products	73.6	73.3	67.3
Total net sales	$3,539.8	$3,173.2	$2,755.0
(1) Includes sales from the Company's contract manufacturing business
(2) Consists primarily of smoking cessation, feminine hygiene, diabetes care, dermatological care and other miscellaneous or otherwise uncategorized product lines and markets

NOTE 18 – RESTRUCTURING CHARGES

Velcera

In connection with the Velcera acquisition, the Company incurred restructuring costs of $2.9 million in its Consumer Healthcare segment during the fourth quarter of fiscal 2013 related to employee termination benefits for 22 employees. The charge for employee termination benefits was included in the restructuring line of the consolidated statement of income for fiscal 2013. The Company expects to pay out these termination benefits in the first quarter of fiscal 2014. Additional restructuring costs are not expected to be material.

Florida

In the third quarter of fiscal 2012, the Company made the decision to restructure its workforce and cease all remaining manufacturing production at its Florida facility. This restructuring was completed at the end of fiscal 2012. This facility manufactured the Company's oral electrolyte solution ("OES") products that are part of the Nutritionals reporting segment. In connection with the restructuring, the Company transitioned production to a more efficient, service-oriented supply chain. As a result of this restructuring plan, the Company determined that the carrying value of certain fixed assets at the location was not fully recoverable. Accordingly, the Company incurred a non-cash impairment charge of $6.3 million and $0.1 million in its Nutritionals segment in the third and fourth quarters of fiscal 2012, respectively, to reflect the difference between carrying value and the estimated fair value of the affected assets. In addition, the Company recorded a charge of $0.8 million and $1.0 million in the third and fourth quarters of fiscal 2012, respectively, related to employee termination benefits for 141 employees. The charges for asset impairment and employee termination benefits were included in the restructuring line of the consolidated statement of income for fiscal 2012. The activity of the restructuring reserve is detailed in the following table (in millions):

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2012 Restructuring Employee Termination
Balance at March 31, 2012	$0.8
Additions	1.0
Payments	(0.1)
Balance at June 30, 2012	1.7
Payments	(1.7)
Balance at June 29, 2013	$—
In the fourth quarter of fiscal 2011, due to decreased profitability caused by increased competition, the Company made the decision to exit one of the product lines manufactured at its Florida facility. As a result of this restructuring plan, the Company determined that the carrying value of certain fixed assets utilized for this product line was not fully recoverable. Accordingly, the Company incurred a non-cash impairment charge of $0.7 million in its Consumer Healthcare segment in the fourth quarter of fiscal 2011 to reflect the difference between carrying value and the estimated fair value of the affected assets. The charge for asset impairment was included in the restructuring line of the consolidated statement of income for fiscal 2011.

NOTE 19 – COLLABORATION AGREEMENTS

The Company actively collaborates with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. Terms of the various collaboration agreements may require the Company to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or receive royalties on future sale, if any, of commercial products resulting from the collaboration. Milestone payments and up-front payments made are generally recorded as research and development expenses if the payments relate to drug candidates that have not yet received regulatory approval. Milestone payments and up-front payments made related to approved drugs will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received are generally reflected as revenues and royalties paid are generally reflected as cost of goods sold. The Company has entered into a number of collaboration agreements in the ordinary course of business. Although the Company does not consider these arrangements to be material, the following is a brief description of a notable agreement entered into during fiscal 2013:

    In November 2012, the Company entered into a joint development agreement with another generic pharmaceutical company pursuant to which the Company is to provide research and development and future manufacturing services for a generic version of a specified prescription pharmaceutical. The Company is entitled to receive various milestone payments throughout the development period, which will be recognized in accordance with the milestone method. During the second quarter of fiscal 2013, the Company recognized revenue of $0.8 million upon completion of a milestone under this agreement. The Company is entitled to receive additional individual milestone payments ranging from $0.5 million to $2.0 million for achieving other specified milestones including but not limited to completion of bioequivalence studies, FDA acceptance of the ANDA, and FDA approval of the ANDA. If the product is approved, the Company may receive combined total milestone payments ranging from $3.8 million to $5.5 million depending upon various market conditions at the time of generic market formation. Also in accordance with the agreement, the parties will share in development costs and future profits associated with the manufacture and sale of the generic prescription pharmaceutical product.

Additional future milestone payments and receipts related to agreements not specifically discussed above are not material.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SUBSEQUENT EVENTS

Transaction Agreement

On July 28, 2013, the Company entered into a Transaction Agreement (the “Transaction Agreement”) between Elan Corporation plc (“Elan”), Perrigo Company Limited (f/k/a Blisfont Limited), a company organized under the laws of Ireland (“Holdco”), Habsont Limited, a company organized under the laws of Ireland and a wholly-owned subsidiary of Holdco (“Foreign Holdco”), and Leopard Company, a Delaware Corporation and a wholly-owned subsidiary of Foreign Holdco (“MergerSub”). Under the terms of the Transaction Agreement, (a) Holdco will acquire Elan (the “Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 - 2012 (the “Scheme”) and (b) MergerSub will merge with and into the Company, with the Company continuing as the surviving corporation of the merger (the “Merger” and, together with the Acquisition, the “Transactions”). As a result of the Transactions, both the Company and Elan will become wholly-owned, indirect subsidiaries of Holdco. Prior to the closing of the Transactions, Holdco will re-register, pursuant to the Irish Companies Act 1963 - 2012, as a public limited company, the ordinary shares of which are expected to be listed on the New York Stock Exchange and the Tel Aviv Stock Exchange. Under the terms of the Transaction Agreement, (i) at the effective time of the Scheme (the “Effective Time”), Elan shareholders will be entitled to receive $6.25 in cash and 0.07636 of a newly issued Holdco ordinary share in exchange for each Elan ordinary share held by such shareholders and (ii) at the effective time of the Merger, each share of the Company's common stock will be converted into the right to receive one Holdco ordinary share and $0.01 in cash. As a result of the Transactions, former Elan shareholders are expected to hold approximately 29% of the Holdco shares and former Company shareholders are expected to hold approximately 71% of the Holdco shares.
The conditions to the implementation of the Transactions are set forth in Part A of Appendix I to the announcement (the “Rule 2.5 Announcement”) issued by Elan and the Company pursuant to Rule 2.5 of the Irish Takeover Panel Act, 1997, Takeover Rules 2007, as amended (the “Irish Takeover Rules”) on July 29, 2013 (the “Conditions Appendix”). The Rule 2.5 Announcement was furnished as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 29, 2013, and the Conditions Appendix is incorporated herein by reference as Exhibit 2.4. The implementation of the Transactions is conditioned on, among other things:

•	the adoption and approval of the Transaction Agreement by the Company's shareholders as required by the Michigan Business Corporation Act, as amended;

•
the approval of the Scheme by a majority in number of the Elan shareholders, representing 75% or more in value of the Elan ordinary shares held by such holders, present and voting either in person or by proxy, at a special meeting of Elan shareholders, and the approval by Elan shareholders of certain other resolutions relating to the Scheme at an extraordinary general meeting of Elan shareholders, and the sanction by the Irish High Court of the Scheme;

•
the approval by the New York Stock Exchange and the Tel Aviv Stock Exchange for listing (subject to the satisfaction of any conditions to which such approval is expressed to be subject) of the Holdco shares to be issued in the Acquisition and the Merger;

•	receipt of all required regulatory clearances under applicable antitrust, competition or foreign investment laws;

•
no third party having decided to take any action which would (i) make the transactions contemplated by the Transaction Agreement void or unenforceable, (ii) require the divestiture or materially alter the terms envisaged for any proposed divestiture by any member of the Perrigo group or the Elan group of all or any part of their respective businesses, assets or properties, or (iii) impose any other material limitation on, or result in a material delay in, the ability of any member of the wider Perrigo group to consummate the transactions contemplated by the Transaction Agreement;

•
the absence of any law or injunction that restrains, enjoins or otherwise prohibits consummation of the Acquisition, the Scheme, the Merger or the other transactions contemplated by the Transaction Agreement; and

•
the Registration Statement on Form S-4 to be filed by Holdco in connection with the Transactions having become effective under the Securities Act of 1933 and not being the subject of any stop order or proceedings seeking any stop order.

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, subject in certain instances to the approval of the Irish Takeover Panel, each party's obligation to effect the Acquisition is conditional, among other things, upon:

•	the accuracy of the other party's representations and warranties in the Transaction Agreement, subject to specified materiality standards; and

•	the performance by the other party of its obligations under the Transaction Agreement in all material respects.

Subject to any changes as may be agreed between the parties, pursuant to the Transaction Agreement, the Company and its board of directors and Holdco and its board of directors will take all actions necessary so that, effective as of the Effective Time, the directors that comprise the full Holdco board of directors will be the Company's current Board of Directors.
At the Effective Time, Elan equity awards will, pursuant to the terms of the Transaction Agreement and the applicable Elan equity incentive plan, be treated such that each Elan option and share-based award that is outstanding will fully vest and be cancelled and, in exchange, the holder thereof will receive in respect of each Elan share underlying such award, (i) in the case of options, an amount in cash determined by multiplying (x) the number of Elan shares subject to the option immediately prior to the Effective Time by (y) the excess, if any, of the Per Share Option Consideration less the applicable exercise price under the relevant option agreement and (ii) in the case of Elan share-based awards, an amount in cash determined by multiplying (x) the number of Elan shares subject to the share-based award immediately prior to the Effective Time by (y) the Per Share Option Consideration.
The “Per Share Option Consideration” is the sum of (i) $6.25 plus (ii) the product of (x) 0.07636 and (y) the average closing sale price of a Company common share for the five trading days preceding the day on which the Effective Time occurs.
Further, at the effective time of the Merger, Company equity awards will, pursuant to the terms of the Transaction Agreement and the applicable Company equity incentive plan, be treated such that each Company option and share-based award that is outstanding will be assumed by Holdco and converted into a Holdco award with the same terms and conditions, provided that the number of Holdco shares subject to such Holdco award will be determined by multiplying the number of Company shares subject to the Company award immediately prior to the effective time of the Merger by the Conversion Ratio. After this conversion, the exercise price per share of any Holdco option converted from a Company option will equal the exercise price per share of such Company option immediately prior to the effective time of the Merger divided by the Conversion Ratio.
The “Conversion Ratio” is the sum of (i) 1 plus (ii) the quotient obtained by dividing (x) $0.01 by (y) the average closing sale price of a Company common share for the five trading days preceding the day on which the Effective Time occurs.
The Transaction Agreement contains customary representations, warranties and covenants by the Company and Elan. Each of Elan and the Company has agreed, among other things, subject to certain exceptions, not to solicit any offer or proposal for specified alternative transactions, or to participate in discussions regarding such an offer or proposal with, or furnish any nonpublic information regarding such an offer or proposal to, any person that has made or, to its knowledge, is considering making such an offer or proposal. In addition, certain covenants require each of the parties to use, subject to the terms and conditions of the Transaction Agreement, all reasonable endeavors to cause the Transactions to be consummated.
Subject to certain exceptions, the Transaction Agreement also requires each of the Company and Elan to call and hold shareholders' meetings and requires the boards of directors of the Company and Elan to recommend approval of the Transactions.
The Transaction Agreement contains certain customary termination rights, including, among others, (a) the right of either Elan or the Company to terminate the agreement if either party's shareholders fail to approve the Transactions, (b) the right of either Elan or the Company to terminate the Transaction Agreement if the board of directors of the other party changes its recommendation to approve the Transactions, (c) the right of Elan to terminate the Transaction Agreement to enter into an agreement providing for a “Superior Proposal” as defined in the Transaction Agreement, (d) the right of either Elan or the Company to terminate the Transaction Agreement if the Scheme has not become effective by April 29, 2014 (the “End Date”), subject to certain conditions, provided that the End Date will be July 29, 2014 in certain circumstances and (e) the right of either Elan or the Company to

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terminate the Transaction Agreement due to a material breach by the other party of any of its representations, warranties or covenants, subject to certain conditions. The Transaction Agreement also provides that if the Transaction Agreement is terminated in certain specified circumstances, then the Company will pay to Elan approximately $168.9 million.
In addition, on July 28, 2013, the Company and Elan entered into an Expenses Reimbursement Agreement (“ERA”), the terms of which have been approved by the Irish Takeover Panel. Under the ERA, Elan has agreed to pay to the Company the documented, specific and quantifiable third party costs and expenses incurred by the Company in connection with the Acquisition upon the termination of the Transaction Agreement in certain specified circumstances. The maximum amount payable by Elan to the Company pursuant to the ERA is approximately $84.4 million, being one percent of the aggregate value of the issued share capital of Elan as ascribed by the terms of the Acquisition.
Bridge Credit Agreements

On July 28, 2013, Holdco entered into (i) a 364-day debt bridge loan credit agreement (the “Debt Bridge Credit Agreement”) among Holdco, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, and (ii) a 60-day cash bridge loan credit agreement (the “Cash Bridge Credit Agreement” and, together with the Debt Bridge Credit Agreement, the “Bridge Credit Agreements”) among Holdco, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent. Under the Debt Bridge Credit Agreement and the Cash Bridge Credit Agreement, Barclays Bank PLC and HSBC Bank USA, N.A. will provide Holdco, respectively, with senior unsecured debt financing in an aggregate principal amount of up to $2.65 billion and senior unsecured cash financing in an aggregate principal amount of up to $1.7 billion in each case to finance, in part, the cash component of the Acquisition consideration, the repayment of certain existing indebtedness of the Company and pay certain transaction expenses in connection with the Transactions. Certain domestic subsidiaries of the Company will accede to the Bridge Credit Agreements as guarantors simultaneously with the consummation of the Transactions and within sixty days of the Acquisition, Elan and certain of its subsidiaries will accede to the Bridge Credit Agreements as guarantors.

The closing date of the Bridge Credit Agreements (the “Closing Date”) is conditioned on, among other things, the consummation of the Transactions, accession of certain subsidiaries of the Company as guarantors, and absence of certain events of defaults under the Bridge Credit Agreements. The commitments automatically terminate on the earlier of (a) the funding and disbursement of the loans to the borrower on the Closing Date, (b) April 29, 2014 (or if all but certain regulatory conditions under the Transaction Agreement have been completed, July 29, 2014) and (c) certain other events.

Amounts outstanding under each of the Bridge Credit Agreements will bear interest, at the borrower's option, either (a) at the alternate base rate (defined as the highest of (1) Administrative Agent's prime rate, (2) the federal funds rate plus 0.50% and (3) the applicable interest rate for a eurodollar loan with a one month interest period beginning on such day plus 1.00% (the “eurodollar rate”)) or (b) at the eurodollar rate plus, in each case, an applicable margin which shall range depending on the debt rating of the borrower and the number of days which the loans remain outstanding from the date of funding. In addition the borrower has agreed to pay a non-refundable ticking interest in an amount equal to (a) until the receipt of a publicly issued senior unsecured debt rating for Holdco by the rating agencies, 0.175% of the amount of the aggregate commitments in effect from July 28, 2013, with respect to the Cash Bridge Credit Agreement, or, August 27, 2013, with respect to the Debt Bridge Credit Agreement, through the termination of the aggregate commitments entirely or when commitments are otherwise reduced to zero, and (b) after receipt of the credit ratings, the applicable ticking interest rate per annum through the termination of the aggregate commitments entirely or when commitments are otherwise reduced to zero. The borrower will also pay funding interest equal to 0.50% (x) with respect to the Debt Bridge Credit Agreement, of the aggregate amount of loans made on the Closing Date and (y) with respect to the Cash Bridge Credit Agreement, of the aggregate amount of loans outstanding thereunder 30 days after the closing date thereof. Lastly, with respect to the Debt Bridge Credit Agreement, the borrower has also agreed to pay a non-refundable duration interest on the 90th, 180th and 270th day after the Closing Date in an amount equal to the duration fee percentage (ranging from 0.50% 90 days after the Closing Date to 1.00% 270 days after the Closing Date) and the aggregate principal amount of the loans outstanding under that facility on such day.

The borrower may voluntarily prepay the loans at any time without premium or penalty. The Bridge Credit Agreements require mandatory prepayments with the net cash proceeds of certain asset sales or debt or equity

PERRIGO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuances subject to customary exceptions, reinvestment rights and minimums. In addition to the mandatory prepayments described above, the Cash Bridge Credit Agreement also requires mandatory prepayments with cash and cash equivalents of Elan and its subsidiaries to the extent the Transactions have been consummated and to the extent permitted by applicable law. The Bridge Credit Agreements also contains customary events of default, upon the occurrence of which, and so long as such event of default is continuing, the amounts outstanding will accrue interest at an increased rate and payments of such outstanding amounts could be accelerated by the lenders. In addition, the loan parties will be subject to certain affirmative and negative covenants under the Bridge Credit Agreements.

The lenders or their affiliates have in the past engaged, and may in the future engage, in transactions with and perform services, including commercial banking, financial advisory and investment banking services, for Holdco, the Company and their respective affiliates in the ordinary course of business for which they have received or will receive customary fees and expenses. In addition, affiliates of certain of the lenders are providing advisory services to the Company in connection with the Merger.

The descriptions of the Transaction Agreement, the Conditions Appendix, the ERA and the Bridge Credit Agreements in this report have been included to provide information regarding their terms, do not purport to be complete and are subject to, and qualified in their entirety by reference to, the full text of the documents, which are attached hereto as Exhibits 2.3, 2.4, 2.5, 10.40 and 10.41 and are incorporated herein by reference. The Transaction Agreement and the Bridge Credit Agreements contain representations and warranties made by and to the parties thereto as of specific dates. The statements embodied in those representations and warranties were made only for purposes of the relevant contract between the parties thereto, were made solely for the benefit of such parties, are subject to qualifications and limitations agreement by such parties in connection with negotiating the terms of such contract, and in some cases were qualified by confidential disclosures made by such parties, which disclosures are not reflected in the relevant contract. In addition, certain representations and warranties may have been used for the purpose of allocating risk among the relevant parties rather than establishing matters as facts. None of the shareholders of the Company or Elan or any other third party should rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the Company, Elan, Holdco or any of their respective affiliates.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of June 29, 2013, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

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
In connection with the evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 29, 2013 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as noted below:
Changes in Internal Control Over Financial Reporting
In the second, third and fourth quarters of fiscal 2013, the Company acquired Sergeant's Pet Care Products, Inc. ("Sergeant's"), Rosemont Pharmaceuticals Ltd. ("Rosemont") and Velcera, Inc. ("Velcera"), respectively (see Note 2 - Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Sergeant's, Rosemont and Velcera from its interim evaluation of internal control over financial reporting as of June 29, 2013. The Company is in the process of documenting and testing these acquired businesses' internal controls over financial reporting. The Company will incorporate Sergeant's, Rosemont and Velcera into its annual report on internal control over financial reporting for its fiscal year-end 2014. As of June 29, 2013, Sergeant's, Rosemont and Velcera's total assets together represented approximately 16% of the Company's consolidated total assets. Sergeant's, Rosemont and Velcera's net sales together represented approximately 4% of the Company's consolidated net sales for the fiscal year ended June 29, 2013.

Item 9B.	Other Information.
Not applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Directors of the Company.
This information is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting under the heading “Election of Directors” or will be included in an amendment to this annual report on Form 10-K.

(b)	Executive Officers of the Company.
See Part I, Additional Item of this Form 10-K.

(c)	Audit Committee Financial Expert.
This information is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting under the heading “Audit Committee” or will be included in an amendment to this annual report on Form 10-K.

(d)	Identification and Composition of the Audit Committee.
This information is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting under the heading “Audit Committee” or will be included in an amendment to this annual report on Form 10-K.

(e)	Compliance with Section 16(a) of the Exchange Act.
This information is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” or will be included in an amendment to this annual report on Form 10-K.

(f)	Code of Ethics.
This information is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting under the heading “Corporate Governance” or will be included in an amendment to this annual report on Form 10-K.

Item 11.	Executive Compensation.
This information is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting under the headings “Executive Compensation”, “Compensation Committee Report”, “Potential Payments Upon Termination or Change in Control” and “Director Compensation” or will be included in an amendment to this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting under the heading “Ownership of Perrigo Common Stock”. Information concerning equity compensation plans is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting under the heading “Equity Compensation Plan Information” or will be included in an amendment to this annual report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance” or will be included in an amendment to this annual report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.
This information is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting under the heading “Ratification of Our Independent Registered Public Accounting Firm” or will be included in an amendment to this annual report on Form 10-K.

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

2.2
Purchase Agreement, dated as of January 20, 2011, among Perrigo Company, Paddock Laboratories, Inc., Paddock Properties Limited Partnership, and, solely for the purposes of Section 11.15, certain Guarantors listed on Exhibit A, incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011.

2.3
Transaction Agreement, dated as of July 28, 2013, among Perrigo, Elan, Blisfont Limited, Habsont Limited and Leopard Company, incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

2.4
Part A of Appendix I to Rule 2.5 Announcement (Conditions to the Implementation of the Scheme and the Acquisition), incorporated by reference from Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

2.5	Expenses Reimbursement Agreement, dated as of July 28, 2013, between Perrigo and Elan, incorporated by reference from Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

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

4.2
Base Indenture, dated as of May 16, 2013, between the Company and Wells Fargo Bank, National Association, as trustee, incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2013.

4.3
First Supplemental Indenture dated as of May 16, 2013, between the Company and Wells Fargo Bank, National Association, as trustee, incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 16, 2013.

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

10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 2, 2005.

10.5*
Amendment to the 2003 Long-Term Incentive Plan, effective as of October 28, 2005, incorporated by reference from Exhibit 10(a) to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on November 3, 2005.

10.6*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on August 22, 2006.

10.7*
Employment Agreement, dated as of September 8, 2006, by and between Perrigo Company and Joseph C. Papa, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on September 12, 2006.

10.8*	Form of Indemnity Agreement, incorporated by reference from Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on November 9, 2006.

10.9*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 1, 2007.

10.10*
Registrant’s 2003 Long-Term Incentive Plan, as amended as of February 7, 2007, incorporated by reference from Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.11*
Form of Restricted Stock Agreement (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.12*
Form of Long-Term Incentive Award Agreement (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.13*
Form of Restricted Stock Agreement (For Approved Section 102 Awards), incorporated by reference from Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.14*
Form of 2006 Long-Term Incentive Award Agreement, For Approved Section 102 Awards (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(f) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.15*
Form of 2006 Long-Term Incentive Award Agreement (Under the Registrant’s 2003 Long-Term Incentive Plan), incorporated by reference from Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on May 8, 2007.

10.16*
Registrant’s Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on October 11, 2007.

10.17
Term Loan Agreement, dated as of April 22, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, RBS Citizens, N.A., as syndication agent, and the Lenders party thereto, incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on April 25, 2008.

10.18
Master Note Purchase Agreement, dated as of May 29, 2008, among Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-19725) filed on May 30, 2008.

10.19*
Employment Agreement, dated as of November 14, 2004, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(xx) to the Registrant’s Annual Report on Form 10-K (No. 000-19725) filed on August 18, 2008.

10.20*
Amendment to Employment Agreement, dated as of March 17, 2005, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(yy) to the Registrant’s Annual Report on Form 10-K (No. 000-19725) filed on August 18, 2008.

10.21*
Addendum to Employment Agreement between Sharon Kochan, Perrigo Company and Agis Industries (1983) Ltd., dated as of July 16, 2007, by and between Perrigo Company and Sharon Kochan, incorporated by reference from Exhibit 10(zz) to the Registrant’s Annual Report on Form 10-K (No. 000-19725) filed on August 18, 2008.

10.22*
Registrant’s Annual Incentive Plan, adopted November 4, 2008, incorporated by reference from the Registrant’s Proxy Statement (No. 000-19725) for its 2008 Annual Meeting of Shareholders filed on October 1, 2008.

10.23*
Registrant’s 2008 Long-Term Incentive Plan, adopted November 4, 2008, incorporated by reference from Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.24*
Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.25*
Forms of Restricted Stock Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.26*
Forms of Non-Qualified Stock Option Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on August 18, 2009.

10.27*
Forms of Restricted Stock Unit Award Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on August 18, 2009.

10.28
First Supplement to Master Note Purchase Agreement, dated as of April 30, 2010, by and between Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010.

10.29
First Amendment, dated as of October 8, 2010, to Term Loan Agreement, dated as of April 22, 2008, among Perrigo Company, JPMorgan Chase Bank, N.A., as Administrative Agent; RBS Citizens, N.A., as Syndication Agent; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2010.

10.30
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

10.31
Term Loan Agreement, dated as of January 20, 2011, among Perrigo Company; JPMorgan Chase Bank, N.A., as Administrative Agent; Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as Syndication Agents; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011.

10.32*
Forms of Restricted Stock Unit Award Agreement pursuant to Registrant’s 2008 Long-Term Incentive Plan, incorporated by reference from exhibit 10.52 to the Registrant's Annual Report on Form 10-K filed on August 16, 2011.

10.33
Second Supplement to Master Note Purchase Agreement dated as of September 1, 2011 by and among Perrigo Company and the Purchasers listed therein, incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 8, 2011.

10.34
Second Amendment, dated as of October 26, 2011, to Term Loan Agreement, dated as of April 22, 2008, among Perrigo Company, JPMorgan Chase Bank, N.A., as Administrative Agent; RBS Citizens, N.A., as Syndication Agent; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 27, 2011.

10.35
Credit Agreement, dated as of October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other participant banks; and the lender parties therein listed, incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 27, 2011.

10.36
First Amendment, dated as of July 24, 2012, to the Credit Agreement dated October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other participant banks; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 7, 2012.

10.37
Second Amendment, dated as of November 20, 2012, to the Credit Agreement dated October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other participant banks; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2012.

10.38
Third Amendment, dated May 6, 2013, to the Credit Agreement dated October 26, 2011, among Perrigo Company and certain of its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, and certain other participant banks; and the lender parties therein listed, incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2013.

10.39*
Amendment, dated as of October 10, 2012, to Registrant's Nonqualified Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 1, 2013.

10.40
Debt Bridge Credit Agreement, dated as of July 28, 2013, among Blisfont Limited, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

10.41
Cash Bridge Credit Agreement, dated as of July 28, 2013, by and among Blisfont Limited, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PERRIGO COMPANY
(in millions)

Description	Balance at Beginning of Period	Net Bad Debt Expenses	Additions/(Deductions)(1)	Balance at End of Period(2)
Year Ended June, 25, 2011:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$8.0	$(0.9)	$0.8	$7.8
Year Ended June, 30, 2012:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$7.8	$(6.6)	$1.3	$2.6
Year Ended June, 29, 2013:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$2.6	$—	$(0.4)	$2.1

(1)	Uncollectible accounts charged off, net of recoveries. Also includes effects of changes in foreign exchange rates.

(2)	Amounts may not cross-foot due to rounding.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 29, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 15th of August 2013.

PERRIGO COMPANY

By:	/s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Joseph C. Papa, Judy L. Brown and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 29, 2013 necessary or advisable to enable Perrigo Company to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 29, 2013 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 15, 2013.

Signature	Title

/s/ Joseph C. Papa	President and Chief Executive Officer
Joseph C. Papa	(Principal Executive Officer and Chairman of the Board)

/s/ Judy L. Brown	Executive Vice President and Chief Financial Officer
Judy L. Brown	(Principal Accounting and Financial Officer)

/s/ Laurie Brlas	Director
Laurie Brlas

/s/ Gary M. Cohen	Director
Gary M. Cohen

/s/ Jacqualyn A. Fouse	Director
Jacqualyn A. Fouse

/s/ David T. Gibbons	Director
David T. Gibbons

/s/ Ran Gottfried	Director
Ran Gottfried

/s/ Ellen R. Hoffing	Director
Ellen R. Hoffing

/s/ Michael J. Jandernoa	Director
Michael J. Jandernoa

/s/ Gary K. Kunkle, Jr.	Director
Gary K. Kunkle, Jr.

/s/ Herman Morris, Jr.	Director
Herman Morris, Jr.

/s/ Ben-Zion Zilberfarb	Director
Ben-Zion Zilberfarb

EXHIBIT INDEX

Exhibit	Document

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.