Form 10-K/A
period 2013-06-29
PERRIGO CO
filed 2013-08-28
CIK 820096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of August 23, 2013, the registrant had 94,234,610 outstanding shares of common stock.

Documents incorporated by reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) supplements our Annual Report on Form 10-K for the year ended June 29, 2013 (the “Form 10-K”), which we filed with the Securities and Exchange Commission on August 15, 2013. We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, this Form 10-K/A hereby amends and replaces in its entirety Part III of Form 10-K.

In addition, we have filed herewith Exhibit 31, Rule 13a-14(a) Certifications. Because no financial statements have been included in this Form 10–K/A and this Form 10–K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S–K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes–Oxley Act of 2002 as no financial statements are being filed with this Form 10–K/A.

Except as described above, this Form 10–K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART III

Item 10.             Directors, Executive Officers and Corporate Governance.

About the Directors

Our goal is to assemble a Board that operates cohesively and challenges and questions management in a constructive way. When assessing directors for the Board, we look at:

•	the overall mix of their skills and experience;

•	how active they are in understanding our business and participating in meetings; and

•	their character, integrity, judgment, record of achievement, diversity and independence.

We also look at a director’s ability to contribute to the Board, the time he or she has available and his or her participation on other boards because we believe these are important factors that impact the quality of the Board’s decision-making and its oversight of management and our business affairs overall. Finally, while diversity is considered when assessing directors for the Board, Perrigo has no formal policy on Board diversity.

Our Expectations for Directors

We expect each member of our Board of Directors to act honestly and in good faith and to exercise business judgment with a view to the best interests of Perrigo overall. Each director is expected to:

•	comply with our Code of Conduct, including conflict of interest disclosure requirements;

•	develop an understanding of our strategy, our business environment and operations, the markets in which we operate and our financial position and performance;

•	diligently prepare for each Board and committee meeting by reviewing all of the meeting materials he or she receives in advance;

•	actively and constructively participate in each meeting and seek clarification from management and outside advisors when necessary to fully understand the issues being considered;

•	participate in continuing education programs, as appropriate; and

•	participate in the Board and committee self-assessment process.

Director Experience

Our Board represents a cross-section of business, industry and academic experience. All of our directors bring to the Board of Directors significant leadership experience derived from their professional experience in either the corporate or academic sectors as well as their service as executives or board members of other corporations or businesses.

Term expiring at the 2013 Annual Meeting of Shareholders

Laurie Brlas, 55, has been a director of Perrigo since August 2003 and has served as Chair of the Audit Committee since October 2004. Ms. Brlas served as Executive Vice President and President of Global Operations of Cliffs Natural Resources, Inc. (formerly Cleveland-Cliffs, Inc.), the largest producer of iron ore pellets in North America from October 2012 through July 2013, as Executive Vice President and as Chief Financial Officer from 2008 through September 2012, as Senior Vice President, Chief Financial Officer from 2006 to 2008 and Senior Vice President, Chief

Financial Officer and Treasurer from 2006 to 2007. Prior to that Ms. Brlas served as Senior Vice President and Chief Financial Officer of STERIS Corporation, a provider of healthcare products, from 2000 through 2006. From 1995 through 2000, Ms. Brlas held various positions with Office Max, Inc., most recently as Senior Vice President and Corporate Controller. Ms. Brlas also served as a director for Nova Chemicals from September 2008 to July 2009. Ms. Brlas also serves as a director of the First Tee of Cleveland and on the Events Committee.

Director Qualifications:

•	Leadership and operating experience – previous executive leadership roles at Cliffs Natural Resources, Inc., STERIS Corporation and Office Max.

•	Board and corporate governance experience – board and corporate governance experience from current and prior service as a director and committee member on public and non-profit boards, including service as a director of Perrigo since 2003 and Audit Committee Chair since 2004.

•	Accounting and financial expertise – a certified public accountant and currently designated as an “Audit Committee Financial Expert” given her skills and attributes acquired through relevant education and work experience.

Jacqualyn A. Fouse, 52, has been a director and member of the Audit Committee since November 2012. Ms. Fouse joined Celgene, a leading global biopharmaceutical company, in September 2012 as Senior Vice President and Chief Financial Officer and is currently Executive Vice President and Chief Financial Officer. From 2007 until September 2010, she served as Chief Financial Officer for Bunge Ltd., a leading global agribusiness and food company. From 2002 to 2007, Ms. Fouse served as Senior Vice President, Chief Financial Officer and Corporate Strategy, at Alcon Laboratories, a NYSE-listed eye care company. Prior to that, Ms. Fouse was Chief Financial Officer of Swissair Group in Switzerland, 2001 to 2002, and she was Group Treasurer of Nestle S.A. in Switzerland from 1999 to 2001. Ms. Fouse previously held various senior level financial positions in both the U.S. and Switzerland with both Alcon and Nestle from 1986 to 1999. She also held positions with LTV Aerospace and Defense and Celanese Chemical Company from 1983 to 1986. Ms. Fouse has served on the Board of Dick’s Sporting Goods, a leading U.S. retailer of sporting goods and athletic apparel since September 2010 and in May 2013 was appointed Chair of the Audit Committee. Ms. Fouse also serves on the Development Board and the College of Business Administration Advisory Board of the University of Texas at Arlington and on the Advisory Board of Texas Christian University.

Director Qualifications:

•	Leadership and operating experience – current Executive Vice President and Chief Financial Officer of Celgene Company, and previous executive leadership roles at Bunge Ltd., Alcon Laboratories, Nestle S.A., LTV Aerospace and Defense and Celanese Chemical Company.

•	Board and corporate governance experience – board and corporate governance experience from current and prior service as a director and committee member on public and non-profit boards, including service as a director and Audit Committee Chair of Dick’s Sporting Goods since September 2010 and May 2013, respectively.

•	Accounting and financial expertise – holds B.A. and M.A. degrees in Economics and a Ph.D. in Finance and currently designated as an “Audit Committee Financial Expert” given her skills and attributes acquired through relevant education and work experience.

Michael J. Jandernoa, 63, has been a director of Perrigo since January 1981 and has served as the Chair of the Compensation Committee since October 2007. He served as Perrigo’s Chief Executive Officer from

1988 to 2000 and as Chairman of the Board from 1991 to 2003. Mr. Jandernoa also previously served in various other executive capacities with Perrigo since 1979. He is a general partner of 42North Partners (f/k/a Bridge Street Capital Fund 1, LLP) and was a director of Fifth Third Bank – West Michigan, a Michigan banking corporation, from 2004 to December 2009, and a director of Steelcase, Inc., a manufacturer of casegood products and furniture systems for the office furniture industry from 2002 to March 2010. Mr. Jandernoa served on the Board of the Strategic Economic Investment and Commercial Board (SEIC) (formerly Michigan Technology Tri-Corridor) through early 2011. He currently serves as First Vice Chair of the Business Leaders of Michigan, Inc. Mr. Jandernoa also serves on several private company and non-profit boards.

Director Qualifications:

•	Leadership, operating and marketing experience – former Chief Executive Officer and Chairman of the Board of Perrigo Company as well as current leadership roles in numerous other businesses related to the pharmaceutical industry.

•	Board and corporate governance experience – extensive board and corporate governance experience from current and previous service as a Chairman of the Board and a director of public, private and non-profit companies and organizations with extensive experience on Audit, Nominating & Governance and Compensation Committees.

•	Industry knowledge – former CEO and Chairman of Perrigo Company with extensive experience and knowledge in the development and marketing of store brand consumer healthcare products.

Joseph C. Papa, 57, joined Perrigo in October 2006 as President and Chief Executive Officer, was elected to the Board of Directors in November 2006 and was appointed Chairman of the Board in October 2007. He previously served as Chairman and Chief Executive Officer of the Pharmaceutical and Technologies Services segment of Cardinal Health, Inc. from 2004 to October 2006. Prior to that position he served as President and Chief Operating Officer of Watson Pharmaceuticals, Inc. from 2001 to 2004. Additionally, he has held management positions at DuPont Pharmaceuticals, Pharmacia Corporation, G.D. Searle & Company and Novartis AG. Mr. Papa has been a director of Smith & Nephew, a developer of advanced orthopedic medical devices, since August 2008.

Director Qualifications:

•	Leadership, operating and marketing experience – current Chief Executive Officer, President and Chairman of the Board of Perrigo Company as well as previous executive leadership roles at other pharmaceutical companies.

•	Board and corporate governance experience – board and corporate governance experience from current service as a director at Perrigo and another global public company.

•	Industry knowledge marketing and global business experience – over 30 years of experience in the pharmaceutical industry, including the development and commercialization of products for the U.S. and European markets.

Term Expiring at the 2014 Annual Meeting of Shareholders

Gary K. Kunkle, Jr., 66, has been a director of Perrigo since October 2002 and has served as Lead Independent Director from August 2007 to August 2008 and since August 2009. He also served as the Chair of the Compensation Committee from 2006 to 2007. Mr. Kunkle served as Chairman and Chief Executive Officer of DENTSPLY International Inc., a manufacturer and marketer of products for the professional dental market, from 2004 until his retirement in 2006. He previously served as President and

Chief Operating Officer of DENTSPLY from 1997 to 2003. He also was a director of that company from 2002 to 2006. From 1994 to 1996, he served as President of Vistakon, a division of Johnson & Johnson.

Director Qualifications:

•	Leadership and operating experience – former Chief Executive Officer and Chairman of a global dental product corporation as well as previous executive management roles within the health science and pharmaceutical industries.

•	Board and corporate governance experience – board and corporate governance experience from service as a director of Perrigo since 2002, including service as current Lead Independent Director since 2009 and previous membership on the Compensation and Nominating & Governance Committees.

•	Industry knowledge – extensive experience within the dental supply and pharmaceutical industries, including product development, marketing and distribution of pharmaceuticals and other products on a global basis.

Herman Morris, Jr., 62, has been a director of Perrigo since December 1999 and has served as Chair of the Nominating & Governance Committee since October 2007. Since October 2009 he has been City Attorney of the City of Memphis. From 2006 to October 2009, he was in the private practice of law in Memphis, Tennessee. In 2006, Mr. Morris served as Vice President and General Counsel of Pinnacle Airlines. Mr. Morris was a partner in the Baker, Donaldson, Bearman, Caldwell and Berkowitz law firm in Memphis, Tennessee from 2004 to 2006. He served as President and Chief Executive Officer of Memphis Light, Gas and Water Division from 1997 until 2004. Prior to that, Mr. Morris was General Counsel of Memphis Light, Gas and Water Division. Mr. Morris also serves on several private company and non-profit boards.

Director Qualifications:

•	Leadership experience – current and previous executive leadership roles within the private and public sectors.

•	Board and corporate governance experience – board and corporate governance experience from service as a director of public, private and non-profit companies, including service as a director of Perrigo since 1999 and Chair of our Nominating & Governance Committee since 2006.

•	Legal experience – extensive legal experience in both the public and private sectors.

Ben-Zion Zilberfarb, 63, has been a director of Perrigo since February 2007. Since 1978 he has served as a consultant and director for private and public companies in the areas of banking, insurance and private capital. He also has served as a Professor of Economics at Bar-Ilan University and the Edmond de Rothschild Professor of Global Asset Management at Netanya Academic College since 1988 and 2004, respectively. From 1998 to 1999 he was Director General of Israel’s Ministry of Finance. He is a Board member and Chairman of the Audit Committee and member of the Finance Committee for Delek Group, a holding and management company investing in Israel and abroad; a Board member and Chairman of the Finance Committee for Brimag Digital Age, a distributor of electrical appliances, from 2004 to 2007 and since February 2012; both trade on the Tel-Aviv Stock Exchange. He was a Board member and Chairman of the Risk Management Committee for the Israel Discount Bank, from 2006 to 2012; a Board member and Audit Committee member of FundTech, Ltd. from 2002 to 2007; a Board member and Chairman of the Audit Committee of Partner Communication, a cellular phone company, from 2000 to 2006; and a Board member and Chairman of the Finance Committee for Engel Resources, a construction company from January 2011 to May 2013. Mr. Zilberfarb resides in Israel.

Director Qualifications:

•	Leadership experience – various leadership roles within higher education, government and financial institutions.

•	Board and corporate governance experience – current and prior board and committee memberships within the financial industry, academic institutions, and private and public companies; current and prior audit committee chair on public boards.

•	Academic and financial expertise – years of leadership experience at academic and public sector institutions on financial issues.

Term Expiring at the 2015 Annual Meeting of Shareholders

Gary M. Cohen, 54, has been a director of Perrigo since January 2003 and served as Lead Independent Director from August 2008 to August 2009. Since 2006, he has served as Executive Vice President of Becton, Dickinson and Company (“BD”), a provider of medical supplies, devices, laboratory equipment and diagnostic systems. He also served as President of BD Medical, one of three business segments of BD, from 1999 until 2006. Mr. Cohen has been an executive officer of BD in various capacities since 1996. Mr. Cohen presently serves as chairperson of the Centers for Disease Control and Prevention (CDC) Foundation, director of the United States Fund for UNICEF, a director of the Accordia Global Health Foundation, director and acting CEO of GBCHealth, director of Together for Girls, and a Commissioner on the UN Commission for Life-Saving Commodities, chairperson of the CDC Corporate Roundtable and an Advisor to the Clinton Global Initiative and the Massachusetts General Hospital Center for Global Health.

Director Qualifications:

•	Leadership and operating experience – currently an Executive Vice President at a global medical technology company as well as years of service in previous executive officer roles of varying degrees.

•	Board and corporate governance experience – board and corporate governance experience from current and prior service as a director and committee member on public and non-profit company boards, including service as a director of Perrigo since 2003.

•	Industry knowledge – extensive experience in the medical supply and diagnostic equipment industries and extensive experience in international business.

David T. Gibbons, 69, has been a director of Perrigo since June 2000. Between March 2008 and February 2009, he served as Interim Chief Executive Officer of Cott Corporation, a leading provider of non-alcoholic beverages and store brand soft drinks. He has served on Cott’s Board of Directors since 2007 and is currently Chairman of the Board. Mr. Gibbons served as Executive Chairman of Perrigo from 2006 to March 2007. Prior to that, Mr. Gibbons served as the President and Chief Executive Officer of Perrigo from 2000 to 2006 and as Chairman of the Board from 2003 to 2007. He served as President of Rubbermaid Europe from 1997 to 1999 and as President of Rubbermaid Home Products from 1995 to 1997. Prior to joining Rubbermaid, Mr. Gibbons served in a variety of general management, sales and marketing positions during his 27-year career with 3M Company. Mr. Gibbons was also a director of Robbins & Myers, Inc., a supplier of application-critical equipment and systems to the global pharmaceutical, energy and industrial markets, from 2002 to January 2010, and had served as a director of Banta Corp, a diversified printing company, from 2003 to 2006.

Director Qualifications:

•	Leadership, operating and marketing experience – former Chief Executive Officer and Chairman of the Board of Perrigo Company; former Chief Executive Officer of Cott Corporation; and current Chairman of the Board of Cott Corporation.

•	Board and corporate governance experience – extensive board and corporate governance experience from current and prior service as a Chairman of the Board, director and committee member on public, private and non-profit boards.

•	Industry knowledge – former Chief Executive Officer and Chairman of Perrigo Company with extensive experience and knowledge in the development and marketing of store brand consumer healthcare products.

Ran Gottfried, 69, has been a director of Perrigo since February 2006. From 2006 until December 2008, Mr. Gottfried served as Chairman and CEO of Powerpaper Ltd., a leading developer and manufacturer of micro electrical cosmetic and pharmaceutical patches. Since 1975 he has served as a CEO, consultant and director of private companies in Israel and Europe in the areas of retail and distribution, pharmaceuticals, and telecommunications. From 2001 to 2005, he served as Chairman of Magnolia Silver Jewelry, Ltd. Mr. Gottfried also served as an advisor to Careline-Neca, a consumer division of Perrigo’s Israeli subsidiary from 2004 to 2007. Mr. Gottfried was a director of Agis from 2003 until its acquisition by Perrigo in 2005. Mr. Gottfried was also a director of Bezeq, Israel’s leading telecommunications provider from 2005 until April 2010. Mr. Gottfried resides in Israel.

Director Qualifications:

•	Leadership, operating and global business experience – served as a CEO, consultant and director of private and public companies in Israel and Europe.

•	Board and corporate governance experience – board and corporate governance experience from current and prior service as a director and committee member on public, private and non-profit company boards.

•	Industry knowledge, product development, marketing and global – experience as a consultant to the pharmaceutical and consumer products industries for numerous years.

Ellen R. Hoffing, 56, has been a director of Perrigo since July 2008. Since September 2009, Ms. Hoffing has served as Chief Operating Officer and Co-President of Neos Therapeutics, a privately held specialty pharmaceutical company that focuses on extended release liquid and orally disintegrating tablet drug development. From 2006 until September 2009, she served as President and Chief Executive Officer of Applied NeuroSolutions, Inc., a development stage biopharmaceutical company focused on diagnostics and therapeutics for the treatment of Alzheimer’s disease. She has also served as Chairman of Applied NeuroSolutions’ Board of Directors from 2007 to January 2011 and served as a director since 2006. Ms. Hoffing’s extensive experience in the pharmaceutical industry includes senior positions at American Pharmaceutical Partners, in 2005, Baxter Healthcare, from 2002 to 2005, and G.D. Searle, from 1983 to 2000.

Director Qualifications:

•	Leadership, operating and global business experience – current Chief Operating Officer and Co-President of a pharmaceutical company, previous Chief Executive Officer of a biopharmaceutical company.

•	Board and corporate governance experience – board and corporate governance experience from service as the current Chief Operating Officer and Co-President of a privately held specialty pharmaceutical company; current member of Perrigo’s Compensation Committee.

•	Industry knowledge – extensive experience in varying roles within the pharmaceutical industry, including product development, marketing and distribution of pharmaceutical products globally.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that Perrigo’s executive officers, directors and 10% shareholders file reports of ownership and changes of ownership of Perrigo common stock with the SEC. Based on a review of copies of these reports provided to us and written representations from executive officers and directors, we believe that all filing requirements were met during fiscal year 2013, except that Mr. Hendrickson did not timely file a Form 5 reporting a gift of 1,000 shares of Perrigo stock and Mr. Jatin Shah did not timely file a Form 5 reporting a gift of 2,000 shares of Perrigo stock that was part of a 10b5-1 sales plan. Although such gifts must be reported within 45 days of the fiscal year end (by August 13, 2013 for Mr. Hendrickson and by August 14, 2012 for Mr. Shah), due to an administrative error, these gifts were not reported until August 27, 2013 (in the case of Mr. Hendrickson) and May 14, 2013 (in the case of Mr. Shah), when the errors were realized.

Code of Conduct

Our Code of Conduct acknowledges that a reputation for ethical, moral and legal business conduct is one of Perrigo’s most valuable assets. In addition to acknowledging special ethical obligations for financial reporting, the Code requires that our employees, officers and directors comply with laws and other legal requirements, avoid conflicts of interest, protect corporate opportunities and confidential information, conduct business in an honest and ethical manner and otherwise act with integrity and in Perrigo’s best interest. Our Code of Conduct is available on our website (http://www.perrigo.com) under the heading Investors – Corporate Governance – Code of Conduct, and we will promptly post any amendments to or waivers of the Code on our website. We will mail a copy of our Code to any shareholder upon written request to our Secretary, Todd W. Kingma, at 515 Eastern Avenue, Allegan, MI 49010.

Audit Committee

The committee consists of the following independent directors: Laurie Brlas (Chair), Jacqualyn A. Fouse, Gary K. Kunkle, Jr. and Ben-Zion Zilberfarb. The Board has determined that Laurie Brlas and Jacqualyn A. Fouse have the requisite attributes of an “Audit Committee Financial Expert” under the SEC’s rules and that such attributes were acquired through relevant education and work experience.

Item 11.                         Executive Compensation.

Executive Compensation

Compensation Discussion and Analysis

This section summarizes the objectives and each element of the compensation program for our Chief Executive Officer, Chief Financial Officer and the next three most highly compensated executive officers who were serving at the end of the last fiscal year (collectively referred to as the “named executive officers”). You should review this section with the tabular disclosures that begin with the Summary Compensation Table on page 23.

Executive Summary

Executive Compensation Philosophy

•	Emphasize performance-based pay:

¡	Performance-based compensation represented between 55% and 69% of our named executive officers’ targeted annual compensation for fiscal 2013;

¡	Annual cash incentive awards are strongly tied to one-year operating results and also reflect individual performance; no cash incentive awards are paid if threshold financial targets are not attained, and cash incentive awards are capped at 200% even if financial performance would justify higher payments; and

¡	For fiscal 2013, 40% of an executive’s long-term incentive (“LTI”) compensation opportunity (stock options) provides no actual value to the executive unless the stock price appreciates from the grant date, and 40% of the LTI compensation opportunity provides no actual value unless threshold return on tangible capital (“ROTC”) targets are attained.

•	Conservative benefits and perquisites, with limited use of employment agreements and no provision for excise tax gross-ups.

•	Stock ownership and retention requirements align our executives’ interests with the long-term interests of Perrigo and our shareholders.

•	An independent compensation consultant with no other ties to the Company regularly assesses executive compensation policies and practices and reports directly to the Compensation Committee of the Board of Directors (the “Committee”).

Fiscal 2013 Company Performance

•	Record income from continuing operations of $441.9 million, which reflected a 12% increase over fiscal 2012.

•	Record net sales of $3.5 billion, which reflected a 12% increase over fiscal 2012.

•	Record gross profit of $1.3 billion, which reflected a 17% increase over fiscal 2012.

•	Diluted earnings per share from continuing operations growth of $0.50, which reflected a 12% increase over fiscal 2012.

•	Operating income of $679.1 million, which reflected a 19% increase over fiscal 2012.

Long-Term Shareholder Performance

The cumulative total shareholder return, which includes reinvestment of dividends, of our common stock over the five-year period ending June 28, 2013, was 290%, compared to the cumulative five-year total return of both the S&P 500 Index and the S&P 500 Heath Care Index of 40% and 74%, respectively.

2013 Compensation for Named Executive Officers

•	At last year’s Annual Meeting of Shareholders, approximately 88% of the votes cast approved the compensation of our named executive officers. Given the strong shareholder support of our executive compensation program, we maintained our overall compensation philosophy of tying a significant portion of total compensation to performance.

•	The fiscal 2013 equity grants (options and RSUs) were awarded on August 23, 2012, and the closing price on that day was $108.62.

Named Executive Officers

The names and titles of our named executive officers for fiscal year 2013 are:

Name	Title
Joseph C. Papa	Chairman, President and Chief Executive Officer

Judy L. Brown	Executive Vice President, Chief Financial Officer

John T. Hendrickson	Executive Vice President, Global Operations and Supply Chain

Todd W. Kingma	Executive Vice President, General Counsel and Secretary

Sharon Kochan	Executive Vice President, General Manager, International

Program Administration

The Committee, which is composed entirely of independent directors, oversees our executive compensation program. Each year, the Committee reviews and approves the elements of compensation for all executive officers, including the named executive officers. The Committee submits its recommendations regarding the CEO’s compensation to the independent directors of the Board for approval. The CEO makes recommendations regarding the compensation of the other executive officers to the Committee for the Committee’s approval. Management is responsible for implementing the executive compensation program as approved by the Committee and the Board.

The Committee has engaged Meridian Compensation Partners, LLC (“Meridian”) as its independent consultant to assist it in considering and analyzing market practices and trends as well as management’s compensation recommendations. Perrigo has not retained Meridian to perform any other compensation-related or consulting services. In addition, management and the Committee periodically review compensation survey data published by Radford and Mercer Human Resource Consulting.

Compensation Objectives

The principal objectives of our executive compensation program are to:

•	attract and retain highly qualified executives;

•	ensure a strong linkage between an executive’s compensation and Company and individual performance (pay-for-performance);

•	provide a pay package that is competitive with comparable companies; and

•	ensure officers and non-employee directors continually maintain a required level of stock ownership.

We believe that these objectives help us not only to compete for executive talent in a highly competitive industry, but also to maximize long-term returns to our shareholders.

Target Pay Philosophy

Our philosophy is to compensate our executives fairly within the prevailing competitive range of market practice and to tie a significant portion of the total compensation package to performance. Salary adjustments and incentive awards are based on Company and division financial performance and individual performance. We set other executive benefits and perquisites, which are limited in number, based on our desire to minimize the number of unique benefits for executives, consideration of market practices, recruiting needs and statutory requirements. Actual earned compensation may vary from targeted levels based on Company, division and individual performance.

The Use of Market Comparison Data in our Executive Compensation Decisions

The Committee uses information provided by Meridian regarding the compensation practices of certain other companies as one of the factors in evaluating both the structure of our executive compensation program and target levels of compensation. Management also reviews data periodically from Mercer and Radford regarding market base salary and annual and long-term incentive target levels for each officer position. The Committee considers this information, together with the factors described in the “Target Pay Philosophy” section above, in determining executive compensation.

Over the years, the comparison group selected by the Committee (based on consultation with Meridian and management) has increasingly focused on comparably sized pharmaceutical peer group companies. For fiscal 2013, the Committee undertook a detailed review of the existing peer group and, with the assistance of Meridian, analyzed potential peer company additions and deletions. As a result of this analysis, the Committee determined to make no changes to the existing peer group for fiscal 2013, such that the peer group continues to include the following twelve companies:

Allergan, Inc.	Medicines Company

Endo Pharmaceuticals Holdings	Medicis Pharmaceutical Corporation

Forest Laboratories, Inc.	Mylan, Inc.

Hospira, Inc.	Par Pharmaceutical Companies, Inc.

Impax Laboratories, Inc.	Warner Chilcott Public Company Limited

Mead Johnson Nutrition Company	Watson Pharmaceuticals, Inc.

This group is referred to as the “Comparison Group.” Meridian provides information on the pay practices of the Comparison Group to the extent that information is available.

In establishing compensation levels for the named executive officers, the Committee does not focus exclusively on market comparison data for positions with comparable responsibilities; rather, that data is one factor that the Committee uses when setting compensation levels for each element of our program (salary, annual cash incentive and equity-based compensation) and for the combined total of these elements. Although Perrigo does not specifically target a stated pay percentile objective, the Committee considers the 50th percentile of market data to be a valuable indication of what is competitive in the market.

In addition to market comparison data, the Committee also considers an individual’s competencies, experience and performance; Company and division financial performance; and the aggregate cost to Perrigo. Ultimately, consideration of market comparison data in setting compensation levels is intended to ensure that our compensation practices are competitive in terms of attracting, rewarding and retaining executives.

Tally Sheets

To assist it in making compensation decisions, the Committee annually reviews compensation tally sheets that contain comprehensive historical, current and projected data on the total compensation and benefits package for each of our named executive officers. These tally sheets also include analyses for various termination events (including terminations with and without cause and for death, disability, retirement or following a change of control) so that the Committee can consider and understand the nature and magnitude of potential payouts and obligations under the various circumstances. These tally sheets, which are prepared by management after review and input by Meridian, generally contain data that are substantially similar to the data contained in the tables presented below.

Elements of Compensation

We believe the objectives of our executive compensation program are collectively best achieved through a compensation package comprised of the following elements:

•	base salary;

•	annual cash incentive awards;

•	long-term stock-based compensation that includes:

¡	stock options,

¡	service-based restricted stock units, and

¡	performance-based restricted stock units; and

•	benefits.

In fiscal 2013, performance-based compensation, which includes annual cash incentive awards, stock options and performance-based restricted units, represented approximately 69% for the CEO’s, and between 55% and 64% for remaining named executive officers’, targeted annual compensation.

Meridian conducts an annual comparison of our executive compensation structure and practices to those of the Comparison Group. Based on its most recent review for fiscal year 2013, the market data provided by Meridian indicated that the structure of Perrigo’s compensation program is generally competitive with industry practices and consistent with the program objectives described above. However, after considering the market data, and other relevant factors, the Committee decided to make the following changes to the structure of our program for fiscal 2013 (as more fully described below):

•	changed the financial performance metric used to determine annual bonus funding from consolidated net income to consolidated operating income; and

•	modified the long-term incentive vehicle weighting to have more emphasis on performance shares (increased to 40% weighting).

The primary role of each compensation element is described below, followed by a discussion of the individual elements of compensation for the named executive officers, including the CEO.

Base Salaries

Base salaries are a fixed pay element provided to recognize and reward an individual’s position, competencies, experience and performance. Base salary is the only element of our executives’ total cash and equity compensation that is not at risk based on the performance of our business or our stock. The Committee determines base salaries for the named executive officers other than the CEO. For the CEO, the Committee submits its recommendation regarding the CEO’s base salary to the independent directors of the Board for their approval. Factors that the Committee may consider in determining an executive’s salary include comparisons among positions internally and externally, performance, job experience and unique role responsibilities. To assist the Committee in this process, each year the CEO provides the Committee with salary recommendations for each of the other named executive officers, as well as summaries of each of the other named executive officers’ individual performance.

Executives are eligible for annual salary increases based on an evaluation of individual performance and the market level of pay for comparable positions at other companies in the Comparison Group. Executives are also eligible for salary adjustments for promotions or changes in job responsibilities.

Annual Incentive Award Opportunities

The Management Incentive Bonus Plan (the “MIB Plan”), which operates under the Perrigo Company Annual Incentive Plan that our shareholders approved in 2008, is intended to motivate and reward participants for achieving and exceeding specific, annual financial goals that support our objective of increasing long-term shareholder value. Participants in the MIB Plan include our executive officers (including the named executive officers), other management level personnel and other selected individuals. Substantially all other employees participate in other annual incentive plans.

Near the beginning of each fiscal year, the Board approves the financial plan for that fiscal year from which the Committee determines and approves the performance target goals and payout schedules for the MIB Plan. These goals and individual bonus targets, which are stated as a percentage of salary, are then communicated to the participants. The payout schedules reflect a range of potential award opportunities that are set around the targets.

Following the end of the fiscal year, the Committee reviews Perrigo’s actual results against the performance target goals to determine at what level the Management Incentive Bonus (“MIB”) will be paid. The MIB Plan payout schedules provide for payouts at or above the bonus target only if performance results meet or exceed a pre-established threshold level of performance, excluding any items and events that are non-operational in nature, including acquisitions.

Individual performance goals are not a formulaic input for determining the bonus opportunity. However, to ensure that awards reflect an executive’s performance and contribution to our results, the Committee has, or, in the case of the CEO, the independent directors have, the discretion to adjust any named executive officer’s actual award up by as much as 50% or down by as much as 100% based on individual performance, provided that, in the case of any upward adjustment, the maximum incentive award opportunity for any individual executive is limited to 200% of the target award opportunity.

MIB awards are paid in cash. The MIB targets and payouts for our international participants are denominated in local currencies.

Reflecting our philosophy of pay-for-performance, actual incentive payouts may vary from target levels based on Company, division and individual performance. For all participants in the MIB Plan, including the named executive officers, the MIB and any discretionary bonus payouts have together averaged about 130% of target over the prior ten fiscal years and about 119% over the prior fifteen fiscal years. The expectation is that, over long periods of time, annual incentive payouts should average around the target level.

The fiscal 2013 target annual incentive award opportunity for the CEO was 100% of fiscal year end base salary, and the target opportunity for the other named executive officers was 60% of fiscal year eligible earnings. The range of award opportunities is listed in the Grants of Plan-Based Awards for Fiscal Year 2013 table on page 25.

Beginning in fiscal 2013, the metric used for calculating the pool of available funds that can be paid out under the MIB was changed from consolidated net income to consolidated operating income. Consolidated operating income for purposes of the MIB Plan equals operating income calculated in accordance with GAAP, less the contribution of businesses acquired during the year and subsequent to the date the MIB targets for the year were set and less certain adjustments related to acquisitions, amortization expenses related to acquisitions and other special charges such as restructurings and asset impairments (“MIB Operating Income”). Operating income calculated in accordance with GAAP does not include the effect of income tax, interest expense and certain other income and expense items that are included in calculating net income in accordance with GAAP. The Committee approved the change to operating income to better align management’s compensation with the performance of the operating units. The Committee believes that this change, which the Board approved in August 2012, is consistent with market practices.

Under the MIB Plan as approved by the Committee, the maximum pool of funds available for all fiscal 2013 awards under the MIB Plan is capped at 200% of the aggregate target award for all participants and, since fiscal year 2010, the maximum incentive award opportunity for any individual participant in the MIB Plan is limited to 200% of the target award.

The following chart shows the formula for overall MIB funding for fiscal year 2013:

Performance Level*	Funding Level
Below 80% of performance target	No funding
At 80% of performance target	50% funding of target awards (threshold)
Between 80% and 100% of performance target	50% funding of target awards plus an additional 2.5% of funding for every 1% (or fraction thereof) above the performance target
At 100% of performance target	100% funding of target awards (target)
Between 100% and 120% of performance target	100% funding of target awards plus an additional 5% of funding for every 1% (or fraction thereof) above the performance target (to a maximum of 200%)
At or above 120% of performance target	200% funding of target awards (maximum)

* For example, if the performance level were 81.5% of the performance target, then the funding level would be 53.75%.

Near the beginning of each fiscal year, the Board approves the financial plan for that fiscal year from which the Committee determines and approves the performance target goals and payout schedules for the MIB Plan that corresponded to various levels of consolidated MIB Operating Income performance as a percentage of the MIB Operating Income goals. The MIB Operating Income target for all participants in the MIB Plan for fiscal 2013 was $794.5 million. Perrigo’s prior year MIB metric was net income, but a pro forma calculation of target fiscal 2012 MIB Operating Income would show a 15.7% growth in target from fiscal 2012 to fiscal 2013. In addition, the MIB Plan for fiscal 2013 required MIB Operating Income of at least $635.6 million in order for participants to receive any payment under the plan in fiscal 2013.

Perrigo’s actual MIB Operating Income performance for fiscal 2013, as calculated under the MIB Plan, was $771.5 million. This $771.5 million consisted of $679.1 million of consolidated GAAP operating income as reported in our financial statements, plus $92.4 million of net, non-operational adjustments reviewed and approved by the Committee. These adjustments included charges related to acquisitions not included in Perrigo’s original MIB Plan for fiscal 2013, restructuring charges, asset impairments and the removal of the contribution of any in year acquisitions made subsequent to the date the MIB targets were set.

Perrigo’s prior fiscal year MIB metric was net income, but a pro forma calculation would show actual fiscal 2013 MIB Operating Income performance represented a 12.4% increase from the prior year’s MIB Operating Income. Based on the payout matrix for the 2013 MIB Plan, the pool of funds available for all fiscal 2013 awards under the MIB Plan was 92.8% of the target award.

The pool of available funds was then allocated among eleven sub-pools covering various geographic groups or business units (including Corporate) using a mathematical formula based on the relative performance of each geographic group or business unit. This allocation determined the actual pay-out for members of each respective geographic group or business unit, which ranged from a low of 37.0% to a high of 150.8%.

For fiscal 2013, the Committee has approved the following performance measurements to determine how the pool of available MIB funds would be allocated among the various business units, including Corporate:

•	MIB Operating Income and operating working capital turnover at the Corporate level, which applies to each named executive officer; and

•	operating income and operating working capital turnover at the business unit/division level.

Operating working capital turnover measures Perrigo’s ability to convert the operating income required to support customers into cash over a period of time, with a higher operating working capital turnover rate corresponding to higher cash flow from operations. For fiscal 2013, 86% of the Corporate metric was based on MIB Operating Income performance, while 14% was based on operating working capital turnover.

The MIB Operating Income and operating working capital turnover targets for participants in the Corporate MIB Plan for fiscal year 2013 were $794.5 million and 5.19 turns, respectively. In addition, the Corporate MIB Plan for fiscal 2013 required MIB Operating Income and operating working capital turnover of at least $635.6 million and at least 4.15 turns in order for participants to receive any payouts relative to those components under that Plan in fiscal 2013.

Perrigo’s actual MIB Operating Income and operating working capital turnover performance for fiscal 2013, as calculated under the Corporate MIB Plan, was $771.5 million and 4.67 turns, respectively. The fiscal 2013 MIB Operating Income and operating working capital turnover performance represented approximately 93% of the MIB Operating Income target payout and 75% of the operating working capital turnover target payout. Based on the payout matrix for the 2013 Corporate MIB Plan and the weighting between the MIB Operating Income and operating working capital turnover components, the bonus payouts under the 2013 Corporate MIB Plan, which included each named executive officer, were 89.5% of the bonus target.

In assessing individual performance in fiscal 2013 for purposes of determining whether adjustments should be made to the MIB payouts, the Committee focused on the personal efforts of participants to help Perrigo meet its financial, strategic and other goals. The CEO provided substantial input to the Committee regarding the personal performance of the other named executive officers in this respect and, in the case of the CEO, the Committee submitted its recommendation to the independent directors for their approval. The independent directors in the case of the CEO, and the Committee in the case of the other named executive officers, have the ability to adjust individual MIB payouts based on personal performance. After individual adjustments based on this assessment, actual MIB payouts to the named executive officers for fiscal 2013 ranged from 89.5% to 92.2% of target. The actual bonuses awarded to the named executive officers are listed under Non-Equity Incentive Plan Compensation in the Summary Compensation Table on page 23.

Stock-Based Compensation

Long-term stock-based compensation, which is awarded under our shareholder-approved 2008 Long-Term Incentive Plan (the “LTIP”), is intended to motivate and reward executives for creating shareholder value as reflected in the market price of Perrigo’s common stock. Awards under the LTIP may be in the form of stock options, stock appreciation rights or stock awards, including restricted shares or restricted share units, or performance shares or performance units. We provide long-term incentive opportunities solely through stock-based awards to the executive officers, management and other key employees. In fiscal 2013, approximately 480 employees received stock-based compensation.

As a variable component of compensation, the amount realized from stock-based compensation will vary based on the market price of Perrigo’s common stock. In addition, for performance-based restricted stock units, shares are only earned if specified financial goals are achieved.

The Committee sets stock-based grant levels based on consideration of an executive’s position and performance, a review of market competitive practices (using the median as a guide) and the aggregate cost impact to the Company. Grants to named executive officers are subject to the approval of the Committee and, in the case of the CEO, the independent directors of the Board.

The long-term stock-based compensation for our executives consists of a mix of three types of stock-based awards: stock options, service-based restricted stock units and performance-based restricted stock units. In developing this grant mix, the Committee considered the Company’s compensation philosophy and ongoing business strategy, reviewed market practices and alternative award types, and considered the overall cost impact to Perrigo of its various award types. The Committee has reviewed this grant mix in each year since fiscal 2007 and has concluded that the current mix of long-term incentive vehicles continues to support the key objectives of the Company’s long-term incentive program and the pay-for-performance philosophy, although slight changes to the weighting of the incentive vehicles have been made periodically. Consistent with our long-standing emphasis on performance-based compensation, the majority of the award opportunity is provided through performance-based awards in the form of stock options and performance-based restricted stock units. This provides a more balanced mix among the three award types while maintaining the emphasis on performance-based awards. A portion of the long-term incentive opportunity is granted in service-based restricted stock units in order to facilitate retention.

In August 2012, the Committee approved changes to the allocation of long-term equity compensation for our executive officers, including all of the named executive officers. Specifically, the allocation was changed from 40% stock options, 30% restricted stock units and 30% performance-based restricted stock units to 40% stock options, 20% restricted stock units and 40% performance-based restricted stock units to better reflect our philosophy of pay-for-performance.

A description of each award type and the weighting of the total award opportunity (percent of the total targeted value) for fiscal 2013 are presented below.

•	Stock options (40% weighting):

¡	Vest 33% per year beginning one year after grant (fully vest after three years).

¡	Have a 10-year term, after which the options expire.

¡	Exercise price equals the last reported sale price of Perrigo’s common stock on the grant date.

¡	The ultimate value of the stock options that will be realized, if any, is not determinable until they are exercised. Stock options will have value only to the extent that the stock price increases above the option’s exercise price.

•	Service-based restricted stock units (20% weighting):

¡	Vest 100% three years after grant.

¡	Accrued dividends will be paid in cash at the end of the restriction period.

•	Performance-based restricted stock units (40% weighting):

¡	Vesting is dependent on the Company’s performance over a three-year period.

¡	Shares can be earned based on the three-year average return on tangible capital “ROTC” growth (average of three discrete one-year ROTC goals, which are set based on the annual financial plan). The target goals are set by the Board at challenging levels requiring execution of each year’s financial plan.

¡	Earned awards, if any, can range from 0% to 200% of the target number of shares granted.

Performance-based restricted stock units are earned and vest, if at all, three years from the grant date depending on the Company’s performance over the respective three-year performance period. The Committee has approved using ROTC as the performance measure for performance-based restricted stock units. ROTC measures our ability to generate profits from the effective use of all tangible capital invested in the business. Tangible capital is defined as Perrigo’s operating assets and liabilities excluding all acquisition-related intangible assets and goodwill. ROTC is calculated by dividing Perrigo’s after tax operating profits, excluding acquisition-related amortization charges, by its tangible capital. Both management and the Board of Directors regularly review both ROTC and return on invested capital (“ROIC”) to measure the Company’s ability to provide a return on all assets greater than the Company’s cost of capital. The ROIC calculation includes goodwill as well as intangible assets from acquisitions.

The ROTC target used for performance-based restricted stock units granted in fiscal 2013 was 41.8%. Our fiscal 2013 ROTC performance of 40.6% resulted in an actual vesting credit of 86%, which will be relevant for any three-year performance period that includes fiscal 2013. Information regarding the fiscal 2011 grant, which vested subsequent to the end of fiscal 2013, is included in footnote 5 to the Outstanding Equity Awards at Fiscal Year-End 2013 table on page 26.

With respect to the performance-based restricted stock units granted in fiscal year 2010 that vested in fiscal 2013, the vesting credit for the fiscal 2012 portion of the 2010 grant was 179% based on Perrigo’s fiscal 2012 financial performance. Given the 200% and 119% vesting credits for fiscal years 2010 and 2011, respectively, the full three-year vesting credit was 166% for the performance-based restricted stock units granted in fiscal 2010. These results are summarized in the chart below:

2010 Performance Share Awards

(Based on Company ROTC performance in fiscal years 2010, 2011 and 2012 and vested in fiscal year 2013)

	FY 2010	FY 2011	FY 2012
Maximum Performance (200% Payout)	34.4% ROTC	44.0% ROTC	43.1% ROTC
Target Performance (100% Payout)	28.7% ROTC	38.3% ROTC	39.2% ROTC
Threshold Performance (50% Payout)	23.0% ROTC	32.6% ROTC	35.3% ROTC
Actual Performance	38.5% ROTC	39.4% ROTC	42.3% ROTC
Percent Payout	200%	119%	179%
Full 3-year vesting = 166%

The actual number of restricted stock units that vested in fiscal 2013 for each of our named executive officers is listed under Number of Shares Acquired on Vesting in the Option Exercises and Stock Vested in Fiscal Year 2013 table on page 27.

The accounting cost of the stock-based awards is determined at the date of grant and accrued over the vesting service period. The ultimate expense for the performance-based restricted stock units is based on the number of shares earned.

The grant date fair value, as calculated under the applicable accounting standard (FASB ASC Topic 718), for the fiscal 2013 stock-based grants is presented in the Grants of Plan-Based Awards for Fiscal Year 2013 table on page 25.

Stock options and performance-based restricted stock are designed to be deductible by Perrigo for federal income tax purposes under Section 162(m) of the Internal Revenue Code (the “Code”). Accordingly, when executives exercise stock options or receive shares in payment for earned performance-based restricted stock units, they are taxed at ordinary income rates (subject to withholding), and Perrigo receives a corresponding tax deduction. For certain named executive officers, the compensation expense associated with service-based restricted stock awards may not be tax deductible by Perrigo for federal income tax purposes under Section 162(m).

Since fiscal 2010, our grant documents have included a claw-back provision that allows Perrigo to recover incentive compensation paid to an executive based on Perrigo’s financial results if the results are later restated due to the individual’s misconduct, including, without limitation, fraud or knowing illegal conduct.

Annual Grant Timing

While the independent directors approve all regular, annual stock-based awards for the CEO, the Committee approves all stock-based awards for the other named executive officers, as well as the maximum potential total grants for other employee levels, during its regularly scheduled August meeting. All regular annual stock-based awards are granted on and priced at the last reported sale price of Perrigo’s stock on the fifth trading day after the day on which Perrigo publicly releases its year-end earnings for the fiscal year.

Stock-based awards may be granted during the year to new hires or to existing non-executive employees under special circumstances (such as for promotions, retention or performance) with the approval of the CEO. Stock-based awards may also be granted during the year to the executive officers other than the CEO with the approval of the Committee and to the CEO with the approval of the independent directors as permitted under the LTIP. Such awards are priced at the closing price of Perrigo’s stock on the day the awards are granted.

Executive Stock Ownership Guidelines

Consistent with our compensation philosophy of tying a significant portion of the total compensation to performance, our executive compensation program facilitates and encourages long-term ownership of Perrigo stock. Our stock ownership guidelines reinforce that philosophy by requiring executive officers to maintain specific levels of stock ownership.

Each executive officer is required to attain certain target levels of stock ownership. These ownership guidelines are expressed in terms of a multiple of base salary as follows:

•	Chief Executive Officer: 5 times base salary

•	Executive Vice President: 3 times base salary

•	Senior Vice President: 2 times base salary

For purposes of determining an executive officer’s stock ownership, at least fifty percent (50%) must consist of (i) shares purchased on the open market, (ii) shares owned jointly with a spouse and/or children, (iii) shares acquired through the exercise of stock options or vesting of restricted shares or restricted stock units, or (iv) shares held through the Perrigo Company Profit-Sharing and Investment Plan. The balance of an executive officer’s stock ownership may be satisfied through (a) unvested but earned performance-based restricted stock shares or restricted share units that have not been forfeited, and (b) unvested service-based restricted shares or restricted share units that have not been forfeited.

In addition, until each executive officer attains the applicable target stock ownership level, he or she is required to retain a stated percentage of shares received through our incentive plans, including shares obtained through the exercise of stock options, vesting of restricted shares, payout of performance shares and any other vehicle through which the individual acquires shares. In particular, at any time that an executive’s general direct stock ownership is below the required levels set forth above, (i) with respect to restricted shares and units, he or she is restricted from selling more than 50% of the net shares received following the vesting of any service-based or performance-based restricted shares or restricted share units under any of the Company’s compensation plans, and (ii) with respect to stock options, he or she is restricted from selling more than 50% of the net value received upon the exercise of any stock option (i.e. after the cost of the option and taxes are remitted), such that at least 50% of the net value received upon the exercise of any stock option must be converted to directly owned shares. The only exceptions are if the participant tenders shares to pay taxes or, in the case of stock options, to pay the exercise price of the options. In these cases, however, the participants must still adhere to the retention requirements with respect to the remaining shares.

As of the end of fiscal 2013, our executive officers, including our named executive officers, were in compliance with these guidelines.

Compensation Risk Assessment

At the Committee’s request, Meridian, the Committee’s independent consultant, conducted an assessment of the Company’s compensation policies and practices in fiscal 2013 to determine whether any practices might encourage excessive risk taking on the part of executives. This assessment included a review of the Company’s pay philosophy, competitive position, annual incentive arrangements (including broad-based incentive plans) and long-term incentive arrangements (including stock option, restricted stock unit and performance share unit design) as well as potential mitigating factors such as stock ownership requirements and recoupment policies.

After considering Meridian’s assessment, the Committee concluded that our compensation programs are designed and administered with the appropriate balance of risk and reward in relation to our overall business strategy and are not designed in such a way to encourage executives and employees to take unnecessary risks that would be reasonably likely to have a material adverse effect on the Company. Factors that led to this conclusion include:

•	Our overall compensation levels are generally within a competitive range of market.

•	Our compensation mix, which is described in detail above, is balanced among (i) fixed components such as salary and benefits, (ii) annual incentives that are based on total Company financial performance, business unit financial performance, operational measures and individual performance, and (iii) for management level personnel, equity awards comprised of stock options, performance share units and time-based restricted stock units. The Committee believes our compensation mix provides a balanced focus on achieving both short-term financial results and long-term value creation.

•	Through equity-based awards, a significant percentage of our management’s incentive compensation is based on the long-term performance of the total Company, which acts to mitigate any incentive to pursue strategies that might maximize the performance of a single operating division to the detriment of our Company as a whole.

•	The annual bonus plan and the performance share units each use different performance metrics to determine actual earned award payouts.

•	We have the right to recover incentive compensation previously paid to an executive based on our financial results if the results are later restated because of the individual’s misconduct, including without limitation fraud or knowing illegal conduct.

•	Our incentive award program avoids steep payout cliffs at certain performance levels that may encourage short-term business decisions to meet payout thresholds.

•	Maximum payouts under both the MIB Plan and the LTIP are capped at 200% of the target amount for executive officers, including named executive officers, which mitigates excessive risk-taking since the amount that can be earned in any given performance period is capped.

•	Our senior executives are subject to stock ownership guidelines that incentivize them to consider the long-term interest of Perrigo and our shareholders and discourage excessive risk-taking that could negatively impact our stock price.

•	Our Board of Directors and the Committee annually review and approve incentive plan targets that they believe are attainable without the need to take inappropriate risk, and they retain a large amount of discretion to adjust compensation for Company, division and individual performance as well as other factors.

Based on the foregoing, the Committee determined that any risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Benefits and Perquisites

Retirement Benefits

We offer retirement benefit plans to provide financial security and to facilitate employees’ saving for their retirement. We make annual contributions under our Profit Sharing Plan for employees, including the executive officers. We also make matching contributions up to the limits as defined in the applicable regulations under our 401(k) Plan to certain of our employees, including the named executive officers.

Executive Perquisites

We provide a limited number of perquisites to our named executive officers. Benefits and perquisites may include supplemental long-term disability insurance premiums, executive physical exams, limited spousal travel and financial counseling/tax advice.

Non-Qualified Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) that allows certain executives, including the named executive officers, to voluntarily elect to defer base salary and earned annual incentive awards. Under that plan, we provide annual profit-sharing contributions and matching contributions that cannot be provided under Perrigo’s Profit-Sharing and Investment Plan (the “Tax-Qualified Plan”) because of the limitations of Sections 415 and 401(a)(17) of the Code. Code Section 415 limits the total annual additions to a participant’s account under the Tax-Qualified Plan to a specified dollar amount, currently $51,000 ($56,500 for certain participants who are at least age 50). Code Section 401(a)(17) limits total compensation that can be considered under the Tax-Qualified Plan. This limit is currently $255,000. Due to these limits, certain Perrigo employees would not receive profit-sharing contributions and matching contributions under the Tax-Qualified Plan on their full compensation. Therefore, we provide affected employees, including the named executive officers, with the profit-sharing contributions and matching contributions under the Deferred Compensation Plan that they would have been eligible for under the Tax-Qualified Plan but for the limitations under the Code.

Employment Agreements (Severance Benefits)

We typically do not enter into employment agreements with our executives. However, in order to recruit our CEO during fiscal 2007, we entered into an employment agreement with him. The key payment terms in the CEO’s agreement are summarized below. Post-employment payments under the CEO’s employment agreement are presented in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 28. We do not have formal severance, benefit continuation or change of control plans for the other named executive officers.

Compensation for the CEO

In order to recruit Mr. Papa to Perrigo, the Board of Directors felt it appropriate for us to enter into an employment agreement specifying certain compensation levels. This agreement became effective on October 9, 2006.

The initial annual compensation package was determined based on consideration of market practices and the executive’s experience. In addition, Mr. Papa received one-time equity grants upon his hire. Consistent with our emphasis on performance-based pay, the majority of Mr. Papa’s annual compensation is stock-based with the ultimate value realized based on Perrigo’s stock price performance. In accordance with his employment agreement, Mr. Papa’s compensation currently includes: a base salary; participation in the MIB Plan; annual grants of stock options, service-based restricted units and performance-based restricted stock units; and participation in Perrigo’s other employee benefit plans.

Additional key elements of Mr. Papa’s employment agreement are detailed below.

•	Mr. Papa serves on the Board of Directors pursuant to the terms of his agreement.

•	The agreement had an initial term of two years and thereafter automatically extends for additional 12-month periods unless either Perrigo or Mr. Papa provides written notice of non-renewal to the other party at least 120 days before the last day of the then-current term.

•	Mr. Papa agrees that he will not, at any time during or after his employment with Perrigo, disclose any confidential information that he obtained during his employment. In addition, he agrees that for a period of two years following the date of the termination of his employment for any reason he will not compete (as defined in the agreement) with us. Furthermore, for a period of one year following the date of the termination of his employment for any reason, Mr. Papa agrees not to solicit for employment anyone who was an employee of Perrigo or its affiliates during the term of the agreement.

If Mr. Papa were involuntarily terminated by us without cause or voluntarily terminated for good reason (as defined in the agreement), he would receive cash severance benefits, benefit continuation and continued vesting of certain stock-based awards. The circumstances under which severance benefits are triggered and the resulting payouts were set to recruit Mr. Papa and were generally consistent with market practices. There are no additional enhancements for a termination of employment following a change of control.

Further details regarding potential payments under this agreement upon a termination of employment are presented in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 28.

Changes for Fiscal 2014

Stock-Based Compensation

In August 2013, the Committee approved changes to the allocation of long-term equity compensation for all executive and non-executive officers entitled to receive such equity compensation. Prior to this change, the allocation for executive officers, including our named executive officers, was 40% stock options, 20% restricted stock units and 40% performance-based restricted stock units, while the allocation for non-executive officers was 40% stock options, 30% restricted stock units and 30% performance-based restricted stock units. Going forward in fiscal 2014 and beyond, the allocation for all recipients entitled to receive such equity compensation, including our named executive officers, will be 30% stock options, 20% restricted stock units and 50% performance-based restricted stock units. The Committee and Board believe that this change is consistent with market practices and better reflects our philosophy of pay-for-performance.

Code Section 4985 Excise Tax

In connection with the merger contemplated by the Transaction Document described in Item 1. Business – General – Transaction Agreement in the Form 10-K, Section 4985 of the Code imposes an excise tax (15% in calendar 2013) on the value of certain stock compensation held at any time during the six months before and six months after the closing of the merger by directors and executive officers of the Company, including the named executive officers. This excise tax applies to all payments (or rights to payment) granted to such persons by the Company and its affiliates in connection with the performance of services to the Company and its affiliates if the value of that payment or right is based on (or determined by reference to) the value (or change in value) of stock in the Company (excluding certain statutory incentive stock options and holdings in tax qualified plans), which would include any outstanding (1) unexercised vested or unvested nonqualified stock options, (2) unvested restricted stock awards; (3) unvested restricted stock unit awards and (4) unvested performance restricted stock unit awards, held by Company executive officers and directors during this twelve-month period and becomes effective contemporaneously with the closing of the merger. However, the excise tax will not apply to (1) any stock option that is exercised on the closing date of the merger or during the 6-month period before that date and to the stock acquired in the exercise, if income is recognized under Code Section 83 on or before the merger closing date with respect to the stock acquired pursuant to the exercise, and (2) any other specified stock compensation that is exercised, sold, exchanged, distributed, cashed-out, or otherwise paid during the period in a transaction in which income, gain, or loss is recognized in full.

For fiscal 2014, the Committee has determined that it is appropriate to provide the Company’s executive officers and directors with a payment with respect to the excise tax, so that, on a net after-tax basis, they would be in the same position as if no such excise tax had been applied. This payment is not intended to provide the Company’s executive officers and directors with additional compensation, but rather it is intended as a reimbursement of a tax penalty. These payments will be non-deductible and will be subject to the Section 4985 excise tax (15% in calendar 2013). These amounts would be paid following the closing of the merger, which is subject to approval and adoption of the Transaction Agreement and the merger by the Company’s shareholders. The actual amounts to be paid to the Company’s officers and directors will be determinable following the consummation of the proposed transactions. These payments will result in no unique benefit to the named executive officers but are intended only to place them in the same position as other equity compensation holders after the merger.

Deductibility of Compensation

Code Section 162(m) limits the deductibility by Perrigo of compensation in excess of $1 million paid to each of the CEO and the next three most highly paid officers (excluding the Chief Financial Officer). Certain “performance-based compensation” is not included in compensation counted for purposes of the limit. The Committee attempts to establish and maintain a compensation program that will optimize the deductibility of compensation. The Committee, however, reserves the right to use its judgment to authorize compensation that may not be fully deductible where merited by the need to respond to changing business conditions or an executive officer’s individual performance.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” with management. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE

Michael J. Jandernoa, Chair

Ellen R. Hoffing

Ran Gottfried

Summary Compensation Table for Fiscal Year 2013

The following table summarizes the compensation of Joseph C. Papa, our President and CEO; Judy L. Brown, our Executive Vice President and Chief Financial Officer; and the next three most highly compensated executive officers of Perrigo serving at the end of fiscal year 2013. These individuals are sometimes referred to as the named executive officers.

Name and Principal Position	Fiscal Year	Salary($)	Stock Awards($)(1)	Option Awards($)(2)	Non-Equity Incentive Plan Compen- sation($)(3)	All Other Compensation($)(4)	Total($)

Joseph C. Papa Chairman, President, Chief Executive Officer	2013	1,055,000	2,399,959	1,551,631	953,175	186,271	6,146,036
	2012	1,012,500	2,070,083	1,328,600	1,577,475	244,196	6,232,854
	2011	962,500	1,770,011	718,846	1,899,000	299,349	5,649,706

Judy L. Brown Executive Vice President, Chief Financial Officer	2013	526,250	840,067	543,069	288,248	91,112	2,288,746
	2012	489,950	630,018	404,351	465,399	98,160	2,087,878
	2011	448,750	585,024	237,584	518,427	110,041	1,899,826

John T. Hendrickson Executive Vice President, Global Operations and Supply Chain	2013	452,468	333,029	215,290	250,264	69,726	1,320,777
	2012	438,653	302,952	194,470	405,647	84,481	1,426,202
	2011	425,787	293,982	119,409	514,800	105,951	1,459,929

Todd W. Kingma Executive Vice President, General Counsel and Secretary	2013	452,468	459,028	296,742	250,264	60,903	1,519,405
	2012	438,653	449,987	288,835	405,647	74,569	1,657,689
	2011	425,787	483,030	196,166	514,800	94,756	1,714,539

Sharon Kochan Executive Vice President, General Manager International	2013	441,000	314,998	203,664	243,922	55,525	1,259,109

1) Represents the full grant date fair value of stock awards granted in the years shown, calculated in accordance with ASC Topic 718. Stock awards include service-based restricted stock units and performance-based restricted stock units. For the performance-based stock awards, the amounts reported were valued using the closing market price of our common stock on the date of grant assuming payout at target performance of 100%. These values were as follows: Mr. Papa, $1,599,973; Ms. Brown, $560,045; Mr. Hendrickson, $222,019; Mr. Kingma, $305,983; and Mr. Kochan, $209,962. The 100% target performance is based on the probable outcome of the relevant performance conditions as of the grant date. See the Grants of Plan-Based Awards for Fiscal Year 2013 Table for additional information regarding the full grant date fair value for all stock awards. Assuming payout at maximum performance of 200%, the full grant date fair value of performance-based stock awarded in fiscal 2013 would have been: Mr. Papa, $3,199,946; Ms. Brown, $1,120,090; Mr. Hendrickson, $444,038; Mr. Kingma, $611,966; and Mr. Kochan, $419,924.

2) Represents the full grant date fair value of stock options granted in the fiscal years shown, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. Additional weighted average valuation assumptions related to option awards are included in Note 12 of the audited financial statements included in our Annual Reports on Form 10-K for the fiscal years ended June 29, 2013, June 30, 2012 and June 25, 2011. See the Grants of Plan-Based Awards for Fiscal Year 2013 table for additional information regarding these awards.

3) The compensation amounts set forth in the “Non-Equity Incentive Plan Compensation” column represent the Management Incentive Bonus earned for the relevant fiscal year as described in the Compensation Discussion and Analysis section entitled Elements of Compensation – Annual Incentive Award Opportunities.

4) The following table describes the compensation amounts set forth in the “All Other Compensation” column of the Summary Compensation Table:

Name	Perquisites and Other Personal Benefits($)(1)	Registrant Contributions to Defined Contribution Plans ($)(3)	Registrant Contributions to Non- Qualified Plans	Executive Long- Term Disability ($)(4)	Total ($)

Joseph C. Papa	(2)	16,722	156,462	13,087	186,271

Judy L. Brown	22,988	17,022	47,959	3,142	91,112

John T. Hendrickson	10,073	15,877	39,806	3,970	69,726

Todd W. Kingma	(2)	16,709	39,806	4,388	60,903

Sharon Kochan	(2)	15,460	36,868	3,197	55,525

1)   Represents an allowance for tax/financial planning services.

2)   Perquisites and Other Personal Benefits totaled less than $10,000.

3)   Represents the Company’s contributions to 401(k) and Profit-Sharing Plans.

4)   Represents long-term disability plan premiums paid by the Company.

Grants of Plan-Based Awards for Fiscal Year 2013

The following table provides information regarding equity and non-equity awards granted to the named executive officers during fiscal year 2013.

Name	Grant Date (1)	Award Date (2)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (3)			Estimated Possible Payouts Under Equity Incentive Plans (4)			All Other Stock Awards: Number of Shares of Stock or Units (#)(5)	All Other Option Awards: Number of Securities Underlying Options (#)(6)	Exercise or Base Price of Option Awards($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(7)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph C. Papa	8/14/2012		527,500	1,055,000	2,110,000	-	-	-	-	-	-	-
	8/23/2012	8/14/2012	-	-	-	-	14,730	29,460	-	-	-	1,599,973
	8/23/2012	8/14/2012	-	-	-	-	-	-	7,365	-	-	799,986
	8/23/2012	8/14/2012	-	-	-	-	-	-	-	44,843	108.62	1,551,631

Judy L. Brown	8/14/2012		157,875	315,750	631,500	-	-	-	-	-	-	-
	8/23/2012	8/14/2012		-	-	-	5,156	10,312	-	-	-	560,045
	8/23/2012	8/14/2012	-	-	-	-	-	-	2,578	-	-	280,022
	8/23/2012	8/14/2012	-	-	-	-	-	-	-	15,695	108.62	543,069

John T. Hendrickson	8/14/2012		135,740	271,481	542,961	-	-	-	-	-	-	-
	8/23/2012	8/14/2012	-	-	-	-	2,044	4,088	-	-	-	222,019
	8/23/2012	8/14/2012	-	-	-	-	-	-	1,022	-	-	111,010
	8/23/2012	8/14/2012	-	-	-	-	-	-	-	6,222	108.62	215,290

Todd W. Kingma	8/14/2012		135,740	271,481	542,961	-	-	-	-	-	-	-
	8/23/2012	8/14/2012	-	-	-	-	2,817	5,634	-	-	-	305,983
	8/23/2012	8/14/2012	-	-	-	-	-	-	1,409	-	-	153,046
	8/23/2012	8/14/2012	-	-	-	-	-	-	-	8,576	108.62	296,742

Sharon Kochan	8/14/2012		132,300	264,600	529,200	-	-	-	-	-	-	-
	8/23/2012	8/14/2012	-	-	-	-	1,933	3,866	-	-	-	209,962
	8/23/2012	8/14/2012	-	-	-	-	-	-	967	-	-	105,036
	8/23/2012	8/14/2012	-	-	-	-	-	-	-	5,886	108.62	203,664

1) Actual date of grant.

2) Date on which the Compensation Committee, or in the case of Mr. Papa the Board, approved the award.

3) These columns show the dollar range of payout targets for fiscal 2013 performance under the Management Incentive Bonus Plan as described in the section titled Elements of Compensation – Annual Incentive Award Opportunities in the Compensation Discussion and Analysis. The target values are based on a percentage of each executive’s salary. Beginning in fiscal year 2010, the maximum incentive award opportunity for any individual participant was 200% of the target award. In addition, the Compensation Committee, or the Board in the case of the CEO, had the discretion to adjust any named executive officer’s award up by as much as 50% or down by as much as 100% based on individual performance. The actual payments for fiscal 2013 non-equity incentive awards were made in August 2013 and are shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

4) These columns show the range of performance-based restricted stock units that were granted in fiscal 2013 and that could be earned in fiscal 2015 under the LTIP, depending on whether specific financial goals are achieved in each of the three applicable performance years, as described in the section titled Elements of Compensation – Stock-Based Compensation in the Compensation Discussion and Analysis. Earned awards, if any, can range from 0% to 200% of the target grant. The ASC Topic 718 value of the fiscal 2013 performance-based restricted stock units granted on August 23, 2012 was $108.62 per share. These awards, to the extent earned, vest three years from the grant date.

5) This column shows the service-based restricted stock units granted during fiscal 2013 under the LTIP as described in the section titled Elements of Compensation – Stock-Based Compensation in the Compensation Discussion and Analysis. The ASC Topic 718 value of the fiscal 2013 service-based restricted stock units granted on August 23, 2012 was $108.62 per share. These awards vest three years from the grant date.

6) This column shows the stock options granted during fiscal 2013 under the LTIP as described in the section titled Elements of Compensation – Stock-Based Compensation in the Compensation Discussion and Analysis. The ASC Topic 718 value of the fiscal 2013 stock options granted on August 23, 2012 is $34.60 per share. These options vest over three years.

7) Amounts are computed in accordance with ASC Topic 718 and are included in the Summary Compensation Table in the applicable columns titled “Stock Awards” and “Option Awards.” For performance-based restricted stock units, the amounts disclosed are computed based on a target performance of 100%, which is the probable outcome of the relevant performance conditions as of the grant date.

Outstanding Equity Awards at Fiscal Year-End 2013

The following table sets forth information detailing the outstanding equity awards held by each of our named executive officers at June 29, 2013.

		Option Awards				Stock Awards
Name	Option/ Stock Award Grant Date (1)	Number of Securities Underlying Unexercised Options(#) Exercisable(2)	Number of Securities Underlying Unexercised Options(#) Unexercisable(2)	Option Exercise Price($)	Option Expiration Date	Number of Units of Stock That Have Not Vested(#)(3)	Market Value of Units of Stock That Have Not Vested($)(4)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested(#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units That Have Not Vested($)(4)

Joseph C. Papa	8/25/2008	43,963	-	35.85	8/24/2018	-	-	-	-
	8/25/2009	2,186	-	30.06	8/24/2019	-	-	-	-
	8/19/2010	26,023	13,011	58.82	8/18/2020	15,046	1,820,566	20,011	2,421,331
	8/23/2011	15,431	30,862	90.65	8/23/2021	11,418	1,381,578	14,387	1,740,827
	8/23/2012	-	44,843	108.62	8/23/2022	7,365	891,165	14,730	1,782,330

Judy L. Brown	8/25/2008	6,061	-	35.85	8/24/2018	-	-	-	-
	8/25/2009	3,916	-	30.06	8/24/2019	-	-	-	-
	8/19/2010	8,601	4,300	58.82	8/18/2020	4,973	601,733	6,614	800,294
	8/23/2011	4,697	9,392	90.65	8/23/2021	3,475	420,475	4,379	529,859
	8/23/2012	-	15,695	108.62	8/23/2022	2,578	311,938	5,156	623,876

John T. Hendrickson	8/19/2010	2,161	2,161	58.82	8/18/2020	2,499	302,379	3,324	402,204
	8/23/2011	2,259	4,517	90.65	8/23/2021	1,671	202,191	2,105	254,705
	8/23/2012	-	6,222	108.62	8/23/2022	1,022	123,662	2,044	247,324

Todd W. Kingma	8/25/2008	7,605	-	35.85	8/24/2018	-	-	-	-
	8/19/2010	7,102	3,550	58.82	8/18/2020	4,106	496,826	5,461	660,781
	8/23/2011	3,355	6,709	90.65	8/23/2021	2,482	300,322	3,127	378,367
	8/23/2012	-	8,576	108.62	8/23/2022	1,409	170,489	2,817	340,857

Sharon Kochan	8/19/2010	-	1,323	58.82	8/18/2020	1,530	185,130	2,035	246,235
	8/23/2011	1,789	3,578	90.65	8/23/2021	1,324	160,204	1,668	201,828
	8/23/2012	-	5,886	108.62	8/23/2022	967	117,007	1,933	233,893

1) For better understanding of this table, this column has been added to show the grant date of all stock options and equity awards outstanding at fiscal year-end.

2) All stock option awards vest one-third per year over three years beginning on the anniversary of the grant.

3) Service-based restricted stock units fully vest three years from the grant date.

4) The market value of these unvested awards was calculated using the closing price of our common stock as of June 28, 2013, which was $121.00 a share.

5) Performance-based restricted stock units are earned and vest, if at all, three years from the grant date, depending on our performance over a three-year period as more fully described in the section entitled “Stock-Based Compensation” in the Compensation Discussion and Analysis. As of June 29, 2013, the number of unearned units for the fiscal 2011 grant, granted on August 19, 2010, was calculated using vesting credits of 119% and 179% for fiscal years 2011 and 2012, respectively, based on our actual performance, and a targeted vesting credit of 100% for fiscal 2013. The number of unearned units for the fiscal 2012 grant, granted on August 23, 2011, was calculated using a vesting credit of 179% for fiscal 2012 based on our actual performance and a targeted vesting credit of 100% for both fiscal 2013 and 2014. The number of unearned units for the fiscal 2013 grant, granted on August 23, 2012, was calculated using a targeted vesting credit of 100% for fiscal years 2013, 2014 and 2015.

Subsequent to year-end, the fiscal 2011 grant vested on 8/19/2013 and the actual number of performance-based restricted stock units earned were: Mr. Papa: 19,259; Ms. Brown: 6,365; Mr. Hendrickson: 3,199; Mr. Kingma: 5,256; and Mr. Kochan:

1,958. The actual vesting credit for the fiscal 2013 portion of the 2011 grant was 86% based on our fiscal 2013 ROTC performance which, given the 119% and 179% vesting credits for fiscal years 2011 and 2012, respectively, resulted in a full three-year vesting credit of 128% for the performance-based restricted stock units granted in fiscal 2011.

Option Exercises and Stock Vested in Fiscal Year 2013

The following table provides information for each named executive officer concerning the exercise of stock options and the vesting of restricted stock during fiscal year 2013.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)

Joseph C. Papa	115,000	9,592,989	70,349	7,649,496
Judy L. Brown	15,357	1,375,098	20,575	2,237,251
John T. Hendrickson	7,180	601,352	10,619	1,154,671
Todd W. Kingma	14,305	1,237,065	18,450	2,006,186
Sharon Kochan	8,252	620,325	7,964	865,977

1) The value realized on exercise was calculated using the difference between the exercise price of the option and the closing price of our common stock on the day the awards were exercised.

2) Represents service-based restricted stock shares and units and performance-based restricted stock units issued under the LTIP.

3) The value realized on vesting was calculated using the closing price of our common stock on the day the awards vested.

Non-Qualified Deferred Compensation in Fiscal Year 2013

The Deferred Compensation Plan allows certain senior executives to defer as much as 100% of base salary and 80% of incentive compensation. Participation in the plan is limited to the executive officers, (including the named executive officers) and other management level personnel and selected individuals. Amounts deferred under the Deferred Compensation Plan earn a return based on measurement funds made available to the participant and determined by the Retirement Plan Committee. These measurement funds mirror the investment choices available in our qualified deferred compensation plan (with the exception of our stock, which is not an investment option in the Deferred Compensation Plan). In-service distributions are allowed. Participants elect the form and timing of payment of their Deferred Compensation Plan deferral account prior to the year in which it is deferred. Participants may elect to receive their accounts in a lump sum or in annual installments (up to fifteen years) upon separation from service. All participants are treated as key employees by the Deferred Compensation Plan rules (as defined in the applicable tax regulations) and therefore may not begin receiving distributions earlier than six months following termination of employment.

The following table sets forth information relating to the Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)(1)	Perrigo Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)

Joseph C. Papa	184,273	156,462	377,877	-	3,347,044

Judy L. Brown	67,500	47,959	80,514	-	791,089

John T. Hendrickson	75,726	39,806	71,530	45,735	549,095

Todd W. Kingma	70,847	39,806	64,834	-	1,049,406

Sharon Kochan	81,735	36,868	34,352	-	394,189

1) Of the total amounts shown in this column, the following amounts are included in the Summary Compensation Table as fiscal year 2013 salary: Mr. Papa, $73,850; Ms. Brown, $17,500; Mr. Hendrickson, $59,500; Mr. Kingma, $10,000; and Mr. Kochan, $44,100 and the following additional amounts are included in the Summary Compensation Table in the column entitled Fiscal Year 2012/Non-Equity Incentive Plan Compensation: Mr. Papa, $110,423; Ms. Brown, $50,000; Mr. Hendrickson, $16,226; Mr. Kingma, $60,847; and Mr. Kochan, $37,635.

2) These amounts are included in the Summary Compensation Table as fiscal year 2013 All Other Compensation.

3) In addition to the amounts in footnote 1, this column includes the following amounts included in the Summary Compensation Table in the columns entitled (i) fiscal year 2012 Salary: Mr. Papa, $70,875; Ms. Brown, $17,500; Mr. Hendrickson, $31,500; and Mr. Kingma, $10,000; (ii) fiscal year 2011 Non-Equity Incentive Plan Compensation: Mr. Papa, $183,750; Ms. Brown, $30,000; Mr. Hendrickson, $19,853; and Mr. Kingma, $175,000; and (iii) fiscal year 2011 Salary: Mr. Papa, $81,625; Ms. Brown, $13,500; Mr. Hendrickson, $24,000; and Mr. Kingma, $9,000.

Potential Payments Upon Termination or Change in Control

All of our named executive officers participate in our MIB Plan, LTIP, and our Deferred Compensation Plan. These plans may require us to provide compensation to these officers in the event of a termination of employment or a change-in-control of Perrigo. Our Chief Executive Officer also will receive compensation under his employment agreement in the event of a termination of employment or a change-in-control of Perrigo; however, any severance benefits payable under that agreement will only occur in the event of a termination of employment which, when following a change-in-control of Perrigo, results in a “double trigger” for severance benefits. The Committee retains discretion to provide, and in the past has provided, additional benefits to executive officers upon termination or resignation if it determines the circumstances so warrant.

The following table sets forth the expected benefits to be received by each named executive officer, in addition to the amounts shown in the Non-Qualified Deferred Compensation in Fiscal Year 2013 table on page 28 in the event of his or her termination resulting from various scenarios and assuming a termination date of June 28, 2013, the last business day of our 2013 fiscal year, and a stock price of $121.00, our closing stock price on June 28, 2013, which was the last trading day before our fiscal year end. Assumptions and explanations of the numbers included in the table below are set forth in the footnotes to, and in additional text following, the table.

Name and Benefits	Change in Control ($)	Death, Disability, Retirement ($)	Termination for Cause or Without Good Reason ($)	Termination Without Cause or for Good Reason ($)	Involuntary Termination for Economic Reasons ($)

Joseph C. Papa
Cash Severance(1)	5,325,000	1,065,000	-	5,325,000	5,325,000
Equity Awards
Service-Based Restricted Stock	4,093,309	4,093,309	-	3,202,144	3,202,144
Performance-Based Restricted Stock (3)	5,709,143	5,709,143	-	5,709,143	5,709,143
Stock Options	2,300,842	2,300,842	-	2,115,786	2,115,786
Other Benefits	-	-		-

Total Estimated Incremental Value	17,428,294	13,168,294	0	16,352,073	16,352,073

Judy L. Brown
Cash Severance(2)	-	321,000	-	-	-
Equity Awards
Service-Based Restricted Stock	1,334,146	1,334,146	-	-	1,022,208
Performance-Based Restricted Stock (3)	1,875,863	1,875,863	-	-	1,283,205
Stock Options	746,725	746,725	-	-	681,953
Other Benefits	-	-	-	-

Total Estimated Incremental Value	3,956,734	4,277,734	0	0	2,987,366

John T. Hendrickson
Cash Severance (2)	-	273,600	-	-	-
Equity Awards
Service-Based Restricted Stock	628,232	628,232	-	-	504,570
Performance-Based Restricted Stock (3)	868,780	868,780	-	-	633,798
Stock Options	348,490	348,490	-	-	322,815
Other Benefits	-		-	-

Total Estimated Incremental Value	1,845,502	2,119,102	0	0	1,461,183

Todd W. Kingma
Cash Severance(2)	-	273,600	-	-	-
Equity Awards
Service-Based Restricted Stock	967,637	967,637	-	-	797,148
Performance-Based Restricted Stock (3)	1,326,160	1,326,160	-	-	1,002,364
Stock Options	530,528	530,528	-	-	495,133
Other Benefits	-	-	-	-	-

Total Estimated Incremental Value	2,824,325	3,097,925	0	0	2,294,645

Sharon Kochan
Cash Severance(2)	-	264,600	-	-	-
Equity Awards
Service-Based Restricted Stock	462,341	462,341	-	-	345,334
Performance-Based Restricted Stock (3)	654,489	654,489	-	-	432,333
Stock Options	263,725	263,725	-	-	239,435
Other Benefits	-	-	-	-

Total Estimated Incremental Value	1,380,555	1,645,155	0	0	1,017,102

1) Mr. Papa will receive cash severance representing 24 months of salary ($2,130,000), 24 months of bonus ($2,130,000) and any earned prorated bonus ($1,065,000) if he leaves Perrigo because of a change in control, without cause or for good reason, or involuntary termination for economic reasons. Cash severance represents any earned prorated bonus if his employment is terminated because of death, disability or retirement.

2) Ms. Brown, Mr. Hendrickson, Mr. Kingma and Mr. Kochan will receive cash severance for any earned prorated bonus if their employment is terminated because of death, disability or retirement.

3) Performance-based restricted stock units were valued based on a full three-year vesting credit of 128%, 122% and 95% for the fiscal 2011, 2012 and 2013 grants, respectively. The full three-year vesting credit for each fiscal year was calculated based on the actual vesting credit of 86% for the fiscal 2013 portion of each grant, which was based on our fiscal 2013 ROTC performance. The fiscal 2012 and 2013 full three-year vesting credit used a target performance of 100% for performance in any future fiscal year.

Employment Agreement with Chief Executive Officer

Under Mr. Papa’s employment agreement, his employment may be terminated during the term of this agreement under the following circumstances:

•	upon Mr. Papa’s death or disability;

•	by Perrigo for cause (as defined in the agreement);

•	by Mr. Papa upon 30 days’ written notice;

•	by mutual agreement;

•	by Perrigo without cause upon 30 days’ written notice; or

•	by Mr. Papa with good reason (as defined in the agreement).

If Mr. Papa’s employment is terminated during the term of the agreement for any reason, he will receive compensation and benefits earned to date, including payment for unused vacation days. If Mr. Papa’s employment is terminated as a result of death or disability, Mr. Papa also will receive a pro rata management incentive bonus for the portion of the year he was employed. If we terminate Mr. Papa’s employment for cause, he will receive compensation and benefits earned to date, but he will forfeit any options (whether vested or unvested), restricted stock and unvested benefits. Any salary and unused vacation days will be paid to Mr. Papa in a lump sum as soon as practicable following the date of termination. Other benefits will be paid to Mr. Papa in accordance with applicable law and the terms of any applicable plan or arrangement.

If during the term of this agreement Mr. Papa’s employment is terminated by us without cause or by him for good reason and he agrees to a release of claims against Perrigo, he will also be entitled to compensation and benefits earned to that date, as well as:

•	payment of an amount equal to 24 months of his then-current salary and target bonus, payable in regular payroll installments;

•	continued vesting as if he had remained employed with Perrigo of the stock option and restricted stock awards granted to him upon his hire and the ability to exercise those options, to the extent they were vested at termination or vest subsequently, until the later of (i) 25 months after the date of termination, (ii) 30 days after the last vesting date of an option that vests after termination, or (iii) any later applicable date specified in the Long Term Incentive Award Agreement (“Award Agreement”) pursuant to which the options were granted; provided that no option may be exercised later than the expiration of the option term as specified in the Award Agreement;

•	continued vesting for a period of 24 months of all other stock option and restricted stock awards granted to him, and the ability to exercise those options, to the extent they were vested at termination or vest subsequently, until the later of (i) 25 months after the date of termination, or (ii) any later applicable date specified in the Award Agreement pursuant to which the options were granted; provided that no option may be exercised later than the expiration of the option term as specified in the Award Agreement; and

•	a pro rata management incentive bonus for the portion of the year he was employed.

Payments Under the Management Incentive Bonus Plan

Generally, no portion of the payments under the MIB Plan is considered earned or payable for a particular year unless the named executive officer is employed by us and in good standing on the first day of the following fiscal year. The MIB Plan, however, may require us to make payments to named executive officers who are no longer employed by us on the first day of the following fiscal year under the following circumstances:

•	retirement at age 65 or older;

•	retirement at age 60 or older with at least 10 years of service;

•	early retirement of a named executive officer under an early retirement plan;

•	permanent disability as determined by the Compensation Committee; or

•	death.

Under all circumstances listed above, the named executive officer, or his or her estate in the case of death, will be entitled to a pro rata portion of any payment under the MIB Plan for that fiscal year, computed to the date of the termination. In addition, the CEO, in his sole discretion, may make exceptions to the circumstances listed above and allow payments in the event of other types of termination.

A named executive officer eligible to receive a post-termination payment under the MIB Plan will be paid in a lump sum within a reasonable time after the close of the fiscal year in which termination occurred.

Payments Under the Long-Term Incentive Plan

If a named executive officer terminates employment with us due to death, disability or retirement, his or her (i) outstanding options will immediately vest in full and (ii) restricted stock units and performance-based restricted stock units will be free of any restriction period. The outstanding options may be exercised in whole or in part by the participant or his or her fiduciary, beneficiary or conservator, as applicable, at any time prior to their respective expiration dates.

If a named executive officer is involuntarily terminated for economic reasons, he or she may exercise his or her options, to the extent vested, at any time prior to the earlier of (i) the date that is 30 days after the date that is 24 months after the termination date, or (ii) their respective expiration dates. Any options, restricted stock units and performance-based restricted stock units that are not vested on the termination date, but are scheduled to vest during the 24-month period following the termination date according to the vesting schedule in effect before termination, will vest as if the participant had continued to provide services to us during the 24-month period. Any unvested options, restricted stock units and performance-based restricted stock units that are not scheduled to vest during that 24-month period will be forfeited on the termination date. If a named executive officer dies after the termination date while his or her options remain exercisable, the fiduciary of the named executive officer’s estate or his or her beneficiary may exercise the options (to the extent that those options were vested and exercisable prior to the named executive officer’s death) at any time prior to the later of the date that is (i) 30 days after the date that is 24 months after the named executive officer’s termination date, or (ii) 12 months after the date of death, but in no event later than the respective expiration dates of the options.

Upon an event of termination for any reason during the restriction period, restricted shares and stock units still subject to restriction generally will be forfeited by the named executive officer and reacquired by Perrigo. We may in our sole discretion waive in whole or in part any or all remaining restrictions with regard to a named executive officer’s shares, except for restricted share awards that are intended to comply with certain performance-based compensation requirements.

If a named executive officer is terminated for cause, any restricted shares or units subject to a restriction period will be forfeited and his or her right to exercise his or her options will terminate. If within 60 days after a named executive officer is terminated for any reason, we discover circumstances that would have permitted us to terminate a named executive officer for cause, any shares, cash or other property paid or delivered to the named executive officer will be forfeited and the named executive officer must repay those amounts to Perrigo.

If the named executive officer is terminated for any reason other than those described above, the named executive officer will have the right to exercise his or her options at any time prior to the earlier of (i) the date that is three months after the termination date, or (ii) their respective expiration dates, but only to the extent that those options were vested prior to the termination date. Any options or restricted stock units and performance-based restricted stock units that are not vested at the termination date will be forfeited on the termination date. If a named executive officer dies after the termination date while his or her options remain exercisable, the fiduciary of the named executive officer’s estate or his or her beneficiary may exercise the options (to the extent that those options were vested and exercisable prior to the executive officer’s death) at any time prior to the earlier of (i) 12 months after the date of death, or (ii) their respective expiration dates.

In the event of a change in control (as defined in the LTIP), options, restricted stock units and performance-based restricted stock units outstanding under the LTIP as of the date of the change in control that have not vested will become vested and the options will become fully exercisable. The restrictions and deferral limitations applicable to any restricted shares and units will lapse and the restricted shares and units will become free of all restrictions and limitations and will become fully vested and transferable. In addition, upon a change in control, all performance awards will be considered to be earned and payable in full, and any deferral or other restriction will lapse and the performance awards will be immediately settled and distributed. The restrictions and deferral limitations and other conditions applicable to any other stock unit awards or any other awards will lapse and those other stock unit awards and other awards will become free of all restrictions, limitations or conditions and will become fully vested and transferable to the full extent of the original grant.

Payments Under the Non-Qualified Deferred Compensation Plan

If a named executive officer is terminated for any reason other than death, he or she will receive a termination benefit under the Deferred Compensation Plan equal to his or her vested account balance. The Non-Qualified Deferred Compensation in Fiscal Year 2013 table on page 28 reflects account balances as of the end of our 2013 fiscal year.

This termination benefit will be paid to the named executive officer in a lump sum or under an annual installment method of up to 15 years, based on the named executive officer’s choice when he or she began participation in the plan or as he or she subsequently changed the election. If the named executive officer did not make an election with respect to method of payment for a termination benefit, he or she will be deemed to have elected to be paid in a lump sum. Payments generally will be made no later than 60 days after the named executive officer terminates his or her employment with us.

A named executive officer’s beneficiary will receive a survivor benefit equal to the named executive officer’s vested account balance if the named executive officer dies before he or she commences payment under the Deferred Compensation Plan. The survivor benefit will be paid to the named executive officer’s beneficiary in a lump sum payment as soon as administratively practicable, but in no event later than 60 days after the last day of the plan year in which the named executive officer dies.

Director Compensation

All of our non-employee directors are paid an annual cash retainer and receive annual equity awards. A supplemental annual cash retainer is also paid to committee chairs, the Lead Independent Director, and non-chair committee members. Directors who are Perrigo employees receive no fees for their services as directors.

The principal features of the compensation received by our non-employee directors for fiscal year 2013 are described below.

Annual Cash Retainer:	$75,000

Committee Member Retainer:
Audit	$10,000
Compensation	$10,000
Nominating & Governance	$6,000

Committee Chair Retainer:
Audit	$18,000
Compensation	$16,000
Nominating & Governance	$12,000

Lead Independent Director Retainer:	$18,000

Our non-employee directors also receive annual equity awards having a value of approximately $175,000 at the time of grant. One half of the equity award is delivered in stock options having a Black-Scholes value of approximately $87,500 on the grant date and the other half of the equity award is delivered in restricted stock having a value of approximately $87,500 on the grant date based upon the closing price of our stock on that date. The Black-Scholes model used in determining the value of stock options granted to directors incorporates an expected term of approximately 5.4 years. The grant date for the equity portion of the directors’ compensation is the fifth trading day after the day on which the Company publicly releases its first quarter earnings, and the stock option portion of the grant will have its exercise price set at the closing price on that same date.

The stock option and restricted stock grants are made pursuant to our shareholder-approved 2008 Long-Term Incentive Plan and are intended to directly link an element of director compensation to shareholders’ interests. Each grant of stock options and restricted stock vests on the date of the next Annual Meeting of Shareholders.

In addition to the amounts shown above, directors who are not Perrigo employees receive compensation of $1,000 per day for activities requiring travel in furtherance of Board or Perrigo business (other than to and from Board and committee meetings). We also reimburse directors for travel expenses incurred in connection with attending Board and committee meetings and participating in other Board or Perrigo business.

The following table summarizes the compensation of our non-employee directors who served during fiscal year 2013.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)

Laurie Brlas	93,000	87,529	86,801	267,330
Gary M. Cohen	81,000	87,529	86,801	255,330
Jacqualyn Fouse	55,203	87,529	86,801	229,533
David T. Gibbons	81,000	87,529	86,801	255,330
Ran Gottfried	85,000	87,529	86,801	259,330
Ellen R. Hoffing	85,000	87,529	86,801	259,330
Michael J. Jandernoa	91,000	87,529	86,801	265,330
Gary K. Kunkle, Jr.	109,000	87,529	86,801	283,330
Herman Morris, Jr.	87,000	87,529	86,801	261,330
Ben-Zion Zilberfarb	85,000	87,529	86,801	259,330

1) Represents the grant date fair value for 868 shares of service-based restricted stock granted to each non-employee director in November 2012, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC Topic 718). Stock awards include only service-based restricted stock, which fully vest one year after the grant date. The grant date fair value is based on $100.84 per share, the closing price of our common stock on the NASDAQ on the grant date, November 14, 2012.

As of June 29, 2013, each non-employee director held 868 unvested shares of restricted stock.

2) Represents the grant date fair value for an option to purchase 2,726 shares of common stock granted to each non-employee director in November 2012, calculated in accordance with ASC Topic 718. These option awards granted fully vest one year after the grant date. For fiscal 2013, weighted average assumptions used to calculate these amounts are included in Note 12 of our audited financial statements for the fiscal year ended June 29, 2013 included in our Annual Report on Form 10-K.

As of June 29, 2013, each non-employee director held unvested stock options to purchase 2,726 shares.

The total number of shares subject to vested stock options held by each non-employee director as of June 29, 2013 was: Ms. Brlas, 4,499; Mr. Cohen, 7,552; Ms. Fouse, 0, Mr. Gibbons, 2,275; Mr. Gottfried, 2,275; Ms. Hoffing, 11,709; Mr. Jandernoa, 21,367; Mr. Kunkle, 21,367; Mr. Morris, Jr., 21,367; and Mr. Zilberfarb, 19,917.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Ownership of Perrigo Common Stock

Directors, Nominees and Executive Officers

The following table shows how much Perrigo common stock the directors, nominees, named executive officers, and all directors, nominees and executive officers as a group beneficially owned as of August 23, 2013. The percent of class owned is based on 94,234,610 shares of Perrigo common stock outstanding as of that date.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a shareholder can vote or transfer and stock options that are exercisable currently or become exercisable within 60 days. Except as otherwise noted, the shareholders named in this table have sole voting and investment power for all shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned	Options Exercisable Within 60 Days of 08/23/2013	Total	Percent of Class

Directors and Nominees
Laurie Brlas	7,424	4,499	11,923	*
Gary M. Cohen	18,610	7,552	26,162	*
Jacqualyn Fouse	883	0	883	*
David T. Gibbons	11,625	2,275	13,900	*
Ran Gottfried	11,609	2,275	13,884	*
Ellen R. Hoffing	6,051	11,709	17,760	*
Michael J. Jandernoa (1)	699,811	21,367	721,178	*
Gary K. Kunkle, Jr.	22,654	21,367	44,021	*
Herman Morris, Jr. (2)	20,648	21,367	42,015	*
Joseph C. Papa	118,455	120,993	239,448	*
Ben-Zion Zilberfarb	2,553	19,917	22,470	*

Named Executive Officers Other Than Directors
Judy L. Brown	20,857	37,503	58,360	*
John T. Hendrickson (3)	26,378	8,753	35,131	*
Todd W. Kingma (4)	20,853	25,326	46,179	*
Sharon Kochan	7,685	6,863	14,548	*

Directors and Executive Officers as a Group (22 Persons) (5)	1,026,720	351,769	1,378,489	1.46%

*	Less than 1%.

(1)	Shares owned consist of 1,623 shares owned directly by Mr. Jandernoa; 492,096 shares owned by the Michael J. Jandernoa Trust, of which Mr. Jandernoa is trustee; and 206,092 shares owned by the Susan M. Jandernoa Trust, of which Mrs. Jandernoa is trustee.

(2)	Shares owned include 1,800 shares owned as custodian for Mr. Morris’ children.

(3)	Shares owned include 24,279 shares owned by the John T. Hendrickson Trust, of which Mr. Hendrickson is the trustee.

(4)	Shares owned include 961 shares owned by family trusts, of which Mr. Kingma and his wife are the trustees.

(5)	See footnotes 1 through 4. Includes directors and executive officers as of August 23, 2013.

Other Principal Shareholders

The following table shows all shareholders other than directors, nominees and named executive officers that we know to be beneficial owners of more than 5% of Perrigo common stock. The percent of class owned is based on 94,234,610 shares of Perrigo common stock outstanding as of August 23, 2013.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class

BlackRock, Inc.(1) 40 East 52nd Street New York, NY 10022	6,461,001	6.86%

The Vanguard Group(2) 100 Vanguard Blvd. Malvern, PA 19355	5,448,243	5.78%

1)	BlackRock, Inc. has sole voting and investment power with respect to all of the shares. This information is based on a Schedule 13G/A filed with the SEC on February 5, 2013.

2)	The Vanguard Group, Inc. has sole voting power with respect to 155,968 of the shares, shared dispositive power with respect to 149,368 of the shares and sole dispositive power with respect to the rest of the shares. This information is based on a Schedule 13G filed with the SEC on February 11, 2013.

Change of Control

See Item 1. Business – General – Transaction Agreement in the Form 10-K.

Equity Compensation Plan Information

The table below provides information about Perrigo’s common stock that may be issued upon the exercise of options and rights under all of our equity compensation plans as of June 29, 2013. Shareholder-approved plans include our LTIP, as well as our Employee Stock Option Plan and Non-Qualified Stock Option Plan for Directors, which were replaced by our LTIP.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	891,091	$63.24	4,554,442(1)

Equity compensation plans not approved by shareholders	0	-	0

Total	891,091	$63.24	4,554,442

(1) All of these shares were available for issuance under our LTIP. Excludes 426,524 shares of unvested restricted stock awards and unvested restricted stock units. If these shares do not vest, they will no longer constitute shares outstanding and will be available for future issuance under the terms of the plan.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related-Party Transactions

Our Code of Conduct precludes our directors, officers and employees from engaging in any type of activity, such as related-party transactions, that might create an actual or perceived conflict of interest. In addition, our Board of Directors adopted a Related-Party Transaction Policy that requires that all covered related-party transactions be approved or ratified by the Nominating & Governance Committee. Under that policy, each executive officer, director or director nominee must promptly notify the Chair of the Nominating & Governance Committee and our General Counsel in writing of any actual or prospective related-party transaction covered by the policy. The Nominating & Governance Committee, with input from our Legal Department, reviews the relevant facts and approves or disapproves the transaction. In reaching its decision, the Nominating & Governance Committee considers the factors outlined in the policy, a copy of which is available on our website (http://www.perrigo.com) under the heading Investors – Corporate Governance – Related-Party Transaction Policy.

In addition, on an annual basis, each director and executive officer completes a Directors’ and Officers’ Questionnaire that requires disclosure of any transactions with Perrigo in which he or she, or any member of his or her immediate family, has a direct or indirect material interest in Perrigo. The Nominating & Governance Committee reviews the information provided in response to these questionnaires.

Director Independence

Our Corporate Governance Guidelines provide that a substantial majority of our directors should meet NYSE independence requirements. A director will not be considered independent unless the Board of Directors determines that the director meets the NYSE independence requirements and has no relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based on its most recent annual review of director independence, the Board of Directors has determined that ten of our current eleven directors are independent, including Laurie Brlas, Gary M. Cohen, Jacqualyn A. Fouse, David T. Gibbons, Ran Gottfried, Ellen R. Hoffing, Michael J. Jandernoa, Gary K. Kunkle, Jr., Herman Morris, Jr. and Ben-Zion Zilberfarb. Joseph C. Papa is not independent under these standards because he is currently serving as an officer of Perrigo.

In making its independence determination, the Board of Directors has broadly considered all relevant facts and circumstances, including that a Perrigo subsidiary paid Ran Gottfried’s daughter less than $20,000 for consulting services. The Board of Directors has concluded that this relationship is not material and, therefore, does not impair Mr. Gottfried’s independence.

Item 14.                 Principal Accountant Fees and Services.

The following table presents fees for services from Ernst Young LLP, our independent registered public accounting firm, during fiscal years 2012 and 2013 for auditing and other services:

Fiscal Year 2012		Fiscal Year 2013
Audit Fees	$2,689,100	Audit Fees	$3,142,350
Tax Compliance	$477,700	Tax Compliance	$500,160
Tax Consulting & Advisory	154,131	Tax Consulting & Advisory	965,387

Total Tax Fees	$631,831	Total Tax Fees	$1,465,547
Total Fees	$3,320,931	Total Fees	$4,607,897

The Audit Committee maintains a policy pursuant to which it reviews and pre-approves audit and permitted non-audit services (including the fees and terms thereof) to be provided by our independent registered public accountants, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the Audit Committee prior to the completion of our audit. The Chair of the Audit Committee, or any other member or members designated by the Audit Committee, is authorized to pre-approve non-audit services, provided that any pre-approval shall be reported to the full Audit Committee at its next scheduled meeting. All auditing and other services performed by our independent registered public accountants in fiscal 2013 were approved in accordance with the Audit Committee’s policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended June 29, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Allegan, State of Michigan on the 28th of August 2013.

PERRIGO COMPANY

By:	/s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit	Document

31	Rule 13a-14(a) Certifications.