Form 10-Q
period 2013-09-28
PERRIGO CO
filed 2013-11-04
CIK 820096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-09689
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO
As of October 31, 2013, the registrant had 94,299,647 outstanding shares of common stock.

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

On or prior to the effective time of the Acquisition, Holdco (as defined below) may seek to refinance certain outstanding indebtedness of the Company including its current term loan, private placement notes and existing public bonds and to replace the commitments under the Debt Bridge Credit Agreements (as defined below) with new indebtedness (including indebtedness under the Permanent Credit Agreements and which may include debt securities) that may be incurred by Holdco, the Company or any of their subsidiaries. As of the date of this filing, the Permanent Credit Agreements (as defined below) are effective and Holdco and the Company are in further discussions with various financing sources with a view to entering into agreements that will make funds available on or prior to the closing of the Acquisition to fund the amounts described above. The final terms (including interest rate and maturity) of any debt securities or any new credit facilities or other aspects of the refinancing plan are still under discussion with financing sources and will depend on market and other conditions existing at the time the Company seeks to obtain any such financing. Any commitments to provide financing may be subject to certain conditions (including the closing of the Acquisition). There can be no assurances regarding the outcome or the terms of the Company's financing plans. However, the consummation of the transactions is not conditioned upon the receipt of any such financings.

Please see Item 1A of the Company’s Form 10-K for the year ended June 29, 2013 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

No Profit Forecast/Asset Valuation

No statement in this report is intended to constitute a profit forecast or asset valuation for any period, nor should any statements be interpreted to mean that earnings or earnings per share will necessarily be greater or lesser than those for the relevant preceding financial periods for either Perrigo, New Perrigo or Elan, as appropriate. The terms "profit forecast" and "asset valuation" as used in this context shall have the meanings given to them in the Takeover Rules (as defined below).

Dealing Disclosure Requirements

Under the provisions of Rule 8.3 of the Irish Takeover Panel Act, 1997, Takeover Rules 2007, as amended (the "Takeover Rules"), if any person is, or becomes, "interested" (directly or indirectly) in 1% or more of any class of "relevant securities" of Elan or Perrigo, all "dealings" in any "relevant securities" of Elan or Perrigo (including by means of an option in respect of, or a derivative referenced to, any such "relevant securities") must be publicly disclosed by not later than 3:30 pm (Irish time) on the "business day" following the date of the relevant transaction. This requirement will continue until the date on which the Scheme becomes effective or on which the "offer period" otherwise ends. If two or more persons co-operate on the basis of any agreement, either express or tacit, either oral or written, to acquire an "interest" in "relevant securities" of Elan or Perrigo, they will be deemed to be a single person for the purpose of Rule 8.3 of the Takeover Rules.

Under the provisions of Rule 8.1 of the Takeover Rules, all "dealings" in "relevant securities" of Elan by Perrigo or "relevant securities" of Perrigo by Elan, or by any of their respective "associates" must also be disclosed by no later than 12 noon (Irish time) on the "business day" following the date of the relevant transaction.

A disclosure table, giving details of the companies in whose "relevant securities" "dealings" should be disclosed can be found on the Irish Takeover Panel's website at www.irishtakeoverpanel.ie.

"Interests in securities" arise, in summary, when a person has long economic exposure, whether conditional or absolute, to changes in the price of securities. In particular, a person will be treated as having an "interest" by virtue of the ownership or control of securities, or by virtue of any option in respect of, or derivative referenced to, securities.

Terms in quotation marks are defined in the Takeover Rules, which can be found on the Irish Takeover Panel's website.

If you are in any doubt as to whether or not you are required to disclose a "dealing" under Rule 8 of the Takeover Rules, please consult the Irish Takeover Panel's website at www.irishtakeoverpanel.ie or contact the Irish Takeover Panel on telephone number +353-(0)1-678-9020; fax number +353(0)1-678-9289.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
Net sales	$933.4	$769.8
Cost of sales	577.1	484.5
Gross profit	356.3	285.3

Operating expenses
Distribution	13.2	10.8
Research and development	32.3	27.4
Selling and administration	129.0	90.5
Restructuring	2.1	—
Total operating expenses	176.6	128.7

Operating income	179.7	156.6

Interest, net	21.4	15.9
Other expense (income), net	1.0	(0.1)
Income before income taxes	157.3	140.8
Income tax expense	45.9	35.2
Net income	$111.4	$105.6

Earnings per share
Basic earnings per share	$1.18	$1.13
Diluted earnings per share	$1.18	$1.12

Weighted average shares outstanding
Basic	94.2	93.6
Diluted	94.7	94.3

Dividends declared per share	$0.09	$0.08

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
Net income	$111.4	$105.6
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	(9.2)	1.5
Foreign currency translation adjustments	36.6	5.4
Post-retirement liability adjustments, net of tax	(0.1)	(0.1)
Other comprehensive income, net of tax	27.3	6.8
Comprehensive income	$138.7	$112.4
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 28, 2013	June 29, 2013	September 29, 2012
Assets
Current assets
Cash and cash equivalents	$816.6	$779.9	$632.0
Accounts receivable, net	702.6	651.9	584.0
Inventories	721.4	703.9	598.8
Current deferred income taxes	52.7	47.1	45.8
Income taxes refundable	4.9	6.1	4.3
Prepaid expenses and other current assets	69.0	48.0	35.8
Total current assets	2,367.2	2,236.9	1,900.7
Property and equipment	1,316.6	1,290.4	1,135.5
Less accumulated depreciation	(625.5)	(609.0)	(555.2)
	691.1	681.4	580.3
Goodwill and other indefinite-lived intangible assets	1,190.3	1,174.1	822.4
Other intangible assets, net	1,140.1	1,157.6	711.1
Non-current deferred income taxes	22.2	20.3	14.6
Other non-current assets	97.9	80.5	88.3
	$5,508.8	$5,350.8	$4,117.4
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$303.5	$382.0	$307.0
Short-term debt	6.1	5.0	1.6
Payroll and related taxes	75.6	82.1	57.9
Accrued customer programs	159.3	131.7	122.5
Accrued liabilities	124.1	95.6	79.7
Accrued income taxes	33.7	11.6	21.2
Current deferred income taxes	—	0.2	—
Current portion of long-term debt	41.2	41.2	40.0
Total current liabilities	743.5	749.4	629.9
Non-current liabilities
Long-term debt, less current portion	1,936.0	1,927.8	1,329.8
Non-current deferred income taxes	124.5	127.8	26.3
Other non-current liabilities	234.9	213.2	166.1
Total non-current liabilities	2,295.4	2,268.8	1,522.2
Shareholders’ Equity
Controlling interest:
Preferred stock, without par value, 10 million shares authorized	—	—	—
Common stock, without par value, 200 million shares authorized	546.1	538.5	512.7
Accumulated other comprehensive income	104.3	77.0	46.2
Retained earnings	1,818.8	1,715.9	1,405.0
	2,469.2	2,331.4	1,963.9
Noncontrolling interest	0.7	1.2	1.4
Total shareholders’ equity	2,469.9	2,332.6	1,965.3
	$5,508.8	$5,350.8	$4,117.4
Supplemental Disclosures of Balance Sheet Information
Allowance for doubtful accounts	$2.3	$2.1	$2.2
Working capital	$1,623.7	$1,487.5	$1,270.8
Preferred stock, shares issued and outstanding	—	—	—
Common stock, shares issued and outstanding	94.3	94.1	93.8
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
Cash Flows From (For) Operating Activities
Net income	$111.4	$105.6
Adjustments to derive cash flows
Non-cash restructuring charges	1.9	—
Depreciation and amortization	47.7	33.4
Share-based compensation	5.9	4.8
Income tax benefit from exercise of stock options	1.8	2.0
Excess tax benefit of stock transactions	(7.2)	(13.3)
Deferred income taxes	(14.6)	(3.5)
Subtotal	146.9	129.0
Changes in operating assets and liabilities
Accounts receivable	(45.7)	(6.7)
Inventories	(12.0)	(48.1)
Accounts payable	(67.6)	(12.6)
Payroll and related taxes	(8.6)	(32.3)
Accrued customer programs	27.5	6.4
Accrued liabilities	21.2	2.7
Accrued income taxes	34.6	15.7
Other	2.4	(9.2)
Subtotal	(48.2)	(84.1)
Net cash from operating activities	98.7	44.9
Cash Flows (For) From Investing Activities
Proceeds from sale of land	4.6	—
Additions to property and equipment	(40.4)	(14.8)
Net cash for investing activities	(35.8)	(14.8)
Cash Flows (For) From Financing Activities
Borrowings of short-term debt, net	1.1	1.5
Borrowings of long-term debt	—	0.6
Deferred financing fees	(24.8)	—
Excess tax benefit of stock transactions	7.2	13.3
Issuance of common stock	3.5	4.1
Repurchase of common stock	(7.3)	(12.2)
Cash dividends	(8.5)	(7.5)
Net cash for financing activities	(28.8)	(0.2)
Effect of exchange rate changes on cash	2.6	(0.4)
Net increase in cash and cash equivalents	36.7	29.5
Cash and cash equivalents, beginning of period	779.9	602.5
Cash and cash equivalents, end of period	$816.6	$632.0

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$1.7	$2.1
Interest received	$0.2	$1.3
Income taxes paid	$22.1	$20.5
Income taxes refunded	$0.8	$0.5
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2013

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

The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. In addition, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the three months ended September 28, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2013.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, all majority-owned subsidiaries and variable-interest entities ("VIE"). Activities related to VIEs are immaterial. All intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the Company in the first quarter of fiscal 2014. The additional disclosures required by this ASU have been included in Note 11. Because this standard only impacts presentation and disclosure requirements, its adoption did not impact the Company's consolidated results of operations or financial condition.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This amendment was made to simplify the asset impairment test. It allows an organization the option to first assess the qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization that elects to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is also permitted. This guidance was effective for the Company in the first quarter of fiscal 2014 and did not have any effect on the Company's consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” ("ASU 2011-11"), as clarified with ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” ("ASU 2013-01") issued in January 2013. These common disclosure requirements are intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a portfolio’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position, and disclose instruments and transactions subject to an agreement similar to a master netting agreement. Both ASU 2011-11 and ASU 2013-01 were effective for the Company in the first quarter of fiscal 2014. Because this standard only impacts presentation and disclosure requirements, its adoption did not impact the Company's consolidated results of operations or financial condition.

NOTE 2 – BUSINESS ACQUISITIONS

Fiscal 2014
Pending Business Acquisitions
Vedants Drug & Fine Chemicals Private Limited - To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited ("Vedants"), an API manufacturing facility in India, for $11.5 million in cash. In the fourth quarter of fiscal 2013, the Company signed a definitive agreement to purchase the remaining 15% stake in Vedants for approximately $7.2 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The purchase is expected to close in the second quarter of fiscal 2014. Operations related to the noncontrolling interest are currently immaterial.

Elan Corporation plc - On July 28, 2013, the Company entered into a Transaction Agreement (the "Transaction Agreement") between Elan Corporation plc ("Elan"), Perrigo Company Limited (formerly known as Blisfont Limited), a company organized under the laws of Ireland (“Holdco”), Habsont Limited, a company organized under the laws of Ireland and a wholly-owned subsidiary of Holdco (“Foreign Holdco”), and Leopard Company, a Delaware Corporation and a wholly-owned subsidiary of Foreign Holdco (“MergerSub”). Under the terms of the Transaction Agreement, (a) Holdco will acquire Elan (the “Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 - 2012 (the “Scheme”) and (b) MergerSub will merge with and into the Company, with the Company continuing as the surviving corporation of the merger (the “Merger” and, together with the Acquisition, the “Transactions”). As a result of the Transactions, both the Company and Elan will become wholly-owned, indirect subsidiaries of Holdco. Prior to the closing of the Transactions, Holdco will re-register, pursuant to the Irish Companies Act 1963 - 2012, as a public limited company, the ordinary shares of which are expected to be listed on the New York Stock Exchange and the Tel Aviv Stock Exchange. Under the terms of the Transaction Agreement, (i) at the effective time of the Scheme (the “Effective Time”), Elan shareholders will be entitled to receive $6.25 in cash and 0.07636 of a newly issued Holdco ordinary share in exchange for each Elan ordinary share held by such shareholders and (ii) at the effective time of the Merger, each share of the Company's common stock will be converted into the right to receive one Holdco ordinary share and $0.01 in cash. As a result of the Transactions, former Elan shareholders are expected to hold approximately 29% of the Holdco shares and former Company shareholders are expected to hold approximately 71% of the Holdco shares.

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

Conditions Appendix is incorporated herein by reference as Exhibit 2.2. The implementation of the Transactions is conditioned on, among other things:

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

•
no third party having decided to take any action which would (i) make the transactions contemplated by the Transaction Agreement void or unenforceable, (ii) require the divestiture or materially alter the terms envisaged for any proposed divestiture by any member of the Perrigo group or the Elan group of all or any part of their respective businesses, assets or properties, or (iii) impose any other material limitation on, or result in a material delay in, the ability of any member of the wider Company group to consummate the transactions contemplated by the Transaction Agreement;

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
In connection with the Transactions, Holdco filed a registration statement on Form S-4, which was declared effective on October 9, 2013. The definitive joint proxy statement of the Company and Elan, which also serves as a prospectus of Holdco and forms a part of the Form S-4, was filed by each of the Company, Elan and Holdco on October 15, 2013. This joint proxy statement/prospectus, which has been mailed to the shareholders of the Company and Elan, disclosed, among other things, that on November 18, 2013, the Company and Elan would each hold a special meeting of shareholders in connection with the Transactions.
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
Bridge Credit Agreements

On July 28, 2013, Holdco entered into (i) a 364-day debt bridge loan credit agreement (the “Debt Bridge Credit Agreement”) among Holdco, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, and (ii) a 60-day cash bridge loan credit agreement (the “Cash Bridge Credit Agreement” and, together with the Debt Bridge Credit Agreement, the “Bridge Credit Agreements”) among Holdco, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent. Under the Debt Bridge Credit Agreement and the Cash Bridge Credit Agreement, Barclays Bank plc and HSBC Bank USA, N.A. agreed to provide Holdco, respectively, with senior unsecured debt financing in an aggregate principal amount of up to $2.65 billion and senior unsecured cash financing in an aggregate principal amount of up to $1.7 billion in each case to finance, in part, the cash component of the Acquisition consideration, the repayment of certain existing indebtedness of the Company and the payment of certain transaction expenses (including in connection with hedging obligations) in connection with the Transactions. Certain domestic subsidiaries of the Company shall accede to the Bridge Credit Agreements as guarantors simultaneously with the consummation of the Transactions and within 60 days of the Acquisition, Elan and certain of its subsidiaries shall accede to the Bridge Credit Agreements as guarantors.

Effective September 6, 2013, Holdco terminated the $1.0 billion tranche 2 commitments under the Debt Bridge Credit Agreement. The $1.65 billion tranche 1 commitments under the Debt Bridge Credit Agreement remain outstanding.

The closing date of the Bridge Credit Agreements (the “Closing Date”) is conditioned on, among other things, the consummation of the Transactions, accession of certain subsidiaries of the Company as guarantors, and absence of certain events of defaults under the Bridge Credit Agreements. The commitments automatically terminate on the earlier of (a) the funding and disbursement of the loans to the borrower on the Closing Date, (b) April 29, 2014 (or if all but certain regulatory conditions under the Transaction Agreement have been completed, July 29, 2014) or (c) certain other events.

Amounts outstanding under each of the Bridge Credit Agreements will bear interest, at the borrower's option, either (a) at the alternate base rate (defined as the highest of (1) Administrative Agent's prime rate, (2) the federal funds rate plus 0.50% and (3) the applicable interest rate for a eurodollar loan with a one month interest period beginning on such day plus 1.00% (“eurodollar rate”)) or (b) at the eurodollar rate plus, in each case, an applicable margin which shall range depending on the debt rating of Holdco and, in the case of the Debt Bridge Credit Agreement, the number of days which the loans remain outstanding from the date of funding. In addition, Holdco has agreed to pay a non-refundable ticking interest in an amount equal to (a) until the receipt of a publicly issued senior unsecured debt rating for Holdco by the rating agencies, 0.175% of the amount of the aggregate commitments in effect from July 28, 2013 (with respect to commitments under the Cash Bridge Credit Agreement) and, August 27, 2013 (with respect to commitments under the Debt Bridge Credit Agreement) through the termination of the aggregate commitments in their entirety or when commitments are otherwise reduced to zero, and (b) after receipt of the credit ratings, the applicable ticking interest rate per annum through the termination of the aggregate commitments entirely or when commitments are otherwise reduced to zero. Holdco will also pay funding interest equal to 0.50% of (a) the aggregate amount of loans under the Debt Bridge Credit Agreement made on the Closing Date and (b) the aggregate amount of loans outstanding under the Cash Bridge Credit Agreement on the date that is 30 days after the closing date thereof. Lastly, with respect to the Debt Bridge Credit Agreement, Holdco has also agreed to pay non-refundable duration interest on the 90th, 180th and 270th day after the Closing Date in an amount equal to the applicable duration fee percentage (ranging from 0.50% 90 days after the Closing Date to 1.00% 270 days after the Closing Date) of the aggregate principal amount of the loans outstanding under the Debt Bridge Credit Agreement on such day.

Holdco may voluntarily prepay the loans and terminate commitments under the Bridge Credit Agreements at any time without premium or penalty. The Bridge Credit Agreements require mandatory prepayments with the net cash proceeds of certain asset sales or debt or equity issuances subject to customary exceptions, reinvestment rights and minimums. In addition to the mandatory prepayments described above, the Cash Bridge Credit Agreement also requires mandatory prepayments with cash and cash equivalents of Elan and its subsidiaries to the extent the Transactions have been consummated and to the extent permitted by applicable law. The Bridge Credit Agreements also contains customary events of default, upon the occurrence of which, and so long as such event of default is continuing, the amounts outstanding will accrue interest at an increased rate and payments of such outstanding amounts could be accelerated by the lenders. In addition, the loan parties will be subject to certain affirmative and negative covenants under the Bridge Credit Agreements.
Permanent Credit Agreements
On September 6, 2013, Holdco entered into (i) a term loan credit agreement (the “Term Loan Credit Agreement”) among Holdco, the lenders from time to time party thereto, Barclays Bank plc, as Administrative Agent, HSBC Bank USA, N.A., as Syndication Agent and the other agents party thereto from time to time and (ii) a revolving credit agreement (the “Revolving Credit Agreement” and, together with the Term Loan Credit Agreement, the “Permanent Credit Agreements") among Holdco, the lenders and issuing banks from time to time party thereto, Barclays Bank plc, as Administrative Agent, HSBC Bank USA, N.A., as Syndication Agent, and the other agents party thereto from time to time. Under the Term Loan Credit Agreement, the lenders will provide Holdco with senior unsecured cash financing in two tranches. The tranche 1 loans are in the aggregate principal amount of up to $300.0 million and the tranche 2 loans are in the aggregate principal amount of up to $700.0 million. The tranche 1 loans under the Term Loan Credit Agreement mature on the second anniversary of the Transactions and the tranche 2 loans under the Term Loan Credit Agreement mature on the fifth anniversary of the Transactions. Beginning with the first full fiscal quarter after the consummation of the Transactions and each fiscal quarter thereafter, Holdco is required to repay an amount equal to 5% of the principal amount of the tranche 2 loans made on the Closing Date, with the unpaid principal amount of the tranche 2 loans outstanding due upon maturity. The Revolving Credit Agreement provides for borrowings thereunder up to $600.0 million, including subfacilities for letters of credit and swing line facilities. The obligations of the lenders under the Revolving Credit Agreement to extend loans and letters of credit mature on the fifth anniversary of the Transactions.
The Company and certain domestic subsidiaries of the Company shall accede to the Permanent Credit Agreements as guarantors simultaneously with the consummation of the Transactions and within sixty days of the Acquisition, Elan and certain of its subsidiaries shall accede to the Permanent Credit Agreements as guarantors.
The Permanent Credit Agreements include uncommitted incremental facilities, which, subject to certain conditions, provide for additional term loans and/or revolving loans in an aggregate amount not to exceed the sum of $350.0 million.
Holdco will use the proceeds from the borrowings under the Permanent Credit Agreements to (a) repay existing indebtedness of the Company on or prior to 60 days following the consummation of the Transactions, (b) to finance in part the Transactions and to pay fees and expenses in connection therewith (including in connection with hedging obligations), (c) general corporate purposes and working capital, and (d) additional acquisitions.
The Closing Date of the Permanent Credit Agreements is conditioned on, among other things, the consummation of the Transactions, accession of the Company and certain subsidiaries of the Company as guarantors, and absence of certain events of defaults under the Permanent Credit Agreements. The commitments under the Term Loan Credit Agreement automatically terminate on the earlier of (a) the funding and disbursement of the loans to Holdco on the Closing Date, (b) April 29, 2014 (or if all but certain regulatory conditions under the Transaction Agreement have been completed, July 29, 2014) or (c) certain other events.
Amounts outstanding under each Permanent Credit Agreement will bear interest, at Holdco’s option, either (a) at the alternate base rate (defined as the highest of (1) Administrative Agent’s prime rate, (2) the federal funds rate plus 0.50% and (3) the applicable interest rate for a eurodollar loan with a one month interest period beginning on such day plus 1.00% (“eurodollar rate”)) or (b) at the eurodollar rate plus, in each case, an applicable margin which shall range depending on the debt rating of Holdco. In addition, Holdco has agreed to pay a non-refundable ticking interest in an amount equal to (a) until the receipt of a publicly issued senior unsecured debt rating for Holdco by the rating agencies, 0.175% of the amount of the aggregate commitments in effect from the effective date of the Term Loan Credit Agreement, through the termination of the aggregate commitments entirely or when commitments are otherwise reduced to zero, and (b) after receipt of the credit ratings, the applicable ticking interest rate per annum through the termination of the aggregate commitments entirely or when commitments are otherwise reduced to zero.
In addition to paying interest on outstanding principal under the Permanent Credit Agreements, Holdco will be required to pay a commitment fee in respect of the unutilized commitments under the Revolving Credit Agreement which shall range depending on the debt rating of Holdco. Upon the issuance of letters of credit under the Revolving Credit Agreement, Holdco will be required to pay a fronting fee, customary issuance and administrative fees and a letter of credit fee equal to the applicable margin for LIBOR borrowings under the Revolving Credit Agreement.
Holdco may voluntarily prepay the loans and terminate commitments under the Permanent Credit Agreements at any time without premium or penalty.

The lenders under the Bridge Credit Agreements or the Permanent Credit Agreements or their affiliates have in the past engaged, and may in the future engage, in transactions with and perform services, including commercial banking, financial advisory and investment banking services, for Holdco, the Company and their respective affiliates in the ordinary course of business for which they have received or will receive customary fees and expenses. In addition, affiliates of certain of the lenders are providing advisory services to the Company in connection with the Merger.

The descriptions of the Transaction Agreement, the Conditions Appendix, the ERA and the Bridge Credit Agreements in this report have been included to provide information regarding their terms, do not purport to be complete and are subject to, and qualified in their entirety by reference to, the full text of the documents, which are attached hereto as Exhibits 2.1, 2.2, 2.3, 10.1 and 10.2 and are incorporated herein by reference. The Transaction Agreement, the Bridge Credit Agreements, and the Permanent Credit Agreements contain representations and warranties made by and to the parties thereto as of specific dates. The statements embodied in those representations and warranties were made only for purposes of the relevant contract between the parties thereto, were made solely for the benefit of such parties, are subject to qualifications and limitations agreement by such parties in connection with negotiating the terms of such contract, and in some cases were qualified by confidential disclosures made by such parties, which disclosures are not reflected in the relevant contract. In addition, certain representations and warranties may have been used for the purpose of allocating risk among the relevant parties rather than establishing matters as facts. None of the shareholders of the Company or Elan or any other third party should rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the Company, Elan, Holdco or any of their respective affiliates.

During the first quarter of fiscal 2014, the Company expensed approximately $14.5 million of acquisition costs for advisory, legal and other costs in connection with the pending Elan transaction, and capitalized $32.1 million of fees related primarily to the aforementioned financing agreements.

Fiscal 2013

Fera Pharmaceuticals, LLC – On June 17, 2013, the Company acquired an ophthalmic sterile ointment and solution product portfolio from Fera Pharmaceuticals, LLC ("Fera"), a privately-held specialty pharmaceutical company, for an up-front cash payment of $88.4 million plus potential future contingent consideration of up to approximately $22.2 million. See Note 4 regarding the valuation of the contingent consideration. During fiscal 2013, the Company incurred $0.1 million of acquisition costs, which were expensed in operations in the fourth quarter of fiscal 2013. The acquisition of this product portfolio expanded the Company's ophthalmic offerings and position within the Rx extended topical space.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Fera were included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations beginning June 17, 2013.

The preliminary allocation of the purchase price through September 28, 2013 was (in millions):

Inventory	$1.3
Goodwill	2.8
Other intangible assets - Developed product technology	107.0
Total assets acquired	111.1

Accrued customer programs	0.5
Total liabilities assumed	0.5
Net assets acquired	$110.6

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at September 28, 2013. Management is still in the process of verifying data and finalizing information related to the valuation and recording of deferred income taxes and the resulting effects on the value of goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained. The Company expects to finalize these matters within the measurement period.

Management assigned fair values to the developed product technology intangible assets through the relief from royalty method. The developed product technology assets are based on a 15-year useful life and amortized on a straight-line basis.

Velcera, Inc. – On April 1, 2013, the Company completed the acquisition of 100% of the shares of privately-held Velcera, Inc. ("Velcera") for $156.2 million, net of cash acquired. Velcera, through its FidoPharm subsidiary, is a leading companion pet health product company committed to providing consumers with best-in-class companion pet health products that contain the same active ingredients as branded veterinary products, but at a significantly lower cost. FidoPharm products, including the PetArmor® flea and tick products, are available at major retailers nationwide, offering consumers the benefits of convenience and cost savings to ensure the highest quality care for their pets. The acquisition complemented the Sergeant's business acquisition and further expanded the Company's Consumer Healthcare animal health category.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. During fiscal 2013, the Company had incurred $1.1 million of acquisition costs, the majority of which were expensed in operations in the third quarter of fiscal 2013. In addition, in conjunction with the acquisition, the Company incurred one-time restructuring and integration-related costs of $2.9 million and $2.7 million, respectively, both of which were expensed in operations in the fourth quarter of fiscal 2013. The Company incurred an additional $0.7 million of restructuring costs in the first quarter of fiscal 2014. See Note 15 for more information on the restructuring costs. The operating results for Velcera were included in the Consumer Healthcare segment of the Company's consolidated results of operations beginning April 1, 2013.

During the first quarter of fiscal 2014, the Company finalized the valuation of identified intangible assets, which resulted in a $3.0 million increase in other intangible assets and a corresponding decrease in goodwill. The measurement period adjustments did not have a material impact on the Company's consolidated statements of operations, balance sheets or cash flows, and, therefore the Company has not retrospectively adjusted its financial statements. The preliminary allocation of the purchase price through September 28, 2013 was (in millions):

Cash	$18.9
Accounts receivable	6.3
Inventory	9.7
Property and equipment	0.6
Deferred income tax assets	7.9
Goodwill	62.5
Other intangible assets	135.3
Other assets	0.4
Total assets acquired	241.6

Accounts payable	6.5
Accrued expenses	4.8
Deferred income tax liabilities	48.2
Other long-term liabilities	7.0
Total liabilities assumed	66.5
Net assets acquired	$175.1

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at September 28, 2013. Management is still in the process of verifying data and finalizing information related to the valuation and recording of deferred income taxes and the resulting effects on the value of goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained. The Company expects to finalize these matters within the measurement period.

The $62.5 million of goodwill was assigned to the Consumer Healthcare segment at the time of acquisition. The purchase price in excess of the value of Velcera's net assets reflects the strategic value the Company placed on the business. Similar to the Sergeant's acquisition below, the Company believes it will benefit from the development of the animal health store brand category, an adjacent category to the Company's retail customers of its existing store brand products. Goodwill is not amortized for financial reporting or tax purposes. See Note 6 regarding the timing of the Company’s annual goodwill impairment testing.

Other intangible assets acquired in the acquisition were valued as follows (in millions):

Distribution and license agreement	$116.0
Customer relationships	8.7
Trade name and trademarks	7.6
Non-compete agreements	3.0
Total intangible assets acquired	$135.3

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

Rosemont Pharmaceuticals Ltd. – On February 11, 2013, the Company acquired 100% of the shares of privately-held Rosemont Pharmaceuticals Ltd. ("Rosemont") for approximately $282.9 million in cash. Based in Leeds, U.K., Rosemont is a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. The acquisition expanded the global presence of the Company's Rx product offering into the U.K. and Europe.

During fiscal 2013, the Company had incurred $2.0 million of acquisition costs, the majority of which were expensed in operations in the third quarter of fiscal 2013.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Rosemont were included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations beginning February 11, 2013.

The preliminary allocation of the purchase price through September 28, 2013 was (in millions):

Cash	$2.1
Accounts receivable	10.6
Inventory	9.6
Property and equipment	13.1
Deferred income tax assets	0.2
Goodwill	145.9
Other intangible assets	148.2
Other assets	0.8
Total assets acquired	330.5

Accounts payable	2.6
Accrued expenses	6.5
Deferred tax liabilities	36.0
Other long-term liabilities	2.5
Total liabilities assumed	47.6
Net assets acquired	$282.9

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at September 28, 2013. Management is still in the process of verifying data and finalizing information related to the valuation and recording of deferred income taxes and the resulting effects on the value of goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained. The Company expects to finalize these matters within the measurement period.

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

Other intangible assets acquired in the acquisition were valued as follows (in millions):

Developed product technology	$114.6
In-process research and development ("IPR&D")	11.2
Trade name and trademarks	17.3
Distribution and license agreements	3.6
Non-compete agreements	1.5
Total intangible assets acquired	$148.2

Management assigned fair values to the identifiable intangible assets through a combination of the excess earnings method, the relief from royalty method and the lost income method. The developed product technology assets are based on a 7-year useful life and amortized on a straight-line basis. IPR&D assets initially recognized at fair value will be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. An IPR&D asset is tested for impairment during the period it is considered an indefinite-lived asset. As of September 28, 2013, the IPR&D assets acquired in the acquisition have not progressed to the point of establishing developed technologies. For the trade name and trademarks, the Company concluded that there is no foreseeable limit to the period over which they would be expected to contribute to the entity's cash flows; therefore, they are considered to have an indefinite life. The distribution and license agreements are based on a 14-year useful life and amortized on a proportionate basis consistent with the economic benefits derived therefrom. There is one non-compete agreement based on a 3-year useful life, which is amortized on a straight-line basis.

At the time of the acquisition, a step-up in the value of inventory of $3.2 million was recorded in the opening balance sheet as assets acquired and was based on valuation estimates. The step-up in inventory value was charged to cost of sales as the acquired inventory was sold during the third and fourth quarters of fiscal 2013. In addition, fixed assets were written up by $4.9 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets

Cobrek Pharmaceuticals, Inc. – On December 28, 2012, the Company acquired the remaining 81.5% interest of Cobrek Pharmaceuticals, Inc. ("Cobrek"), a privately-held drug development company, for $42.0 million in cash. In May 2008, the Company acquired an 18.5% minority stake in Cobrek for $12.6 million in conjunction with entering into a product development collaborative partnership agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and had an additional two U.S. Food and Drug Administration ("FDA") approved foam-based products, both of which were launched in the Company's third quarter of fiscal 2013. Cobrek derives its earnings stream primarily from exclusive technology agreements. The acquisition of Cobrek further strengthened the Company's position in foam-based technologies for existing and future U.S. Rx products.

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

Final Valuation
Other assets	$0.3
Deferred income tax assets	3.6
Goodwill	15.3
Other intangible assets - Exclusive technology agreements	51.1
Deferred tax liabilities	(18.8)
Total purchase price	$51.5

The total purchase price above consists of the $42.0 million cash purchase price and the $9.5 million adjusted basis of the Company's existing investment in Cobrek. The $15.3 million of goodwill was assigned to the Rx Pharmaceuticals segment at the time of acquisition. Goodwill is not amortized for financial reporting or tax purposes.

Management assigned fair values to the identifiable intangible assets by estimating the discounted forecasted cash flows related to the technology agreements. The estimated useful lives of the agreements are 12 years, and they are amortized on a proportionate basis consistent with the economic benefits derived therefrom.

Sergeant's Pet Care Products, Inc. – On October 1, 2012, the Company completed the acquisition of substantially all of the assets of privately-held Sergeant's Pet Care Products, Inc. ("Sergeant's") for $285.0 million in cash. Headquartered in Omaha, Nebraska, Sergeant's is a leading supplier of animal health products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition expanded the Company's Consumer Healthcare product portfolio into the animal health category. During fiscal 2013, the Company had incurred approximately $2.0 million of acquisition costs, the majority of which were expensed in the first quarter of fiscal 2013.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Sergeant's were included in the Consumer Healthcare segment of the Company's consolidated results of operations beginning October 1, 2012.

During the measurement period, which ended March 30, 2013, the Company finalized the valuation of identified intangible assets, which resulted in a $12.0 million decrease in other intangible assets and a corresponding increase in goodwill. The measurement period adjustments did not have a material impact on the Company's consolidated statements of operations, balance sheets or cash flows, and, therefore the Company has not retrospectively adjusted its financial statements. The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Sergeant's acquisition (in millions):

Final Valuation
Accounts receivable	$19.7
Inventory	37.7
Property and equipment	25.4
Deferred income tax assets	1.5
Goodwill	80.2
Other intangible assets	135.4
Other assets	3.0
Total assets acquired	302.9

Accounts payable	13.7
Accrued expenses	4.2
Total liabilities assumed	17.9
Net assets acquired	$285.0

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

Other intangible assets acquired in the acquisition were valued as follows (in millions):

Developed product technology	$66.1
Trade name and trademarks	33.0
Favorable supply agreement	25.0
Customer relationships	10.0
Non-compete agreements	1.3
Total intangible assets acquired	$135.4

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

NOTE 3 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	September 28, 2013	September 29, 2012
Numerator:
Net income	$111.4	$105.6

Denominator:
Weighted average shares outstanding for basic EPS	94.2	93.6
Dilutive effect of share-based awards	0.5	0.7
Weighted average shares outstanding for diluted EPS	94.7	94.3

Share-based awards outstanding that were anti-dilutive were 69 thousand and 112 thousand for the first quarter of fiscal 2014 and 2013, respectively. These share-based awards were excluded from the diluted EPS calculation.

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

The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of September 28, 2013, June 29, 2013, and September 29, 2012 (in millions):

	Fair Value Measurements as of September 28, 2013 Using:
	Total as of September 28, 2013	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$710.3	$710.3	$—	$—
Foreign currency forward contracts	7.5	—	7.5	—
Interest rate swap agreements	6.7	—	6.7	—
Funds associated with Israeli post employment benefits	17.7	—	17.7	—
Total	$742.2	$710.3	$31.9	$—
Liabilities:
Contingent consideration	$22.2	$—	$—	$22.2
Foreign currency forward contracts	0.2	—	0.2	—
Interest rate swap agreements	26.5	—	26.5	—
Total	$48.9	$—	$26.7	$22.2

	Fair Value Measurements as of June 29, 2013 Using:
	Total as of June 29, 2013	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$697.7	$697.7	$—	$—
Funds associated with Israeli post employment benefits	16.1	—	16.1	—
Foreign currency forward contracts, net	7.6	—	7.6	—
Total	$721.4	$697.7	$23.7	$—
Liabilities:
Contingent consideration	$22.2	$—	$—	$22.2
Interest rate swap agreements	10.8	—	10.8	—
Total	$33.0	$—	$10.8	$22.2

	Fair Value Measurements as of September 29, 2012 Using:
	Total as of September 29, 2012	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$260.5	$260.5	$—	$—
Investment securities	6.5	—	—	6.5
Funds associated with Israeli post employment benefits	15.2	—	15.2	—
Total	$282.2	$260.5	$15.2	$6.5
Liabilities:
Contingent consideration	$0.9	$—	$—	$0.9
Foreign currency forward contracts, net	1.5	—	1.5	—
Interest rate swap agreements	15.1	—	15.1	—
Total	$17.5	$—	$16.6	$0.9

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value. As of September 28, 2013, the carrying value and fair value of the Company’s fixed rate long-term debt were $1,562.0 million and $1,559.0 million, respectively. As of June 29, 2013, the carrying value and fair value of the Company’s fixed rate long-term debt were $1,561.9 million and $1,541.8 million, respectively. As of September 29, 2012, the carrying value and fair value of the Company’s fixed rate long-term debt were $965.0 million and $1,049.0 million, respectively. Fair values were calculated by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities. There were no transfers between Level 1 and Level 2 during the three months ended September 28, 2013. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of September 28, 2013, the Company had $17.7 million deposited in funds managed by financial institutions that are designated by management to cover post employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

As a result of the acquisition of Fera completed on June 17, 2013, the Company recorded a contingent consideration liability of $22.2 million on the acquisition date based upon the estimated fair value of contingent payments to the seller. These estimates include $18.0 million associated with certain contingencies on one product within the portfolio acquired, along with $4.2 million related to a 15-month indemnification period. The fair value measurements for this liability were valued using Level 3 inputs, which included estimates around probability-weighted outcomes and discount rates. During the first quarter of fiscal 2014, the Company updated the estimated fair value of the contingent consideration and determined there was no change to the initial value.

The following table presents a rollforward of the assets and liabilities measured at fair value using unobservable inputs (Level 3) at September 28, 2013 (in millions):

	Investment Securities (Level 3)	Contingent Consideration (Level 3)
Balance as of September 29, 2012	$6.5	$0.9
Unrealized gain on auction rate securities	2.1	—
Sale of auction rate securities	(8.6)	—
New Level 3 item - Fera	—	22.2
Write-off of CanAm contingent consideration	—	(0.9)
Balance as of June 29, 2013	—	22.2
Payments	—	—
Balance as of September 28, 2013	$—	$22.2

NOTE 5 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows (in millions):

	September 28, 2013	June 29, 2013	September 29, 2012
Finished goods	$352.3	$333.9	$255.9
Work in process	175.7	182.4	178.2
Raw materials	193.4	187.6	164.7
Total inventories	$721.4	$703.9	$598.8

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth fiscal quarter for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Total
Balance as of September 29, 2012	$141.3	$331.7	$220.5	$86.3	$779.8
Business acquisitions	144.7	—	163.9	—	308.6
Currency translation adjustment	(6.1)	—	1.1	5.9	0.9
Balance as of June 29, 2013	279.9	331.7	385.5	92.2	1,089.3
Purchase accounting adjustments	(1.9)	—	0.1	—	(1.8)
Currency translation adjustment	3.9	—	10.4	1.8	16.1
Balance as of September 28, 2013	$281.9	$331.7	$396.0	$94.0	$1,103.6

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	September 28, 2013		June 29, 2013		September 29, 2012
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Developed product technology/formulation and product rights	$905.6	$226.6	$896.8	$204.6	$542.2	$152.6
Customer relationships	360.2	79.0	358.2	72.4	342.4	56.3
Distribution, license and supply agreements	196.2	31.1	192.7	28.9	52.6	24.9
Non-compete agreements	13.4	6.9	13.3	6.0	7.9	4.3
Trademarks	12.8	4.5	12.7	4.2	4.8	0.7
Total	1,488.2	348.1	1,473.7	316.1	949.9	238.8
Non-amortizable intangibles:
In-process research and development	28.5	—	27.8	—	35.0	—
Trade names and trademarks	58.2	—	57.0	—	7.5	—
Total other intangible assets	$1,574.9	$348.1	$1,558.5	$316.1	$992.4	$238.8

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $29.8 million and $18.8 million for the first quarter of fiscal 2014 and 2013, respectively, for intangible assets subject to amortization. The increase in amortization expense was due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired as part of the Rosemont, Sergeant's, Cobrek and Velcera acquisitions.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. No estimate of future amortization expense related to the Elan transaction has been included in the table below (see Note 2). The estimated amortization expense for each of the following five years is as follows (in millions):

Fiscal Year	Amount
2014(1)	$89.9
2015	130.2
2016	140.5
2017	136.9
2018	130.0
(1) Reflects remaining nine months of fiscal 2014.

NOTE 7 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

	September 28, 2013	June 29, 2013	September 29, 2012
Short-term debt:
Foreign line of credit	$6.1	$5.0	$1.6
Current portion of long-term debt:
Term loans	40.0	40.0	40.0
Other	1.2	1.2	—
Total	47.3	46.2	41.6
Long-term debt, less current portion:
Term loans	360.0	360.0	360.0
Public bond	597.0	596.9	—
Senior notes	973.4	965.0	965.0
Other	5.6	5.9	4.8
Total	1,936.0	1,927.8	1,329.8
Total debt	$1,983.3	$1,974.0	$1,371.4
On October 26, 2011, the Company and certain of its subsidiaries entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the "2011 Credit Agreement"). The 2011 Credit Agreement provides for revolving loan and term loan commitments of $400.0 million each, subject to increase or decrease as specified in the 2011 Credit Agreement. The term loan commitment was funded in full on November 3, 2011 and remains outstanding as of September 28, 2013. No revolving loans were outstanding as of September 28, 2013. Revolving and term loans bear interest, at the election of the Company, at either (i) the Adjusted LIBO Rate plus the Applicable Margin or (ii) the Alternate Base Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. In each case the Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. At September 28, 2013, the weighted average interest rate of the term loan was 1.5625%. The maturity date of the term loan and the final maturity date of any revolving loan was initially November 3, 2016, subject to mandatory partial repayments of the term loan in the amount of $40.0 million on each of the first four annual anniversary dates of the funding. Such maturity dates and partial payment dates each were extended for one year pursuant to an amendment dated November 20, 2012, which is described below. The obligations under the 2011 Credit Agreement initially were guaranteed by certain subsidiaries of the Company and by a pledge of partial equity interests of certain foreign subsidiaries. In the fourth quarter of fiscal 2013, such guaranties and equity pledges subsequently were eliminated pursuant to the November 20, 2012 amendment. On November 5, 2012, the Company made a $40.0 million scheduled repayment of the term loan commitment. Subsequently, in conjunction with the November 20, 2012 amendment, the aggregate term loan commitment was restored to the original $400.0 million. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type. The 2011 Credit Agreement has been amended three times as follows:

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

The Company's India subsidiary has a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. ("HSBC") with a maximum limit of approximately $5.1 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.5% as of September 28, 2013, June 29, 2013 and September 29, 2012. The Company had $4.4 million, $4.6 million and $4.8 million outstanding on this line as of September 28, 2013, June 29, 2013, and September 29, 2012, respectively.

On July 3, 2013, the Company’s India subsidiary amended its short-term credit line with HSBC to increase the aggregate amount to approximately $7.7 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.7% as of September 28, 2013, and 11.5% as of both June 29, 2013 and September 29, 2012. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $6.1 million, $5.0 million and $1.6 million outstanding on this line of credit as of September 28, 2013, June 29, 2013 and September 29, 2012, respectively.

As of September 28, 2013, the Company also had certain capital lease obligations totaling $2.3 million.
On May 29, 2008, the Company entered into a Master Note Purchase Agreement (“Note Agreement”) with various institutional investors providing for the issuance of senior notes by private placement on that date of 1) $75 million 5.97% Senior Notes due May 29, 2015 and 2) $125.0 million 6.37% Senior Notes due May 29, 2016 (collectively, “Series A Notes"). On April 30, 2010, the Company entered into a First Supplement to the Note Agreement (“First Supplement”) with various institutional investors providing for the issuance of senior notes by private placement on that date of 1) $115 million 4.91% Senior Notes due April 30, 2017, 2) $150 million 5.45% Senior Notes due April 30, 2020 and 3) $150 million 5.55% Senior notes dues April 30, 2022 (collectively, “Series B Notes”). On September 1, 2011, the Company entered into a Second Supplement to the Note Agreement (“Second Supplement”) with various institutional investors providing for the issuance of senior notes by private placement on September 30, 2011 of 1) $75.0 million 4.27% Senior Notes due September 30, 2021 and 2) $100.0 million 4.67% Senior Notes due September 30, 2026, and the issuance of senior notes by private placement on December 15, 2011 of $175.0 million 4.52% Senior Notes due December 15, 2023 (collectively, “Series C Notes"). The Series A Notes, Series B Notes and Series C Notes (collectively, “Senior Notes”) are subject to restrictive covenants applying to, among other things, minimum interest coverage ratio, maximum debt-to-EBITDA ratio and limitations on liens, mergers or consolidations and sales of assets. The obligations under the Senior Notes are guaranteed and secured ratably with the 2011 Credit Agreement. The Company may at any time prepay, together with applicable make-whole premiums, all or any part of the Senior Notes subject to the terms specified in the Note Agreement and must offer to prepay the Senior Notes upon a change of control (as defined in the Note Agreement). On August 30, 2013, in conjunction with the expected completion of the previously announced Elan acquisition, the Company entered into a Second Amendment and Waiver to Master Note Purchase Agreement with all institutional investors then party to the Note Agreement, the First Supplement or the Second Supplement granting the Company a limited waiver of certain provisions in the Note Agreement that could potentially be breached upon the closing of the Elan acquisition, provided the Company agreed to repay the Senior Notes in full at a make-whole premium contemporaneously with the closing of the Elan acquisition. Also, in anticipation of the acquisition of Elan, during the first quarter of fiscal 2014, the Company entered into three pay-floating interest rate swaps with a total notional amount of $425 million that hedge a portion of the Company's Senior Notes. These swaps have been designated as fair value hedges as described in Note 9. As of September 28, 2013, the Company had recorded an $8.4 million loss as an increase to the Company's Senior Notes as a result of adjusting the underlying debt to market value. See Note 9 for additional details.

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

Elan Financings

On July 28, 2013, Holdco, the holding company that will become the ultimate parent company of the Company and Elan as a result of the Transactions, entered into the Bridge Credit Agreements (as described in Note 2 above). The Bridge Credit Agreements provide senior unsecured financing in aggregate principal amounts up to $2.65 billion under the Debt Bridge Credit Agreement (such commitment having been reduced to $1.65 billion upon completion of the Term Loan Credit Agreement on September 6, 2013, as described below) and up to $1.7 billion under the Cash Bridge Credit Agreement. The Company and certain domestic subsidiaries shall accede to the Bridge Credit Agreements as guarantors simultaneously with the consummation of the Bridge Credit Agreements and, within 60 days of the Acquisition, Elan and certain of its subsidiaries shall accede to the Bridge Credit Agreement as guarantors. Commitments under the Bridge Credit Agreements will terminate automatically on the earlier of a) the funding and disbursement of the loans to Holdco on the Closing Date, b) April 29, 2014 (or, if all but certain regulatory conditions in the Acquisition have been completed, July 29, 2014) or c) certain other events. Amounts outstanding under each of the Bridge Credit Agreements will bear interest at Holdco’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the Bridge Credit Agreements. Holdco also will pay a non-refundable ticking interest from July 28, 2013 in the case of the Cash Bridge Credit Agreement and from August 27, 2013 in the case of the Debt Bridge Credit Agreement, as described in the Bridge Credit Agreements. Repayment of the loans will be due 60 days after the Closing Date in the case of the Cash Bridge Credit Agreement and 360 days after the Closing Date in the case of the Debt Bridge Credit Agreement. As of September 28, 2013, no loans were outstanding under the Bridge Credit Agreements.

On September 6, 2013, Holdco entered into the Permanent Credit Agreements (as described in Note 2 above). The Permanent Credit Agreements provide senior unsecured financing in aggregate principal amounts of $1.0 billion under the Term Loan Credit Agreement (provided through tranche 1 in the amount of $300.0 million maturing as of the second anniversary of the Acquisition Closing Date and tranche 2 in the amount of $700.0 million maturing as of the fifth anniversary of the Acquisition Closing Date) and up to $600.0 million under the Revolving Credit Agreement that will expire on the fifth anniversary of the Acquisition Closing Date. Obligations of Holdco under the Permanent Credit Agreements are guaranteed by the Company, certain domestic subsidiaries of the Company and, following completion of the Elan acquisition, by Elan and certain subsidiaries of Elan. Both tranches of the Term Loan Credit Agreement will be funded as of the Acquisition Closing Date, and funding under the Revolving Credit Agreement will become available as of the the Acquisition Closing Date. Amounts outstanding under each of the Permanent Credit Agreements will bear interest at Holdco’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the Permanent Credit Agreements. As of September 28, 2013, no loans were outstanding under the Permanent Credit Agreements.

In addition to the Company’s cash on hand, in each case, the Bridge Credit Agreements and the Term Loan Credit Agreement will be available to Holdco to finance the cash portion of the Transactions, pay fees and expenses related to the Transactions and refinance the Company’s existing indebtedness including the Bonds, the 2011 Credit Agreement and the Senior Notes.
NOTE 8 – ACCOUNTS RECEIVABLE SECURITIZATION

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

The Securitization Program is a three-year program, expiring June 13, 2014. During the second quarter of fiscal 2013, the Company amended the terms of the Securitization Program effectively increasing the amount the Company can borrow to $200.0 million. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110.0 million, $60.0 million and $30.0 million, respectively, effectively allowing the Company to borrow up to a total amount of $200.0 million, subject to a Maximum Net Investment calculation as defined in the agreement. At September 28, 2013, $200.0 million was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $200.0 million commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program will be classified as debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. The Company had no borrowings outstanding under the Securitization Program as of September 28, 2013, June 29, 2013, or September 29, 2012.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company utilizes derivative financial instruments to manage exposure to certain risks related to the Company's ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk and foreign currency exchange risk. The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $1,679.6 million, $494.9 million and $450.7 million at September 28, 2013, June 29, 2013, and September 29, 2012, respectively. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

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

Interest Rate Risk Management - The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on cash flows and the market value of the Company's borrowings. The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, the Company may enter into treasury-lock agreements ("T-Locks") and interest rate swap agreements on certain investing and borrowing transactions to manage its interest rate changes and to reduce its overall cost of borrowing.

Foreign Currency Exchange Risk Management - The Company conducts business in several major international currencies and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on business operations. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenue and expenses.

Fair Value Hedges

In anticipation of the acquisition of Elan, during the first quarter of fiscal 2014, the Company entered into three pay-floating interest rate swaps with a total notional amount of $425 million that hedge a portion of the Company's Senior Notes. These swaps have been designated as fair value hedges of the Company's fixed rate debt. At September 28, 2013, the interest rate swaps and underlying fixed-rate debt were adjusted to market value, resulting in the Company recording a net hedge ineffectiveness loss of $1.7 million in other expense (income), net for the first quarter of fiscal 2014.

The Company entered into the pay-floating interest swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in other (income) expense, net. Any ineffective portion of the change in fair value is immediately recognized in earnings.

Cash Flow Hedges

The Company enters into derivative instruments to hedge its exposure to changes in cash flows attributable to interest rate and foreign currency fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

The Company enters into forward interest rate swaps to manage variability of expected future cash flows from changing interest rates. During the first quarter of fiscal 2014, the Company entered into forward interest rate swap agreements to hedge against changes in interest rates that could impact the Company's expected future financing of the acquisition of Elan. These swaps are designated as cash flow hedges of expected future debt issuances with a notional amount totaling $725 million. These agreements hedge the variability in future probable interest payments due to changes in the benchmark interest rate between the date the swap agreements were entered into and the expected date of future debt issuances in fiscal 2014, at which time these agreements are intended to be settled.

The Company’s foreign currency hedging program includes cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of 15 months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of 15 months. The Company did not have any foreign currency put or call contracts as of September 28, 2013.

Economic (Non-Designated) Hedges

The Company enters into foreign currency contracts to manage its foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other income (expense), net at the end of each period.

The effects of all derivative instruments on the Company’s condensed consolidated balance sheets as of September 28, 2013, June 29, 2013, and September 29, 2012, and on the Company’s income and OCI for the three months ended September 28, 2013, and September 29, 2012, were as follows (amounts presented exclude any income tax effects) (in millions):
Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet
(Designated as (non)hedging instruments)

	Asset Derivatives
	Balance Sheet Presentation	Fair Value
		September 28, 2013	June 29, 2013	September 29, 2012
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$6.9	$7.2	$1.6
Interest rate swap agreements	Other non-current assets	6.7	—	—
Total hedging derivatives		$13.6	$7.2	$1.6
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$0.6	$0.8	$0.6
Total non-hedging derivatives		$0.6	$0.8	$0.6

	Liability Derivatives
	Balance Sheet Presentation	Fair Value
		September 28, 2013	June 29, 2013	September 29, 2012
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$—	$0.2	$3.5
Interest rate swap agreements	Other non-current liabilities	26.5	10.8	15.1
Total hedging derivatives		$26.5	$11.0	$18.6
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.2	$0.2	$0.2
Total non-hedging derivatives		$0.2	$0.2	$0.2

Effects of Derivative Instruments on Income and OCI for the three months ended September 28, 2013, and September 29, 2012

Derivatives in Fair Value Hedge Relationships	Location and Amount of Gain/(Loss) Recognized into Income			Hedged Item in Fair Value Hedge Relationship	Location and Amount of Gain/(Loss) Recognized in Income on Related Hedged Item
		September 28, 2013	September 29, 2012			September 28, 2013	September 29, 2012
Interest rate swap agreements	Other income (expense), net	$6.7	$—	Fixed-rate debt	Other income (expense), net	$(8.4)	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 28, 2013	September 29, 2012		September 28, 2013	September 29, 2012		September 28, 2013	September 29, 2012
T-Locks	$—	$—	Interest, net	$0.1	$0.1	Interest, net	$—	$—
Interest rate swap agreements	(15.7)	(0.4)	Interest, net	(1.3)	(1.2)	Interest, net	—	—
Foreign currency forward contracts	2.7	(0.1)	Net sales	0.7	(0.1)	Net sales	—	—
			Cost of sales	(1.0)	(1.7)	Cost of sales	(0.4)	—
			Interest, net	0.1	—
			Other income (expense), net	1.0	(0.5)
Total	$(13.0)	$(0.5)		$(0.4)	$(3.4)		$(0.4)	$—

The Company also has forward foreign currency contracts that are not designated as hedging instruments and recognizes the gain/(loss) associated with these contracts in other income (expense), net. For the three months ended September 28, 2013, and September 29, 2012, the Company recorded a loss of $1.5 million and $0.2 million, respectively, related to these contracts. The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in other income (expense), net.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company issued 264 thousand and 466 thousand shares related to the exercise and vesting of share-based compensation during the first quarter of fiscal 2014 and 2013, respectively.

The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During the three months ended September 28, 2013, the Company repurchased 61 thousand shares of its common stock for $7.3 million in private party transactions. During the three months ended September 29, 2012, the Company repurchased 110 thousand shares of its common stock for $12.2 million in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in the Company's AOCI balances, net of tax, for the three months ended September 28, 2013 were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Post- retirement liability adjustments, net of tax	Total AOCI
Balance as of June 29, 2013	$(4.5)	$80.6	$0.9	$77.0
OCI before reclassifications	(10.9)	36.6	—	25.7
Amounts reclassified from AOCI	1.7	—	(0.1)	1.6
Net current-period OCI	(9.2)	36.6	(0.1)	27.3
Balance as of September 28, 2013	$(13.7)	$117.2	$0.8	$104.3

The following table provides details about reclassifications out of AOCI for the three months ended September 28, 2013 (in millions):

Detail of AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Statements of Income
Cash Flow Hedges (Note 9):
T-Locks	$(0.1)	Interest, net
Interest rate swap agreements	1.3	Interest, net
Foreign currency forward contracts	(0.7)	Net sales
Foreign currency forward contracts	1.0	Cost of sales
Foreign currency forward contracts	(0.1)	Interest, net
Foreign currency forward contracts	(1.0)	Other expense (income), net
Total before tax	0.4
Tax effect	(1.3)	Income tax expense
Net of tax	$1.7

NOTE 12 – INCOME TAXES

The effective tax rate on income was 29.2% and 25.0% for the first quarter of fiscal 2014 and 2013, respectively. The effective tax rate for the first quarter of fiscal 2014 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below. The effective tax rate for the first quarter of fiscal 2013 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7.5 million, related to various audit resolutions and statute expirations.

Foreign source income before tax for the first quarter of fiscal 2014 was 36% of pre-tax earnings, down from 41% in the same period of fiscal 2013.

In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates are applicable to the Company as of the first quarter of fiscal 2014 and have unfavorably impacted the effective tax rate in the amount of $1.8 million.

In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates are applicable to the Company as of the first quarter of fiscal 2014 and have favorably impacted the effective tax rate in the amount of $4.7 million.
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
The total amount of unrecognized tax benefits was $129.7 million and $122.3 million as of September 28, 2013 and June 29, 2013, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $26.4 million and $24.3 million as of September 28, 2013 and June 29, 2013, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
In addition to the discussions below, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of September 28, 2013, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further development in accordance with ASC 450-20-25. Other than what is disclosed below, the Company considers the remainder of litigation matters to be immaterial individually and in aggregate.

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

The nine applications arose from the 2011 launch of a reformulated version of Eltroxin in Israel. The applications generally alleged that the respondents (a) failed to timely inform patients, pharmacists and physicians about the change in the formulation; and (b) failed to inform physicians about the need to monitor patients taking the new formulation in order to confirm patients were receiving the appropriate dose of the drug. As a result, claimants allege they incurred the following damages: (a) purchases of product that otherwise would not have been made by patients had they been aware of the reformulation; (b) adverse events to some patients resulting from an imbalance of thyroid functions that could have been avoided; and (c) harm resulting from the patients' lack of informed consent prior to the use of the reformulation.

All nine applications were transferred to one court in order to determine whether to consolidate any of the nine applications. On July 19, 2012, the court dismissed one of the applications and ordered that the remaining eight applications be consolidated into one application. On September 19, 2012, a consolidated motion to certify the eight individual motions was filed by lead counsel for the claimants. Generally, the allegations in the consolidated motion are the same as those set forth in the individual motions; however, the consolidated motion excluded the manufacturer of the reformulated Eltroxin as a respondent. Several hearing dates on whether or not to certify the consolidated application are scheduled for December 2013. As this matter is in its early stages, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

Ramat Hovav

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72.5 million, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. On January 9, 2013, the District Court of Beer-Sheva ruled in favor of the Company. On February 20, 2013, the plaintiffs filed an appeal to the Supreme Court, which has scheduled a hearing on this matter on March 26, 2014. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

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

	Consumer Healthcare	Nutritionals	Rx Pharmaceuticals	API	Other	Unallocated expenses	Total(1)
Three Months Ended September 28, 2013
Net sales	$538.5	$129.0	$203.6	$43.2	$19.1	$—	$933.4
Operating income	$89.9	$7.7	$83.1	$22.4	$1.2	$(24.6)	$179.7
Amortization of intangibles	$5.3	$7.4	$16.2	$0.5	$0.4	$—	$29.8
Total assets	$2,508.6	$930.7	$1,669.0	$295.2	$105.3	$—	$5,508.8

Three Months Ended September 29, 2012
Net sales	$450.4	$103.4	$162.9	$36.4	$16.6	$—	$769.8
Operating income	$79.3	$3.9	$68.5	$13.3	$0.4	$(8.8)	$156.6
Amortization of intangibles	$2.2	$7.3	$8.4	$0.5	$0.4	$—	$18.8
Total assets	$1,701.2	$959.7	$1,097.2	$267.0	$92.3	$—	$4,117.4
(1) Amounts may not cross-foot due to rounding.

NOTE 15 – RESTRUCTURING

Minnesota

During the first quarter of fiscal 2014, the Company made the decision to restructure its workforce at its Minnesota location in an effort to consolidate specific global administrative functions. As a result of this plan, the Company incurred restructuring costs of approximately $1.4 million in its Rx Pharmaceuticals segment during the first quarter of fiscal 2014 related to employee termination benefits for approximately 40 employees at its Minnesota location. The charge for employee termination benefits was included in the restructuring line of the consolidated statement of income for the first quarter of fiscal 2014. The Company expects to pay out these termination benefits during fiscal 2014. Additional restructuring costs are not expected to be material.

Velcera

In connection with the Velcera acquisition, the Company incurred restructuring costs of $2.9 million in its Consumer Healthcare segment during the fourth quarter of fiscal 2013 related to employee termination benefits for 22 employees. During the first quarter of fiscal 2014, the Company incurred additional restructuring costs of $0.7 million related to employee termination benefits. The charge for employee termination benefits was included in the restructuring line of the consolidated statement of income for the first quarter of fiscal 2014. The Company expects to pay out the remaining termination benefits in the second quarter of fiscal 2014. Additional restructuring costs are not expected to be material.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEARS 2014 AND 2013

EXECUTIVE OVERVIEW

Perrigo Company (the "Company") traces its history back to 1887. What was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 47 billion oral solid doses and more than two billion liquid doses, as well as dozens of other product forms, each year. The Company’s mission is to offer “Quality, Affordable Healthcare ProductsTM”, and it does so across a wide variety of product categories primarily in the United States ("U.S."), United Kingdom ("U.K."), Mexico, Israel and Australia, and distributes into dozens of other markets around the world, including Canada, China and Latin America.

Segments – The Company has four reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals and API. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment.

•
The Consumer Healthcare ("CHC") segment is the world’s largest store brand manufacturer of over-the-counter ("OTC") pharmaceutical products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, animal health, and secondary product categories include feminine hygiene, diabetes care and dermatological care.

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

•
The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, vitamin, mineral and dietary supplement ("VMS") products, and oral electrolyte solution ("OES") products to retailers, distributors and consumers primarily in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets store brand products that are comparable in quality and formulation to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended. Store brands, which offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration ("FDA") requirements as the national brands. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.

•
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription ("Rx") drugs primarily for the U.S. market. The Company defines this portfolio as predominantly “extended topical” and "specialty" as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions and powders. The portfolio also includes select controlled substances, injectables, hormones, oral solid dosage forms and oral liquid formulations. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have formulations that are more difficult and costly to develop and launch (e.g., extended topicals, specialty solutions or products containing controlled substances). In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 100 ORx® products that are reimbursable through many health plans and Medicaid and Medicare programs.

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

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company, all majority-owned subsidiaries and variable-interest entities ("VIE"). Activities related to VIEs are immaterial. All intercompany transactions and balances have been eliminated in consolidation.

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. In addition, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the three months ended September 28, 2013, are not necessarily indicative of the results that may be expected for a full fiscal year.
Consolidated Results

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 28, 2013	September 29, 2012
Net sales	$933.4	$769.8	$163.6	21%
Gross profit	$356.3	$285.3	$71.0	25%
Gross profit %	38.2%	37.1%	110 bps
Operating expenses	$176.6	$128.7	$47.9	37%
Operating expenses %	18.9%	16.7%	220 bps
Operating income	$179.7	$156.6	$23.1	15%
Operating income %	19.3%	20.3%	-100 bps
Interest and other, net	$22.4	$15.8	$6.6	42%
Income taxes	$45.9	$35.2	$10.7	30%
Net income	$111.4	$105.6	$5.8	5%

Current Quarter Results – The increase in net sales for the first quarter of fiscal 2014 was driven primarily by $64.4 million of incremental net sales attributable to acquisitions of Sergeant's, Rosemont, Fera and Velcera (the "fiscal 2013 acquisitions"), new product sales of $54 million, and an increase in sales volumes of existing products in almost all segments. First quarter fiscal 2014 gross profit also increased in line with the increase in net sales, and operating expenses included incremental expenses attributable to the fiscal 2013 acquisitions.

Further details related to current year results, including results by segment, are included below under Results of Operations.

Elan

On July 28, 2013, the Company entered into the Transaction Agreement, under the terms of which Perrigo Company Limited (formerly known as Blisfont Limited), a company organized under the laws of Ireland (“Holdco”) will acquire Elan pursuant to the Scheme and MergerSub will merge with and into the Company, with the Company continuing as the surviving corporation of the Merger. The Transactions are subject to the satisfaction of various closing conditions, including the adoption and approval of the Transaction Agreement by the Company’s shareholders. For additional details on the Transaction Agreement and the Transactions, see the section titled “Elan Corporation plc” in Item 1 “Financial Statements” - Note 2 “Business Acquisitions” above.
On July 28, 2013, Holdco entered into the Bridge Credit Agreements, under the terms of which the lenders will provide Holdco with senior unsecured debt financing in an aggregate principal amount of up to $2.65 billion and senior unsecured cash financing in an aggregate principal amount of up to $1.7 billion. Effective September 6, 2013, Holdco terminated the $1.0 billion tranche 2 commitments under the Debt Bridge Credit Agreement. The $1.65 billion tranche 1 commitments under the Debt Bridge Credit Agreement remain outstanding.
On September 6, 2013, Holdco entered into (i) the Term Loan Credit Agreement and (ii) the Revolving Credit Agreement. Under the Term Loan Credit Agreement, the lenders will provide Holdco with senior unsecured cash financing in two tranches. The tranche 1 loans are in the aggregate principal amount of up to $300.0 million and the tranche 2 loans are in the aggregate principal amount of up to $700.0 million. The Revolving Credit Agreement provides for borrowings thereunder up to $600.0 million, including subfacilities for letters of credit and swing line facilities.
For additional details on the Bridge Credit Agreements, see the sections titled “Bridge Credit Agreements” and “Permanent Credit Agreements” in Item 1 “Financial Statements” - Note 2 above.
Events Impacting Future Results

In January 2012, a branded competitor in the OTC market began to experience certain quality issues at one of its facilities, causing it to temporarily shut down the facility. Due to this situation, the Company experienced an increase in demand for its OTC products during the second half of fiscal 2012 and full year fiscal 2013, which had a positive impact on the Consumer Healthcare segment's net sales and results of operations. At this time, the branded competitor is in the process of returning to the market with certain products. The impact on the Company's future results will largely be determined by the branded competitor's strategies regarding supply chain, manufacturing and marketing as well as the pace at which they are able to regain distribution and consumer market share, each of which may have an impact on the sales for OTC products.

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

RESULTS OF OPERATIONS

Consumer Healthcare

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 28, 2013	September 29, 2012
Net sales	$538.5	$450.4	$88.1	20%
Gross profit	$176.9	$145.8	$31.1	21%
Gross profit %	32.9%	32.4%	50 bps
Operating expenses	$87.0	$66.5	$20.5	31%
Operating expenses %	16.2%	14.8%	140 bps
Operating income	$89.9	$79.3	$10.6	13%
Operating income %	16.7%	17.6%	-90 bps

First quarter net sales for fiscal 2014 increased due primarily to $41.8 million of incremental sales attributable to the Sergeant's and Velcera acquisitions, an increase in sales volumes of existing products of $40.3 million, primarily in the analgesics and cough/cold categories, and new product sales of $17.2 million. Existing product sales increased due primarily to expanded distribution of existing products and strong promotional activities as compared to the prior year. These increases were partially offset by a decline of $7.1 million in sales of existing products, primarily in the contract manufacturing category, along with $2.6 million in discontinued products.

First quarter gross profit for fiscal 2014 increased due primarily to incremental gross profit attributable to the Sergeant's and Velcera acquisitions, gross profit attributable to the net increase in sales of existing products and contribution from new product sales. The first quarter fiscal 2014 gross profit percentage increased due primarily to the Sergeant's and Velcera acquisitions.

First quarter operating expenses for fiscal 2014 increased due primarily to $16.6 million of incremental operating expenses from the Sergeant's and Velcera acquisitions. In addition, administrative expenses increased due primarily to the absence of a $2.5 million indemnification settlement payment the Company received in the first quarter of fiscal 2013 in relation to its acquisition of Orion Laboratories Pty Ltd. in March 2010.

Nutritionals

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 28, 2013	September 29, 2012
Net sales	$129.0	$103.4	$25.6	25%
Gross profit	$30.8	$25.8	$5.0	19%
Gross profit %	23.9%	25.0%	-110 bps
Operating expenses	$23.1	$21.9	$1.2	5%
Operating expenses %	17.9%	21.2%	-330 bps
Operating income	$7.7	$3.9	$3.8	98%
Operating income %	6.0%	3.8%	220 bps

First quarter net sales for fiscal 2014 increased due primarily to an increase in sales of existing products of $20.7 million, across all product categories, along with new product sales of $4.9 million. Existing product sales in the VMS category increased due primarily to new customers, while sales in the infant nutritionals category increased due primarily to higher sales of infant formulas as compared to last year. First quarter fiscal 2013's existing product net sales for infant formulas were negatively impacted by a production conversion and ramp up at the Company's Vermont manufacturing facility following the installation of a new plastic container powder infant formula packaging line. As of June 2013, the Company had successfully transitioned 100% of its core items at U.S. retailer customers to the new plastic container.

First quarter gross profit for fiscal 2014 increased due primarily to gross profit attributable to the increase in sales of existing products and contribution from new product sales. The first quarter fiscal 2014 gross profit percentage decreased due primarily to higher production variances.

First quarter operating expenses for fiscal 2014 increased due primarily to higher distribution and selling expenses as a result of the higher sales volume.

Rx Pharmaceuticals

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 28, 2013	September 29, 2012
Net sales	$203.6	$162.9	$40.7	25%
Gross profit	$112.5	$86.7	$25.8	30%
Gross profit %	55.2%	53.2%	200 bps
Operating expenses	$29.4	$18.2	$11.2	62%
Operating expenses %	14.4%	11.2%	320 bps
Operating income	$83.1	$68.5	$14.6	21%
Operating income %	40.8%	42.0%	-120 bps

First quarter net sales for fiscal 2014 increased due primarily to $22.6 million of net sales from the acquisitions of Rosemont and Fera, new product sales of $14.5 million and improved pricing on select products as compared to the prior year.

First quarter gross profit for fiscal 2014 increased due primarily to incremental gross profit attributable to the Rosemont and Fera acquisitions, gross profit contribution from new products and favorable pricing dynamics on select products as compared to the prior year. The first quarter fiscal 2014 gross profit percentage increased due primarily to the Rosemont and Fera acquisitions and favorable pricing dynamics.

First quarter operating expenses for fiscal 2014 increased due primarily to $4.5 million of incremental operating expenses from the Rosemont and Fera acquisitions, a $2.5 million litigation settlement and the absence of a $2.5 million contract termination payment from a customer the Company received in the first quarter of fiscal 2013.

API

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 28, 2013	September 29, 2012
Net sales	$43.2	$36.4	$6.7	18%
Gross profit	$29.8	$21.4	$8.5	40%
Gross profit %	69.1%	58.7%	1,040 bps
Operating expenses	$7.4	$8.1	$(0.6)	(8)%
Operating expenses %	17.1%	22.1%	-500 bps
Operating income	$22.4	$13.3	$9.1	68%
Operating income %	52.0%	36.6%	1,540 bps

First quarter net sales for fiscal 2014 increased due primarily to $16.7 million of new product sales, which primarily relates to the U.S. launch of temozolomide as further described below, partially offset by a decrease in sales of existing products of $11.0 million. The decrease in existing product sales was due primarily to lower sales related to the post-exclusivity status of a long-standing commercial agreement (the "API Agreement") that the Company has with a customer to supply an API for use in a generic finished dosage pharmaceutical product. The Company's customer launched its product with 180-day exclusivity status in the fourth quarter of fiscal 2012. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.

On August 12, 2013, the generic version of Temodar® (temozolomide) was launched in the U.S. market. The Company has a partnership agreement by which API will be exclusively supplied to Teva Pharmaceuticals Ltd. (“Teva”) and Teva will manufacture, market and distribute the product in the U.S. The Company and Teva share equally in the profitably of the product sold in the U.S. market. The temozolmide product was launched with 180-day exclusivity status. On or about the same date Teva launched its generic product, the brand, through Sandoz, launched an authorized generic version of Temodar®.

First quarter gross profit and gross profit percentage for fiscal 2014 increased due primarily to the U.S. launch of temozolomide discussed above. The increase in gross profit was partially offset by the lower sales contribution from the API Agreement.

First quarter operating expenses for fiscal 2014 decreased due primarily to lower administrative costs driven by lower employee-related expenses.

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

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 28, 2013	September 29, 2012
Net sales	$19.1	$16.6	$2.5	15%
Gross profit	$6.3	$5.5	$0.6	12%
Gross profit %	32.4%	33.4%	-100 bps
Operating expenses	$5.0	$5.1	$(0.1)	(2)%
Operating expenses %	26.2%	30.9%	-470 bps
Operating income	$1.2	$0.4	$0.8	178%
Operating income %	6.2%	2.6%	360 bps

First quarter net sales for fiscal 2014 increased due primarily to an increase in sales of existing products of $1.1 million and from favorable changes in foreign currency exchange rates of $1.1 million. First quarter gross profit for fiscal 2014 increased in line with the net sales increase. First quarter operating expenses for fiscal 2014 decreased due primarily to lower advertising expenses.

Unallocated Expenses

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses were $24.6 million for the first quarter of fiscal 2014 compared to $8.8 million for the first quarter of fiscal 2013, an increase of 178% or $15.8 million due primarily to acquisition costs incurred in connection with the pending Elan transaction.

Interest and Other (Consolidated)

Interest expense for the first quarter was $22.1 million for fiscal 2014 and $17.2 million for fiscal 2013. Interest income was $0.7 million and $1.3 million for the first quarter of fiscal 2014 and 2013, respectively. Interest expense increased due primarily to increased borrowings related to the issuance of a $600 million public debt offering, which was completed during the fourth quarter of fiscal 2013.

Income Taxes (Consolidated)

The effective tax rate on income was 29.2% and 25.0% for the first quarter of fiscal 2014 and 2013, respectively. The effective tax rate for the first quarter of fiscal 2014 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below. The effective tax rate for the first quarter of fiscal 2013 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7.5 million, related to various audit resolutions and statute expirations.

Foreign source income before tax for the first quarter of fiscal 2014 was 36% of pre-tax earnings, down from 41% in the same period of fiscal 2013.

In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates are applicable to the Company as of the first quarter of fiscal 2014 and have unfavorably impacted the effective tax rate in the amount of $1.8 million.

In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates are applicable to the Company as of the first quarter of fiscal 2014 and have favorably impacted the effective tax rate in the amount of $4.7 million.
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
The total amount of unrecognized tax benefits was $129.7 million and $122.3 million as of September 28, 2013 and June 29, 2013, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $26.4 million and $24.3 million as of September 28, 2013 and June 29, 2013, respectively.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased $184.6 million to $816.6 million at September 28, 2013, from $632.0 million at September 29, 2012. Working capital, including cash, increased $352.9 million to $1,623.7 million at September 28, 2013, from $1,270.8 million at September 29, 2012 due primarily to additional working capital from the Sergeant's, Rosemont and Velcera acquisitions and timing of accounts payable payments in the first quarter of fiscal 2013.
Cash and cash equivalents increased $36.7 million to $816.6 million at September 28, 2013, from $779.9 million at June 29, 2013. Working capital, including cash, increased $136.2 million to $1,623.7 million at September 28, 2013, from $1,487.5 million at June 29, 2013.
In addition to the cash and cash equivalents balance of $816.6 million at September 28, 2013, the Company had approximately $398.0 million available under its 2011 Credit Agreement revolving loan commitment and $200.0 million available under its accounts receivable securitization program described below, as well as approximately $2.3 million available under its Indian credit facilities. In connection with the Elan acquisition, on July 28, 2013, Holdco entered into the Bridge Credit Agreements, under the terms of which the lenders will provide Holdco with senior unsecured debt financing in an aggregate principal amount of up to $2.65 billion and senior unsecured cash financing in an aggregate principal amount of up to $1.7 billion. Effective September 6, 2013, Holdco terminated the $1.0 billion tranche 2 commitments under the Debt Bridge Credit Agreement. The $1.65 billion tranche 1 commitments under the Debt Bridge Credit Agreement remain outstanding. On September 6, 2013, Holdco entered into (i) the Term Loan Credit Agreement and (ii) the Revolving Credit Agreement. Under the Term Loan Credit Agreement, the lenders will provide Holdco with senior unsecured cash financing in two tranches. The tranche 1 loans are in the aggregate principal amount of up to $300.0 million and the tranche 2 loans are in the aggregate principal amount of up to $700.0 million. The Revolving Credit Agreement provides for borrowings thereunder up to $600.0 million, including subfacilities for letters of credit and swing line facilities. The Company expects Holdco to refinance and repay the bridge borrowings through new debt issuances and the use of Elan's cash on hand. In addition to the Company’s cash on hand, in each case, the Bridge Credit Agreements and the Term Loan Credit Agreement will be available to Holdco to finance the cash portion of the Transactions, pay fees and expenses related to the Transactions and refinance the Company’s existing indebtedness including the Bonds, the 2011 Credit Agreement and the Senior Notes (as defined below). In conjunction with the anticipated repayment of the Senior Notes and the Bonds, the Company expects to make contractually make-whole payments in the range of $150 million to $160 million, assuming benchmark interest rates as of September 28, 2013. These payments may materially vary due to fluctuations in market conditions up until the time the Senior Notes and Bonds are repaid. In total, after the completion of the Transactions the Company expects Holdco to have approximately $3.3 billion of new permanent debt financing in place which is expected to have a weighted average contractual interest expense of $95 million to $105 million. The contractual interest rate may materially vary due to market conditions and final permanent financing to replace the Bridge Loan Credit Agreement.
Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities discussed above are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

	Three Months Ended
(in millions)	September 28, 2013	September 29, 2012
Net cash from operating activities	$98.7	$44.9

Net cash for investing activities	$(35.8)	$(14.8)

Net cash for financing activities	$(28.8)	$(0.2)

Year-to-date net cash provided from operating activities increased by $53.8 million due primarily to changes in working capital as compared to last year.
Year-to-date net cash used for investing activities increased by $21.0 million due primarily to higher property and equipment additions in the first quarter of fiscal 2014 compared to last year.

Capital expenditures for facilities and equipment for fiscal 2014 were for manufacturing productivity and capacity projects and investments at newly acquired entities. Capital expenditures for fiscal 2014 are anticipated to be between $150 million to $185 million related primarily to manufacturing productivity and capacity projects and investments at newly acquired entities. The Company expects to fund these estimated capital expenditures with funds from operational cash flows or revolving credit facilities.
Year-to-date net cash used for financing activities increased $28.6 million due primarily to cash paid for deferred financing fees related to the bridge financing associated with the agreement to acquire Elan. For additional information, see the section titled “Bridge Credit Agreements” in Note 2 of of the Notes to Condensed Consolidated Financial Statements.
The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During the three months ended September 28, 2013, the Company repurchased 61 thousand shares of its common stock for $7.3 million in private party transactions. During the three months ended September 29, 2012, the Company repurchased 110 thousand shares of its common stock for $12.2 million in private party transactions. All common stock repurchased by the Company becomes authorized but unissued stock and is available for reissuance in the future for general corporate purposes.
The Company paid quarterly dividends totaling $8.5 million and $7.5 million, or $0.09 and $0.08 per share, for the first quarter of fiscal 2014 and 2013, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

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

The Securitization Program is a three-year program, expiring June 13, 2014. During the second quarter of fiscal 2013, the Company amended the terms of the Securitization Program effectively increasing the amount the Company can borrow to $200.0 million. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110.0 million, $60.0 million and $30.0 million, respectively, effectively allowing the Company to borrow up to a total amount of $200.0 million, subject to a Maximum Net Investment calculation as defined in the agreement. At September 28, 2013, $200.0 million was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $200.0 million commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program may be classified as debt in the Company’s condensed consolidated balance sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. The Company had no borrowings outstanding under the Securitization Program as of September 28, 2013, June 29, 2013, or September 29, 2012.

Credit Facilities
On October 26, 2011, the Company and certain of its subsidiaries entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents; and certain other participant banks (the "2011 Credit Agreement"). The 2011 Credit Agreement provides for revolving loan and term loan commitments of $400.0 million each, subject to increase or decrease as specified in the 2011 Credit Agreement. The term loan commitment was funded in full on November 3, 2011 and remains outstanding as of September 28, 2013. No revolving loans were outstanding as of September 28, 2013. Revolving and term loans bear interest, at the election of the Company, at either (i) the Adjusted LIBO Rate plus the Applicable Margin or (ii) the Alternate Base Rate plus the Applicable Margin, as specified and defined in the 2011 Credit Agreement. In each case the Applicable Margin is based on the Company's Leverage Ratio from time to time, as defined in the 2011 Credit Agreement. At September 28, 2013, the weighted average interest rate of the term loan was 1.5625%. The maturity date of the term loan and the final maturity date of any revolving loan was initially November 3, 2016, subject to mandatory partial repayments of the term loan in the amount of $40.0 million on each of the first four annual anniversary dates of the funding. Such maturity dates and partial payment dates each were extended for one year pursuant to an amendment dated November 20, 2012 which is described below. The obligations under the 2011 Credit Agreement initially were guaranteed by certain subsidiaries of the Company and by a pledge of partial equity interests of certain foreign subsidiaries. In the fourth quarter of fiscal 2013, such guaranties and equity pledges subsequently were eliminated pursuant to the November 20, 2012 amendment. On November 5, 2012, the Company made a $40.0 million scheduled repayment of the term loan commitment. Subsequently, in conjunction with the November 20, 2012 amendment, the aggregate term loan commitment was restored to the original $400.0 million. Upon the occurrences of certain specified events of default, the principal amount of the term loan and any revolving loans then outstanding may be declared due and payable, together with accrued interest. The 2011 Credit Agreement contains affirmative and negative covenants that the Company believes are normal and customary for transactions of this type. The 2011 Credit Agreement has been amended three times as follows:

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

On May 29, 2008, the Company entered into a Master Note Purchase Agreement (“Note Agreement”) with various institutional investors providing for the issuance of senior notes by private placement on that date of 1) $75 million 5.97% Senior Notes due May 29, 2015 and 2) $125 million 6.37% Senior Notes due May 29, 2016 (collectively, “Series A Notes"). On April 30, 2010, the Company entered into a First Supplement to the Note Agreement (“First Supplement”) with various institutional investors providing for the issuance of senior notes by private placement on that date of 1) $115 million 4.91% Senior Notes due April 30, 2017, 2) $150 million 5.45% Senior Notes due April 30, 2020 and 3) $150 million 5.55% Senior notes dues April 30, 2022 (collectively, “Series B Notes”). On September 1, 2011, the Company entered into a Second Supplement to the Note Agreement (“Second Supplement”) with various institutional investors providing for the issuance of senior notes by private placement on September 30, 2011 of 1) $75 million 4.27% Senior Notes due September 30, 2021 and 2) $100 million 4.67% Senior Notes due September 30, 2026, and the issuance of senior notes by private placement on December 15, 2011 of $175 million 4.52% Senior Notes due December 15, 2023 (collectively, “Series C Notes"). The Series A Notes, Series B Notes and Series C Notes (collectively, “Senior Notes”) are subject to restrictive covenants applying to, among other things, minimum interest coverage ratio, maximum debt-to-EBITDA ratio and limitations on liens, mergers or consolidations and sales of assets. The obligations under the Senior Notes are guaranteed and secured ratably with the 2011 Credit Agreement. The Company may at any time prepay, together with applicable make-whole premiums, all or any part of the Senior Notes subject to the terms specified in the Note Agreement and must offer to prepay the Senior Notes upon a change of control (as defined in the Note Agreement). On August 30, 2013, in conjunction with the expected completion of the Transactions, the Company entered into a Second Amendment and Waiver to Master Note Purchase Agreement with all institutional investors then party to the Note Agreement, the First Supplement or the Second Supplement granting the Company a limited waiver of certain provisions in the Note Agreement that could potentially be breached upon the closing of the Transactions, provided the Company agreed to repay the Senior Notes in full at a make-whole premium contemporaneously with the closing of the Transactions.
The Company's India subsidiary has a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. ("HSBC") with a maximum limit of approximately $5.1 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.5% as of September 28, 2013, June 29, 2013 and September 29, 2012. The Company had $4.4 million, $4.6 million and $4.8 million, outstanding on this line as of September 28, 2013, June 29, 2013, and September 29, 2012, respectively.

On July 3, 2013, the Company’s India subsidiary amended its short-term credit line with HSBC to increase the aggregate amount to approximately $7.7 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.7% as of September 28, 2013, and 11.5% as of both June 29, 2013 and September 29, 2012. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $6.1 million, $5.0 million and $1.6 million outstanding on this line of credit as of September 28, 2013, June 29, 2013 and September 29, 2012, respectively.
Bonds
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

Elan Financings

On July 28, 2013, Holdco entered into the Bridge Credit Agreements, under the terms of which the lenders will provide Holdco with senior unsecured debt financing in an aggregate principal amount of up to $2.65 billion and senior unsecured cash financing in an aggregate principal amount of up to $1.7 billion. Effective September 6, 2013, Holdco terminated the $1.0 billion tranche 2 commitments under the Debt Bridge Credit Agreement. The $1.65 billion tranche 1 commitments under the Debt Bridge Credit Agreement remain outstanding.
On September 6, 2013, Holdco entered into (i) the Term Loan Credit Agreement and (ii) the Revolving Credit Agreement. Under the Term Loan Credit Agreement, the lenders will provide Holdco with senior unsecured cash financing in two tranches. The tranche 1 loans are in the aggregate principal amount of up to $300.0 million and the tranche 2 loans are in the aggregate principal amount of up to $700.0 million. The Revolving Credit Agreement provides for borrowings thereunder up to $600.0 million, including subfacilities for letters of credit and swing line facilities.
For additional details on the Bridge Credit Agreements, see the sections titled “Bridge Credit Agreements” and “Permanent Credit Agreements” in Item 1 “Financial Statements” - Note 2 above.
In addition to the Company’s cash on hand, in each case, the Bridge Credit Agreements and the Term Loan Credit Agreement will be available to Holdco to finance the cash portion of the Transactions, pay fees and expenses related to the Transactions and refinance the Company’s existing indebtedness including the Bonds, the 2011 Credit Agreement and the Senior Notes.
Credit Ratings

The Company's credit ratings on September 28, 2013 were Baa3 (stable) and BBB (negative) by Moody's Investor Service and Standard and Poor's Rating Services, respectively.

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

Interest Rate Swaps

In anticipation of the acquisition of Elan, during the first quarter of fiscal 2014, the Company entered into three pay-floating interest rate swaps with a total notional amount of $425 million that hedge a portion of the Company's Senior Notes. These swaps have been designated as fair value hedges of the Company's fixed rate debt. At September 28, 2013, the interest rate swaps and underlying fixed-rate debt were adjusted to market value, resulting in the Company recording a net hedge ineffectiveness loss of $1.7 million in other expense (income), net for the first quarter of fiscal 2014.

Also during the first quarter of fiscal 2014, the Company entered into forward interest rate swap agreements to hedge against changes in interest rates that could impact the Company's expected future financing of the acquisition of Elan. These swaps are designated as cash flow hedges of expected future debt issuances with a notional amount totaling $725 million. These agreements hedge the variability in future probable interest payments due to changes in the benchmark interest rate between the date the swap agreements were entered into and the expected date of future debt issuances in fiscal 2014, at which time these agreements are intended to be settled.

Contractual Obligations

Other than the obligations related to the Elan transaction as disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements, there were no material changes in contractual obligations during the first quarter of fiscal 2014.

Critical Accounting Estimates

Determination of certain amounts in the Company’s financial statements requires the use of estimates. These estimates are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances, and they are reviewed by the Audit Committee. Although the estimates are considered reasonable, actual results could differ from the estimates. A summary of the accounting estimates considered by management to require the most judgment and are critical in the preparation of the financial statements is provided in the Company's Annual Report on Form 10-K for the year ended June 29, 2013. During the first quarter of fiscal 2014, there have been no material changes in the accounting estimates previously disclosed.

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

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure related to the management of interest rate risk. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. Because of the use of certain derivative financial instruments and the significant amount of fixed rate debt (other than the financing agreements related to the Elan transaction), the Company believes that a fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

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

See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Form 10-K for the year ended June 29, 2013, for additional information regarding market risks.

Item 4.	Controls and Procedures

As of September 28, 2013, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.
In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 28, 2013, were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
In the second, third and fourth quarters of fiscal 2013, the Company acquired Sergeant's Pet Care Products, Inc. ("Sergeant's"), Rosemont Pharmaceuticals Ltd. ("Rosemont") and Velcera, Inc. ("Velcera"), respectively (see Note 2 - Business Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Sergeant's, Rosemont and Velcera from its interim evaluation of internal control over financial reporting as of September 28, 2013. The Company is in the process of documenting and testing these acquired businesses' internal controls over financial reporting. The Company will incorporate Sergeant's, Rosemont and Velcera into its annual report on internal control over financial reporting for its fiscal year-end 2014. As of September 28, 2013, Sergeant's, Rosemont and Velcera's total assets together represented approximately 15% of the Company's consolidated total assets. Sergeant's, Rosemont and Velcera's net sales together represented approximately 6% of the Company's consolidated net sales for the three months ended September 28, 2013.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Item 1A.     Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended June 29, 2013 includes a detailed discussion of the Company’s risk factors. Other than the item noted below, there have been no material changes during the first quarter of fiscal 2014 to the risk factors that were included in the Form 10-K.

Delay in Congressional passage of the fiscal year 2014 Federal Budget may delay FDA’s ability to accept, review and complete its review of drug product applications, drug product submission amendments and infant formula notifications.

   If the federal government is unable to approve the 2014 Federal Budget by January 15, 2014, FDA may be unable to accept, review and complete its review of drug product applications, drug product submission amendments and infant formula notifications.  FDA’s delayed acceptance and review of product-related submissions could have a material adverse effect on the Company’s business, impeding the Company’s ability to launch new products or implement changes to existing products.  The Company may not go to market until the FDA has completed its review of these documents.

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
The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter:

Fiscal 2014	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$—
June 30 to August 3	2	$128.29	—	$—
August 4 to August 31	59	$119.04	—	$—
September 1 to September 28	—	$—	—	$—
Total	61		—

(1)	Private party transactions accounted for all purchases from June 30 to August 31.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

2.1
Transaction Agreement, dated as of July 28, 2013, among Perrigo, Elan, Blisfont Limited, Habsont Limited and Leopard Company, incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

2.2
Part A of Appendix I to Rule 2.5 Announcement (Conditions to the Implementation of the Scheme and the Acquisition), incorporated by reference from Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

2.3	Expenses Reimbursement Agreement, dated as of July 28, 2013, between Perrigo and Elan, incorporated by reference from Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

10.1
Debt Bridge Credit Agreement, dated as of July 28, 2013, among Blisfont Limited, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

10.2
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

PERRIGO COMPANY
(Registrant)

Date:	November 4, 2013	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	November 4, 2013	By: /s/ Judy L. Brown
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

2.2
Part A of Appendix I to Rule 2.5 Announcement (Conditions to the Implementation of the Scheme and the Acquisition), incorporated by reference from Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

2.3	Expenses Reimbursement Agreement, dated as of July 28, 2013, between Perrigo and Elan, incorporated by reference from Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

10.1
Debt Bridge Credit Agreement, dated as of July 28, 2013, among Blisfont Limited, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

10.2
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